Form 10-Q
period 1995-06-30
DIGITAL SOLUTIONS INC
filed 1995-08-14
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            _______________________

                                   FORM 10-Q

   / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995

                                       OR

   /   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

                          Commission File No. 0-18492


                            DIGITAL SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

       New Jersey                                                22-1899798
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


4041-F Hadley Road, South Plainfield, NJ                            07080
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (908) 561-1200

         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                      No
                           ----                        ----

13,759,464 Common Shares, par value $.001 per share were outstanding as of June 30, 1995.

                                   FORM 10-Q


                            DIGITAL SOLUTIONS, INC.


                                 June 30, 1995


                                     INDEX

                                                                             Page No.
                                                                             --------
         Part I - Financial Information
         ------------------------------



Consolidated Balance Sheets
         June 30, 1995 (unaudited) and
         September 30, 1994                                                     3

Consolidated Statements of
         Operations for the three months ended
         June 30, 1995 and 1994 (Unaudited)                                     4

Consolidated Statements of
         Operations for the nine months ended
         June 30, 1995 and 1994 (Unaudited)                                     5

Consolidated Statement of Shareholder's Equity
         for the nine months ended June 30,
         1995 (Unaudited)                                                       6

Consolidated Statements of Cash Flows for the
         nine months ended June 30, 1995
         and 1994 (Unaudited)                                                   7

Notes to consolidated financial statements
         (Unaudited)                                                            8

Management's discussion and analysis of
     financial condition and results of operations                              11


Signatures                                                                      14

                                       DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS



                                          ASSETS                         June 30,      September 30,
                                                                          1995             1994
                                                                       (unaudited)
                                                                      ------------     -------------
Current assets:
  Cash                                                                $   285,000       $  178,000
  Accounts receivable, net of allowance
    for doubtful accounts of $123,000 at June 30, 1995
    and $99,000 at September 30, 1994                                   5,912,000        2,592,000
  Current portion of notes due from officers (Note 3)                     702,000          140,000
  Deferred tax asset                                                      300,000          300,000
  Other current assets                                                  1,128,000          500,000
                                                                      -----------       ----------
         Total current assets                                           8,327,000        3,710,000

Equipment and improvements:
  Machinery and equipment                                               2,708,000        2,231,000
  Leasehold improvements                                                  177,000          177,000
                                                                      -----------       ----------
                                                                        2,885,000        2,408,000
    Less accumulated depreciation and amortization                      1,984,000        1,861,000
                                                                      -----------       ----------
                                                                          901,000          547,000


  Deferred tax asset, net of current portion                              300,000          300,000
  Goodwill, net of amortization (Note 2)                                5,260,000        2,852,000
  Other assets                                                          1,391,000          318,000
                                                                      -----------       ----------
                                                                      $16,179,000       $7,727,000
                                                                      ===========       ==========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving loan payable (Note 6)                                     $ 3,130,000       $1,010,000
  Current portion of long-term debt                                       644,000          165,000
  Accounts payable                                                        964,000          493,000
  Accrued expenses and other current liabilities                        2,165,000          896,000
                                                                      -----------       ----------
         Total current liabilities                                      6,903,000        2,564,000

  Subordinated debt  (Note 4)                                           1,887,000             --
  Long term debt, net of current portion                                  566,000           38,000
  Other liabilities                                                        55,000           69,000
                                                                      -----------       ----------
         Total liabilities                                              9,411,000        2,671,000

Shareholders' equity

  Common stock                                                             14,000           12,000
  Additional paid-in capital                                            8,081,000        6,839,000
  Accumulated deficit                                                  (1,127,000)      (1,795,000)
                                                                      -----------       ----------
                                                                        6,968,000        5,056,000
                                                                      -----------       ----------
                                                                      $16,379,000       $7,727,000
                                                                      ===========       ==========




See notes to consolidated financial statements

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                   Three Months Ended
                                                                                        June 30,
                                                                     -----------------------------------------------
                                                                            1995                            1994
                                                                     --------------                   --------------

 Operating revenues                                                  $ 19,841,000                     $  10,849,000
                                                                     --------------                   --------------


         Direct costs                                                    18,141,000                       10,017,000
                                                                     --------------                   --------------


 Gross profit                                                             1,700,000                          832,000
                                                                     --------------                   --------------


         Selling, general and administrative                              1,547,000                          768,000
                                                                     --------------                   --------------

 Net income from operations                                                 153,000                           64,000
                                                                     --------------                   --------------


 Other credits (charges):
         Interest and other income                                           32,000                           16,000
         Interest expense                                                  (100,000)                         (29,000)
                                                                     --------------                   --------------

                                                                            (68,000)                         (13,000)
                                                                     --------------                   --------------


 Income before income taxes                                                  85,000                           51,000

 Income tax benefit/(expense)                                                61,000                           93,000
                                                                     --------------                   --------------

 Net income                                                          $      146,000                   $      144,000
                                                                     ==============                   ==============

 Net income per common share                                         $         0.01                   $         0.01
                                                                     ==============                   ==============


 Weighted average number of
    common shares outstanding                                            14,619,580                       14,152,977
                                                                     ==============                   ==============


 See notes to consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                         Nine Months Ended
                                                                              June 30,

                                                           --------------------------------------------
                                                                 1995                         1994
                                                                 ----                         ----

 Operating revenues                                        $   52,468,000                $   26,335,000
                                                           --------------                --------------

         Direct costs                                          47,709,000                    24,092,000
                                                           --------------                --------------


 Gross profit                                                   4,759,000                     2,243,000
                                                           --------------                --------------


         Selling, general and administrative                    4,035,000                     1,929,000
                                                           --------------                --------------

 Net income from operations                                       724,000                       314,000
                                                           --------------                --------------


 Other credits (charges):
         Interest and other income                                189,000                        23,000
         Interest expense                                        (227,000)                      (55,000)
                                                           --------------                --------------

                                                                  (38,000)                      (32,000)
                                                           --------------                --------------


 Income before income taxes                                       686,000                       282,000

 Income tax benefit/(expense)                                     (18,000)                      293,000
                                                           --------------                --------------

 Net income                                                $      668,000                $      575,000
                                                           ==============                ==============


 Net income per common share                               $         0.05                $         0.04
                                                           ==============                ==============


 Weighted average number of
    common shares outstanding                                  14,729,275                    12,399,782
                                                           ==============                ==============


 See notes to consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT STOCKHOLDER'S EQUITY

                       FOR THE PERIOD ENDED JUNE 30, 1995
                                  (unaudited)


                                                                             Common Stock
                                                                          -------------------
                                                                          Shares                 Additional
                                                                          Issued                  Paid-in
                                                                          (Retired)    Amount     Capital        Deficit
                                                                          ----------   ------    ---------      ----------
 Balance, September 30, 1994                                              12,125,753   12,000    6,839,000      (1,795,000
 Exercise of options in connection with employee
    stock option plan.                                                     1,266,596    1,265      737,000
 Stock issued to satisfy debt on acquisition of
    Staff Rx to Rads (the sellers)                                           360,000      360      743,000
 Expenses related to private placement of common stock                                            (164,000)
 Stock issued to satisfy debt on acquisition of Turnkey Servcies, Inc
    a Southwest leasing company                                               68,205       68      166,000

 Stock reduced on acquisition of The Alternative Source                     (106,508)    (106)    (240,000)


 Net income                                                                      -         -          -            668,000
                                                                          ----------   ------    ---------      ----------
 Balance June 30, 1995                                                    13,714,046   13,587    8,081,000      (1,127,000)
                                                                          ==========   ======    =========      ==========


 See notes to consolidated financial statements

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Nine Months Ended
                                                                          June 30,
                                                               ---------------------------
                                                                    1995           1994
                                                                    ----           ----
Cash Flows from Operating Activities:
Net Income                                                    $    668,000      $  575,000
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Deferred income taxes                                          18,000        (300,000)
     Depreciation and amortization                                 339,000         198,000
     Provision for doubtful accounts                                24,000          16,000
     Amortization of rent deferral                                 (21,000)        (21,000)


   Changes in operating assets and liabilities
      Increase in accounts receivable                           (3,466,000)       (890,000)
      Increase in other assets                                  (1,158,000)       (492,000)
      Increase in notes due from officers (Note 3)                (542,000)           --
      Increase in accounts payable,
        accrued expenses and other current liabilities           2,305,000       1,004,000
                                                              ------------      ----------

          Net cash used in operating activities                 (1,833,000)         90,000
                                                              ------------      ----------

Cash flows from Investing Activities:
  Purchases of equipment and improvements                         (411,000)       (177,000)
  Collections on note receivable                                      --           109,000
  Acquisition of Businesses                                     (2,229,000)       (871,000)
                                                               ------------      ----------

          Net cash used in investing activities                 (2,640,000)       (939,000)
                                                               -----------       ---------
Cash flows from financing activities:

  Proceeds from stock options exercised                            737,000         189,000
  Principal payments on long-term debt                           1,887,000         600,000
  Net proceeds from subordinated debt
  Expenses related to issuance of common stock                    (164,000)
  Net borrowings from (payments to) line of                      2,120,000         (80,000)
    credit/factor
  Payment of dividends on preferred stock                             --           (98,000)
                                                               -----------       ---------

          Net cash provided by financing activities              4,580,000         611,000
                                                               -----------       ---------

   Net increase/(decrease) in cash                                 107,000        (238,000)

   Cash at beginning of period                                     178,000         997,000
                                                               -----------      ----------
   Cash at end of period                                       $   285,000      $  759,000
                                                               ===========      ==========

      Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
      Interest                                                $    125,000      $   49,000
                                                              ============      ==========


See notes to consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 30, 1995

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.

NOTE 2: ACQUISITIONS

On November 21, 1994, the Company acquired certain assets of several affiliated contract staffing firms through the Company's wholly owned subsidiary DSI-Staff Rx, Inc in exchange for $200,000 in cash and a promissory note for $1,300,000. In addition the Company incurred approximately $636,000 in costs associated with this acquisition. The Company recorded goodwill of approximately $1,766,000, which is being amortized over 20 years. The acquisition was accounted for under the purchase method of accounting.

In March, 1995, the Company issued 360,000 shares of its common stock which was valued at $743,000. This was used to satisfy part of the aforementioned promissory note. The balance was paid in cash.

In January, 1995, the Company purchased certain assets of Physicians Unlimited for $46,000 in cash. This acquisition was consolidated with DSI-Staff Rx, Inc. which compliments the business by staffing physicians in the medical field. The cost of the acquisition is being amortized over 20 years.

In May, 1995, the Company, through its subsidiary, DSI Staff Connxions-Southwest, purchased certain assets of an employee leasing company located in El Paso, Texas, Turnkey Services, Inc. The assets acquiered include the customer lists and all owned and leased assets utilized by Turnkey in its business operations subject to interest of equipment lessors. In consideration for the assets and noncompetition agreements, the Company paid to Turnkey $784,000 in cash and issued common stock in the amount of $166,000. In addition, the Company expects to incur an additional $200,000 in transaction costs for a total price of $1,150,000.


NOTE 3: NOTES DUE FROM OFFICERS

In March, 1995, certain officers exercised 523,532 stock options from the Management Options Plan for a total purchase price of $556,000 at an option price of $1.0625. In exchange the officers issued a one year promissory note for the total purchase price at 8% per annum, secured by the shares purchased.


NOTE 4: SUBORDINATED DEBT


In January,1995, the Company completed a private placement offering to accredited investors of units consisting of a $50,000 principal amount convertible subordinated note and a warrant to purchase 5,000 shares of the Company's common stock. The exercise price of the warrant is $2.59 per share which was the price of common stock at the date of the offering. The notes bear interest, to be paid semi-annually, at 12% per annum. Unless redeemed, the notes are convertible at any time from the first closing, at the option of the holder, into such number of shares of common stock as shall equal the principal amount of the note divided by 70% of the average closing bid price for the thirty consecutive trading days immediately preceding the date of conversion, subject to certain anti-dilution adjustments.

Total proceeds of $1,887,000 were used in part to re-pay the Company's promissory note issued in connection with the Staff-Rx acquisition previously reported as well as the Company's working capital requirements.


NOTE 5: SUBSEQUENT EVENT

On July 27, 1995, the Company's stockholders approved an increase in the number of "authorized" shares from 20 million to 40 million. This was requested to provide the Company with 'contingent' shares required to collateralize prospective debt financing for acquisitions and working capital needs.

NOTE 6: COMMITMENTS AND CONTINGENCIES


The Company has entered into a new Worker's Compensation minimum premium agreement with a nationally recognized insurance carrier. As part of this program, the Company will share in any 'claims not paid' pool. As a result of this arrangement, Management will reduce costs for its workers' compensation expense periodically, by estimating expected claims against premiums collected and establish a reserve for unpaid claims. This reserve is periodically reviewed by the Company's risk management department and the carrier and adjusted based upon the claims information available.

The Company recently re-negotiated its line of credit with a major New Jersey bank which increased its credit line to $3.5 million collateralized by the Company's accounts receivable. The additional credit line was used to fund the working capital needs of the Company and the acquisition of Turnkey Services, Inc. mentioned in Note 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's operating revenues for the three months ended June 30, 1995 and 1994, were approximately $19,841,000 and $10,849,000, respectively. For the nine months ended June 30, 1995 and 1994, revenues were $52,468,000 and $26,335,000, respectively. These revenues represent an increase from prior period of approximately 83% for the quarter and 99% for the nine month period. This increase is primarily the result of; increased revenues in the payroll service division; internal growth in the northeast operations in employee leasing and contract staffing; and the full year impact of certain acquisitions in the employee leasing business in the southwest United States. The increase is also attributable to the incremental revenues related to the acquisition of the business of Staff Rx. completed in December, 1994 and Turnkey Services completed in May, 1995.

Direct costs as a percentage of sales were 91% for the three month period ended June 30, 1995 compared to 92% for the same period in 1994. For the nine months ended June 30, 1995 and 1994, the direct costs as a percentage to sales was 91% The decrease for the quarter reflects the incremental increase in revenues for those divisions that carry a higher gross margin including the acquisition of the business of Staff Rx and Turnkey Services.

Selling, general, and administrative expenses as a percentage of sales were 8% for the quarter ended June 30, 1995 versus 7% for the corresponding quarter in 1994. On a year-to-date basis, the percentage to sales is 8% and 7% for 1995 and 1994, respectively. The percentage increase reflects management's plan to add additional skills and resources to the Company's management team and to expand the marketing and selling program. Among other things, the Company retained a new president, chief financial officer and PEO Executive whose salaries are reflective in the increase in administrative expenses. In addition, the Company incurred one time charges of approximately $30,000 in connection with aborted acquisition attempts.

Interest expense, for the quarter ended June 30, 1995 and 1994 was $100,000 and $29,000, respectively. For the nine months ended June 30, 1995 and 1994, interest expense was $227,000 and $55,000, respectively. This increase is attributable to the interest paid on the increased borrowing under the line of credit and the accrued interest on the subordinated debt discussed in note 6. These borrowed funds were used to fund the acquisitions indicated in Note 2 as well as funding the internal growth of existing businesses.

Net income for the quarter ended June 30, 1995 was $146,000 as compared to
$144,000 for the comparable period in the previous fiscal year.   For the nine
months ended June 30, 1995 and 1994, net income was $668,000 and $575,000, respectively.

Income before taxes for the quarter ending June 30, 1995 was $85,000 as compared to $51,000 for the comparable period in the previous year, an increase of 67%. For the nine months ended June 30, 1995 and 1994, income before taxes were $686,000 and $282,000, respectively, an increase of 143%. This increase is reflective of improved gross margin performance in the payroll service division, an increase in administrative fees for the employee leasing businesses and the acquisition of the business of Staff Rx, Inc. and Turnkey Services as indicated in note 2.


Liquidity and Capital Resources

     The Company's working capital at June 30, 1995 was $1,424,000 or a ratio of
1.21 to 1.0 versus working capital of $1,146,000 or a ratio of 1.45 to 1.0 at September 30, 1994.

     The decline in working capital reflects the increased use of current capital to fund the acquisition of Turnkey Services, Inc as indicated in
Note 2.

     Total debt has increased due to the acquisition of the business of Staff Rx, the issuance of subordinated debt and the increased use of the line of credit.

     The Company had net income for the fiscal year ended September 30, 1994 of $720,000 and shareholders' equity of $5,056,000. For the nine months ended June 30, 1995, the Company reported a net profit of $668,000 and shareholders' equity of $6,968,000.

     The Company is currently seeking to raise subordinated debt through private financing in order to improve working capital and fund future acquisitions.

                                    PART II

                               OTHER INFORMATION




Item 6. Exhibits and Reports on Forms 8-K.

     Item 27. Financial Data Schedule

          (b) Reports on Form 8-K


During the quarter ended June 30, 1995, the Company filed an amended 10-Q for March, 1995 on the acquisition of Turnkey Services, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DIGITAL SOLUTIONS, INC.
                                         (Registrant)


                                          /s/ RAYMOND J. SKIPTUNIS
                                         ---------------------------------------
                                         Raymond J. Skiptunis
                                         Chief Executive Officer


                                          /s/ KENNETH P. BRICE
                                         ---------------------------------------
                                         Kenneth P. Brice
                                         Chief Financial Officer

Date:  August 14, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.            Description
-------          -----------

  27             Financial Data Schedule