Form 10-Q/A
period 1995-06-30
DIGITAL SOLUTIONS INC
filed 1995-09-28
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            _______________________

                                 FORM 10-Q/A
                              (Amendment No. 1)

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
         ------------------------------



Consolidated Balance Sheets
         June 30, 1995 (unaudited) and
         September 30, 1994                                                     3

Consolidated Statements of
         Operations for the three months ended
         June 30, 1995 and 1994 (Unaudited)                                     4

Consolidated Statements of
         Operations for the nine months ended
         June 30, 1995 and 1994 (Unaudited)                                     5

Consolidated Statement of Shareholder's Equity
         for the nine months ended June 30,
         1995 (Unaudited)                                                       6

Consolidated Statements of Cash Flows for the
         nine months ended June 30, 1995
         and 1994 (Unaudited)                                                   7

Notes to consolidated financial statements
         (Unaudited)                                                            8

Management's discussion and analysis of
     financial condition and results of operations                              11


Signatures                                                                      14

                                       DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS



                                          ASSETS                         June 30,      September 30,
                                                                          1995             1994
                                                                       (unaudited)
                                                                      ------------     -------------
Current assets:
  Cash                                                                $   285,000       $  178,000
  Accounts receivable, net of allowance
    for doubtful accounts of $123,000 at June 30, 1995
    and $99,000 at September 30, 1994                                   5,912,000        2,592,000
  Current portion of notes due from officers (Note 3)                     702,000          140,000
  Deferred tax asset                                                      300,000          300,000
  Other current assets                                                  1,128,000          500,000
                                                                      -----------       ----------
         Total current assets                                           8,327,000        3,710,000

Equipment and improvements:
  Machinery and equipment                                               2,708,000        2,231,000
  Leasehold improvements                                                  177,000          177,000
                                                                      -----------       ----------
                                                                        2,885,000        2,408,000
    Less accumulated depreciation and amortization                      1,984,000        1,861,000
                                                                      -----------       ----------
                                                                          901,000          547,000


  Deferred tax asset, net of current portion                              300,000          300,000
  Goodwill, net of amortization (Note 2)                                5,460,000        2,852,000
  Other assets                                                          1,391,000          318,000
                                                                      -----------       ----------
                                                                      $16,379,000       $7,727,000
                                                                      ===========       ==========


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Revolving loan payable (Note 6)                                     $ 3,130,000       $1,010,000
  Current portion of long-term debt                                       644,000          165,000
  Accounts payable                                                        964,000          493,000
  Accrued expenses and other current liabilities                        2,165,000          896,000
                                                                      -----------       ----------
         Total current liabilities                                      6,903,000        2,564,000

  Subordinated debt  (Note 4)                                           1,887,000             --
  Long term debt, net of current portion                                  566,000           38,000
  Other liabilities                                                        55,000           69,000
                                                                      -----------       ----------
         Total liabilities                                              9,411,000        2,671,000

Shareholders' equity

  Common stock                                                             14,000           12,000
  Additional paid-in capital                                            8,081,000        6,839,000
  Accumulated deficit                                                  (1,127,000)      (1,795,000)
                                                                      -----------       ----------
                                                                        6,968,000        5,056,000
                                                                      -----------       ----------
                                                                      $16,379,000       $7,727,000
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

Date:  September 28, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.            Description
-------          -----------

  27             Financial Data Schedule