Form 10-K
period 1995-09-30
DIGITAL SOLUTIONS INC
filed 1996-01-16
CIK 785557

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

/X/              ANNUAL REPORT PURSUANT TO SECTION 13 ON 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                       OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 0-18492

                            DIGITAL SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                  NEW JERSEY                                    22-1899798
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)
4041-F HADLEY ROAD SOUTH PLAINFIELD NEW JERSEY                     07080
   (Address of principal executive offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (908) 561-1200

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of class)
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No
                                   ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
                            ------------------------

     On January 9, 1996, the aggregate market value of the voting stock of Digital Solutions, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $29,771,507 based upon the average bid and asked price for such Common Stock on said date as reported by NASDAQ. On such date, there were issued and outstanding 14,010,121 shares of Common Stock of the Registrant.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

            Proxy Statement for 1996 Annual Meeting of Shareholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Digital Solutions, Inc. ("DSI" or the "Company"), is a leading provider of human resource management services to a wide variety of industries in 40 states and internationally. These services may be divided into three general categories: (1) professional employer organization ("PEO") services, also known as employee leasing (2) employer administrative services, such as payroll processing, personnel administration, benefits administration and tax filing; and, (3) contract staffing, or the placement of temporary and permanent employees.

     DSI was founded in 1969 as a payroll service bureau which focused on the construction industry. Using its proprietary software, it competed in the New Jersey marketplace against large nationwide payroll service bureaus. In 1990, under new management, the Company embarked upon a strategy of expansion by offering a wide variety of human resource services, including contract staffing and employee leasing, and establishing regional operational hubs in the south and southwest through the acquisition of compatible businesses. Over the last five years, DSI's acquisitions have included several companies in the contract staffing and employee leasing industries in Florida, Texas and Mississippi.

     Essentially, the Company functions as the personnel department of the small to mid-sized companies which fully utilize the Company's services. The Company believes that by offering services which relieve small and medium size businesses of the ever increasing burden of employee related record keeping, payroll processing, benefits administration, employment of temporary and permanent specialized employees and other human resource functions, the Company will position itself to take advantage of a major growth opportunity during this and the next decade.

     DSI currently furnishes employee leasing, payroll, and contract staffing services to over 1,300 client organizations with approximately 3800 worksite leasing and staffing employees, and believes that it currently ranks, in terms of revenues and worksite employee base, as one of the largest professional employer organizations in the United States. In addition, DSI places its leased employees and temporary help in hospitals and clinics throughout the United States through its Texas and Florida offices. The Company has three hubs operating in South Plainfield, New Jersey; Houston, Texas and Clearwater, Florida and eight sales service centers in New York City; Ridgeland, Mississippi; Dallas, El Paso and Houston, Texas; Winter Park and Clearwater, Florida; and South Plainfield, New Jersey.

     In 1994, DSI employed a new president and chief operating officer, George
J. Eklund, to identify and capitalize on business growth opportunities for the Company. Recognizing the desire by many small businesses to be relieved not only of the human resource administrative functions, but also of the responsibility to manage employees and oversee operational tasks ancillary to their core business, the Company formulated a strategy of emphasizing PEO ("employee leasing") and "outsourcing" services. In employee leasing, a service provider becomes an employer of the client company's employees and leases these employees to the client to perform their intended functions at the worksite. In outsourcing, the service provider is not only responsible for human resource administration but also assumes ultimate responsibility for management of the employees and their job functions. For example, a provider of outsourcing services could be engaged by a hospital or clinic to manage the maintenance and operation of the facility. The medical staff would still be responsible for the medical functions but the physical plant would be managed by the provider.

     DSI is now committed to focusing on the PEO and outsourcing industry for its future growth and to convert the healthcare division (Staff Rx) into more than a contract staffing business by focusing on PEO, outsourcing and facilities management. While DSI will continue to sell stand-alone employer services, such as payroll and tax filing, it will emphasize the PEO component of its service offerings with a goal of becoming the leading providers of employee leasing and outsourcing in the United States. The Company also believes that the PEO industry is characterized by relatively small and regionalized providers which offer a limited range of services to their clients. Accordingly, a major component of the Company's growth strategy is the acquisition of well situated independent PEO companies whose business can be integrated into the Companies operations.

     Digital Solutions, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains executive offices at 4041-F Hadley Road, South Plainfield, New Jersey 07080 where its telephone number is (908) 561-1200.

GENERAL BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR

THE STAFF ACQUISITION

     On November 21, 1994, the Company acquired certain business assets of Staff-Rx and its subsidiaries, RADS Radiography Service, Inc., Relief Services, Inc., Primedical Physician Services, Inc. and SkillMaster Management, Inc. (collectively "Staff-RX") through DSI Staff Rx, Inc., a newly formed subsidiary of DSI Contract Staffing, Inc., a subsidiary of the Company. Staff is engaged in the contract staffing business and places permanent and temporary medical personnel in hospitals, clinics and other medical facilities. Staff has offices in Houston, Texas; Clearwater, Florida; Dallas, Texas and Winter Park, Florida and conducts business in approximately 35 states. The assets acquired included the customer accounts (the "Customer Accounts") of Staff-RX, all books and records, and all owned and leased fixed assets utilized by Staff-Rx in its business operations and the right to use the names SkillMaster, Staff RX, RADS and Primedical (collectively the "Assets").

     Certain principals and/or key managerial personnel of Staff-RX deemed essential have entered into employment agreements which contain negative and restrictive covenants for the term of the agreement and continuing for a period of two years thereafter (one year in the event Employee is terminated without cause), which will prohibit competitive conduct. Non-employee shareholders of Staff-Rx and certain other persons entered into three (3) year noncompetition agreements with the Company, which contain restrictive covenants during the term of the agreement prohibiting competitive conduct (collectively the "Noncompetition Agreements").

     In exchange for the Assets and the Noncompetition Agreements, the Company paid to Staff-Rx (i) $200,000 in cash; (ii) a convertible promissory note in the principal amount of $1,300,000; (iii) an earnout payment (the "Earnout") as defined below; and (iv) a profit payment (the "Profit Payment"), as defined below (together, the "Purchase Price"). The Company also paid approximately $266,000 representing expenses incurred by Staff in operating the business from October 3, 1994 to the closing.

     The Purchase Price between the Assets and the Noncompetition Agreement was allocated $1,400,000 to goodwill and $50,000 each to the Non-Competition Agreements and to the fixed assets acquired.

     The Earnout is payable quarterly commencing on the date of the end of the first calendar quarter following the closing that the cumulative gross margin of DSI Staff RX, Inc., exceeds $5,000,000, and will be equal to 50% of the gross margins derived from the customer accounts in excess of $5,000,000. The Earnout is payable during during the two (2) year period commencing October 3, 1994 (the "Earnout Period"). Gross margins of DSI Staff RX, Inc. shall be equal to gross revenues less cost of sales and certain investments made by the Company into the business. The Profit Payment, payable quarterly commencing on the date of the end of the first calendar quarter that the cumulative earnings before taxes ("EBT") since the closing exceeds $600,000, shall be equal to 50% of the amount of Staff-Rx, computed in accordance with generally accepted accounting principles as modified by the agreement of the parties, in excess of $600,000 in each of the two (2) year periods commencing on October 3, 1994 following the Closing Date, up to a cumulative aggregate maximum Profit Payment of $600,000.

THE TURNKEY ACQUISITION

     In May, 1995, the Company consummated the acquisition, through its subsidiary, DSI Staff Connxions-Southwest, Inc., of certain employee leasing assets and related liabilities of Turnkey Services Inc., a Texas corporation ("Turnkey") with operations in Texas and New Mexico. Additionally, certain principals of Turnkey entered into non-competition agreements with the Company. The Company acquired the Turnkey assets for an aggregate purchase price of $950,000, payable through a combination of $783,750 in cash and

68,205 shares of common stock. One-half of the purchase price was paid at closing and one-half will be subject to certain earnout provisions, and will not be payable by the Company until one year after the closing.

RECENT FINANCINGS

     In February, 1995, the Company renewed its one-year revolving credit line agreement with United Jersey Bank of New Jersey ("UJB"). The renewed line provides credit to the Company at the lesser of $3,500,000 or 80% of accounts receivable balances under 60 days. The terms call for interest at one and one half percent over the bank s floating base rate. Interest is payable monthly. The Company utilizes the proceeds to fund general working capital. The loan is collateralized by all of the Company's receivables and contains certain covenants. These covenants require the Company to maintain certain ratios on interest coverage, current ratio, total tangible capital funds and total non-subordinated liabilities to tangible net worth plus subordinated debt. As of September 30th, 1995, the Company was in breach of its financial covenants. The Company is presently negotiating with the bank to develop mutually agreeable terms and conditions in response to the Company s request to UJB for forbearance from declaring a default. While the Company believes it will be able to negotiate such terms and renew the credit line, in the event that this does not occur, the Company will pursue other financing alternatives.

     In November 1994, the Company sold 39.5 Units of its securities, each Unit consisting of a $50,000 Principal Amount 12% Convertible Promissory Note and 5,000 Common Stock Purchase Warrants. Cumulative semi-annual dividends are payable on each Note at the rate of 12% per annum. Unless redeemed by the Company by November 28, 1995, each Note is convertible into shares of the Company's Common Stock commencing November 28, 1995 at a conversion rate equal to 70% of the average closing bid price of the Common Stock for the thirty (30) consecutive trading days immediately preceding the date of conversion. Each Warrant entitles the holder to purchase one share of Common Stock during an exercise period commencing on November 28, 1995 and terminating on January 5, 1999, at an exercise price of $2.59, subject to certain anti-dilution adjustment. The Warrants are redeemable by the Company on 30 days prior written notice for $.05 per Warrant at any time after the closing bid price of the Company's Common Stock is at least 150% of the then current exercise price of the Warrants for ten consecutive trading days ending within 15 days of the date of the notice of redemption. As of January 10, 1996, $250,000 principal amount of Notes were paid in full, $125,000 of the notes were converted into stock or used to exercise Warrants, $600,000 principal amount of Notes were extended to March 28, 1996, by agreement of the holders and in consideration of a reduction in the Warrant exercise price, and $1,000,000 principal amount of Notes remain outstanding.

SERVICES

PROFESSIONAL EMPLOYER ORGANIZATION (PEO)

     The Company's core business, and the area where management intends to promote, is its PEO services (also known as "employee leasing" or "outsourcing"). When a client utilizes the Company's PEO services, the client administratively transfers all or some of its employees to DSI which leases them back to the client. At that point, DSI is the recognized legal employer and is responsible for all human resource functions, including payroll, benefits administration, tax reporting and personnel record keeping. The client still manages the employees and determines salary and duties in the same fashion as any employer. However, the client is relieved of reporting and tax filing requirements and other administrative tasks. Moreover, because of economies of scale, DSI is able to negotiate favorable terms on workers compensation insurance, health benefits, retirement programs, and other valuable services. The client company benefits because it can now offer its employees the same or similar benefits as its larger competitors, and successfully compete in recruiting highly qualified personnel as well as build the morale and loyalty of its staff.

     The benefits DSI can offer include:

          COMPREHENSIVE MAJOR MEDICAL PLANS -- Medical insurance costs have forced small employers to reduce coverage provided to their employees and to increase employee contributions to coverage payments. DSI is able to leverage its large employee base and allow their clients to offer a variety of health coverage plans from traditional indemnity plans to Health Maintenance Organizations (HMO) or Preferred Provider Organizations (PPO).

          DENTAL AND VISION COVERAGE -- Such coverage is generally beyond the reach of most small groups, but it is a cost effective option which can be provided by DSI.

          LIFE INSURANCE -- Affordable basic coverage is available, plus optional supplemental life.

          SECTION 125 PREMIUM CONVERSION PLAN -- Employees can pay for benefits with pre-tax earnings, reduce their taxable income and FICA payments, and increase their take-home pay.

          401(K) RETIREMENT PLANS -- DSI believes that most small groups are not provided with any significant retirement benefits due to the administrative and regulatory requirements associated with the establishment and maintenance of retirement plans. DSI enables small business owners to offer their employees retirement programs comparable to those of major corporations. Such plans increase morale, productivity and promote employee loyalty.

          CREDIT UNION -- An opportunity for employees to borrow money at lower interest than offered at most banks.

          PAYROLL SERVICES -- Although ancillary to the services, clients no longer incur the expense of payroll processing either through in-house staff or outside service. DSI's PEO services include all payroll and payroll tax processing.

          WORKERS COMPENSATION PROGRAM -- DSI has obtained a national workers compensation policy that affords the Company a significant advantage in marketing its services, particularly in jurisdictions where workers compensation policies are difficult to obtain at reasonable costs. DSI also provides its clients with independent safety analysis and risk management services to reduce worker's injuries and claims.

          By relieving client companies of personnel administrative tasks, the client is able to focus on its core business. The client is also able to offer a broader benefits package for its employees, a competitive rate in workers' compensation insurance, savings in time and paperwork previously required in connection with personnel administration.

PAYROLL SERVICES

     DSI was established as a payroll service firm in 1969, and continues to provide basic payroll services to its clients. Historically, DSI provided these services primarily to the construction industry and currently approximately 60% of the Company's approximately 1,000 payroll service clients are in the construction industry. DSI offers most, if not all, of what other payroll services provide, including the preparation of checks, government reports, W-2's (including magnetic tape filings), remote processing (via modem) directly to the clients offices, and tax payout service. The Company provides twelve hour turn-around when required and a multitude of specialty reports. These reports include:

          WORKERS COMPENSATION REPORTS -- Accurate calculations of workers compensation insurance premiums so that clients can monitor the compensation rates and avoid costly accounting fees for audits.

          UNION REPORTS -- DSI specializes in tailoring union reports to exacting specifications, particularly in the construction industry.

          JOB ANALYSIS REPORTS -- A critical function for clients whose jobs are competitively bid. These reports enable a client to exert greater control on labor costs, track budgets, and bid jobs more accurately with the Company's comprehensive job-costing reports.

          DEDUCTION REPORTS -- DSI monitors and reports 401(k) and Section 125 plans, and other medical and benefits deductions.

          GOVERNMENT COMPLIANCE REPORTS -- DSI can prepare certified payroll, EEO reports, and other detailed, regulatory reports, that assist a client in meeting contractual and legal obligations.

     In addition, DSI offers a wide array of tax reporting services including accrual of tax summaries, timely deposit of taxes, impounding of tax refunds, filing of returns, distribution of quarterly and year-end statements and responding to agency inquiries.

CONTRACT STAFFING SERVICES

     DSI's contract staffing subsidiaries have, in the aggregate, more than 25 years of experience in placing permanent and temporary employees with specialized skills and talents with regional, national and international employers. Contract Staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements. DSI works in two specific markets where it places people on a temporary long term assignment, or on a permanent basis: technical employees such as engineers, draftspersons and project managers primarily with Fortune 100 companies for specific projects, and radiologists, therapists, nurses, doctors with hospitals, clinics and therapy centers throughout approximately 40 states. Clients whose staff requirements vary depending on the level of current projects or business are able to secure the services of highly qualified individuals on an interim basis.

     DSI's services include:

          ACCESS TO THOUSANDS OF PROFESSIONALS -- DSI's automated data retrieval system allows quick access to a continually updated and expanded resume pool.

          RAPID TURNAROUND SERVICE -- DSI provides a quick response -- in many cases, same-day service -- with referrals of qualified professionals within a maximum of 48 hours. The client avoids the necessity of an expensive or time consuming search for qualified personnel.

          ADVANCED CANDIDATE SCREENING -- DSI screens each candidate for qualifications and availability and provides only qualified prospects for the client's consideration.

          NATIONAL OR INTERNATIONAL ASSIGNMENTS -- DSI Contract Staffing, Inc. has the expertise to recruit, select, and administer employees for overseas positions.

     DSI's contract staffing services provide clients with the ability to "rightsize", that is, expand or reduce its workforce in response to changing business conditions. DSI provides numerous benefits to the client such as saving the costs of salary and benefits of a permanent employee whose services are not needed throughout the year. The client also avoids the costs, uncertainty and delays associated with searches for qualified interim employees. The Company also provides insurance bonding where necessary and assumes all responsibility for payroll tax filing and reporting functions, thereby saving the client administrative responsibility for all payroll, workers' compensation, unemployment and medical benefits.

     Contract Staffing also increases the pool of qualified applicants for the client since contract staffing employees have access to a wide array of benefits such as health and life insurance, Section 125 premium conversion plans, and 401(k) retirement plans. These benefits provide interim employees with the motivation of full-time workers without additional benefit costs to the client. A client is also able to temporarily rehire a retired employee for short-term or specialized projects without jeopardizing their pension.

ACQUISITION STRATEGY

     A key component of the Company's growth strategy has been, and will continue to be, the acquisition of compatible businesses to expand its operations and customer base. Currently, the human resource service industry includes numerous small companies seeking to develop services, operations and customer base similar to those developed by the Company. The Company has actively acquired companies in the human resource industry during the last three years. However, with the business and strategy of the Company further developed, acquisitions in the future will be concentrated in the employee leasing and outsourcing business. The Company believes that with a limited number of key acquisitions of regional PEO companies who possess a strong customer base and regional reputation, the Company will be able to grow into an industry leader, in not only revenue size but in scope of services offered.

     A prospective acquisition candidate may be either a public or private company, but will be required to meet certain financial criteria and growth potential established by the Company. The Company evaluates acquisition candidates by analyzing the company's operations and customer base, which must complement or expand the Company's operations; financial stability, including the company's profitability and cash flow; and management. The Company's long term plan is to expand sales and income potential by achieving economies of scale as it expands and regionalizes its revenue base.

CUSTOMERS

     The Company's customer base consists of over 1,300 client companies, representing approximately 29,000 employees (including payroll services) as of September 30, 1995. The Company's client base is broadly distributed throughout a wide variety of industries; however, approximately 60% of the customers in the payroll processing area are in the construction industry and substantially all of Staff-Rx customers are in the healthcare industry.

     The Company intends to maintain diversity within its client base to lower its exposure to downturns or volatility in any particular industry and help insulate the Company to some extent from general economic cyclicality. All prospective customers are also evaluated individually on the basis of workers' compensation risk, group medical history, unemployment history and operating stability.

SALES AND MARKETING

     During the last fiscal year, the Company has concentrated on the restructuring and rebuilding of its sales force. After conducting an analysis of the Company's approach to marketing and sales, management determined that the sales force which, except for the operations in New Jersey, was derived from the acquisitions, largely operated as a conglomerate of independent units. The sales department was restructured and centralized in New Jersey and Houston. Moreover, each member of the sales force was directed to market and sell all of the Company's services -- not just the particular services offered by one subsidiary. The Company believes that it has a strategic advantage over its competitors in that the scope of services offered, from simple payroll to employee leasing and outsourcing, are more comprehensive than most, if not all, of its competitors. The Company believes that previously its sales force had not effectively utilized this advantage.

     DSI has also implemented a program of cross-marketing its varied services to all of its clients with an emphasis on PEO services and outsourcing. Traditionally, its clients in the construction industry used only the payroll services. The Company is now aggressively marketing its PEO services to the construction industry. Further, management believes DSI has a significant resource of untapped potential of PEO and outsourcing clients in the healthcare industry. DSI's Staff-RX provides temporary and permanent staffing to hospitals, clinics and other healthcare providers in 42 states. The Company has just commenced the marketing of its PEO and outsourcing services to these clients. Moreover, healthcare providers are potentially a vast source of clientele for facilities management services, which is a key component of the Company's strategic growth plan.

     DSI has significantly increased the size of its sales force and replaced nonproductive members in the last fiscal year. In addition, it has retained experienced sales management to implement its new marketing plan. The Company now has a full-time sales manager and 16 sales representatives actively selling new business. Each of these sales representatives has been trained to sell PEO and outsourcing services in addition to their traditional concentrations, i.e. payroll and contract staffing services.

     DSI has established a formalized commission structure which compensates the representatives very competitively as compared to the employer services industry generally. The sales representatives also receive residual commissions as incentive to maintain the client relationship after the sale.

     The Company has also implemented a sales quota plan and fiscal year-end sales contests to further motivate each of the sales representatives to achieve their quotas. A formal weekly sales reporting process has been established which provides management with reports of current performance to assist in the monitoring of individual sales activity.

COMPETITION

     The PEO industry consists of approximately 2,200 companies, most of which serve a single market or region. The Company believes that there are two PEOs with annual revenue exceeding $500 million. The largest PEO is Staff Leasing of Bradenton, Florida with approximately $800 million in revenue concentrated in the state of Florida. The second largest, Administaff, has annual revenue of approximately $650 million and is headquartered in Kingwood, Texas where, the Company believes, a majority of its clients are located. While there are several other large PEOs among the approximately 2200 companies, most are located in Florida and other states in the Sunbelt. The Company considers its primary competition to be these large national and regional PEO providers as well as the traditional form of employment of employees.

     The payroll services industry is characterized by intense competition. The principal competitive factors are price and service. Management believes that Automatic Data Processing, Inc., Ceridian and Paychex, Inc. are its major competitors. The Company also competes with manual payroll systems sold by numerous companies as well as other providers of computerized payroll services including banks, and smaller independent companies. Some companies have in-house computer capability to generate their own payroll documents and reports. The increasing availability of personal computers at low cost may result in additional businesses acquiring such capabilities. In the area of providing temporary technical and medical personnel, the Company competes with companies such as Volt Information Services, Butler Arde and Tech Aid, Inc., among others. Many of these competitors have longer operating histories and greater financial resources than the Company.

     The Company competes with these companies by offering customized products, personalized service, competitive prices and specialized personnel to satisfy a client's particular employee requirements.

     DSI believes that its broad scope of human resource management services and its commitment to quality service will differentiate it from its competition. Many companies compete in the various segments of the human resource and financial services marketplace. However, the Company believes there are none which compete in all of them and offer the broad range of services which the Company offers. DSI believes that its concentration on providing comprehensive services and moving into facilities management or outsourcing of human resource management services will set it apart from its competitors. While many of the PEOs entered the industry as a result of workers' compensation or health insurance problems, DSI is establishing itself as a professional employer organization which will assist companies, small and large, with all of their human resource management challenges.

INDUSTRY REGULATION

INTRODUCTION

     The Company's operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client company locations (sometimes referred to as "worksite employees"), the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer organizations, temporary employment, and outsourcing arrangements, and do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of "employer" under these laws is not uniform. Accordingly, the application of these laws to the Company's business can not be assured.

     Some governmental agencies that regulate employment and labor laws have developed rules that specifically address labor and employment issues raised by the relationship among clients and PEOs. Existing regulations are relatively new and therefore, their interpretation and application by administrative agencies and federal and state courts is limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. The Company cannot predict with certainty the nature or direction of the development of federal, state and local regulations.

     As an employer, the Company is subject to all federal statutes and regulations governing its employer-employee relationships.

FEDERAL EMPLOYMENT TAXES

     The Company assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including worksite employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements governed by Code Section 3401, et seq.; (ii) obligations under FICA, governed by Code Section 3401, et seq.; and (iii) obligations under the Federal Unemployment Tax Act (FUTA), governed by Code Section 3301, et seq.

     Under these Code sections, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. There is still considerable uncertainty as to the status of leased employees in relation to these statutes. While the Company believes that it can assume the client company's withholding obligations, in the event the Company fails to meet these obligations, the client company may be held jointly and severally liable for these payments. These interpretive uncertainties may have an impact on the Company's PEO business.

EMPLOYEE BENEFIT PLANS

     The Company offers various employee benefit plans to its employees, including its worksite employees. These plans include the 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement ("CODA") under Code
Section 401(k), a Section 125 plan, a group health plan, a group life insurance plan and a group disability insurance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA").

     In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. In addition to the employer/employee threshold, pension and profit-sharing plans, including plans that offer CODAs under Code Section 401(k) and matching contributions under Code Section 401(m), must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered, in qualified employee benefit plans.

     Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." A definitive judicial interpretation of "employer" in the context of a PEO or employee leasing arrangement has not been established. If the Company were found not to be an employer for ERISA purposes, its plans would not comply with ERISA and the level of services the Company could offer may be materially adversely affected. Further, as a result of such finding, the Company and its plans would not enjoy the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.

     In addition to ERISA and the Code provisions discussed herein, issues related to the relationship between the Company and its worksite employees may also arise under other federal laws, including other federal income tax laws.

STATE REGULATION

     As an employer, the Company is subject to all statutes and regulations governing the employer-employee relationship. The Staff Leasing Services Licensing Act (the "Act") now regulates PEOs in Texas. The Act, which became effective on September 1, 1993, established a mandatory licensing scheme for PEOs and expressly recognizes a licensee as the employer of the assigned employee for purposes of the Texas Unemployment Compensation Act. The Company possesses a license to offer PEO services in the state of Texas.

OTHER STATE REGULATION

     While many states do not explicitly regulate PEOs, approximately 16 states have passed laws that have licensing or registration requirements for PEOs and other states are considering such regulation. Such laws vary from state to state but generally provide for monitoring the fiscal responsibility of PEOs. Whether or not a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations.

EMPLOYEES

     As of January 10, 1995 the Company employed 152 employees, both full-time and part-time, including executive officers. The Company also employs approximately 3800 leased employees and 230 temporary employees on client assignments. The Company believes its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

OPERATIONS AND FACILITIES

     The Company currently has three processing centers ("Hubs") in South Plainfield, New Jersey, Houston, Texas and Tampa, Florida. The Company also has nine sales service centers which are located in New York City, South Plainfield, New Jersey, Clearwater and Winter Park, Florida, Houston, Dallas and El Paso, Texas and Ridgeland, Mississippi. A sales service center is an office used primarily for sales efforts and client services. The Company's short term strategy is to target acquisitions in the Hub areas, whereby the Company will acquire a business or business accounts and absorb these accounts into the Hub with minimal additional overhead. The Company's strategic plan calls for limited amount of acquisitions over the next year, and, again, targeted acquisitions in the Hub areas. The Company intends to continue its national expansion efforts in fiscal years 1997-1998, most likely through additional acquisitions.

     DSI leases its 17,000 square foot corporate headquarters in South Plainfield, New Jersey, as well as Hub offices in Tampa, Florida and Houston, Texas. The Company also leases sales offices in New York City, Winter Park, Florida, Ridgeland, Mississippi, Dallas and El Paso, Texas. The facilities provide sufficient capacity to meet demands for the foreseeable future. However, the Company anticipates entering into additional leases as a result of planned acquisitions. In fiscal year 1995, the Company's total lease expenses were $384,000.

     Although DSI's offices are equipped with software and computer systems, the Company is currently evaluating all systems including hardware and will upgrade accordingly. At the Company's headquarters in South Plainfield, New Jersey, two high speed Xerox printers produce 200,000 plus checks monthly for its client base. These machines, which are integrated with the software system, do all of the printing on the checks, including the clients name, the employee, dates, the client name, as well as the "Micro Encoding".

     The following is summary information on DSI's facilities:

                                                  APPROXIMATE     EXPIRATION         LEASE
                      LOCATION                    SQUARE FEET        DATE            TERMS
    --------------------------------------------  -----------     ----------   -----------------
    DSI Staff RX, Inc. (Houston)................      5,398         9/30/99     $17,895 per month
      2 Northpointe Drive, Suite 110                  7,396         2/28/00
      Houston, TX 77060
    DSI Staff RX, Inc. (Orlando)................        771         Monthly     $ 1,005 per month
      1850 Lee Road, Suite 331
      Winter Park, FL 32789
    DSI Staff RX, Inc. (Dallas).................        441         Monthly     $   409 per month
      12850 Hillcrest Road, #222
      Dallas, TX 75230
    DSI Staff RX, Inc...........................      4,000         7/31/97     $ 3,221 per month
      (Clearwater)
      1940 Drew Street
      Clearwater, FL 34625
    Staff ConnXions of Mississippi..............        850         7/31/97     $   726 per month
      525 Thomastown Lane, Suite C
      Ridgeland, MI 39157
    Staff ConnXions Southwest...................      4,540         2/28/97     $ 4,882 per month
      (El Paso)
      9440 Viscount, Suite 101
      El Paso, TX 79925
    Corporate Service Center....................     17,180         8/31/97     $17,895 per month
      4041-F Hadley Road
      South Plainfield, NJ 07080
    New York Office.............................        391         6/30/97     $ 2,120 per month
      245 Fifth Avenue, Suite 2104
      New York, NY 10016

ITEM 3.  LEGAL PROCEEDINGS

     Rick A. McMinn v. Digital Solutions, Inc., DSI Contract Staffing, Inc. and DSI Staff ConnXions-Southwest, Inc. An arbitration proceeding was commenced by Rick A. McMinn ("McMinn") who, in January 1994, executed two separate Stock Purchase Agreements with the Company, pursuant to which DSI Contract Staffing, Inc., a wholly-owned subsidiary of Digital Solutions, Inc., acquired all of the common stock of RAM Technical Services, Inc. and MLB Medical Staffing, Inc., and an Asset Purchase Agreement, pursuant to which DSI Staff ConnXions-Southwest, Inc., a wholly-owned subsidiary of Digital Solutions, Inc., acquired substantially all of the assets of the Alternate Source, Inc. In connection with these transactions, McMinn alleges that the Company wrongfully terminated his employment on July 19, 1995 and has failed to pay sums due to him under the Stock Purchase Agreements and the Asset Purchase Agreement, and Employment and Option Agreements executed in connection with the transactions. McMinn seeks $459,259.00 in damages plus attorneys' and arbitration fees, and other expenses incurred in connection with the arbitration. The Company has denied the material allegations of McMinn's claims and is vigorously defending the arbitration. The Company has alleged counterclaims against McMinn for, among other things, federal and state securities law fraud, common law fraud and negligent misrepresentation in connection with the sale of common stock to the Company, breach of fiduciary duty, breach of the Stock Purchase Agreements and the Asset Purchase Agreement, breach of Non-Competition Agreements executed by McMinn and indemnification under the Stock Purchase Agreements and the Asset Purchase Agreement. The Company seeks damages against McMinn which are estimated to be in excess of $1,000,000.00, and seeks to enjoin McMinn and entities he controls from selling or otherwise disposing of common stock of Digital Solutions, Inc. issued in connection with the transactions. Discovery in the proceeding is pending.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     NONE

                                    PART II

ITEM 5. MARKET OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  Principal Market

     The Company's Common Stock is traded in the over-the-counter market and included in the Automated Quotation System of the National Association of Securities Dealers, Inc. ("NASDAQ") under the symbol "DGSI".

B.  Market Information

     The Company's Common Stock commenced trading in the over-the-counter market on May 15, 1986. The range of high and low bid prices for such securities for the periods indicated below, are:

COMMON STOCK

                               FISCAL YEAR 1994                              HIGH     LOW
    -----------------------------------------------------------------------  ----     ---
    1st Quarter............................................................    2 1/4   1 1/4
    2nd Quarter............................................................    3 5/8   1 5/8
    3rd Quarter............................................................    3       2 1/8
    4th Quarter............................................................    3 1/16  2 3/8

                               FISCAL YEAR 1995                              HIGH     LOW
    -----------------------------------------------------------------------  ----     ---
    1st Quarter............................................................    2 3/4   2 1/2
    2nd Quarter............................................................    3 1/16  2 1/4
    3rd Quarter............................................................    2 1/2   1 3/4
    4th Quarter............................................................    2 5/16  1 1/2

     The above quotations, reported by NASDAQ, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

C.  Dividends

     The payment by the Company of cash dividends, if any, rests within the discretion of its Board of Directors and, among other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future, and it intends to use earnings, if any, to generate increased growth.

D.  Approximated Number of Equity Security Holders

     The approximate number of record holders of the Company's Common Stock as of January 10, 1996 was approximately 310. Such number of record holders was determined from the Company's stockholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are in excess of 500 beneficial holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        YEARS ENDED SEPTEMBER 30,
                                    -----------------------------------------------------------------
                                       1995          1994          1993          1992         1991
                                    -----------   -----------   -----------   ----------   ----------
OPERATING DATA:
  Operating Revenues..............  $73,621,000   $37,996,000   $14,661,000   $9,504,000   $6,600,000
  Direct Costs....................   66,530,000    34,939,000    12,459,000    7,643,000    6,641,000
  Gross Profit....................    5,291,000     3,059,000     2,222,000    1,661,000    2,158,000
  Selling, General &
     Administrative Expenses......    6,702,000     2,695,000     1,962,000    2,248,000    2,224,000
  Income (loss) from continuing
     operations...................   (2,256,000)      328,000       101,000     (695,000)    (300,000)
                                     ----------    ----------    ----------    ---------    ---------
     Net Income (loss)............  $(3,316,000)  $   720,000   $   301,000   $ (695,000)  $ (407,000)
                                     ==========    ==========    ==========    =========    =========
  Income (loss) from continuing
     operations per share of
     common stock.................       ($0.24)        $0.06         $0.04       ($0.18)      ($0.07)
     Net income (loss) per
       share......................       ($0.24)        $0.05         $0.04       ($0.16)      ($0.08)
     Dividends paid per share of
       preferred stock............        $0.00         $3.30         $4.00        $2.00
BALANCE SHEET DATA
  Assets..........................   13,630,000     7,727,000     4,264,000    2,677,000    2,639,000
  Liabilities.....................   10,620,000     2,671,000     1,079,000    2,249,000    2,725,000
  Long Term Debt..................      175,000       107,000       241,000      461,000      581,000
  Working Capital (deficiency)....   (3,949,000)    1,146,000     1,920,000     (716,000)    (743,000)
  Shareholder's Equity
     (deficiency).................    3,210,000     5,056,000     3,195,000      326,000      (87,000)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1995 as compared to Fiscal Year 1994

     Operating revenues for the fiscal year 1995 were $73,821,000 as compared to fiscal 1994 of $37,998,000. This represents an increase of $35,823,000 or 94%. This increase is attributable to the increased sales efforts of the internal sales force ($15,700,000) as well as the acquisition of Staff Rx ($8,400,000), Turnkey Services, Inc. ($6,200,000) and the full year effect of the other leasing companies which were acquired in the second quarter of fiscal year 1994 ($5,500,000).

     Cost of sales for fiscal year 1995 was 92.8% as compared to 92.0% in fiscal 1994. This increase is due to the continued growth in the PEO business which has a higher direct cost than any other segment, as a percentage of revenues.

     Selling, general and administrative costs (SG&A) increased $4,007,000 from fiscal 1994 and was primarily due to: (i) increased selling and marketing expenses including direct mail, the addition of 15 senior account managers (sales force); (ii) additions at the corporate level needed to help position and transform the company into a national firm; (iii) the establishment of a Houston Hub operation to support client and sales activities in the Southwest and Florida; and (iv) establishment of certain necessary reserves and balances at year end.

     Net loss before tax benefits was $3,453,000 for fiscal 1995 as compared to a net gain of $720,000 the prior year. In accordance with Statement of Financial Accounting Standards 109 (SFAS 109), the Company has recorded an additional tax asset of $160,000 in the current fiscal year of 1994, representing the expected future utilization of existing net operating loss carryforwards against operating income. As of September 30, 1995, the Company has recorded total deferred assets of $760,000 which it believes, based on the current level of sales activity and the positive impacts of recent acquisitions, will more likely than not be realized in accordance with SFAS 109.

     With the increase in sales volume in the fiscal year ended September 30, 1995 combined with anticipated growth, management believes that the recognition of the $760,000 of deferred tax assets is more likely than not, in accordance with SFAS 109. Management's tax planning strategy is consistent with its goal of continued maximization of shareholder value through revenue growth by producing improved employee benefits coverage, arranging sales representation alliances and acquiring existing bases of business, mostly in the employee leasing area. Finally, the Company's current processing operations has enough capacity for this growth with minimal capital expenditures or operating costs.

Fiscal Year 1994 as compared to Fiscal Year 1993

     Operating revenues for the fiscal year 1994 were $37,998,000 compared to fiscal 1993 of $14,681,000. This is an increase of $23,317,000 or 159%. The increase was attributable to the acquisition of Staff Leasing of Mississippi, Inc., ($8,611,000) and the acquisition of certain other leasing companies and the associated staff contracting companies ($6,508,000) during fiscal year 1994. Revenues from DSI's operations other than newly acquired companies mentioned previously, were up approximately 50%. Payroll services increased $67,000, DSI Staff Connxions increased $7,700,000 and DSI Contract Staffing increased $387,000.

     Cost of sales for fiscal 1994 was 92% of total revenue as compared to 85% in fiscal 1993. This ratio increased because of the incremental impact of increased sales of employee leasing which carries a lower margin than the Company's other product lines.

     Selling, general and administrative (SG&A) costs increased $733,000 from fiscal 1993 and was primarily due to; (1) additions at the corporate level needed to coordinate and control the functions of the acquired companies as the Company transforms into a national firm; and (2) the associated overhead of these acquired companies in the area of selling and client services especially in the Texas acquisition which created the Company's hub in the southwest.

     Net income before tax benefits increased $227,000 or 225% over prior fiscal year 1993.

Fiscal Year 1993 as compared to Fiscal Year 1992

     Operating revenues increased from $9,504,000 in fiscal 1992 to $14,681,000 in fiscal 1993, resulting in a 54% increase. This increase was primarily the result of the expansion of employee leasing services in New Jersey, New York and Mississippi, expanded sales and marketing force activities and the acquisition of the insurance brokerage services business on December 31, 1992. This increase was offset by slightly lower revenues from payroll administration fees, which were still affected by the down turn in the construction industry business in the Mid Atlantic states.

     Cost of sales as a percentage of sales was 85% in fiscal 1993 compared to 80% for the previous fiscal year. This increase in percentage is caused by the revenue increases in employee leasing which provides a lower gross profit margin due to the pass through nature of the payroll expense component. Although payroll services revenue decreased, production costs were reduced which resulted in an increase in its gross profit margin. The production cost reduction was primarily attributable to salary reductions, salary freezes, reduction of staff and increased staff productivity. Finally, insurance brokerage fees recognized as revenue have little direct costs associated with them. Since the acquisition took place on December 31, 1992 this positive effect did not exist in the previous fiscal year.

     Selling, general and administrative expenses decreased by $286,000 or 13% as compared to the previous year. This decrease was the result of the cost reduction actions by management referred to above. The percentage of selling, general and administrative expense to sales revenue decreased from 24% to 13% in the current fiscal year due to the volume increase in employee leasing without a corresponding increase in selling, general and administrative expenses.

     The Company reported net income of $301,000 or $.04 per share in fiscal 1993 as compared to a net loss of ($695,000) or ($.16) per share for fiscal 1992. This improvement was the result of the Company's ability to attract new capital which enabled it to reduce interest expense by 35%, expand its services and client base as reflected in the increased employee leasing revenue and reduction of overall costs referred to above.

     With the adoption of Statement of Financial Accounting Standards 109 (SFAS No. 109), the Company has recorded a deferred tax asset of $200,000 in the current fiscal year, representing the expected future utilization of existing net operating loss carryforwards against operating income. In addition, $136,000 of net operating losses have been utilized in the current year to offset tax liabilities associated with operating income.

Liquidity and Capital Resources

     Working capital for the fiscal year ended 1995 is ($3,949,000) as compared to prior year of $1,146,000. This decrease is a result of 1) higher accruals associated with employee leasing, 2) a bridge note issued January 1995 to repay the Company's promissory note issued in connection with the Staff-Rx acquisition due 11/28/95 of $1,887,500 and 3) increased use of the revolving credit line needed to fund additional acquisitions and working capital needs due to increased accounts receivable associated with the staffing businesses acquired.

     Increased payroll and associated taxes as well as higher accrued workers compensation is indicative of the nature of employee leasing. These cost factors are a significant portion of the revenues associated with employee leasing. Also associated with this product line is the Company's policy to retain a deposit when possible from each leasing client equal to at least one week's payroll and one month's medical insurance premium. Since these deposits are based on short term contracts, the classification as a current liability is in compliance with generally accepted accounting principles.

     The Company entered into a new workers Compensation minimum premium agreement with a nationally recognized insurance carrier. As part of this program, the Company will share in any "claims not paid" pool. Generally Accepted Accounting Principals require that all incurred but not paid claims as well as an estimate for claims incurred but not reported (IBNR) be accrued on the balance sheet as a current liability although a portion of the claims may not be paid in the following twelve months. Additionally, the insurance company develops reserve factors on each claim that may or may not materialize after the claim is fully investigated. As of the balance sheet date, this accrual was $785,000.

     Current assets increased by $2,786,000 which is basically due to 1) increased receivables of $2,337,000 associated with the acquisition of several affiliated contract staffing firms, and TurnKey Services, Inc., a leasing company with two major clients that have payment terms, and 2) an increase in Loans Receivable -- Officers as certain officers exercised 523,532 stock options from the Management Options Plan for a total purchase price of $556,000 at an option price of $1.0625. This is offset by a decrease in cash of $158,000.

     In addressing the capital needs of the Company, management has secured two equity financings and is in the process of negotiating with other sources for additional capital.

     In November, 1995, the Company raised $500,000 through the issuance of convertible preferred stock at a coupon rate of 6% and a 20% discount to market at the date of conversion. Additionally, the Company has raised an additional $448,000 through a private placement of common equity and is expected to raise an additional $42,000 through this offering.

     The Company has secured an additional $1,000,000 in debt financing through an investment firm which is secured by stock in the Company. This is a 15 month financing due in March 1997 and bears interest at the higher of prime plus one or 9 7/8% payable monthly, in arrears. This financing source is being considered for additional financing on a short term basis as needed until the major financing is completed. In this regard, the Company has secured a letter of intent from an investment banking firm to secure up to $5,000,000 in new debt financing. This financing will be for 30 months, bear an interest rate of the greater of 9% or Prime plus one and is payable quarterly. There will be warrants attached which are still being negotiated. Management feels that this financing will position the Company very strongly as it opportunistically looks forward for expansion possibilities and working capital needs.

     Management believes that the employee leasing business market is positioned to grow substantially in the next decade. Management has addressed this opportunity through geographic expansion into the Houston and Florida markets, increased marketing and advertising through direct mail and product development. Company policy of requiring good funds from clients prior to release of payroll reports and checks indicate that little additional cash and credit would be needed for the growth in the leasing business, except for costs associated with acquisitions.

     Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices to respond to inflation and changing prices.

ITEM 8.  FINANCIAL STATEMENTS

     See Attached Financial Statements appearing at pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the financial statements for fiscal years 1994 and 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of the Company are as follows:

              NAME                 AGE                        OFFICE
---------------------------------  ---     --------------------------------------------
Karl W. Dieckmann................  67      Chairman of the Board of Directors
Raymond J. Skiptunis.............  52      Chief Executive Officer, Vice-Chairman,
                                           Treasurer and Director
George J. Eklund.................  52      President and Chief Operating Officer and
                                           Director
Kenneth P. Brice.................  49      Vice President and Chief Financial Officer
Louis J. Monari..................  45      Vice President and Secretary
Marshall G. Webb.................  53      Corporate Officer
William J. Marino................  52      Director
Senator John H. Ewing............  75      Director
Steven B. Sands..................  36      Director

     Each director is elected for a period of one year at the Company's annual meeting of shareholders and will serve until his successor is duly elected by the shareholders. Officers serve at the will of the Board of Directors. Sands Brothers & Co., Ltd., placement agent of the August and September 1993 private offerings, has the right to nominate an individual for election to the Company's Board of Directors. Steven B. Sands was the nominee of Sands Brothers & Co., Ltd. and on April 25, 1994 was elected to the Board of Directors

     Karl W. Dieckmann, Director of the Company since April 1990 has been Chairman of the Board since November, 1991. From 1980 to 1988 Mr. Dieckmann was the Executive Vice President of Science Management Corporation and managed the Engineering, Technology and Management Services Groups. From 1948 to 1980 Mr. Dieckmann was employed by the Allied Corporation (now Allied Signal Corporation) in various capacities including President, Semet Solvay Division; Executive Vice President, Industrial Chemicals Division; Vice President Technical -- Fibers Division; Group General Manager -- Fabricated Products Division; and General Manager -- Plastics Division, as well as various positions with the Chemicals Division.

     Raymond J. Skiptunis, has been a Director of the Company since October 1985 and President and Chief Executive Officer from February 1989 to October 1989, and Chief Executive Officer from April 1990 to the present. Since March 1984, Mr. Skiptunis has been a Partner of Venray Capital Management Partners, a limited partnership providing financial consulting and managerial support to companies in which it invests. He was the chairman and President of Venray Capital Management Corp., a financial management consulting firm from November 1982 to March 1984 and has held similar offices in Venray Capital Corp., both of which are predecessors to Venray Capital Management Partners.

     George J. Eklund is President and Chief Operating Officer of the Company since September 21, 1994. From 1992 to 1994 Mr. Eklund was President of the Human Resource Information Services division of Fiserv, Inc. which provides outsourcing services. From 1977 to 1992, Mr. Eklund was employed by ADP (Automatic Data Processing) in various positions eventually serving as Corporate Vice President and Eastern Division President. His eastern division served the northeast area of the country. From 1974 to 1977, Mr. Eklund was the Vice President of Operations for Bucilla, Inc. Mr. Eklund obtained his BA in Marketing in 1964 from St. John's University. He received his MBA from New York University in Finance and Economics in 1969.

     Marshall G. Webb joined DSI in November 1994 when his former company was acquired by DSI. His current role is Division President-Southwest, and he was appointed a corporate officer in March 1995. Prior to DSI, Mr. Webb served 15 years in the staffing industry as an owner/operator. From 1969 to 1979, Mr. Webb was employed at Peat, Marwick, Mitchell & Co. (KPMG Peat Marwick) where he served as Controller and Director of Administrative Services, Consultant for private Business Advisory Services, and a member of the firm's internal accounting data processing committee. Mr. Webb is a past president of the Texas Association of Staffing and a member of the National Association of Temporary and Staffing Services.

     Kenneth P. Brice, has been Chief Financial Officer since July 1, 1995 and was Vice President of Finance since he started at DSI on February 8, 1995. From 1993 until 1995 he was vice-president of Mergers and Acquisitions for Interim Services, Inc., a national provider of temporary help services. His other industry experience includes 15 years with Automatic Data Processing where he reached the position of Vice President and Group Controller of the Employer Services division, ADP's largest operating Unit.

     Louis J. Monari is Vice-President of Human Resources for DSI and Corporate Secretary. He spent 16 years with Nabisco Brands in human resources positions based in manufacturing, research and development and corporate headquarters. His experience also includes seven years in Nabisco's international division. Prior to joining DSI, he was with Goodrich and Sherwood, a major human resources consulting firm headquartered in New York City. From 1988-1993 he served as Co-Founder and President of Holgate Associates, Inc., a successful human resources consulting firm.

     William J. Marino, President and Chief Executive Officer of Blue Cross and Blue Shield of New Jersey, joined the Board of Directors in October, 1995. He joined Blue Cross and Blue Shield in 1992 and was named to his present post in 1994. From 1968 to 1991, Marino held a variety of sales, marketing and management positions with the Prudential Insurance Company of America. He is Chairman of the Board of Trustees of the United Way of Essex and West Hudson
(NJ) and is Chairman of the board of directors and executive committee of the Regional Business Partnership, and a Trustee of the New Jersey Network Foundation, St. Peter's College and the Newark Museum.

     Senator John Ewing, has been a Director of the Company since April 1990. Senator Ewing has been a State Senator for the State of New Jersey from 1978 to the present. From 1968 to 1977 Senator Ewing was a New Jersey State Assemblyman. From 1940 to 1968 he was employed by Abercrombie and Fitch Co., New York City, and eventually rose to the position of Chairman of the Board. Senator Ewing is also currently Chairman of New Jersey Senate Education Committee.

     Mr. Steven Sands was elected to the board of directors on April 25, 1994. Mr. Sands has been engaged in the investment banking business since 1980. From 1987 to 1990, Mr. Sands was employed at Rodman & Renshaw, New York, NY, an investment banking firm. Since 1990, Mr. Sands has been Co-Chairman and Chief Executive Officer of Sands Brothers & Co., Ltd., an investment banking firm. Mr. Sands is a director of Semi-Conductor Packaging Materials Co. (semi-conductor components manufacturer), Air Methods Corporation (emergency air medical transport), The National Registry Inc. (fingerprint database technology), Financing for Science International, Inc. (leasing of healthcare related equipment); The Village Green Bookstore, Inc. ( bookstore owner and operator); Command Security Corp. (security guards) and Wholesale Cellular USA Inc. (cellular telephone distributor), each a publicly-held company.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
                           IN COMPENSATION DECISIONS

     Karl W. Dieckmann, John H. Ewing and Stephen B. Sands served on the Company's Compensation Committee during the last fiscal year.

     See "Certain Relationships and Related Transactions" for transactions between the Company and members of the Compensation Committee.

ITEM 11.  EXECUTIVE COMPENSATION

     The following provides certain summary information concerning compensation paid or accrued by the Company during the years ended September 30, 1995, 1994 and 1993 to the Company's Chief Executive Officer and each of the executive officers of the Company who received in excess of $100,000 in compensation.

                              ANNUAL COMPENSATION

                                                                                       LONG TERM
                                                                                      COMPENSATION
                                                                                         AWARDS
        NAME AND PRINCIPAL POSITION          YEAR        SALARY         BONUS        OPTIONS/SAR'S
-------------------------------------------  ----       --------       -------       --------------
Raymond J. Skiptunis.......................  1995       $193,542       $15,000                 0
  Vice-Chairman, Chief                       1994        167,003             0           300,000
  Executive Officer,                         1993        133,160             0             9,000
  and Director
George J. Eklund...........................  1995       $181,866       $50,000                 0
  Chief Executive Officer, and Director      1994(1)                                     200,000
Donald W. Kappauf..........................  1995       $113,000             0                 0
  Executive Vice President                   1994        115,999             0           100,000(2)
                                             1993        109,078             0             8,250

---------------
(1) Mr. Eklund's employment with the Company commenced on September 19, 1994.

(2) Does not include warrants to purchase 25,000 shares of the Company's Common Stock. Effective September 19, 1994, Mr. Kappauf was replaced as President of the Company by George Eklund.

     The Corporation provides normal and customary life and health insurance benefits to all of its employees including executive officers. The Corporation has no retirement or pension plan other than a 401(k) which is voluntary.

Compensation of Directors

     Directors who are employees of the Company are not compensated for services in such capacity except under the Director Plan, as defined below. Non-Employee Directors receive $400 per meeting, $50 in travel expenses, and $250 for each committee meeting. The Board has also proposed certain changes to the Director Plan, discussed below.

Option/SAR Grants in Last Fiscal Year

     No options or stock appreciation rights were granted to any named executive officers during the fiscal year ended September 30, 1995.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

     The following table sets forth information with respect to the named executive officers concerning exercise of stock options and SARs during the last fiscal year and the value of unexercised options and SARs held as of the year ended September 30, 1995.

                                                              NUMBER OF SECURITIES
                                                                   UNDERLYING            VALUE OF UNEXERCISED
                                                                   UNEXERCISED           IN-THE-MONEY OPTIONS
                                    SHARES                     OPTIONS/SARS AS OF          AT SEPTEMBER 30,
                                   ACQUIRED                    SEPTEMBER 30, 1995                1995
                                      ON          VALUE           EXERCISABLE/               EXERCISABLE/
              NAME                 EXERCISE      REALIZED         UNEXERCISABLE            UNEXERCISABLE(1)
---------------------------------  ---------     --------     ---------------------      --------------------
Raymond J. Skiptunis.............        0             0          294,000/15,000(2)       $ 349,125/17,812.50
George J. Eklund.................        0             0          165,000/35,000(3)              0/0
Donald Kappauf...................        0             0          108,250/0     (4)       $ 118,625/0

---------------
(1) Based upon a closing bid price of the Common Stock at $2.25 per share on September 29, 1995.

(2) Exercise price of $1.0625 per share.

(3) Exercise price of $2.50 per share.

(4) Mr. Kappauf has 100,000 options at an exercise price of $1.1875 per share and 8,250 options at an exercise price of $.75 per share.

1990 Stock Option Plans

     In April, 1990, the Board of Directors adopted the 1990 Employees Stock Option Plan (the "1990 Plan") which was approved by shareholders in August, 1990. The 1990 Plan provides for the grant of options to purchase up to l,000,000 shares of the Company's Common Stock. Under the terms of the 1990 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").

     The 1990 Plan is administered by a Stock Option Committee designated by the Board of Directors. The Stock Option Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Committee has full authority to interpret the 1990 Plan and to establish and amend rules and regulations relating thereto.

     Under the 1990 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent shareholder (as defined in the 1988 Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value.

     The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs and which become exercisable in any calendar year shall not exceed $100,000.

     The Stock Option Committee may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option.

     Unless sooner terminated, the 1990 Plan will expire in April 2000.

     In April 1990, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan") which was approved by shareholders in August, 199l. The Director Plan provides for issuance of a maximum of 500,000 shares of Common Stock upon the exercise of stock options arising under the Director Plan. Options may be granted under the Director Plan until April 2000 to (i) non-executive directors as defined and (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The Director Plan originally provided that each non-executive director was automatically granted an option to purchase 20,000 shares upon joining the Board and each September l, commencing September l, 1990 provided such person has served as a director for the 12 months immediately prior to such September lst. Similarly, each eligible director of an advisory board will receive on each September lst an option to purchase 10,000 shares of the Company's Common Stock each September lst providing such person has served as a director of the advisory board for the previous 12 month period. In December 1995, subject to the approval of shareholders, the Plan was amended to reduce the amount of directors' options from 20,000 to 5,000 per year (10,000 to 2,500 for advisors) vesting immediately upon grant. The yearly options will be granted each year pro rata based on the time such director served as a director during the previous year. The amendment also provided that directors, upon joining the Board, and for one year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. Assuming the requisite shareholder approval is obtained at the Annual Meeting of Stockholders to be held in March, 1996, the amendments will be retroactive to all stock awards as of September 1, 1995.

     The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Stock Option Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. The Director Plan shall be administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

     In April 1990, the Board of Directors adopted and in August, 1990, the Company's shareholders approved the Senior Management Incentive Plan (the "Management Plan") for use in connection with the issuance of stock, options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to the Company and its subsidiaries.

     It is contemplated that only those executive management employees (generally the Chairman of the Board, Chief Executive Officer, Chief Operating Officer, President and Vice Presidents of the Company or Presidents of the Company's subsidiaries) who perform services of special importance to the Company will be eligible to participate under the Management Plan. A total of 5,000,000 shares of Common Stock will be reserved for issuance under the Management Plan. Awards made under the Management Plan will be subject to three-year vesting periods, although the vesting periods are subject to the discretion of the Administrator.

     Unless otherwise indicated, the Management Plan is to be administered by the Board of Directors or a committee of the Board, if one is appointed for this purpose (the Board or such committee, as the case may be, shall be referred to in the following description as the "Administrator"). The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted under a plan shall become exercisable in full upon certain "change of control" events as described in the Management Plan. If any change is made in the stock subject to the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares and price per share of stock subject to outstanding rights or options. The Management Plan permits awards until April 2000.

     Directors who are not otherwise employed by the Company will not be eligible for participation in the Management Plan.

     The Management Plan provides four types of awards: stock options, incentive stock rights, stock appreciation rights (including limited stock appreciation rights) and restricted stock purchase agreements, as described below.

     Options granted under the Management Plan may be either incentive stock options ("ISOs") or options which do not qualify as ISOs ("non-ISOs") similar to the options granted under the 1990 Plan.

     Incentive stock rights consist of incentive stock units equivalent to one share of Common Stock in consideration for services performed for the Company. If the employment or consulting services of the holder with the Company terminate prior to the end of the incentive period relating to the units awarded, the rights shall thereupon be null and void, except that if termination is caused by death or permanent disability, the holder or his heirs, as the case may be, shall be entitled to receive a pro rata portion of the shares represented by the units, based upon that portion of the incentive period which shall have elapsed prior to the death or disability.

     Restricted stock purchase agreements provide for the sale by the Company of shares of Common Stock at a price to be determined by the Board of Directors, which shares shall be subject to restrictions on disposition for a stated period during which the purchaser must continue employment with the Company in order to retain the shares. Payment can be made in cash, a promissory note or a combination of both. If termination of employment occurs for any reason within six months after the date of purchase, or for any reason other than death or by retirement with the consent of the Company after the six-month period but prior to the time that the restrictions on disposition lapse, the Company shall have the option to reacquire the shares at the original purchase price.

     Restricted shares awarded under the Management Plan will be subject to a period of time designated by the Administrator (the "restricted period") during which the recipient must continue to render services to the Company before the restricted shares will become vested. The Administrator may also impose other restrictions, terms and conditions that must be fulfilled before the restricted shares may vest.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of January 9, 1996 with respect to each director, each of the named executive officers as defined in Item 402(a)(3), and directors and executive officers of the Company as a group, and to the persons known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

                                                                     NUMBER OF       PERCENT OF
                                                                      SHARES          COMPANY'S
                                                                     PRESENTLY       OUTSTANDING
                        NAME OF SHAREHOLDER                          OWNED (1)          STOCK
-------------------------------------------------------------------  ---------       -----------
Raymond J. Skiptunis...............................................    700,681(2)         5.1%
  c/o Digital Solutions, Inc.
  4041-F Hadley Road
  South Plainfield, NJ 07080
George J. Eklund...................................................    165,000(9)         1.2%
  c/o Digital Solutions, Inc.
  4041-F Hadley Road
  South Plainfield, NJ 07080
Donald W. Kappauf..................................................    501,998(11)        3.7%
  c/o Digital Solutions, Inc.
  4041-F Hadley Road
  South Plainfield, NJ 07080
Stephen Levine.....................................................    692,539(3)         5.1%
  c/o Digital Solutions, Inc.
  4041-F Hadley Road
  South Plainfield, NJ 07080
Karl W. Dieckmann..................................................    673,435(4)         4.9%
  c/o Digital Solutions, Inc.
  4041-F Hadley Road
  South Plainfield, NJ 07080
Senator John Ewing.................................................     63,000(5)          .5%
  76 Claremont Road
  Bernardsville, NJ 07924
Steven B. Sands....................................................    923,066(6)         6.8%
  c/o Sands Brothers & Co., Ltd.
  101 Park Avenue
  New York, NY 10178

                                                                     NUMBER OF       PERCENT OF
                                                                      SHARES          COMPANY'S
                                                                     PRESENTLY       OUTSTANDING
                        NAME OF SHAREHOLDER                          OWNED (1)          STOCK
-------------------------------------------------------------------  ---------       -----------
Martin S. Sands....................................................    923,066(7)         6.8%
  c/o Sands Brothers & Co., Ltd.
  101 Park Avenue
  New York, NY 10178
Kenneth P. Brice...................................................     10,000(9)          .1%
  c/o Digital Solutions, Inc.
  4041-F Hadley Road
  South Plainfield, NJ 07080
Louis J. Monari....................................................     21,000(10)         .1%
  c/o Digital Solutions, Inc.
  4041-F Hadley Road
  South Plainfield, NJ 07080
Marshall Webb......................................................     10,000(12)         .1%
  c/o Digital Solutions, Inc.
  4041-F Hadley Road
  South Plainfield, NJ 07080
All officers and directors as a group (10 persons).................  3,760,719(2)(3)     25.3%
                                                                     (4)(5)(6)(7)
                                                                     (8)(9)(10)(11)

---------------
 (1) Ownership consists of sole voting and investment power except as otherwise noted.

 (2) Includes (i) 1,000 shares held by Venray Capital Management Partners, a partnership of which Mr. Skiptunis is general partner; and (ii) options to purchase 294,000 shares of the Company's Common Stock. Does not include options to purchase 15,000 to be vested in future years.

 (3) Includes (i) options to purchase 6,750 shares of the Company's Common Stock; and (ii) warrants to purchase 12,000 shares of Common Stock.

 (4) Includes (i) warrants to purchase 28,000 shares of the Company's Common Stock; and options to purchase 505,000 shares of Common Stock.

 (5) Includes options to purchase 60,000 shares of Common Stock and 2,500 warrants.

 (6) Includes (i) 454,333 shares and warrants to purchase 200,000 shares owned by Katie and Adam Bridge Partners, L.P., a private limited partnership of which Mr. Sands may be deemed a beneficial owner; (ii) warrants to purchase 223,333 shares owned by Sands Brothers & Co., Ltd., a broker dealer of which Mr. Steven Sands is a principal; (iii) 40,400 shares owned by Jenna Partners II, L.P., a private limited partnership of which Mr. Steven Sands may be deemed a beneficial owner; (iv) options to purchase 5,000 shares of the Company's common stock.

 (7) Includes (i) 454,333 shares and warrants to purchase 200,000 shares owned by Katie and Adam Bridge Partners, L.P., a private limited partnership of which Mr. Martin Sands may be deemed a beneficial owner; (ii) warrants to purchase 223,333 shares owned by Sands Brothers & Co., Ltd., a broker dealer of which Mr. Martin Sands is a principal; (iii) 40,400 shares owned by Jenna Partners II, L.P., a private limited partnership of which Mr. Martin Sands may be deemed a beneficial owner.

 (8) Includes options to purchase 165,000 shares of the Company's common stock in 1995, and 35,000 shares in 1996.

 (9) Includes options to purchase 10,000 shares of the Company's common stock in 1995. Does not include options to purchase 32,500 shares in 1996 and 32,500 shares in 1997.

(10) Includes options to purchase 5,000 shares of the Company's common stock in 1995. Does not include options to purchase 15,000 shares in 1996.

(11) Includes warrants to purchase 25,000 shares of common stock and options to purchase 108,250 shares of common stock.

(12) Includes options to purchase 10,000 shares of common stock. Does not include options to purchase 40,000 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning employment agreements with and compensation of the Corporation's executive officers and directors. See "Executive Compensation".

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

     The financial statements and schedules of the Company are included in Part II, Item 8 of this report and appear as pages F-1 through F-15 and includes page S-1.

     2. All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the notes thereto.

     3. Exhibit List

     The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Secs. 20l.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

EXHIBIT
  NO.                                              DESCRIPTION
-------           ------------------------------------------------------------------------------
  2.1        --   Agreement for purchase of Temp-Staff, Inc. (Exhibit 3 to Form 8-K dated May
                  17, 1990)
  2.2        --   Agreement for purchase of X-L Technical Corp. (Exhibit 2a to Form 8-K dated
                  October 3l, 1990)
  2.3        --   Agreement for the purchase of the business and assets of Anne Christine Clark,
                  Inc.
  3.1        --   Amended and Restated Certificate of Incorporation of Registrant (Exhibit A to
                  Definitive Proxy Material dated July 20, 1990)
  3.2        --   Certificate of Designation of Series A Preferred Stock (Exhibit 3.2 to form
                  10-K for fiscal year ended September 30, 1991)
  3.3        --   Certificate of Amendment changing the name of TSI to SCI (Exhibit 3.3 to form
                  10-K for fiscal year ended September 30, 1991)
  3   (c)    --   By-Laws of Registrant (Exhibit 10.1 to Form 8-K dated March 2l, 1990)
 10.2        --   Employment Agreement with Donald Kappauf (Exhibit 3 to Form 8-K dated May 17,
                  1990)
 10.4        --   Agreement between Registrant and First Fidelity Bank, N.A. (Exhibit 10.4 to
                  form 10-K for fiscal year ended September 30, 1991)
 10.5        --   Agreement between Registrant and Midlantic Banks, Inc. dated October 11, 1991
                  (Exhibit 10.5 to form 10-K for fiscal year ended September 30, 1991)
 10.6        --   Lease dated 10/15/91 for office space at 4041 Hadley Road, South Plainfield,
                  New Jersey (Exhibit 10.6 to form 10-K for fiscal year ended September 30,
                  1991)
 10.7        --   Employment Agreement between Karl Dieckmann and the Company dated November 1,
                  1991 (Exhibit 10.7 to form 10-K for fiscal year ended September 30, 1991)
 10.10       --   Employment Contract between David L. Clark and the Company dated January 1,
                  1993.
 10.11       --   Bridge financing between Katie and Adam Bridge Partners, L.P. and the Company in June 1993.
 10.12       --   Sales representation agreement between Sid A. Robinson, III and the Company dated April 14, 1993.
 10.13       --   Agreement between Staff Leasing of Mississippi, Inc. and the Company for
                  purchase of business and assets dated November 4, 1993.

EXHIBIT
  NO.                                              DESCRIPTION
-------           ------------------------------------------------------------------------------
 10.14       --   Employment agreement between Raymond J. Skiptunis and the company dated
                  October 1, 1994.
 10.15       --   Employment agreement between George J. Eklund and the Company dated September
                  19, 1994.
 10.16       --   Agreement between Registrant and United Jersey Bank Central, NA on the revolving loan facility
 11.0 *      --   Computation of Earnings per Share
 21.0 *      --   Subsidiaries
 23.1 *      --   Consent of Arthur Andersen, LLP to the incorporation of its report on the
                  Company's financial statements for the fiscal year ended 1995 into the
                  Company's registration Statement on form S-3 file number 33-85526.
 23.2 *      --   Consent of Arthur Andersen, LLP to the incorporation of its report on the
                  Company's financial statements for the fiscal year ended 1995 into the
                  Company's registration Statement on form S-3 file number 33-70928.
 23.3 *      --   Consent of Arthur Andersen, LLP to the incorporation of its report on the
                  Company's financial statements for the fiscal year ended 1995 into the
                  Company's registration Statement on form S-3 file number 33-62767.
 27.  *      --   Financial Data Schedule.

(b) Reports on Form 8-K No 8-K reports were filed in the last fiscal quarter.

(c) See Item (a)(3) above.

(d) See Schedule II annexed hereto and appearing at page S-1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL SOLUTIONS, INC.

                                          /s/  Raymond J. Skiptunis
                                          --------------------------------------
                                          Raymond J. Skiptunis
                                          Chief Executive Officer
                                          and Director

Dated: January 15, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Raymond J. Skiptunis            Chief Executive Officer                    January 15, 1996
-----------------------------------  and Director
Raymond J. Skiptunis

/s/  Karl Dieckmann                  Chairman of the Board                      January 15, 1996
-----------------------------------
Karl Dieckmann

/s/  George J. Eklund                President, Chief Operating Officer,        January 15, 1996
-----------------------------------  and Director
George J. Eklund

/s/  William J. Marino               Director                                   January 15, 1996
-----------------------------------
William J. Marino

/s/  John Ewing                      Director                                   January 15, 1996
-----------------------------------
Senator John Ewing

/s/  Stephen B. Sands                Director                                   January 15, 1996
-----------------------------------
Steven B. Sands

-----------------------------------  Chief Financial Officer                    January 15, 1996
Kenneth Brice

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report Of Independent Public Accountants..............................................  F-2
Consolidated Balance Sheets As Of September 30, 1995 And 1994.........................  F-3
Consolidated Statements Of Operations For The Years Ended September 30, 1995, 1994
  And 1993............................................................................  F-5
Consolidated Statements Of Shareholders' Equity For The Years Ended September 30,
  1995,
  1994 And 1993.......................................................................  F-6
Consolidated Statements Of Cash Flows For The Years Ended September 30, 1995, 1994
  And 1993............................................................................  F-7
Notes To Consolidated Financial Statements............................................  F-9
Schedule II -- Valuation And Qualifying Accounts For The Years Ended September 30,
  1995,
  1994 And 1993.......................................................................  S-1

     Schedules other than the one listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Digital Solutions, Inc.:

     We have audited the accompanying consolidated balance sheets of Digital Solutions, Inc. and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Solutions, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years then ended in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the financial statements is the responsibility of the management of Digital Solutions, Inc. and subsidiaries and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
December 29, 1995

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

         CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1995 AND 1994

                                                                        1995            1994
                                                                     -----------     ----------
                                            ASSETS
CURRENT ASSETS:
  Cash.............................................................  $    20,000     $  178,000
  Accounts receivable, net of allowance for doubtful accounts of
     $150,000 at September 30, 1995 and $99,000 at September 30,
     1994 (Note 6).................................................    4,929,000      2,592,000
  Notes due from officers (Note 4).................................      698,000        140,000
  Deferred tax asset (Note 5)......................................      300,000        300,000
  Other current assets.............................................      549,000        500,000
                                                                     -----------     ----------
          Total current assets.....................................    6,496,000      3,710,000
EQUIPMENT AND IMPROVEMENTS:
  Equipment........................................................    2,619,000      2,231,000
  Leasehold improvements...........................................      252,000        177,000
                                                                     -----------     ----------
                                                                       2,871,000      2,408,000
  Less -- accumulated depreciation and amortization................    2,054,000      1,861,000
                                                                     -----------     ----------
                                                                         817,000        547,000
DEFERRED TAX ASSET, net of current portion (Note 5)................      460,000        300,000
GOODWILL, net of amortization of $481,000 in 1995 and $154,000 in
  1994 (Notes 2 and 3).............................................    5,050,000      2,852,000
OTHER ASSETS.......................................................    1,007,000        318,000
                                                                     -----------     ----------
                                                                     $13,830,000     $7,727,000
                                                                     ===========     ==========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 6)...................................  $ 5,019,000     $1,010,000
  Current portion of long-term debt (Note 8).......................      958,000        165,000
  Accounts payable.................................................    1,629,000        493,000
  Accrued expenses and other current liabilities (Note 7)..........    2,839,000        896,000
                                                                     -----------     ----------
          Total current liabilities................................   10,445,000      2,564,000
LONG-TERM DEBT, net of current portion (Note 8)....................      133,000         38,000
OTHER LIABILITIES (Note 9).........................................       42,000         69,000
                                                                     -----------     ----------
          Total liabilities........................................   10,620,000      2,671,000
COMMITMENTS AND CONTINGENCIES (Note 9)
SHAREHOLDERS' EQUITY (Notes 10 and 11):
  Preferred stock, $.10 par value; authorized 5,000,000 shares;
     none issued and outstanding...................................            0              0
  Common stock, $.001 par value; authorized 40,000,000 shares;
     issued and outstanding $14,010,121 in 1995 and $12,125,753 in
     1994..........................................................       14,000         12,000
  Additional paid-in capital.......................................    8,307,000      6,839,000
       Accumulated deficit.........................................   (5,111,000)
                                                                                     (1,795,000)
                                                                     -----------     ----------
                                                                       3,210,000      5,056,000
                                                                     -----------     ----------
                                                                     $13,830,000     $7,727,000
                                                                     ===========     ==========

        The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED SEPTEMBER 30
                                                      -------------------------------------------
                                                         1995            1994            1993
                                                      -----------     -----------     -----------
OPERATING REVENUES..................................  $73,821,000     $37,998,000     $14,681,000
DIRECT OPERATING COSTS..............................   68,530,000      34,939,000      12,459,000
                                                      -----------     -----------     -----------
          Gross profit..............................    5,291,000       3,059,000       2,222,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES........    6,702,000       2,452,000       1,787,000
DEPRECIATION AND AMORTIZATION.......................      845,000         243,000         175,000
                                                      -----------     -----------     -----------
          Income (loss) from operations.............   (2,256,000)        364,000         260,000
                                                      -----------     -----------     -----------
OTHER CREDITS (CHARGES):
  Interest and other income.........................      124,000          40,000          49,000
  Interest expense..................................     (935,000)        (69,000)       (208,000)
  Other expense.....................................     (386,000)         (7,000)              0
                                                      -----------     -----------     -----------
                                                       (1,197,000)        (36,000)       (159,000)
                                                      -----------     -----------     -----------
          Income (loss) before income taxes.........   (3,453,000)        328,000         101,000
INCOME TAX BENEFIT..................................      137,000         392,000         200,000
                                                      -----------     -----------     -----------
          Net income (loss).........................  $(3,316,000)    $   720,000     $   301,000
                                                      ===========     ===========     ===========
NET INCOME (LOSS) PER COMMON SHARE..................  $     (0.24)    $      0.05     $      0.04
                                                      ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING.......................................   13,595,382      12,867,027       5,484,353
                                                      ===========     ===========     ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                 SERIES A CONVERTIBLE
                                                    PREFERRED STOCK            COMMON STOCK
                                                -----------------------   -----------------------   ADDITIONAL
                                                SHARES ISSUED             SHARES ISSUED              PAID-IN
                                                  (RETIRED)     AMOUNT      (RETIRED)     AMOUNT     CAPITAL       DEFICIT
                                                -------------   -------   -------------   -------   ----------   -----------
BALANCE, September 30, 1992....................     26,138      $3,000       4,694,922    $5,000    $2,927,000   $(2,607,000)
  Common stock issued in connection with the
    acquisition of Digital Insurance Services,
    Inc........................................          0           0         250,000         0       250,000             0
  Common stock issued in connection with
    private placement..........................          0           0         416,000         0       258,000             0
  Preferred stock issued in connection with
    private placement..........................      3,520           0               0         0       175,000             0
  Exercise of stock warrants...................          0           0         100,000         0        62,000             0
  Common stock issued in connection with
    private placement..........................          0           0       3,332,320     4,000     1,989,000             0
  Retirement of common stock in connection with
    loans to officers agreements...............          0           0         (50,000)        0       (73,000)            0
  Exercise of stock options....................          0           0           1,970         0         2,000             0
  Dividends paid on preferred stock............          0           0               0         0             0      (111,000)
  Net income...................................          0           0               0         0             0       301,000
                                                   -------      -------     ----------    -------   ----------   -----------
BALANCE, September 30, 1993....................     29,658       3,000       8,745,212     9,000     5,590,000    (2,417,000)
  Common stock issued in connection with the
    acquisition of Staff Leasing of
    Mississippi, Inc...........................          0           0          50,000         0        75,000             0
  Expenses related to private placement of
    common stock...............................          0           0               0         0      (282,000)            0
  Common stock issued in connection with the
    acquisitions of The Alternative Source,
    Inc., Ram Technical Corp. and MLB Medical
    Staffing, Inc. ............................          0           0         416,221     1,000       722,000             0
  Exercise of stock options....................          0           0         250,000         0       175,000             0
  Exercise of stock warrants...................          0           0          81,552         0        44,000             0
  Common stock issued for services rendered....          0           0           5,000         0        14,000             0
  Dividends paid on preferred stock............          0           0               0         0             0       (98,000)
  Conversion of preferred stock into common
    stock......................................    (29,658)     (3,000 )     2,372,640     2,000         1,000             0
  Common stock issued in connection with the
    acquisition of M&B Staff Management,
    Inc. ......................................          0           0         205,128         0       500,000             0
  Net income...................................          0           0               0         0             0       720,000
                                                   -------      -------     ----------    -------   ----------   -----------
BALANCE, September 30, 1994....................          0           0      12,125,753    12,000     6,839,000    (1,795,000)
  Exercise of stock options....................          0           0       1,605,426     2,000       853,000             0
  Exercise of stock warrants...................          0           0         206,500         0       110,000             0
  Retirement of common stock in connection with
    exercise of stock options and warrants.....          0           0        (249,255)        0             0             0
  Common stock issued in connection with the
    acquisition of Staff Rx....................          0           0         360,000         0       743,000             0
  Expenses related to private placement of
    common stock...............................          0           0               0         0      (164,000)            0
  Common stock issued in connection with the
    acquisition of Turnkey Services, Inc. .....          0           0          68,205         0       166,000             0
  Common stock retired related to the
    acquisitions of The Alternative Source,
    Inc., Ram Technical Corp. and MLB Medical
    Staffing, Inc..............................          0           0        (106,508)        0      (240,000)
  Net loss.....................................          0           0               0         0             0    (3,316,000)
                                                   -------      -------     ----------    -------   ----------   -----------
BALANCE, September 30, 1995....................          0      $    0      14,010,121    $14,000   $8,307,000   $(5,111,000)
                                                   =======      =======     ==========    =======   ==========   ===========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED SEPTEMBER 30
                                                                ------------------------------------------
                                                                   1995            1994            1993
                                                                -----------     -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...........................................  $(3,316,000)    $   720,000     $  301,000
  Adjustments to reconcile net income (loss) to net cash used
     in operating activities -- Deferred income taxes.........     (160,000)       (400,000)      (200,000)
     Depreciation and amortization............................      845,000         243,000        175,000
     Provision for doubtful accounts..........................      153,000          56,000         50,000
     Amortization of rent deferral............................       28,000          28,000         28,000
  Stock issued in connection with compensation and services
     rendered.................................................            0          14,000              0
  Changes in operating assets and liabilities -- Increase in
     accounts receivable......................................   (2,490,000)     (1,373,000)      (336,000)
     Increase in other assets.................................     (909,000)       (371,000)      (213,000)
     Increase (decrease) in accounts payable, accrued expenses
       and other current liabilities..........................    2,806,000         502,000       (528,000)
     Decrease in other liabilities............................      (55,000)        (79,000)       (42,000)
                                                                -----------     -----------     ----------
     Net cash (used in) operating activities..................   (3,098,000)       (660,000)      (765,000)
                                                                -----------     -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and improvements.....................     (355,000)       (208,000)       (32,000)
  Collections on note receivable..............................            0         176,000         36,000
  Acquisitions of businesses, net of cash acquired............   (1,351,000)       (605,000)             0
                                                                -----------     -----------     ----------
     Net cash (used in) provided by investing activities......   (1,706,000)       (637,000)         4,000
                                                                -----------     -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on revolving line of credit, net of
     repayments...............................................  $ 2,122,000     $ 1,010,000     ($ 297,000)
  Principal payments on long-term debt........................     (443,000)       (260,000)      (163,000)
  Proceeds from subordinated bridge loan, net of repayments...    1,887,000               0              0
  Proceeds from other borrowings, net of repayments...........      837,000         (68,000)      (127,000)
  Net proceeds from issuance of common stock, net of
     expenses.................................................      245,000         (63,000)     2,242,000
  Proceeds from the issuance of preferred stock, net of
     express..................................................            0               0        175,000
  Payment of dividends on preferred stock.....................            0         (98,000)      (111,000)
  Other increase (decrease)...................................       (2,000)        (43,000)       (41,000)
                                                                -----------     -----------     ----------
     Net cash provided by financing activities................    4,646,000         478,000      1,698,000
                                                                -----------     -----------     ----------
     Net increase (decrease) in cash..........................     (158,000)       (819,000)       937,000
CASH AND CASH REQUIREMENTS AT BEGINNING OF PERIOD.............      178,000         997,000         60,000
                                                                -----------     -----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....................  $    20,000     $   178,000     $  997,000
                                                                ===========     ===========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for Interest.................  $   705,000     $    70,000     $  206,000
                                                                ===========     ===========     ==========
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
     Common stock issued in a business acquisition............  $   909,000     $ 1,297,000     $  250,000
                                                                ===========     ===========     ==========
     Reduction of common stock issued in a business
       acquisition as a result of the final purchase price
       calculation............................................  $  (240,000)    $         0     $        0
                                                                ===========     ===========     ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

     Digital Solutions, Inc. (the Company) was incorporated under the laws of the State of New Jersey on November 25, 1969. The Company, with its subsidiaries, provides a broad spectrum of human resource services including professional employee services (employee leasing), payroll processing, human resource administration and placement of temporary and permanent employees.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying consolidated financial statements include those of DSI, a New Jersey Corporation and its wholly-owned subsidiaries; DSI Contract Staffing, DSI Staff ConnXions, Digital Insurance Services, Inc., DSI Staff ConnXions of Mississippi, DSI Staff ConnXions -- Southwest, MLB Medical Staffing, Inc., Ram Technical Services, Inc. and DSI Staff Rx, Inc. The results of operations of acquired companies ( see note 3) have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  Revenue Policy

     The Company recognizes revenue in connection with its employee leasing program and its temporary placement service program, when the services have been provided. Revenues are recorded based on the Company's billings to customers, with the corresponding cost of providing those services reflected as direct operating expenses. Payroll services, commissions and other fees for administrative services are recognized as revenue as the related service is provided.

  Equipment and Improvements

     Equipment and improvements are stated at cost. Depreciation and amortization are provided using straight-line and accelerated methods over the estimated useful asset lives (3 to 5 years) and the shorter of the lease term or estimated useful life for leasehold improvements.

  Goodwill

     Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on a straight line basis over 40 years for acquisitions completed through September 30, 1992. Commencing with the year ended September 30, 1993, the Company's policy is to amortize any newly acquired goodwill over 20 years. Amortization expense charged to operations was approximately $327,000 for 1995, $74,000 for 1994 and $18,000 for 1993. Amortization expense for 1995, includes a provision for goodwill impairment, as described below.

     During 1995, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of certain of the acquisitions described in
Note 3 experiencing operating cash flow losses for the current period, the Company, utilizing the present value of estimated future cash flows from these operations discounted at a rate of return (15%), determined that some impairment had occurred in certain of these acquisitions. As a result, the Company charged approximately $180,000 of additional amortization to depreciation and amortization for the year ended September 30, 1995. Had the Company applied the measurement criteria prescribed by SFAS 121 in prior years, the effect would not have been material.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Earnings Per Common Share

     Earnings per common share are based upon the weighted average number of shares outstanding as well as the dilutive effect of stock options and warrants (Notes 10 and 11). Dividends on preferred stock of approximately $98,000 were declared and paid in 1994 and deducted from earnings available for common shares. Outstanding stock options and warrants have not been considered in the computations of earnings per common share in 1995 since their effect was anti-dilutive.

  Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

(3) ACQUISITIONS

     The following acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of operations of these entities have been included in the consolidated financial statements of the Company since the date of acquisition.

  Turnkey Services, Inc.

     In May 1995, the Company, through its subsidiary, DSI Staff ConnXions-Southwest, purchased certain assets of an employee leasing company located in El Paso, Texas, Turnkey Services, Inc. The assets acquired included the customer lists and all owned and leased assets utilized by Turnkey in its business operations, subject to interest of equipment lessors. In consideration for the assets, the Company paid to Turnkey $784,000 in cash and a note payable (Note 8) and issued common stock in the amount of $166,000 (including $83,000 deposited in escrow as described below). In addition, the Company incurred approximately $200,000 in transaction costs. The company recorded goodwill of approximately $989,000, which is being amortized over 20 years.

     The final purchase of this acquisition is contingent upon the profitability of this entity during the twelve-month period ended May 1,1996. As of the closing date of the acquisition, the Company recorded the maximum purchase price under the agreement. As part of the purchase price, shares of DSI common stock equal to $83,000 (determined by the closing bid price of a share on April 26, 1995) were deposited into an escrow account pending the fulfillment by the sellers of certain sales and performance criteria. In the event that these conditions are not fulfilled, all or a portion of the shares and the note payable will be returned to the Company.

     If this acquisition had been included in the consolidated financial statements for the entire year ended September 30, 1995, the effect would not have been significant.

  Staff RX, Inc.

     In November 1994, the Company acquired certain assets of several affiliated contract staffing firms through the Company's wholly owned subsidiary DSI-Staff Rx, Inc. in exchange for $200,000 in cash and a promissory note for $1,300,000. In addition, the Company incurred approximately $266,000 in costs associated with this acquisition. The Company recorded goodwill of approximately $1,766,000, which is being amortized over 20 years.

     In March 1995, the Company issued 360,000 shares of its common stock which was valued at $743,000. This was used to satisfy part of the aforementioned promissory note. The balance was paid in cash.

     The final purchase of this acquisition is contingent upon the profitability of the entity during the two year period ended November 21, 1996. As of the closing date of the acquisition, the Company recorded the maximum purchase price under the agreement.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     If this acquisition had been included in the consolidated financial statements for the entire year ended September 30, 1995, the effect would not have been significant.

  M & B Staff Management, Inc.

     In September 1994, the Company completed the acquisition of certain assets of an employee leasing business, M & B Staff Management, Inc. ("M & B"). Pursuant to the terms of the acquisition, the Company also entered into non-compete agreements with certain shareholders and employees of M & B. The business assets of M & B and the non-compete agreements were acquired for 205,128 shares of the Company's common stock. As of the closing date of the acquisition, the Company recorded approximately $740,000, which is being amortized over 20 years.

     If this acquisition had been included in the consolidated financial statements for the entire year ended September 30, 1994, the effect would not have been significant.

  The Alternative Source, Inc., MLB Medical Staffing, Inc., and RAM Technical Services, Inc.

     In January 1994, the Company through its wholly-owned subsidiary corporations, acquired the assets of The Alternative Source, Inc. ("TAS") and the shares of MLB Medical Staffing, Inc. ("MLB") and RAM Technical Services, Inc., three affiliated companies based in Houston, Texas. TAS is engaged in the employee staffing business, MLB is engaged in the nurse staffing business and RAM is engaged in contract employee staff leasing business. In consideration of the foregoing, DSI paid the sellers $200,000 in cash, issued a note for $25,000 and issued an aggregate of 416,221 shares of the Company s stock.

     The final purchase of these acquisitions was contingent upon the profitability of these entities during the twelve-month period ended December 31, 1994. As of the closing date of acquisition, the Company recorded the maximum purchase price under the agreement, which resulted in the Company recording goodwill of approximately $1,201,000, which is being amortized over 20 years. Of the 416,221 shares to be issued, 277,480 were deposited into an escrow account pending the fulfillment by the sellers of certain sales and performance criteria.

     In addition, the principal of the acquired businesses, entered into a three-year employment agreement with the Company which provides for a base salary plus an expense allowance and a three-year employee stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $3.00 per share, which exceeded the market price of the Company's stock at the date of grant.

     If this acquisition had been included in the consolidated financial statements for the entire year ended September 30, 1994, the effect would not have been significant.

     In accordance with the terms of the purchase agreement, in May 1995, the Company, based upon the earn-out provisions contained in the purchase agreement, retired 106,508 shares held in escrow and reduced the purchase price of this acquisition by $240,000.

  DSI Staff Leasing of Mississippi, Inc.

     In November 1993, the Company purchased certain assets of Staff Leasing of Mississippi, Inc., an employee leasing firm, in exchange for cash, a two year promissory note and 50,000 shares of the Company's common stock.

     In connection with this acquisition the Company recorded goodwill of $244,000, which is being amortized over a period of 20 years and a covenant not to compete in the amount of $25,000, which is being amortized over 5 years.

     If this acquisition had been included in the consolidated financial statements for the entire year ended September 30, 1994, the effect would not have been significant.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Digital Insurance Services

     In December 1992, the Company acquired the business and assets of Anne Christine Clark, Inc., an insurance agency brokerage business, which is currently doing business as Digital Insurance Services, Inc.("DIS"). In connection with this acquisition, the Company issued 250,000 shares of its common stock which were valued at $1.00 per share, (the market price of the Company s common stock at the closing date) and recorded goodwill of $231,000.

(4) DUE FROM OFFICERS

     Due from officers at September 30, 1995 and 1994 consists of following:

                                                                       1995         1994
                                                                     --------     --------
    Notes receivable, bearing interest at 8% per annum, with
      interest and principal due March, 1996. The notes are secured
      by 523,532 shares of the Company's common stock..............  $578,000     $      0
    Notes receivable, bearing interest at 8% and 10% per annum, respectively, with interest and principal due January 1996.
      The note is collateralized by 100,000 shares of common
      stock........................................................    82,000       70,000
    Notes receivable bearing interest at 8% per annum, with
      principal and interest due January, 1996. The notes are
      collateralized by 35,000 shares of the Company's common
      stock........................................................    38,000       70,000
                                                                     --------     --------
                                                                     $698,000     $140,000
                                                                     ========     ========

(5) INCOME TAXES

     Effective October 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method and adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and to tax net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

     At September 30, 1995, the Company had available net operating loss carryforwards of approximately $4,858,000 to reduce future periods taxable income. The Company's deductible temporary differences are not significant. The carryforwards expire as follows:

                                      YEAR                           AMOUNT
                -------------------------------------------------  ----------
                2005.............................................  $  800,000
                2006.............................................     810,000
                2007.............................................     619,000
                2010.............................................   2,629,000
                                                                   ----------
                                                                   $4,858,000
                                                                   ==========

     The Company has recorded a $760,000 deferred tax asset at September 30, 1995, which represents reductions in the deferred tax asset valuation allowance of $160,000, $400,000 and $200,000 in 1995, 1994 and 1993, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of a portion of its net operating losses for which management believes utilization to be more likely than not. In order for the Company to realize a $760,000 tax benefit, the Company would have to generate approximately $2,111,000 in future taxable income. Management believes the Company's operations can generate sufficient taxable income to realize this tax asset as a result of recent business developments, its

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ability to meet its operating plan as well as the resolution of significant past problems which had adversely affected the Company in prior years.

     The income tax benefit reflected in the consolidated statement of operations represents the valuation reductions described above net of amounts currently payable for state income tax purposes.

     At September 30, 1995 an analysis of the Company's deferred income tax asset is as follows:

        Net Operating loss carryforwards available at September 30,
          1994...........................................................  $2,229,000
        Net Operating loss carryforwards generated during 1995...........   2,629,000
        Carryforwards utilized for the year ended September 30, 1995.....           0
                                                                           ----------
        Net Operating loss carryforwards available at September 30,
          1995...........................................................  $4,858,000
        Average combined Federal and State income tax rate...............          36%
                                                                           ----------
        Gross deferred income tax asset..................................  $1,749,000
        Less, valuation allowance........................................    (989,000)
                                                                           ----------
        Deferred income tax asset........................................  $  760,000
                                                                           ==========

(6) SHORT-TERM BORROWINGS

     In February 1995, the Company entered into a one year revolving line facility (the "Line") with a bank. Under the terms of the agreement the Company may borrow up to the lesser of $3,500,000, or 80% of eligible accounts receivable, as defined. The Company is obligated to make monthly payments of interest on the outstanding amounts at the bank's floating base rate plus one and one-half percent (10.25% at September 30, 1995). As of September 30, 1995, the Company had $3,132,000 outstanding and no amounts available under this facility based upon the borrowing base calculation.

     The Line is collateralized by substantially all of the Company's accounts receivable and contains certain covenants, including an interest coverage ratio, current ratio, total liabilities (as defined) to tangible net worth (as defined) ratio and total tangible capital funds (as defined). As of September 30, 1995, the Company was in default of its financial covenants. The Company is presently negotiating with the bank to develop mutually agreeable terms and conditions in response to the Company's request for forbearance. While the Company believes it will be able to negotiate such terms and renew the line, in the event that this does not occur, the Company will pursue other financing alternatives, including those described in Note 12.

     During 1995, the Company issued approximately $1,975,000 of Subordinated Bridge Notes to various investors. The notes bear interest at a rate of 12% per annum and mature in November, 1995. In connection with the issuance of these notes, the Company also granted these investors warrants to purchase the Company's common stock at a price of $2.59 per share (the market value at the date of the grant -- see Note 10). Subsequent to the issuance of the Notes, but prior to maturity, $88,000 of principal amount was redeemed by the Company and the proceeds were used by the investor to exercise the attached warrants.

     Other information with respect to short term borrowings for 1995 and 1994 is as follows:

                                                                       1995         1994
                                                                    ----------   ----------
    Balance at end of period......................................  $5,019,000   $1,010,000
    Maximum amount outstanding during period......................   5,065,000    1,010,000
    Weighted average balance outstanding during the period........   3,277,000      660,000
    Weighted average interest rate during the period..............       10.98%        9.25%

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities at September 30, 1995 and 1994 consist of the following:

                                                                       1995         1994
                                                                    ----------   ----------
    Payroll and payroll taxes.....................................  $  808,000   $  291,000
    Worker's compensation insurance reserves......................     785,000      249,000
    Legal and financing costs.....................................     400,000            0
    Other.........................................................     846,000      356,000
                                                                    ----------     --------
                                                                    $2,839,000   $  896,000
                                                                    ==========     ========

(8) LONG-TERM DEBT

     Long term debt at September 30, 1995 and 1994 consists of the following:

                                                                       1995         1994
                                                                    ----------   ----------
    Note payable due to sellers as a result of the acquisition of
      Turnkey Services, Inc. (See Note 3).........................  $  391,000   $        0
    Note payable with a financing company dated July 1995. The note bears interest at 7.9% and is payable in equal monthly
      installments through March 1996.............................     385,000            0
    Note payable with a financing company dated September 1995.
      The note bears interest of 5.7% and is payable in equal
      monthly installments through November 1995..................      90,000            0
    Other.........................................................     225,000      203,000
                                                                      --------    ---------
                                                                     1,091,000      203,000
    Less -- Current portion.......................................                 (165,000)
                                                                      (958,000)
                                                                      --------    ---------
                                                                    $  133,000   $   38,000
                                                                      ========    =========

     Maturities of long-term debt as of September 30, 1995 are as follows:

                                                                   YEAR ENDING
                                                                  SEPTEMBER 30
                                                                  -------------
                1996............................................   $   958,000
                1997............................................        67,000
                1998............................................        40,000
                1999............................................        16,000
                2000............................................        10,000
                                                                    ----------
                                                                   $ 1,091,000
                                                                    ==========

(9) COMMITMENTS AND CONTINGENCIES

  Leases

     In November 1991, the Company entered into a lease for its corporate headquarters facility. The lease term extends 69 months with fixed monthly payments of $18,000. The lease agreement deferred rental payments until August, 1992 and specifies the payment of a percentage of real estate taxes, insurance and maintenance as additional rent. As of September 30, 1995 and 1994, other liabilities includes $42,000 and

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$69,000 of deferred rent associated with this transaction as a result of amortizing the total rental payments on a straight line basis over the life of the lease. The Company recognized rent expense of $253,000 under this lease in 1995 and 1994, respectively. Rent expense under all operating leases was $384,000 in 1995, $290,000 in 1994, $253,000 in 1993.

     Minimum payments under non cancelable lease obligations at September 30, 1995 are as follows:

                                   YEAR ENDING                      OPERATING
                                   SEPTEMBER 30                      LEASES
                --------------------------------------------------  ---------
                     1996.........................................  $ 287,000
                     1997.........................................    263,000
                     1998.........................................     69,000
                     1999.........................................     72,000
                                                                     --------
                                                                    $ 691,000
                                                                     ========

  Legal Proceedings

     The Company is a defendant in an arbitration hearing brought by the former president of The Alternative Source, Inc., MLB Medical Staffing, Inc. and RAM Technical Services, Inc. (see Note 3) alleging that the Company wrongfully terminated his employment. The former president is seeking damages of approximately $460,000 plus costs for amounts allegedly due him under various purchase and employment agreements. The Company has filed counterclaims against the former president and is itself seeking damages of approximately $1,000,000. The Company believes that the ultimate resolution of this case will not have a material adverse effect on its consolidated financial position or the results of its operations.

     At September 30, 1995 the Company is involved in various legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, none of these proceedings would have a material effect, if adversely decided, on the consolidated financial position or results of operations of the Company.

(10)  STOCK WARRANTS

     The following is a summary of the outstanding warrants to purchase the Company's common stock at September 30, 1995 as a result of various debt and equity offerings that have occurred since the Company's inception:

                                                                                      NUMBER OF
                                                                 EXERCISE PRICE       SHARES OF
                EXERCISE PERIOD                                    PER COMMON           COMMON
                     FROM                          TO                SHARE          STOCK RESERVED
    ---------------------------------------  ---------------     --------------     --------------
    August 1991............................  August 1996            .625                 235,500
    September 1991.........................  October 2001            .75                 300,000
    June 1993..............................  June 1998               .75                 125,000
    August 1993............................  August 1998             .75                 331,833
    September 1993.........................  September 1998         1.06                  50,000
    November 1993..........................  November 1998         1.188                   5,000
    April 1995.............................  April 2000             2.50                   5,000
    January 1995...........................  January 1999           2.59                 188,000
                                                                                    --------------
                                                                                       1,240,333
                                                                                     ===========

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(11)  STOCK OPTION PLANS

     In April 1990 the Company adopted three stock option plans, the 1990 Employees Stock Option Plan, the Non-Executive Director Stock Option Plan, and the Senior Management Incentive Plan (collectively the "1990 Plans"). The 1990 Plans will remain in effect until April 2000 or unless terminated sooner by the Board of Directors.

     The 1990 Employees Stock Option Plan (the "Employee Plan") provides for options to be granted to employees, including certain officers of the Company, for the purchase of up to 1,000,000 shares of common stock. Some of the options granted under the 1990 Plan are intended to qualify as incentive stock options under the Internal Revenue Code. The exercise price of incentive stock options granted may not be less than the fair market value of the shares on the date of grant, or in certain circumstances, an option price at least equal to 110% of the fair market value of the stock at the time the option is granted. Options granted under the plan may not be exercised more than ten years from the date of the grant (or in certain circumstances, five years from the date of grant).

     The Non-Executive Director Stock Option Plan (the "Director Plan"), provides for the issuance of options for the purchase of up to 500,000 shares of common stock. Eligible participants are directors of the Company who are also not employees of the Company and non-employee directors of any advisory board established by the Company. Under the terms of the Director Plan, the exercise price of options granted will equal 100% of the fair market value of the common stock at the date the options are granted. Options will be granted to eligible participants as follows: 5,000 upon becoming non-executive directors and 5,000 each September 1, commencing September 1, 1990 provided such person had been eligible for the preceding 12 months. Directors of advisory boards will receive on each September 1 an option to purchase 10,000 shares of common stock, providing such director has served as a director of the advisory board for the previous 12 month period. The term of each option commences on the date it is granted and expires five years from grant date unless terminated sooner as provided in the Director Plan.

     The Senior Management Incentive Plan (the "Management Plan") provides for the issuance of stock, options and other stock rights to executive officers and other key employees who render significant services to the Company. Under the terms of the Management Plan, the exercise price of options granted will equal 100% of the fair market value of the common stock at the date the options are granted. A total of 5,000,000 shares of common stock have been reserved for issuance under the Management Plan. Awards made under the Management Plan are generally subject to three year vesting periods (subject to the discretion of the Board of Directors), but may become exercisable in full upon certain "change of control" events as defined in the Management Plan.

     The following tables summarizes the activity in the Company's stock option plans for the year ended September 30, 1995 and 1994.

                                           OPTIONS                                              OPTIONS
                                         OUTSTANDING                                          OUTSTANDING
                                        SEPTEMBER 30,                                        SEPTEMBER 30,
                 PLAN                       1994         GRANTED    CANCELED    EXERCISED        1995
--------------------------------------- -------------    -------    --------    ----------   -------------
Employee Plan..........................     287,765       36,500       2,500       134,801       186,964
Director Plan..........................     100,000       20,000           0        50,000         7,000
Management Plan........................   2,439,625      482,500      50,000     1,420,625     1,451,500
                                          ---------      -------      ------     ---------     ---------
                                          2,827,390      539,000      52,500     1,605,426     1,708,464
                                          =========      =======      ======     =========     =========

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                           OPTIONS                                              OPTIONS
                                         OUTSTANDING                                          OUTSTANDING
                                        SEPTEMBER 30,                                        SEPTEMBER 30,
                 PLAN                       1994         GRANTED    CANCELED    EXERCISED        1995
--------------------------------------- -------------    -------    --------    ----------   -------------
Employee Plan..........................     365,512       99,267      46,974       130,040       287,765
Director Plan..........................     120,000            0           0        20,000       100,000
Management Plan........................   1,864,625      695,000      20,040        99,960     2,439,625
                                          ---------      -------      ------     ---------     ---------
                                          2,350,137      794,267      67,014       250,000     2,827,390
                                          =========      =======      ======     =========     =========

     Options outstanding as of September 30, 1995 become exercisable as follows:

                                   EXERCISE
              PLAN                  PRICE        TOTAL         1995        1996       1997    THEREAFTER
---------------------------------  --------    ----------   ----------   --------   --------  ----------
Employee Plan....................   $ 0.75-       186,964      143,964     31,500     11,500       0
                                    $ 1.19
Director Plan....................   $ 0.81-        70,000       70,000          0          0       0
                                    $ 1.25
Management Plan..................   $ 0.75-     1,451,500    1,229,000    127,500     95,000       0
                                    $ 3.00
                                                                                                   -
                                                ---------    ---------    -------    -------
                                                1,708,464    1,442,964    159,000    106,500       0
                                                =========    =========    =======    =======       =

     In 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". The new standard specifies permissible methods for valuing compensation attributable to stock options, as well as certain required disclosures. The Company is required to adopt the new standard no later than October 1, 1996. The Company has not yet determined which method it will follow for measuring compensation cost attributable to stock options or the impact of the new standard on its consolidated financial statements.

(12) SUBSEQUENT EVENTS

     Subsequent to year-end the Company completed several financing transactions, including raising approximately $950,000 through a private placement of approximately 330,000 shares of its common stock for net proceeds of approximately $450,000 as well as $500,000 of newly issued convertible preferred stock. The preferred stock is convertible within 60 days of issuance at a conversion rate based upon 80% of the then current price of the Company's common stock. In addition, the Company raised approximately $1,000,000 in debt financing secured by its common stock. The debt financing bears interest at the greater of the prime interest rate plus 1% or 9 7/8% and matures in March 1997.

     The Company has also secured a letter of intent from an investment banking firm to raise up to $5,000,000 in long-term financing. The proposed financing will have a term of 30 months from the date of issue and will bear interest at the greater of the prime interest rate plus 1% or 9%.

                                                                     SCHEDULE II

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                                 (c)
                                                 (b)          ADDITIONS                            (e)
                                              BALANCE AT      CHARGED TO          (c)           BALANCE AT
                    (a)                      BEGINNING OF     COSTS AND      DEDUCTIONS --        END OF
                DESCRIPTION                      YEAR          EXPENSES      NET WRITE-OFFS        YEAR
-------------------------------------------  ------------     ----------     --------------     ----------
Allowance for doubtful accounts, year
  ended --
  September 30, 1995.......................    $ 99,000        $153,000         $102,000         $150,000
                                                =======        ========         ========         ========
  September 30, 1994.......................    $ 43,000        $ 56,000         $      0         $ 99,000
                                                =======        ========         ========         ========
  September 30, 1993.......................    $ 22,000        $ 50,000         $ 29,000         $ 43,000
                                                =======        ========         ========         ========

                                                 EXHIBIT INDEX

EXHIBIT
  NO.                                              DESCRIPTION
-------           ------------------------------------------------------------------------------
  2.1        --   Agreement for purchase of Temp-Staff, Inc. (Exhibit 3 to Form 8-K dated May
                  17, 1990)
  2.2        --   Agreement for purchase of X-L Technical Corp. (Exhibit 2a to Form 8-K dated
                  October 3l, 1990)
  2.3        --   Agreement for the purchase of the business and assets of Anne Christine Clark,
                  Inc.
  3.1        --   Amended and Restated Certificate of Incorporation of Registrant (Exhibit A to
                  Definitive Proxy Material dated July 20, 1990)
  3.2        --   Certificate of Designation of Series A Preferred Stock (Exhibit 3.2 to form
                  10-K for fiscal year ended September 30, 1991)
  3.3        --   Certificate of Amendment changing the name of TSI to SCI (Exhibit 3.3 to form
                  10-K for fiscal year ended September 30, 1991)
  3   (c)    --   By-Laws of Registrant (Exhibit 10.1 to Form 8-K dated March 2l, 1990)
 10.2        --   Employment Agreement with Donald Kappauf (Exhibit 3 to Form 8-K dated May 17,
                  1990)
 10.4        --   Agreement between Registrant and First Fidelity Bank, N.A. (Exhibit 10.4 to
                  form 10-K for fiscal year ended September 30, 1991)
 10.5        --   Agreement between Registrant and Midlantic Banks, Inc. dated October 11, 1991
                  (Exhibit 10.5 to form 10-K for fiscal year ended September 30, 1991)
 10.6        --   Lease dated 10/15/91 for office space at 4041 Hadley Road, South Plainfield,
                  New Jersey (Exhibit 10.6 to form 10-K for fiscal year ended September 30,
                  1991)
 10.7        --   Employment Agreement between Karl Dieckmann and the Company dated November 1,
                  1991 (Exhibit 10.7 to form 10-K for fiscal year ended September 30, 1991)
 10.10       --   Employment Contract between David L. Clark and the Company dated January 1,
                  1993.
 10.11       --   Bridge financing between Katie and Adam Bridge Partners, L.P. and the Company in June 1993.
 10.12       --   Sales representation agreement between Sid A. Robinson, III and the Company dated April 14, 1993.
 10.13       --   Agreement between Staff Leasing of Mississippi, Inc. and the Company for
                  purchase of business and assets dated November 4, 1993.
 10.14       --   Employment agreement between Raymond J. Skiptunis and the company dated
                  October 1, 1994.
 10.15       --   Employment agreement between George J. Eklund and the Company dated September
                  19, 1994.
 10.16       --   Agreement between Registrant and United Jersey Bank Central, NA on the revolving loan facility
 11.0 *      --   Computation of Earnings per Share
 21.0 *      --   Subsidiaries
 23.1 *      --   Consent of Arthur Andersen, LLP to the incorporation of its report on the
                  Company's financial statements for the fiscal year ended 1995 into the
                  Company's registration Statement on form S-3 file number 33-85526.
 23.2 *      --   Consent of Arthur Andersen, LLP to the incorporation of its report on the
                  Company's financial statements for the fiscal year ended 1995 into the
                  Company's registration Statement on form S-3 file number 33-70928.
 23.3 *      --   Consent of Arthur Andersen, LLP to the incorporation of its report on the
                  Company's financial statements for the fiscal year ended 1995 into the
                  Company's registration Statement on form S-3 file number 33-62767.
 27.  *      --   Financial Data Schedule.

     The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Secs. 20l.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.