Form 10-Q
period 1995-12-31
DIGITAL SOLUTIONS INC
filed 1996-02-08
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________


                                          Commission File No. 0-18492


                      DIGITAL SOLUTIONS, INC.
      (Exact name of registrant as specified in its charter)

       New Jersey                          22-1899798
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification Number)

4041 Hadley Road, South Plainfield, NJ                       07080
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

                 Yes  X            No
                     ---             ---
14,731,790 shares, par value $.001 per share were outstanding as of February 2, 1996.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                                   Page
                                                                                   ----

Consolidated Balance Sheets As Of December 31, 1995 (unaudited)
 and September 30, 1995                                                             S-2

Consolidated Statements Of Operations (unaudited) for the Three months
 Ended December 31, 1995 and 1994                                                   S-4

Consolidated Statements Of Shareholders' Equity for the Three months
 Ended December 31, 1995 (unaudited)                                                S-5

Consolidated Statements Of Cash Flows for the Three months Ended                    S-6
  December 31, 1995 and 1994 (unaudited)

Notes To Consolidated Financial Statements                                          S-8

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1995


                                                                              December 31,            September 30,
                                 ASSETS                                        (Unaudited)
                                 ------                                       ------------            -------------
CURRENT ASSETS:
  Cash                                                                        $   266,000              $    20,000
  Accounts receivable, net of allowance for doubtful accounts of $232,000 at December 31, 1995 and $150,000
    at September 30, 1995                                                       5,501,000                4,929,000
  Notes due from officers                                                         712,000                  698,000
  Deferred tax asset                                                              300,000                  300,000
  Other current assets                                                            555,000                  549,000
                                                                              -----------              -----------
               Total current assets                                             7,334,000                6,496,000

EQUIPMENT AND IMPROVEMENTS:
  Equipment                                                                     2,647,000                2,619,000
  Leasehold improvements                                                          252,000                  252,000
                                                                              -----------              -----------
                                                                                2,899,000                2,871,000

  Less - accumulated depreciation and amortization                              2,074,000                2,054,000
                                                                              -----------              -----------

                                                                                  825,000                  817,000

DEFERRED TAX ASSET, net of current portion                                        460,000                  460,000


GOODWILL, net of amortization                                                   4,970,000                5,050,000

OTHER ASSETS                                                                      967,000                1,007,000
                                                                              -----------              -----------

                                                                              $14,556,000              $13,830,000
                                                                              ===========              ===========



         The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

   CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1995



                                                                         December 31,        September 30,
                      LIABILITIES AND SHAREHOLDERS' EQUITY               (Unaudited)
                      ------------------------------------               ------------        -------------
CURRENT LIABILITIES:
  Short-term borrowings                                                  $  4,700,000        $  5,019,000
  Current portion of long-term debt                                           945,000             958,000
  Accounts payable                                                          1,426,000           1,629,000
  Accrued expenses and other current liabilities                            2,866,000           2,839,000
                                                                         ------------        -------------
               Total current liabilities                                    9,937,000          10,445,000

LONG-TERM DEBT, net of current portion                                        130,000             133,000

OTHER LIABILITIES                                                              42,000              42,000
                                                                         ------------        -------------
               Total liabilities                                           10,109,000          10,620,000

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
  Preferred stock, $.10 par value; authorized 5,000,000 shares;
     2,366,670 issued and outstanding                                         237,000                   0
 Common stock, $.001 par value; authorized 40,000,000 shares;
     issued and outstanding 14,551,140 as of December 31, 1995 and
       14,010,121 as of September 30, 1995                                     15,000              14,000

  Additional paid-in capital                                                8,914,000           8,307,000
  Accumulated deficit                                                      (4,719,000)
                                                                                               (5,111,000)
                                                                         ------------        -------------
                                                                            4,447,000           3,210,000
                                                                         ------------        -------------
                                                                         $ 14,556,000        $ 13,830,000
                                                                         ============        ============





         The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the Three Months Ended December 31,
                                            ---------------------------------------
                                                    1995                1994
                                                ------------        ------------

OPERATING REVENUES                              $ 23,090,000        $ 15,886,000

DIRECT OPERATING COSTS                            20,916,000          14,395,000
                                                ------------        ------------
               Gross profit                        2,174,000           1,491,000

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                         1,619,000           1,158,000

DEPRECIATION AND AMORTIZATION                        139,000             106,000
                                                ------------        ------------
               Income from operations                416,000             227,000
                                                ------------        ------------
OTHER CREDITS (CHARGES):
  Interest and other income                           68,000              95,000
  Interest expense                                   (82,000)
                                                                         (41,000)

  Other expense                                      (10,000)               --
                                                ------------        ------------
                                                     (24,000)             54,000
                                                ------------        ------------
               Income before income taxes            392,000             281,000

INCOME TAX EXPENSE                                      --                44,000
                                                ------------        ------------
               Net income                            392,000        $    237,000
                                                ============        ============

NET INCOME PER COMMON SHARE                     $       0.03        $       0.02
                                                ============        ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       14,280,774          14,431,168
                                                ============        ============





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

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       For the Three Months Ended December 31,
                                                       ---------------------------------------
                                                               1995               1994
                                                           -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   392,000        $   237,000
  Adjustments to reconcile net income to net
    cash used in operating activities-
    Deferred income taxes                                            0             44,000
    Depreciation and amortization                              140,000            106,000
    Provision for doubtful accounts                             82,000              8,000
    Amortization of rent deferral                                                  (7,000)
                                                                (7,000)

  Changes in operating assets and liabilities-
    Increase in accounts receivable                                            (1,361,000)
                                                              (463,000)
    Increase in other assets                                                     (108,000)
                                                              (203,000)
    Increase (decrease) in accounts payable, accrued
      expenses and other current liabilities                                      284,000
                                                              (166,000)
    Decrease in other liabilities                                 --              129,000
                                                           -----------        -----------

               Net cash used in operating activities                             (668,000)
                                                              (225,000)
                                                           -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and improvements                                        (100,000)
                                                               (28,000)

  Acquisitions of businesses, net of cash acquired                --           (1,790,000)
                                                           -----------        -----------
               Net cash used in
                 investing activities                                          (1,890,000)
                                                               (28,000)
                                                           -----------        -----------

                                                           For the Three Months Ended December 31,
                                                           ---------------------------------------
                                                                  1995             1994
                                                              -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds/(payments) from borrowings on revolving line
    of credit, net of repayments                              $   (70,000)       $   725,000
  Principal payments on long-term debt                            (16,000)           (40,000)
  Proceeds/(payments) from subordinated bridge loan,
    net of repayments                                            (250,000)         1,797,000

  Net proceeds from issuance of common stock,
    net of expenses                                               835,000

  Other increase (decrease)                                             0            (24,000)
                                                              -----------        -----------
      Net cash provided by financing activities                   499,000          2,458,000
                                                              -----------        -----------

      Net increase (decrease) in cash                             246,000           (100,000)

CASH AND CASH REQUIREMENTS AT
  BEGINNING OF PERIOD                                              20,000            178,000
                                                              -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                      $   266,000        $    78,000
                                                              ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for-
      Interest                                                $    97,000        $    33,000
                                                              ===========        ===========

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  TRANSACTIONS:
    Notes payable  issued in a business acquisition                  --          $ 1,300,000
                                                              ===========        ===========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS:

      Digital Solutions, Inc. (the Company) was incorporated under the laws of the State of New Jersey on November 25, 1969. The Company, with its subsidiaries, provides a broad spectrum of human resource services including professional employee services (employee leasing), payroll processing, human resource administration and placement of temporary and permanent employees.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Basis of Presentation-

                 The financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10K. This financial information reflects, in the opinion of management, all adjustments to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

         The accompanying consolidated financial statements include those of DSI, a New Jersey Corporation and its wholly-owned subsidiaries; DSI Contract Staffing, DSI Staff ConnXions, Digital Insurance Services, Inc., DSI Staff ConnXions of Mississippi, DSI Staff ConnXions - Southwest, MLB Medical Staffing, Inc., Ram Technical Services, Inc. and DSI Staff Rx, Inc. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

      Revenue Policy-

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

      Equipment and Improvements-

         Equipment and improvements are stated at cost. Depreciation and amortization are provided using straight-line and accelerated methods over the estimated useful asset lives (3 to 5 years) and the shorter of the lease term or estimated useful life for leasehold improvements.

      Goodwill-

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on a straight line basis over 40 years for acquisitions completed through September 30, 1992. Commencing with the year ended September 30, 1994, the Company's policy is to amortize any newly acquired goodwill over 20 years. Goodwill, as well as other long-lived assets, are evaluated on a quarterly basis to determine whether any impairment has accrued.

Earnings Per Common Share-

         Earnings per common share are based upon the weighted average number of shares outstanding as well as the dilutive effect of stock options and warrants.

Statement of Cash Flows-

         For purposes of the statements of cash flows, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

(3) ACQUISITIONS:

         On November 22, 1995, the Company entered into a letter of intent to purchase certain assets of a Florida Professional Employer Organization (Employee Leasing). The acquisition will add approximately $35 million in annualized revenues and will be the Company's entree into the Florida Marketplace.

         The purchase price will be in the form of an earnout over a 5 year period and will be based on a percentage of revenues acquired with a down payment in cash at the time of closing of approximate 8% of the estimated earnout. Total earnout is estimated to be $3,000,000. The additional down payment of approximately 25% of the estimated earnout will be in the form of shares of common stock held in escrow and released at the rate of 50% on the 6th month anniversary of the closing and the remaining 50% of shares released on the 12th month anniversary of the closing. The Company will record goodwill in the amount of the earnout on an annual basis which will be amortized over a 20 year period.

         The Company will enter into a 2 year employment agreement with one of the principals and will execute non-compete agreements with all key employees.

(4)      COMMITMENTS AND CONTINGENCIES

           The Company is a party to a workers' compensation minimum premium agreement with a nationally recognized insurance carrier. As part of this program, the Company shares in any "claims not paid" pool. Generally accepted accounting principals require that all incurred, but not paid claims, as well as an estimate for claims incurred, but not reported (IBNR), be accrued on the balance sheet as a current liability, although a portion of the claims may not be paid in the following twelve (12) months. Additionally, the insurance company develops reserve factors on each claim that may or may not materialize after the claim is fully investigated. As of December 31, 1995, the total accrual related to this program was $706,000.

(5)   SHORT-TERM BORROWINGS:

         In February 1995, the Company entered into a one year revolving line facility (the "Line") with a bank. Under the terms of the agreement the Company may borrow up to the lesser of $3,500,000, or 80% of eligible accounts receivable, as defined. The Company is obligated to make monthly payments of interest on the outstanding amounts at the bank's floating base rate plus one and one-half percent (10.25% at December 31, 1995). As of December 31, 1995, the Company had $3,062,000
         outstanding and no amounts available under this facility based upon the borrowing base calculation.

         The Line is collateralized by substantially all of the Company's accounts receivable and contains certain covenants, including an interest coverage ratio, current ratio, total liabilities (as defined) to tangible net worth (as defined) ratio and total tangible capital funds (as defined). As of December 31, 1995, the Company was out of compliance with its financial covenants. The Company is presently negotiating with the bank to develop mutually agreeable terms and conditions in response to the Company's request for forbearance.
         While the Company believes it will be able to negotiate such terms and renew the line, in the event that this does not occur, the Company will pursue other financing alternatives including those described in Note (6).

(6)          ADDITIONAL FINANCING

           In addressing the capital needs of the Company, management has secured two equity financings and is in the process of negotiating with other sources for additional capital.

           In November, 1995, the Company raised $500,000 through the issuance of convertible preferred stock at a coupon rate of 6% and a 20% discount to market at the date of conversion.

           In November, 1995, the Company commenced a private offering of its common stock. To date, the Company has raised $448,000 and will attempt to raise up to an additional $3.5 million through the private sale of its common stock. The company anticipates the offering will be competed by the end of March 1996.

           Additionally, the Company has also secured a letter of intent from an investment banking firm to raise up to $5,000,000 in long-term subordinated debt financing. The proposed financing will have a term of 30 months from the date of issue and will bear interest at the greater of the prime interest rate plus 1% or 9%.

           Management believes that these financings will correct the working capital deficiency of the Company, bring the Company back into compliance with the credit line covenants as discussed in Note (5) and provide the capital necessary to grow the business.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's operating revenues for the three months ended December 31, 1995 and 1994, were approximately $23,090,000 and $15,886,000 respectively. These revenues represented an increase of approximately 45% from the prior period revenues. This increase is primarily the result of the expansion of employee leasing services in New Jersey and Houston, increased revenues in the payroll service division, and the acquisitions of an employee leasing firm in El Paso, Texas.

         Direct costs as a percentage of sales were 91% for the three month period ended December 31, 1995 and 1994. This ratio will tend to stabilize as the mix of business services offered approximates the cost of services for the employee leasing business.

         Selling, general, and administrative expenses before amortization and goodwill as a percentage of sales was 7% for the first fiscal quarter of 1995 and 7% of sales in the first quarter of 1994. This ratio is in line with management s plan as the Company experiences growth through acquisitions and internally. Management is committed to control discretionary costs despite the aggressive growth in revenues through acquisitions.

         Interest expense, for the quarter ended December 31, 1995 and 1994 was $82,000 and $41,000, respectively. This increase is attributable to the increased use of the Line of Credit. This was needed to fund the acquisition of the PEO company in El Paso, Texas as well as fund working capital needs as the Company built its marketing and operational Hub programs.

         Net income for the period ending December 31, 1995 was $392,000 as compared to $237,000 for the comparable period in the previous fiscal year. The profit increase is due to improved gross margins in the payroll service division, the increase in administration fees in the employee leasing business and the acquisition of the El Paso, Texas PEO company.

Liquidity and Capital Resources

         The Company's working capital at December 31, 1995 improved to $(2,603,000) or a ratio of .74 to 1.0 versus working capital of $(3,949,000) or a ratio of .62 to 1.0 at September 30, 1995. The improvement reflects the increased profits for the first quarter of 1995 and the impact of stock issued to private investors.

         Total debt has decreased as management strives to restructure the balance sheet through various equity offerings and long term notes. See Note (6) for discussion of current financing alternatives

         The Company had a net loss for the fiscal year ended September 30, 1995 of $3,316,000 and shareholders' equity of $3,210,000. For the three months ended December 31, 1995, the Company reported a net profit of $392,000 and shareholders' equity of $4,447,000. The Company is addressing its working capital needs as discussed in Note (6) and believes that these financings will correct the working capital deficiency of the Company, bring the Company back into compliance with the credit line covenants as discussed in Note (5) and provide the capital necessary to grow the business.


                                     PART II

                                OTHER INFORMATION

Item 3.  Exhibits and Reports on Forms 8-K.

                 (a)      Exhibits

                 (b)      Reports on Form 8-K

During the quarter ended December 31, 1995, the Company did not file a Form 8-K. However on January 19, 1996, the Company filed a form 8-K announcing the termination of the agreement with LNB Investment Corporation.

Item 5. Other Information

On January 19, 1996, the Company reported the misappropriation of shares of the Company's Common Stock which were pledged as collateral for a loan. Since that time, the Company has gained control over all but approximately 525,000 shares of common stock wrongfully transferred by LNB Investment Corporation, the proposed Lender. The Company is continuing its efforts to recover these shares and intends to investigate and pursue all legal remedies.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DIGITAL SOLUTIONS, INC.
                                              (Registrant)

                                              /s/ Raymond J. Skiptunis
                                              ------------------------
                                              Raymond J. Skiptunis
                                              Chief Executive Officer

                                              /s/ Kenneth P. Brice
                                              ------------------------
                                              Kenneth P. Brice
                                              Chief Financial Officer

Date:  February  6, 1996

                EXHIBIT INDEX
               ---------------



Exhibit No.             Description
-----------             ------------

        27              Financial Data Schedule.