Form 10-Q
period 1996-03-31
DIGITAL SOLUTIONS INC
filed 1996-05-07
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ---------------------
                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996
                               -------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ---------------------

                           Commission File No. 0-18492

                             DIGITAL SOLUTIONS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                      22-1899798
- --------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

4041 Hadley Road, South Plainfield, NJ                                   07080
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (908) 561-1200
- --------------------------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

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

       16,218,877 shares, par value $.001 per share were outstanding as of
                                 April 24, 1996.

                                    FORM 10-Q

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                 March 31, 1996


                                      INDEX

                                                                            Page
                                                                            ----
                                                                            No.
                                                                            ---
Part I - Financial Information

Consolidated Balance Sheets
         March 31, 1996 (Unaudited) and
         September 30, 1995                                                   3

Consolidated Statements of
         Income for the three months ended
         March 31, 1996  and 1995 (Unaudited)                                 5

Consolidated Statements of
         Income for the six months ended
         March 31, 1996  and 1995 (Unaudited)                                 6

Consolidated Statements of Cash Flows for the
         six months ended March 31, 1996
         and 1995 (Unaudited)                                                 7


Notes to Consolidated Financial Statements
         (Unaudited)                                                          8

Management's discussion and analysis of
         financial condition and results of operations                       11


Part II - Other Information

Item 3.           Exhibits and Reports on Form 8-K                           13

Signatures                                                                   14

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                           MARCH 31,          SEPTEMBER 30,
                                                                             1996                 1995
                                                                         ------------         ------------
ASSETS                                                                   (Unauduted)
CURRENT ASSETS
         Cash                                                            $  1,804,000         $     20,000
         Accounts receivable, net of allowance for doubtful
             accounts of $236,000 and $150,000 at March 31,
             1996 and September 30, 1995, respectively                      5,555,000            4,929,000
         Notes due from officers                                              823,000              698,000
         Deferred tax assets                                                  300,000              300,000
         Other current assets                                                 470,000              549,000
                                                                         ------------         ------------
              Total current assets                                          9,952,000            6,496,000

EQUIPMENT AND IMPROVEMENTS

         Equipment                                                          2,751,000            2,619,000
         Leasehold improvements                                               177,000              252,000
                                                                         ------------         ------------
                                                                            2,928,000            2,871,000

         Accumulated depreciation and amortization                          2,125,000            2,054,000
                                                                         ------------         -----------
                                                                              803,000              817,000

DEFERRED TAX ASSETS, net of current portion                                   460,000              460,000

GOODWILL, net of amortization                                               5,928,000            5,050,000

OTHER ASSETS                                                                  944,000            1,007,000
                                                                         ------------         ------------
              TOTAL ASSETS                                               $ 16,087,000         $ 13,830,000
                                                                         ============         ============






         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                           MARCH 31,          SEPTEMBER 30,
                                                                             1996                 1995
                                                                         ------------         ------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                      (Unauduted)
CURRENT LIABILITIES
         Short-term borrowings                                           $  3,038,000         $  5,019,000
         Current portion of long-term debt                                    596,000              958,000
         Accounts payable                                                   1,303,000            1,629,000
         Accrued expenses and other current                                 2,206,000            2,839,000
                                                                         ------------         ------------
              Total current liabilities                                     7,143,000           10,445,000

LONG-TERM DEBT                                                                123,000              133,000

OTHER LIABILITIES                                                                --                 42,000
                                                                         ------------         ------------
              Total Liabilities                                             7,266,000           10,620,000

SHAREHOLDERS' EQUITY
         Preferred Stock, $.10 par value; authorized 5,000,000;
               none issued and outstanding                                       --                   --
         Common Stock, $.001 par value; authorized 40,000,000;
              issued and outstanding 15,500,000 and 14,010,121 at
              March 31, 1996 and September 30, 1995, respectively              17,000               14,000
         Additional paid-in capital                                        13,204,000            8,307,000
         Deficit                                                           (4,400,000)          (5,111,000)
                                                                         ------------         ------------
              Total shareholders' equity                                    8,821,000            3,210,000
                                                                         ------------         ------------

         TOTAL LIABILITIES AND EQUITY                                    $ 16,087,000         $ 13,830,000
                                                                         ============         ============






         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                           FOR THE THREE MONTHS
                                                                                 MARCH 31,
                                                                      1996                      1995
                                                                    ----------                ----------
OPERATING REVENUES                                                  24,017,000                16,741,000

DIRECT OPERATING EXPENSES                                           21,864,000                15,173,000

     Gross profit                                                    2,153,000                 1,568,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         1,669,000                 1,070,000

DEPRECIATION & AMORTIZATION                                            117,000                   100,000

     Income from operations                                            367,000                   398,000

OTHER INCOME (EXPENSE)
     Interest and other income                                           7,000                    62,000
     Interest expense                                                  (55,000)                  (86,000)
                                                                       (48,000)                  (24,000)

          Income before tax                                            319,000                   374,000

INCOME TAX EXPENSE                                                           0                   (35,000)

NET INCOME                                                             319,000                   339,000



NET INCOME PER COMMON SHARE                                               0.02                      0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                                      15,561,454                14,781,912

The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           FOR THE SIX MONTHS
                                                               MARCH 31,
                                                    ---------------------------------
                                                        1996                 1995
                                                    ------------         ------------
OPERATING REVENUES                                  $ 47,107,000         $ 32,627,000

DIRECT OPERATING EXPENSES                             42,780,000           29,568,000
                                                    ------------         ------------

         Gross profit                                  4,327,000            3,059,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           3,288,000            2,282,000

DEPRECIATION & AMORTIZATION                              256,000              206,000
                                                    ------------         ------------

         Income from operations                          783,000              571,000
                                                    ------------         ------------

OTHER INCOME (EXPENSE)
         Interest and other income                        75,000              157,000
         Interest expense                               (137,000)            (127,000)
         Other expense                                   (10,000)                --
                                                    ------------         ------------
                                                         (72,000)              30,000
                                                    ------------         ------------

              Income before tax                          711,000              601,000

INCOME TAX EXPENSE                                          --                (79,000)
                                                    ------------         ------------

NET INCOME                                          $    711,000         $    522,000
                                                    ============         ============



NET INCOME PER COMMON SHARE                         $       0.05         $       0.04
                                                    ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                        14,921,114           14,735,181
                                                    ============         ============


         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             FOR THE SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                         -------------------------------
                                                                             1996                1995
                                                                         -----------         -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                      $   711,000         $   522,000
                                                                         -----------         -----------
         Adjustments to reconcile net income to net
            cash used in operating activities:
            Deferred income taxes                                               --                79,000
            Depreciation and amortization                                    256,000             206,000
            Provision for doubtful accounts                                   86,000               4,000
            Amortization of rent deferral                                    (42,000)            (14,000)

         Changes in operating assets and liabilities:
            Increase in accounts receivable                                 (712,000)         (2,026,000)
            Increase in other assets                                         (46,000)           (828,000)
            (Decrease) increase in accounts payable,
              accrued expenses and other current liabilities                (959,000)            984,000
                                                                         -----------         -----------

                        Net cash used in operating activities               (706,000)         (1,073,000)
                                                                         -----------         -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of equipment and improvements                              (57,000)           (224,000)
         Acquisitions of businesses, net of cash acquired                       --            (1,673,000)
                                                                         -----------         -----------

                        Net cash used in investing activities                (57,000)         (1,897,000)
                                                                         -----------         -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
         (Payments) proceeds from borrowings on revolving
              line of credit - net                                           (93,000)            765,000
         (Payments) proceeds from long-term debt                            (372,000)             10,000
         (Payments) proceeds from subordinated bridge loan                (1,888,000)          1,803,000
         Proceeds (expenses) from issuance of common stock - net           4,498,000            (114,000)
         Proceeds from exercise of common stock options
              and warrants - net                                             402,000             625,000
                                                                         -----------         -----------

                        Net cash provided by financing activities          2,547,000           3,089,000
                                                                         -----------         -----------

         Net increase in cash                                              1,784,000             119,000

 CASH AT BEGINNING OF PERIOD                                                  20,000             178,000
                                                                         -----------         -----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 1,804,000         $   297,000
                                                                         ===========         ===========



 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid during the period for interest                        $   137,000         $    65,000
                                                                         ===========         ===========



The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)      ORGANIZATION AND BUSINESS:

         Digital Solutions, Inc. (the Company) was incorporated under the laws of the State of New Jersey on November 25, 1969. The Company, with its subsidiaries, provides a broad spectrum of human resource services including Professional Employee Organization (PEO) services, payroll processing, human resource administration and placement of temporary and permanent employees.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Basis of Presentation

         The consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on form 10-K. This financial information reflects, in the opinion of management, all adjustments to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

         Revenue Policy

         The Company recognizes revenue in connection with PEO business and its temporary placement service program, when the services have been provided. Revenues are recorded based on the Company's billings to customers, with the corresponding cost of providing those services reflected as direct operating expenses. Payroll services, commissions and other fees for administrative services are recognized as revenue as the related service is provided.

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

         Statements of Cash Flows

         For purposes of the statements of cash flows, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

(3)      COMMITMENTS AND CONTINGENCIES:

         On April 1, 1996 the Company renewed its workers compensation minimum premium agreement with a nationally recognized insurance carrier. In connection with this program, the insurance company develops reserve factors on each claim that may or may not materialize after the claim is fully investigated. Generally Accepted Accounting Principals require that all incurred, but not paid claims, as well as an estimate for claims incurred, but not reported (IBNR), be accrued on the balance sheet as a current liability, although a portion of the claims may not be paid in the following twelve (12) months. As of March 31, 1996 and September 30, 1995, this accrual amounted to $525,000 and $785,000, respectively. During the six months ended March 31, 1996 and 1995, the Company recognized approximately $541,000 and $200,000, respectively, as its share of premiums collected in excess of claims and fees paid and established reserves.

         The Company has increased its outstanding letters of credit and related restricted cash and cash equivalents to approximately $811,000 as of March 31, 1995. These letters of credit are required to collateralize unpaid claims in connection with the workers compensation insurance policy for unpaid claims and can only be drawn upon by the beneficiary if the Company does not perform according to the terms of the related agreement.

(4)      SHAREHOLDERS' EQUITY:

         During the second quarter of fiscal 1996, the Company completed a $3,500,000 private equity financing. The private equity financing resulted in the issuance of approximately 1,556,000 shares of the Company's common stock at $2.25 per share.

(5)      SUBSEQUENT EVENTS:

         On April 4, 1996, notes due from officers amounting to $709,000, including accrued interest, were settled through remittance of 123,286 shares of the Company's common stock back to the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's operating revenues for the three months ended March 31, 1996 and 1995 were $24,017,000 and $16,741,000, respectively, which represents an increase of $7,276,000 or 43%. For the six months ended March 31, 1996 and 1995, the Company's operating revenues were $47,107,000 and $ 32,627,000, respectively, which represents an increase of $14,480,000 or 44%. This increase is attributable to continued efforts of the sales force to obtain new business ($10,000,000) and the full quarter revenue effect of a May 1, 1995 acquisition ($4,500,000).

         Direct operating expenses, as a percentage of sales, were 91% and 94% for the three months ended March 31, 1996 and 1995, respectively, reflecting improved costs in the worker's compensation program and in administrative fees. For the six months ended March 31, 1996 and 1995, direct operating expenses, as a percentage of sales, were 91%.

         Selling, general and administrative expenses, for the three months ended March 31, 1996 and 1995, were $1,669,000 and $1,070,000, respectively, or an increase of 56% reflecting primarily the increase in sales expenses due to the Company's commitment to increase revenues through its own sales force to complement the growth through the acquisition of other companies. For the six months ended March 31, 1996 and 1995, selling, general and administrative expenses were $3,288,000 and $2,282,000, respectively, representing an increase of 44%.

         Interest expense for the three months ended March 31, 1996 and 1995 was $55,000 and $86,000, respectively, reflecting the payment of the bridge note during the quarter. For the six months ended March 31, 1996 and 1995, interest expense was $137,000 and $127,000, respectively.

         Net income for the three months ended March 31, 1996 and 1995 was $319,000 and $339,000, respectively, and $711,000 and $522,000 for the six months ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

         The Company's working capital at March 31, 1996 was $2,239,000 or a ratio of 1.33 to one versus a negative working capital of $2,603,000 or .74 to one at December 31, 1995. This improvement reflects the Company's successful Private Placement offering of $3,500,000 in the second quarter as well as approximately $300,000 raised in capital through the exercise of stock options and warrants.

         Total liabilities of the Company decreased by $3,354,000 or 32% during the six months ended March 31, 1996, including the payment of $1,888,000 in outstanding bridge notes to private investors.

         The Company has increased its private offering by an additional 600,000 shares of common stock. The Company has agreed to pay broker fees of 8% and non-accountable expense reimbursements of 1% of the money raised. The Company will use the proceeds of this offering for working capital.

         The Company had a net loss for the fiscal year ended September 30, 1995 of $3,316,000 and shareholders equity of $3,210,000. The Company has reported a net profit for the six months ended March 31, 1996 of $711,000 and shareholders equity of $8,821,000.

         As of March 31, 1996, the Company is in compliance with all of its covenants with its bank accounts receivable line. The line matured on January 31, 1996 and the Company has been granted an extension of the line through August 31, 1996. Any previous non-compliance with any covenant has been waived by the bank.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings

         In October 1995, the Company entered into a note and finance agreement with LNB Investment Corporation ("LNB") providing for the loan to the Company of up to $3,000,000. The loan was for a term of 15 months and was to be secured by shares of the Company's common stock having a market value of no less than four times the outstanding balance of the loan. LNB agreed not to sell or otherwise liquidate the shares unless the Company were to default under the loan agreement and failed to cure such default after notice. A total of 7,500,000 shares to be pledged as collateral were registered under a registration statement filed under the Securities Act of 1933, as amended.

         The Company issued 1,783,334 shares (the "Shares") in the name of LNB and delivered the Shares to a depository to secure the first portion of the loan of $1,000,000.

         In January, 1996, the Company determined that the Shares the Company pledged as collateral had been transferred and sold in violation of the loan and finance agreement. Through the efforts of the Company, the Company recovered 1,258,334 Shares.

         In March 1996, the Company commenced an action against LNB, Donaldson, Lufkin & Jenrette Securities Corporation and other individuals to recover damages on account of the wrongful sale of the Company's common stock. The Company seeks to recover 525,000 shares which were not returned and damages against all of the defendants. The Company is engaged in preliminary discovery and the defendants have not as yet answered the complaint.

Item 3.           Exhibits and Reports on Forms 8-K.

                  (a)      Exhibits

                  (b)      Reports on Form 8-K

Item 5.  Other Information

         On January 19, 1996, the Company reported the misappropriation of shares of the Company's common stock which were pledged as collateral for a loan.

         During the second quarter of fiscal 1996, the Company completed a $3,500,000 private equity financing. The private equity financing resulted in the issuance of approximately 1,556,000 shares of the Company's common stock at $2.25 per share.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DIGITAL SOLUTIONS, INC.
                                                     (Registrant)

                                                      /s/ George J. Eklund
                                                     -----------------------
                                                     George J. Eklund
                                                     Chief Executive Officer

                                                     /s/ Kenneth P. Brice
                                                     -----------------------
                                                     Kenneth P. Brice
                                                     Chief Financial Officer

Date:  April 30, 1996

                     EXHIBIT INDEX


       Exhibit No.                     Description
       ----------                      -----------

           27                  Financial Data Schedule