Form 10-Q/A
period 1996-03-31
DIGITAL SOLUTIONS INC
filed 1996-07-02
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ---------------------
                                    FORM 10-Q/A
                                   Amendment No. 1

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

                                    FORM 10-Q

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                                 March 31, 1996


                                      INDEX

                                                                            Page
                                                                            ----
                                                                            No.
                                                                            ---
Part I - Financial Information

Consolidated Balance Sheets
         March 31, 1996 (Unaudited) and
         September 30, 1995                                                   3

Consolidated Statements of
         Income for the three months ended
         March 31, 1996  and 1995 (Unaudited)                                 5

Consolidated Statements of
         Income for the six months ended
         March 31, 1996  and 1995 (Unaudited)                                 6

Consolidated Statements of Cash Flows for the
         six months ended March 31, 1996
         and 1995 (Unaudited)                                                 7


Notes to Consolidated Financial Statements
         (Unaudited)                                                          8

Management's discussion and analysis of
         financial condition and results of operations                       11


Part II - Other Information

Item 3.           Exhibits and Reports on Form 8-K                           13

Signatures                                                                   14

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                           MARCH 31,          SEPTEMBER 30,
                                                                             1996                 1995
                                                                         ------------         ------------
ASSETS                                                                   (Unauduted)
CURRENT ASSETS
         Cash                                                            $  1,804,000         $     20,000
         Accounts receivable, net of allowance for doubtful
             accounts of $236,000 and $150,000 at March 31,
             1996 and September 30, 1995, respectively                      5,555,000            4,929,000
         Notes due from officers                                              823,000              698,000
         Deferred tax assets                                                  300,000              300,000
         Other current assets                                                 470,000              549,000
                                                                         ------------         ------------
              Total current assets                                          8,952,000            6,496,000

EQUIPMENT AND IMPROVEMENTS

         Equipment                                                          2,751,000            2,619,000
         Leasehold improvements                                               177,000              252,000
                                                                         ------------         ------------
                                                                            2,928,000            2,871,000

         Accumulated depreciation and amortization                          2,125,000            2,054,000
                                                                         ------------         -----------
                                                                              803,000              817,000

DEFERRED TAX ASSETS, net of current portion                                   460,000              460,000

GOODWILL, net of amortization                                               4,928,000            5,050,000

OTHER ASSETS                                                                  944,000            1,007,000
                                                                         ------------         ------------
              TOTAL ASSETS                                               $ 16,087,000         $ 13,830,000
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

                                                     DIGITAL SOLUTIONS, INC.
                                                     (Registrant)

                                                      /s/ George J. Eklund
                                                     -----------------------
                                                     George J. Eklund
                                                     Chief Executive Officer

                                                     /s/ Kenneth P. Brice
                                                     -----------------------
                                                     Kenneth P. Brice
                                                     Chief Financial Officer
Date: July 2, 1996