Form 10-Q
period 1996-06-30
DIGITAL SOLUTIONS INC
filed 1996-08-14
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q



/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996

                                       OR



/   /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

________________________________________________________________________________
             Former name, former address and former fiscal year, if
                           changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X                No
                              ---                  ---
18,761,166 shares of Common Stock, par value $.001 per share, were outstanding as of August 8, 1996.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                  June 30, 1996


                                Table of Contents

                                                                     Page No.
                                                                     --------
Part I - Financial Information

Item 1.    Consolidated Balance Sheets as of
           June 30, 1996 (Unaudited) and
           September 30, 1995                                           3

           Consolidated Statements of
           Income for the three months ended
           June 30, 1996 and 1995 (Unaudited)                           5

           Consolidated Statements of
           Income for the nine months ended
           June 30, 1996 and 1995 (Unaudited)                           6

           Consolidated Statements of Cash Flows for the
           nine months ended June 30, 1996 and 1995
           (Unaudited)                                                  7

           Notes to Consolidated Financial Statements
           (Unaudited)                                                  8

Item 2.    Management's discussion and analysis of
           financial condition and results of operations               11


Part II - Other Information

Item 1.    Legal Proceedings                                           13

Item 5.    Other Information                                           13

Item 6.    Exhibits and Reports on Form 8-K                            14

Signatures                                                             15

           Exhibit 27 - Financial Data Schedule

                                     2 of 15

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                       JUNE 30,           SEPTEMBER 30,
                                                                         1996                 1995
                                                                      -----------         -------------
ASSETS                                                                (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents, including restricted cash
         equivalents of $1,145,000 at June 30, 1996 (Note 3)          $ 2,227,000          $    20,000
    Accounts receivable, net of allowance for doubtful
         accounts of $227,000 and $150,000 at June 30,
         1996 and September 30, 1995, respectively                      6,123,000            4,929,000
    Notes due from officers (Note 4)                                      123,000              698,000
    Deferred tax asset                                                    300,000              300,000
    Other current assets                                                  406,000              549,000
                                                                      -----------          -----------
         Total current assets                                           9,179,000            6,496,000

EQUIPMENT AND IMPROVEMENTS

    Equipment                                                           2,803,000            2,619,000
    Leasehold improvements                                                177,000              252,000
                                                                      -----------          -----------
                                                                        2,980,000            2,871,000

    Accumulated depreciation and amortization                           2,152,000            2,054,000
                                                                      -----------          -----------
                                                                          828,000              817,000

DEFERRED TAX ASSET, net of current portion                                460,000              460,000

GOODWILL, net of amortization                                           4,875,000            5,050,000

OTHER ASSETS                                                              813,000            1,007,000
                                                                      -----------          -----------

    TOTAL ASSETS                                                      $16,155,000          $13,830,000
                                                                      ===========          ===========


         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                             JUNE 30,             SEPTEMBER 30,
                                                                              1996                    1995
                                                                           ------------           -------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                        (Unaudited)

CURRENT LIABILITIES
    Short-term borrowings                                                  $  2,507,000           $  5,019,000
    Current portion of long-term debt                                            45,000                958,000
    Accounts payable                                                          1,166,000              1,629,000
    Accrued expenses and other current liabilities(Note 3)                    2,095,000              2,839,000
                                                                           ------------           ------------
         Total current liabilities                                            5,813,000             10,445,000

LONG-TERM DEBT                                                                  149,000                133,000

OTHER LIABILITIES                                                               --                      42,000
                                                                           ------------           ------------
         Total Liabilities                                                    5,962,000             10,620,000

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
    Preferred Stock, $.10 par value; authorized 5,000,000 shares;
          none issued and outstanding                                           --                     --
    Common Stock, $.001 par value; authorized 40,000,000 shares;
         issued and outstanding 18,465,394 and 14,010,121 at
         June 30, 1996 and September 30, 1995, respectively                      18,000                 14,000
    Additional paid-in capital                                               14,415,000              8,307,000
    Accumulated deficit                                                      (4,240,000)            (5,111,000)
                                                                           ------------           ------------
         Total shareholders' equity                                          10,193,000              3,210,000
                                                                           ------------           ------------

    TOTAL LIABILITIES AND EQUITY                                           $ 16,155,000           $ 13,830,000
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

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)





                                                          FOR THE THREE MONTHS ENDED
                                                                   JUNE 30,
                                                      -----------------------------------
                                                         1996                    1995
                                                      ------------           ------------


OPERATING REVENUES                                    $ 26,791,000           $ 19,841,000

DIRECT OPERATING EXPENSES                               24,474,000             18,141,000
                                                      ------------           ------------

    Gross profit                                         2,317,000              1,700,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             1,907,000              1,414,000

DEPRECIATION AND AMORTIZATION                              208,000                133,000
                                                      ------------           ------------

    Income from operations                                 202,000                153,000
                                                      ------------           ------------

OTHER INCOME (EXPENSE)
    Interest and other income                               75,000                 32,000
    Interest expense                                      (116,000)              (100,000)
                                                      ------------           ------------
                                                           (41,000)               (68,000)
                                                      ------------           ------------

    Income before tax                                      161,000                 85,000

INCOME TAX (EXPENSE) BENEFIT                                (1,000)                61,000
                                                      ------------           ------------

NET INCOME                                            $    160,000           $    146,000
                                                      ============           ============



NET INCOME PER COMMON SHARE                           $       0.01           $       0.01
                                                      ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                          19,167,152             14,619,580
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

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)





                                                            FOR THE NINE MONTHS ENDED
                                                                    JUNE 30,
                                                      -----------------------------------
                                                          1996                   1995
                                                      ------------           ------------


OPERATING REVENUES                                    $ 73,898,000           $ 52,468,000

DIRECT OPERATING EXPENSES                               67,254,000             47,709,000
                                                      ------------           ------------

    Gross profit                                         6,644,000              4,759,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             5,195,000              3,696,000

DEPRECIATION AND AMORTIZATION                              464,000                339,000
                                                      ------------           ------------

    Income from operations                                 985,000                724,000
                                                      ------------           ------------

OTHER INCOME (EXPENSE)
    Interest and other income                              150,000                189,000
    Interest expense                                      (253,000)              (227,000)
    Other expense                                          (10,000)                    --
                                                      ------------           ------------
                                                          (113,000)               (38,000)
                                                      ------------           ------------

    Income before tax                                      872,000                686,000

INCOME TAX EXPENSE                                          (1,000)               (18,000)
                                                      ------------           ------------

NET INCOME                                            $    871,000           $    668,000
                                                      ============           ============



NET INCOME PER COMMON SHARE                           $       0.05           $       0.05
                                                      ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                          16,336,460             14,729,275
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

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                       FOR THE NINE MONTHS ENDED
                                                                                JUNE 30,
                                                                    -------------------------------
                                                                       1996                1995
                                                                    -----------         -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $   871,000         $   668,000
                                                                    -----------         -----------
    Adjustments to reconcile net income to net
       cash used in operating
       activities:
       Deferred income taxes                                             --                  18,000
       Depreciation and amortization                                    464,000             339,000
       Provision for doubtful accounts                                   98,000              24,000
       Amortization of rent deferral                                    (42,000)            (21,000)

    Changes in operating assets and liabilities:
       Accounts receivable                                           (1,289,000)         (3,466,000)
       Other current assets                                             143,000          (1,158,000)
       Notes due from officers                                         (134,000)           (542,000)
       Accounts payable, accrued expenses and
         other current liabilities                                   (1,177,000)          2,305,000
                                                                    -----------         -----------

                   Net cash used in operating activities             (1,066,000)         (1,833,000)
                                                                    -----------         -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment and improvements                              (99,000)           (411,000)
    Acquisitions of businesses, net of cash acquired                     --              (2,229,000)
                                                                    -----------         -----------

                   Net cash used in investing activities                (99,000)         (2,640,000)
                                                                    -----------         -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
    (Repayments) proceeds from borrowings on revolving
         line of credit - net                                          (625,000)          2,120,000
    Repayments of long-term debt                                       (907,000)                 --
    (Repayments) proceeds from subordinated bridge loan              (1,887,000)          1,887,000
    Proceeds from issuance of common stock and
         exercise of common stock options and warrants - net          6,791,000             573,000
                                                                    -----------         -----------

                   Net cash provided by financing activities          3,372,000           4,580,000
                                                                    -----------         -----------

    Net increase in cash and cash equivalents                         2,207,000             107,000

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        20,000             178,000
                                                                    -----------         -----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 2,227,000         $   285,000
                                                                    ===========         ===========


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                        $   253,000         $   125,000
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

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



(1)      ORGANIZATION AND BUSINESS

          Digital Solutions, Inc. (the Company) was incorporated under the laws of the State of New Jersey on November 25, 1969. The Company, with its subsidiaries, provides a broad spectrum of human resource services including Professional Employer Organization (PEO) services, payroll processing, human resource administration and placement of temporary and permanent employees.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

         The accompanying consolidated financial statements include those of DSI, a New Jersey Corporation and its wholly-owned subsidiaries; DSI Contract Staffing, DSI Staff ConnXions, Staff ConnXions - Northeast, Inc., Digital Insurance Services, Inc., DSI Staff ConnXions of Mississippi, DSI Staff ConnXions - Southwest, MLB Medical Staffing, Inc., Ram Technical Services, Inc. and DSI Staff Rx, Inc. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.


                                    8 of 15

         Revenue Policy

         The Company recognizes revenue in connection with its PEO business and its temporary placement service program when the services have been provided. Revenues are recorded based on the Company's billings to customers, with the corresponding cost of providing those services reflected as direct operating expenses. Payroll services, commissions and other fees for administrative services are recognized as revenue as the related service is provided.

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

         Earnings Per Common Share

         Earnings per common share are based upon the weighted average number of shares outstanding as well as the dilutive effect of stock options and warrants. The dilutive effect of stock options and warrants was to increase the weghted average number of shares outstanding by approximately 2,000,000 shares for the quarter ended June 30, 1996.

         Statements of Cash Flows

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(3)  COMMITMENTS AND CONTINGENCIES

         In connection with the Company's workers compensation insurance policy, the insurance company develops reserve factors on each claim that may or may not materialize after the claim is fully investigated. Generally Accepted Accounting Principals require that all incurred, but not paid claims, as well as an estimate for claims incurred, but not reported
         (IBNR), be accrued on the balance sheet as a current liability, although a portion of the claims may not be paid in the following 12 months. As of June 30, 1996 and September 30, 1995, this accrual


                                    9 of 15
         amounted to $512,000 and $785,000, respectively. During the nine months ended June 30, 1996 and 1995, the Company recognized approximately $1,018,000 and $397,000, respectively, as its share of premiums collected in excess of claims and fees paid and established reserves.

         The Company has outstanding letters of credit amounting to $1,600,000 as of June 30, 1996. The letters of credit are required to collateralize unpaid claims in connection with the workers compensation insurance policy and can only be drawn upon by the beneficiary if the Company does not perform according to the terms of the related agreement. In conjunction with the letters of credit, the Company is required to maintain compensating cash and cash equivalent balances amounting to $1,145,000.

         During the third quarter of fiscal 1996, the Company favorably resolved a claim for which it had previously established a reserve. Accordingly, the reserve, amounting to $280,000, was reversed and included as a reduction of selling, general and administrative expenses for the three months ended June 30, 1996. For the nine months ended June 30, 1996, the Company has reversed previously established reserves amounting to $515,000 due to the favorable resolution of claims.

(4)  SHAREHOLDERS' EQUITY

         During the third quarter of fiscal 1996, the Company completed a $1,200,000 private equity financing. The private equity financing consisted of the issuance of 300,000 shares of the Company's common stock at $4.00 per share.

         On April 4, 1996, notes due from officers amounting to $709,000, including accrued interest, were settled through the remittance of 123,286 shares of the Company's common stock back to the Company. The exchange was based on the fair market value of the shares on the date of the transaction, calculated using the closing stock price of $5.75 per share.


                                    10 of 15

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company's operating revenues for the three months ended June 30, 1996 and 1995 were $26,791,000 and $19,841,000, respectively, which represents an increase of $6,950,000 or 35%. For the nine months ended June 30, 1996 and 1995, the Company's operating revenues were $73,898,000 and $ 52,468,000, respectively, which represents an increase of $21,430,000 or 41%. This increase is attributable to continued efforts of the sales force to obtain new business which accounted for $11,507,000 of the increase and the effect of a May 1, 1995 acquisition which accounted for $9,923,000 of the increase.

         Direct operating expenses, as a percentage of sales, were 91% for the three months ended June 30, 1996 and 1995 and for the nine months ended June 30, 1996 and 1995.

         Selling, general and administrative expenses for the three months ended June 30, 1996 and 1995 were $1,907,000 and $1,414,000, respectively, representing an increase of 35%. This increase is net of $280,000 of income representing the reversal of a previously established reserve for a claim which has been favorably resolved. The overall increase in selling, general and administrative expenses is primarily due to increased sales expenses resulting from the Company's commitment to increase revenues through its own sales force to complement the growth resulting from the acquisition of other companies. For the nine months ended June 30, 1996 and 1995, selling, general and administrative expenses were $5,195,000 and $3,696,000, respectively, representing an increase of 41%. This increase is net of $515,000 of income representing the reversal of previously established reserves for claims which have been favorably resolved.

         Interest expense for the three months ended June 30, 1996 and 1995 was $116,000 and $100,000, respectively. For the nine months ended June 30, 1996 and 1995, interest expense was $253,000 and $227,000, respectively.

         Net income for the three months ended June 30, 1996 and 1995 was $160,000 and $146,000, respectively, and $871,000 and $668,000 for the nine months ended June 30, 1996 and 1995, respectively.


                                    11 of 15

Liquidity and Capital Resources

         The Company's working capital as of June 30, 1996 amounted to $3,366,000 or a ratio of 1.58 to one versus working capital of $1,809,000 or
1.25 to one at March 31, 1996 and a working capital deficiency of $3,949,000 or .62 to one at September 30, 1995. This improvement reflects the Company's successful $1,200,000 private placement offering of common stock in the third quarter and total net proceeds from common stock and common stock options and warrants of $6,791,000 for the nine months ended June 30, 1996.

         Total liabilities decreased by $4,658,000 or 44% during the nine months ended June 30, 1996, including the payment of $1,887,000 in outstanding bridge notes to private investors.

         The Company had a net loss for the fiscal year ended September 30, 1995 of $3,316,000 and shareholders equity of $3,210,000. The Company has reported a net income for the nine months ended June 30, 1996 of $871,000 and shareholders' equity of $10,193,000.

         As of June 30, 1996, the Company was in compliance with all covenants under its revolving line of credit facility. The line matured on January 31, 1996, however, the Company has been granted an extension of the line through August 31, 1996. Prior to August 31, 1996, the Company fully expects to renew the line or to be granted a further extension. In the event that this does not occur, the Company will pursue other financing alternatives.


                                    12 of 15

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

In October 1995, the Company entered into a note and finance agreement with LNB Investment Corporation (LNB) providing for the loan to the Company of up to $3,000,000. The loan was for a term of 15 months and was to be secured by shares of the Company's common stock having a market value of no less than four times the outstanding balance of the loan. LNB agreed not to sell or otherwise liquidate the shares unless the Company were to default under the loan agreement and failed to cure such default after notice. A total of 7,500,000 shares to be pledged as collateral were registered under a registration statement filed under the Securities Act of 1933, as amended.

The Company issued 1,783,334 shares (the Shares) in the name of LNB and delivered the Shares to a depository to secure the first portion of the loan of $1,000,000.

In January 1996, the Company determined that the Shares pledged as collateral had been transferred and sold in violation of the loan and finance agreement. Through the efforts of the Company, 1,258,334 Shares were recovered.

In March 1996, the Company commenced action against LNB, Donaldson, Lufkin & Jenrette Securities Corporation and other individuals to recover damages on account of the wrongful sale of the Company's common stock. The Company seeks to recover 525,000 shares which were not returned and damages against all of the defendants. The Company is engaged in preliminary discovery and the defendants have not yet answered the complaint.

Item 5.  Other information

During the third quarter of fiscal 1996, the Company completed a $1,200,000 private equity financing under regulation D. The private equity financing consisted of the issuance of 300,000 shares of the Company's common stock at $4.00 per share. Net proceeds amounted to $1,092,000, after commissions to various selling agents who assisted with the private placement. In addition to the commissions paid amounting to $108,000, the selling agents also received a total of 30,000 common stock warrants which can each be used to purchase one share of the Company's common stock at a price yet to be determined.


                                    13 of 15

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits - None

(b)     Reports on Form 8-K

On April 4, 1996, the Company filed a Form 8-K to report under Item 5 that it had completed a $3,500,000 private equity financing.


                                    14 of 15

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 DIGITAL SOLUTIONS, INC.
                                                 (Registrant)



                                                  /s/ George J. Eklund
                                                 ---------------------
                                                 George J. Eklund
                                                 Chief Executive Officer


                                                 /s/ Kenneth P. Brice
                                                 --------------------
                                                 Kenneth P. Brice
                                                 Chief Financial Officer

Date:  August 8, 1996

                                    15 of 15

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule