Form 10-K
period 1996-09-30
DIGITAL SOLUTIONS INC
filed 1997-01-13
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 ON 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        FOR THE TRANSITION PERIOD FROM TO

                           COMMISSION FILE NO. 0-18492

                             DIGITAL SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                 NEW JERSEY                               22-1899798
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification No.)
4041 HADLEY ROAD SOUTH PLAINFIELD NEW JERSEY                07080
  (Address of principal executive offices)                (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (908) 561-1200


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                          NAME OF EACH EXCHANGE ON
  TITLE OF EACH CLASS                         WHICH REGISTERED

           NONE

                            [Cover Page 1 of 2 Pages]

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of class)
                             ----------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
                             -----------------------

         On January 13, 1997, the aggregate market value of the voting stock of Digital Solutions, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $58,852,000 based upon the average bid and asked price for such Common Stock on said date as reported by Nasdaq. On such date, there were issued and outstanding 19,074,669 shares of Common Stock of the Registrant.
                             -----------------------


                       DOCUMENTS INCORPORATED BY REFERENCE

             Proxy Statement for 1997 Annual Meeting of Shareholders



                            [Cover Page 2 of 2 Pages]

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Digital Solutions, Inc. ("DSI" or "the Company"), was founded in 1969 as a payroll service company and has evolved into a leading provider of human resource management services to a wide variety of industries in 40 states.

         DSI currently offers three general categories of services: (1) professional employer organization ("PEO") services, (2) employer administrative services, such as payroll processing, personnel and administration, benefits administration and tax filing; and, (3) contract staffing, or the placement of temporary and permanent employees. DSI currently furnishes PEO, payroll and contract staffing services to over 1,300 client organizations with approximately 5,100 worksite PEO and staffing employees, and believes that it currently ranks, in terms of revenues and worksite employee base, as one of the largest professional employer organizations in the United States. In addition, DSI places temporary help in hospitals and clinics throughout the United States through its Houston, Texas and Clearwater, Florida offices. The Company has three regional offices in South Plainfield, New Jersey; Houston, Texas; and Clearwater, Florida and six sales service centers in New York, New York; Ridgedale, Mississippi; El Paso and Houston, Texas; Clearwater, Florida; and South Plainfield, New Jersey.

         Essentially, the Company provides services that function as the personnel department for small to medium sized companies. The Company believes that by offering services which relieve small and medium size businesses of the ever increasing burden of employee related record keeping, payroll processing, benefits administration, employment of temporary and permanent specialized employees and other human resource functions, the Company will position itself to take advantage of a major growth opportunity during this decade and the next.

         Recognizing the desire by many small businesses to be relieved not only of the human resource administrative functions, but also of the responsibility to manage employees and oversee operational tasks ancillary to their core business, the Company has formulated a strategy of emphasizing PEO and "outsourcing" services. In PEO, a service provider becomes an employer of the client company's employees and provides these employees to the client to perform their intended functions at the worksite. In outsourcing, the service provider is not only responsible for human resource administration but also assumes ultimate responsibility for management of the employees and their job functions. For example, a provider of outsourcing services could be engaged by a hospital or clinic to manage the maintenance and operation of the facility. The medical staff would still be responsible for the medical functions but the physical plant would be managed by the provider.

         DSI is focusing its future growth on the PEO and outsourcing industry. The Company's expansion program will focus on internal growth through the cross marketing of its PEO services to its entire client base and the acquisition of compatible businesses strategically situated in new areas or with a client base serviceable from existing facilities.

         DSI is now committed to focusing on the PEO and outsourcing industry for its future growth and to convert Staff-Rx, the Company's medical contract staffing subsidiary, into more than a staffing business by focusing on PEO, outsourcing and facilities management. While DSI will continue to sell stand-alone employer services, such as payroll and tax filing, it will emphasize the PEO component of its service offerings with a goal of becoming the leading provider of PEO services in the United States. A major component of the Company's growth strategy is the acquisition of well situated independent PEO companies whose business can be integrated into the Companies operations. However, there can be no assurance any such acquisition will be consummated by the Company.

         Digital Solutions, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains executive offices at 4041 Hadley Road, South Plainfield, New Jersey 07080 where its telephone number is (908) 561-1200.


GENERAL BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR


BANK CREDIT LINE

         In February, 1995, the Company renewed its one year revolving credit line agreement with Summit Bank ("Summit"). The renewed line provides credit to the Company at the lesser of $3,500,000 or 70% of accounts receivable balances under 60 days. Interest on the loan is two and one-half percent over the bank's floating base rate payable monthly. The Company utilizes the proceeds to fund general working capital. The loan is collateralized by all of the Company's receivables and contains certain covenants which require the Company to maintain certain ratios on interest coverage, current ratio, total tangible capital funds and total non-subordinated liabilities to tangible net worth plus subordinated debt. The loan was not renewed in January 1996 and the Company has been negotiating with prospective lenders for a new line of credit. Summit has extended the loan periodically during the negotiations with new lenders and the last extension expired December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RECENT FINANCINGS

PRIVATE PLACEMENT

         The Company offered and sold, in a private placement to "accredited investors", 2,293,929 Shares, at prices ranging from $1.20 to 4.00 per Share, for aggregate gross proceeds of approximately $5,100,000 during the period commencing November 1995 to June 15, 1996 (the "November 1995 Offering"). The Company paid selling commissions of 8% of the purchase price of the Shares sold in the November 1995 Offering and issued Selling Agent Warrants equal to 10% of the Shares sold by all selling agents authorized to accept such commissions. The Company issued

252,013 Selling Agent Warrants in the November 1995 Offering, of which 100,000 Selling Agent Warrants were issued to an investor purchasing 600,000 Shares in the November 1995 Offering. In addition, the Company paid the selling agents a nonaccountable expense allowance of 1% of the aggregate offering price of the Shares sold by such selling agent.

SERVICES

PROFESSIONAL EMPLOYER ORGANIZATION (PEO)

         The Company's core business, and the area management intends to promote, is its PEO services. When a client utilizes the Company's PEO services, the client administratively transfers all or some of its employees to DSI which then provides them to the client. DSI thereby becomes the recognized legal co-employer and is responsible for all human resource functions, including payroll, benefits administration, tax reporting and personnel record keeping. The client still manages the employees and determines salary and duties in the same fashion as any employer. However, the client is relieved of reporting and tax filing requirements and other administrative tasks. Moreover, because of economies of scale, DSI is able to negotiate favorable terms on workers' compensation insurance, health benefits, retirement programs, and other valuable services. The client company benefits because it can now offer its employees the same or similar benefits as its larger competitors, and successfully compete in recruiting highly qualified personnel, as well as build the morale and loyalty of its staff.

         The benefits DSI can offer include:

         COMPREHENSIVE MAJOR MEDICAL PLANS -- DSI believes that medical insurance costs have forced small employers to reduce coverage provided to its employees and to increase employee contributions. DSI is able to leverage its large employee base and allow their clients to offer a variety of health coverage plans from traditional indemnity plans to Health Maintenance Organizations (HMO) or Preferred Provider Organizations (PPO).

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

         401(K) RETIREMENT PLANS -- DSI believes that most small groups are not provided with any significant retirement benefits due to the administrative and regulatory requirements associated with the establishment and maintenance of retirement plans. DSI enables small business owners to offer their employees retirement programs comparable to those of major corporations. Such plans can be used to increase morale, productivity and promote employee loyalty.

         CREDIT UNION -- An opportunity for employees to borrow money at lower interest than offered at most banks.

         PAYROLL SERVICES -- Although ancillary to the PEO services, clients no longer incur the expense of payroll processing either through in-house staff or outside service. DSI's PEO services include all payroll and payroll tax processing.

         UNEMPLOYMENT COMPENSATION COST CONTROL -- DSI provides an unemployment compensation cost control program to aggressively manage unemployment claims.

         HUMAN RESOURCES MANAGEMENT SERVICES -- DSI can provide clients with expertise in areas such as personnel policies and procedures, hiring and firing, training, compensation and performance evaluation.

         WORKERS COMPENSATION PROGRAM -- DSI has a national workers compensation policy which can provide DSI with a significant advantage in marketing its services, particularly in jurisdictions where workers compensation policies are difficult to obtain at reasonable costs. DSI also provides its clients with independent safety analysis and risk management services to reduce worker's injuries and claims.

         By relieving client companies of personnel administrative tasks, the client is able to focus on its core business. The client is also able to offer a broader benefits package for its employees, a competitive rate in workers' compensation insurance, and savings in time and paperwork previously required in connection with personnel administration.

PAYROLL SERVICES

         DSI was established as a payroll service firm in 1969, and continues to provide basic payroll services to its clients. Historically, DSI provided these services primarily to the construction industry and currently 60% of the Company's approximately 1,000 payroll service clients are in the construction industry. DSI offers most, if not all, of what other payroll services provide, including the preparation of checks, government reports, W-2's (including magnetic tape filings), remote processing (via modem) directly to the clients offices, and service.

         In addition, DSI offers a wide array of tax reporting services including accrual of tax summaries, timely deposit of taxes, impounding of tax refunds, filing of returns, distribution of quarterly and year-end statements and responding to agency inquiries.

CONTRACT STAFFING SERVICES

         DSI's staffing subsidiaries have, in the aggregate, more than 26 years of experience in placing permanent and temporary employees with specialized skills and talents with regional, national and international employers. Contract Staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements. DSI works in two specific markets where it places people on a temporary long term assignment, or on a permanent basis: (1) technical employees such as engineers, information systems specialists and project managers primarily with Fortune 100 companies for specific projects, and, (2) radiologists, therapists, nurses, doctors with hospitals, clinics and therapy centers throughout approximately 40 states. Clients whose staff requirements vary depending on the level of current projects or business are able to secure the services of highly qualified individuals on an interim basis.

         DSI's staffing services provide clients with the ability to "rightsize"; that is, expand or reduce its workforce in response to changing business conditions. DSI provides numerous benefits to the client, such as saving the costs of salary and benefits of a permanent employee whose services are not needed throughout the year. The client also avoids the costs, uncertainty and delays associated with searches for qualified interim employees. The Company also provides insurance bonding where necessary and assumes all responsibility for payroll tax filing and reporting functions, thereby saving the client administrative responsibility for all payroll, workers' compensation, unemployment and medical benefits.

         DSI also increases the pool of qualified applicants for the client since contract staffing employees have access to a wide array of benefits such as health and life insurance, Section 125 premium conversion plans, and 401(k) retirement plans. These benefits provide interim employees with the motivation of full-time workers without additional benefit costs to the client. A client is also able to temporarily rehire a retired employee for short-term or specialized projects without jeopardizing their pension plan.

ACQUISITION STRATEGY

         A key component of the Company's growth strategy has been, and will continue to be, the acquisition of compatible businesses to expand its operations and customer base. Currently, the human resource service industry includes numerous small companies seeking to develop services, operations and customer base similar to those developed by the Company. The Company has actively acquired companies in the human resource industry during the last four years. However, with the business and strategy of the Company further developed, acquisitions in the future will be concentrated in the PEO and outsourcing business. The Company believes that with a limited number of key acquisitions of regional PEO companies who possess a strong customer base and regional reputation, the Company will be able to grow into an industry leader, in not only revenue size, but in scope of services offered.

         A prospective acquisition candidate may be either a public or private company, but will be required to meet certain financial criteria and growth potential established by the Company. The Company evaluates acquisition candidates by analyzing the company's management, operations and customer base, which must complement or expand the Company's operations; financial stability, including the company's profitability and cash flow. The Company's long term plan is to expand sales and income potential by achieving economies of scale as it expands and regionalizes its revenue base. However, there can be no assurance that the Company will be able to successfully identify, acquire and integrate into the Company operations, compatible PEO companies.

CUSTOMERS

         The Company's customer base consists of over 1,300 client companies, representing approximately 29,000 employees (including payroll services) as of September 30, 1996. The Company's client base is broadly distributed throughout a wide variety of industries; however, approximately 60% of the customers in the payroll processing area are in the construction industry and substantially all of Staff-RX customers are in the healthcare industry.

         The Company intends to maintain diversity within its client base to lower its exposure to downturns or volatility in any particular industry and help insulate the Company to some extent from general economic cycles. All prospective customers are also evaluated individually on the basis of workers' compensation risk, group medical history, unemployment history and operating stability.

SALES AND MARKETING

         The Company has established sales teams in all of its locations.

         Sales personnel offer a full array of DSI services, professional employment, payroll and contract staffing, which supports the cross-marketing of DSI's products and enables the sales representative to employ a professional consultative approach to satisfying clients needs rather than forcing a single solution.

         All sales personnel have quotas and are held accountable on a weekly basis with a sales meeting held in each location where the activity for the week is discussed.

         The Company has also implemented several focused marketing activities to increase sales opportunities. DSI has been licensed by the various state Boards of Accountancy to hold continuing professional education seminars for CPAs. In addition, the Company has become an active participant in many trade and community associations and chambers of commerce.

         Finally, the Company has signed an agreement as the exclusive professional employment provider for a natonal buying group, the American Gem Society. The Company will attempt to expand these relationships in the future.

COMPETITION

         The PEO industry consists of approximately 2,200 companies, most of which serve a single market or region. The Company believes that there are several PEOs with annual revenue exceeding $500 million. The largest PEO is Staff Leasing of Bradenton, Florida with revenue in excess of $1 billion. While there are several other large PEOs among the approximately 2,200 companies, many are located in Florida and other states in the Sunbelt. The Company considers its primary competition to be these large national and regional PEO providers, as well as the traditional form of employment of employees.

         The payroll services industry is characterized by intense competition. The principal competitive factors are price and service. Management believes that Automatic Data Processing, Inc., and Paychex, Inc. which each purchased PEOs in Florida, will be major competitors in the future. The Company also competes with manual payroll systems sold by numerous companies, as well as other providers of computerized payroll services including banks, and smaller independent companies. Some companies have in-house computer capability to generate their own payroll documents and reports. The increasing availability of personal computers at low cost may result in additional businesses acquiring such capabilities. In the area of providing temporary technical and medical personnel, the Company competes with companies such as Volt Information Services, Butler Arde and Tech Aid, Inc., among others. Many of these competitors have longer operating histories and greater financial resources than the Company.

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

INDUSTRY REGULATION

INTRODUCTION

         The Company's operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client company locations (sometimes referred to as "worksite employees"), the Company assumes certain obligations and responsibilities of an employer under these federal and state laws. Many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer organizations, temporary employment, and outsourcing arrangements, and do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of "employer" under these laws is not uniform. Accordingly, the application of these laws to the Company's business cannot be assured.

         Some governmental agencies that regulate employment and labor laws have developed rules that specifically address labor and employment issues raised by the relationship among clients and PEOs. Existing regulations are relatively new and, therefore, their interpretation and application by administrative agencies and federal and state courts is limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. The Company cannot predict with certainty the nature or direction of the development of federal, state and local regulations.

         As an employer, the Company is subject to all federal statutes and regulations governing its employer-employee relationships.

FEDERAL EMPLOYMENT TAXES

         The Company assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including worksite employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements governed by Code Section 3401, et seq.; (ii) obligations under FICA, governed by Code Section 3401, et seq.; and, (iii) obligations under the Federal Unemployment Tax Act (FUTA), governed by Code Section 3301, et seq.

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

         Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." A definitive judicial interpretation of "employer" in the context of a PEO arrangement has not been established. If the Company were found not to be an employer for ERISA purposes, its plans would not comply with ERISA,and, the level of services the Company could offer may be adversely affected. Further, as a result of such finding, the Company and its plans would not enjoy the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.

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

         While many states do not explicitly regulate PEOs, approximately 16 states have passed laws that have licensing or registration requirements for PEOs and other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs. Whether or not a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. The Company is currently licensed in Florida and New Mexico as well as Texas.

EMPLOYEES

         As of January 10, 1997, the Company employed 133 employees, both full-time and part-time, including executive officers, a reduction from 149 during the previous fiscal year. The Company also employs approximately 5,100 leased employees and 200 temporary employees on client assignments. The Company believes its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES

OPERATIONS AND FACILITIES

         The Company currently has three processing centers in South Plainfield, New Jersey, Houston, Texas and Clearwater, Florida. The Company also has six sales service centers which are located in New York City, South Plainfield, New Jersey, Clearwater, Florida, Houston, and El Paso, Texas and Ridgeland, Mississippi. A sales service center is an office used primarily for sales efforts and client services. The Company's short term strategy is to target acquisitions in the current areas of operation, whereby the Company will acquire a business or business accounts and absorb these accounts into the current operations with minimal additional overhead. The Company's strategic plan calls for limited amount of acquisitions over the next year, and, again, targeted acquisitions in the current areas of operation. The Company intends to continue its national expansion efforts in fiscal years 1997-1998, most likely through additional acquisitions.

         DSI leases its 17,000 square foot corporate headquarters in South Plainfield, New Jersey, as well as offices in Clearwater, Florida and Houston, Texas. The Company also leases sales offices in New York City, Ridgeland, Mississippi, and El Paso, Texas. The facilities provide sufficient capacity to meet demands for the foreseeable future. However, the Company anticipates entering into additional leases as a result of planned acquisitions. In fiscal year 1996, the Company's total lease expenses were $626,688.

         Although DSI's offices are equipped with software and computer systems, the Company is currently evaluating all systems including hardware and will upgrade accordingly. At the Company's headquarters in South Plainfield, New Jersey, two high speed Xerox printers produce 200,000 plus checks monthly for its client base. These machines, which are integrated with the software system, do all of the printing on the checks, including the client name, the employee, dates, as well as the "Micro Encoding".

         The following is summary information on DSI's facilities:

                                       APPROXIMATE            EXPIRATION
LOCATION                               SQUARE FEET            DATE                          TERMS
--------                               -----------            ----                          -----
DSI Staff RX, Inc. (Houston)            5,398                 9/30/99           $17,895 per month
2 Northpointe Drive, Suite 110          7,396                 2/28/00
Houston, TX 77060

DSI Staff RX, Inc. (Clearwater)         4,000                 7/31/97           $ 3,221 per month
1940 Drew Street
Clearwater, FL 34625

Staff ConnXions of Mississippi            850                 7/31/97           $   726 per month
525 Thomastown Lane, Suite C
Ridgeland, MS 39157

Staff ConnXions Southwest (El Paso)     4,540                 2/28/97           $ 4,882 per month
9440 Viscount, Suite 101
El Paso, TX 79925

Corporate Office                       17,180                 8/31/97           $17,895 per month
4041 Hadley Road
South Plainfield, NJ 07080

New York Office                           391                 6/30/97           $ 2,120 per month
245 Fifth Avenue, Suite 2104
New York, NY 10016

ITEM 3. LEGAL PROCEEDINGS

         In March 1996, the Company commenced an action against LNB Investment Corporation ("LNB"), Donaldson, Lufkin & Jenrette Securities Corporation and other individuals to recover damages on account of the wrongful sale of the Company's common stock. The Company seeks to recover 525,000 shares which were not returned and damages against all of the defendants. The Company is currently engaged in discovery proceedings in the action.

         In October 1995, the Company entered into a note and finance agreement with LNB providing for the loan to the Company of up to $3,000,000. The loan was for a term of 15 months and was to be secured by shares of the Company's common stock having a market value of no less than four times the outstanding balance of the loan. LNB agreed not to sell or otherwise liquidate the shares unless the Company were to default under the loan agreement and failed to cure such default after notice. A total of 7,500,000 shares to be pledged as collateral were registered under a registration statement filed under the Securities Act of 1933, as amended.

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

         During the last fiscal year, the Company also settled litigation commenced by a former landlord of the Company.

         The Company is engaged in no other litigation, the effect of which is anticipated to have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  NOT APPLICABLE

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

B.       Market Information

         The Company's common stock commenced trading in the over-the-counter market on May 15, 1986. The range of high and low bid prices for such securities for the periods indicated below, are:

Common Stock

         FISCAL YEAR 1995                   HIGH                    LOW
         ----------------                   ----                    ---
         1st Quarter                        2 3/4                   2 3/8
         2nd Quarter                        3 1/16                  2 1/4
         3rd Quarter                        2 1/2                   2 3/16
         4th Quarter                        2 5/16                  1 1/2


         FISCAL YEAR 1996                   HIGH                    LOW
         ----------------                   ----                    ---
         1st Quarter                        5 15/16                 1 15/32
         2nd Quarter                        6 15/16                 4 5/16
         3rd Quarter                        6 1/8                   3 9/16
         4th Quarter                        6 1/4                   3 5/8

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

D.       Approximated Number of Equity Security Holders

         The approximate number of record holders of the Company's common stock as of January 7, 1997 was 336. Such number of record holders was determined from the Company's stockholder records, and does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are in excess of 500 beneficial holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA


                                                                       YEARS ENDED SEPTEMBER 30

                                                1996               1995               1994              1993               1992

OPERATING DATA:
Operating Revenues                         $100,927,000       $73,821,000        $37,998,000       $14,681,000         $9,504,000

Direct Costs                                 92,490,000        68,530,000         34,939,000        12,459,000          7,643,000

Gross Profit                                  8,437,000         5,291,000          3,059,000         2,222,000          1,861,000

Selling, General & Administrative
 Expenses                                     8,801,000         7,547,000          2,695,000         1,962,000          2,248,000

Income (Loss) From Continuing
 Operations                                   (364,000)       (2,256,000)            364,000           260,000           (387,000)
                                              ---------       -----------            -------           -------          ---------

Net Income (Loss)                            $(597,000)      $(3,316,000)           $720,000          $301,000         $ (695,000)
                                             ==========      ============           ========          ========         ==========

Income (Loss) From Continuing
 Operations Per Share of Common
 Stock                                          ($0.02)           ($0.16)              $0.03             $0.04            ($0.18)

Net Income (Loss) Per Share                     ($0.04)           ($0.24)              $0.05             $0.04            ($0.16)

Dividends Paid Per Preferred Stock
                                                  $0.00             $0.00              $3.30             $4.00              $2.00

BALANCE SHEET DATA:

Assets                                      $14,800,000       $13,816,000         $7,727,000        $4,264,000         $2,677,000

Liabilities                                   7,632,000        10,967,000          2,671,000         1,079,000          2,249,000

Long Term Debt                                  100,000           175,000            107,000           241,000            461,000

Working Capital (Deficiency)                    286,000        (4,771,000)         1,146,000         1,920,000           (716,000)

Shareholders' Equity                         $7,168,000        $2,849,000         $5,056,000        $3,195,000           $326,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Fiscal Year 1996 as Compared to Fiscal Year 1995

     Operating Revenues for the fiscal year 1996 were $100,927,000 as compared to fiscal year 1995 of $73,821,000 which represents an increase of 36.7%. This increase is attributable to the increased sales efforts of the internal sales force as well as the full year impact of the acquisition of Turnkey Services which was acquired in May 1995.

     Direct Operating Costs as a percentage of revenue for fiscal year 1996 was 91.6% as compared to 92.8% for fiscal 1995 and Gross Profit for the fiscal year 1996 increased to 8.4% as compared to 7.2% for the prior fiscal year. These changes are attributable to the increased margins in the PEO business due to reduced costs of the Company's workers' compensation programs and the full year effect of the acquisition of Turnkey Services. The Company provides management personnel services to certain clients of Turnkey Services which generate higher than average administrative fees. The reduction in workers' compensation costs was achieved through better managed claims experience.

     Selling, general and administrative costs ("SG&A") increased $1,254,000. This growth in expenses includes $195,000 in charges for intangibles associated with acquisitions that were not consummated during the year, $210,000 in charges for severance payments for employees terminated in fiscal 1996, and $178,000 in an increase in the allowance for doubtful accounts attributable to accounts that have aged beyond acceptable limits but which the Company continues to pursue. Approximately $500,000 is attributable to the full year impact of Turnkey Services which was acquired May 1, 1995. Additionally, the Company reversed $515,000 in previously established reserves for claims which the Company resolved in its favor. As a percentage of Gross Profit, SG&A expenses are 104.3% in fiscal 1996 as compared to 126.7% in fiscal 1995 and 88.1% in fiscal 1994. Management believes that although there is improvement from 1995, it will continue to attempt to improve this margin in the future.

     Net loss before taxes was ($563,000) in fiscal 1996 as compared to a loss of ($3,453,000) in fiscal 1995. This decrease in net loss is primarily attributable to the increase in gross profit and the decrease in SG&A as a percentage of gross profit, explained above.

Fiscal Year 1995 as Compared to Fiscal Year 1994

     Operating revenues for the fiscal year 1995 were $73,821,000 as compared to fiscal year 1994 of $37,998,000. This represents an increase of $35,823,000 or 94%. This increase is attributable to the increased sales efforts of the internal sales force $15,700,000, as well as the acquisition of Staff RX $8,400,000, Turnkey Services, Inc. $6,200,000 and the full year effect of the other PEO companies which were acquired in the second quarter of fiscal year 1994 $5,500,000.

     Cost of sales for fiscal year 1995 was 92.8% as compared to 92.0% in fiscal year 1994. This increase is due to the continued growth in the PEO business which has a higher direct cost than any other segment, as a percentage of revenues.

     Selling, general and administrative costs (SG&A) increased $4,007,000 from fiscal year 1994 and was primarily due to: (i) increased selling and marketing expenses including direct mail, the addition of 15 senior account managers (sales force); (ii) additions at the corporate level needed to help position and transform the Company into a national firm; (iii) the establishment of a Houston processing center to support client and sales activities in the Southwest and Florida; and, (iv) establishment of certain necessary reserves and balances at year end.

     Net loss before tax benefits was $3,453,000 for fiscal year 1995 as compared to a net gain of $720,000 the prior year. In accordance with Statement of Financial Accounting Standards 109 (SFAS 109), the Company has recorded an additional tax asset of $160,000 in the current fiscal year of 1994, representing the expected future utilization of existing net operating loss carryforwards against operating income. As of September 30, 1995, the Company has recorded total deferred assets of $760,000, which it believes, based on the current level of sales activity and the positive impacts of recent acquisitions, will more likely than not be realized in accordance with SFAS 109.

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

Fiscal Year 1994 as Compared to Fiscal Year 1993

     Operating revenues for the fiscal year 1994 were $37,998,000 compared to fiscal year 1993 of $14,681,000. This is an increase of $23,317,000 or 159%. The increase was attributable to the acquisition of Staff Leasing of Mississippi, Inc., ($8,611,000) and the acquisition of certain other leasing companies and the associated staff contracting companies ($6,508,000) during fiscal year 1994. Revenues from DSI's operations, other than newly acquired companies mentioned previously, were up approximately 50%. Payroll services increased $67,000; DSI Staff Connxions increased $7,700,000 and DSI Contract Staffing increased $387,000.

     Cost of sales for fiscal year 1994 was 92% of total revenue as compared to 85% in fiscal year 1993. This ratio increased because of the incremental impact of increased sales of employee leasing, which carries a lower margin than the Company's other product lines.

     Selling, general and administrative (SG&A) costs increased $733,000 from fiscal 1993 and was primarily due to; (1) additions at the corporate level needed to coordinate and control the functions of the acquired companies as the Company transforms into a national firm; and
(2) the associated overhead of these acquired companies in the area of selling and client services especially in the Texas acquisition which created the Company's processing center in the southwest.

     Net income before tax benefits increased $227,000 or 225% over prior fiscal year 1993.

Liquidity and Capital Resources

     Working capital increased in fiscal year 1996 to $286,000 from a deficit in fiscal year 1995 of $(4,771,000). This increase of $5,057,000 in working capital is due primarily to a successful private offering of 1,800,000 shares of common stock that produced $4,700,000 in net proceeds. In addition, the Company raised $437,500 through the issuance of convertible preferred stock at a dividend rate of 6% and convertible into common stock at a conversion price equal to a 20% discount to market at the date of conversion. This capital was used to retire a short term note of $1,887,500 in March 1996, provide $1,200,000 in additional cash collateral for the Company's workers' compensation program, and 3) working capital.

     Although the PEO clients generally pay when their payroll is delivered, certain large clients have extended payment terms that the Company is actively trying to reduce or eliminate. These clients have increased the Company's need for capital to support the growth in their businesses. Additionally, as the Company's contract staffing business grows, additional capital is needed to fund the receivables.

     Current Assets increased $1,622,000 which is primarily due to an increase in restricted cash of $1,155,000 as well as an increase in accounts receivable of $1,409,000 offset by a decrease in loans receivable from officers of $562,000 and a decrease in other assets of $360,000.

     In addressing the capital needs of the Company, management is presently in negotiating with a bank to provide an $7,000,000 line of credit to replace the matured line. This facility will be secured by substantially all assets of the Company and will be available based on a percentage of eligible receivables. Management believes that this facility, if obtained, will be sufficient to cover its cash needs for the foreseeable future.

     In December 1996, due to the favorable trends in losses in its Workers' Compensation program, the Company's carrier reduced its letter of credit requirement from $1,600,000 to $1,150,000 which resulted in $450,000 in additional cash available. These funds were contributed to working capital.

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

ITEM 8.  FINANCIAL STATEMENTS

     See Attached Financial Statements appearing at pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of the Company are as follows:

NAME                                  AGE                                OFFICE
----                                  ---                                ------
Karl W. Dieckmann                      68                        Chairman of the Board of Directors

George J. Eklund                       53                        President and Chief Executive Officer and
                                                                 Director

Kenneth P. Brice                       50                        Vice President and Chief Financial Officer

Louis J. Monari                        46                        Vice President and Secretary

Senator John H.Ewing                   76                        Director

Alfred C. Koeppe                       50                        Director

William J. Marino                      53                        Director

Steven B. Sands                        37                        Director

Raymond J. Skiptunis                   53                        Director

         Each director is elected for a period of one year at the Company's annual meeting of shareholders and will serve until his successor is duly elected by the shareholders.

         Karl W. Dieckmann, Director of the Company since April, 1990, has been Chairman of the Board since November, 1991. From 1980 to 1988, Mr. Dieckmann was the Executive Vice President of Science Management Corporation and managed the Engineering, Technology and Management Services Groups. From 1948 to 1980, Mr. Dieckmann was employed by the Allied Corporation (now Allied Signal Corporation) in various capacities including President, Semet Solvay Division;

Executive Vice President, Industrial Chemicals Division; Vice President Technical -- Fibers Division; Group General Manager -- Fabricated Products Division; and General Manager -- Plastics Division, as well as various positions with the Chemicals Division.

         George J. Eklund was President and Chief Operating Officer of the Company since September 21, 1994, and President and Chief Executive Officer from March 13, 1996. From 1992 to 1994, Mr. Eklund was President of the Human Resource Information Services division of Fiserv, Inc., which provides outsourcing services. From 1977 to 1992, Mr. Eklund was employed by ADP (Automatic Data Processing) in various positions eventually serving as Corporate Vice President and Eastern Division President. His eastern division served the northeast area of the country.

         Kenneth P. Brice, has been Chief Financial Officer since July 1, 1995 and was Vice President of Finance since he started at DSI on February 8, 1995. From 1993 until 1995, he was vice-president of Mergers and Acquisitions for Interim Services, Inc., a national provider of temporary help services. His other industry experience includes 15 years with Automatic Data Processing where he reached the position of Vice President and Group Controller of the Employer Services division, ADP's largest operating unit.

         Louis J. Monari is Vice-President of DSI Staff ConnXions NE, Risk Management and Corporate Secretary. His experience includes 16 years with Nabisco Brands in human resources positions based in manufacturing, research and development and corporate headquarters. This includes 7 years in Nabisco's international division. Prior to joining DSI, he was with Goodrich and Sherwood, a major human resources consulting firm headquartered in New York City. From 1988-1993, he served as co-Founder and President of Holgate Associates, Inc., a human resources consulting firm.

         Senator John H. Ewing, has been a Director of the Company since April, 1990. Senator Ewing has been a State Senator for the state of New Jersey from 1978 to the present. From 1968 to 1977, Senator Ewing was a New Jersey State Assemblyman. From 1940 to 1968, he was employed by Abercrombie and Fitch Co., New York City, and eventually rose to the position of Chairman of the Board. Senator Ewing is also currently Chairman of the New Jersey Senate Education Committee.

         Alfred C. Koeppe, from October, 1995 to the present, is the Senior Vice President of Corporate Services & External Affairs of Public Service Electric and Gas Company and a graduate of Rutgers University and Seton Hall Law School. In 1975, he served as clerk for U.S. District Judge Vincent Biunno and has served as a trial attorney for the NJ Department of the Public Defender, the American Electric Power Company in NY, and was a trial attorney with A.T. & T. in the Department of Justice antitrust case. He was elected President and CEO of NJ Bell on February 1, 1993. He holds memberships in various associations, among them the NJ, American and Essex County Bar, the Board of Governors of the National Conference of Christians and Jews .

         William J. Marino, President and Chief Executive Officer of Blue Cross and Blue Shield of New Jersey, joined the Board of Directors in October, 1995. He joined Blue Cross and Blue Shield in 1992 and was named to his present post in 1994. From 1968 to 1991, Mr. Marino held a variety of sales, marketing and management positions with the Prudential Insurance Company of America. He is Chairman of the Board of Trustees of the United Way of Essex and West Hudson (NJ) and is Chairman of the Board of Directors and Executive Committee of the Regional Business Partnership, and a Trustee of the New Jersey Network Foundation, St. Peter's College and the Newark Museum.

         Steven B. Sands was elected to the Board of Directors on April 25, 1994. Mr. Sands has been engaged in the investment banking business since 1980. From 1987 to 1990, Mr. Sands was employed at Rodman & Renshaw, New York, NY, an investment banking firm. Since 1990, Mr. Sands has been co-Chairman and Chief Executive Officer of Sands Brothers & Co., Ltd., an investment banking firm. Mr. Sands is a director of Semi-Conductor Packaging Materials Co. (semi-conductor components manufacturer), Air Methods Corporation (emergency air medical transport), The National Registry Inc. (fingerprint database technology), Financing for Science International, Inc. (leasing of healthcare related equipment), The Village Green Bookstore, Inc. (bookstore owner and operator), Command Security Corp. (security guards) and Wholesale Cellular USA Inc. (cellular telephone distributor), each a publicly-held company.

         Raymond J. Skiptunis, has been a Director of the Company since October, 1985 and President and Chief Executive Officer from February, 1989 to October, 1989, and Chief Executive Officer from April, 1990 to March, 1996. Since March, 1984, Mr. Skiptunis has been a Partner of Venray Capital Management Partners, a limited partnership providing financial consulting and managerial support to companies in which it invests. He was the Chairman and President of Venray Capital Management Corp., a financial management consulting firm from November, 1982 to March, 1984 and has held similar offices in Venray Capital Corp., both of which are predecessors to Venray Capital Management Partners.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
IN COMPENSATION DECISIONS

         Karl W. Dieckmann, John H. Ewing, William J. Marino and Stephen B. Sands served on the Company's Compensation Committee during the last fiscal year.

         See "Certain Relationships and Related Transactions" for transactions between the Company and members of the Compensation Committee.



ITEM 11. EXECUTIVE COMPENSATION

         The following provides certain summary information concerning compensation paid or accrued by the Company during the years ended September 30, 1996, 1995 and 1994 to the Company's Chief Executive Officer and each of the executive officers of the Company who received in excess of $100,000 in compensation during the last fiscal year.

                                                ANNUAL COMPENSATION

                                                         LONG TERM COMPENSATION AWARDS
NAME AND
PRINCIPAL POSITION                       YEAR            SALARY               BONUS(1)                  OPTIONS/SAR'S
Raymond J. Skiptunis (2)                 1996            $214,061             $0                        0
                                         1995            $193,542             $15,000                   0
                                         1994            $167,003             $0                        300,000

George J. Eklund (3)                     1996            $207,924             $100,000                  300,000
 Chief Executive Officer                 1995            $181,866             $50,000                   0

Kenneth P. Brice,                        1996            $120,000             (1)                       0
 Chief Financial Officer                 1995            $68,077              $20,000                   75,000

Louis J. Monari,                         1996            $91,539              (1)                       30,000
 Vice President                          1995            $90,538              $15,000                   0
                                         1994            $71,948              0                         20,000

--------------------

(1) 1996 Bonuses are still to be determined.

(2)Mr. Skiptunis was replaced as Chief Executive Officer by Mr. Eklund in March 1996.

(3)Mr. Eklund's employment with the Company commenced on September 19, 1994. He assumed the position of Chief Executive Officer in March 1996.

         The Corporation provides normal and customary life and health insurance benefits to all of its employees including executive officers. The Corporation has no retirement or pension plan other than a 401(k), which is voluntary.

Compensation of Directors

         Directors who are employees of the Company are not compensated for services in such capacity except under the Director Plan, as defined below. Non-Employee Directors receive $400 per meeting, $50 in travel expenses, and $250 for each committee meeting.

Employment Agreement

          Effective March 12, 1996, the Company entered into a new employment agreement with Mr. Eklund for a three year term. The employment agreement provides for (i) annual compensation of $210,000 for the first year of the agreement increasing at the discretion of the Company; (ii) a bonus in accordance with a plan to be established by the Company; (iii) the award of stock options to purchase 300,000 shares of the Company's common stock, subject to vesting requirements; (iv) certain insurance and severance benefits; and (v) a $700 per month automobile allowance.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


                                 NO. OF                  PERCENTAGE OF
                                 SECURITIES              TOTAL
                                 UNDERLYING              OPTIONS/               EXERCISE OF
                                 OPTIONS                 GRANTED IN             BASE PRICE              EXPIRATION
NAME                             GRANTED                 FISCAL YEAR            PER SHARE               DATE
George J. Eklund                 300,000                 59%                    $3.50                   3/12/2001

Louis J. Monari                    30,000                 6%                    $1.5625                 12/20/2000


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

         The following table sets forth information with respect to the named executive officers concerning exercise of stock options and SARs during the last fiscal year and the value of unexercised options and SARs held as of the year ended September 30, 1995.


                                                     NUMBER OF SECURITIES
                                                     UNDERLYING               VALUE OF UNEXERCISED
                                                     UNEXERCISED              IN-THE-MONEY OPTIONS
                           SHARES                    OPTIONS/SARS             AS OF AT SEPTEMBER 30,
                           ACQUIRED                  SEPTEMBER 30, 1996       1996
                           ON           VALUE        EXERCISABLE/             EXERCISABLE/
NAME                       EXERCISE     REALIZED     UNEXERCISABLE            UNEXERCISABLE(1)
----                       --------     --------     -------------            ----------------
Raymond J. Skiptunis       177,783      0             0                       0
George J. Eklund           0            0             200,000/300,000         $712,500/$768,750
Kenneth P. Brice           0            0             42,500/22,500           $160,156/$125,790
Louis Monari               0            0             30,000/20,000           $81,250/$120,250

----------------------------
(1) Based upon a closing bid price of the Common Stock at $6.0625 per share on September 30, 1996.


1990 STOCK OPTION PLANS

         In April, 1990, the Board of Directors adopted the 1990 Employees Stock Option Plan (the "1990 Plan") which was approved by shareholders in August, 1990. The 1990 Plan provides for the grant of options to purchase up to 1,000,000 shares of the Company's common stock. Under the terms of the 1990 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").

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

         Under the 1990 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent (10%) shareholder (as defined in the 1988 Plan), such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value.

         The aggregate fair market value of shares subject to options granted to a participant, which are designated as ISOs and which become exercisable in any calendar year, shall not exceed $100,000.

         The Stock Option Committee may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option.

         Unless sooner terminated, the 1990 Plan will expire in April 2000.

         In April 1990, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan") which was approved by shareholders in August, 1991 and amended in March 1996. The Director Plan provides for issuance of a maximum of 500,000 shares of common stock upon the exercise of stock options arising under the Director Plan. Options may be granted under the Director Plan until April, 2000 to: (i) non-executive directors as defined and, (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previously year. Similarly, each eligible director of an advisory board will receive on each September lst an option to purchase 5,000 shares of the Company's common stock each September lst. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

         The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the Stock Option Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five (5) years from the date of grant. The Director Plan shall be administered by a committee of the board of directors composed of not fewer than three persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

         In April 1990, the Board of Directors adopted and in August, 1990, the Company's shareholders approved the Senior Management Incentive Plan (the "Management Plan") for use in connection with the issuance of stock, options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to the Company and its subsidiaries. It is contemplated that only those executive management employees (generally the Chairman of the Board, Chief Executive Officer, Chief Operating Officer, President and Vice Presidents of the Company or Presidents of the Company's subsidiaries) who perform services of special importance to the Company will be eligible to participate under the Management Plan. A total of 5,000,000 shares of common stock will be reserved for issuance under the Management Plan. Awards made under the Management Plan will be subject to three-(3) year vesting periods, although the vesting periods are subject to the discretion of the Administrator.

         Unless otherwise indicated, the Management Plan is to be administered by the Board of Directors or a committee of the Board, if one is appointed for this purpose (the Board or such committee, as the case may be, shall be referred to in the following description as the "Administrator"). The Management Plan generally provides that, unless the Administrator determines otherwise, each option or right granted under a plan shall become exercisable in full upon certain "change of control" events as described in the Management Plan. If any change is made in the stock subject to the Management Plan, or subject to any right or option granted under the Management Plan (through merger, consolidation, reorganization, recapitalization, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or otherwise), the Administrator will make appropriate adjustments to such plans and the classes, number of shares and price per share of stock subject to outstanding rights or options. The Management Plan permits awards until April, 2000.

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

         Incentive stock rights consist of incentive stock units equivalent to one share of common stock in consideration for services performed for the Company. If the employment or consulting services of the holder with the Company terminate prior to the end of the incentive period relating to the units awarded, the rights shall thereupon be null and void, except that if termination is caused by death or permanent disability, the holder or his heirs, as the case may be, shall be entitled to receive a pro-rata portion of the shares represented by the units, based upon that portion of the incentive period which shall have elapsed prior to the death or disability.

         Restricted stock purchase agreements provide for the sale by the Company of shares of common stock at a price to be determined by the Board of Directors, which shares shall be subject to restrictions on disposition for a stated period during which the purchaser must continue employment with the Company in order to retain the shares. Payment can be made in cash, a promissory note or a combination of both. If termination of employment occurs for any reason within six months after the date of purchase, or for any reason other than death or by retirement with the consent of the Company after the six month period, but prior to the time that the restrictions on disposition lapse, the Company shall have the option to reacquire the shares at the original purchase price.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information as of January 9, 1997 with respect to each director, each of the named executive officers as defined in Item 402(a)(3), and directors and executive officers of the Company as a group, and to the persons known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.


                                         Number of Shares             Percent of Company's
Name of Shareholder                      Presently Owned(1)           Outstanding Stock
Kenneth P. Brice(2)                      63,334                       *
c/o Digital Solutions, Inc.
4041 Hadley Road
South Plainfield, NJ 07080

Karl W. Dieckmann(3)                     249,493                      1.3%
c/o Digital Solutions, Inc.
4041 Hadley Road
South Plainfield, NJ 07080

George J. Eklund(4)                      243,334                      1.3%
c/o Digital Solutions, Inc.
4041 Hadley Road
South Plainfield, NJ 07080

Senator John H. Ewing(5)                 76,000                       *
76 Claremont Road
Barnardsville, NJ 07924

Alfred C. Koeppe(6)                      0                            *
c/o PSE&G
80 Park Plaza
T-4B
Newark, NJ 07102

William J. Marino(7)                     51,667                       *
c/o Blue Cross/Blue Shield
      of New Jersey
3 Penn Plaza East
Newark, NJ 07105

Louis J. Monari(8)                       61,000                       *
c/o Digital Solutions, Inc.
4041 Hadley Road
South Plainfield, NJ 07030

Steven B. Sands(9)                       13,731                       *
c/o Sands Brothers & Co.
90 Park Avenue
New York, NY 10016

Raymond J. Skiptunis                     177,783                      1.0%
c/o Digital Solutions, Inc.
4041 Hadley Road
South Plainfield, NJ 07080

All officers and directors as a group    936,342                      4.9%
(9) persons (2,3,4,5,6,7,8,9)

-------------------

*        Less than 1 percent.

(1) Ownership consists of sole voting and investment power except as otherwise noted.

(2) Includes options to purchase 50,000 shares of the Company's common stock, and excludes unvested options to purchase 25,000 shares of common stock.

(3) Includes options to purchase 5,000 shares of the Company's common stock, and warrants to purchase 10,000 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(4) Includes options to purchase 200,000 shares of the Company's common stock, and excludes unvested options to purchase 300,000 shares of common stock.

(5) Includes options to purchase 30,000 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(6)      Does not include unvested options to purchase 6,250 shares.

(7) Includes options to purchase 5,000 shares of the Company's common stock, and excludes unvested options to purchase 5,000 shares in 1996.

(8) Includes options to purchase 30,000 shares of common stock, and excludes unvested options to purchase 20,000 shares of common stock.

(9) Includes options to purchase 5,000 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information concerning employment agreements with and compensation of the Corporation's executive officers and directors, see "Executive Compensation".

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

EXHIBIT

EXHIBIT NO.       DESCRIPTION
-----------       -----------
  2.1    --       Agreement for purchase of Temp-Staff, Inc. (Exhibit 3 to Form 8-K dated May
                  17, 1990)

  2.2    --       Agreement for purchase of X-L Technical Corp. (Exhibit 2a to Form 8-K dated
                  October 3l, 1990)

  2.3    --       Agreement for the purchase of the business and assets of Anne Christine Clark, Inc.

  3.1    --       Amended and Restated Certificate of Incorporation of Registrant (Exhibit A to
                  Definitive Proxy Material dated July 20, 1990)

  3.2    --       Certificate of Designation of Series A Preferred Stock (Exhibit 3.2 to form
                  10-K for fiscal year ended September 30, 1991)

  3.3    --       Certificate of Amendment changing the name of TSI to SCI (Exhibit 3.3 to form 10-
                  K for fiscal year ended September 30, 1991)

  3 (c)  --       By-Laws of Registrant (Exhibit 10.1 to Form 8-K dated March 2l, 1990)

 10.2    --       Employment Agreement with Donald Kappauf (Exhibit 3 to Form 8-K dated May 17,
                  1990)

 10.4    --       Agreement between Registrant and First Fidelity Bank, N.A. (Exhibit 10.4 to
                  form 10-K for fiscal year ended September 30, 1991)

 10.5    --       Agreement between Registrant and Midlantic Banks, Inc. dated October 11, 1991
                  (Exhibit 10.5 to form 10-K for fiscal year ended September 30, 1991)

 10.6             -- Lease dated 10/15/91 for office space at 4041 Hadley Road,
                  South Plainfield, New Jersey (Exhibit 10.6 to form 10-K for fiscal year ended September 30, 1991)

 10.7    --       Employment Agreement between Karl Dieckmann and the Company dated
                  November 1,  1991 (Exhibit 10.7 to form 10-K for fiscal year ended September
                  30,1991)

 10.10   --       Employment Contract between David L. Clark and the Company dated January 1,
                  1993

 10.11   --       Bridge financing between Katie and Adam Bridge Partners, L.P. and the Company in June 1993.

 10.12   --       Sales representation agreement between Sid A. Robinson, III and the Company dated April 14, 1993.

 10.13   --       Agreement between Staff Leasing of Mississippi, Inc. and the Company for
                  purchase of business and assets dated November 4, 1993.

 10.15   --       Employment agreement between George J. Eklund and the Company dated
                  September  19, 1994.

 10.15.1* -       Employment agreement between George J. Eklund and the Company dated March
                  12, 1996

 10.16   --       Agreement between Registrant and United Jersey Bank Central, NA on the  revolving loan facility

 11.0    --       Computation of Earnings per Share

 21.0 *  --       Subsidiaries

 23.1 *  --       Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1996 into the Company's registration Statement on form S-3 file number 33-85526.

 23.2 *  --       Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1996 into the Company's registration Statement on form S-3 file number 33-70928.

 23.3 *  --       Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1996 into the Company's registration Statement on form S-3 file number 33-91700.

 23.4 *  --       Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1996 into the Company's registration Statement on form S-3 file number 33-09313.

 27.  *  --       Financial Data Schedule.

(b) Reports on Form 8-K No 8-K reports were filed in the last fiscal quarter.

(c) See Item (a)(3) above.

(d) See Schedule II annexed hereto and appearing at page S-1.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS



                                                                                           Page
                                                                                           ----
Report Of Independent Public Accountants                                                    F-2

Consolidated Balance Sheets As Of September 30, 1996 And 1995                               F-3

Consolidated Statements Of Operations For The Years Ended
   September 30, 1996, 1995 And 1994                                                        F-5

Consolidated Statements Of Shareholders' Equity For The Years Ended
   September 30, 1996, 1995 And 1994                                                        F-6

Consolidated Statements Of Cash Flows For The Years Ended                                   F-7
   September 30, 1996, 1995 And 1994

Notes To Consolidated Financial Statements                                                  F-9

Schedule II -- Valuation And Qualifying Accounts For The Years Ended
   September 30, 1996, 1995 and 1994                                                        S-1

Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of

        Digital Solutions, Inc.:


We have audited the accompanying consolidated balance sheets of Digital Solutions, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Solutions, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

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


                                         ARTHUR ANDERSEN LLP


Roseland, New Jersey
December 30, 1996

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1996 AND 1995

                                        ASSETS                           1996              1995
                                        ------                       -----------       -----------
CURRENT ASSETS:
   Cash                                                              $         0       $    20,000
   Restricted cash (Note 9)                                            1,155,000                 0
   Accounts receivable, net of allowance for doubtful accounts of $339,000 at September 30, 1996 and $150,000
     at September 30, 1995 (Note 6)                                    6,338,000         4,929,000
   Notes due from officers (Note 4)                                      136,000           698,000
   Other current assets                                                  189,000           549,000
                                                                     -----------       -----------
                Total current assets                                   7,818,000         6,196,000
                                                                     -----------       -----------
EQUIPMENT AND IMPROVEMENTS:
   Equipment                                                           2,883,000         2,619,000
   Leasehold improvements                                                180,000           252,000
                                                                     -----------       -----------
                                                                       3,063,000         2,871,000

   Less - accumulated depreciation and amortization                    2,226,000         2,054,000
                                                                     -----------       -----------
                                                                         837,000           817,000

DEFERRED TAX ASSET (Note 5)                                              760,000           760,000

GOODWILL, net of accumulated amortization of $713,000 in 1996
   and $481,000 in 1995 (Notes 2 and 3)                                4,780,000         5,036,000

OTHER ASSETS                                                             605,000         1,007,000
                                                                     -----------       -----------

                                                                     $14,800,000       $13,816,000
                                                                     ===========       ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

                                                                                   1996               1995
                                                                              ------------         -----------

CURRENT LIABILITIES:
   Short-term borrowings (Notes 6 and 9)                                      $  2,907,000         $ 5,019,000
   Current portion of long-term debt (Note 8)                                       88,000             958,000
   Accounts payable                                                              1,620,000           1,629,000
   Accrued expenses and other current liabilities (Note 7)                       2,917,000           3,186,000
                                                                              ------------         -----------
                Total current liabilities                                        7,532,000          10,792,000

LONG-TERM DEBT, net of current portion (Note 8)                                    100,000             133,000

OTHER LIABILITIES (Note 9)                                                               0              42,000
                                                                              ------------         -----------
                Total liabilities                                                7,632,000          10,967,000
                                                                              ------------         -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY (Notes 9 and 10):
   Preferred stock, $.10 par value; authorized 5,000,000 shares;
     none issued and outstanding                                                         0                   0
   Common stock, $.001 par value; authorized 40,000,000 shares;
     issued and outstanding 18,786,609 in 1996 and 14,003,915 in
     1995                                                                           19,000              14,000
   Additional paid-in capital                                                   12,857,000           7,946,000
   Accumulated deficit                                                          (5,708,000)         (5,111,000)
                                                                              ------------         -----------
                                                                                 7,168,000           2,849,000
                                                                              ------------         -----------

                                                                              $ 14,800,000         $13,816,000
                                                                              ============         ===========





         The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Years Ended September 30
                                                        ---------------------------------------------------
                                                             1996               1995               1994
                                                        ------------        ------------        -----------

OPERATING REVENUES                                      $100,927,000        $ 73,821,000        $37,998,000

DIRECT OPERATING COSTS                                    92,490,000          68,530,000         34,939,000
                                                        ------------        ------------        -----------
                Gross profit                               8,437,000           5,291,000          3,059,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES (Note 9)                                       7,972,000           6,702,000          2,452,000

DEPRECIATION AND AMORTIZATION                                829,000             845,000            243,000
                                                        ------------        ------------        -----------
                Income (loss) from operations               (364,000)         (2,256,000)           364,000
                                                        ------------        ------------        -----------
OTHER CREDITS (CHARGES):
   Interest income                                           173,000             124,000             40,000
   Interest expense (Notes 6 and 8)                         (422,000)           (935,000)           (69,000)
   Other income (expense)                                     50,000            (386,000)            (7,000)
                                                        ------------        ------------        -----------
                                                            (199,000)         (1,197,000)           (36,000)
                                                        ------------        ------------        -----------
                Income (loss) before income taxes           (563,000)         (3,453,000)           328,000

INCOME TAX BENEFIT (EXPENSE) (Note 5)                        (34,000)            137,000            392,000
                                                        ------------        ------------        -----------
                Net income (loss)                          ($597,000)        ($3,316,000)       $   720,000
                                                        ============        ============        ===========

NET INCOME (LOSS) PER COMMON SHARE                            ($0.04)             ($0.24)       $      0.05
                                                        ============        ============        ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                              16,840,371          13,595,382         12,867,027
                                                        ============        ============        ===========




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                                       Series A Convertible
                                                                                         Preferred Stock              Common Stock
                                                                                   ------------------------------    --------------

                                                                                   Shares Issued                      Shares Issued
                                                                                     (Retired)             Amount       (Retired)
                                                                                     ---------             ------       ---------
BALANCE, September 30, 1993                                                             29,658      $      3,000         8,745,212
   Common stock issued in connection with the acquisition of
     Staff Leasing of Mississippi, Inc.                                                      0                 0            50,000
   Expenses related to private placement of common stock                                     0                 0                 0
   Common stock issued in connection with the acquisitions of
     The Alternative Source, Inc., Ram Technical Corp. and MLB
     Medical Staffing, Inc.                                                                  0                 0           416,221
   Exercise of stock options                                                                 0                 0           250,000
   Exercise of stock warrants                                                                0                 0            81,552
   Common stock issued for services rendered                                                 0                 0             5,000
   Dividends paid on preferred stock                                                         0                 0                 0
   Conversion of preferred stock into common stock                                     (29,658)           (3,000)        2,372,640
   Common stock issued in connection with the acquisition of
     M&B Staff Management, Inc.                                                              0                 0           205,128
   Net income                                                                                0                 0                 0
                                                                                  ------------      ------------      ------------

BALANCE, September 30, 1994                                                                  0                 0        12,125,753
   Exercise of stock options                                                                 0                 0         1,605,426
   Exercise of stock warrants                                                                0                 0           206,500
   Retirement of common stock in connection with exercise
      of stock options and warrants                                                          0                 0          (249,255)
   Common stock issued in connection with the acquisition of Staff Rx                        0                 0           360,000
   Expenses related to private placement of common stock                                     0                 0                 0
   Common stock issued in connection with the acquisition of
      Turnkey Services, Inc.                                                                 0                 0            68,205
   Common stock retired related to the acquisitions of
     The Alternative Source,
     Inc., Ram Technical Corp.
     and MLB Medical Staffing, Inc.                                                          0                 0          (112,714)
   Net loss                                                                                  0                 0                 0
                                                                                  ------------      ------------      ------------

BALANCE, September 30, 1995                                                                  0                 0        14,003,915
   Common stock issued in connection with private placements, net of expenses                0                 0         2,304,200
   Common stock received and retired in satisfaction of officer loans                        0                 0          (107,130)
   Common stock issued                                                                       0                 0           525,000
   Exercise of stock options                                                                 0                 0           794,157
   Exercise of stock warrants                                                                0                 0         1,209,799
   Stock issued for services rendered                                                        0                 0            56,668
   Net loss                                                                                  0                 0                 0
                                                                                  ------------      ------------      ------------

BALANCE, September 30, 1996                                                                  0      $          0        18,786,609
                                                                                  ============      ============      ============




                                                                                      Common
                                                                                      Stock
                                                                                      ------       Additional
                                                                                      Amount     Paid-In Capital       Deficit
                                                                                      ------     ---------------       -------
BALANCE, September 30, 1993                                                      $      9,000     $  5,243,000      ($ 2,417,000)
   Common stock issued in connection with the acquisition of
     Staff Leasing of Mississippi, Inc.                                                     0           75,000                 0
   Expenses related to private placement of common stock                                    0         (282,000)                0
   Common stock issued in connection with the acquisitions of
     The Alternative Source, Inc., Ram Technical Corp. and MLB
     Medical Staffing, Inc.                                                             1,000          722,000                 0
   Exercise of stock options                                                                0          175,000                 0
   Exercise of stock warrants                                                               0           44,000                 0
   Common stock issued for services rendered                                                0           14,000                 0
   Dividends paid on preferred stock                                                        0                0           (98,000)
   Conversion of preferred stock into common stock                                      2,000            1,000                 0
   Common stock issued in connection with the acquisition of
     M&B Staff Management, Inc.                                                             0          500,000                 0
   Net income                                                                               0                0           720,000
                                                                                 ------------     ------------      ------------

BALANCE, September 30, 1994                                                            12,000        6,492,000        (1,795,000)
   Exercise of stock options                                                            2,000          853,000                 0
   Exercise of stock warrants                                                               0          110,000                 0
   Retirement of common stock in connection with exercise
      of stock options and warrants                                                         0                0                 0
   Common stock issued in connection with the acquisition of Staff Rx                       0          743,000                 0
   Expenses related to private placement of common stock                                    0         (164,000)                0
   Common stock issued in connection with the acquisition of
      Turnkey Services, Inc.                                                                0          166,000                 0
   Common stock retired related to the acquisitions of
     The Alternative Source,
     Inc., Ram Technical Corp.
     and MLB Medical Staffing, Inc.                                                         0         (254,000)                0
   Net loss                                                                                 0                0        (3,316,000)
                                                                                 ------------     ------------      ------------

BALANCE, September 30, 1995                                                            14,000        7,946,000        (5,111,000)
   Common stock issued in connection with private placements, net of expenses           2,000        4,526,000                 0
   Common stock received and retired in satisfaction of officer loans                       0         (679,000)                0
   Common stock issued                                                                  1,000          228,000                 0
   Exercise of stock options                                                            1,000           48,000                 0
   Exercise of stock warrants                                                           1,000          703,000                 0
   Stock issued for services rendered                                                       0           85,000                 0
   Net loss                                                                                 0                0          (597,000)
                                                                                 ------------     ------------      ------------

BALANCE, September 30, 1996                                                      $     19,000     $ 12,857,000      ($ 5,708,000)
                                                                                 ============     ============      ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended September 30
                                                            --------------------------------------------

                                                            1996                1995                1994
                                                            ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      ($  597,000)     ($3,316,000)     $   720,000
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities-

     Deferred income taxes                                          0         (160,000)        (400,000)
     Depreciation and amortization                            829,000          845,000          243,000
     Provision for doubtful accounts                          462,000          153,000           56,000
     Amortization of rent deferral                                  0           28,000           28,000
   Stock issued for services rendered                          85,000                0           14,000
   Changes in operating assets and liabilities-
     Increase in accounts receivable                       (1,871,000)      (2,490,000)      (1,373,000)
     (Increase) decrease in other assets                      239,000         (909,000)        (371,000)
     Increase (decrease) in accounts payable, accrued
       expenses and other current liabilities                (278,000)       2,806,000          502,000
     Decrease in other liabilities                            (75,000)         (55,000)         (79,000)
     Increase in restricted cash                           (1,155,000)               0                0
                                                          -----------      -----------      -----------

                Net cash used in operating activities      (2,361,000)      (3,098,000)        (660,000)
                                                          -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of equipment and improvements                   (187,000)        (355,000)        (208,000)
   Collections on note receivable                                   0                0          176,000
   Acquisitions of businesses, net of cash acquired                 0       (1,351,000)        (605,000)
                                                          -----------      -----------      -----------

                Net cash used in investing activities        (187,000)      (1,706,000)        (637,000)
                                                          -----------      -----------      -----------

                                                                     For the Years Ended September 30
                                                                   --------------------------------------

                                                                   1996          1995                1994
                                                                   ----          ----                ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on revolving line
     of credit, net of repayments                             ($  225,000)     $ 2,122,000      $ 1,010,000
   Principal payments on long-term debt                          (941,000)        (443,000)        (260,000)
   Proceeds from (principal payments on)
     subordinated bridge loan                                  (1,887,000)       1,887,000                0
   Proceeds from other borrowings, net of repayments               71,000          837,000          (68,000)
   Net proceeds from issuance of common stock,
     net of expenses                                            4,528,000          245,000          (63,000)
   Net proceeds from the exercise of stock options
     and warrants                                                 753,000                0                0
   Net proceeds from common stock issued                          229,000                0                0
   Payment of dividends on preferred stock                              0                0          (98,000)
   Other                                                                            (2,000)         (43,000)
                                                              -----------      -----------      -----------

                Net cash provided by financing activities       2,528,000        4,646,000          478,000
                                                              -----------      -----------      -----------

                Net decrease in cash                              (20,000)        (158,000)        (819,000)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                             20,000          178,000          997,000
                                                              -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                                     $         0      $    20,000      $   178,000
                                                              ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

     Cash paid during the period for-
       Interest                                               $   412,000      $   705,000      $    70,000
                                                              ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH
   TRANSACTIONS:
     Value of common stock issued in a business
       acquisition                                            $         0      $   909,000      $ 1,297,000
                                                              ===========      ===========      ===========
     Value of common stock retired in satisfaction of
       shareholder loans                                      $   679,000      $         0      $         0
                                                              ===========      ===========      ===========





           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BUSINESS:

       Digital Solutions, Inc. (the Company) was incorporated under the laws of the State of New Jersey on November 25, 1969. The Company, with its subsidiaries, provides a broad spectrum of human resource services including professional employer services, payroll processing, human resource administration and placement of temporary and permanent employees.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation-

         The accompanying consolidated financial statements include those of DSI, a New Jersey Corporation and its wholly-owned subsidiaries; DSI Contract Staffing, DSI Staff ConnXions, Digital Insurance Services, Inc., DSI Staff ConnXions of Mississippi, DSI Staff ConnXions - Southwest, MLB Medical Staffing, Inc., Ram Technical Services, Inc. and DSI Staff Rx, Inc. The results of operations of acquired companies (see
         Note 3) have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

       Use of Estimates-

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Revenue Policy-

         The Company recognizes revenue in connection with its professional employer organization program (PEO) and its temporary placement service program when the services have been provided. Revenues are recorded based on the Company's billings to customers, with the corresponding cost of providing those services reflected as direct operating expenses. Payroll services, commissions and other fees for administrative services are recognized as revenue as the related service is provided.

       Equipment and Improvements-

         Equipment and improvements are stated at cost. Depreciation and amortization are provided using straight-line and accelerated methods over the estimated useful asset lives (3 to 5 years) and the shorter of the lease term or estimated useful life for leasehold improvements.

       Goodwill-

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the acquisition date and is being amortized on a straight line basis over 20 years for substantially all of the Company's acquisitions (see Note 3). Amortization expense charged to operations was approximately $415,000 for 1996, $327,000 for 1995 and $74,000 for 1994. Amortization expense for 1996 and 1995, includes a provision for goodwill impairment, as described below.

         During 1995, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of certain of the acquisitions described in Note 3 experiencing operating cash flow losses for the current period, the Company, utilizing the present value of estimated future cash flows from these operations discounted at a rate of return (15%), determined that some impairment had occurred in certain of these acquisitions. As a result, the Company charged approximately $195,000 and $180,000 of additional amortization to depreciation and amortization for the year ended September 30, 1996 and 1995, respectively. Had the Company applied the measurement criteria prescribed by SFAS 121 in prior years, the effect would not have been material.

       Insurance Programs-

         The Company maintains a variety of large deductible insurance policies (see Note 9) to cover its exposure to claims for medical, workers' compensation and general liability on both a per occurrence and aggregate basis. Provisions have been made in the financial statements which represent the expected future payments based on individual case reserves plus an estimate for claims that have been incurred but not reported as of the balance sheet date.

       Net Income (Loss) Per Common Share-

         Net income (loss) per common share is based upon the weighted average number of shares outstanding as well as the dilutive effect of stock options and warrants (see Note 10). Dividends on preferred stock of approximately $98,000 were declared and paid in 1994 and deducted from earnings available for common shares. Outstanding stock options and warrants have not been considered in the computations of net loss per common share in 1996 and 1995 since their effect was antidilutive.

       Statement of Cash Flows-

         For purposes of the statements of cash flows, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

       Reclassifications-

         Certain reclassifications have been made to the prior year financial statements to conform them to the 1996 presentation.

(3)  ACQUISITIONS:

       The following acquisitions have been accounted for under the purchase method of accounting. Accordingly, the results of operations of these entities have been included in the consolidated financial statements of the Company since the date of acquisition.

         Turnkey Services, Inc.-

           In May 1995, the Company, through its subsidiary, DSI Staff ConnXions-Southwest, purchased certain assets of a PEO company located in El Paso, Texas, Turnkey Services, Inc. The assets acquired included the customer lists and all owned and leased assets utilized by Turnkey in its business operations, subject to interest of equipment lessors. In consideration for the assets, the Company paid to Turnkey $784,000 in cash and a note payable (see Note 8) and issued common stock in the amount of $166,000. In addition, the Company incurred approximately $200,000 in transaction costs and recorded goodwill of approximately $989,000 associated with this acquisition.

           If this acquisition had been included in the consolidated financial statements for the entire year ended September 30, 1995, the effect would not have been significant.

         Staff Rx, Inc.-

           In November 1994, the Company acquired certain assets of several affiliated contract staffing firms through the Company's wholly-owned subsidiary DSI-Staff Rx, Inc. in exchange for $200,000 in cash and a promissory note for $1,300,000. In addition, the Company incurred approximately $266,000 in transaction costs and recorded goodwill of approximately $1,766,000, associated with this acquisition.

           In March 1995, the Company issued 360,000 shares of its common stock which was valued at $743,000. This was used to satisfy part of the aforementioned promissory note. The balance was paid in cash.

           If this acquisition had been included in the consolidated financial statements for the entire year ended September 30, 1995, the effect would not have been significant.

         M & B Staff Management, Inc.-

           In September 1994, the Company completed the acquisition of certain assets of an employee leasing business, M & B Staff Management, Inc. ("M & B"). Pursuant to the terms of the acquisition, the Company also entered into noncompete agreements with certain shareholders and employees of M & B. The business assets of M & B and the noncompete agreements were acquired for 205,128 shares of the Company's common stock. The Company recorded goodwill of approximately $740,000 associated with this acquisition.

           If this acquisition had been included in the consolidated financial statements for the entire year ended September 30, 1994, the effect would not have been significant.

         The Alternative Source, Inc.,
         MLB Medical Staffing, Inc.,
         and RAM Technical Services, Inc.-

           In January 1994, the Company through its wholly-owned subsidiary corporations, acquired the assets of The Alternative Source, Inc. ("TAS") and the shares of MLB Medical Staffing, Inc. ("MLB") and RAM Technical Services, Inc., three affiliated companies based in Houston, Texas. TAS is engaged in the PEO business, MLB is engaged in the nurse staffing business and RAM is engaged in contract employee staff leasing business. In consideration of the foregoing, DSI paid the sellers $200,000 in cash, issued a note for $25,000 and issued an aggregate of 416,221 shares of the Company's stock, of which a portion was held in escrow pending the fulfillment of certain sales and performance criteria by the sellers.

           As of the closing date of acquisition, the Company recorded goodwill of approximately $1,201,000. In accordance with the earn-out provisions of the purchase agreement, in May 1995, the Company retired 112,714 shares held in escrow and reduced the purchase price and amount of goodwill by $254,000.

           If this acquisition had been included in the consolidated financial statements for the entire year ended September 30, 1994, the effect would not have been significant.

         DSI Staff Leasing of Mississippi, Inc.-

           In November 1993, the Company purchased certain assets of Staff Leasing of Mississippi, Inc., a PEO company, in exchange for cash, a two-year promissory note and 50,000 shares of the Company's common stock. In connection with this acquisition, the Company recorded goodwill of approximately $244,000 and a covenant not to compete in the amount of $25,000.

           If this acquisition had been included in the consolidated financial statements for the entire year ended September 30, 1994, the effect would not have been significant.

(4)  NOTES DUE FROM OFFICERS:

       Notes due from officers at September 30, 1996 and 1995 consists of following-

                                                                     1996             1995
                                                                     ----             ----
Notes receivable, bearing interest at 8% per annum, with interest and principal due March, 1996.  The notes are secured by
523,532 shares of the Company's common stock.(A)                      $      0     $578,000

Notes receivable, bearing interest at 8% and 10% per annum,
respectively, with interest and principal due December, 1996
The note is collateralized by 100,000 shares of common stock            92,000       82,000

Notes receivable bearing interest at 8% per annum, with
principal and interest due January, 1997.  The notes are
collateralized by 35,000 shares of the Company's common stock           44,000       38,000
                                                                      --------     --------

                                                                      $136,000     $698,000
                                                                      ========     ========


         (A) During 1996, notes due from officers amounting to $679,000, including accrued interest, were settled through the officers' remittance of 107,130 shares of the Company's common stock to the Company. The number of shares exchanged was based upon the fair market value of the shares remitted on the date of the settlement.

(5)  INCOME TAXES:

       At September 30, 1996, the Company had available net operating loss carryforwards of approximately $4,827,000 to reduce future periods' taxable income. The Company's deductible temporary differences are not significant. The carryforwards expire in various years beginning in 2005 and extending through 2011.

       The Company has recorded a $760,000 deferred tax asset at September 30, 1996 and 1995. This represents management's estimate of the income tax benefits to be realized upon utilization of a portion of its net operating losses for which management believes utilization to be more likely than not. In order for the Company to realize a $760,000 tax benefit, the Company would have to generate approximately $2,000,000 in future taxable income. Management believes the Company's operations can generate sufficient taxable income to realize this tax asset as a result of recent business developments, its ability to meet its operating plan as well as the resolution of significant past problems which had adversely affected the Company in prior years.

       The income tax benefit reflected in the consolidated statement of operations for 1995 and 1994 represents a portion of the recorded deferred tax asset described above.

       At September 30, 1996 an analysis of the Company's deferred income tax asset is as follows-

           Net operating loss carryforwards available at September 30, 1995                             $4,858,000
           Net operating loss carryforwards generated during 1996                                                0
           Net operating loss carryforwards utilized for the year ended
             September 30, 1996                                                                            (31,000)
                                                                                                   ---------------
                             Net operating loss carryforwards available at
                               September 30, 1996                                                        4,827,000

           Average combined Federal and State income tax rate                                                   36%
                                                                                                   ---------------

                             Gross deferred income tax asset                                             1,738,000

           Less, valuation allowance                                                                      (978,000)

                                                                                                   ---------------

                             Deferred income tax asset                                                    $760,000
                                                                                                   ===============


(6)  SHORT-TERM BORROWINGS:

       In February 1995, the Company entered into a one year revolving line facility (the "Line") with a bank which was subsequently extended and modified. Under the terms of the current agreement, the Company may borrow up to the lesser of $3,500,000 (including letters of credit -- see
       Note 9), or 75% of eligible accounts receivable, as defined. The Company is obligated to make monthly payments of interest on the outstanding amounts at the bank's floating base rate plus two and one-half percent (13.25% at September 30, 1996). As of September 30, 1996, the Company had $138,000 available under this facility based upon the borrowing base calculation.

       The Line is collateralized by substantially all of the Company's accounts receivable and contains certain covenants, including an interest coverage ratio, current ratio, total liabilities (as defined) to tangible net worth (as defined) ratio and total tangible capital funds (as defined). As of September 30, 1996, the Company was in compliance with these financial covenants, however, the line has matured. The Company is presently negotiating with the bank to develop mutually agreeable terms and conditions in response to the Company's request for extending the line. While the Company believes it will be able to negotiate such terms and renew the line, in the event that this does not occur, the Company is pursuing other financing alternatives.

       During 1995, the Company issued approximately $1,975,000 of Subordinated Bridge Notes to various investors. The notes bore interest at a rate of 12% per annum (which was increased to 16% in November, 1995 in consideration for extending the maturity date) and were repaid in full in 1996. In connection with the issuance of these notes, the Company also granted these investors warrants to purchase the Company's common stock (see Note 10).

       Other information with respect to short term borrowings for 1996 and 1995 is as follows-

                                                                                   1996                1995
                                                                             -----------------    ----------------


         Balance at end of period                                                 $2,907,000           $5,019,000
         Maximum amount outstanding during period                                  5,019,000            5,065,000
         Weighted average balance outstanding during the
           period                                                                  3,382,000            3,277,000
         Weighted average interest rate during the period                           12.31%               10.98%


(7)  ACCRUED EXPENSES AND
     OTHER CURRENT LIABILITIES:

       Accrued expenses and other current liabilities at September 30, 1996 and 1995 consist of the following-

                                                                                     1996               1995
                                                                                  ----------         ----------

         Payroll and payroll taxes                                                $1,888,000           $808,000
         Worker's compensation insurance reserves                                    631,000            785,000
         Legal and financing costs                                                   100,000            400,000
         Other                                                                       298,000          1,193,000
                                                                                     -------          ---------


                                                                                  $2,917,000         $3,186,000
                                                                                  ==========         ==========




(8)  LONG-TERM DEBT:

       Long-term debt at September 30, 1996 and 1995 consists of the following-

                                                                       1996            1995
                                                                  ------------    -------------



Note payable due to sellers as a result of the acquisition of
  Turnkey Services, Inc. (see Note 3)                             $         0      $   391,000
Note payable with a financing company dated July 1995
  The note bears interest at 7.9% and is payable in equal
  monthly installments through March 1996                                   0          385,000
Note payable with a financing company dated September
  1995.  The note bears interest of 5.7% and is payable in
  equal monthly installments through November 1995                          0           90,000
Other                                                                 188,000          225,000
                                                                  -----------      -----------

                                                                      188,000        1,091,000

Less-Current portion                                                 (88,000)        (958,000)
                                                                  -----------      -----------

                                                                  $   100,000      $   133,000
                                                                  ===========      ===========

       Maturities of long-term debt as of September 30, 1996 are as follows-

   Year Ending
  September 30
------------------
1997                     $ 88,000
1998                       72,000
1999                       16,000
2000                       12,000
                         --------

                         $188,000
                         ========


(9)  COMMITMENTS AND CONTINGENCIES:

       Leases-

         In November 1991, the Company entered into a lease for its corporate headquarters facility. The lease term extends 69 months with fixed monthly payments of $18,000. The Company recognized rent expense of $253,000 under this lease in 1996, 1995 and 1994. Rent expense under all operating leases was $627,000 in 1996, $384,000 in 1995 and $290,000 in 1994.

       Minimum payments under noncancellable lease obligations at September 30, 1996 are as follows-

 Year Ending
September 30
------------
1997                       $388,000
1998                        106,000
1999                        110,000
2000                         40,000
2001                         24,000
                           --------

                           $668,000
                           ========


       Workers' Compensation Policy-

         The Company maintains a large deductible insurance policy with a national insurance carrier for claims under its workers' compensation plan. In addition to administering all the claims for the Company, the insurance carrier also develops reserve factors on each claim (that may or may not materialize after the claim is fully investigated). As of September 30, 1996, the Company had reserved approximately $631,000 for the settlement of future claims as well as $97,000 for current claims and recognized approximately $1,332,000 as its share of premiums collected in excess of claims and fees paid and established reserves for the year ended September 30, 1996.

         Currently, the Company establishes its reserves for workers compensation claims in accordance with generally accepted accounting principles (GAAP). Under GAAP, there are two acceptable methods of establishing reserves. A company may establish reserves based upon all incurred, but not reported claims, as well as an estimate for claims incurred, but not reported (IBNR), or the Company may establish reserves based upon an actuarial determination of the ultimate cost of settling those claims (fully developed claims). The Company currently establishes its reserves using an IBNR methodology. Based upon an actuarial assumption of fully developed claims, if the Company were to establish its reserves under that methodology, the Company's reserves at September 30, 1996 would have amounted to approximately $1,260,000.

         The Company has outstanding letters of credit as of September 30, 1996 amounting to approximately $1,600,000. These letters of credit are required to collateralize unpaid claims in connection with the workers compensation insurance policy and can only be drawn upon by the beneficiary if the Company does not perform according to the terms of the related agreement. The Company has collateralized these letters of credit by maintaining compensating restricted cash balances amounting to $1,155,000 and utilizing approximately $445,000 of amounts available under its line of credit.

       Legal Proceedings-

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

         The Company issued 1,783,334 shares in the name of LNB and delivered the shares to a depository to secure the first portion of the loan of $1,000,000. In January 1996, the Company determined that the shares pledged as collateral had been transferred and sold in violation of the loan and finance agreement. As a result, the financing agreement was terminated and never funded. Through the efforts of the Company, 1,258,334 of these shares were recovered and the Company received proceeds of $229,000 for a portion of the 525,000 shares not recovered.

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

         At September 30, 1996 the Company is involved in various other legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, none of these proceedings would have a material effect, if adversely decided, on the consolidated financial position or results of operations of the Company.

         During 1996, the Company resolved several matters in its favor. As a result, approximately $515,000 in reserves established in prior years were reversed and reflected as a reduction of selling, general and administrative expenses.

(10)   SHAREHOLDERS' EQUITY

         Private Placements-

           In November, 1995, the Company issued in a private placement 500 Shares of $.10 par value Series B Convertible Preferred Stock. Holders of the preferred stock were entitled to dividends of $60 per annum, payable semiannually and had the right to convert up to 50% of their shares at any time after 41 days from the date of issuance of the Series B Preferred Stock and 100% after 60 days after issuance into the Company's common stock at a conversion price equaled to 75% of the average closing price at the date of conversion. In January 1996, holders of the Company's preferred stock exercised their conversion privilege and received 421,792 shares of the Company's common stock. The Company realized net proceeds of $437,000 from the proceeds of this offering.

           Additionally, during 1996 the Company raised an additional $4,089,000, net of expenses through a private placement of 1,882,228 shares of its common stock. The proceeds from these offerings were used in part to pay down the balance on the Subordinated Bridge Notes, collateralize letters of credit issued to secure the Company's workers' compensation program (see Note 9) and for working capital needs.

       Stock Warrants -

         The following is a summary of the outstanding warrants to purchase the Company's common stock at September 30, 1996 as a result of various debt and equity offerings that have occurred since the Company's inception:

                                                                  Exercise Price Per        Number of Shares of
            Exercise Period From          Exercise Period            Common Share          Common Stock Reserved
                                                To
            ----------------------     ----------------------    ---------------------    -------------------------
            September 1991             October 2001                      0.75                     100,000
            October 1991               October 1996                      1.00                      50,000
            October 1991               October 1996                      2.25                      14,500
            June 1993                  June 1998                         0.75                     206,965
            August 1993                August 1998                       0.75                         800
            September 1993             September 1998                    1.06                      50,000
            November 1993              November 1998                     1.19                       5,000
            January 1995               January 2000                      2.59                     196,850
            April 1995                 April 2000                        2.50                       5,000
            December 1995              December 2000                     1.56                      15,000
            June 1996                  June 2001                         2.70                     164,513
                                                                                              -------------
                                                                                                  808,628
                                                                                              =============


       Stock Option Plans -

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

         The Non-Executive Director Stock Option Plan (the "Director Plan"), provides for the issuance of options for the purchase of up to 500,000 shares of common stock. Eligible participants are directors of the Company who are also not employees of the Company and nonemployee directors of any advisory board established by the Company. Under the terms of the Director Plan, the exercise price of options granted will equal 100% of the fair market value of the common stock at the date the options are granted. Options will be granted to eligible participants as follows: 5,000 upon becoming nonexecutive directors and 5,000 each September 1, commencing September 1, 1990 provided such person had been eligible for the preceding 12 months. Directors of advisory boards will receive on each September 1 an option to purchase 10,000 shares of common stock, providing such director has served as a director of the advisory board for the previous 12 month period. The term of each option commences on the date it is granted and expires five years from grant date unless terminated sooner as provided in the Director Plan.

         The Senior Management Incentive Plan (the "Management Plan") provides for the issuance of stock, options and other stock rights to executive officers and other key employees who render significant services to the Company. Under the terms of the Management Plan, the exercise price of options granted will equal 100% of the fair market value of the common stock at the date the options are granted. A total of 5,000,000 shares of common stock have been reserved for issuance under the Management Plan. Awards made under the Management Plan are generally subject to three-year vesting periods (subject to the discretion of the Board of Directors), but may become exercisable in full upon certain "change of control" events as defined in the Management Plan.

         The following tables summarizes the activity in the Company's stock option plans for the year ended September 30, 1996 and 1995.

                                    Options                                                                      Options
                                  Outstanding                                                                  Outstanding
                                 September 30,                                                                September 30,
                Plan                  1995              Granted           Canceled          Exercised              1996
         -------------------    -----------------    --------------    ---------------    ---------------    -----------------
         Employee Plan                 186,964            131,500             6,655              63,251             248,558
         Director Plan                  70,000             31,250                 0              30,000              71,250
         Management
           Plan                      1,451,500            350,000           123,054             700,906             977,540
                                -----------------    --------------    ---------------    ---------------    -----------------

                                     1,708,464            512,750           129,709             794,157           1,297,348
                                =================    ==============    ===============    ===============    =================

                                    Options                                                                      Options
                                  Outstanding                                                                  Outstanding
                                 September 30,                                                                September 30,
                Plan                  1994              Granted           Canceled          Exercised              1995
         -------------------    -----------------    --------------    ---------------    ---------------    -----------------

         Employee Plan                 287,765             36,500             2,500             134,801             186,964
         Director Plan                 100,000             20,000                 0              50,000               7,000
         Management
           Plan                      2,439,625            482,500            50,000           1,420,625           1,451,500
                                -----------------    --------------    ---------------    ---------------    -----------------

                                     2,827,390            539,000            52,500           1,605,426           1,708,464
                                =================    ==============    ===============    ===============    =================


         During 1996, certain individuals exercised options by delivering to the Company shares previously purchased in consideration for the option price. The amounts reflected in additional paid in capital are net of the value of the shares redeemed by the Company.

       Options outstanding as of September 30, 1996 become exercisable as follows-



                                Exercise
               Plan              Price            Total            1996             1997           1998          Thereafter
         -----------------    -------------    -------------   --------------    -----------    ------------   ---------------


         Employee                 $0.75-           248,558          116,541          46,497         52,480         33,040
           Plan                   $6.50

         Director                 $0.81-            71,250           40,000          31,250              0              0
           Plan                   $2.6875

         Management                $.875-          977,540          600,040         151,499        119,000        107,001
           Plan                   $5.8125
                                               -------------   --------------    -----------    ------------   ---------------

                                                 1,297,348          756,581         229,246        171,480        140,040
                                               =============   ==============    ===========    ============   ===============


         In 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." The new standard specifies permissible methods for valuing compensation attributable to stock options, as well as certain required disclosures. The Company is required to adopt the new standard no later than October 1, 1996. The Company intends to continue to follow the current method used to measure compensation cost attributable to stock options which is one of the permissible methods under the new standard. A result, while additional disclosures will be required in subsequent years, adoption of the new standard will not have an effect on the consolidated financial statements.

                                                                     SCHEDULE II

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



                                                     (c) Additions           (d)
                                   (b) Balance         Charged to       Deductions -
                                   at Beginning        Costs and             Net            (e) Other         (f) Balance
       (a) Description               of Year            Expenses         Write-Offs         Adjustment       at End of Year
------------------------------    ---------------    ---------------    --------------    ---------------    ---------------
Allowance for doubtful
accounts, year ended-

     September 30, 1996              $150,000            $462,000          ($273,000)               $0            $339,000
                                   =============     ==============     ==============    ===============     =============

     September 30, 1995               $99,000            $153,000          ($102,000)               $0            $150,000
                                   =============     ==============     ==============    ===============     =============

     September 30, 1994               $43,000             $56,000                 $0                $0             $99,000
                                   =============     ==============     ==============    ===============     =============

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL SOLUTIONS, INC.

                                          /s/George J. Eklund
                                          ------------------------------------
                                          George J. Eklund
                                          Chief Executive Officer and Director

Dated: January 13, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/George J. Eklund                  Chief Executive Officer                         January 13, 1997
----------------------------------   and Director
George J. Eklund

/s/Karl W. Dieckmann                 Chairman of the Board                           January 13, 1997
--------------------------------
Karl W. Dieckmann

/s/John H. Ewing                     Director                                        January 13, 1997
--------------------------------
Senator John H. Ewing

/s/Alfred C. Koeppe                  Director                                        January 13, 1997
--------------------------------
Alfred C. Koeppe

/s/William J. Marino                 Director                                        January 13, 1997
--------------------------------
William J. Marino

/s/Steven B. Sands                   Director                                        January 13, 1997
--------------------------------
Steven B. Sands

/s/Raymond J. Skiptunis              Director                                        January 13, 1997
--------------------------------
Raymond J. Skiptunis

/s/Kenneth P. Brice                  Chief Financial Officer                         January 13, 1997
--------------------------------
Kenneth P. Brice

                                              EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
-----------       -----------
  2.1    --       Agreement for purchase of Temp-Staff, Inc. (Exhibit 3 to Form 8-K dated May
                  17, 1990)

  2.2    --       Agreement for purchase of X-L Technical Corp. (Exhibit 2a to Form 8-K dated
                  October 3l, 1990)

  2.3    --       Agreement for the purchase of the business and assets of Anne Christine Clark, Inc.

  3.1    --       Amended and Restated Certificate of Incorporation of Registrant (Exhibit A to
                  Definitive Proxy Material dated July 20, 1990)

  3.2    --       Certificate of Designation of Series A Preferred Stock (Exhibit 3.2 to form
                  10-K for fiscal year ended September 30, 1991)

  3.3    --       Certificate of Amendment changing the name of TSI to SCI (Exhibit 3.3 to form 10-
                  K for fiscal year ended September 30, 1991)

  3 (c)  --       By-Laws of Registrant (Exhibit 10.1 to Form 8-K dated March 2l, 1990)

 10.2    --       Employment Agreement with Donald Kappauf (Exhibit 3 to Form 8-K dated May 17,
                  1990)

 10.4    --       Agreement between Registrant and First Fidelity Bank, N.A. (Exhibit 10.4 to
                  form 10-K for fiscal year ended September 30, 1991)

 10.5    --       Agreement between Registrant and Midlantic Banks, Inc. dated October 11, 1991
                  (Exhibit 10.5 to form 10-K for fiscal year ended September 30, 1991)

 10.6          -- Lease dated 10/15/91 for office space at 4041 Hadley Road,
                  South Plainfield, New Jersey (Exhibit 10.6 to form 10-K for fiscal year ended September 30, 1991)

 10.7    --       Employment Agreement between Karl Dieckmann and the Company dated
                  November 1,  1991 (Exhibit 10.7 to form 10-K for fiscal year ended September
                  30,1991)

 10.10   --       Employment Contract between David L. Clark and the Company dated January 1,
                  1993

 10.11   --       Bridge financing between Katie and Adam Bridge Partners, L.P. and the Company in June 1993.

 10.12   --       Sales representation agreement between Sid A. Robinson, III and the Company dated April 14, 1993.

 10.13   --       Agreement between Staff Leasing of Mississippi, Inc. and the Company for
                  purchase of business and assets dated November 4, 1993.

 10.15   --       Employment agreement between George J. Eklund and the Company dated
                  September  19, 1994.

 10.15.1* -       Employment agreement between George J. Eklund and the Company dated March
                  12, 1996

 10.16   --       Agreement between Registrant and United Jersey Bank Central, NA on the  revolving loan facility

 11.0    --       Computation of Earnings per Share

 21.0 *  --       Subsidiaries

 23.1 *  --       Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1996 into the Company's registration Statement on form S-3 file number 33-85526.

 23.2 *  --       Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1996 into the Company's registration Statement on form S-3 file number 33-70928.

 23.3 *  --       Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1996 into the Company's registration Statement on form S-3 file number 33-91700.

 23.4 *  --       Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1996 into the Company's registration Statement on form S-3 file number 33-09313.

 27.  *  --       Financial Data Schedule.

-----------------------------------------------
*Filed Herewith.
