Form 10-Q
period 1996-12-31
DIGITAL SOLUTIONS INC
filed 1997-02-14
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            ________________________
                                    FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1996
                              -------------------

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ------------------

                           Commission File No. 0-18492
                                              --------

                             DIGITAL SOLUTIONS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                   22-1899798
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)

4041 Hadley Road, South Plainfield, NJ                     07080
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (908) 561-1200
--------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes /X/                        No    / /

19,091,187 shares of Common Stock, par value $.001 per share, were outstanding as of February 7, 1997.

                                     1 of 15

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                December 31, 1996


                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I - Financial Information

Item 1.           Consolidated Balance Sheets as of
                  December 31, 1996 (Unaudited) and
                  September 30, 1996                                          3

                  Consolidated Statements of
                  Income for the three months ended
                  December 31, 1996 and 1995 (Unaudited)                      5

                  Consolidated Statements of Cash Flows for the
                  three months ended December 31, 1996 and 1995
                  (Unaudited)                                                 6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                 7

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations               10


Part II - Other Information

Item 1.                    Legal Proceedings                                  12

Item 5.                    Other Information                                  12

Item 6.                    Exhibits and Reports on Form 8-K                   13


Signatures                                                                    14





                                     2 of 15

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                           DECEMBER 31,      SEPTEMBER 30,
                                                                               1996              1996
                                                                           ------------      ------------
                                                                           (Unaudited)
ASSETS

CURRENT ASSETS

                 Cash                                                      $          -      $          -
                 Restricted Cash (Note 3)                                       811,000         1,155,000
                 Accounts receivable, net of allowance                        7,825,000         6,338,000
                 Notes due from officers                                         76,000           136,000
                 Other current assets                                           507,000           189,000
                      Total current assets                                 ------------      ------------
                                                                              9,219,000         7,818,000
EQUIPMENT AND IMPROVEMENTS

                 Equipment                                                     2,883,000         2,883,000
                 Leasehold improvements                                          180,000           180,000
                                                                            ------------      ------------
                                                                               3,063,000         3,063,000
                 Accumulated depreciation and amortization
                                                                               2,285,000         2,226,000
                                                                            ------------      ------------
                                                                                 778,000           837,000

DEFERRED TAX ASSET                                                               760,000           760,000

GOODWILL, net of amortization                                                  4,716,000         4,780,000

OTHER ASSETS                                                                     550,000           605,000
                                                                            ------------      ------------

                 TOTAL ASSETS                                               $ 16,023,000      $ 14,800,000
                                                                            ============      ============


        The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                                                      DECEMBER 31      SEPTEMBER 30,
                                                                                         1996              1996
                                                                                     ------------      ------------
                                                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
                 Short-term borrowings                                               $  3,017,000      $  2,907,000
                 Current portion of long-term debt                                        131,000            88,000
                 Accounts payable                                                       1,669,000         1,620,000
                 Accrued expenses and other current liabilities                         3,559,000         2,917,000
                                                                                     ------------      ------------
                      Total current liabilities                                         8,376,000         7,532,000

LONG-TERM DEBT                                                                             64,000           100,000
                                                                                     ------------      ------------
                      Total Liabilities                                                 8,440,000         7,632,000

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
                 Common Stock, $.001 par value; authorized 40,000,000 shares;
                      issued and outstanding 19,079,669 and 18,786,609 at
                      December 31, 1996 and September 30, 1996, respectively               19,000            19,000
                 Additional paid-in capital                                            13,071,000        12,857,000
                 Accumulated deficit                                                   (5,507,000)       (5,708,000)
                                                                                     ------------      ------------
                      Total shareholders' equity                                        7,583,000         7,168,000
                                                                                     ------------      ------------

                 TOTAL LIABILITIES AND EQUITY                                        $ 16,023,000      $ 14,800,000
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

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                            FOR THE THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1996             1995
                                                               ----             ----
OPERATING REVENUES                                          $ 30,885,000    $ 23,090,000

DIRECT OPERATING EXPENSES                                     28,370,000      20,916,000
                                                            ------------    ------------

        Gross profit                                           2,515,000       2,174,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   2,061,000       1,619,000

DEPRECIATION AND AMORTIZATION                                    179,000         139,000
                                                            ------------    ------------
        Income from operations                                   275,000         416,000
                                                            ------------    ------------
OTHER INCOME (EXPENSE)
        Interest and other income                                 17,000          58,000
        Interest expense                                         (91,000         (82,000)
                                                            ------------    ------------
                                                                 (74,000         (24,000)
                                                            ------------    ------------

        Income before tax                                        201,000         392,000

INCOME TAX EXPENSE                                                     -               -
                                                            ------------    ------------

NET INCOME                                                  $    201,000    $    392,000
                                                            ============    ============

NET INCOME PER COMMON SHARE                                 $       0.01    $       0.03
                                                            ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                               20,097,204       14,280,774
                                                           ============     ============



        The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            FOR THE THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1996             1995
                                                               ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                   $   201,000      $   392,000
                                                             -----------      -----------
Adjustments to reconcile net income to net
   cash used in operating activities:
   Depreciation and amortization                                 179,000          140,000
   Provision for doubtful accounts                                13,000           82,000
   Amortization of rent deferral                                      --           (7,000)

Changes in operating assets and liabilities:
   Accounts receivable                                        (1,500,000)        (463,000)
   Other current assets                                         (318,000)        (203,000)
   Notes due from officers                                        60,000               --
   Accounts payable, accrued expenses and
     other current liabilities                                   733,000         (166,000)
                                                             -----------      -----------

               Net cash used in operating activities            (632,000)        (225,000)
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment and improvements                                --          (28,000)
                                                             -----------      -----------

               Net cash used in investing activities                  --          (28,000)
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

(Repayments) proceeds from borrowings on revolving
     line of credit - net                                        110,000          (70,000)
Repayments of long-term debt                                     (36,000)         (16,000)
(Repayments) proceeds from subordinated bridge loan                              (250,000)
Proceeds from reduction of required Letters of Credit            344,000
Proceeds from issuance of common stock and
     exercise of common stock options and warrants - net         214,000          835,000
                                                             -----------      -----------

               Net cash provided by financing activities         632,000          499,000
                                                             -----------      -----------

Net increase in cash and cash equivalents                             --          246,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      --           20,000
                                                             -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $        --      $   266,000
                                                             ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                     $    80,868      $    97,000
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






                                     7 of 15

         Revenue Policy

         The Company recognizes revenue in connection with its PEO business and its temporary placement service program when the services have been provided. The corresponding cost of providing those services are reflected as direct operating expenses. Payroll services, commissions and other fees for administrative services are recognized as revenue as the related service is provided.

         Equipment and Improvements

         Equipment and improvements are stated at cost. Depreciation and amortization are provided using straight-line and accelerated methods over the estimated useful asset lives (3 to 5 years) and the shorter of the lease term or estimated useful life for leasehold improvements.

         Goodwill

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on a straight line basis over 20 years for substantially all of the Company's acquisitions.

         Earnings Per Common Share

         Earnings per common share are based upon the weighted average number of shares outstanding as well as the dilutive effect of stock options and warrants. The dilutive effect of stock options and warrants was to increase the weighted average number of shares outstanding by 1,133,046 shares for the quarter ended December 31, 1996

         Statements of Cash Flows

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(3)      COMMITMENTS AND CONTINGENCIES

         In connection with the Company's workers compensation insurance policy, the insurance company develops reserve factors on each claim that may or may not materialize after the claim is fully investigated. Generally Accepted Accounting Principles require that all incurred, but not paid claims, as well as an estimate for


                                     8 of 15
         claims incurred, but not reported (IBNR), be accrued on the balance sheet as a current liability, although a portion of the claims may not be paid in the following 12 months. As of December 31, 1996 and September 30, 1996, this accrual amounted to $790,000 and $630,000, respectively. During the three months ended December 31, 1996 and 1995, the Company recognized approximately $345,000 and $380,000, respectively, as its share of premiums collected in excess of claims and fees paid and established reserves.

         The Company has outstanding letters of credit amounting to $1,266,000 as of December 31, 1996. The letters of credit are required to collateralize unpaid claims in connection with the workers compensation insurance policy and can only be drawn upon by the beneficiary if the Company does not perform according to the terms of the related agreement. The Company has collateralized these letters of credit by maintaining compensating restricted cash balances of $810,000 and utilizing $455,000 of amounts available under its line of credit.

(4)      SHAREHOLDERS' EQUITY

         During the first quarter of fiscal 1997, $214,000 was raised from the exercise of stock options and warrants.


                                     9 of 15

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). Digital Solutions, Inc. (the "Company") desires to avail itself of certain "safe harbor provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Memorandum involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with the Company's recent losses (prior to the December 31, 1996 quarter), the Company's ongoing need for a new credit facility, need for additional capital, risks of recently consummated acquisitions as well as future acquisitions, effects of competition and technological changes and dependence upon key personnel.

         The Company's operating revenues for the three months ended December 31, 1996 and 1995 were $30,885,000 and $23,090,000, respectively, which represents an increase of $7,795,000 or 34%. This increase is due to the efforts of the internal sales force to continually bring in new business which accounted for all the increase. PEO services accounted for $7,047,000 or 90% of the increase in new billings.

         Direct Operating Expenses were $28,370,000 for the three months ended December 31, 1996 and $20,916,000 for the comparable period last year, representing an increase of $7,454,000 or 36%. In the quarter ended December 31, 1995 profits from workers' compensation were recorded as a reduction in selling, general and administrative ("SG&A"), whereas in the quarter ended December 31, 1996 these profits were recorded as a reduction of direct operating expenses. After adjusting direct operating expenses in the quarter ended December 31, 1995 to account for workers' compensation profits in the same manner as done in the quarter ended December 31, 1996, direct operating expenses for the quarter ended December 31, 1996 increased $ 7,834,000 or 38% over the comparable period last year. This increase represents the corresponding higher costs associated with the increase in revenue and a greater mix of PEO business.

         Gross Profit was $2,515,000 and $2,174,000 for the quarters ended December 31, 1996 and 1995, respectively, or an increase of $341,000 or 16%. After adjusting the quarter ended December 31, 1995 for the change in accounting for the workers' compensation profits as mentioned above, gross profit for this period was $ 2,554,000 or essentially the same as the quarter ended December 31, 1996. Gross profit, as a percent of revenue, was 8.1% for the quarter ended December 31, 1996 and 11.1% for the same period last year after the workers' compensation adjustment. This reduction in gross profit percent reflects the company's continued drive towards PEO services which have a lower margin as a percentage of revenue than payroll services or contract services, but which adds more dollars of gross profit per client than these other services.

Selling, general and administrative ("SG&A") costs were $2,061,000 for the quarter ended December 31, 1996 and $1,619,000 for the quarter ended December 31, 1995 or an increase of $442,000 or 27%. After adjusting the quarter ended December 31, 1995 for the change in accounting for workers' compensation profits as mentioned above, SG&A for the quarter ended December 31, 1996 increased $ 62,000 or 3.1% over the comparable period last year. This small increase reflects management's efforts to continue to control SG&A expenses.

         Net income for the three months ended December 31, 1996 and 1995 was $201,000 and $392,000 respectively. This decrease in net income is attributed to a change in


                                    10 of 15
accounting for medical costs which resulted in a $ 65,000 higher charge against earnings in the first quarter of fiscal 1997; an anticipated and desired loss of some business in the Southwest from the first quarter of fiscal 1996 which accounted for approximately $ 51,000 in gross profit (desired loss due to subsequent workers' compensation exposure or credit difficulties); increased depreciation and amortization charges of $ 40,000 to reflect the increased write-offs established in fiscal 1996; and $ 35,000 less in workers' compensation profits.


                                    11 of 15

Liquidity and Capital Resources

         The Company's working capital as of December 31, 1996 amounted to $843,000 or a ratio of 1.10 to one versus $286,000 as of December 31, 1995 or
1.04 to one. This improvement includes capital contributions through the exercise of options and warrants of $214,000 plus a $344,000 contribution from the reduction in the amount of cash required to collateralize the Company's workers' compensation program (see below).

In February 1995, the Company entered into a one year revolving line facility (the "Line") with a bank which was subsequently extended on four occasions and modified. Each loan extension has been for limited periods of time. Under the terms of the current agreement, the Company may borrow up to the lesser of $3,500,000 (including letters of credit), or 75% of eligible accounts receivable, as defined. The Company is obligated to make monthly payments of interest on the outstanding amounts at the bank's floating base rate plus two and one-half percent (10.75% at December 31, 1996).

The Line is collateralized by substantially all of the Company's accounts receivable. However, the line has matured and the Company is presently unable to borrow any further under the line. The Company is presently negotiating with the bank to develop mutually agreeable terms and conditions in response to the Company's request for extending the line. The bank has proposed certain minimum weekly payments by the Company of $10,000. While the Company believes it will be able to negotiate terms and renew the line, in the event that this does not occur, the Company is pursuing other financing alternatives.

In addressing the capital needs of the Company, management is presently in negotiation with a potential lender to provide a line of credit to replace the matured line. As currently being discussed, this facility will be secured by substantially all assets of the Company and will be available based on a percentage of eligible receivables. Management believes that this facility, if obtained, will be sufficient to cover its cash needs for the foreseeable future. There can be no assurance that the Company will be successful in its efforts to obtain a new line of credit.

         In December 1996, due to favorable trends in losses in its workers' compensation program, the Company's carrier reduced its letter of credit requirement from $1,600,000 to $1,150,000 which resulted in $450,000 of additional cash available. Of this availability, $344,000 has been added to working capital during the quarter ended December 31, 1996.












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

         At December 31, 1996 the Company is involved in various other legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, none of these proceedings would have a material effect, if adversely decided, on the consolidated financial position or results of operations of the Company.


Item 5.           Other information

                  On October 9, 1996 the Company announced it had signed a letter of intent to acquire the assets of a Texas PEO company.
         The acquisition was subject to due diligence, negotiation and execution of a final agreement, which is ongoing. No assurance can be given that the accquisition will be consummated.


                                    13 of 15

Item 6.         Exhibits and Reports on Form 8-K

(a)     Exhibits - None

(b)     Reports on Form 8-K

none filed during the quarter ended December 31, 1996.

                                    14 of 15

                                   SIGNATURES




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DIGITAL SOLUTIONS, INC.
                                             (Registrant)



                                              /s/ George J. Eklund
                                             -----------------------------------
                                             George J. Eklund
                                             Chief Executive Officer


                                             /s/ Donald T. Kelly
                                             -----------------------------------
                                             Donald T. Kelly
                                             Chief Financial Officer

Date:  February 14, 1997


                                    15 of 15