Form 10-Q
period 1997-03-31
DIGITAL SOLUTIONS INC
filed 1997-05-20
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997

                                       OR



[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                  Yes X                        No

19,108,427 shares of Common Stock, par value $.001 per share, were outstanding as of May 12, 1997.

                                     1 of 18

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                 March 31, 1997


                                Table of Contents

                                                                                Page No.
                                                                                --------
Part I - Financial Information

Item 1.           Consolidated Balance Sheets as of
                  March 31, 1997 (Unaudited) and
                  September 30, 1996                                               3

                  Consolidated Statements of
                  Income for the three months ended
                  March 31, 1997 and 1996 (Unaudited)                              5

                  Consolidated Statements of
                  Income for the six months ended
                  March 31, 1997 and 1996 (Unaudited)                              6

                  Consolidated Statements of Cash Flows for the
                  six months ended March 31, 1997 and 1996
                  (Unaudited)                                                      7

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                      8

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations                    11


Part II - Other Information

Item 1.           Legal Proceedings                                                16

Item 5.           Other Information                                                17

Item 6.           Exhibits and Reports on Form 8-K                                 17

Signatures                                                                         18

                                     2 of 18

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                             MARCH 31,          SEPTEMBER 30,
                                                               1997                 1996
                                                            -----------        -----------
                                                            (Unaudited)
ASSETS

CURRENT ASSETS

           Cash                                             $   648,000        $        --
           Restricted Cash                                      738,000          1,155,000
           Accounts receivable, net of allowance              6,984,000          6,338,000
           Notes due from officers                                   --            136,000
           Other current assets                                 443,000            189,000
                                                            -----------        -----------
                Total current assets                          8,813,000          7,818,000

EQUIPMENT AND IMPROVEMENTS

           Equipment                                          2,958,000          2,883,000
           Leasehold improvements                               182,000            180,000
                                                            -----------        -----------
                                                              3,140,000          3,063,000

           Accumulated depreciation and amortization          2,349,000          2,226,000
                                                            -----------        -----------
                                                                791,000            837,000

DEFERRED TAX ASSET                                              760,000            760,000

GOODWILL, net of amortization                                 4,468,000          4,780,000

OTHER ASSETS                                                    421,000            605,000
                                                            -----------        -----------

           TOTAL ASSETS                                     $15,253,000        $14,800,000
                                                            ===========        ===========

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                 MARCH 31,          SEPTEMBER 30,
                                                                                   1997                 1996
                                                                               ------------         ------------
                                                                                (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
           Short-term borrowings                                               $  2,957,000         $  2,907,000
           Current portion of long-term debt                                         93,000               88,000
           Accounts payable                                                       2,121,000            1,620,000
           Accrued expenses and other current liabilities                         5,380,000            2,917,000
                                                                               ------------         ------------
                Total current liabilities                                        10,551,000            7,532,000

LONG-TERM DEBT                                                                       56,000              100,000

OTHER LIABILITIES                                                                   300,000                   --
                                                                               ------------         ------------
                Total Liabilities                                                10,907,000            7,632,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
           Common Stock, $.001 par value; authorized 40,000,000 shares;
                issued and outstanding 19,096,707 and 18,786,609 at
                March 31, 1997 and September 30, 1996, respectively                  19,000               19,000
           Additional paid-in capital                                            13,076,000           12,857,000
           Accumulated deficit                                                   (8,749,000)          (5,708,000)
                                                                               ------------         ------------
                Total shareholders' equity                                        4,346,000            7,168,000
                                                                               ------------         ------------

           TOTAL LIABILITIES AND EQUITY                                        $ 15,253,000         $ 14,800,000
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

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           FOR THE THREE MONTHS
                                                                MARCH 31,
                                                    ---------------------------------
                                                        1997                  1996
                                                    ------------         ------------
OPERATING REVENUES                                  $ 30,225,000         $ 24,017,000

DIRECT OPERATING EXPENSES                             28,633,000           21,864,000
                                                    ------------         ------------

            Gross profit                               1,592,000            2,153,000
                                                    ------------         ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           4,307,000            1,669,000

DEPRECIATION AND AMORTIZATION                            438,000              117,000
                                                    ------------         ------------

            Income (loss) from operations             (3,153,000)             367,000
                                                    ------------         ------------

OTHER INCOME (EXPENSE)
            Interest and other income                     16,000                7,000
            Interest expense                            (105,000)             (55,000)
                                                    ------------         ------------
                                                         (89,000)             (48,000)
                                                    ------------         ------------

NET INCOME (LOSS)                                   $ (3,242,000)        $    319,000
                                                    ============         ============


NET INCOME (LOSS) PER COMMON SHARE                  $      (0.17)        $       0.02
                                                    ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                        19,085,036           15,561,454
                                                    ============         ============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            FOR THE SIX MONTHS
                                                                 MARCH 31,
                                                    ---------------------------------
                                                        1997                 1996
                                                    ------------         ------------
OPERATING REVENUES                                  $ 61,110,000         $ 47,107,000

DIRECT OPERATING EXPENSES                             57,003,000           42,780,000
                                                    ------------         ------------

            Gross profit                               4,107,000            4,327,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           6,368,000            3,288,000

DEPRECIATION AND AMORTIZATION                            617,000              256,000
                                                    ------------         ------------

            Income (loss) from operations             (2,878,000)             783,000
                                                    ------------         ------------

OTHER INCOME (EXPENSE)
            Interest and other income                     33,000               65,000
            Interest expense                            (196,000)            (137,000)
                                                    ------------         ------------
                                                        (163,000)             (72,000)
                                                    ------------         ------------

NET INCOME (LOSS)                                   $ (3,041,000)        $    711,000
                                                    ============         ============


NET INCOME (LOSS) PER COMMON SHARE                  $      (0.16)        $       0.05
                                                    ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                        19,021,425           14,921,114
                                                    ============         ============

         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  FOR THE SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                                -------------------------------
                                                                                    1997                1996
                                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                        $(3,041,000)        $   711,000
                                                                                -----------         -----------
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                             617,000             256,000
          Provision for doubtful accounts                                         1,052,000              86,000
          Amortization of rent deferral                                                  --             (42,000)
          Other non cash items                                                      967,000

       Changes in operating assets and liabilities:
          Accounts receivable                                                    (1,698,000)           (712,000)
          Other current assets                                                     (254,000)            (46,000)
          Notes due from officers                                                   136,000                  --
          Accounts payable, accrued expenses and
            other current liabilities                                             2,142,000            (959,000)
                                                                                -----------         -----------

                      Net cash used in operating activities                         (79,000)           (706,000)
                                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and improvements                                      (105,000)            (57,000)

                      Net cash used in investing activities                        (105,000)            (57,000)
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       (Repayments) proceeds from borrowings on revolving
            line of credit - net                                                     50,000             (93,000)
       Repayments of long-term debt                                                 (44,000)           (372,000)
       Repayments of subordinated bridge loan                                            --          (1,888,000)
       Proceeds from reduction of required Letters of Credit                        417,000                  --
       Proceeds from issuance of common stock                                            --           4,498,000
       Proceeds from issuance of common stock and
            exercise of common stock options and warrants - net                     229,000             402,000
                                                                                -----------         -----------

                      Net cash provided by financing activities                     652,000           2,547,000
                                                                                -----------         -----------

       Net increase in cash and cash equivalents                                    468,000           1,784,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         --              20,000
                                                                                -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   468,000         $ 1,804,000
                                                                                ===========         ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for interest                                 $   183,135         $   137,000
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

         The accompanying consolidated financial statements include those of DSI, a New Jersey Corporation and its wholly-owned subsidiaries; DSI Contract Staffing, DSI Staff ConnXions, Staff ConnXions - Northeast, Inc., DSI Staff ConnXions of Mississippi, DSI Staff ConnXions - Southwest, MLB Medical Staffing, Inc., and DSI Staff Rx, Inc. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

                                     8 of 18

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

         Earnings/(Loss) Per Common Share

         Earnings/(Loss) per common share are based upon the weighted average number of shares outstanding. In March 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards Number 128, (Earnings Per Share) [(SFAS No. 128)]. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior year earnings per share. If the Company had adopted SFAS No. 128 for the three and six months ended March 31, 1997 there would have been no effect on earnings per share.

         Statements of Cash Flows

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

(3)  COMMITMENTS AND CONTINGENCIES

         In connection with the Company's workers' compensation insurance policy, the insurance company develops reserve factors on each claim that may or may not materialize after the claim is fully investigated. Generally Accepted Accounting Principles require that all incurred, but not paid claims, as well as an estimate for claims incurred, but not reported (IBNR), be accrued on the balance sheet as a current liability, although a portion of the claims may not be paid in the following 12 months. As of March 31, 1997 and September 30, 1996, this accrual amounted to $1,200,000 and $630,000, respectively.

                                    9 of 18

         During the six months ended March 31, 1997 and 1996, the Company recognized approximately $517,000 and $541,000, respectively, as its share of premiums collected in excess of claims and fees paid and established reserves.

         The Company has outstanding letters of credit amounting to $1,193,000 as of March 31, 1997. The letters of credit are required to collateralize unpaid claims in connection with the workers'

         compensation insurance policy and can only be drawn upon by the beneficiary if the Company does not perform according to the terms of the related agreement. The Company has collateralized these letters of credit by maintaining compensating restricted cash balances of $738,000 and utilizing $455,000 of amounts available under its line of credit.

(4)  SHAREHOLDERS' EQUITY

         During the second quarter of fiscal 1997, $15,000 was raised from the exercise of stock options and warrants.

                                    10 of 18

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). Digital Solutions, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Memorandum involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with the Company's recent losses, the Company's ongoing need for a new credit facility, need for additional capital, risks of recently consummated acquisitions as well as future acquisitions, effects of competition and technological changes and dependence upon key personnel.

         The Company's operating revenues for the three months ended March 31, 1997 and 1996 were $30,225,000 and $24,017,000, respectively, which represents an increase of $6,208,000 or 25.9%. For the six months ended March 31, 1997 and 1996, the Company's operating revenue were $61,110,000 and $47,107,000, respectively, which represents an increase of $14,003,000 or 29.7%. This increase is due to the efforts of the internal sale force to continually bring in new business which accounted for all of the increase. PEO services accounted for 85% of the growth while the balance is attributed to the Company's staffing business.

         Direct Operating Expenses were $28,633,000 for the three months ended March 31, 1997 and $21,864,000 for the comparable period last year, representing an increase of $6,769,000 or 31%. Profits from the Company's workers' compensation program for the first four months of Fiscal 1996 were recorded as a reduction in Selling, General and Administrative ("SG&A") expenses while subsequent to that they were recorded as a reduction in Direct Costs. In the second quarter of Fiscal 1996, $113,000 of workers' compensation profit was recorded as a credit to SG&A. In addition, the second quarter of fiscal 1997 included one-time

                                    11 of 18
charges amounting to $678,000 primarily related to a revised methodology in evaluating workers' compensation reserves. The quarter ending March 31, 1997 also included an expense for underbilled/excess charges for medical expenses in the amount of $206,000, $142,000 of which pertained to Fiscal 1996. After adjusting for these changes, direct costs increased $5,998,000 or 27.6%. As a percentage of revenue, and on a restated basis, direct costs for the three months ending March 31, 1997, and 1996 were 91.8% and 90.6%, respectively. These increases represent the corresponding higher costs associated with the increase in revenue and a greater mix of PEO business. For the six months ending March 31, 1997 and 1996, direct costs increased $14,223,000 or 33.2%, from $42,780,000 to $57,003,000, respectively. The workers' compensation profit recorded as a reduction of SG&A in the first six months of fiscal 1996 was $493,000 while the first six months of fiscal 1997 Direct Costs included $284,000 in underbilled/excess charges for medical expenses. After adjusting for the treatment of the workers' compensation profit, one-time charges, and medical expenses, direct costs increased $13,754,000 or 32.5%. As a percentage of revenue, and on a restated basis, direct costs for the six months ending March 31, 1997 and 1996 were 91.7% and 90%, respectively. These increases were attributed to the increase in the PEO business.

         Gross profits were $1,592,000 and $2,153,000 for the quarters ended March 31, 1997 and 1996, respectively, or a decrease of $561,000. After adjusting for the one-time charges and medical expenses in the quarter ended March 31, 1997, and for the workers' compensation profit in the quarter ended March 31, 1996, gross profits for both periods were $2,476,000 and $2,266,000, respectively. In light of the adjustments made in the fourth quarter of 1996 and the application of conservative accounting controls taken in the second quarter of 1997, management believes the gross profit of the second quarter of 1997 represents a larger improvement over the second quarter of 1996 as reported. Restated gross profits, as a percentage of revenue, were 8.2% and 9.4% for the quarters ended March 31, 1997 and 1996, respectively. For the six months ended March 31, 1997 and 1996, gross profits decreased to $4,107,000 from $4,327,000, respectively. After considering the previously discussed adjustments, gross profits for the six months ended March 31, 1997 and 1996 were $5,069,000 and $4,820,000, respectively (See management's statement above). As a percentage of revenue, restated gross profits for the six months ended March 31, 1997 and 1996 were 8.3% and 10.2% respectively.

                                    12 of 18

         SG&A costs for the quarters ended March 31, 1997 and 1996 were $4,307,000 and $1,669,000, respectively, for an increase of $2,638,000 or 158%.
Included in the second quarter 1997 SG&A costs were $1,973,000 of adjustments resulting from a review of the Company's current business and the application of the Company's conservative accounting controls as follows:

- $1,002,000 to increase the Company's bad debt reserve. The Company has intensified its campaign to recover all past due accounts. While the Company has met with success and has collected over $1,200,000 in past due accounts to date, and continues to vigorously pursue them, it has decided to increase its reserve to avoid future exposure in certain accounts.
-        $300,000 to absorb miscellaneous charges.
-        $124,000 to correct unrecorded 1996 expenses.
-        $102,000 to establish a vacation pay accrual.
-        $81,000 to change method of accounting for supplies.
-        $93,000 to establish a reserve for anticipated severance costs.
-        $271,000 various other miscellaneous items.

The SG&A for the quarter ended March 31, 1996 included $333,000 in credits due to the reversal of prior period reserves as well as $113,000 in workers' compensation profit that are now recorded as a reduction in direct costs. After accounting for these adjustments, SG&A for the quarters ended March 31, 1997 and 1996 were $2,334,000 and $2,115,000 or an increase of 10.4%. For the six months ended March 31, 1997 and 1996, SG&A increased to $6,368,000 from $3,288,000, respectively. After reflecting the previously discussed adjustments, adjusting for an additional $380,000 of workers' compensation profit recorded in the first quarter of 1996 as a reduction of SG&A, and adjusting for $51,000 of severance pay previously recorded in the first quarter of Fiscal 1997, SG&A for the six months ended March 31, 1997 and 1996 were $4,344,000 and $4,114,000, respectively, or an increase of 5.6%

         Depreciation and amortization for the quarters ended March 31, 1997 and 1996 increased to $438,000 from $117,000, respectively, or $321,000. Of this increase, $261,000 was due to the writing off of all intangible assets of Digital Insurance Services Inc. while the balance was due to increased levels of depreciable assets. Although the intangible assets of Digital Insurance Inc. were still considered to have value, the management of the Company elected to abandon these assets since it was decided not to remain in the insurance business. For the

                                    13 of 18
six month period ended March 31, 1997 and 1996, depreciation and amortization increased to $617,000 from $256,000, respectively, or $361,000, for similar reasons.

         Net loss for the quarter ended March 31, 1997 was ($3,242,000) versus net income of $319,000 for the similar period in 1996. This decrease of $3,561,000 is attributed to the following:

- $3,100,000 of adjustments booked in the second quarter of fiscal 1997 of which $2,208,000 were non-cash charges as discussed above.
-        $333,000 of reserve reversals recorded in the second quarter of 1996.
-        $128,000 of negative miscellaneous items.

         For the six months ended March 31, 1997 the Company reported a loss of $3,041,000 versus a profit of $711,000 in the similar period of 1996. This decrease in earnings of $3,752,000 is attributed to the same reasons discussed for the second quarter.

                                    14 of 18

Liquidity and Capital Resources

         The Company's working capital as of March 31, 1997 decreased to ($1,738,000) versus $286,000 as of September 30, 1996. The decrease reflects a review of the Company's current business and the application of the Company's conservative accounting control.

         In February 1995, the Company entered into a one year revolving line facility (the "Line") with a bank which was subsequently extended on five occasions and modified. Each loan extension has been for limited periods of time. Under the terms of the current agreement, the Company may not borrow any additional funds available on the line and must make weekly principal payments of $10,000. The Company is obligated to make monthly payments of interest on the outstanding amounts at the bank's floating base rate plus two and one-half percent (11% at March 31, 1997).

         The Line is collateralized by substantially all of the Company's accounts receivable. However, the line has matured as of April 30, 1997. The Company has negotiated a six month extension of the line with the bank at the same terms, with the exception of interest which will be based upon the bank's floating base rate plus three percent (11.5% at May 1, 1997).

         In addressing the capital needs of the Company, management is presently in negotiation with a potential lender to provide a line of credit to replace the line. As currently being discussed, this facility will be secured by substantially all assets of the Company and will be available based on a percentage of eligible receivables. There can be no assurance that the company will be successful in its efforts to obtain a new line of credit.

         In December 1996, due to favorable trends in losses in its workers' compensation program, the Company's carrier reduced its letter of credit requirement from $1,610,000 to $1,193,000 which resulted in $417,000 of additional cash available. Of this availability, $344,000 has been added to working capital during the quarter ended December 31, 1996 while the balance of $73,000 was added to working capital during the quarter ended March 31, 1997.





                                     PART II
                                OTHER INFORMATION

                                    15 of 18

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

         At March 31, 1997 the Company is involved in various other legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, none of these proceedings would have a material effect, if adversely decided, on the consolidated financial position or results of operations of the Company.

                                    16 of 18

Item 5.           Other Events

                  The Company had previously addressed a Letter of Intent to acquire a PEO business located in Texas. The Company has terminated such discussions.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits - None

(b)      Reports on Form 8-K

none filed during the quarter ended March 31, 1997.

                                    17 of 18

                                   SIGNATURES




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         DIGITAL SOLUTIONS, INC.
                                         (Registrant)



                                          /s/ George J. Eklund
                                         --------------------------------------
                                         George J. Eklund
                                         Chief Executive Officer


                                         /s/ Donald T. Kelly
                                         --------------------------------------
                                         Donald T. Kelly
                                         Chief Financial Officer

Date:  May 20, 1997

                                    18 of 18