Form 10-Q/A
period 1997-03-31
DIGITAL SOLUTIONS INC
filed 1997-07-11
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-Q/A


                               Amendment No. 1


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

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  FOR THE SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                                -------------------------------
                                                                                    1997                1996
                                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                        $(3,041,000)        $   711,000
                                                                                -----------         -----------
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
          Depreciation and amortization                                             617,000             256,000
          Provision for doubtful accounts                                         1,052,000              86,000
          Amortization of rent deferral                                                  --             (42,000)
          Other non cash items                                                    1,147,000

       Changes in operating assets and liabilities:
          Accounts receivable                                                    (1,698,000)           (712,000)
          Other current assets                                                     (254,000)            (46,000)
          Notes due from officers                                                   136,000                  --
          Accounts payable, accrued expenses and
            other current liabilities                                             2,142,000            (959,000)
                                                                                -----------         -----------

                      Net cash used in operating activities                        (101,000)           (706,000)
                                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and improvements                                      (105,000)            (57,000)

                      Net cash used in investing activities                        (105,000)            (57,000)
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       (Repayments) proceeds from borrowings on revolving
            line of credit - net                                                     50,000             (93,000)
       Repayments of long-term debt                                                 (44,000)           (372,000)
       Repayments of subordinated bridge loan                                            --          (1,888,000)
       Proceeds from reduction of required Letters of Credit                        417,000                  --
       Proceeds from issuance of common stock                                            --           4,498,000
       Proceeds from issuance of common stock and
            exercise of common stock options and warrants - net                     229,000             402,000
                                                                                -----------         -----------

                      Net cash provided by financing activities                     652,000           2,547,000
                                                                                -----------         -----------

       Net increase in cash and cash equivalents                                    648,000           1,784,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         --              20,000
                                                                                -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   648,000         $ 1,804,000
                                                                                ===========         ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for interest                                 $   183,135         $   137,000
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

                                    17 of 18

                                   SIGNATURES




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form
10-Q to be signed on its behalf by the undersigned thereunto duly authorized.




                                         DIGITAL SOLUTIONS, INC.
                                         (Registrant)



                                          /s/ Louis J. Monari
                                         --------------------------------------
                                         Louis J. Monari
                                         Vice President


                                         /s/ Donald T. Kelly
                                         --------------------------------------
                                         Donald T. Kelly
                                         Chief Financial Officer

Date:  July 1, 1997

                                    18 of 18