Form 10-Q
period 1997-06-30
DIGITAL SOLUTIONS INC
filed 1997-08-13
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1997

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

19,141,760 shares of Common Stock, par value $.001 per share, were outstanding as of August 12, 1997.

                                    1 of 16

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                  June 30, 1997


                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I - Financial Information

Item 1.           Consolidated Balance Sheets as of
                  June 30, 1997 (Unaudited) and
                  September 30, 1996                                        3

                  Consolidated Statements of
                  Income for the three months ended
                  June 30, 1997 and 1996 (Unaudited)                        5

                  Consolidated Statements of
                  Income for the nine months ended
                  June 30, 1997 and 1996 (Unaudited)                        6

                  Consolidated Statements of Cash Flows for the
                  nine months ended June 30, 1997 and 1996
                  (Unaudited)                                               7

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                               8

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations            11


Part II - Other Information

Item 1.           Legal Proceedings                                        16

Item 5.           Other Information                                        17

Item 6.           Exhibits and Reports on Form 8-K                         17

Signatures                                                                 18

                                    2 of 16

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                       JUNE 30,     SEPTEMBER 30,
                                                         1997           1996
                                                     -----------    -------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS

       Cash                                          $   879,000     $      --
       Restricted Cash                                   738,000       1,155,000
       Accounts receivable, net of allowance           5,656,000       6,338,000
       Notes due from officers                              --           136,000
       Other current assets                              482,000         189,000
                                                     -----------     -----------
            Total current assets                       7,755,000       7,818,000

EQUIPMENT AND IMPROVEMENTS

       Equipment                                       2,999,000       2,883,000
       Leasehold improvements                            199,000         180,000
                                                     -----------     -----------
                                                       3,198,000       3,063,000

       Accumulated depreciation and amortization       2,419,000       2,226,000
                                                     -----------     -----------
                                                         779,000         837,000

DEFERRED TAX ASSET                                       760,000         760,000

GOODWILL, net of amortization                          4,406,000       4,780,000

OTHER ASSETS                                             374,000         605,000
                                                     -----------     -----------

       TOTAL ASSETS                                  $14,074,000     $14,800,000
                                                     ===========     ===========



         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                          JUNE 30,       SEPTEMBER 30,
                                                                            1997             1996
                                                                        ------------     -------------
                                                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Short-term borrowings                                            $  2,827,000      $  2,907,000
       Current portion of long-term debt                                      36,000            88,000
       Accounts payable                                                    1,897,000         1,620,000
       Accrued expenses and other current liabilities                      4,729,000         2,917,000
                                                                        ------------      ------------
            Total current liabilities                                      9,489,000         7,532,000

LONG-TERM DEBT                                                                56,000           100,000

OTHER LIABILITIES                                                            262,000              --
                                                                        ------------      ------------
            Total Liabilities                                              9,807,000         7,632,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
       Common Stock, $.001 par value; authorized 40,000,000 shares;
            issued and outstanding 19,108,427 and 18,786,609 at
            June 30, 1997 and September 30, 1996, respectively                19,000            19,000
       Additional paid-in capital                                         13,054,000        12,857,000
       Accumulated deficit                                                (8,806,000)       (5,708,000)
                                                                        ------------      ------------
            Total shareholders' equity                                     4,267,000         7,168,000
                                                                        ------------      ------------

       TOTAL LIABILITIES AND EQUITY                                     $ 14,074,000      $ 14,800,000
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

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                     FOR THE THREE MONTHS
                                                            JUNE 30,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
REVENUES                                         $ 31,185,000      $ 26,791,000

DIRECT EXPENSES                                    28,908,000        24,474,000
                                                 ------------      ------------

       Gross profit                                 2,277,000         2,317,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        2,034,000         1,907,000

DEPRECIATION AND AMORTIZATION                         213,000           208,000
                                                 ------------      ------------

       Income (loss) from operations                   30,000           202,000
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
       Interest and other income                        1,000            75,000
       Interest expense                               (88,000)         (116,000)
                                                 ------------      ------------
                                                      (87,000)          (41,000)
                                                 ------------      ------------

                    Income/(loss) before tax          (57,000)          161,000

INCOME TAX (EXPENSE) BENEFIT                             --              (1,000)

                                                 ------------      ------------
NET INCOME (LOSS)                                $    (57,000)     $    160,000
                                                 ============      ============



NET INCOME (LOSS) PER COMMON SHARE               $      (0.00)     $       0.01
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                     19,103,854        19,167,152
                                                 ============      ============


         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                       FOR THE NINE MONTHS
                                                            JUNE 30,
                                                 ------------------------------
                                                      1997             1996
                                                 ------------      ------------
REVENUES                                         $ 92,295,000      $ 73,898,000

DIRECT EXPENSES                                    85,911,000        67,254,000
                                                 ------------      ------------

      Gross profit                                  6,384,000         6,644,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        8,402,000         5,195,000

DEPRECIATION AND AMORTIZATION                         830,000           464,000
                                                 ------------      ------------

      Income (loss) from operations                (2,848,000)          985,000
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
      Interest and other income                        34,000           150,000
      Interest expense                               (284,000)         (253,000)
      Other expense                                      --             (10,000)
                                                 ------------      ------------
                                                     (250,000)         (113,000)
                                                 ------------      ------------

                  Income/(loss) before tax         (3,098,000)          872,000

INCOME TAX (EXPENSE) BENEFIT                             --              (1,000)

                                                 ------------      ------------
NET INCOME (LOSS)                                $ (3,098,000)     $    871,000
                                                 ============      ============



NET INCOME (LOSS) PER COMMON SHARE               $      (0.16)     $       0.05
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING                                     19,048,901        16,336,460
                                                 ============      ============


         The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                   DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                FOR THE NINE     FOR THE NINE
                                                                   MONTHS           MONTHS
                                                                  JUNE 30,         JUNE 30,
                                                                ------------     ------------
                                                                   1997             1996
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                    $(3,098,000)         871,000
                                                                -----------      -----------
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                                   830,000          464,000
    Provision for doubtful accounts                               1,085,000           98,000
    Amortization of rent deferral                                        --          (42,000)
    Other non cash items                                          1,109,000               --

  Changes in operating assets and liabilities:
    Accounts receivable                                             403,000       (1,289,000)
    Other current assets                                           (293,000)         143,000
    Notes due from officers                                         136,000         (134,000)
    Accounts payable, accrued expenses and
      other current liabilities                                     369,000       (1,177,000)
                                                                -----------      -----------

        Net cash (used in) provided by operating activities         541,000       (1,066,000)
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment and improvements                           (163,000)         (99,000)
                                                                -----------      -----------

        Net cash used in investing activities                      (163,000)         (99,000)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  (Repayments) proceeds from borrowings on revolving
    line of credit - net                                            (80,000)        (625,000)
  Repayments of long-term debt                                      (44,000)        (907,000)
  Repayments of subordinated bridge loan                                 --       (1,887,000)
  Proceeds from reduction of required Letters of Credit             417,000               --
  Proceeds from issuance of common stock and
    exercise of common stock options and warrants - net             208,000        6,791,000
                                                                -----------      -----------

        Net cash (used in) provided by financing activities         501,000        3,372,000
                                                                -----------      -----------

  Net increase in cash and cash equivalents                         879,000        2,207,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         --           20,000
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   879,000      $ 2,227,000
                                                                ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the period for interest                      $   265,000      $   253,000
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


                                    8 of 16

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

         Earnings/(Loss) Per Common Share

         Earnings/(Loss) per common share are based upon the weighted average number of shares outstanding. In March 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards Number 128, (Earnings Per Share) [(SFAS No. 128)]. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior year earnings per share. If the company had adopted SFAS No. 128 for the three and nine months ended June 30, 1997 there would have been no effect on earnings per share.

         Statements of Cash Flows

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.



                                    9 of 16

(3)  COMMITMENTS AND CONTINGENCIES

         In connection with the Company's former workers' compensation insurance policy which expired on April 1, 1997, the insurance company develops reserve factors on each claim that may or may not materialize after the claim is fully investigated. Generally Accepted Accounting Principles require that all incurred, but not paid claims, as well as an estimate for claims incurred, but not reported (IBNR), be accrued on the balance sheet as a current liability, although a portion of the claims may not be paid in the following 12 months. As of June 30, 1997 and September 30, 1996, this accrual amounted to $870,000 and $630,000, respectively. With the implementation of the Company's new workers' compensation insurance program the Company fully funds the maximum loss as required on a monthly basis. Accordingly, no workers' compensation reserve is maintained. During the nine months ended June 30, 1997 and 1996, the Company recognized approximately $694,000 and $1,018,000, respectively, as its share of premiums collected in excess of claims and fees paid. The decrease in reported workers' compensation profit is due to the revised methodology in evaluating the Company's exposure as reported in the Company's second fiscal quarter 10Q and the new insurance program.

         The Company has outstanding letters of credit amounting to $1,193,000 as of June 30, 1997. The letters of credit are required to collateralize unpaid claims in connection with the Company's former workers' compensation insurance policy and can only be drawn upon by the beneficiary if the Company does not perform according to the terms of the related agreement. The Company has collateralized these letters of credit by maintaining compensating restricted cash balances of $738,000 and utilizing $455,000 of amounts available under its line of credit. The Company's current policy does not require a letter of credit because the Company fully funds the maximum loss as required on a monthly basis.

(4)  SHAREHOLDERS' EQUITY

         During the third quarter of fiscal 1997, $5,000 of proceeds was received from the exercise of stock options and warrants.

                                    10 of 16

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

         The Company's revenues for the three months ended June 30, 1997 and 1996 were $31,185,000 and $26,791,000, respectively, which represents an increase of $4,394,000 or 16.4%. For the nine months ended June 30, 1997 and 1996, the Company's revenue were $92,295,000 and $73,898,000, respectively, which represents an increase of $18,397,000 or 24.9%. This increase is due to the efforts of the internal sales force to continually bring in new business which accounted for all of the increase. PEO services accounted for 83% of the growth while the balance is attributed to the Company's staffing business.

         Direct expenses were $28,908,000 for the three months ended June 30, 1997 and $24,474,000 for the comparable period last year, representing an increase of $4,434,000 or 18.1%. Of this increase, $296,000 is due to reporting less profit on the workers' compensation program in the quarter ended June 30, 1997 due to the revised methodology in evaluating workers' compensation reserves and the new insurance program. As a percentage of revenue, direct expenses for the three months ending June 30, 1997 and 1996 were 92.7% and 91.4%, respectively. These increases represent the corresponding higher costs associated with the increase in revenue and a greater mix of PEO business plus lower workers' compensation profit. For the nine months ending June 30, 1997 and 1996, direct expenses increased $18,657,000 or 27.7%, from $67,254,000 to
$85,911,000, respectively. The workers' compensation profit recorded as a reduction of Selling, General & Administrative ("S G & A") expenses in the first nine months of

                                    11 of 16
fiscal 1996 was $493,000, while the first nine months of fiscal 1997 direct expenses included $308,000 in under-billed/excess charges for medical expenses. After adjusting for the treatment of the workers' compensation profit, one-time charges of $678,000 recorded in the second quarter of 1997 (primarily due to increased workers' compensation charges), and medical expenses, direct expenses increased $18,164,000 or 27.2%. As a percentage of revenue, and on an adjusted basis, direct expenses for the nine months ending June 30, 1997 and 1996 were 92.0% and 90.3%, respectively. These increases were attributed to the increase in the PEO business.

         Gross profits were $2,277,000 and $2,317,000 for the quarters ended June 30, 1997 and 1996, respectively, or a decrease of $40,000. Included in the decrease is $ 296,000 of less workers' compensation profit reported in 1997 as previously discussed. Gross profits, as a percentage of revenue, were 7.3% and 8.7% for the quarters ended June 30, 1997 and 1996, respectively. For the nine months ended June 30, 1997 and 1996, gross profits decreased to $6,384,000 from $6,644,000, respectively. After considering the previously discussed adjustments, gross profits for the nine months ended June 30, 1997 and 1996 would have been $7,370,000 and $7,137,000, respectively. Reflected in the nine months 1997 earnings is $324,000 less workers' compensation profit than 1996. As a percentage of revenue, adjusted gross profits for the nine months ended June 30, 1997 and 1996 would have been 8.0% and 9.7% respectively.

         SG&A costs for the quarters ended June 30, 1997 and 1996 were $2,034,000 and $1,907,000, respectively, for an increase of $127,000 or 6.7%.
Included in the third quarter 1996 SG&A costs were $359,000 of credits due to the reversal of prior period reserves no longer deemed necessary and other balance sheet adjustments. After adjusting for these credits, SG&A for the quarter ended June 30, 1996 would have been $2,266,000. Therefore, SG&A in the quarter ended June 30, 1997 actually decreased by $232,000 or 10.0% over the similar period in 1996, reflecting management's continued efforts to reduce overhead costs. For the nine months ended June 30, 1997 and 1996, SG&A increased to $8,402,000 from $5,195,000, respectively. After adjusting for the previously discussed $359,000 in credits, $333,000 in similar credits reported in the second fiscal quarter of 1996 and $493,000 of workers' compensation profit recorded as a reduction in 1996's SG&A costs, the SG&A for the nine months ended June 30, 1996 would have been $6,380,000. After adjusting for the $1,973,000 of charges recorded in the second quarter of 1997 ($1,000,000 of which was to increase the bad debt reserve with the balance for other miscellaneous items) and for $51,000 of severance pay recorded in the first quarter of 1997, SG&A for the nine months ended June 30, 1997 would have been $6,378,000, essentially the same as the adjusted SG&A for the similar period in 1996.


         Depreciation and amortization for the quarters ended June 30, 1997 and 1996 increased to $213,000 from $208,000, respectively, or $5,000. For the nine month period ended June 30, 1997 and 1996, depreciation and amortization increased to $830,000 from

                                    12 of 16

$464,000, respectively, or $366,000, due to the write off of all the intangible asset of Digital Insurance Services Inc. recorded in the second fiscal quarter of 1997.

          Net loss for the quarter ended June 30, 1997 was ($57,000) versus net income of $160,000 for the similar period in 1996. This decrease of $217,000 is attributed to $296,000 in less workers' compensation profit in 1997 and $359,000 in credits booked in 1996 as previously mentioned.

         For the nine months ended June 30, 1997 the Company reported a loss of $3,098,000 versus a profit of $871,000 in the similar period of 1996. This decrease in earnings of $3,969,000 is attributed to less workers' compensation profit of $324,000 booked in 1997, $3,100,000 of adjustments booked in the second quarter of 1997 and $692,000 of credits recorded in 1996.

Liquidity and Capital Resources

         The Company's working capital as of June 30, 1997 decreased to ($1,734,000) versus $286,000 as of September 30, 1996. The decrease reflects a review of the Company's current business and the application of the Company's conservative accounting controls.

         In February 1995, the Company entered into a one year revolving line facility (the "Line") with a bank which was subsequently extended on six occasions and modified. Each loan extension has been for limited periods of time. Under the terms of the current agreement, which expires on October 31, 1997, the Company may not borrow any additional funds available on the line and must make weekly principal payments of $10,000. The Company is obligated to make monthly payments of interest on the outstanding amounts at the bank's floating base rate plus three (11.25% at June 30, 1997). The Line is collateralized by all of the Company's accounts receivable as well as all of it's other assets.

         To address the capital needs of the Company, management is presently in discussions with several potential lenders to provide a new line of credit. As currently being discussed, this facility will be secured by substantially all assets of the Company and will be available based on a percentage of eligible receivable. There can be no assurance that the Company will be successful in its efforts to obtain a new line of credit.

         In December 1996, due to favorable trends in losses in its workers' compensation program, the Company's carrier reduced it's letter of credit required from $1,610,000 to $1,193,000 which resulted in $417,000 of additional cash available. Of this availability, $344,000 has been added to working capital during the quarter ended December 31, 1996 while the balance of $73,000 was added to working capital during the quarter ended March 31, 1997.

                                    13 of 16

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

         The Company issued 1,783,334 shares in the name of LNB and delivered the shares to a depository to secure the first portion of the loan of $1,000,000. In January 1996, the Company determined that the shares pledged as collateral had been transferred and sold in violation of the loan and finance agreement. As a result, the financing agreement was terminated and never funded. Through the efforts of the Company, 1,258,334 of these shares were recovered and the Company received proceeds of $230,000 for a portion of the 525,000 shares not recovered.

         In March 1996, the Company commenced action against LNB, Donaldson, Lufkin & Jenrette Securities Corporation and other individuals to recover damages on account of the wrongful sale of the Company's common stock. On July 2, 1997, the Company settled the action. Without admitting or denying the allegations in the complaint, the defendants agreed to pay $676,000 of which $426,000 has been paid with the balance of $250,000 to be paid by LNB on or before August 4, 1997. The payment was not made by LNB as of August 12, 1997. The Company has commenced collection proceedings. The subsequent payment is secured by a confession of judgment and a mortgage in the amount of $625,000. The payments under the settlement agreement are in addition to $330,000 previously received from LNB bringing the total recovered to approximately $1,006,000, assuming LNB complies with the terms of the settlement and remits the last payment of $250,000. The agreement also provides that upon payment of all sums due under the settlement agreement, LNB shall be deemed to have made full restitution to the Company for the claims alleged in the action.

                                    14 of 16

         At June 30, 1997 the Company is involved in various other legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, none of these proceedings would have a material effect, if adversely decided, on the consolidated financial position or results of operations of the Company.






Item 5.      Other Events

         Effective May 28, 1997 and August 11, 1997, Mr. Sands and Mr. Koeppe, respectively, resigned from the Board of Directors. The vacancies resulting from such resignations have not been filled by the Board. The resignation of Mr. Sands and Mr Koeppe did not result from any disagreements with the Company on any matter relating to the Company's operations, policies or practices.


Item 6.      Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

none filed during the quarter ended June 30, 1997.

                                    15 of 16

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




                                        DIGITAL SOLUTIONS, INC.
                                        (Registrant)



                                        /s/ George J. Eklund
                                        -----------------------
                                        George J. Eklund
                                        Chief Executive Officer



                                        /s/ Donald T. Kelly
                                        -----------------------
                                        Donald T. Kelly
                                        Chief Financial Officer

Date:  August 12, 1997

                                    16 of 16