Form 10-K
period 1997-09-30
DIGITAL SOLUTIONS INC
filed 1998-01-12
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

/X/                        ANNUAL REPORT PURSUANT TO SECTION 13 ON 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR

/ /                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ___ TO

                           COMMISSION FILE NO. 0-18492

                             DIGITAL SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                   NEW JERSEY                                22-1899798
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                 Identification No.)
     300 ATRIUM DRIVE, SOMERSET, NEW JERSEY                    08873
    (Address of principal executive offices)                 (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (732) 748-1700


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         On January 2, 1998, the aggregate market value of the voting stock of Digital Solutions, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $34,332,000 based upon the average bid and asked price for such Common Stock on said date as reported by Nasdaq. On such date, there were issued and outstanding 19,141,760 shares of Common Stock of the Registrant.



                       DOCUMENTS INCORPORATED BY REFERENCE

             Proxy Statement for 1998 Annual Meeting of Shareholders



                            [Cover Page 2 of 2 Pages]

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Digital Solutions, Inc. ("DSI" or "the Company"), was founded in 1969 as a payroll service company and has evolved into a leading provider of human resource management services to a wide variety of industries in 50 states.

         DSI currently offers three general categories of services: (1) professional employer organization ("PEO") services, (2) employer administrative services, such as payroll processing, personnel and administration, benefits administration and tax filing; and, (3) contract staffing, or the placement of temporary and permanent employees. DSI currently furnishes PEO, payroll and contract staffing services to over 1,438 client organizations with approximately 5,000 worksite PEO and staffing employees, and believes that it currently ranks, in terms of revenues and worksite employee base, as one of the largest professional employer organizations in the United States. In addition, DSI places temporary help in hospitals and clinics throughout the United States through its Houston, Texas and Clearwater, Florida offices. The Company has three regional offices in Somerset, New Jersey; Houston, Texas; and Clearwater, Florida and five sales service centers in New York, New York; El Paso and Houston, Texas; Clearwater, Florida; and Somerset, New Jersey.

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

         Recognizing the desire by many small businesses to be relieved not only of the human resource administrative functions, but also of the responsibility to manage employees and oversee operational tasks ancillary to their core business, the Company has formulated a strategy of emphasizing PEO and "outsourcing" services. In PEO, a service provider becomes an employer of the client company's employees and provides these employees to the client to perform their intended functions at the worksite. In outsourcing, the service provider is not only responsible for human resource administration but also assumes ultimate responsibility in some cases for management of the employees and their job functions. For example, a provider of outsourcing services could be engaged by a hospital or clinic to manage the maintenance and operation of the facility. The medical staff would still be responsible for the medical functions but the physical plant would be managed by the provider.

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

         Digital Solutions, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains executive offices at 300 Atrium Drive, Somerset, New Jersey 08873 where its telephone number is (732) 748-1700.


GENERAL BUSINESS DEVELOPMENTS DURING THE LAST FISCAL YEAR


BANK CREDIT LINE

         In February 1995, the Company entered into a one year revolving credit line facility (the "Line") with a bank which was subsequently extended and amended on seven occasions. Each loan extension has been for limited periods of time. The fifth amendment executed as of December 31, 1996, restricted the Company from borrowing any additional funds available on the Line and required weekly principal payments of $10,000, effective February 24, 1997. Effective October 31, 1997, the Company entered into the seventh amendment to the loan agreement. Under the terms of this agreement, which expires October 31, 1998, the Company was required to grant to the bank 500,000 warrants to purchase the Company's common stock. The warrants will vest in amounts of 200,000 and 300,000 as of April 30, 1998 and October 31, 1998, respectively, if the obligations under the loan agreement are not paid in full by these dates. The warrants have an exercise price of $2.4375 per share which was the fair market value of the stock at the date of the agreement. The Company is obligated to make monthly payments of interest on the outstanding amounts at the bank's floating base rate plus three percent (11.5% at September 30, 1997). The Line is collateralized by all of the

Company's assets. On December 1, 1997, as a requirement of the extension of its bank line of credit, the Company raised $250,000. These funds were an equity investment provided by its directors, a former director and executive officers and will be available for general corporate purposes.

         To address the capital needs of the Company, management is presently in discussions with several financial institutions. There can be no assurance that the Company will be successful in its efforts to raise additional funds.

SERVICES

PROFESSIONAL EMPLOYER ORGANIZATION (PEO)

         The Company's core business, and the area management will continue to promote, is its PEO services. When a client utilizes the Company's PEO services, the client administratively transfers all or some of its employees to DSI which then provides them to the client. DSI thereby becomes the recognized legal co-employer and is responsible for all human resource functions, including payroll, benefits administration, tax reporting and personnel record keeping. The client still manages the employees and determines salary and duties in the same fashion as any employer. However, the client is relieved of reporting and tax filing requirements and other administrative tasks. Moreover, because of economies of scale, DSI is able to negotiate favorable terms on workers' compensation insurance, health benefits, retirement programs, and other valuable services. The client company benefits because it can now offer its employees the same or similar benefits as its larger competitors, and successfully compete in recruiting highly qualified personnel, as well as build the morale and loyalty of its staff.

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

         WORKERS COMPENSATION PROGRAM -- DSI has a national workers compensation policy which can provide DSI with a significant advantage in marketing its services, particularly in jurisdictions where workers compensation policies are difficult to obtain at reasonable costs. DSI also provides its clients where applicable with independent safety analysis and risk management services to reduce worker's injuries and claims.

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

CONTRACT STAFFING SERVICES

         DSI's contract staffing subsidiaries have, in the aggregate, more than 27 years of experience in placing permanent and temporary employees with specialized skills and talents with regional, national and international employers. Contract Staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements. DSI works in two specific markets where it places people on a temporary long term assignment, or on a permanent basis: (1) technical employees such as engineers, information systems specialists and project managers primarily with Fortune 100 companies for specific projects, and, (2) radiologists, therapists, nurses, doctors with hospitals, clinics and therapy centers throughout the 50 states. Clients whose staff requirements vary depending on the level of current projects or business are able to secure the services of highly qualified individuals on an interim basis.

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

ACQUISITION STRATEGY

         A key component of the Company's growth strategy has been, and will continue to be, the acquisition of compatible businesses to expand its operations and customer base. Currently, the human resource service industry includes numerous small companies seeking to develop services, operations and customer base similar to those developed by the Company. The Company has actively acquired companies in the human resource industry during the last five years. However, with the business and strategy of the Company further developed, acquisitions in the future will be concentrated in the PEO and outsourcing business. The Company believes that with a limited number of key acquisitions of regional PEO companies who possess a strong customer base and regional reputation, the Company will be able to grow into an industry leader, in not only revenue size, but in scope of services offered.

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

         Although the Company did not consummate any acquisitions during fiscal 1997, management anticipates its acquisition activities will increase next fiscal year. Any such acquisition activity will be subject to, among other things, general economic conditions and the Company's ability to raise capital or utilize its securities.

CUSTOMERS

         The Company's customer base consists of over 1,438 client companies, representing approximately 33,000 employees (including payroll services) as of September 30, 1997. The Company's client base is broadly distributed throughout a wide variety of industries; however, more than 60% of the customers in the payroll processing area are in the construction industry and substantially all of Staff-RX customers are in the healthcare industry.

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

COMPETITION

         The PEO industry consists of approximately 2,500 companies, most of which serve a single market or region. The Company believes that there are several PEOs with annual revenue exceeding $500 million. The largest PEO is Staff Leasing of Bradenton, Florida with revenue in excess of $1 billion. While there are several other large PEOs among the approximately 2,500 companies, many are located in Florida and other states in the Sunbelt. The Company considers its primary competition to be these large national and regional PEO providers, as well as the traditional form of employment of employees.

         The payroll services industry is characterized by intense competition. The principal competitive factors are price and service. Management believes that Automatic Data Processing, Inc., and Paychex, Inc., which each purchased PEOs in Florida, will be major competitors in the future. The Company also competes with manual payroll systems sold by numerous companies, as well as other providers of computerized payroll services including banks, and smaller independent companies. Some companies have in-house computer capability to generate their own payroll documents and reports. The increasing availability of personal computers at low cost may result in additional businesses acquiring such capabilities. In the area of providing temporary technical and medical personnel, the Company competes with companies such as Volt Information Services, Butler Arde, Olsten and Tech Aid, Inc., among others. Many of these competitors have longer operating histories and greater financial resources than the Company.

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


EMPLOYEE BENEFIT PLANS

         The Company offers various employee benefit plans to its employees, including its worksite employees. These plans include a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement ("CODA") under Code
Section 401(k)), a Section 125 plan, a group health plan, a group life insurance plan and a group disability insurance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA").

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

         Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." A definitive judicial interpretation of "employer" in the context of a PEO arrangement has not been established. If the Company were found not to be an employer for ERISA purposes, its plans would not comply with ERISA and the level of services the Company could offer may be adversely affected. Further, as a result of such finding, the Company and its plans would not enjoy the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.

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

EMPLOYEES

         As of January 2, 1998, the Company employed 117 employees, both full-time and part-time, including executive officers, a reduction from 133 during the previous fiscal year. The Company also employs approximately 4,500 leased employees and 500 temporary employees on client assignments. The Company believes its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES

OPERATIONS AND FACILITIES

         The Company currently has three processing centers in Somerset, New Jersey, Houston, Texas and Clearwater, Florida. The Company also has five sales service centers which are located in New York City, Somerset, New Jersey, Clearwater, Florida, Houston, and El Paso, Texas. A sales service center is an office used primarily for sales efforts and client services. The Company's strategy is to target acquisitions in the current areas of operation, whereby the Company will acquire a business or business accounts and absorb these accounts into the current operations with minimal additional overhead. The Company intends to continue its national expansion efforts in fiscal years 1998-1999, most likely through additional acquisitions.

         DSI leases its 15,000 square foot corporate headquarters in Somerset, New Jersey, as well as offices in Clearwater, Florida and Houston, Texas. The Company also leases sales offices in New York City and El Paso, Texas. The facilities provide sufficient capacity to meet demands for the foreseeable future. In fiscal year 1997, the Company's total lease expenses were $537,000.

         Although DSI's offices are equipped with software and computer systems, the Company is currently evaluating all systems including hardware and will upgrade accordingly. At the Company's headquarters in Somerset, New Jersey, two high speed Xerox printers produce 200,000 plus checks monthly for its client base. These machines, which are integrated with the software system, do all of the printing on the checks, including the client name, the employee, dates, as well as the "Micro Encoding".




         The following is summary information on DSI's facilities:

                                            APPROXIMATE                      EXPIRATION
LOCATION                                    SQUARE FEET                          DATE                 TERMS
--------                                    -----------                          ----                 -----
DSI Staff RX, Inc. (Houston)                    5,398                           9/30/99          $13,440 per month
2 Northpoint Drive, Suite 110                   7,396                           2/28/00

Houston, TX 77060

DSI Staff RX, Inc. (Clearwater)                   2,805                          5/31/00          $ 3,272 per month
601 Cleveland Sreet Suite 350
Clearwater, FL 34615

Staff ConnXions Southwest (El Paso)               3,126                          3/31/02          $ 3,759 per month
4050 Rio Bravo, Suite 151
El Paso, TX 79902

Corporate Office                                 15,244                          9/30/07          $23,819 per month
300 Atrium Drive
Somerset, NJ 08873

New York Office                                     391                          4/30/01          $ 3,082 per month
245 Fifth Avenue, Suite 2104
New York, NY 10016


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

         The Company issued 1,783,334 shares in the name of LNB and delivered the shares to a depository to secure the first portion of the loan of $1,000,000. In January 1996, the Company determined that the shares pledged as collateral had been transferred and sold in violation of the loan and finance agreement. As a result, the financing agreement was terminated and never funded. Through the efforts of the Company, 1,258,334 of these shares were recovered and the Company received proceeds of $229,000 for a partial payment on the 525,000 shares not recovered.

         In March 1996, the Company commenced action against LNB, Donaldson, Lufkin & Jenrette Securities Corporation and other individuals to recover damages on account of the wrongful sale of the Company's common stock. On July 2, 1997, the Company settled the action. Without admitting or denying the allegations in the complaint, the defendants agreed to pay $676,000 of which $426,000 has been paid with the balance of $250,000 to be paid by LNB on or before August 4, 1997. The payment was not made by LNB as of December 16, 1997. The Company has commenced collection proceedings. The subsequent payment is secured by a confession of judgment and a mortgage in the amount of $625,000. The payments under the settlement agreement are in addition to $229,000 previously received from LNB bringing the total recovered to approximately $905,000, assuming LNB complies with the terms of the settlement and remits the last payment of $250,000. The agreement also provides that upon payment of all sums due under the settlement agreement, LNB shall be deemed to have made full restitution to the Company for the claims alleged in the action.

         The Company is engaged in no other litigation, the effect of which is anticipated to have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                  NOT APPLICABLE

                                     PART II

ITEM 5. MARKET OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.       Principal Market

         The Company's Common Stock is traded in the over-the-counter market and included in the SmallCap Market System of the National Association of Securities Dealers, Inc. ("NASDAQ") under the symbol "DGSI".

B.       Market Information

         The Company's common stock commenced trading in the over-the-counter market on May 15, 1986. The range of high and low bid prices for such securities for the periods indicated below, are:

Common Stock

         FISCAL YEAR 1996                                                    HIGH                  LOW
         ----------------                                                    ----                  ---
         1st Quarter                                                         5 15/16               1 15/32
         2nd Quarter                                                         6 15/16               4 5/16
         3rd Quarter                                                         6 1/8                 3 9/16
         4th Quarter                                                         6 1/4                 3 5/8

         FISCAL YEAR 1997                                                    HIGH                  LOW
         ----------------                                                    ----                  ---
         1st Quarter                                                         6 1/4                 3 1/8
         2nd Quarter                                                         3 15/16               1 13/16
         3rd Quarter                                                         2 7/16                1 9/16
         4th Quarter                                                         2 5/16                1 9/16

         FISCAL YEAR 1998                                                    HIGH                 LOW
         ----------------                                                    ----                 ---
         1st Quarter                                                         2 11/16              1 1/2

         The above quotations, reported by NASDAQ, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions.

C.       Dividends

         The payment by the Company of cash dividends, if any, rests within the discretion of its Board of Directors and, among other things, will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

D.       Approximated Number of Equity Security Holders

         The approximate number of record holders of the Company's common stock as of January 2, 1998 was 329. Such number of record holders was determined from the Company's stockholder records, and does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are in excess of 500 beneficial holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA


                                                                YEARS ENDED SEPTEMBER 30

                                             1997            1996          1995           1994            1993

OPERATING DATA:

Operating Revenues                      $122,695,000     $100,927,000   $73,821,000    $37,998,000      $14,681,000

Direct Costs                             113,894,000       92,490,000    68,530,000     34,939,000       12,459,000

Gross Profit                               8,801,000        8,437,000     5,291,000      3,059,000        2,222,000

Selling, General & Administrative
 Expenses (includes Depreciation          11,316,000        8,801,000     7,547,000      2,695,000        1,962,000
 and Amortization)

Income (Loss) From Continuing
 Operations                              (2,515,000)        (364,000)   (2,256,000)        364,000          260,000
                                         -----------        ---------   -----------        -------          -------

Net Income (Loss)                       $(2,832,000)       $(597,000)  $(3,316,000)       $720,000         $301,000
                                        ============       ==========  ============       ========         ========

Income (Loss) From Continuing
 Operations Per Share of Common
 Stock                                       ($0.13)          ($0.02)        ($0.16)          $0.03            $0.04

Net Income (Loss) Per Share                  ($0.15)          ($0.04)        ($0.24)          $0.05            $0.04

Dividends Paid Per Preferred Stock
                                               $0.00            $0.00         $0.00          $3.30            $4.00

BALANCE SHEET DATA:

Assets                                   $14,163,000      $14,800,000   $13,816,000     $7,727,000       $4,264,000

Liabilities                                9,291,000        7,632,000    10,967,000      2,671,000        1,079,000

Long Term Debt                                89,000          100,000       175,000        107,000          241,000

Working Capital (Deficiency)              (1,401,000)         286,000    (4,771,000)     1,146,000        1,920,000

Shareholders' Equity                      $4,872,000       $7,168,000    $2,849,000     $5,056,000       $3,195,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). The Company desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Report on Form 10-K involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with the Company's recent losses, the Company's ongoing need for a new credit facility, need for additional capital, risks of recently consummated acquisitions as well as future acquisitions, effects of competition and technological changes and dependence upon key personnel.

Fiscal Year 1997 as Compared to Fiscal Year 1996

     Operating revenues for the fiscal year 1997 were $122,695,000 as compared to fiscal year 1996 of $100,927,000 which represents an increase of $21,768,000 or 21.6%. This increase is due to the efforts of the internal sales force to continually bring in new business which accounted for all of the increase. PEO services accounted for 83% of the growth, while the balance is attributed to the Company's staffing business.

     Direct costs for fiscal year 1997 were $113,894,000 as compared to $92,490,000 for fiscal year 1996 which represents an increase of $21,404,000, or 23.1%. The workers' compensation profit for the first four months of fiscal 1996 of $493,000 was recorded as a reduction of selling, general and administrative expenses, whereas subsequent to that the revenue and direct costs for the workers' compensation program were reflected in their respective accounts. In addition, the first nine months of fiscal 1997 included $308,000 in underbilled/excess charges for PEO medical expenses. After adjusting for the treatment of the workers' compensation profit, one-time charges of $678,000 recorded in the second quarter of 1997 (primarily due to increased workers' compensation charges) and medical expenses, direct costs increased $20,911,000 or 22.7%. As a percentage of revenue, and on an adjusted basis, direct costs for fiscal 1997 and fiscal 1996 were 92% and 91.1% respectively. This increase is attributed to the increase in the PEO business as well as the new workers' compensation program, in which the Company is now expensing the maximum workers' compensation exposure on a current basis.

     Gross profits were $8,801,000 and $8,437,000 for fiscal 1997 and 1996, respectively, for an increase of 4.3%. Giving effect to the previously discussed adjustments, gross profits for fiscal 1997 and 1996 would have been $9,787,000 and $8,930,000, respectively. As a percentage of revenue, adjusted gross profits for fiscal 1997 and 1996 would have been 8% and 8.8%, respectively, reflecting the increased PEO business in fiscal 1997 which has lower margins but adds more dollars of gross profit.

     Selling, general and administrative costs ("SG&A") for fiscal 1997 increased $2,334,000, or 29%, from $7,972,000 in fiscal 1996 to $10,306,000. Of this increase, $1,973,000 pertains to charges recorded in the second quarter of fiscal 1997, $1,000,000 of which was to increase the bad debt reserve with the balance for other miscellaneous items. Giving effect to these adjustments, SG&A increased 4.5%.

     Depreciation and amortization increased $181,000 in fiscal 1997 due to the write-off of all the intangible assets of Digital Insurance Services ($261,000) recorded in the second fiscal quarter.

     Net loss for fiscal 1997 was ($2,832,000) versus a net loss of ($597,000) in fiscal 1996. The increased loss is due to $3,100,000 in adjustments recorded in the second quarter of 1997.

Fiscal Year 1996 as Compared to Fiscal Year 1995

     Operating revenues for the fiscal year 1996 were $100,927,000 as compared to fiscal year 1995 of $73,821,000 which represents an increase of 36.7%. This increase is attributable to the increased sales efforts of the internal sales force as well as the full year impact of the acquisition of Turnkey Services which was acquired in May, 1995.

     Direct costs as a percentage of revenue for fiscal year 1996 was 91.6% as compared to 92.8% for the prior fiscal year. These changes are attributable to the increased margins in the PEO business due to reduced costs of the Company's workers' compensation programs and the full year effect of the acquisition of Turnkey Services. The Company provides management personnel services to certain clients of Turnkey Services which generate higher than average administrative fees. The reduction in workers' compensation costs were achieved through better managed claims experience.

     Selling, general and administrative costs ("SG&A") increased $1,270,000. This growth in expenses includes $195,000 in charges for intangibles associated with acquisitions that were not consummated during the year and $309,000 in an increase in allowance for doubtful accounts attributable to accounts that have aged beyond acceptable limits but which the Company continues to pursue. Approximately $500,000 is attributable to the full year impact of Turnkey Services which was acquired May 1, 1995. Additionally, the Company reversed $515,000 in previously established reserves for claims which the Company resolved in its favor. As a percentage of gross profit, SG&A expenses are 94.5% in fiscal 1996 as compared to 126.7% in fiscal 1995 and 88.1% in fiscal 1994. Management believes that although there is improvement from 1995, it will continue to improve this margin in the future.

     Net loss before taxes was ($563,000) in fiscal year 1996 as compared to loss of ($3,453,000) in fiscal year 1995. This decrease in net loss is primarily attributable to the increase in gross profit and the decrease in SG&A as a percentage of gross profit, explained above.


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

     Direct costs as a percentage of revenue for fiscal year 1995 was 92.8% as compared to 92.0% in fiscal year 1994. This increase is due to the continued growth in the PEO business which has a higher direct cost than any other segment, as a percentage of revenues.

     Selling, general and administrative costs ("SG&A") increased $4,007,000 from fiscal year 1994 and was primarily due to: (i) increased selling and marketing expenses including the cost of direct mail efforts and the addition of 15 senior account managers (sales force); (ii) additions at the corporate level needed to help position and transform the Company into a national firm; (iii) the establishment of a Houston processing center to support client and sales activities in the Southwest and Florida; and, (iv) establishment of certain necessary reserves and balances at year end.

     Net loss before tax benefit was ($3,453,000) for fiscal year 1995 as compared to a net gain of $720,000 the prior year. In accordance with Statement of Financial Standards 109 (SFAS 109), the Company has recorded an additional tax asset of $160,000 in the current fiscal year of 1994, representing the expected future utilization of existing net operating loss carryforwards against operating income. As of September 30, 1995, the Company has recorded total deferred assets of $760,000, which it believes, based on the current level of sales activity and the positive impacts of recent acquisitions, will more likely than not be realized in accordance with SFAS 109.

Liquidity and Capital Resources

     The Company's working capital for fiscal year 1997 was a deficit of ($1,401,000) versus

$286,000 in fiscal 1996. At September 30, 1997, the Company had cash of $841,000, restricted cash of $738,000 and net accounts receivable of $5,820,000.

     In February 1995, the Company entered into a one year revolving credit line facility (the "Line") with a bank which was subsequently extended and amended on seven occasions. Each loan extension has been for limited periods of time. The fifth amendment executed as of December 31, 1996, restricted the Company from borrowing any additional funds available on the Line and required weekly principal payments of $10,000, effective February 24, 1997. Effective October 31, 1997, the Company entered into the seventh amendment to the loan agreement. Under the terms of this agreement, which expires October 31, 1998, the Company was required to grant to the bank 500,000 warrants to purchase the Company's common stock. The warrants will vest in amounts of 200,000 and 300,000 as of April 30, 1998 and October 31, 1998, respectively, if the obligations under the loan agreement are not paid in full by these dates. The warrants have an exercise price of $2.4375 per share, which was the fair market value of the stock at the date of the agreement. The Company is obligated to make monthly payments of interest on the outstanding amounts at the bank's floating base rate plus three percent (11.5% at September 30, 1997). Under the present amendment, the Company can not borrow additional funds and continues to make weekly principal payments of $10,000. The line is collateralized by all of the Company's assets. At September 30, 1997 and December 31, 1997, the total amount outstanding on the Line was $2,697,000 and $2,567,000, respectively. In December 1997, the Company's directors and executive officers, as well as a former director, made an equity investment of $250,000 for general corporate purposes. The raising of these funds was a requirement of the recently negotiated bank line of credit extension.

  To address the capital needs of the Company, management is presently in discussions with several financial institutions. There can be no assurance that the Company will be successful in its efforts to raise additional funds. At the present time, the Company does not have funds available to repay the Line. Repayment of the Line is due in full on October 31, 1998.

  In December 1996, due to the favorable trends in losses in its Workers' Compensation program, the Company's former carrier reduced its letter of credit requirement from $1,610,000 to $1,193,000 which resulted in $417,000 in additional cash available. Of this availability, $344,000 has been added to working capital during the quarter ended December 31, 1996 while the balance of $73,000 was added to working capital during the quarter ended March 31, 1997.

  Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices to respond to inflation and changing prices.

ITEM 8.     FINANCIAL STATEMENTS

     See Attached Financial Statements appearing at pages F-1 through F-18.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The executive officers and directors of the Company are as follows:

NAME                                        AGE               OFFICE
----                                        ---               ------

Karl W. Dieckmann                           69                Chairman of the Board of Directors

George J. Eklund                            54                Director

Donald T. Kelly                             48                Vice President, Chief Financial Officer
                                                              and Corporate Secretary

Senator John H. Ewing                       77                Director

William J. Marino                           54                Director

Donald W. Kappauf                           51                President and Chief Executive Officer

         Each director is elected for a period of one year at the Company's annual meeting of shareholders and will serve until his successor is duly elected by the shareholders.

         Karl W. Dieckmann, Director of the Company since April, 1990, has been Chairman of the Board since November, 1991. From 1980 to 1988, Mr. Dieckmann was the Executive Vice President of Science Management Corporation and managed the Engineering, Technology and Management Services Groups. From 1948 to 1980, Mr. Dieckmann was employed by the Allied Corporation (now Allied Signal Corporation) in various capacities including President, Semet Solvay Division; Executive Vice President, Industrial Chemicals Division; Vice President Technical -- Fibers Division; Group General Manager -- Fabricated Products Division; and General Manager --Plastics Division, as well as various positions with the Chemicals Division.

         George J. Eklund became President and Chief Operating Officer of the Company on September 21, 1994, and President and Chief Executive Officer on March 13, 1996. On December 16, 1997, Mr. Eklund's position changed for health reasons but he remains active with the Company. From 1992 to 1994, Mr. Eklund was President of the

Human Resource Information Services division of Fiserv, Inc., which provides outsourcing services. From 1977 to 1992, Mr. Eklund was employed by ADP (Automatic Data Processing) in various positions eventually serving as Corporate Vice President and Eastern Division President. His eastern division served the northeast area of the country.

         Donald T. Kelly, has been Chief Financial Officer and Vice President of Finance since he joined DSI on January 20, 1997. He was elected Corporate Secretary in August of 1997. Mr. Kelly was Vice President and Chief Financial Officer of Wireless Cable International and its predecessor company, Cross Country Wireless, Inc. from 1993 to 1997. From 1987 to 1993, he was Vice President of Finance and Administration at Potters Industries.

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

         Donald W. Kappauf became President and Chief Executive Officer of Digital Solutions, Inc. on December 16, 1997. Mr. Kappauf joined Digital Solutions, Inc. in 1990 and has held several senior management positions including Division President and Executive Vice President. From 1988 to 1990, Mr Kappauf was President of Perm Staff/Temp Staff in Princeton, New Jersey. He was Assistant Vice President of SMC Engineering and then President of SMC Personnel Support from 1968 to 1988.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
IN COMPENSATION DECISIONS

         Karl W. Dieckmann, John H. Ewing and William J. Marino served on the Company's Compensation Committee during the last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The following provides certain summary information concerning compensation paid or accrued by the Company during the years ended September 30, 1997, 1996 and 1995 to the Company's Chief Executive Officer and each of the executive officers of the Company who received in excess of $100,000 in compensation during the last fiscal year.

                                                                                                 LONG TERM
                                               ANNUAL COMPENSATION                              COMPENSATION
NAME AND                           YEAR          SALARY          BONUS          OTHER           OPTIONS/SAR'S
PRINCIPAL POSITION


Raymond Skiptunis (1)              1997          $0              $0             $210,000        0
                                   1996          $214,061        $0             $0              0
                                   1995          $193,542        $0             $0              0

George J. Eklund, (2)              1997          $210,000        $0             $0              0
Chief Executive Officer            1996          $207,924        $100,000       $0              300,000
                                   1995          $181,866        $50,000        $0              0

Donald T. Kelly, (3)               1997           $90,865        $20,000        $0              30,000
Chief Financial Officer

Louis J. Monari, (4)               1997          $106,077        $0             $0              0
Vice President                     1996           $91,539        $20,000        $0              30,000
                                   1995           $90,538        $15,000        $0              0

Donald W. Kappauf, (5)             1997          $121,154        $0             $0              0
Executive Vice President
                                   1996          $110,000        $20,000        $0              0
                                   1995          $110,000        $0             $0              0




(1) Mr. Skiptunis was replaced as Chief Executive Officer by Mr. Eklund in March, 1996. The other compensation of $210,000 during 1997 was severance pay.

(2) Mr. Eklund's employment with the Company commenced on September 19,1994. He assumed the position of Chief Executive Office in March 1996.

(3) Mr. Kelly was granted a sign on bonus of $20,000 at employment, on January 20, 1997.

(4)      Mr. Monari's employment terminated in July, 1997.

(5) This includes Mr. Kappauf's compensation for the executive vice president position he assumed on August 27, 1997. His compensation in 1997, prior to becoming executive vice president was $105,288. Compensation for 1996 and 1995 was for his position as Division Vice President.


     The Corporation provides normal and customary life and health insurance benefits to all of its employees including executive officers. The Corporation has no retirement or pension plan other than a 401(k), which is voluntary.

Compensation of Directors

         Directors who are employees of the Company are not compensated for services in such capacity except under the Director Plan, as defined below. Non-Employee Directors receive $400 per meeting, $50 in travel expenses, and $250 for each committee meeting. Effective October 1, 1997 the meeting and committee meeting fees were increased to $1,000 and $500 respectively.

Employment Agreement

          Effective March 12, 1996, the Company entered into a new employment agreement with Mr. Eklund for a three year term. The employment agreement provided for (i) annual compensation of $210,000 for the first year of the agreement increasing at the discretion of the Company; (ii) a bonus in accordance with a plan to be established by the Company; (iii) the award of stock options to purchase 300,000 shares of the Company's common stock, subject to vesting requirements; (iv) certain insurance and severance benefits; and (v) a $700 per month automobile allowance. Effective December 16, 1997, Mr. Eklund's position was changed for health reasons. The Company and Mr. Eklund have entered into an agreement regarding the change in his position. Pursuant to this agreement, Mr. Eklund no longer serves as President and Chief Executive Officer of the Company. Mr. Eklund remains a Director. Mr. Eklund will continue to receive his salary and certain other benefits as provided in his original employment agreement.

         Effective December 16, 1997, the Company entered into a verbal agreement with Mr. Donald Kappauf wherein Mr. Kappauf assumed the duties of President and Chief Executive Officer. The agreement provides for (i) annual compensation of $165,000 for the first year of the agreement increasing at the discretion of the Company; (ii) a bonus equivalent to 6% of the Company's pre-tax profit for fiscal 1998 (8% of the amount over $2,500,000) provided the Company's earnings before taxes are at least $1,500,000; (iii) the award of stock options to purchase 100,000 shares of the Company's common stock, 50,000 of which will vest in one year while the remainder will vest in two years; (iv) a two year term.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                 (INDIVIDUAL GRANTS)


                                NO. OF               PERCENTAGE
                                SECURITIES           OF TOTAL
                                UNDERLYING           OPTIONS/             EXERCISE OF
                                OPTIONS              GRANTED IN           BASE PRICE          EXPIRATION
                                GRANTED              FISCAL YEAR          PER SHARE           DATE
NAME

Donald T. Kelly                 30,000               29%                  $1.875              01/20/02

 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

         The following table sets forth information with respect to the named executive officers concerning exercise of stock options and SARs during the last fiscal year and the value of unexercised options and SARs held as of the year ended September 30, 1997.


                                                         NUMBER OF SECURITIES
                                                         UNDERLYING                VALUE OF UNEXERCISED
                                                         UNEXERCISED               IN-THE-MONEY OPTIONS
                          SHARES                         OPTIONS/SARS              AS OF AT SEPTEMBER 30,
                          ACQUIRED                       SEPTEMBER 30, 1997        1997
                          ON            VALUE            EXERCISABLE/              EXERCISABLE/
NAME                      EXERCISE      REALIZED         UNEXERCISABLE             UNEXERCISABLE(1)
----                      --------      --------         -------------             ----------------

George J. Eklund          0             0                300,000/200,000           $0/$0
Louis Monari              0             0                30,000/20,000             $63,900/$0
Donald W. Kappauf         0             0                100,000/0                 $213,000/$0

Donald T. Kelly           0             0                10,000/20,000             $21,300/$42,600

(1) Based upon a closing bid price of the Common Stock at $2.1300 per share on September 30, 1997.


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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of January 2, 1998 with respect to each director, each of the named executive officers as defined in Item 402(a)(3), and directors and executive officers of the Company as a group, and to the persons known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.



                                                        Number of Shares            Percent of Company's
Name of Shareholder                                     Presently Owned(1)          Outstanding Stock
-------------------                                     ------------------          -----------------

Karl W. Dieckmann(2)                                    310,743                     1.6%
c/o Digital Solutions, Inc.
300 Atrium Drive
Somerset, NJ 08873

George J. Eklund(3)                                     379,545                     2.0%
c/o Digital Solutions, Inc.
300 Atrium Drive
Somerset, NJ 08873

Senator John H. Ewing(4)                                120,625                     *
76 Claremont Road
Barnardsville, NJ 07924

William J. Marino(5)                                     88,617                     *
c/o Blue Cross/Blue Shield
      of New Jersey
3 Penn Plaza East
Newark, NJ 07105

Donald W. Kappauf(6)                                    526,248                     2.75%
c/o Digital Solutions, Inc.
300 Atrium Drive
Somerset, NJ 08873


Donald T. Kelly(7)                                      18,850                      *
c/o Digital Solutions, Inc.
300 Atrium Drive
Somerset, NJ 08873

All officers and directors as a group                   1,444,628                   7.55%
(6) persons (2,3,4,5,6,7)

*        Less than 1 percent.

(1) Ownership consists of sole voting and investment power except as otherwise noted.

(2) Includes options to purchase 10,000 shares of the Company's common stock, and warrants to purchase 10,000 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(3) Includes options to purchase 300,000 shares of the Company's common stock, and excludes unvested options to purchase 200,000 shares of common stock.

(4) Includes options to purchase 35,000 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(5) Includes options to purchase 10,000 shares of the Company's common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(6) Includes options to purchase 150,000 shares of the Company's common stock, and excludes unvested options to purchase 150,000 shares of common stock.

(7) Includes options to purchase 10,000 shares of common stock, and excludes unvested options to purchase 70,000 shares of common stock.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information concerning employment agreements with and compensation of the Corporation's executive officers and directors, see "Executive Compensation".

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements

         The financial statements and schedules of the Company are included in
Part II, Item 8 of this report and appear as pages F-1 through F-18 and includes page S-1.

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

EXHIBIT

EXHIBIT NO.                DESCRIPTION

3.1      --       Amended and Restated Certificate of Incorporation of Registrant (Exhibit A to
                  Definitive Proxy Material dated July 20, 1990)

3 (c)    --       By-Laws of Registrant (Exhibit 10.1 to Form 8-K dated March 2l, 1990)

10.6.1  *--       Lease dated May 30, 1997 for office space at 300 Atrium, Somerset, New
                  Jersey

10.15.1   -       Employment agreement between George J. Eklund and the Company dated March 12, 1996

10.15.2 *--       Amended employment agreement between George J. Eklund and the Company dated December 16, 1997

10.16.1 *--       Seventh Amended Loan Agreement between Registrant and Summit Bank and sixth amended Promissory
                  Note

21.0  --          Subsidiaries (Exhibit 21 to Form 10-K for fiscal 1996)

23.1 *-- Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1997 into the Company's registration Statement on form S-3 file number 33-85526.

23.2 *-- Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1997 into the Company's registration Statement on form S-3 file number 33-70928.

23.3 *-- Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1997 into the Company's registration Statement on form S-3 file number 33-91700.

23.4 *-- Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1997 into the Company's registration Statement on form S-3 file number 33-09313.

27.  *--          Financial Data Schedule.


(b)   Reports on Form 8-K. No 8-K reports were filed in the last fiscal quarter.

(c)   See Item (a)(3) above.

(d)   See Schedule II annexed hereto and appearing at page S-1.

                                                     SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIGITAL SOLUTIONS, INC.

                              /s/Donald W. Kappauf
                              -------------------------------------

                              Donald W. Kappauf
                              President and Chief Executive Officer

Dated: January 13, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/George J. Eklund                  Director                   January 13, 1998
----------------------------
George J. Eklund

/s/Karl W. Dieckmann                 Chairman of the Board      January 13, 1998
----------------------------
Karl W. Dieckmann

/s/John H. Ewing                     Director                   January 13, 1998
----------------------------
Senator John H. Ewing

/s/William J. Marino                 Director                   January 13, 1998
----------------------------
William J. Marino

/s/Donald W. Kappauf                 President & Chief          January 13, 1998
----------------------------           Executive Officer
Donald W. Kappauf

/s/Donald T. Kelly                   Chief Financial Officer    January 13, 1998
----------------------------           & Corporate Secretary
Donald T. Kelly

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS



                                                                                                         Page
                                                                                                         ----

Report Of Independent Public Accountants                                                                  F-2

Consolidated Balance Sheets As Of September 30, 1997 And 1996                                             F-3

Consolidated Statements Of Operations For The Years Ended
   September 30, 1997, 1996 And 1995                                                                      F-5

Consolidated Statements Of Shareholders' Equity For The Years Ended
   September 30, 1997, 1996 And 1995                                                                      F-6

Consolidated Statements Of Cash Flows For The Years Ended
   September 30, 1997, 1996 And 1995                                                                      F-7

Notes To Consolidated Financial Statements                                                                F-9

Schedule I -- Valuation And Qualifying Accounts For The Years Ended
   September 30, 1997, 1996 and 1995                                                                      S-1

Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of

        Digital Solutions, Inc.:


We have audited the accompanying consolidated balance sheets of Digital Solutions, Inc. and subsidiaries (the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Solutions, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                        ARTHUR ANDERSEN LLP


Roseland, New Jersey
December 23, 1997

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997 AND 1996





                                       ASSETS                                                1997                   1996
                                       ------                                                ----                   ----
CURRENT ASSETS:
   Cash                                                                                       $841,000                   $0
   Restricted cash (Note 8)                                                                    738,000            1,155,000
   Accounts receivable, net of allowance for doubtful accounts of $862,000 at September 30, 1997 and $339,000
     at September 30, 1996                                                                   5,820,000            6,338,000
   Notes due from officers                                                                           0              136,000
   Other current assets                                                                        402,000              189,000
                                                                                       -----------------    ----------------

                Total current assets                                                         7,801,000            7,818,000
                                                                                       -----------------    ----------------

EQUIPMENT AND IMPROVEMENTS:
   Equipment                                                                                 3,170,000            2,883,000
   Leasehold improvements                                                                       47,000              180,000
                                                                                       -----------------    ----------------

                                                                                             3,217,000            3,063,000

   Less - accumulated depreciation and amortization                                          2,310,000            2,226,000
                                                                                       -----------------    ----------------

                                                                                               907,000              837,000

DEFERRED TAX ASSET (Note 4)                                                                    760,000              760,000

GOODWILL, net of accumulated amortization of $835,000 in 1997
   and $713,000 in 1996 (Notes 2 and 3)                                                      4,344,000            4,780,000

OTHER ASSETS                                                                                   351,000              605,000
                                                                                       -----------------    ----------------

                                                                                           $14,163,000          $14,800,000
                                                                                       =================    ================



                   The accompanying notes to the consolidated
                  financial statements are an integral part of
                       these consolidated balance sheets.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1997 AND 1996




                        LIABILITIES AND SHAREHOLDERS' EQUITY                                 1997                1996
                        ------------------------------------                                 ----                ----

CURRENT LIABILITIES:
   Short-term borrowings (Notes 5 and 8)                                                   $2,697,000           $2,907,000
   Current portion of long-term debt (Note 7)                                                 113,000               88,000
   Accounts payable                                                                         2,254,000            1,620,000
   Accrued expenses and other current liabilities (Note 6)                                  4,138,000            2,917,000
                                                                                       -----------------    ----------------

                Total current liabilities                                                   9,202,000            7,532,000

LONG-TERM DEBT, net of current portion (Note 7)                                                89,000              100,000

                                                                                       -----------------    ----------------

                Total liabilities                                                           9,291,000            7,632,000
                                                                                       -----------------    ----------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Notes 8 and 9):


   Common stock, $.001 par value; authorized 40,000,000 shares; issued and
     outstanding 19,141,760 in 1997 and 18,786,609 in 1996                                     19,000               19,000
   Additional paid-in capital                                                              13,393,000           12,857,000
   Accumulated deficit                                                                     (8,540,000)          (5,708,000)
                                                                                       -----------------    ----------------

                                                                                            4,872,000            7,168,000
                                                                                       -----------------    ----------------

                                                                                          $14,163,000          $14,800,000
                                                                                       =================    ================





                   The accompanying notes to the consolidated
                  financial statements are an integral part of
                       these consolidated balance sheets.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                              For the Years Ended September 30
                                                                 -----------------------------------------------------------
                                                                       1997                 1996                 1995
                                                                 -----------------    -----------------    -----------------

OPERATING REVENUES                                                   $122,695,000         $100,927,000         $73,821,000

DIRECT OPERATING COSTS                                                113,894,000           92,490,000          68,530,000
                                                                 -----------------    -----------------    -----------------

                Gross profit                                            8,801,000            8,437,000           5,291,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES (Note 8)                                                   10,306,000            7,972,000           6,702,000

DEPRECIATION AND AMORTIZATION                                           1,010,000              829,000             845,000
                                                                 -----------------    -----------------    -----------------

                Loss from operations                                   (2,515,000)            (364,000)         (2,256,000)
                                                                 -----------------    -----------------    -----------------

OTHER CREDITS (CHARGES):
   Interest income                                                         60,000              173,000             124,000
   Interest expense (Notes 5 and 7)                                      (377,000)            (422,000)           (935,000)
   Other income (expense)                                                       0               50,000            (386,000)
                                                                 -----------------    -----------------    -----------------

                                                                         (317,000)            (199,000)         (1,197,000)
                                                                 -----------------    -----------------    -----------------

                Loss before income taxes                               (2,832,000)            (563,000)         (3,453,000)

INCOME TAX (EXPENSE) BENEFIT (Note 4)                                           0              (34,000)            137,000
                                                                 -----------------    -----------------    -----------------

                Net loss                                              ($2,832,000)           ($597,000)        ($3,316,000)
                                                                 =================    =================    =================

NET LOSS PER COMMON SHARE                                                 ($0.15)              ($0.04)             ($0.24)
                                                                 =================    =================    =================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                                           19,070,349           16,840,371          13,595,382
                                                                 =================    =================    =================




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995



                                                                Common Stock                    Additional
                                                       Shares Issued                             Paid-In
                                                         (Retired)            Amount             Capital            Deficit
                                                      -----------------  -----------------   -----------------  -----------------
BALANCE, September 30, 1994                                12,125,753            $ 12,000       $   6,492,000      $  (1,795,000)

  Exercise of stock options                                 1,605,426               2,000             853,000
  Exercise of stock warrants                                  206,500                   -             110,000
  Retirement of common stock in connection with
      exercise of stock options and warrants                 (249,255)                  -                   -
  Common stock issued in connection with the
      acquisition of Staff Rx                                 360,000                   -             743,000
  Expenses related to private placement of
      common stock                                                   -                  -            (164,000)
  Common stock issued in connection with the
      acquisition of Turnkey Services, Inc.                     68,205                  -             166,000
  Common stock retired related to the
      acquisition of The Alternative Source,
      Inc., Ram Technical Corp. and MLB
      Medical Staffing, Inc.                                  (112,714)                 -            (254,000)
  Net loss                                                           -                  -                   -         (3,316,000)
                                                      -----------------  -----------------   -----------------  -----------------

BALANCE, September 30, 1995                                 14,003,915             14,000           7,946,000         (5,111,000)

  Common stock issued in connection with
      private placements, net of expenses                    2,304,200              2,000           4,526,000                   -
  Common stock received and retired in
      satisfaction of officer loans                           (107,130)                 -            (679,000)                  -
  Common stock issued                                          525,000              1,000             228,000                   -
  Exercise of stock options                                    794,157              1,000              48,000                   -
  Exercise of stock warrants                                 1,209,799              1,000             703,000                   -
  Stock issued for services rendered                            56,668                  -              85,000                   -
  Net loss                                                           -                  -                   -           (597,000)
                                                      -----------------  -----------------   -----------------  -----------------

BALANCE, September 30, 1996                                 18,786,609             19,000          12,857,000         (5,708,000)

  Exercise of stock options                                    204,471                  -              53,000
  Exercise of stock warrants                                   117,347                  -             181,000
  Stock issued for employee bonus                               33,333                  -             100,000
  Proceeds related to LNB settlement,
      net of expenses                                                -                  -             202,000
  Net loss                                                           -                  -                   -         (2,832,000)
                                                      -----------------  -----------------   -----------------  -----------------

BALANCE, September 30, 1997                                 19,141,760     $       19,000        $ 13,393,000      $  (8,540,000)
                                                      =================  =================   =================  =================


                     The accompanying notes to consolidated
  financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               For the Years Ended September 30
                                                                   ---------------------------------------------------------
                                                                         1997                1996                1995
                                                                   -----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            ($2,832,000)           ($597,000)        ($3,316,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities-
     Deferred income taxes                                                       0                    0            (160,000)
     Depreciation and amortization                                       1,010,000              829,000             845,000
     Provision for doubtful accounts                                     1,120,000              462,000             153,000
       Amortization of rent deferral                                             0                    0              28,000
     Stock issued employee bonus                                           100,000               85,000                   0
   Changes in operating assets and liabilities-
     Increase in accounts receivable                                      (602,000)          (1,871,000)         (2,490,000)
     Decrease (increase) in other assets                                  (106,000)             239,000            (909,000)
     Increase (decrease) in accounts payable, accrued
       expenses and other current liabilities                            1,855,000             (278,000)          2,806,000
     Decrease in other liabilities                                               0              (75,000)            (55,000)
     Decrease (increase) in restricted cash                                417,000           (1,155,000)                  0
                                                                   -----------------    ----------------    ----------------
                Net cash provided by (used in)
                   operating activities                                    962,000           (2,361,000)         (3,098,000)
                                                                   -----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and improvements                                (361,000)            (187,000)           (355,000)
   Acquisitions of businesses, net of cash acquired                              0                    0          (1,351,000)
                                                                   -----------------    ----------------    ----------------

                Net cash used in investing activities                     (361,000)            (187,000)         (1,706,000)
                                                                   -----------------    ----------------    ----------------



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                                                                                For the Years Ended September 30
                                                                    ----------------------------------------------------------
                                                                          1997                1996                 1995
                                                                    -----------------    ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayments) proceeds from borrowings on
     revolving line of credit                                             ($210,000)           ($225,000)         $2,122,000
   Principal payments on long-term debt                                           0             (941,000)           (443,000)
   (Principal payments) proceeds on
     subordinated bridge loan                                                     0           (1,887,000)          1,887,000
   Proceeds from other borrowings, net of repayments                         14,000               71,000             837,000
   Net proceeds from issuance of common stock,
     net of expenses                                                              0            4,528,000             245,000
   Net proceeds from the exercise of stock options
     and warrants                                                           234,000              753,000                   0
   Net proceeds from common stock issued                                          0              229,000                   0
   Proceeds from LNB settlement, net of expenses                            202,000                    0                   0
   Other                                                                          0                    0              (2,000)
                                                                    -----------------    ----------------    -----------------

                Net cash provided by financing activities                   240,000            2,528,000           4,646,000
                                                                    -----------------    ----------------    -----------------

                Net increase (decrease) in cash                             841,000              (20,000)           (158,000)

CASH AT BEGINNING OF PERIOD                                                       0               20,000             178,000
                                                                    -----------------    ----------------    -----------------

CASH  AT END OF PERIOD                                                     $841,000                   $0             $20,000
                                                                    =================    ================    =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid during the period for-
       Interest                                                            $363,000             $412,000            $705,000
                                                                    =================    ================    =================

SUPPLEMENTAL DISCLOSURES OF NONCASH
   TRANSACTIONS:
     Value of common stock issued in a business
       acquisition                                                               $0                   $0            $909,000
                                                                    =================    ================    =================
     Value of common stock retired in satisfaction of
       shareholder loans                                                         $0             $679,000                  $0
                                                                    =================    ================    =================




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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Basis of Presentation-

       The accompanying consolidated financial statements include those of DSI, a New Jersey Corporation and its wholly-owned subsidiaries; DSI Contract Staffing, DSI Staff ConnXions-Northeast, DSI Staff ConnXions Southwest, and DSI Staff Rx, Inc. The results of operations of acquired companies (see Note 3) have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

       As more fully explained in Note 5, the Company has recently extended its line of credit and is currently in discussion with several financial institutions to receive additional financing for its capital needs. In addition, management has instituted several cost reduction programs in an effort to address its recurring operating losses. These management initiatives have resulted in return to profitability of the Company in the 4th quarter of fiscal 1997. Based upon the actions instituted and forecast operating cash flows, management of the Company believes it can sustain operations for at least twelve months from September 30, 1997.

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

       Revenue Policy-

       The Company recognizes revenue in connection with its professional employer organization program (PEO) and its temporary placement service program when the services have been provided. Revenues represent the Company's billings to customers, with the corresponding cost of providing those services reflected as direct operating expenses. Payroll services, commissions and other fees for administrative services are recognized as revenue as the related service is provided.

       Equipment and Improvements-

       Equipment and improvements are stated at cost. Depreciation and amortization are provided using straight-line and accelerated methods over the estimated useful asset lives (3 to 5 years) and the shorter of the lease term or estimated useful life for leasehold improvements.

       Goodwill-

       Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the acquisition date and is being amortized on a straight line basis over 20 years for substantially all of the Company's acquisitions (see Note 3). Goodwill amortization expense charged to operations was approximately $434,000 for 1997, $415,000 for 1996 and $327,000 for 1995. Amortization expense for 1997 and 1996 includes a provision for goodwill impairment as described below.

       During 1995, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of certain of the acquisitions described in Note 3 experiencing operating cash flow losses, the Company, utilizing the present value of estimated future cash flows from these operations discounted at a rate of return (15%), determined that some impairment had occurred in certain of these acquisitions. As a result, the Company charged approximately $195,000 and $180,000 of additional amortization to depreciation and amortization for the year ended September 30, 1996 and 1995, respectively.

       In 1997, the Company decided not to remain in the insurance business and elected to write off $261,000 in intangible assets of Digital Insurance, Inc.

       Insurance Programs-

       The Company previously maintained a large deductible workers' compensation insurance program which was replaced on April 1, 1997 with a new program. Under the old program the Company still maintains a reserve for claims that are outstanding as of the balance sheet date. However the new program requires the funding of anticipated loss reserves on a current basis. To be conservative the Company expenses the maximum loss it can be held accountable for under this program which is greater than the current funding requirement.

       Net Loss Per Common Share-

       Net loss per common share is based upon the weighted average number of shares outstanding. Outstanding stock options and warrants have not been considered in the computations of net loss per common share in 1997, 1996 and 1995 since their effect was antidilutive. In March, 1997 the Financial Accounting Standards Board issued Statement on Financial Accounting Standards Number 128, (Earnings Per Share) [(SFAS No. 128)]. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior year earnings per share. If the Company had adopted SFAS No. 128 for the year ended September, 1997 there would have been no effect on earnings per share.

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

       Turnkey Services, Inc.-

       In May 1995, the Company, through its subsidiary, DSI Staff ConnXions-Southwest, purchased certain assets of a PEO company located in El Paso, Texas, Turnkey Services, Inc. The assets acquired included the customer lists and all owned and leased assets utilized by Turnkey in its business operations, subject to interest of equipment lessors. In consideration for the assets, the Company paid to Turnkey $784,000 in cash and a note payable and issued common stock in the amount of $166,000. In addition, the Company incurred approximately $200,000 in transaction costs and recorded goodwill of approximately $989,000 associated with this acquisition.

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

       In March 1995, the Company issued 360,000 shares of its common stock, valued at $743,000, to satisfy part of the aforementioned promissory note. The balance was paid in cash.

       If this acquisition had been included in the consolidated financial statements for the entire year ended September 30, 1995, the effect would not have been significant

(4)  INCOME TAXES:

       At September 30, 1997, the Company had available operating loss carryforwards of approximately $6,945,000 to reduce future periods' taxable income. The carryforwards expire in various years beginning in 2004 and extending through 2012.

       The Company has recorded a $760,000 deferred tax asset at September 30, 1997 and 1996. This represents management's estimate of the income tax benefits to be realized upon utilization of a portion of its net operating losses for which management believes utilization to be more likely than not. In order for the Company to realize a $760,000 tax benefit, the Company would have to generate approximately $2,000,000 in future taxable income. Management believes the Company's operations can generate sufficient taxable income to realize this tax asset as a result of recent business developments, its ability to meet its operating plan as well as the resolution of significant past problems which had adversely affected the Company in prior years.

       The income tax benefit reflected in the consolidated statement of operations for 1995 represents a portion of the recorded deferred tax asset described above.

       An analysis of the Company's deferred income tax asset is as follows-

                                                                                      1997                 1996
                                                                           -------------------- --------------------
           Net operating loss carryforwards                                     $2,500,000           $1,985,000
           Accrued workers'  compensation                                          476,000              278,000
           Allowance for doubtful accounts                                         310,000              122,000
           Other items, net                                                        154,000                    0
                                                                           -------------------- --------------------



                Gross deferred income tax asset                                  3,440,000            2,335,000
           Valuation allowance                                                  (2,680,000)          (1,575,000)
                                                                           -------------------- --------------------

                             Deferred income tax asset                            $760,000             $760,000
                                                                           ==================== ====================


(5)  SHORT-TERM BORROWINGS:

       In February 1995, the Company entered into a one year revolving credit line facility (the "Line") with a bank which was subsequently extended and amended on seven occasions. Each loan extension has been for limited periods of time. The fifth amendment executed as of December 31, 1996, restricted the Company from borrowing any additional funds available on the Line and required weekly principal payments of $10,000, effective February 24, 1997. Effective October 31, 1997, the Company entered into the seventh amendment to the loan agreement. Under the terms of this agreement, which expires October 31, 1998, the Company was required to grant to the bank 500,000 warrants to purchase the Company's common stock. The warrants will vest in amounts of 200,000 and 300,000 as of April 30, 1998 and October 31, 1998, respectively, if the obligations under the loan agreement are not paid in full by these dates. The warrants have an exercise price of $2.4375 per share which was the fair market value of the stock at the date of the agreement. The Company is obligated to make monthly payments of interest on the outstanding amounts at the bank's floating base rate plus three percent (11.5% at September 30, 1997). The Line is collateralized by all of the Company's assets. On December 1, 1997, as a requirement of the Line, the Company raised $250,000. These funds were an equity investment provided by its directors, a former director and executive officers and will be available for general corporate purposes.

       To address the capital needs of the Company, management is presently in discussions with several financial institutions. There can be no assurance that the Company will be successful in its efforts to raise additional funds.

       During 1995, the Company issued approximately $1,975,000 of Subordinated Bridge Notes to various investors. The notes bore interest at a rate of 12% per annum (which was increased to 16% in November, 1995 in consideration for extending the maturity date) and were repaid in full in 1996. In connection with the issuance of these notes, the Company also granted these investors warrants to purchase the Company's common stock (see Note 9).

       Other information with respect to short term borrowings for 1997 and 1996 is as follows-


                                                                                   1997                1996
                                                                             -----------------    ----------------
         Balance at end of period                                                 $2,697,000           $2,907,000
         Maximum amount outstanding during period                                  3,017,000            5,019,000
         Weighted average balance outstanding during the
           period                                                                  2,916,000            3,382,000
         Weighted average interest rate during the period                           11.16%               12.31%

(6)  ACCRUED EXPENSES AND
     OTHER CURRENT LIABILITIES:

       Accrued expenses and other current liabilities at September 30, 1997 and 1996 consist of the following-

                                                                                    1997               1996
                                                                               ---------------    ---------------
         Payroll and payroll taxes                                                $2,271,000         $1,888,000
         Worker's compensation insurance reserves                                  1,321,000            631,000
         Legal                                                                       134,000            100,000
         Other                                                                       412,000            298,000
                                                                               ---------------    ---------------

                                                                                  $4,138,000         $2,917,000
                                                                               ===============    ===============

(7)  LONG-TERM DEBT:

       Long-term debt at September 30, 1997 and 1996 consists of the following-

                                                                                       1997             1996
                                                                                   -------------    -------------


         Leases                                                                       $202,000         $188,000

         Less- Current portion                                                        (113,000)         (88,000)
                                                                                   -------------    -------------

                                                                                       $89,000         $100,000
                                                                                   =============    =============

       Maturities of long-term debt as of September 30, 1997 are as follows-


                     Year Ending
                    September 30
                  ------------------
                        1998                                                                 $113,000
                        1999                                                                   48,000
                        2000                                                                   34,000
                        2001                                                                    7,000
                                                                                         ---------------

                                                                                             $202,000
                                                                                         ===============


(8)  COMMITMENTS AND CONTINGENCIES:

       Leases-

         In November 1991, the Company entered into a lease for its corporate headquarters facility. The lease term extended 69 months with fixed monthly payments of $18,000. The Company recognized rent expense of $253,000 under this lease in 1997, 1996 and 1995. Commencing September, 1997, the Company relocated its corporate headquarters to a new facility. The lease for this facility extends through September, 2007 and provides for minimum annual payments of $286,000. The old lease was a triple net lease resulting in actual total payments approximating the lease payments in the new building. Rent expense under all operating leases was $537,000 in 1997, $627,000 in 1996 and $384,000 in 1995.

       Minimum payments under noncancellable lease obligations at September 30, 1997 are as follows-


                     Year Ending
                    September 30
                  ------------------
                        1998                                                                      $      567,000
                        1999                                                                             572,000
                        2000                                                                             434,000
                        2001                                                                             353,000
                        2002                                                                             308,000
                     Thereafter                                                                        1,601,000
                                                                                          -----------------------

                                                                                                     $ 3,835,000
                                                                                          =======================

       Workers' Compensation Policy-

       In connection with the Company's former workers' compensation insurance policy which expired on April 1, 1997, the insurance company developed reserve factors on each claim that may or may not materialize after the claim is fully investigated. Generally Accepted Accounting Principles require that all incurred, but not paid claims, as well as an estimate for claims incurred, but not reported (IBNR), be accrued on the balance sheet as a current liability, although a portion of the claims may not be paid in the following 12 months. As of September 30, 1997 and September 30, 1996, this accrual amounted to $818,000 and $631,000, respectively. On April 1, 1997, the Company entered into a workers' compensation policy with a new carrier. Under the terms of the new workers' compensation insurance program the Company fully accrues the maximum loss on a monthly basis. During the twelve months ended September 30, 1997 and 1996, the Company recognized approximately $868,000 and $1,332,000, respectively, as its share of premiums collected from customers covered by these policies in excess of claims and fees paid. The decrease in reported workers' compensation profit is due to the revised methodology in evaluating the Company's exposure as reported in the Company's second fiscal quarter 10-Q and the new insurance program.

       The Company has outstanding letters of credit amounting to $1,193,000 as of September 30, 1997. The letters of credit are required to collateralize unpaid claims in connection with the Company's former workers' compensation insurance policy and can only be drawn upon by the beneficiary if the Company does not perform according to the terms of the related agreement. The Company has collateralized these letters of credit by maintaining compensating restricted cash balances of $738,000 and utilizing $455,000 of amounts available under its line of credit. The Company's current policy does not require a letter of credit because the Company funds the estimated loss reserves on a monthly basis.

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

       The Company issued 1,783,334 shares in the name of LNB and delivered the shares to a depository to secure the first portion of the loan of $1,000,000. In January 1996, the Company determined that the shares pledged as collateral had been transferred and sold in violation of the loan and finance agreement. As a result, the financing agreement was terminated and never funded. Through the efforts of the Company, 1,258,334 of these shares were recovered and the Company received proceeds of $229,000 for a partial payment on the 525,000 shares not recovered.

         In March 1996, the Company commenced action against LNB, Donaldson, Lufkin & Jenrette Securities Corporation and other individuals to recover damages on account of the wrongful sale of the Company's common stock. On July 2, 1997, the Company settled the action. Without admitting or denying the allegations in the complaint, the defendants agreed to pay $676,000 of which $426,000 ($202,000, net of expenses) has been paid with the balance of $250,000 to be paid by LNB on or before August 4, 1997. The payment was not made by LNB as of December 16, 1997 and as a result, the Company has commenced collection proceedings. The subsequent payment is secured by a confession of judgment and a mortgage in the amount of $625,000. The payments under the settlement agreement are in addition to $229,000 previously received from LNB bringing the total recovered to approximately $905,000, assuming LNB complies with the terms of the settlement and remits the last payment of $250,000. The agreement also provides that upon payment of all sums due under the settlement agreement, LNB shall be deemed to have made full restitution to the Company for the claims alleged in the action.

         At September 30, 1997 the Company is involved in various other legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, none of these proceedings would have a material effect, if adversely decided, on the consolidated financial position or results of operations of the Company.

(9)    SHAREHOLDERS' EQUITY

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

         Additionally, during 1996 the Company raised an additional $4,091,000, net of expenses through a private placement of 1,882,408 shares of its common stock. The proceeds from these offerings were used in part to pay down the balance on the Subordinated Bridge Notes, collateralize letters of credit issued to secure the Company's workers' compensation program (see Note 8) and for working capital needs.

         On December 1, 1997, as a requirement of the extension of its bank line of credit, the Company raised $250,000. These funds were an equity investment provided by its directors, a former director and executive officers and will be available for general corporate purposes.

       Stock Warrants -

       The following is a summary of the outstanding warrants to purchase the Company's common stock at September 30, 1997 as a result of various debt and equity offerings that have occurred since the Company's inception:

                                                                  Exercise Price Per        Number of Shares of
            Exercise Period From          Exercise Period            Common Share          Common Stock Reserved
                                                To
            ----------------------     ----------------------    ---------------------    -------------------------
            October 1991               October 2001                      0.75                     100,000
            June 1993                  June 1998                         0.75                      25,000
            August 1993                August 1998                       0.75                         300
            September 1993             September 1998                    1.06                      50,000
            January 1995               January 2000                      1.90                      64,350
            April 1995                 April 2000                        2.50                       5,000
            October 1995               October 2000                      2.25                      24,000
            December 1995              December 2000                     1.56                       5,000
            June 1996                  June 2001                         2.70                     112,979


                                                                                              -------------

                                                                                                  386,629
                                                                                              =============

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

         The following tables summarizes the activity in the Company's stock option plans for the year ended September 30, 1997 and 1996.

                                    Options                                                                      Options
                                  Outstanding                                                                  Outstanding
                                 September 30,                                                                September 30,
                Plan                  1996            Granted (1)         Canceled          Exercised              1997
         -------------------    -----------------    --------------    ---------------    ---------------    -----------------

         Employee Plan                 248,558             60,000           135,751              79,682              93,125
         Director Plan                  71,250             15,000            10,000                   0              76,250
         Management
           Plan                        977,540             30,000           207,751             124,789             675,000
                                -----------------    --------------    ---------------    ---------------    -----------------

                                     1,297,348            105,000           353,502             204,471             844,375
                                =================    ==============    ===============    ===============    =================

         (1) Options granted during 1997 have a weighted average exercise price and weighted average fair value of $1.875 and $1.12, respectively.

                                    Options                                                                      Options
                                  Outstanding                                                                  Outstanding
                                 September 30,                                                                September 30,
                Plan                  1995            Granted(2)          Canceled          Exercised              1996
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
                                =================    ==============    ===============    ===============    =================

         (2) Options granted during 1996 have a weighted average exercise price and weighted average fair value of $4.63 and $2.40, respectively.

         During 1997, certain individuals exercised options by delivering to the Company shares previously purchased in consideration for the option price. The amounts reflected in additional paid in capital are net of the fair market value of the shares redeemed by the Company.

         Options outstanding as of September 30, 1997 become exercisable as follows-

                                Exercise
               Plan              Price            Total            1997             1998           1999          Thereafter
         -----------------    -------------    -------------   --------------    -----------    ------------   ---------------

         Employee                 $0.75-            93,125           41,178          24,614         15,833           11,500
           Plan                   $6.50

         Director                 $0.81-            76,250           61,250          15,000              0              0
           Plan                   $4.4375

         Management                $.875-          675,000          438,999         124,000        112,001              0
           Plan                   $5.8125
                                               -------------   --------------    -----------    ------------   ---------------

                                                   844,375          541,427         163,614        127,834         11,500
                                               =============   ==============    ===========    ============   ===============

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which was effective October 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for options granted subsequent to October 1, 1996; dividend yield of 0%, risk-free interest rate of 6.31% and 6.64% in 1997 and 1996, and expected option life of 4 years. Expected volatility was assumed to be 73.5% and 78% in 1997 and 1996, respectively.

         As permitted by FAS 123, the Company has chosen to continue to account for its employee stock-based compensation at their intrinsic value in accordance with Accounting Principle Board Opinion No. 25. Accordingly no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the company's stock option plans, the tax-effected impact would be as follows:

                                                                                        ------------------ -------------------
             (Thousands of dollars except per share amounts)                                       1997               1996
                                                                                        ------------------ -------------------
             Net loss as reported                                                                $2,832               $597
             Estimated fair value of the year's option grants, net of tax
                                                                                                     76                788
                                                                                        ------------------ -------------------
             Net loss adjusted
                                                                                                 $2,908             $1,385
                                                                                        ------------------ -------------------



             Adjusted net loss per share
                                                                                                 $.15               $.08
                                                                                        ================== ===================

                                                                      SCHEDULE I


                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS


              FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995





                                                     (c) Additions           (d)
                                   (b) Balance         Charged to       Deductions -
                                   at Beginning        Costs and             Net            (e) Other         (f) Balance
       (a) Description               of Year            Expenses         Write-Offs         Adjustment       at End of Year
------------------------------    ---------------    ---------------    --------------    ---------------    ---------------

Allowance for doubtful
accounts, year ended-

     September 30, 1997              $339,000          $1,120,000          ($597,000)               $0            $862,000
                                   =============     ==============     ==============    ===============     =============

     September 30, 1996              $150,000            $462,000          ($273,000)               $0            $339,000
                                   =============     ==============     ==============    ===============     =============

     September 30, 1995               $99,000            $153,000          ($102,000)               $0            $150,000
                                   =============     ==============     ==============    ===============     =============

                                      S-20

                                Exhibit Index

         The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Secs. 20l.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

EXHIBIT

EXHIBIT NO.                DESCRIPTION

3.1      --       Amended and Restated Certificate of Incorporation of Registrant (Exhibit A to
                  Definitive Proxy Material dated July 20, 1990)

3 (c)    --       By-Laws of Registrant (Exhibit 10.1 to Form 8-K dated March 2l, 1990)

10.6.1  *--       Lease dated May 30, 1997 for office space at 300 Atrium, Somerset, New
                  Jersey

10.15.1   -       Employment agreement between George J. Eklund and the Company dated March 12, 1996

10.15.2 *--       Amended employment agreement between George J. Eklund and the Company dated December 16, 1997

10.16.1 *--       Seventh amended Loan Agreement between Registrant and Summit Bank and sixth amended Promissory
                  Note

21.0  --          Subsidiaries (Exhibit 21 to Form 10-K for fiscal 1996)

23.1 *-- Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1997 into the Company's registration
                  Statement on form S-3 file number 33-85526.

23.2 *-- Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1997 into the Company's registration
                  Statement on form S-3 file number 33-70928.

23.3 *-- Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1997 into the Company's registration
                  Statement on form S-3 file number 33-91700.

23.4 *-- Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1997 into the Company's registration
                  Statement on form S-3 file number 33-09313.

27.  *--          Financial Data Schedule.

