Form 10-Q
period 1997-12-31
DIGITAL SOLUTIONS INC
filed 1998-02-17
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/  X  /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1997

                                       OR

/     /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

                           Commission File No. 0-18492

                             DIGITAL SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

       New Jersey                                            22-1899798
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

300 Atrium Drive, Somerset, NJ                                  08873
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (732) 748-1700

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

19,298,010 shares of Common Stock, par value $.001 per share, were outstanding as of February 11, 1998.


                                    1 of 13

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                December 31, 1997


                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I - Financial Information

Item 1.           Consolidated Balance Sheets as of
                  December 31, 1997 (Unaudited) and
                  September 30, 1997                                        3

                  Consolidated Statements of
                  Income for the three months ended
                  December 31, 1997 and 1996 (Unaudited)                    5

                  Consolidated Statements of Cash Flows for the
                  three months ended December 31, 1997 and 1996
                  (Unaudited)                                               6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                               7

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations             9


Part II - Other Information

Item 1.           Legal Proceedings                                         11

Item 5.           Other Information                                         12

Item 6.           Exhibits and Reports on Form 8-K                          12

Signatures                                                                  13


                                    2 of 13

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31,   SEPTEMBER 30,
                                                           1997           1997
                                                       ------------   -------------
                                                       (unaudited)
ASSETS

CURRENT ASSETS

          Cash                                         $   685,000    $   841,000
          Restricted Cash                                  738,000        738,000
          Accounts receivable, net of allowance          5,637,000      5,820,000
          Other current assets                             444,000        402,000
                                                       -----------    -----------
               Total current assets                      7,504,000      7,801,000

EQUIPMENT AND IMPROVEMENTS

          Equipment                                      3,253,000      3,170,000
          Leasehold improvements                            49,000         47,000
                                                       -----------    -----------
                                                         3,302,000      3,217,000

          Accumulated depreciation and amortization      2,385,000      2,310,000
                                                       -----------    -----------
                                                           917,000        907,000

DEFERRED TAX ASSET                                         760,000        760,000

GOODWILL, net of amortization                            4,282,000      4,344,000

OTHER ASSETS                                               309,000        351,000
                                                       -----------    -----------

          TOTAL ASSETS                                 $13,772,000    $14,163,000
                                                       ===========    ===========


The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                          DECEMBER 31,     SEPTEMBER 30,
                                                                              1997             1997
                                                                          ------------     -------------
                                                                          (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
          Short-term borrowings                                           $  2,567,000     $  2,697,000
          Current portion of long-term debt                                     93,000          113,000
          Accounts payable                                                   1,836,000        2,254,000
          Accrued expenses and other current liabilities                     3,579,000        4,138,000
                                                                          ------------     ------------
               Total current liabilities                                     8,075,000        9,202,000

LONG-TERM DEBT                                                                  75,000           89,000
                                                                          ------------     ------------
               Total Liabilities                                             8,150,000        9,291,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
          Common Stock, $.001 par value; authorized 40,000,000 shares;
               issued and outstanding 19,298,010 and 19,141,760 at
               December 31, 1997 and September 30, 1997, respectively           19,000           19,000
          Additional paid-in capital                                        13,643,000       13,393,000
          Accumulated deficit                                               (8,040,000)      (8,540,000)
                                                                          ------------     ------------
               Total shareholders' equity                                    5,622,000        4,872,000
                                                                          ------------     ------------
          TOTAL LIABILITIES AND EQUITY                                    $ 13,772,000     $ 14,163,000
                                                                          ============     ============


The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.


                                    4 of 13

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                    FOR THE THREE MONTHS
                                                         DECEMBER 31,
                                                  ------------------------
                                                      1997          1996
                                                  -----------    -----------

REVENUES                                          $33,662,000    $30,885,000

DIRECT EXPENSES                                    31,060,000     28,370,000
                                                  -----------    -----------

   Gross profit                                     2,602,000      2,515,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        1,857,000      2,061,000

DEPRECIATION AND AMORTIZATION                         169,000        179,000
                                                  -----------    -----------

   Income from operations                             576,000        275,000
                                                  -----------    -----------

OTHER INCOME (EXPENSE)
   Interest and other income                           12,000         17,000
   Interest expense                                   (88,000)       (91,000)
                                                  -----------    -----------
                                                      (76,000)       (74,000)

                                                  -----------    -----------
NET INCOME                                        $   500,000    $   201,000
                                                  ===========    ===========

BASIC EARNINGS PER COMMON SHARE                   $      0.03    $      0.01
                                                  ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                19,194,409     18,964,158
                                                  ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                 $      0.03    $      0.01
                                                  ===========    ===========

DILUTED SHARES OUTSTANDING                         19,458,078     19,914,159
                                                  ===========    ===========


      The accompanying notes to the consolidated financial statements are an integral part of these consolidated financial statements.



                                    5 of 13

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                     FOR THE THREE MONTHS
                                                                          DECEMBER 31,
                                                                   -------------------------
                                                                      1997           1996
                                                                   ---------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                                  $ 500,000     $   201,000
       Adjustments to reconcile net income to net
          cash used in operating activities:
          Depreciation and amortization                              169,000         179,000
          Provision for doubtful accounts                             14,000          13,000

       Changes in operating assets and liabilities:
          Accounts receivable                                        169,000      (1,440,000)
          Other current assets                                       (32,000)       (318,000)
          Accounts payable, accrued expenses and
            other current liabilities                               (977,000)        733,000
                                                                   ---------     -----------

                      Net cash used in operating activities         (157,000)       (632,000)
                                                                   ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of equipment and improvements                        (85,000)           --
                                                                   ---------     -----------

                      Net cash used in investing activities          (85,000)           --
                                                                   ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       (Repayments) proceeds from borrowings on revolving
            line of credit - net                                    (130,000)        110,000
       Payments under capital lease obligations                      (34,000)        (36,000)
        Proceeds from reduction of required Letters of Credit           --           344,000
       Proceeds from issuance of common stock and
            exercise of common stock options and warrants - net      250,000         214,000
                                                                   ---------     -----------

                      Net cash provided by financing activities       86,000         632,000
                                                                   ---------     -----------

       Net decrease in cash                                         (156,000)           --

CASH AT BEGINNING OF PERIOD                                          841,000            --
                                                                   ---------     -----------

CASH AT END OF PERIOD                                              $ 685,000     $      --
                                                                   =========     ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for interest                    $  82,000     $    81,000
                                                                   =========     ===========



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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

The consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include those of DSI, a New Jersey Corporation and its wholly-owned subsidiaries; DSI Contract Staffing, DSI Staff ConnXions, Staff ConnXions - Northeast, Inc., DSI Staff ConnXions - Southwest, and DSI Staff Rx, Inc. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Earnings Per Common Share


                                    7 of 13

In March 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards Number 128, "Earnings Per Share" (FAS No. 128). FAS 128 requires the presentation of basic earnings per share and diluted earnings per share. "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and awards.


(3)  COMMITMENTS AND CONTINGENCIES

In connection with the Company's former workers' compensation insurance policy which expired on April 1, 1997, the insurance company developed reserve factors on each claim that may or may not materialize after the claim is fully investigated. Generally Accepted Accounting Principles require that all incurred, but not paid claims, as well as an estimate for claims incurred, but not reported (IBNR), be accrued on the balance sheet as a current liability, although a portion of the claims may not be paid in the following 12 months. As of December 31, 1997 and December 31, 1996, this accrual amounted to $628,000 and $790,000, respectively. On April 1, 1997, the Company entered into a workers' compensation policy with a new carrier. Under the terms of the new workers' compensation insurance program the Company fully accrues the maximum loss on a monthly basis. During the three months ended December 31, 1997 and 1996, the Company recognized approximately $190,000 and $345,000, respectively, as its share of premiums collected from customers covered by these policies in excess of claims and fees paid. The decrease in reported workers' compensation profit is due to the revised methodology in evaluating the Company's exposure as previously discussed and the new insurance program.

The Company has outstanding letters of credit amounting to $1,193,000 as of December 31, 1997. The letters of credit are required to collateralize unpaid claims in connection with the Company's former workers' compensation insurance policy and can only be drawn upon by the beneficiary if the Company does not perform according to the terms of the related agreement. The Company has collateralized these letters of credit by maintaining compensating restricted cash balances of $738,000 and utilizing $455,000 of amounts available under its line of credit. The Company's current policy does not require a letter of credit because the Company funds the estimated loss reserves on a monthly basis.

(4)  SHAREHOLDERS' EQUITY

During the first quarter of fiscal 1998, $250,000 was received from an equity investment by the Company's directors and executive officers, as well as from a former director, to be used for general corporate purposes. The raising of these funds was a requirement of the recently negotiated bank line of credit extension.


                                    8 of 13

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

         The Company's revenues for the three months ended December 31, 1997 and 1996 were $33,662,000 and $30,885,000, respectively, which represents an increase of $2,777,000 or 9.0%. This increase is due to the efforts of the internal sales force to continually bring in new business which accounted for all of the increase.

         Direct expenses were $31,060,000 for the three months ended December 31, 1997 and $28,370,000 for the comparable period last year, representing an increase of $2,690,000 or 9.5%. Of this increase, $155,000 is due to reporting less profit on the workers' compensation program in the quarter ended December 31, 1997 due to the revised methodology in evaluating workers' compensation reserves and the new insurance program. As a percentage of revenue, direct expenses for the three months ending December 31, 1997 and 1996 were 92.3% and 91.8%, respectively. These increases represent the corresponding higher costs associated with the increase in revenue and a greater mix of PEO business plus lower workers' compensation profit. These increases were attributed to the increase in the PEO business.

         Gross profits were $2,602,000 and $2,515,000 for the quarters ended December 31, 1997 and 1996, respectively, or a increase of $87,000. Gross profits, as a percentage of revenue, were 7.7% and 8.1% for the quarters ended December 31, 1997 and 1996, respectively, reflecting the higher mix of PEO business.


                                    9 of 13

         SG&A costs for the quarters ended December 31, 1997 and 1996 were $1,857,000 and $2,061,000, respectively, for an decrease of $204,000 or 9.9%.
The decrease was attributable to the reduction in overhead costs implemented in the fourth fiscal quarter of 1997.

         Depreciation and amortization for the quarters ended December 31, 1997 and 1996 decreased to $169,000 from $179,000, respectively, or $10,000.

          Net income for the quarter ended December 31, 1997 was $500,000 versus net income of $201,000 for the similar period in 1996. This increase of $299,000 is attributed to the increase in the PEO business and the reduction in overhead costs.


Liquidity and Capital Resources

         The Company's negative working capital position as of December 31, 1997 improved to ($571,000) versus ($1,401,000) as of September 30, 1997. The increase reflects the continued earnings improvement of the Company. At December 31, 1997, the Company had cash of $685,000, restricted cash of $738,000 and accounts receivable, net of $5,637,000.

         In February 1995, the Company entered into a one year revolving credit line facility (the "Line") with a bank which was subsequently extended and amended on seven occasions. Each loan extension has been for limited periods of time. The fifth amendment executed as of December 31, 1996, restricted the Company from borrowing any additional funds available on the Line and required weekly principal payments of $10,000, effective February 24, 1997. Effective October 31, 1997, the Company entered into the seventh amendment to the loan agreement. Under the terms of this agreement, which expires October 31, 1998, the Company was required to grant to the bank 500,000 warrants to purchase the Company's common stock. The warrants will vest in amounts of 200,000 and 300,000 as of April 30, 1998 and October 31, 1998, respectively, if the obligations under the loan agreement are not paid in full by these dates. The warrants have an exercise price of $2.4375 per share, which was the fair market value of the stock at the date of the agreement. The Company is obligated to make monthly payments of interest on the outstanding amounts at the bank's floating base rate plus three percent (11.5% at September 30, 1997). Under the present amendment, the Company can not borrow additional funds and continues to make weekly principal payments of $10,000. The line is collateralized by all of the Company's assets. At September 30, 1997 and December 31, 1997, the total amount outstanding on the Line was $2,697,000 and $2,567,000, respectively. In December 1997, the Company's directors and executive officers, as well as a former director, made an equity investment of $250,000 for general


                                    10 of 13
corporate purposes. The raising of these funds was a requirement of the recently negotiated bank line of credit extension.

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

         In March 1996, the Company commenced action against LNB, Donaldson, Lufkin & Jenrette Securities Corporation and other individuals to recover damages on account of the wrongful sale of the Company's common stock. On July 2, 1997, the Company settled the action. Without admitting or denying the allegations in the complaint, the defendants agreed to pay $676,000 of which $426,000 ($202,000, net of expenses) has been paid with the balance of $250,000 to be paid by LNB on or before August 4, 1997. As of February 11, LNB failed to make the $250,000 payment due under the settlement agreement. The Company is currently pursuing enforcement alternatives. The subsequent payment is secured by a confession of judgment and a mortgage in the amount


                                    11 of 13
of $625,000. The payments under the settlement agreement are in addition to $229,000 previously received from LNB bringing the total recovered to approximately $905,000, assuming LNB complies with the terms of the settlement and remits the last payment of $250,000. The agreement also provides that upon payment of all sums due under the settlement agreement, LNB shall be deemed to have made full restitution to the Company for the claims alleged in the action.

         At December 31, 1997 the Company is involved in various other legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, none of these proceedings would have a material effect, if adversely decided, on the consolidated financial position or results of operations of the Company.




Item 5.  Other Events

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K

none filed during the quarter ended December 31, 1997.


                                    12 of 13

                                   SIGNATURES




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     DIGITAL SOLUTIONS, INC.
                                                     (Registrant)



                                                      /s/ Donald W. Kappauf
                                                     -----------------------
                                                     Donald W. Kappauf
                                                     Chief Executive Officer



                                                     /s/ Donald T. Kelly
                                                     -----------------------
                                                     Donald T. Kelly
                                                     Chief Financial Officer

Date:  February 11, 1998


                                    13 of 13