Form 10-Q
period 1998-03-31
DIGITAL SOLUTIONS INC
filed 1998-05-20
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

                                 Yes /X/ No / /

19,298,010 shares of Common Stock, par value $.001 per share, were outstanding as of May 13, 1998.


                                    1 of 16

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                 March 31, 1998

                                Table of Contents

                                                                        Page No.
Part I - Financial Information

Item 1.           Consolidated Balance Sheets as of
                  March 31, 1998 (Unaudited) and
                  September 30, 1997                                           3

                  Consolidated Statements of
                  Income for the three months ended
                  March 31, 1998 and 1997 (Unaudited)                          5

                  Consolidated Statements of
                  Income for the six months ended
                  March 31, 1998 and 1997 (Unaudited)                          6

                  Consolidated Statements of Cash Flows for the
                  six months ended March 31, 1998 and 1997
                  (Unaudited)                                                  7

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                  8

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations               11

Part II - Other Information

Item 1.           Legal Proceedings                                           14

Item 5.           Other Information                                           14

Item 6.           Exhibits and Reports on Form 8-K                            15

Signatures                                                                    16


                                    2 of 16

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                          MARCH 31,        SEPTEMBER 30,
                                                            1998               1997
                                                         -----------       -----------
                                                         (unaudited)
ASSETS

CURRENT ASSETS
         Cash                                            $ 1,244,000       $   841,000
         Restricted Cash                                     738,000           738,000
         Accounts receivable, net of allowance             5,300,000         5,820,000
         Other current assets                                962,000           402,000
                                                         -----------       -----------
              Total current assets                         8,244,000         7,801,000

EQUIPMENT AND IMPROVEMENTS
         Equipment                                         3,319,000         3,170,000
         Leasehold improvements                               49,000            47,000
                                                         -----------       -----------
                                                           3,368,000         3,217,000
         Accumulated depreciation and amortization         2,460,000         2,310,000
                                                         -----------       -----------
                                                             908,000           907,000
DEFERRED TAX ASSET                                           380,000           760,000
GOODWILL, net of amortization                              4,220,000         4,344,000
OTHER ASSETS                                                 279,000           351,000
                                                         -----------       -----------
         TOTAL ASSETS                                    $14,031,000       $14,163,000
                                                         ===========       ===========

 The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.


                                    3 of 16

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,         SEPTEMBER 30,
                                                                                1998                1997
                                                                            ------------        ------------
                                                                            (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Short-term borrowings                                              $         --        $  2,697,000
         Current portion of long-term debt                                       569,000             113,000
         Accounts payable                                                      2,281,000           2,254,000
         Accrued expenses and other current liabilities                        3,357,000           4,138,000
                                                                            ------------        ------------
              Total current liabilities                                        6,207,000           9,202,000

LONG-TERM DEBT                                                                 1,998,000              89,000
                                                                            ------------        ------------
              Total Liabilities                                                8,205,000           9,291,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
         Common Stock, $.001 par value; authorized 40,000,000 shares;
              issued and outstanding 19,298,010 and 19,141,760 at
              March 31, 1998 and September 30, 1997, respectively                 19,000              19,000
         Additional paid-in capital                                           13,643,000          13,393,000
         Accumulated deficit                                                  (7,836,000)         (8,540,000)
                                                                            ------------        ------------
              Total shareholders' equity                                       5,826,000           4,872,000
                                                                            ------------        ------------
         TOTAL LIABILITIES AND EQUITY                                       $ 14,031,000        $ 14,163,000
                                                                            ============        ============

 The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.


                                    4 of 16

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS
                                                               MARCH 31,
                                                   --------------------------------
                                                       1998                1997
                                                   ------------        ------------
REVENUES                                           $ 32,575,000        $ 30,225,000
DIRECT EXPENSES                                      30,346,000          28,633,000
                                                   ------------        ------------
         Gross profit                                 2,229,000           1,592,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          1,761,000           4,307,000
DEPRECIATION AND AMORTIZATION                           170,000             438,000
                                                   ------------        ------------
         Income (loss) from operations                  298,000          (3,153,000)
                                                   ------------        ------------
OTHER INCOME (EXPENSE)
         Interest and other income                       11,000              16,000
         Interest expense                              (105,000)           (105,000)
                                                   ------------        ------------
                                                        (94,000)            (89,000)
                                                   ------------        ------------
              Income (loss) before tax                  204,000          (3,242,000)
INCOME TAX                                                   --                  --
                                                   ------------        ------------
NET INCOME (LOSS)                                  $    204,000        $ (3,242,000)
                                                   ============        ============
BASIC EARNINGS (LOSS) PER COMMON SHARE             $       0.01        $      (0.17)
                                                   ============        ============
WEIGHTED AVERAGE SHARES OUTSTANDING                  19,298,010          19,085,036
                                                   ============        ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE           $       0.01        $      (0.17)
                                                   ============        ============
DILUTED SHARES OUTSTANDING                           19,618,273          19,085,036
                                                   ============        ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.


                                    5 of 16

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           FOR THE SIX MONTHS
                                                               MARCH 31,
                                                   --------------------------------
                                                       1998                1997
                                                   ------------        ------------
REVENUES                                           $ 66,237,000        $ 61,110,000
DIRECT EXPENSES                                      61,406,000          57,003,000
                                                   ------------        ------------
         Gross profit                                 4,831,000           4,107,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          3,618,000           6,368,000
DEPRECIATION AND AMORTIZATION                           339,000             617,000
                                                   ------------        ------------
         Income (loss) from operations                  874,000          (2,878,000)
                                                   ------------        ------------
OTHER INCOME (EXPENSE)
         Interest and other income                       23,000              33,000
         Interest expense                              (193,000)           (196,000)
                                                   ------------        ------------
                                                       (170,000)           (163,000)
                                                   ------------        ------------
              Income (loss) before tax                  704,000          (3,041,000)
INCOME TAX                                                   --                  --
                                                   ------------        ------------
NET INCOME (LOSS)                                  $    704,000        $ (3,041,000)
                                                   ============        ============
BASIC EARNINGS (LOSS) PER COMMON SHARE             $       0.04        $      (0.16)
                                                   ============        ============
WEIGHTED AVERAGE SHARES OUTSTANDING                  19,234,889          19,021,425
                                                   ============        ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE           $       0.04        $      (0.16)
                                                   ============        ============
DILUTED SHARES OUTSTANDING                           19,572,183          19,021,425
                                                   ============        ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.


                                    6 of 16

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE SIX MONTHS
                                                                                          MARCH 31,
                                                                               ------------------------------
                                                                                  1998                1997
                                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                        $   704,000        $(3,041,000)
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization                                             339,000            617,000
         Provision for doubtful accounts                                            35,000          1,052,000
         Other non cash items                                                           --          1,148,000

      Changes in operating assets and liabilities:
         Accounts receivable                                                       485,000         (1,698,000)
         Other current assets                                                     (173,000)          (254,000)
         Notes due from officers                                                        --            136,000
         Accounts payable, accrued expenses and
           other current liabilities                                              (754,000)         2,142,000
                                                                               -----------        -----------
                     Net cash provided by operating activities                     636,000            102,000
                                                                               -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of equipment and improvements                                      (151,000)          (105,000)
                                                                               -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings on revolving line of credit                              --            410,000
      Repayments on revolving line of credit                                      (260,000)          (360,000)
      Payments under capital lease obligations                                     (72,000)           (44,000)
      Proceeds from reduction of required Letters of Credit                             --            417,000
      Proceeds from issuance of common stock and
           exercise of common stock options and warrants - net                     250,000            229,000
                                                                               -----------        -----------
                     Net cash (used in) provided by financing activities           (82,000)           652,000
                                                                               -----------        -----------
      Net increase in cash                                                         403,000            649,000
CASH AT BEGINNING OF PERIOD                                                        841,000                 --
                                                                               -----------        -----------
CASH AT END OF PERIOD                                                          $ 1,244,000        $   649,000
                                                                               ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                 $   181,000        $   183,000
                                                                               ===========        ===========

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.


                                    7 of 16

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

Earnings Per Common Share

In March 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards Number 128, "Earnings Per Share" (FAS No. 128). FAS 128 requires the presentation of basic earnings per share and diluted earnings per share for all


                                    8 of 16
periods presented. "Basic earnings per share" represents net income divided by the weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding stock options and awards.

A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                                Three Months Ended March 31,       Six Months Ended March 31,
                                                   1998             1997             1998             1997
                                                ----------       ----------       ----------       ----------
Weighted average number of common shares        19,298,010       19,085,036       19,234,889       19,021,425

Dilutive share equivalents of outstanding
stock options                                      320,263               --          337,294               --
                                                ----------       ----------       ----------       ----------
Weighted average number of common shares
assuming dilution                               19,618,273       19,085,036       19,572,183       19,021,425
                                                ==========       ==========       ==========       ==========

Stock options outstanding at March 31, 1998 to purchase 599,479 shares of common stock were not included in the computation of earnings per share assuming dilution because the options' exercise prices were greater than the average price of the common shares.

(3)      COMMITMENTS AND CONTINGENCIES

In connection with the Company's former workers' compensation insurance policy which expired on April 1, 1997, the insurance company developed reserve factors on each claim that may or may not materialize after the claim is fully investigated. Generally Accepted Accounting Principles require that all incurred, but not paid claims, as well as an estimate for claims incurred, but not reported (IBNR), be accrued on the balance sheet as a current liability, although a portion of the claims may not be paid in the following 12 months. As of March 31, 1998, this accrual amounted to $361,000. On April 1, 1997, the Company entered into a workers' compensation policy with a new carrier. During the six months ended March 31, 1998 and 1997, the Company recognized approximately $508,000 and $517,000, respectively, as its share of premiums collected from customers covered by these policies in excess of claims and fees paid.

The Company has outstanding letters of credit amounting to $1,193,000 as of March 31, 1998. The letters of credit are required to collateralize unpaid claims in connection with the Company's former workers' compensation insurance policy and can only be drawn upon by the beneficiary if the Company does not perform according to the terms of the related agreement. The Company has collateralized these letters of credit by maintaining compensating restricted cash balances of $738,000 and utilizing $455,000 of amounts available under its line of credit. The Company's current policy does not require a letter of credit because the Company funds the estimated loss reserves on a monthly basis.


                                    9 of 16

(4)      SHAREHOLDERS' EQUITY

During the first six months of fiscal 1998, $250,000 was received from an equity investment by the Company directors and executive officers, as well as from a former director, to be used for general corporate purposes.


                                    10 of 16

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). Digital Solutions, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with the Company's risks of future acquisitions, effects of competition and technological changes and dependence upon key personnel.

         The Company's revenues for the three months ended March 31, 1998 and 1997 were $32,575,000 and $30,225,000, respectively, which represents an increase of $2,350,000 or 7.8%. For the six months ended March 31, 1998 and 1997, the Company's revenues were $66,237,000 and $61,110,000, respectively, which represents an increase of $5,127,000 or 8.4%. This increase is due to the efforts of the internal sales force to continually bring in new business which accounted for all of the increase. Revenues for the first six months ended March 31, 1997 include approximately $8,000,000 in revenue from two contracts completed in the third quarter of fiscal 1997. Excluding these contracts, revenues for the first six months of fiscal 1998 increased 25% over the comparable prior year period.

         Direct expenses were $30,346,000 for the three months ended March 31, 1998 and $28,633,000 for the comparable period last year, representing an increase of $1,713,000 or 6.0%. The quarter ended March 31, 1997, included adjustments amounting to $678,000 primarily related to a revised methodology in evaluating workers' compensation reserves. In addition, the second quarter ended March 31, 1997 also included an expense for underbilled/excess charges for medical expenses in the amount of $206,000. After adjusting for these charges, direct costs increased $2,597,000 or 9.4%. As a percentage of revenue, and on an adjusted basis, direct expenses for the three months ended March 31, 1998 and 1997 were 93.2% and 91.8%, respectively. These increases represent the corresponding higher costs associated with the increase in PEO business. For the six months ended March 31, 1998 and 1997, direct costs increased $4,403,000 or 7.7%, from $57,003,000 to $61,406,000, respectively. For the first six months of fiscal 1997 direct costs included $284,000 in underbilled/excess charges for


                                    11 of 16
medical expenses. After reflecting the adjustments previously discussed and these medical expenses, direct costs increased $5,365,000 or 9.6%. As a percentage of revenue, and on an adjusted basis, direct costs for the six months ended March 31, 1998 and 1997 were 92.7% and 91.7%, respectively. These increases were attributed to the same reasons previously discussed.

         Gross profits were $2,229,000 and $1,592,000 for the quarters ended March 31, 1998 and 1997, respectively, or an increase of $637,000. After reflecting the above mentioned items in the second quarter of 1997, gross profit for that period was $2,476,000. Gross profits, as a percentage of revenue, were 6.8% and 8.2% for the quarters ended March 31, 1998 and 1997, respectively, after reflecting the items previously discussed. For the six months ended March 31, 1998 and 1997, gross profits increased to $4,831,000 from $4,107,000, respectively. After reflecting the previously discussed items, gross profit for the six months ended 1997 was $5,069,000. As a percentage of revenue, gross profits for the six months ended March 31, 1998 and 1997 were 7.3% and 8.3%, respectively, after reflecting for the items previously discussed. The decrease in gross profits as a percentage of revenue is attributed to an increase in the percentage of PEO business which has a lower margin.

         SG&A costs for the quarters ended March 31, 1998 and 1997 were $1,761,000 and $4,307,000, respectively, representing a decrease of $2,546,000 or 59.1%. Included in the second quarter 1997 SG&A costs were $1,973,000 of items including $1,002,000 to increase the Company's bad debt reserve, $300,000 to absorb miscellaneous charges, $124,000 to correct unrecorded 1996 expenses, $102,000 to establish a vacation pay accrual, $81,000 to change supplies accounting, $93,000 to establish a reserve for severance costs and $271,000 for various other miscellaneous items. The need to substantially increase the Company's bad debt reserve became evident after January, 1997 when previously current clients became seriously delinquent. The Company is currently filing legal claims to recover some of these amounts. Excluding these items, SG&A in fiscal 1998 decreased by $573,000 or 24.5%. This decrease was largely attributable to the reduction in overhead costs implemented in the fourth fiscal quarter of 1997. For the six months ended March 31, 1998 and 1997 SG&A decreased from $6,368,000 to $3,618,000, respectively. Included in the six months ended March 31, 1997 SG&A costs were the same items as discussed above as well as a first quarter severance charge of $51,000. After reflecting these items, SG&A decreased by $726,000 or 16.7% which was attributable to the reasons previously discussed.

         Depreciation and amortization for the quarters ended March 31, 1998 and 1997 decreased to $170,000 from $438,000, respectively, or $268,000. The decrease was attributable to the writing off of all intangible assets of Digital Insurance Services, Inc. in the quarter ended March 31, 1997 as a result of management's decision to abandon these assets since it was decided not to remain in the insurance business. For the six month period ended March 31, 1998 and 1997, depreciation and amortization decreased from $617,000 to $339,000, respectively, or $278,000. The decrease was attributable to the same reason as explained above.


                                    12 of 16

         Net income for the quarter ended March 31, 1998 was $204,000 versus a net loss of $3,242,000 for the similar period in 1997. This increase of $3,446,000 is attributed to the $3.1 million adjustments previously discussed and the overhead reductions implemented in the fourth fiscal quarter of 1997. For the six months ended March 31, 1998 the Company reported net income of $704,000 versus a loss of $3,041,000 in the similar period of 1997 or an increase of $3,745,000. This increase is attributable to the same reasons as reported above.

Liquidity and Capital Resources

         The Company's working capital position as of March 31, 1998 was $2,037,000 versus a working capital deficit of ($1,401,000) as of September 30, 1997. The improved working capital position is attributable to the continued earnings improvement of the Company and the successful refinancing of the Company's short term borrowings, as discussed below, to a long term credit facility. At March 31, 1998, the Company had cash of $1,244,000, restricted cash of $738,000 and accounts receivable of $5,300,000.

         In February 1995, the Company entered into a one year revolving credit line facility (the "Line") with a bank which was subsequently extended and amended on seven occasions. At September 30, 1997 and March 31, 1998, the total amount outstanding on the Line was $2,697,000 and $2,437,000, respectively. On April 29, 1998, the Company was successful in replacing the former credit facility with a new long term credit facility from FINOVA Capital Corporation totaling $4.5 million. The credit facility includes a three year term loan for $2.5 million, with a five year amortization, at prime + 3% (currently 11.5%) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime + 1% (currently 9.5%). Taking various fees into consideration and assuming the Company continuously fully utilizes the revolver, the effective rate of interest on the total borrowings is approximately 16.1%. The balance sheet as of March 31, 1998 reflects the categorization of the bank debt between short-term and long-term due to the new financing. The short-term portion reflects the next twelve months of principal payments due Finova starting June 1, 1998. The long-term portion reflects the balance of the bank debt owed as of March 31, 1998.

         Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices to respond to inflation and changing prices.

Year 2000 Issue

         The year 2000 issue is the programming of computer systems to recognize the values "00" in a date field as the year 2000 and not the year 1900. The Company began steps in 1997 to reasonably ensure that the software it utilizes will be year 2000 compliant. The Company is utilizing internal staff and external sources to make its information technology/computer systems year 2000 compliant. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems.


                                    13 of 16

Statement of Financial Accounting Standards

         In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including unrecognized foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with the other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after fiscal December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 130 to have a material effect on reported results.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in interim financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for periods beginning after fiscal December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 131 to have a material effect on reported results.

PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

         At March 31, 1998 the Company is involved in various other legal proceedings incurred in the normal course of business. In the second fiscal quarter ended March 31, 1998, the Company commenced legal actions to pursue the collection of past due accounts receivable balances. In the opinion of management and its counsel, none of these proceedings would have a material effect, if adversely decided, on the consolidated financial position or results of operations of the Company.


                                    14 of 16

Item 5. Other Events

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits - None

(b)      Reports on Form 8-K

none filed during the quarter ended March 31, 1998.


                                    15 of 16

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DIGITAL SOLUTIONS, INC.
                                                      (Registrant)

                                                      /s/ Donald W. Kappauf
                                                      ---------------------
                                                      Donald W. Kappauf
                                                      Chief Executive Officer

                                                      /s/ Donald T. Kelly
                                                      -------------------
                                                      Donald T. Kelly
                                                      Chief Financial Officer

Date: May 13, 1998


                                    16 of 16