Form 10-Q
period 1998-06-30
DIGITAL SOLUTIONS INC
filed 1998-07-30
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1998

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

19,298,010 shares of Common Stock, par value $.001 per share, were outstanding as of July 24, 1998.


                                    1 of 16

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                  June 30, 1998


                                Table of Contents

                                                                        Page No.
                                                                        --------
Part I - Financial Information

Item 1.           Consolidated Balance Sheets as of
                  June 30, 1998 (Unaudited) and
                  September 30, 1997                                        3

                  Consolidated Statements of
                  Income for the three months ended
                  June 30, 1998 and 1997 (Unaudited)                        5

                  Consolidated Statements of
                  Income for the nine months ended
                  June 30, 1998 and 1997 (Unaudited)                        6

                  Consolidated Statements of Cash Flows for the
                  nine months ended June 30, 1998 and 1997
                  (Unaudited)                                               7

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                               8

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations             11


Part II - Other Information

Item 1.           Legal Proceedings                                         15

Item 5.           Other Information                                         15

Item 6.           Exhibits and Reports on Form 8-K                          15

Signatures                                                                  16


                                    2 of 16

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        JUNE 30,     SEPTEMBER 30,
                                                          1998           1997
                                                      -----------    -------------
                                                      (unaudited)
ASSETS

CURRENT ASSETS

         Cash                                         $ 1,806,000    $   841,000
         Restricted Cash                                  738,000        738,000
         Accounts receivable, net of allowance          4,924,000      5,820,000
         Other current assets                             901,000        402,000
                                                      -----------    -----------
              Total current assets                      8,369,000      7,801,000

EQUIPMENT AND IMPROVEMENTS

         Equipment                                      3,254,000      3,170,000
         Leasehold improvements                            47,000         47,000
                                                      -----------    -----------
                                                        3,301,000      3,217,000

         Accumulated depreciation and amortization      2,535,000      2,310,000
                                                      -----------    -----------
                                                          766,000        907,000

DEFERRED TAX ASSET                                      1,916,000        760,000

GOODWILL, net of amortization                           4,158,000      4,344,000

OTHER ASSETS                                              575,000        351,000
                                                      -----------    -----------

         TOTAL ASSETS                                 $15,784,000    $14,163,000
                                                      ===========    ===========


 The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           JUNE 30,       SEPTEMBER 30,
                                                                             1998              1997
                                                                         ------------     -------------
                                                                         (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
         Short-term borrowings                                           $         --     $  2,697,000
         Current portion of long-term debt                                    541,000          113,000
         Accounts payable                                                   1,680,000        2,254,000
         Accrued expenses and other current liabilities                     2,849,000        4,138,000
                                                                         ------------     ------------
              Total current liabilities                                     5,070,000        9,202,000

LONG-TERM DEBT                                                              3,096,000           89,000
                                                                         ------------     ------------
              Total Liabilities                                             8,166,000        9,291,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
         Common Stock, $.001 par value; authorized 40,000,000 shares;
              issued and outstanding 19,298,010 and 19,141,760 at
              June 30, 1998 and September 30, 1997, respectively               19,000           19,000
         Additional paid-in capital                                        13,643,000       13,393,000
         Accumulated deficit                                               (6,044,000)      (8,540,000)
                                                                         ------------     ------------
              Total shareholders' equity                                    7,618,000        4,872,000
                                                                         ------------     ------------

         TOTAL LIABILITIES AND EQUITY                                    $ 15,784,000     $ 14,163,000
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

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    FOR THE THREE MONTHS ENDED
                                                            JUNE 30,
                                                  -----------------------------
                                                      1998             1997
                                                  ------------     ------------
REVENUES                                          $ 35,885,000     $ 31,185,000

DIRECT EXPENSES                                     33,182,000       28,908,000
                                                  ------------     ------------

         Gross profit                                2,703,000        2,277,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         2,059,000        2,034,000

DEPRECIATION AND AMORTIZATION                          163,000          213,000
                                                  ------------     ------------

         Income from operations                        481,000           30,000
                                                  ------------     ------------

OTHER INCOME (EXPENSE)
         Interest and other income                      14,000            1,000
         Interest expense                             (173,000)         (88,000)
                                                  ------------     ------------
                                                      (159,000)         (87,000)
                                                  ------------     ------------

              Income (loss) before tax                 322,000          (57,000)

INCOME TAX BENEFIT                                   1,470,000               --
                                                  ------------     ------------

NET INCOME (LOSS)                                 $  1,792,000     $    (57,000)
                                                  ============     ============

BASIC EARNINGS (LOSS) PER COMMON SHARE            $       0.09     $      (0.00)
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                 19,298,010       19,103,854
                                                  ============     ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE          $       0.09     $      (0.00)
                                                  ============     ============

DILUTED SHARES OUTSTANDING                          19,548,671       19,103,854
                                                  ============     ============


 The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   FOR THE NINE MONTHS ENDED
                                                           JUNE 30,
                                                -------------------------------
                                                    1998               1997
                                                -------------     -------------
REVENUES                                        $ 102,122,000     $  92,295,000

DIRECT EXPENSES                                    94,588,000        85,911,000
                                                -------------     -------------

         Gross profit                               7,534,000         6,384,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        5,677,000         8,402,000

DEPRECIATION AND AMORTIZATION                         502,000           830,000
                                                -------------     -------------

         Income (loss) from operations              1,355,000        (2,848,000)
                                                -------------     -------------

OTHER INCOME (EXPENSE)
         Interest and other income                     37,000            34,000
         Interest expense                            (366,000)         (284,000)
                                                -------------     -------------
                                                     (329,000)         (250,000)
                                                -------------     -------------

              Income (loss) before tax              1,026,000        (3,098,000)

INCOME TAX BENEFIT                                  1,470,000                --
                                                -------------     -------------

NET INCOME (LOSS)                               $   2,496,000     $  (3,098,000)
                                                =============     =============

BASIC EARNINGS (LOSS) PER COMMON SHARE          $        0.13     $       (0.16)
                                                =============     =============

WEIGHTED AVERAGE SHARES OUTSTANDING                19,263,097        19,048,901
                                                =============     =============

DILUTED EARNINGS (LOSS) PER COMMON SHARE        $        0.13     $       (0.16)
                                                =============     =============

DILUTED SHARES OUTSTANDING                         19,504,058        19,048,901
                                                =============     =============


 The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      FOR THE NINE MONTHS
                                                                           JUNE 30,
                                                                  ---------------------------
                                                                      1998            1997
                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                           $ 2,496,000     $(3,098,000)
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization                                502,000         830,000
         Provision for doubtful accounts                               69,000       1,085,000
         Deferred taxes                                            (1,470,000)             --
         Other non cash items                                              --       1,109,000

      Changes in operating assets and liabilities:
         Accounts receivable                                          827,000         403,000
         Other current assets                                        (499,000)       (293,000)
         Notes due from officers                                           --         136,000
         Accounts payable, accrued expenses and
           other current liabilities                               (1,865,000)        369,000
                                                                  -----------     -----------

                     Net cash provided by operating activities         60,000         541,000
                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of equipment and improvements                          (84,000)       (163,000)
                                                                  -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings on line of credit                    3,600,000         410,000
      Repayments on long term debt                                    (42,000)             --
      Repayments on revolving line of credit                       (2,697,000)       (490,000)
      Payments under capital lease obligations                       (122,000)        (44,000)
      Proceeds from letter of credit termination                           --         417,000
      Proceeds from issuance of common stock and
           exercise of common stock options and warrants - net        250,000         208,000
                                                                  -----------     -----------

                     Net cash provided by financing activities        989,000         501,000
                                                                  -----------     -----------

      Net increase in cash                                            965,000         879,000

CASH AT BEGINNING OF PERIOD                                           841,000              --
                                                                  -----------     -----------

CASH AT END OF PERIOD                                             $ 1,806,000     $   879,000
                                                                  ===========     ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for interest                    $   276,000     $   265,000
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

The accompanying consolidated financial statements include those of DSI, a New Jersey Corporation and its wholly-owned subsidiaries; DSI Contract Staffing, DSI Staff ConnXions - Northeast, Inc., DSI Staff ConnXions - Southwest, Inc., and DSI Staff Rx, Inc. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Earnings Per Common Share

In March 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards Number 128, "Earnings Per Share" (FAS No. 128). FAS 128 requires the presentation of basic earnings per share and diluted earnings per share for all periods presented. "Basic earnings per share" represents net income divided by the


                                    8 of 16
weighted average shares outstanding. "Diluted earnings per share" represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding and vested stock options and warrants.

A reconciliation of weighted average number of common shares outstanding to weighted average common shares outstanding assuming dilution is as follows:

                                             Three Months Ended June 30,       Nine Months Ended June 30,
                                             ---------------------------       --------------------------
                                                1998             1997             1998            1997
                                             ----------       ----------       ----------      ----------
Weighted average number of common shares     19,298,010       19,103,854       19,263,097      19,048,901

Dilutive share equivalents of outstanding
stock options                                   250,661               --          240,961              --
                                             ----------       ----------       ----------      ----------
Weighted average number of common shares
assuming dilution                            19,548,671       19,103,854       19,504,058      19,048,901
                                             ==========       ==========       ==========      ==========

Stock options and warrants outstanding at June 30, 1998 to purchase 686,479 shares of common stock were not included in the computation of earnings per share assuming dilution because the options were antidilutive.


(3)   INCOME TAXES

Income taxes for the quarter ended June 30, 1998 reflected a net tax benefit of $1,470,000 relating to a reduction in the Company's valuation allowance. As of September 30, 1997, the Company had established a deferred tax valuation allowance of $2,680,000. In view of the continued earnings improvement of the Company over the last four quarters and its current financial position and prospects, management has determined that it is more likely than not that the majority of such valuation allowance will be realized. As of June 30, 1998, the Company's valuation allowance approximated $680,000.


(4) COMMITMENTS AND CONTINGENCIES

In connection with the Company's former workers' compensation insurance policy which expired on April 1, 1997, the insurance company developed reserve factors on each claim that may or may not materialize after the claim is fully investigated. Generally Accepted Accounting Principles require that all incurred, but not paid claims, as well as an estimate for claims incurred, but not reported (IBNR), be accrued on the balance sheet as a current liability, although a portion of the claims may not be paid in the following 12 months. On April 1, 1997, the Company entered into a workers' compensation policy with a new carrier. During the nine months ended June 30, 1998 and 1997, the Company recognized approximately $717,000 and $694,000, respectively, as its share of premiums collected from customers covered by these policies in excess of claims and fees paid.


                                    9 of 16

The Company has outstanding letters of credit amounting to $1,193,000 as of June 30, 1998. The letters of credit are required to collateralize unpaid claims in connection with the Company's former workers' compensation insurance policy and can only be drawn upon by the beneficiary if the Company does not perform according to the terms of the related agreement. The Company has collateralized these letters of credit by maintaining compensating restricted cash balances of $738,000 and utilizing $455,000 of amounts available under its line of credit. The Company's current policy does not require a letter of credit because the Company funds the estimated loss reserves on a monthly basis.


(5)  SHAREHOLDERS' EQUITY

During the first nine months of fiscal 1998, $250,000 was received from an equity investment by the Company directors and executive officers, as well as from a former director, to be used for general corporate purposes.


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

         The Company's revenues for the three months ended June 30, 1998 and 1997 were $35,885,000 and $31,185,000, respectively, which represents an increase of $4,700,000 or 15.1%. For the nine months ended June 30, 1998 and 1997, the Company's revenues were $102,122,000 and $92,295,000, respectively, which represents an increase of $9,827,000 or 10.6%. This increase is due to the efforts of the internal sales force to continually bring in new business which accounted for all of the increase. Revenues for the first nine months ended June 30, 1997 include approximately $8,000,000 in revenue from two contracts completed in the third quarter of fiscal 1997. Excluding these contracts, revenues for the first nine months of fiscal 1998 increased 21% over the comparable prior year period.

         Direct expenses were $33,182,000 for the three months ended June 30, 1998 and $28,908,000 for the comparable period last year, representing an increase of $4,274,000 or 14.8%. This increase represents the corresponding higher costs associated with higher revenues. As a percentage of revenue, direct expenses for the three months ended June 30, 1998 and 1997 were 92.5% and 92.7%. For the nine months ended June 30, 1998 and 1997, direct costs increased $8,677,000 or 10.1%, from $85,911,000 to $94,588,000, respectively. This increase represents the corresponding higher costs associated with higher revenues. As a percentage of revenue, direct costs for the nine months ended June 30, 1998 and 1997 were 92.6% and 93.1%, respectively.

         Gross profits were $2,703,000 and $2,277,000 for the quarters ended June 30, 1998 and 1997, respectively, or an increase of $426,000. Gross profits, as a percentage of revenue, were 7.5% and 7.3% for the quarters ended June 30, 1998 and 1997,


                                    11 of 16
respectively. For the nine months ended June 30, 1998 and 1997, gross profits increased to $7,534,000 from $6,384,000, respectively. As a percentage of revenue, gross profits for the nine months ended June 30, 1998 and 1997 were 7.4% and 6.9%, respectively. The increase in gross profits as a percentage of revenue is attributed to an increase in the percentage of the medical staffing business which has a higher margin.

         SG&A costs for the quarters ended June 30, 1998 and 1997 were $2,059,000 and $2,034,000, respectively, representing an increase of $25,000 or 1.2%. This increase is attributed to the corresponding increase in revenue. For the nine months ended June 30, 1998 and 1997 SG&A decreased from $8,402,000 to $5,677,000, respectively. Included in the nine months ended June 30, 1997 SG&A costs were $2,024,000 of items including $1,002,000 to increase the Company's bad debt reserve, $300,000 to absorb miscellaneous charges, $124,000 to correct unrecorded 1996 expenses, $102,000 to establish a vacation pay accrual, $81,000 to change supplies accounting, $93,000 to establish a reserve for severance costs, a $51,000 severance charge and $271,000 for various other miscellaneous items. The need to substantially increase the Company's bad debt reserve became evident after January, 1997 when previously current clients became seriously delinquent. The Company is currently filing legal claims to recover some of these amounts. Excluding these items, SG&A decreased by $701,000 which was attributable to the reduction in overhead costs implemented in the fourth fiscal quarter of 1997.

         Depreciation and amortization for the quarters ended June 30, 1998 and 1997 decreased to $163,000 from $213,000, respectively, or $50,000. The decrease was attributable to several intangible assets that have become fully amortized in the current fiscal year. For the nine month period ended June 30, 1998 and 1997, depreciation and amortization decreased from $830,000 to $502,000, respectively, or $328,000. The majority of the decrease was attributable to the writing off of the intangible assets of Digital Insurance Services, Inc. in the first quarter of 1997, as a result of management's decision to abandon these assets since it was decided not to remain in the insurance business.

         Income taxes for the quarter ended June 30, 1998 reflected a net tax benefit of $1,470,000 relating to a reduction in the Company's valuation allowance. As of September 30, 1997, the Company had established a deferred tax valuation allowance of $2,680,000. In view of the continued earnings improvement of the Company over the last four quarters and its current financial position and prospects, management has determined that it is more likely than not that the majority of such valuation allowance will be realized. As of June 30, 1998, the Company's valuation allowance approximated $680,000.

          Net income for the quarter ended June 30, 1998 was $1,792,000 versus a net loss of $57,000 for the similar period in 1997. This increase of $1,849,000 is attributed to the $1,470,000 in net tax benefits and the overhead reductions implemented in the fourth fiscal quarter of 1997. For the nine months ended June 30, 1998 the Company reported


                                    12 of 16
net income of $2,496,000 versus a loss of $3,098,000 in the similar period of 1997 or an increase of $5,594,000. This increase is attributable to the $3.1 million in adjustments recorded in fiscal 1997, the net tax benefit of $1,470,000 recorded in fiscal 1998 and the overhead reductions implemented in the fourth fiscal quarter of 1997.


Liquidity and Capital Resources

         The Company's working capital position as of June 30, 1998 was $3,299,000 versus a working capital deficit of ($1,401,000) as of September 30, 1997. The improved working capital position is attributable to the continued earnings improvement of the Company and the successful refinancing of the Company's short term borrowings, as discussed below, to a long term credit facility. At June 30, 1998, the Company had cash of $1,806,000, restricted cash of $738,000 and accounts receivable of $4,924,000.

         In February 1995, the Company entered into a one year revolving credit line facility (the "Line") with a bank which was subsequently extended and amended on seven occasions. At September 30, 1997 the total amount outstanding on the Line was $2,697,000. On April 29, 1998, the Company was successful in replacing the former credit facility with a new long term credit facility from FINOVA Capital Corporation totaling $4.5 million. The credit facility includes a three year term loan for $2.5 million, with a five year amortization, at prime + 3% (currently 11.5%) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime + 1% (currently 9.5%). Taking various fees into consideration and assuming the Company continuously fully utilizes the revolver, the effective rate of interest on the total borrowings is approximately 16.1%. The Balance Sheet as of June 30, 1998 reflects the categorization of the debt between short-term and long-term due to the new financing. The short-term portion reflects the next twelve months of principal payments due FINOVA starting June 1, 1998. The long-term portion reflects the balance of the debt owed as of June 30, 1998.

         Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices to respond to inflation and changing prices.

            The Company anticipates that its available funds, together with cash generated from operations and amounts that may be borrowed under the credit facility will be sufficient to fund working capital and debt service requirements for the next twelve months.


Year 2000 Issue


                                    13 of 16

           The year 2000 issue is the programming of computer systems to recognize the values "00" in a date field as the year 2000 and not the year 1900. The Company began steps in 1997 to reasonably ensure that the software it utilizes will be year 2000 compliant. The Company is utilizing internal staff and external sources to make its information technology/computer systems year 2000 compliant. The Company believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems. The costs of these modifications are not expected to have a material impact on the Company's financial position.


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

           In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Startup Activities". SOP 98-5 provides guidance on the financial reporting of startup costs and organization costs and requires that the cost of startup activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, at which time the Company will adopt the


                                    14 of 16
provisions. The Company does not expect SOP 98-5 to have a material effect on reported results.


PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings



         At June 30, 1998 the Company is involved in various other legal proceedings incurred in the normal course of business. The Company continues to pursue the collection of past due accounts receivable balances. In the opinion of management and its counsel, none of these proceedings would have a material effect, if adversely decided, on the consolidated financial position or results of operations of the Company.


Item 5.  Other Information

         On April 28, 1998, the Company entered into a loan and security agreement (the "Agreement") with Finova Capital Corporation ("Finova") which provided a facility in the aggregate amount of $4,500,000. The facility includes a revolving loan in the maximum amount of $2,000,000 secured by certain eligible receivables as defined in the Agreement, and a three-year term loan in the aggregate amount of $2,500.000. The term loan bears interest at the rate of prime plus 3% and the revolving loan bears interest at prime plus 1%. The proceeds of the loan were used to repay the existing balance of the Company's previous credit facility maintained with Summit Bank, and for general working capital. The timely retirement of the Summit Bank facility enabled the Company to cancel a warrant to purchase 500,000 shares of Common Stock issued to Summit upon the renewal of the bank loan in October 1997. In addition, the Company was also required to pay additional fees and expenses of Finova in connection with the establishment of the credit facility.

         On July 14, 1998, the Company announced that two new directors had been elected, increasing the board membership to seven. The new directors are Mr. Charles R. Dees, Jr. Ph.D., a nationally known university administrator and former official in the U.S. Department of Education and Mr. Martin J. Delaney, a prominent healthcare executive.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) Reports on Form 8-K

none filed during the quarter ended June 30, 1998.


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

Date: July 24, 1998


                                    16 of 16