Form 10-K405
period 1998-09-30
DIGITAL SOLUTIONS INC
filed 1999-01-12
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 ON 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

                                   Yes x   No


         On January 11, 1999, the aggregate market value of the voting stock of Digital Solutions, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $21,679,653 based upon the average bid and asked price for such Common Stock on said date as reported by Nasdaq Small Cap Market. On such date, there were issued and outstanding 19,356,833 shares of Common Stock of the Registrant.



                       DOCUMENTS INCORPORATED BY REFERENCE

 Proxy Statement for 1999 Annual Meeting of Shareholders Incorporated by Reference into Part II of this Form 10-K



                            [Cover Page 2 of 2 Pages]

                                     PART I


SAFE HARBOUR STATEMENT

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). The Company desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Report on Form 10-K involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks of recently consummated acquisitions as well as future acquisitions, effects of competition and technological changes and dependence upon key personnel.

ITEM 1.  BUSINESS

INTRODUCTION

         Digital Solutions, Inc., a New Jersey Corporation ("DSI") was founded in 1969 as a payroll service company and has evolved into a leading provider of human resource management services to a wide variety of industries in 50 states. DSI wholly-owned subsidiaries include DSI-Contract Staffing, DSI Staff ConnXions-Northeast, DSI Staff ConnXions-Southwest, and DSI-Staff Rx, Inc (collectively referred to, with DSI as the "Company").

         The Company currently provides three types of services related to the employee leasing and payroll service business: (1) professional employer organization ("PEO") services, such as payroll processing, personnel and administration, benefits administration, workers compensation administration and tax filing; (2) employer administrative services, such as payroll processing and tax filing; and (3) contract staffing, or the placement of temporary and permanent employees. DSI currently furnishes PEO, payroll and contract staffing services to over 1,220 client organizations with approximately 4,350 worksite PEO and staffing employees and processing for approximately 30,000 payroll service employees, and believes that it currently ranks, in terms of revenues and worksite employee base, as one of the largest professional employer organizations in the United States. In addition, the Company places temporary help in hospitals and clinics throughout the United States through its Clearwater, Florida and Houston, Texas offices. The Company has three regional offices located in Somerset, New Jersey; Houston, Texas; and Clearwater, Florida and five sales service centers in New York, New York; El Paso and Houston, Texas; Clearwater, Florida; and Somerset, New Jersey.

         Essentially, the Company provides services that function as the personnel department for small to medium sized companies. The Company believes that by offering services which relieve small and medium size businesses of the ever increasing burden of employee related record keeping, payroll processing, benefits administration, employment of temporary and permanent specialized employees and other human resource functions, the Company has positioned itself to take advantage of a major growth opportunity during this decade and the next.

         Recognizing the desire by many small businesses to be relieved of the human resource administrative functions, the Company has formulated a strategy of emphasizing PEO and "outsourcing" services. In PEO, a service provider becomes an employer of the client company's employees and assigns these employees to the client to perform their intended functions at the worksite.

         Management has determined to emphasize the Company's future growth on the PEO and outsourcing industry. The Company's expansion program will focus on internal growth through the cross marketing of its PEO services to its entire client base and the acquisition of compatible businesses strategically situated in new areas or with a client base serviceable from existing facilities. As part of its effort to expand its PEO business, management has expanded the services of DSI-Staff Rx, Inc., the Company's medical contract staffing subsidiary, to include PEO, outsourcing and facilities management. While DSI will continue to sell stand-alone employer services, such as payroll and tax filing, it will emphasize the PEO component of its service offerings with a goal of becoming the leading provider of PEO services in the United States. A major component of the Company's growth strategy is the acquisition of well situated independent PEO companies whose business can be integrated into the Companies operations. However, there can be no assurance any such acquisition will be consummated by the Company. See "Recent Developments."

         Digital Solutions, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its executive offices at 300 Atrium Drive, Somerset, New Jersey 08873 where its telephone number is (732) 748-1700.


RECENT DEVELOPMENTS

TEAMSTAFF ACQUISITION

         Effective as of October 29, 1998, the Company entered into two separate agreements entitled Plan and Agreement of Merger and Reorganization with the TeamStaff Companies (as defined below) and the shareholders owning all of the shares of the TeamStaff Companies. On December 17, 1998, the Company held a Special Meeting of Shareholders in Somerset, New Jersey at which meeting the acquisition of the TeamStaff Companies was approved by the Company's shareholders.

         The acquisition is expected to be consummated in January, 1999 following receipt of financing from the Company's primary lender, FINOVA Capital Corporation in the amount of upwards to $4,500,000.

         The TeamStaff Companies are comprised of the following corporations:
TeamStaff Holding Company, Inc. ("THC"), The TeamStaff Companies, Inc. ("TSC"), Employer Support Services, Inc, ("ESS"), TeamStaff U.S.A., Inc. ("TUSA"), TeamStaff, Inc. ("TSI"), TeamStaff II, Inc. ("TSI II"), TeamStaff III, Inc. ("TSI III"), TeamStaff IV, Inc. ("TSIV"), TeamStaff V, Inc. ("TSV") and TeamStaff Insurance Service, Inc. ("TIS"). Each of the TeamStaff companies are Florida corporations with its principal address at 1211 N. Westshore Blvd., Suite 806, Tampa, Florida 33607.

         Following the acquisition, the combined companies' PEO business will be based in Tampa. Mr. Kirk Scoggins, president and a principal shareholder of TeamStaff, will become president of the combined company's professional employment organization division and will join the Board of Directors of the Company effective on the closing day of the acquisition. TeamStaff has offices in Raleigh/Durham, NC; Dallas, TX; Atlanta, GA; and Jacksonville, FL as well as Tampa. The TeamStaff Companies serve a variety of industries, including golf course management, resort property management, manufacturing, distribution and service industries.

         Pursuant to the terms of the acquisition, the Company will issue 8,233,334 million shares of its common stock in exchange for all of the common stock of the TeamStaff companies and $3.1 million in cash for all the preferred stock and for payment of outstanding debt.

         The transaction was approved by holders of approximately 60 percent of Digital Solution's common stock, which represents 97 percent of the shares voted at the special meeting. The combined companies will have revenues of approximately $240 million and approximately 11,000 worksite employees, ranking the combined company among the top 15 PEOs in the U.S.

         The TeamStaff Companies are privately owned companies engaged in the professional employer services business similar to the business operations of the Company. The Board of Directors believes that the acquisition is in the best interests of the Company because (i) as a result of the acquisition the Company's revenues will be increased by approximately 72% (based upon the Company's fiscal year ended September 30, 1998), (ii) the combined entities will have approximately 11,000 worksite employees (iii) the acquisition will allow the Company to enjoy opportunities for operating efficiencies and synergies from the combined entities and (iv) the acquisition provides the Company with an avenue of expansion into the Southeastern United States.

         As a result of the acquisition, the 10 TeamStaff Companies will become wholly-owned subsidiaries of the Company.

NAME CHANGE

         At the special meeting, shareholders approved a change in the Company's name to "TeamStaff, Inc." The Company expects to change its name within the next 60-90 days.

CREDIT LINE

         On April 28, 1998, the Company was successful in replacing the former credit facility with a new long term credit facility from FINOVA Capital Corporation totaling $4.5 million. The credit facility includes a three year loan for $2.5 million, with a five year amortization, at prime + 3% (11.5% at September 30, 1998) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime + 1% (9.5% at September 30, 1998). The balance on the term loan was $2,333,000 and $2,250,000 at September 30, 1998 and November 30, 1998, respectively and the revolving credit line balance was $1,103,000 and $986,000 at September 30, 1998 and November 30, 1998,
respectively. The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan beginning in April, 1999. Taking these fees into consideration and assuming the Company continuously fully utilizes the revolver, the effective rate of interest on the total borrowings is approximately 16.1%.

SERVICES

PROFESSIONAL EMPLOYER ORGANIZATION (PEO)

         The Company's core business, and the area management will continue to emphasize, is its PEO services. When a client utilizes the Company's PEO services, the client administratively transfers all or some of its employees to the Company which then provides them to the client. DSI thereby becomes a co-employer and is responsible for all human resource functions, including payroll, benefits administration, tax reporting and personnel record keeping. The client still manages the employees and determines salary and duties in the same fashion as any employer. The client is, however, relieved of reporting and tax filing requirements and other administrative tasks. Moreover, because of economies of scale, the Company is able to negotiate favorable terms on workers' compensation insurance, health benefits, retirement programs, and other valuable services. The client company benefits because it can then offer its employees the same or similar benefits as larger companies, and successfully compete in recruiting highly qualified personnel, as well as build the morale and loyalty of its staff.

         As a PEO service provider, the Company can offer the following benefits to employees:

         COMPREHENSIVE MAJOR MEDICAL PLANS - Management of the Company believes that medical insurance costs have forced small employers to reduce coverage provided to its employees and to increase employee contributions. DSI is able to leverage its large employee base and offer the employees assigned to their clients a variety of health coverage plans from traditional indemnity plans to Health Maintenance Organizations (HMO) or Preferred Provider Organizations
(PPO).

         DENTAL AND VISION COVERAGE - These types of benefits are generally beyond the reach of most small groups. As a result of economies of scale available, a client of the Company can obtain these benefits for the assigned employees.

         LIFE INSURANCE -- Affordable basic coverage is available.

         SECTION 125 PREMIUM CONVERSION PLAN -- Employees can pay for benefits with pre-tax earnings, reduce their taxable income and FICA payments, and increase their take-home pay.

         401(K) RETIREMENT PLANS -- Management believes that most small employers do not provide any significant retirement benefits due to the administrative and regulatory requirements associated with the establishment and maintenance of retirement plans. The Company enables small business owners to offer the assigned employees retirement programs comparable to those of major corporations. Such plans can be used to increase morale, productivity and promote employee loyalty.

         CREDIT UNION -- The Company provides an opportunity for employees to borrow money at lower interest than offered at most banks.

         PAYROLL SERVICES -- Although ancillary to the PEO services, clients no longer incur the expense of payroll processing either through in-house staff or outside service. The Company's PEO services include all payroll and payroll tax processing.

         UNEMPLOYMENT COMPENSATION COST CONTROL - The Company provides an unemployment compensation cost control program to aggressively manage unemployment claims.

         HUMAN RESOURCES MANAGEMENT SERVICES - The Company can provide clients with expertise in areas such as personnel policies and procedures, hiring and firing, training, compensation and performance evaluation.

         WORKERS COMPENSATION PROGRAM - The Company has a national workers compensation policy which can provide the Company with a significant advantage in marketing its services, particularly in jurisdictions where workers compensation policies are difficult to obtain at reasonable costs. The Company also provides its clients where applicable with independent safety analysis and risk management services to reduce worker's injuries and claims.

         By relieving client companies of personnel administrative tasks, the client is able to focus on its core business. The client is also able to offer a broader benefits package for its assigned employees, a competitive rate in workers' compensation insurance, and savings in time and paperwork previously required in connection with personnel administration.


PAYROLL SERVICES

         The Company was established as a payroll service firm in 1969, and continues to provide basic payroll services to its clients. Historically, DSI provided these services primarily to the construction industry and currently 60% of the Company's approximately 900 payroll service clients are in the construction industry. DSI offers most, if not all, of what other payroll services provide, including the preparation of checks, government reports, W-2's (including magnetic tape filings), remote processing (via modem) directly to the clients offices, and service.

         In addition, DSI offers a wide array of tax reporting services including timely deposit of taxes, impounding of tax payments, filing of returns, distribution of quarterly and year-end statements and responding to agency inquiries.

TEMPORARY STAFFING SERVICES

         DSI provides temporary staffing services through several subsidiaries which have, in the aggregate, more than 28 years of experience in placing permanent and temporary employees with specialized skills and talents with regional, national and international employers. Temporary staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements. DSI focuses its temporary staffing services in two specific markets where it places people on a temporary long term assignment, or on a permanent basis: (1) radiologists, therapists, nurses with hospitals, clinics and therapy centers throughout the 50 states and (2) technical employees such as engineers, information systems specialists and project managers primarily with Fortune 100 companies for specific projects. Clients whose staff requirements vary depending on the level of current projects or business are able to secure the services of highly qualified individuals on an interim basis.

         The Company's temporary staffing services provide clients with the ability to "rightsize"; that is, expand or reduce its workforce in response to changing business conditions. Management believes that these services provide numerous benefits to the client, such as saving the costs of salary and benefits of a permanent employee whose services are not needed throughout the year. The client also avoids the costs, uncertainty and delays associated with searches for qualified interim employees. The Company also provides insurance bonding where necessary and assumes all responsibility for payroll tax filing and reporting functions, thereby saving the client administrative responsibility for all payroll, workers' compensation, unemployment and medical benefits.

         Management believes that it's temporary staffing services provides an employer with an increased pool of qualified applicants, since temporary staffing employees have access to a wide array of benefits such as health and life insurance, Section 125 premium conversion plans, and 401(k) retirement plans. These benefits provide interim employees with the motivation of full-time workers without additional benefit costs to the client. A client is also able to temporarily rehire a retired employee for short-term or specialized projects without jeopardizing their pension plan.

ACQUISITION STRATEGY

         A key component of the Company's growth strategy has been, and will continue to be, the acquisition of compatible businesses to expand its operations and customer base. Currently, the human resource service industry includes numerous small companies seeking to develop services, operations and customer base similar to those developed by the Company. The Company has actively acquired companies in the human resource industry during the last five years. However, with the business and strategy of the Company further developed, acquisitions in the future will be concentrated in the PEO and outsourcing business. As discussed above, the Company expects to acquire the TeamStaff Companies. See "Recent Developments - TeamStaff Acquisition." The Company believes that with a limited number of key acquisitions of regional PEO companies who possess a strong customer base and regional reputation, the Company will be able to grow into an industry leader, in not only revenue size, but in scope of services offered.

         A prospective acquisition candidate may be either a public or private company, but will be required to meet certain financial criteria and growth potential established by the Company. The Company evaluates acquisition candidates by analyzing the company's management, operations and customer base, which must complement or expand the Company's operations; and financial stability, including the company's profitability and cash flow. The Company's long term plan is to expand sales and income potential by achieving economies of scale as it expands and regionalizes its revenue base. There can be no assurance, however, that the Company will be able to successfully identify, acquire and integrate into the Company operations compatible PEO companies.

CUSTOMERS

         The Company's customer base consists of over 1,220 client companies, representing approximately 34,000 employees (including payroll services) as of September 30, 1998. The Company's client base is broadly distributed throughout a wide variety of industries; however, more than 60% of the customers in the payroll processing area are in the construction industry and substantially all of the customers of the Company's subsidiary Staff-Rx, are employed in the healthcare industry.

         The Company intends to maintain diversity within its client base to lower its exposure to downturns or volatility in any particular industry and help insulate the Company to some extent from general economic cycles. All prospective customers are also evaluated individually on the basis of workers' compensation risk, group medical history, unemployment history and operating stability.

SALES AND MARKETING

         The Company maintains sales and marketing personnel in all of its locations, which presently include New Jersey, New York, Texas, and Florida.

         Sales personnel offer to customers a full array of the Company's services, professional employment, payroll and contract staffing, which supports the cross-marketing of DSI's products and enables the sales representative to employ a professional consultative approach to satisfying clients needs rather than forcing a single solution.

         The Company has also implemented several focused marketing activities to increase sales opportunities. The Company has been licensed by the various state Boards of Accountancy to hold continuing professional education seminars for CPAs. In addition, the Company and its management has become an active participant in many trade and community associations and chambers of commerce.

COMPETITION

         The PEO industry consists of approximately 2,500 companies, most of which serve a single market or region. The Company believes that there are several PEOs with annual revenue exceeding $500 million. The largest PEO is Staff Leasing of Bradenton, Florida with revenue in excess of $2 billion. While there are several other large PEOs among the approximately 2,500 companies, many are located in Florida and other states in the Sunbelt. The Company considers its primary competition to be these large national and regional PEO providers, as well as the traditional form of employment of employees.

         The payroll services industry is characterized by intense competition. The principal competitive factors are price and service. Management believes that Automatic Data Processing, Inc., and Paychex, Inc., which have recently purchased PEOs in Florida, will be major competitors in the future. The Company also competes with manual payroll systems sold by numerous companies, as well as other providers of computerized payroll services including banks, and smaller independent companies. Some companies have in-house computer capability to generate their own payroll documents and reports. The increasing availability of personal computers at low cost may result in additional businesses acquiring such capabilities. In the area of providing temporary technical and medical personnel, the Company competes with companies such as Volt Information Services, Butler Arde, Olsten and Tech Aid, Inc., among others. Many of these competitors have longer operating histories and greater financial resources than the Company.

         The Company competes with these companies by offering customized products, personalized service, competitive prices and specialized personnel to satisfy a client's particular employee requirements.

         Management of the Company believes that its broad scope of human resource management services and its commitment to quality service will differentiate it from its competition. Many companies compete in the various segments of the human resource and financial services marketplace. Management believes that its concentration on providing comprehensive services and moving into facilities management or outsourcing of human resource management services will set it apart from its competitors. While many of the PEOs entered the industry as a result of workers' compensation or health insurance problems, the Company is establishing itself as a professional employer organization which will assist companies, small and large, with all of their human resource management challenges.

INDUSTRY/GOVERNMENT REGULATION

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

FEDERAL EMPLOYMENT TAXES

         The Company assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including worksite employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements; (ii) obligations under FICA; and, (iii) obligations under the Federal Unemployment Tax Act (FUTA).

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


EMPLOYEE BENEFIT PLANS

         The Company offers various employee benefit plans to its employees, including its worksite employees. These plans include a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement ("CODA") under Code
Section 401(k)), a Section 125 plan, group health plans, dental insurance, a group life insurance plan and a group disability insurance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA").

         In order to qualify for favorable tax treatment under the Code, the plans must be established and maintained by an employer for the exclusive benefit of its employees. In addition to the employer/employee threshold, pension and profit-sharing plans, including plans that offer CODAs under Code
Section 401(k) and matching contributions under Code Section 401(m), must satisfy certain other requirements under the Code. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in qualified employee benefit plans.

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

STATE REGULATION

         As an employer, the Company is subject to all statutes and regulations governing the employer-employee relationship. For example, the Company's activities in the State of Texas are governed by the Staff Leasing Services Licensing Act (the "Act"), which regulates PEOs in the state of Texas. The Act, which became effective on September 1, 1993, established a mandatory licensing scheme for PEOs and expressly recognizes a licensee as the employer of the assigned employee for purposes of the Texas Unemployment Compensation Act. The Company or a subsidiary possesses a license to offer PEO services in the state of Texas.

         While many states do not explicitly regulate PEOs, approximately 16 states have passed laws that have licensing or registration requirements for PEOs and other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs. Whether or not a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. A DSI subsidiary is currently licensed in Florida and New Mexico as well as Texas.

EMPLOYEES

         As of December 21, 1998, the Company employed 122 employees, both full-time and part-time, including executive officers, an increase from 117 during the previous fiscal year. The Company also employs approximately 4,000 leased employees and 350 temporary employees on client assignments. The Company believes its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES

OPERATION AND FACILITIES

         The Company currently has processing centers in Somerset, New Jersey; Houston, Texas; and Clearwater, Florida. The Company also has sales service centers which are located in New York City, Somerset, New Jersey; Clearwater, Florida; Houston and El Paso, Texas. A sales service center is an office used primarily for sales efforts and client services. The Company's strategy is to target acquisitions in the current areas of operation, whereby the Company will acquire a business or business accounts and absorb these accounts into the current operations with minimal additional overhead. The Company intends to continue its national expansion efforts in fiscal years 1999-2000, most likely through additional acquisitions.

         DSI leases its 15,000 square foot corporate headquarters in Somerset, New Jersey, as well as offices in

Clearwater, Florida and Houston, Texas. The Company also leases sales offices in New York City and El Paso, Texas. The facilities provide sufficient capacity to meet demands for the foreseeable future. In fiscal year 1998, the Company's total lease expenses were $630,000.

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

         The following is summary information on the Company's facilities:

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
Houston, TX 77060

DSI Staff RX, Inc. (Clearwater)                 2,805                           5/31/00          $ 3,272 per month
601 Cleveland Street Suite 350
Clearwater, FL 34615

Staff ConnXions Southwest (El Paso)             3,126                           3/31/02          $ 3,759 per month
4050 Rio Bravo, Suite 151
El Paso, TX 79902

Corporate Office                               15,244                           9/30/07          $23,819 per month
300 Atrium Drive
Somerset, NJ 08873

New York Office                                 1,890                           4/30/01          $ 3,082 per month
245 Fifth Avenue, Suite 2104
New York, NY 10016

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

         In March 1996, the Company commenced action against LNB, Donaldson, Lufkin & Jenrette Securities Corporation and other individuals to recover damages on account of the wrongful sale of the Company's common stock. On July 2, 1997, the Company settled the action. Without admitting or denying the allegations in the complaint, the defendants agreed to pay $676,000 of which $426,000 has been paid with the balance of $250,000 to be paid by LNB on or before August 4, 1997. The payment was not made by LNB as of December 28, 1998. The Company has commenced collection proceedings. The subsequent payment is secured by a confession of judgment and a mortgage in the amount of $625,000. The payments under the settlement agreement are in addition to $229,000 previously received from LNB bringing the total recovered to approximately $905,000, assuming LNB complies with the terms of the settlement and remits the last payment of $250,000. The agreement also provides that upon payment of all sums due under the settlement agreement, LNB shall be deemed to have made full restitution to the Company for the claims alleged in the action.


         The Company's subsidiary, DSI Staff ConnXions-Southwest, Inc., is the defendant in a lawsuit (Frederico Farias v. Thomson Consumer Electronics and DSI Staff Connxions-Southwest, Inc.; 327th Judicial District Case No. 96-3036; District Court of El Paso County, Texas) whereby a former leased employee of a client obtained a judgment against the Company during August, 1998 in the amount of $315,000 including interest. The judgment includes approximately $115,000 in compensatory damages and $200,000 in punitive damages. The Company has posted a bond for the full amount of the judgment and is appealing the judgment. Management of the Company, after consultation with counsel, believes that there is no basis for the awarding of punitive damages, and that the award of compensatory damages was based on insufficient evidence. Although there can be no assurances the Company will be successful in prosecuting the appeal, management of the Company, after consultation with counsel, believes it will obtain a reversal of the judgment. If the Company is not successful with the appeal, the Company would record expense of $315,000.

         The Company is also a defendant in a lawsuit (ASI Group, Inc. and Terr Munkirs v. Digital Solutions, Inc., George Eklund and Miriam H. Silverman Superior Court of New Jersey, Law Division, Middlesex Court Docket No. 8906-97) which is currently pending in the Superior Court of New Jersey. This action was brought by a competitor of the Company in connection with the transfer of several former clients of the competitor to the Company. The Company has denied the material allegations of the complaint. Discovery in the case is in the preliminary stages. The plaintiffs have submitted a calculation of damages of $300,000 for the claims identified in the lawsuit which includes damages for clients which never became clients of the Company. Although there can be no assurances the Company will be successful in defending the claim, management of the Company after consultation with counsel, believes it has meritorious defenses against the claim.

         The Company is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to its shareholders for approval during the fourth quarter ended September 30, 1998.

         On December 17, 1998, the Company held a Special Meeting of Shareholders in Somerset, New Jersey. Shareholders of record at October 30, 1998 were entitled to attend and vote at the meeting. At the record date there were outstanding 19,356,833 shares of Common Stock, of which 12,320,088 (65%) were represented by proxy or in person at the Special Meeting.

         At the Special Meeting, shareholders approved the acquisition of the TeamStaff Companies and a proposal to change the Company's name to "TeamStaff, Inc." The Shareholders of the Company voted 12,320,088 shares (98% of those voting) in favor of the proposal to acquire the TeamStaff Companies. Shareholders holding 235,640 shares (2% of those voting) voted against the proposal and shareholders holding 77,240 shares either withheld approval or abstained from voting.

         The Shareholders of the Company voted 12,217,552 (97% of those voting) shares in favor of the proposal to change the Company's name to TeamStaff, Inc. Shareholders holding 246,124 shares (2% of those voting) voted against the proposal and shareholders holding 169,292 shares abstained from the vote.

                                     PART II

ITEM 5. MARKET OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.       PRINCIPAL MARKET

         The Company's Common Stock is traded in the over-the-counter market and included in the SmallCap Market System of the National Association of Securities Dealers, Inc. ("Nasdaq") under the symbol "DGSI". In connection with the recently approved proposal to change the Company's name to TeamStaff, Inc., the Company will be submitting a request to Nasdaq to obtain a new symbol for the Common Stock.

B.       MARKET INFORMATION

         The range of high and low bid prices for the Company's Common Stock for the periods indicated below, are:

COMMON STOCK

         FISCAL YEAR 1996                         HIGH                  LOW
         ----------------                         ----                  ---
         1st Quarter                              5 15/16               1 15/32
         2nd Quarter                              6 15/16               4 5/16
         3rd Quarter                              6 1/8                 3 9/16
         4th Quarter                              6 1/4                 3 5/8

         FISCAL YEAR 1997                         HIGH                  LOW
         ----------------                         ----                  ---
         1st Quarter                              6 1/4                 3 1/8
         2nd Quarter                              3 15/16               1 13/16
         3rd Quarter                              2 7/16                1 9/16
         4th Quarter                              2 5/16                1 9/16

         FISCAL YEAR 1998                         HIGH                  LOW
         ----------------                         ----                  ---
         1st Quarter                              2 11/16               1 1/2
         2nd Quarter                              2 17/32               1 3/4
         3rd Quarter                              2 15/32               1 9/16
         4th Quarter                              1 13/16               1

         FISCAL YEAR 1999                         HIGH                  LOW
         ----------------                         ----                  ---
         1st Quarter                              1 27/32                 15/16

         The above quotations, reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions. On January 11, 1999, the Company's Common Stock had a closing price of $1.09 per share.

C.       DIVIDENDS

         The payment by the Company of cash dividends is restricted by the Company's debt facility provider, FINOVA. Without FINOVA'S prior written consent, which FINOVA may withhold in its sole discretion, the Company may not declare or pay cash dividends upon any of its stock. The Company has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

D.       APPROXIMATED NUMBER OF EQUITY SECURITY HOLDERS

         The approximate number of record holders of the Company's common stock as of January 11, 1999 was 308. Such number of record holders was determined from the Company's stockholder records, and does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are in excess of 4,000 beneficial holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA


                                            1998             1997              1996                1995           1994
                                     -----------------------------------------------------------------------------------------
  Revenues                                 $139,675,000     $122,695,000      $100,927,000      $73,821,000       $37,998,000

  Direct Expenses                           129,747,000      113,894,000        92,490,000       68,530,000        34,939,000

  Gross Profit                                9,928,000        8,801,000         8,437,000        5,291,000         3,059,000

  Selling, General & Administrative
  Expenses (includes Depreciation
  and Amortization)                           8,050,000       11,316,000         8,801,000        7,547,000         2,695,000

  Income (Loss) From Operations               1,878,000      (2,515,000)         (364,000)      (2,256,000)           364,000

  Net Income (Loss)                          $2,703,000     ($2,832,000)        ($597,000)     ($3,316,000)          $720,000

  Earnings (Loss) per share (1)
       Basic                                       $.14           ($.15)            ($.04)           ($.24)              $.06
       Diluted                                     $.14           ($.15)            ($.04)           ($.24)              $.05
  Weighted average
  shares outstanding
  (1)
       Basic                                 19,271,897       19,070,349        16,840,371       13,595,382        10,597,537
       Diluted                               19,403,298       19,070,349        16,840,371       13,595,382        12,867,027

  Dividends Paid per Preferred
  Stock                                           $0.00            $0.00             $0.00            $0.00             $3.30

  BALANCE SHEET DATA:

  Assets                                    $16,648,000      $14,163,000       $14,800,000      $13,816,000        $7,727,000

  Liabilities                                 8,774,000        9,291,000         7,632,000       10,967,000         2,671,000

  Long-Term Debt                              2,981,000           89,000           100,000          175,000           107,000

  Working Capital (Deficiency)                3,319,000      (1,401,000)           286,000      (4,771,000)         1,146,000

  Shareholders' Equity                       $7,874,000       $4,872,000        $7,168,000       $2,849,000        $5,056,000

         (1) In accordance with SFAS 128, basic and diluted earnings (loss) per share have replaced primary and diluted earnings (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 1998 AS COMPARED TO FISCAL YEAR 1997

     The Company's revenues for the fiscal year ended September 30, 1998 were $139,675,000 as compared to fiscal year 1997 of $122,695,000 which represents an increase of $16,980,000 or 13.8%. This increase is due to the efforts of the internal sales force to continually bring in new business which accounted for all of the increase. PEO services accounted for 61% of the growth, while the balance is attributed to the Company's staffing business.

     Direct expenses for fiscal year 1998 were $129,747,000 as compared to $113,894,000 for fiscal year 1997 which represents an increase of $15,853,000, or 13.9%. This increase represents the corresponding higher costs associated with higher revenues. As a percentage of revenue, direct expenses for the fiscal year 1998 and 1997 were 92.9% and 92.8%, respectively.

     Gross profits were $9,928,000 and $8,801,000 for fiscal 1998 and 1997, respectively, for an increase of 12.8%. Gross profits, as a percentage of revenue, were 7.1% and 7.2% for the fiscal years ended September 30, 1998 and 1997, respectively.

     Selling, general and administrative costs ("SG&A") for fiscal 1998 decreased $2,917,000, or 28.3%, from $10,306,000 in fiscal 1997 to $7,389,000.
Of this decrease, $1,973,000 pertains to charges recorded in the second quarter of fiscal 1997, $1,002,000 of which was to increase the bad debt reserve, $300,000 to absorb miscellaneous charges, $124,000 to correct unrecorded 1996 expenses, $102,000 to establish a vacation pay accrual, $81,000 to change supplies accounting, $93,000 to establish a reserve for severance costs and $271,000 for various other miscellaneous items. Giving effect to these adjustments, SG&A decreased $944,000 which is attributable to the reduction in overhead costs implemented in the fourth fiscal quarter of 1997 as well as a reevaluation by management of the bad debt reserve due to the payments on previously nonperforming accounts.

     Depreciation and amortization decreased $349,000 in fiscal 1998 due to several intangible assets that have became fully amortized in the current fiscal year. The decrease was also attributable to the writing off of $261,000 in intangible assets of Digital Insurance Services, Inc. which ceased operations in the fiscal year 1997.

     Interest expense for fiscal year 1998 increased $177,000 to $554,000 from $377,000 in fiscal 1997 due to an increase in debt financing and an increase in the effective borrowing rate.

     Income taxes for the fiscal year 1998 reflected a net tax benefit of $1,296,000 primarily related to the reduction in the Company's valuation allowance. As of September 30, 1997, the Company had established a deferred tax valuation allowance of $2,680,000. In view of the continued earnings improvement of the Company over the last four quarters and its current financial position and prospects, the management determined in June of 1998 that it is more likely than not that the majority of such valuation allowance will be realized. As of September 30, 1998, the Company's valuation allowance approximated $400,000.

     Net income for fiscal 1998 was $2,703,000 versus a net loss of ($2,832,000) in fiscal 1997. This increase is attributed to the $3.1 million in adjustments recorded in fiscal 1997, the net tax benefit of $1,296,000 recorded in fiscal 1998, the growth of all businesses and the overhead reductions implemented in the fourth fiscal quarter of 1997.

FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996

     Operating revenues for the fiscal year ended September 30, 1997 were $122,695,000 as compared to fiscal year 1996 of $100,927,000 which represents an increase of $21,768,000 or 21.6%. This increase is due to the efforts of the internal sales force to continually bring in new business which accounted for all of the increase. PEO services accounted for 83% of the growth, while the balance is attributed to the Company's staffing business.

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

     Depreciation and amortization increased $181,000 in fiscal 1997 due to the write-off of all the intangible assets of a subsidiary, Digital Insurance Services ($261,000) recorded in the second fiscal quarter.

     Net loss for fiscal 1997 was ($2,832,000) versus a net loss of ($597,000) in fiscal 1996. The increased loss is due to $3,100,000 in adjustments recorded in the second quarter of 1997.

FISCAL YEAR 1996 AS COMPARED TO FISCAL YEAR 1995

     Operating revenues for the fiscal year 1996 were $100,927,000 as compared to fiscal year 1995 of $73,821,000 which represents an increase of 36.7%. This increase is attributable to the increased sales efforts of the internal sales force as well as the full year impact of the acquisition of Turnkey Services, Inc. which was acquired in May, 1995.

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

     Selling, general and administrative costs ("SG&A") increased $1,270,000. This growth in expenses includes $195,000 in charges for acquisitions that were not consummated during the year and $309,000 in an increase in allowance for doubtful accounts attributable to accounts that have aged beyond acceptable limits but which the Company continues to pursue. Approximately $500,000 is attributable to the full year impact of Turnkey Services which was acquired May 1, 1995. Additionally, the Company reversed $515,000 in previously established reserves for claims which the Company resolved in its favor. As a percentage of gross profit, SG&A expenses are 94.5% in fiscal 1996 as compared to 126.7% in fiscal 1995 and 88.1% in fiscal 1994. Management believes that although there is improvement from 1995, it will continue to improve this margin in the future.

     Net loss before taxes was ($563,000) in fiscal year 1996 as compared to loss of ($3,453,000) in fiscal year 1995. This decrease in net loss is primarily attributable to the increase in gross profit and the decrease in SG&A as a percentage of gross profit, explained above.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital for fiscal year ended September 30, 1998 was $3,319,000 versus a deficit of ($1,401,000) in fiscal 1997. The improved working capital position is attributable to the continued earnings improvement of the Company and the successful refinancing of the Company's short term borrowings, as discussed below, to a long term credit facility. At September 30, 1998, the Company had cash of $1,530,000 and net accounts receivable of $6,891,000.

     In February 1995, the Company entered into a one year revolving credit line facility (the "Line") with a bank which was subsequently extended and amended on seven occasions. On September 30, 1997 the total amount outstanding on the Line was $2,697,000. On April 29, 1998, the Company was successful in replacing the former credit facility with a new long term credit facility from FINOVA Capital Corporation totaling $4.5 million. The credit facility includes a three year loan for $2.5 million, with a five year amortization, at prime + 3% (11.5% at September 30, 1998), with a balance of $2,333,000 and $2,250,000 at September 30, 1998 and November 30, 1998, respectively and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime + 1% (9.5% at September 30, 1998), with a balance of $1,103,000 and $986,000 at September 30, 1998 and November 30, 1998, respectively. The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary date of the loan beginning in April, 1999. Taking these fees into consideration and assuming the Company continuously fully utilizes the revolver, the effective rate of interest on the total borrowings is approximately 16.1%.

     In December 1996, due to the favorable trends in losses in its Workers' Compensation program, the Company's former carrier reduced its letter of credit requirement from $1,610,000 to $1,193,000 which resulted in $417,000 in additional cash available. Of this availability, $344,000 has been added to working capital during the quarter ended December 31, 1996 while the balance of $73,000 was added to working capital during the quarter ended March 31, 1997. In September 1998, the Company negotiated and settled with Liberty Mutual Insurance Company its liability on all workers' compensation claims incurred during the three year period 1995, 1996 and 1997. In return for terminating all future exposure under the Liberty Mutual workers' compensation policy, the Company agreed to make a one-time payment of approximately $919,000. The settlement was funded by allocating $738,000 of the Company's restricted cash, which had been used to collateralize a portion of the letter of credit to Liberty Mutual and by internal funds of $181,000. The $181,000 cash payment was offset somewhat by a recent $50,000 equity investment by a new member of the Company's board of directors and by approximately $45,000 in interest from the restricted cash investments.

     The management of the Company believes that its existing cash, available borrowing capacity and anticipated borrowings in connection with the TeamStaff acquisition will be sufficient to support cash needs through September 30, 1999.

     Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices to respond to inflation and changing prices.

YEAR 2000 ISSUE

     The year 2000 issue is the programming of computer systems to recognize the values "00" in a date field as the year 2000 and not the year 1900. The Company began steps in 1997 to reasonably ensure that the software it utilizes will be year 2000 compliant. The Company has evaluated the Year 2000 readiness of the hardware and software products used by the Company. The Company's assessment covered the following phases: (1) identification of all Products, IT Systems, and non-IT Systems, such as building security and voice mail; (2) assessment of repair or replacement requirements; (3) testing and (4) implementation. The assessment and the first phases of testing and implementation were completed in 1998 and based on this, the Company believes that with some modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems. The replacement, final testing and implementation will be complete in February of 1999. The costs of these modifications are not expected to have a material impact on the Company's financial position. However, the assessment of whether a complete system or device will operate correctly depends in large part on the Year 2000 compliance of the product or system's other components, many of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that such software is Year 2000 compliant. Further, the Company relies on various vendors, utility companies, telecommunication service companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer Year 2000 business disruption, which could impact the Company's financial condition and results of operations.

            The Company has discussed the year 2000 compliance issue with the TeamStaff management and reviewed their computer systems. With the exception of one major system, which is currently being updated to comply with this issue, management believes the systems of the TeamStaff Companies are Year 2000 compliant. However, the TeamStaff Companies rely on various vendors, utility companies, telecommunication service companies, delivery service companies and other service providers who are outside of their control. There is no assurance that such parties will not suffer Year 2000 business disruption, which could impact TeamStaff's financial condition and results of operations. In the event the one system of the TeamStaff Companies can not become Year 2000 compliant in a timely manner, the Company has the option of converting this system to the Company's. The cost of this conversion would not be expected to have a material impact on the Company's financial position.

          As disclosed, the Company may be acquiring companies from time to time and at the time of acquisition, the Company will evaluate the Year 2000 compliance issue regarding the computer systems of the entity to be acquired. There can be no assurances that the systems of any potential acquisition will be Year 2000 compliant or that the Company may not be required to expend funds to update such systems.

NEW ACCOUNTING PRONOUNCEMENTS

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in interim financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 131 to have a material effect on reported results.

         In March 1998, the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Maintained for Internal Use." SOP 98-1 provides guidance on the treatment of costs related to internal use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, at which time the Company will adopt the provisions. The Company does not expect SOP 98-1 to have a material effect on reported results.

         In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Startup Activities". SOP 98-5 provides guidance on the financial reporting of startup costs and organization costs and requires that the cost of startup activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, at which time the Company will adopt the provisions. The Company does not expect SOP 98-5 to have a material effect on reported results.

ITEM 8.     FINANCIAL STATEMENTS

     See Attached Financial Statements appearing at pages F-1 through F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company are as follows:

NAME                                        AGE                              OFFICE
----                                        ---                              ------
Karl W. Dieckmann                           70                Chairman of the Board of Directors

George J. Eklund                            55                Director

Donald T. Kelly                             49                Vice President, Chief Financial Officer
                                                              and Corporate Secretary

Senator John H. Ewing                       78                Director

William J. Marino                           55                Director

Donald W. Kappauf                           52                President and Chief Executive Officer

Charles R. Dees, Jr.                        58                Director

Martin J. Delaney                           55                Director

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

         Donald W. Kappauf became President and Chief Executive Officer of Digital Solutions, Inc. on December 16, 1997. Mr. Kappauf joined Digital Solutions, Inc. in 1990 and has held several senior management positions including Division President and Executive Vice President. From 1988 to 1990, Mr. Kappauf was President of Perm Staff/Temp Staff in Princeton, New Jersey. He was Assistant Vice President of SMC Engineering and then President of SMC Personnel Support from 1968 to 1988.

         Charles R. Dees, Jr. joined the Board of Directors in July, 1998. Mr. Dees is a nationally known university administrator and former official of the
U. S. Department of Education. He is currently Senior Vice President for Institutional Advancement of Fairleigh Dickinson University.

         Martin J. Delaney also joined the Board of Directors in July, 1998. Mr. Delaney is a prominent healthcare executive presently serving as President, CEO and a director of the Winthrop-South Nassau University Health System, Inc., in Long Island, New York.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Karl W. Dieckmann, John H. Ewing and William J. Marino served on the Company's Compensation Committee during the last fiscal year. There are no interlocks between the Company's Directors and Directors of other companies.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

         During the fiscal year ended September 30, 1998, the Board of Directors met on 5 occasions and acted by unanimous written consent on 5 occasions. The Board of Directors is comprised of 8 persons and has 3 committees. Messrs Dieckmann, Ewing and Marino are members of the Board's Compensation committee. Messrs. Dieckmann, Ewing, Ecklund and Marino are members of the Board's Audit Committee. Messrs Dieckmann, Kappauf and Marino are members of the Board's Nominating Committee. The Audit Committee, the Nominating Committee and Compensation Committee of the Board of Directors met on 1, 3 and 2 occasions, respectively, during the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         The following provides certain summary information concerning compensation paid or earned by the Company during the years ended September 30, 1998, 1997 and 1996 to the Company's Chief Executive Officer and each of the executive officers of the Company who received in excess of $100,000 in compensation during the last fiscal year.

NAME AND                                         ANNUAL COMPENSATION                        LONG TERM COMPENSATION
PRINCIPAL POSITION                   YEAR        SALARY          BONUS          OTHER       OPTIONS/SAR'S
------------------                   ----        ------          -----          -----       ----------------------
George J. Eklund, (1)
Director                             1998        $210,000       $0                $0        0
                                     1997        $210,000       $0                $0        0
                                     1996        $207,924       $100,000          $0        300,000

Donald W. Kappauf, (2)
Chief Executive Officer              1998        $173,308       $89,670           $16,991   200,000
                                     1997        $121,154       $25,000           $0        0
                                     1996        $110,000       $20,000           $0        0


Donald T. Kelly, (3)
Chief Financial Officer              1998        $151,038       $45,000           $0        50,000
                                     1997        $ 90,865       $20,000           $0        30,000

(1) Mr. Eklund's employment with the Company commenced on September 19, 1994. He assumed the position of Chief Executive Office in March 1996. In December 1997 due to health concerns, his position changed. Mr.
       Eklund remains a Director.

(2) The 1997 salary includes Mr. Kappauf's compensation for the executive vice president position he assumed on August 27, 1997. His compensation in 1997, prior to becoming executive vice president was $105,288. Compensation for 1996 was for his position as Division Vice President. Other compensation includes car and car insurance.

(3) Mr. Kelly was granted a sign on bonus of $20,000 at employment, on January 20, 1997.

     The Company provides normal and customary life and health insurance benefits to all of its employees including executive officers. The Company has no retirement or pension plan other than a 401(k), which is voluntary.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company are not compensated for services in such capacity except under the Director Plan, as defined below. Non-Employee Directors receive $1,000 per board meeting, related travel expenses, and $400 for each committee meeting. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.



EMPLOYMENT AGREEMENT

          Effective March 12, 1996, the Company entered into a new employment agreement with Mr. Eklund for a three year term. The employment agreement provided for (i) annual compensation of $210,000 for the first year of the agreement increasing at the discretion of the Company; (ii) a bonus in accordance with a plan to be established by the Company; (iii) the award of stock options to purchase 300,000 shares of the Company's common stock, subject to vesting requirements; (iv) certain insurance and severance benefits; and (v) a $700 per month automobile allowance. Effective December 16, 1997, Mr. Eklund's position was changed for health reasons. The Company and Mr. Eklund have entered into an agreement regarding the change in his position. Pursuant to this agreement, Mr. Eklund no longer serves as President and Chief Executive Officer of the Company. Mr Eklund remains a Director and proforms special projects work for compensation. Mr. Eklund will continue to receive his salary and certain other benefits as provided in his original employment agreement.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                 (INDIVIDUAL GRANTS)

                                                     PERCENTAGE OF
                                NO. OF SECURITIES    TOTAL OPTIONS/
                                UNDERLYING OPTIONS   GRANTED IN FISCAL    EXERCISE OF BASE
NAME                            GRANTED              YEAR                 PRICE PER SHARE     EXPIRATION DATE
------------------------------- -------------------- -------------------- ------------------- --------------------
Donald Kappauf                  100,000              38%                  $1.9375             08/27/2002
Donald Kappauf                  100,000              38%                  $1.9375             01/02/2003
Donald Kelly                     50,000              19%                  $1.9375             01/02/2003

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

         The following table sets forth information with respect to the named executive officers concerning exercise of stock options and SARs during the last fiscal year and the value of unexercised options and SARs held as of the year ended September 30, 1998.

                                                                      NUMBER OF SECURITIES      VALUE OF
                                                                      UNDERLYING                UNEXERCISED IN-THE-
                                                                      UNEXERCISED               MONEY OPTIONS AS
                           SHARES                                     OPTIONS/SARS              OF SEPTEMBER 30,
                           ACQUIRED                                   SEPTEMBER 30, 1998        1998
                           ON                     VALUE               EXERCISABLE/              EXERCISABLE/
NAME                       EXERCISE               REALIZED            UNEXERCISABLE             UNEXERCISABLE(1)
----                       --------               --------            -------------             ----------------
George J. Eklund           0                      0                   380,000/120,000                $0/$0
Donald W. Kappauf          0                      0                   175,000/125,000                $0/$0
Donald T. Kelly            0                      0                   45,000/35,000                  $0/$0

     (1) Based upon a closing bid price of the Common Stock at $1 1/16 per share on September 30, 1998.

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

         In April 1990, the Board of Directors adopted and in August, 1990, the Company's shareholders approved the Senior Management Incentive Plan (the "Management Plan") for use in connection with the issuance of stock, options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to the Company and its subsidiaries. It is contemplated that only those executive management employees (generally the Chairman of the Board, Chief Executive Officer, Chief Operating Officer, President and Vice Presidents of the Company or Presidents of the Company's subsidiaries) who perform services of special importance to the Company will be eligible to participate under the Management Plan. A total of 5,000,000 shares of common stock will be reserved for issuance under the Management Plan. Awards made under the Management Plan will be subject to three (3) year vesting periods, although the vesting periods are subject to the discretion of the Administrator.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 31, 1998 with respect to each director, each of the named executive officers as defined in Item 402(a)(3), and directors and executive officers of the Company as a group, and to the persons known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

                                   Number of Shares         Percent of Company's
Name of Shareholder               Presently Owned(1)          Outstanding Stock
-------------------               ------------------        --------------------
Karl W. Dieckmann(2)                     325,743                     1.7%
c/o Digital Solutions, Inc.
300 Atrium Drive
Somerset, NJ 08873

George J. Eklund(3)                      459,545                     2.4%
c/o Digital Solutions, Inc.
300 Atrium Drive
Somerset, NJ 08873

Senator John H. Ewing(4)                 128,125                      *
76 Claremont Road
Barnardsville, NJ 07924

William J. Marino(5)                      93,617                      *
c/o Blue Cross/Blue Shield
      of New Jersey
3 Penn Plaza East
Newark, NJ 07105

Donald W. Kappauf(6)                     551,248                     2.84%
c/o Digital Solutions, Inc.
300 Atrium Drive
Somerset, NJ 08873

Donald T. Kelly(7)                        53,850                      *
c/o Digital Solutions, Inc.
300 Atrium Drive
Somerset, NJ 08873

Charles R. Dees, Jr. Phd(8)                5,000                      *
c/o Digital Solutions, Inc.
300 Atrium Drive
Somerset, NJ 08873

Martin J. Delaney(9)                     116,823                      *
c/o Digital Solutions, Inc.

300 Atrium Drive
Somerset, NJ 08873

All officers and directors as a group        1,733,951               8.96%
(6)persons (2,3,4,5,6,7,8,9)

----------
*        Less than 1 percent.

(1) Ownership consists of sole voting and investment power except as otherwise noted.

(2) Includes options to purchase 15,000 shares of the Company's common stock, and warrants to purchase 10,000 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(3) Includes options to purchase 380,000 shares of the Company's common stock, and excludes unvested options to purchase 120,000 shares of common stock.

(4) Includes options to purchase 40,000 shares of the Company's common stock, and warrants to purchase 2,500 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(5) Includes options to purchase 15,000 shares of the Company's common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(6) Includes options to purchase 175,000 shares of the Company's common stock, and excludes unvested options to purchase 125,000 shares of common stock.

(7) Includes options to purchase 45,000 shares of common stock, and excludes unvested options to purchase 35,000 shares of common stock.

(8) Includes options to purchase 5,000 shares of common stock, and excludes unvested options to purchase 1,250 shares of common stock.

(9) Includes options to purchase 5,000 shares of common stock, and excludes unvested options to purchase 1,250 shares of common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information concerning employment agreements with and compensation of the Corporation's executive officers and directors, see "Executive Compensation". The Directors' Plan provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements

         The financial statements and schedules of the Company are included in
Part II, Item 8 of this report and appear as pages F-1 through F-16 and includes page S-1.

         2. All other schedules have been omitted since the required information is not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

     3.   Exhibit List

          The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

EXHIBIT NO.         DESCRIPTION
-----------         -----------

2.1       --        Agreement for purchase of Temp-Staff, Inc. (Exhibit 3 to
                    Form 8-K dated May 17, 1990).

2.2       --        Agreement for purchase of X-L Technical Corp. (Exhibit 2a
                    to Form 8-K dated October 31, 1990).

2.3       --        Plan and Agreement of Merger and Reorganization dated as of
                    October 29, 1998 among the Company, the Merger Corporations, the TeamStaff Entities and certain individuals and trusts as shareholders of the TeamStaff Entities (Exhibit A to Proxy
                    Statement of Digital Solutions, Inc. dated November 12,
                    1998).

3.1       --        Amended and Restated Certificate of Incorporation of
                    Registrant (Exhibit A to Definitive Proxy Material dated
                    July 20, 1990).

3.1.1     --        Form of Amendment to Amended and Restated Certificate of
                    Incorporation (filed as Exhibit G to the Company's Proxy
                    Statement dated November 12, 1998 as filed with the Securities and Exchange Commission).

3.2       --        By-Laws of Registrant (Exhibit 10.1 to Form 8-K dated March
                    21, 1990).

10.2      --        Employment Agreement with Donald Kappauf (Exhibit 3 to Form
                    8-K dated May 17, 1990).

10.4      --        Agreement between Registrant and First Fidelity Bank, N.A.
                    (Exhibit 10.4 to form 10-K for fiscal year ended September
                    30, 1991).

10.5      --        Agreement between Registrant and Midlantic Banks, Inc. dated
                    October 11, 1991 (Exhibit 10.5 to form 10-K for fiscal year ended September 30, 1991).

10.6      --        Lease dated 10/15/91 for office space at 4041 Hadley Road,
                    South Plainfield, New Jersey (Exhibit 10.6 to form 10-K for fiscal year ended September 30, 1991).

10.7      --        Employment Agreement between Karl Dieckmann and the Company dated November 1, 1991 (Exhibit 10.7 to form 10-K for fiscal year ended September 30, 1991).

10.6.1    --        Lease dated May 30, 1997 for office space at 300 Atrium,
                    Somerset, New Jersey (Exhibit 10.6.1 to Form 10K for the fiscal year ended September 30, 1997).

10.15.1   --        Employment agreement between George J. Eklund and the
                    Company dated March 12, 1996 (Exhibit 10.15.1 to Form 10K for the fiscal year ended September 30, 1997).

10.15.2   --        Amended employment agreement between George J. Eklund and
                    the Company dated December 16, 1997 (Exhibit 10.15.2 to Form
                    10K for the fiscal year ended September 30, 1997).

10.10     --        Employment Contract between David L. Clark and the Company dated January 1, 1993.

10.11     --        Bridge financing between Katie and Adam Bridge Partners,
                    L.P. and the Company in June 1993.

10.12     --        Sales representation agreement between Sid A. Robinson, III and the Company dated April 14, 1993.

10.13     --        Agreement between Staff Leasing of Mississippi, Inc. and the
                    Company for purchase of business and assets dated November
                    4, 1993.

10.15     --        Employment agreement between George J. Eklund and the
                    Company dated September 19, 1994.

10.16.1   --        Seventh Amended Loan Agreement between Registrant and Summit
                    Bank and sixth amended Promissory Note (Exhibit 10.16.1 to
                    Form 10K for the fiscal year ended September 30, 1997).

10.17*    --        Loan and Security Agreement dated April 28, 1998 among
                    Digital Solutions, Inc. and Finova Capital Corporation.

10.18*    --        Secured Promissory Note in the principal amount of
                    $2,500,000 dated April 28, 1998 in favor of Finova Capital
                    Corporation.

10.19*    --        Stock Pledge Agreement (Security Agreement) dated April 28,
                    1998 between Finova Capital Corporation and Digital
                    Solutions, Inc.

10.20*    --        Employment Agreement between Donald Kappauf and the
                    Registrant dated January 1, 1998.

21.*      --        Subsidiaries of Registrant.

23.1*     --        Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements for the fiscal year ended 1998 into the Company's previously filed registration Statements on form S-3 file number 33-85526, 33-70928, 33-91700 and 33-09313.

27.*      --        Financial Data Schedule.

(b) Reports on Form 8-K.

      None

(c) Exhibits. See Item (a)(3) above.

(d) Financial Statement Schedule. See Schedule II annexed hereto and appearing at page S-1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DIGITAL SOLUTIONS, INC.

                                         /s/ Donald W. Kappauf
                                         -------------------------------------

                                         Donald W. Kappauf
                                         President and Chief Executive Officer

Dated: January 11, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/George J. Eklund                   Director                     January 11, 1998
------------------------------
George J. Eklund


/s/Karl W. Dieckmann                  Chairman of the Board        January 11, 1998
------------------------------
Karl W. Dieckmann


/s/John H. Ewing                      Director                     January 11, 1998
------------------------------
Senator John H. Ewing


/s/William J. Marino                  Director                     January 11, 1998
------------------------------
William J. Marino


/s/Charles R. Dees, Jr. Phd           Director                     January 11, 1998
------------------------------
Charles R. Dees, Jr. Phd


/s/Martin J. Delaney                  Director                     January 11, 1998
------------------------------
Martin J. Delaney


/s/Donald W. Kappauf                  President & Chief            January 11, 1998
------------------------------        Executive Officer
Donald W. Kappauf


/s/Donald T. Kelly                    Chief Financial Officer      January 11, 1998
------------------------------        & Corporate Secretary
Donald T. Kelly

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report Of Independent Public Accountants                                     F-2

Consolidated Balance Sheets As Of September 30, 1998 and 1997                F-3

Consolidated Statements Of Operations For The Years Ended
   September 30, 1998, 1997 and 1996                                         F-5

Consolidated Statements Of Shareholders' Equity For The Years Ended
   September 30, 1998, 1997 and 1996                                         F-6

Consolidated Statements Of Cash Flows For The Years Ended                    F-7
   September 30, 1998, 1997 and 1996

Notes To Consolidated Financial Statements                                   F-8

Schedule I -- Valuation And Qualifying Accounts For The Years Ended
   September 30, 1998, 1997 and 1996                                         S-1

Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of

        Digital Solutions, Inc.:


We have audited the accompanying consolidated balance sheets of Digital Solutions, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Solutions, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

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



                                       ARTHUR ANDERSEN LLP


Roseland, New Jersey
November 21, 1998

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1998 AND 1997


                                                                      1998          1997
                                                                  -----------   -----------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $ 1,530,000   $   841,000
   Restricted cash                                                          0       738,000
   Accounts receivable, net of allowance for doubtful accounts of $284,000 at September 30, 1998 and $862,000
     at September 30, 1997                                          6,891,000     5,820,000
   Other current assets                                               691,000       402,000
                                                                  -----------   -----------
                Total current assets                                9,112,000     7,801,000
                                                                  -----------   -----------

EQUIPMENT AND IMPROVEMENTS:
   Equipment                                                        3,336,000     3,170,000
   Leasehold improvements                                              47,000        47,000
                                                                  -----------   -----------
                                                                    3,383,000     3,217,000

   Less - accumulated depreciation and amortization                 2,591,000     2,310,000
                                                                  -----------   -----------
                                                                      792,000       907,000

DEFERRED TAX ASSET                                                  1,782,000       760,000

GOODWILL, net of accumulated amortization of $1,082,000 in 1998
   and $835,000 in 1997                                             4,096,000     4,344,000

OTHER ASSETS                                                          866,000       351,000
                                                                  -----------   -----------
                                                                  $16,648,000   $14,163,000
                                                                  ===========   ===========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1998 AND 1997


                                                                                 1998            1997
                                                                             ------------    ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term borrowings                                                     $          0    $  2,697,000
   Current portion of long-term debt                                              540,000         113,000
   Accounts payable                                                             1,792,000       2,254,000
   Accrued expenses and other current liabilities                               3,461,000       4,138,000
                                                                             ------------    ------------
                Total current liabilities                                       5,793,000       9,202,000

LONG-TERM DEBT, net of current portion                                          2,981,000          89,000

                                                                             ------------    ------------
                Total liabilities                                               8,774,000       9,291,000
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value; authorized 40,000,000 shares; issued and outstanding 19,356,833 in 1998 and 19,141,760 in
     1997                                                                          19,000          19,000
   Additional paid-in capital                                                  13,692,000      13,393,000
   Accumulated deficit                                                         (5,837,000)     (8,540,000)
                                                                             ------------    ------------
                                                                                7,874,000       4,872,000
                                                                             ------------    ------------
                                                                             $ 16,648,000    $ 14,163,000
                                                                             ============    ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

\                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the Years Ended September 30
                                                         1998             1997             1996
                                                    -------------    -------------    -------------
REVENUES                                            $ 139,675,000    $ 122,695,000    $ 100,927,000

DIRECT EXPENSES                                       129,747,000      113,894,000       92,490,000
                                                    -------------    -------------    -------------
                Gross profit                            9,928,000        8,801,000        8,437,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                             7,389,000       10,306,000        7,972,000

DEPRECIATION AND AMORTIZATION                             661,000        1,010,000          829,000
                                                    -------------    -------------    -------------
                Income (loss) from operations           1,878,000       (2,515,000)        (364,000)
                                                    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
   Interest income                                         83,000           60,000          173,000
   Interest expense                                      (554,000)        (377,000)        (422,000)
   Other income                                                 0                0           50,000
                                                    -------------    -------------    -------------
                                                         (471,000)        (317,000)        (199,000)
                                                    -------------    -------------    -------------

                Income (loss) before income taxes       1,407,000       (2,832,000)        (563,000)

INCOME TAX BENEFIT (EXPENSE)                            1,296,000                0          (34,000)
                                                    -------------    -------------    -------------
                Net income (loss)                   $   2,703,000    $  (2,832,000)   $    (597,000)
                                                    =============    =============    =============

EARNINGS (LOSS) PER  SHARE - BASIC                  $        0.14    $       (0.15)   $       (0.04)
                                                    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                         19,271,897       19,070,349       16,840,371
                                                    =============    =============    =============

EARNINGS (LOSS) PER  SHARE - DILUTED                $        0.14    $       (0.15)   $       (0.04)
                                                    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
   OUTSTANDING                                         19,403,298       19,070,349       16,840,371
                                                    =============    =============    =============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                                  Common Stock
                                                         -----------------------------     Additional
                                                         Shares Issued                       Paid-In        Accumulated
                                                           (Retired)         Amount          Capital          Deficit
                                                         -------------    ------------    ------------     -------------
BALANCE, September 30, 1995                                14,003,915     $     14,000    $  7,946,000     $ (5,111,000)

  Common stock issued in connection with private
      placements, net of expenses                           2,304,200            2,000       4,526,000             --
  Common stock received and retired in satisfaction
      of officer loans                                       (107,130)            --          (679,000)            --
  Common stock issued                                         525,000            1,000         228,000             --
  Exercise of stock options                                   794,157            1,000          48,000             --
  Exercise of stock warrants                                1,209,799            1,000         703,000             --
  Stock issued for services rendered                           56,668             --            85,000             --
  Net loss                                                       --               --              --           (597,000)
                                                           ----------     ------------    ------------     ------------

BALANCE, September 30, 1996                                18,786,609           19,000      12,857,000       (5,708,000)

  Exercise of stock options                                   204,471             --            53,000             --
  Exercise of stock warrants                                  117,347             --           181,000             --
  Stock issued for employee bonus                              33,333             --           100,000             --
  Proceeds related to LNB settlement, net of expenses            --               --           202,000             --
  Net loss                                                       --               --              --         (2,832,000)
                                                           ----------     ------------    ------------     ------------

BALANCE, September 30, 1997                                19,141,760           19,000      13,393,000       (8,540,000)

  Common stock issued in connection with financing            156,250             --           250,000             --
  Common stock issued                                          58,823             --            49,000             --
  Net income                                                     --               --              --          2,703,000
                                                           ----------     ------------    ------------     ------------

BALANCE, September 30, 1998                                19,356,833     $     19,000    $ 13,692,000     $ (5,837,000)
                                                           ==========     ============    ============     ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Years Ended September 30
                                                                       1998            1997            1996
                                                                   -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $ 2,703,000     $(2,832,000)    $  (597,000)
   Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities-
     Deferred income taxes                                          (1,402,000)              0               0
     Depreciation and amortization                                     661,000       1,010,000         829,000
     Provision for doubtful accounts                                  (247,000)      1,120,000         462,000
     Stock issued for employee bonus                                         0         100,000          85,000
   Changes in operating assets and liabilities-
     Increase in accounts receivable                                  (824,000)       (602,000)     (1,871,000)
     (Increase) decrease in other current assets                      (289,000)       (106,000)        239,000
       Increase in other assets                                       (249,000)              0               0
     (Decrease) increase in accounts payable, accrued
       expenses and other current liabilities                       (1,139,000)      1,855,000        (278,000)
     Decrease in other liabilities                                           0               0         (75,000)
     Decrease (increase) in restricted cash                            738,000         417,000      (1,155,000)
                                                                   -----------     -----------     -----------
                      Net cash (used in) provided by operating
                      activities                                       (48,000)        962,000      (2,361,000)
                                                                   -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                  (184,000)       (361,000)       (187,000)
                                                                   -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on line of credit                      $ 1,103,000     $   410,000     $  (225,000)
   Proceeds from borrowings on long term debt                        2,500,000               0               0
   Principal payments on long-term debt                               (167,000)              0        (941,000)
   Payments on revolving line of credit                             (2,697,000)       (620,000)              0
   Principal payments on subordinated bridge loan                            0               0      (1,887,000)
   (Repayments) proceeds on capital leases obligations                (117,000)         14,000          71,000
   Net proceeds from issuance of common stock, net of expenses         299,000               0       4,757,000
   Net proceeds from the exercise of stock options and warrants              0         234,000         753,000
   Proceeds from LNB settlement, net of expenses                             0         202,000               0
                                                                   -----------     -----------     -----------
                Net cash provided by financing activities              921,000         240,000       2,528,000
                                                                   -----------     -----------     -----------

                Net increase (decrease) in cash and cash
                  equivalents                                          689,000         841,000         (20,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   YEAR                                                                841,000               0          20,000
                                                                   -----------     -----------     -----------
CASH  AND CASH EQUIVALENTS AT END OF YEAR                          $ 1,530,000     $   841,000     $         0
                                                                   ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid during the year for-
          Interest                                                 $   439,000     $   363,000     $   412,000
                                                                   ===========     ===========     ===========
          Taxes                                                    $    80,000     $    31,000     $    25,000
                                                                   ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
   TRANSACTIONS:
     Value of common stock retired in satisfaction of
       shareholder loans                                           $         0     $         0     $   679,000
                                                                   ===========     ===========     ===========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  ORGANIZATION AND BUSINESS:

         Digital Solutions, Inc. ("DSI" or the "Company"), a New Jersey Corporation, with its subsidiaries, provides a broad spectrum of human resource services including professional employer services, payroll processing, human resource administration and placement of temporary and permanent employees. The Company has regional offices in Somerset, New Jersey; Houston, Texas; and Clearwater, Florida and sales service centers in New York, New York; El Paso and Houston, Texas; Clearwater, Florida; and Somerset, New Jersey.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF PRESENTATION-

         The accompanying consolidated financial statements include those of DSI and its wholly-owned subsidiaries; DSI Contract Staffing, DSI Staff ConnXions-Northeast, DSI Staff ConnXions - Southwest, and DSI Staff Rx, Inc. The results of operations of acquired companies within the period reflected have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

       NEW ACCOUNTING PRONOUNCEMENTS-

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in interim financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 131 to have a material effect on reported results.

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

       REVENUE RECOGNITION-

         The Company recognizes revenue in connection with its professional employer organization program ("PEO") and its temporary placement service program when the services have been provided. Revenues represent the Company's billings to customers, with the corresponding cost of providing those services reflected as direct expenses. Payroll services, commissions and other fees for administrative services are recognized as revenue as the related service is provided.

       CONCENTRATIONS OF CREDIT RISK-

         The Company's customer base consists of over 1,220 client companies, representing approximately 34,000 employees (including payroll services) as of September 30, 1998. The Company's client base is broadly distributed throughout a wide variety of industries; however, more than 60% of the customers in the payroll processing area are in the construction industry and substantially all of Staff-RX customers are in the healthcare industry.

       CASH EQUIVALENTS-

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

       GOODWILL-

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the acquisition date and is being amortized on a straight line basis over 20 years for substantially all of the Company's acquisitions. Goodwill amortization expense charged to operations was approximately $247,000 for fiscal year 1998, $434,000 for fiscal year 1997 and $415,000 for fiscal year 1996. Amortization expense for 1996 includes a provision for goodwill impairment as described below.

         During 1995, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of certain companies acquired experiencing operating cash flow deficits, the Company, utilizing the present value of estimated future cash flows from these operations discounted at a rate of return (15%), determined that some impairment had occurred in certain of these acquisitions. As a result, the Company charged approximately $195,000 of additional amortization to depreciation and amortization for the year ended September 30, 1996.

         In 1997, the Company decided not to remain in the insurance business and elected to write off $261,000 in intangible assets of Digital Insurance, Inc.

       INCOME TAXES-

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

       RECLASSIFICATIONS-

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

       EARNINGS PER SHARE-

         In February 1997, the FASB issued Statement on Financial Accounting Standards Number 128, "Earnings Per Share" ("SFAS No. 128"), which requires the presentation of basic earnings per share ("Basis EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

         In accordance with SFAS 128, the following table reconciles net income
         (loss) and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                                       Fiscal Years Ended September 30,
                                                    1998            1997             1996
                                                ------------    ------------     ------------
Numerator:
  Net income (loss)                             $  2,703,000    $ (2,832,000)    $   (597,000)
                                                ------------    ------------     ------------

Denominator:
  Weighted average number of common shares
    outstanding - Basic                           19,271,897      19,070,349       16,840,371
  Incremental shares for assumed conversions
    of stock options/warrants                        131,401               0                0
                                                ------------    ------------     ------------

  Weighted average number of common and
    equivalent shares outstanding-Diluted         19,403,298      19,070,349       16,840,371
                                                ------------    ------------     ------------

Earnings (loss) per share - Basic               $       0.14    $      (0.15)    $      (0.04)
Earnings (loss) per share - Diluted             $       0.14    $      (0.15)    $      (0.04)


         Stock options and warrants outstanding at September 30, 1998 to purchase 925,229 shares of common stock were not included in the computation of Diluted EPS as they were antidilutive.

(3)  INCOME TAXES:

       At September 30, 1998, the Company had available operating loss carryforwards of approximately $6,538,000 to reduce future periods' taxable income. The carryforwards expire in various years beginning in 2004 and extending through 2012.

       The Company has recorded a $2,162,000 and a $760,000 deferred tax asset at September 30, 1998 and 1997, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of a portion of its net operating losses as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. In order for the Company to realize a $2,162,000 deferred tax asset, the Company would have to generate approximately $6,000,000 in future taxable income. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset as a result of recent business developments, its ability to meet its operating plan as well as the resolution of significant past problems which had adversely affected the Company in prior years.

       An analysis of the Company's deferred tax asset is as follows-

                                                      1998              1997
                                                  -----------       -----------
Net operating loss carryforwards                  $ 2,350,000       $ 2,976,000
Allowance for doubtful accounts                       102,000           310,000
Other items, net                                      110,000           154,000
                                                  -----------       -----------
     Gross deferred income tax asset                2,562,000         3,440,000
Valuation allowance                                  (400,000)       (2,680,000)
                                                  -----------       -----------
      Deferred income tax asset                   $ 2,162,000       $   760,000
                                                  ===========       ===========


         As of September 30, 1998 other current assets included $380,000 related to the deferred tax asset.

         The components of the income tax (benefit) expense for income taxes are summarized as follows-

                                             Fiscal Years Ended September 30,
                                             1998            1997        1996
                                         -----------         ----      --------
Current expense                          $   106,000         $  0      $ 34,000
Deferred benefit                          (1,402,000)           0             0
                                         -----------         ----      --------
              Total (benefit) expense    $(1,296,000)        $  0      $ 34,000
                                         ===========         ====      ========

         The following table indicates the significant elements contributing to the difference between the Federal statutory rates and the Company's effective tax rate-

                                                    Fiscal Years Ended September 30,
                                                      1998      1997      1996
                                                      ----      ----      ----
Federal statutory rate                                  34%      (34)%     (34)%
State taxes net of federal income tax benefit            5%        0%        1%
Valuation allowance                                      0%       34%       34%
Reversal of valuation allowance                       (134)%       0%        0%
Other                                                    3%        0%        0%
                                                      ----      ----      ----
                                                       (92%)       0%        1%
                                                      ====      ====      ====

(4)  DEBT:

       In February 1995, the Company entered into a one year revolving credit line facility (the "Line") with a bank, which was subsequently extended and amended on seven occasions. On September 30, 1997 the total amount outstanding on the Line was $2,697,000. The maximum amount outstanding during 1997 was $3,017,000, the weighted average balance outstanding during 1997 was $2,916,000 and the weighted average interest rate was 11.16%. On April 29, 1998, the Company was successful in replacing the former credit facility with a new long term credit facility from FINOVA Capital Corporation totaling $4,500,000. Substantially all assets of the Company secure the credit facility. The facility includes a three year loan for $2,500,000, with a five year amortization, at prime + 3% (11.5% as of September 30, 1998) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime + 1% (9.5% as of September 30, 1998). The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary date of the loan. Taking these fees into consideration and assuming the Company continuously fully utilizes the revolver, the effective rate of interest on the total borrowings is approximately 16.1%. The credit facility is subject to certain covenants including but not limited to a minimum current ratio, debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined.

       Long-term debt at September 30, 1998 and 1997 consists of the following-

                                                  1998                  1997
                                              -----------           -----------
Revolving Loan                                $ 1,103,000           $         0
Term Loan                                       2,333,000                     0
Capital leases                                     85,000               202,000
                                              -----------           -----------
                                                3,521,000               202,000
Less- Current portion                            (540,000)             (113,000)
                                              -----------           -----------
                                              $ 2,981,000           $    89,000
                                              ===========           ===========

       Maturities of long-term debt as of September 30, 1998 are as follows-

                    Year Ending
                   September 30
                   ------------
                       1999                                     $  540,000
                       2000                                        535,000
                       2001                                      2,446,000
                                                                ----------
                                                                $3,521,000
                                                                ==========

(5)  ACCRUED EXPENSES AND
     OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities at September 30, 1998 and 1997 consist of the following-

                                                       1998              1997
                                                    ----------        ----------
Payroll and payroll taxes                           $2,415,000        $2,271,000
Worker's compensation insurance                        403,000         1,321,000
Legal                                                        0           134,000
Other                                                  643,000           412,000
                                                    ----------        ----------
                                                    $3,461,000        $4,138,000
                                                    ==========        ==========


(6)  COMMITMENTS AND CONTINGENCIES:

       LEASES-

         Minimum payments under noncancellable lease obligations at September 30, 1998 are as follows-

                    Year Ending
                   September 30
                   ------------
                       1999                                       $  572,000
                       2000                                          434,000
                       2001                                          353,000
                       2002                                          308,000
                       2003                                          320,000
                    Thereafter                                     1,281,000
                                                                  ----------
                                                                  $3,268,000
                                                                  ==========

         Rent expense under all operating leases was $630,000 in 1998, $537,000 in 1997 and $627,000 in 1996.


         WORKERS' COMPENSATION POLICY-

         In connection with the Company's former workers' compensation insurance policy which expired on April 1, 1997, the insurance company developed reserve factors on each claim that may or may not materialize after the claim is fully investigated. Generally Accepted Accounting Principles require that all incurred, but not paid claims, as well as an estimate for claims incurred, but not reported ("IBNR"), be accrued on the balance sheet as a current liability, although a portion of the claims may not be paid in the following 12 months. As of September 30, 1997, this accrual amounted to $818,000. In September 1998, the Company negotiated and settled with Liberty Mutual Insurance Company its liability on all workers' compensation claims incurred during the three year period 1995, 1996 and 1997. In return for terminating all future exposure under the Liberty Mutual workers' compensation policy, the Company agreed to make a one-time payment of approximately $919,000. The settlement was funded by allocating $738,000 of the Company's restricted cash, which had been used to collateralize a portion of the letter of credit to Liberty Mutual and by internal funds of $181,000. On April 1, 1997, the Company entered into a workers' compensation policy with a new carrier. Under the terms of the new workers' compensation insurance program the Company is required to fund the anticipated loss reserves on a current basis. During the twelve months ended September 30, 1998 and 1997, the Company recognized approximately $774,000 and $868,000, respectively, as its share of premiums collected from customers covered by these policies in excess of claims and fees paid by the Company.

       LEGAL PROCEEDINGS-

         In October 1995, the Company entered into a note and finance agreement with LNB Investment Corporation ("LNB") providing for the loan to the Company of up to $3,000,000. The loan was for a term of 15 months and was to be secured by shares of the Company's common stock having a market value of no less than four times the outstanding balance of the loan. LNB agreed not to sell or otherwise liquidate the shares unless the Company were to default under the loan agreement and failed to cure such default after notice. A maximum of 7,500,000 shares were pledged as collateral.

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

         In March 1996, the Company commenced action against LNB, Donaldson, Lufkin & Jenrette Securities Corporation and other individuals to recover damages on account of the wrongful sale of the Company's common stock. On July 2, 1997, the Company settled the action. Without admitting or denying the allegations in the complaint, the defendants agreed to pay $676,000 of which $426,000 ($202,000, net of expenses) has been paid with the balance of $250,000 to be paid by LNB on or before August 4, 1997. The payment was not made by LNB as of December 28, 1998 and as a result, the Company has commenced collection proceedings. The subsequent payment is secured by a confession of judgment and a mortgage in the amount of $625,000. The payments under the settlement agreement are in addition to $229,000 previously received from LNB bringing the total recovered to approximately $905,000, assuming LNB complies with the terms of the settlement and remits the last payment of $250,000. The agreement also provides that upon payment of all sums due under the settlement agreement, LNB shall be deemed to have made full restitution to the Company for the claims alleged in the action.

         The Company's subsidiary, DSI Staff Connxions-Southwest, Inc., is the defendant in a lawsuit whereby a former leased employee of a client obtained a judgment against the Company during August, 1998 in the amount of $315,000 including interest. The judgment includes approximately $115,000 in compensatory damages and $200,000 in punitive damages. The Company has posted a bond for the full amount of the judgment and is appealing the judgment. Management of the Company, after consultation with counsel, believes that there is no basis for the awarding of punitive damages, and that the award of compensatory damages was based on insufficient evidence. Although there can be no assurances the Company will be successful in prosecuting the appeal, the management of the Company, after consultation with counsel, believes it will obtain a reversal of the judgment. If the Company is not successful with the appeal, the Company would record expense of $315,000.

         The Company is also a defendant in a lawsuit which is currently pending in the Superior Court of New Jersey. This action was brought by a competitor of the Company in connection with the transfer of several former clients of the competitor to the Company. The Company has denied the material allegations of the complaint. Discovery in the case is in the preliminary stages. The plaintiffs have submitted a calculation of damages of $300,000 for the claims identified in the lawsuit which includes damages for clients which never became clients of the Company. Although there can be no assurances the Company will be successful in defending the claim, management of the Company, after consultation with counsel, believes it has meritorious defenses against the claim.

         At September 30, 1998 the Company is involved in various other legal proceedings incurred in the normal course of business. In the opinion of management and its counsel, none of these proceedings would have a material effect, if adversely decided, on the consolidated financial position or results of operations of the Company.

(7)    SHAREHOLDERS' EQUITY:

         PRIVATE PLACEMENTS-

           In November, 1995, the Company issued in a private placement 500 Shares of $.10 par value Series B Convertible Preferred Stock. Holders of the preferred stock were entitled to dividends of $60 per annum, payable semiannually and had the right to convert up to 50% of their shares at any time after 41 days from the date of issuance of the Series B Preferred Stock and 100% after 60 days after issuance into the Company's common stock. In January 1996, holders of the Company's preferred stock exercised their conversion privilege and received 421,792 shares of the Company's common stock. The Company realized net proceeds of $437,000 from the proceeds of this offering.

           Additionally, during 1996 the Company raised an additional $4,091,000, net of expenses through a private placement of 1,882,408 shares of its common stock. The proceeds from these offerings were used in part to pay down the balance on Subordinated Bridge Notes, collateralize letters of credit issued to secure the Company's workers' compensation program and for working capital needs.

           On December 1, 1997, as a requirement of the extension of its bank line of credit, the Company raised $250,000. These funds were an equity investment provided by its directors, a former director and executive officers.

       STOCK WARRANTS-

         The following is a summary of the outstanding warrants to purchase the Company's common stock at September 30, 1998 as a result of various debt and equity offerings that have occurred since the Company's inception:

                                                               Number of Shares of
Exercise Period     Exercise Period     Exercise Price Per         Common Stock
     From                 To               Common Share              Reserved
---------------     ---------------     ------------------     -------------------
October 1991         October 2001                  0.75             100,000
November 1993        November 1998                 1.19               5,000
January 1995         January 2000                  1.90              64,350
April 1995           April 2000                    2.50               5,000
October 1995         October 2000                  2.25              25,000
December 1995        December 2000                 1.56               5,000
June 1996            June 2001                     2.70             219,879
February 1998        February 2003                 2.06              25,000

                                                                    -------
                                                                    449,229
                                                                    =======

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

         The Non-Executive Director Stock Option Plan (the "Director Plan"), provides for the issuance of options for the purchase of up to 500,000 shares of common stock. Eligible participants are directors of the Company who are not employees of the Company and non-employee directors of any advisory board established by the Company. Under the terms of the Director Plan, the exercise price of options granted will equal 100% of the fair market value of the common stock at the date the options are granted. Options will be granted to eligible participants as follows: 5,000 upon becoming non-executive directors and 5,000 each September 1, commencing September 1, 1990 provided such person had been eligible for the preceding 12 months. Directors of advisory boards will receive on each September 1 an option to purchase 10,000 shares of common stock, providing such director has served as a director of the advisory board for the previous 12 month period. The term of each option commences on the date it is granted and expires five years from grant date unless terminated sooner as provided in the Director Plan. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

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

         The following tables summarizes the activity in the Company's stock option plans for the years ended September 30, 1998, 1997 and 1996:

                                                             WEIGHTED       WEIGHTED
                                               NUMBER         AVERAGE       AVERAGE
                                                 OF          EXERCISE         FAIR
                                               SHARES          PRICE         VALUE
Options outstanding, September 30, 1995      1,708,464         $1.55

                                Granted        512,750         $4.63         $2.40

                              Exercised      (794,157)         $1.06

                               Canceled      (129,709)         $2.52

Options outstanding, September 30, 1996      1,297,348         $2.73

                                Granted        105,000         $1.88         $1.12

                              Exercised      (204,471)         $1.79

                               Canceled      (353,502)         $3.41

Options outstanding, September 30, 1997        844,375         $2.72

                                Granted        260,000         $1.95         $1.05

                              Exercised             --            --

                               Canceled       (98,250)         $2.79
                                             ---------         -----

Options outstanding, September 30, 1998      1,006,125         $2.52
                                             =========         =====


                                   WEIGHTED      WEIGHTED                     WEIGHTED
    RANGE OF         NUMBER        AVERAGE        AVERAGE        NUMBER        AVERAGE
    EXERCISE       OUTSTANDING    REMAINING      EXERCISE     EXERCISABLE     EXERCISE
     PRICES        AT 9/30/98        LIFE          PRICE       AT 9/30/98       PRICE
    --------       -----------    ---------      --------     -----------     --------
  $0.75 - 1.25        121,125        0.1          $1.12         121,125        $1.12
  $1.56 - 2.51        332,000        4.2          $1.94         214,000        $1.93
  $2.44 - 4.00        525,000        2.0          $3.07         405,000        $2.95
  $4.44 - 6.50         28,000        5.2          $5.04          28,000        $5.04


         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective October 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for options granted subsequent to October 1, 1996; dividend yield of 0%, risk-free interest rate of 5.73%, 6.31% and 6.64% in 1998, 1997 and 1996, and expected option life of 4 years. Expected volatility was assumed to be 64%, 73% and 78% in 1998, 1997 and 1996, respectively.

         As permitted by SFAS 123, the Company has chosen to continue to account for its employee stock-based compensation at their intrinsic value in accordance with Accounting Principle Board Opinion No. 25. Accordingly no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

(Thousands of dollars except per share amounts)        1998        1997        1996
                                                     -------     -------     -------
Net income (loss) as reported                        $ 2,703     $(2,832)    $  (597)
Estimated fair value of option grants, net of tax        (82)        (76)       (788)
                                                     -------     -------     -------
Net income (loss) adjusted                           $ 2,621     $(2,908)    $(1,385)
                                                     -------     -------     -------

Adjusted net earnings (loss) per share               $  0.14     $ (0.15)    $ (0.08)
                                                     =======     =======     =======

(8)    SUBSEQUENT EVENT:

         Effective as of October 29, 1998, the Company entered into two separate agreements entitled Plan and Agreement of Merger and Reorganization, dated as of October 29, 1998, with the TeamStaff Companies and the shareholders owning all of the shares of the TeamStaff Companies. On December 17, 1998, the Company held a Special Meeting of Shareholders in Somerset, New Jersey at which meeting the acquisition of the TeamStaff Companies was approved by the Company's shareholders. The acquisition is expected to be consummated in January, 1999 following receipt of financing from the Company's primary lender, FINOVA in the amount of upwards to $4,500,000. Pursuant to the terms of the acquisition, the Company will issue 8,233,334 million shares of its common stock in exchange for all of the common stock of the TeamStaff Companies and $3.1 million in cash for all the preferred stock and for payment of outstanding debt. The acquisition will be accounted for utilizing the purchase method of accounting. The revenue and net loss of the TeamStaff Companies for the twelve months ended December 31, 1997 were $105,246,000 and $352,000, respectively.

                                                                      SCHEDULE I




                    DIGITAL SOLUTIONS, INC. AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS


              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                (c)
                                              Additions
                                             Charged to
                                 (b)          (reversed          (d)             (e)
                               Balance       from) Costs     Deductions -      Balance
                             at Beginning       and           Net Write-      at End of
       (a) Description         of Year        Expenses           Offs            Year
       ---------------       ------------    -----------     ------------     ---------
Allowance for doubtful
accounts, year ended-
     September 30, 1998       $   862,000    $  (247,000)    $  (331,000)    $   284,000
                              ===========    ===========     ===========     ===========

     September 30, 1997       $   339,000    $ 1,120,000     $  (597,000)    $   862,000
                              ===========    ===========     ===========     ===========

     September 30, 1996       $   150,000    $   462,000     $  (273,000)    $   339,000
                              ===========    ===========     ===========     ===========