Form 10-Q
period 1998-12-31
TEAMSTAFF INC
filed 1999-02-16
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1998

                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                           Commission File No. 0-18492

                                 TEAMSTAFF, INC.
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

DIGITAL SOLUTIONS, INC.
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X              No

27,617,241 shares of Common Stock, par value $.001 per share, were outstanding as of February 8, 1999.

                                    1 of 16

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                December 31, 1998


                                Table of Contents

                                                                                        Page No.
                                                                                        --------
Part I - Financial Information

Item 1.           Consolidated Balance Sheets as of
                  December 31, 1998 (Unaudited) and
                  September 30, 1998                                                        3

                  Consolidated Statements of
                  Income for the three months ended
                  December 31, 1998 and 1997 (Unaudited)                                    5

                  Consolidated Statements of Cash Flows for the
                  three months ended December 31, 1998 and 1997
                  (Unaudited)                                                               6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                               7

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations                             11


Part II - Other Information

Item 1.           Legal Proceedings                                                         14

Item 5.           Other Information                                                         16

Item 6.           Exhibits and Reports on Form 8-K                                          17

Signatures                                                                                  18

                                    2 of 16

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         DECEMBER 31,         SEPTEMBER 30,
                                                            1998                 1998
                                                            ----                 ----
                                                         (unaudited)
ASSETS

CURRENT ASSETS
      Cash                                               $ 1,300,000          $ 1,530,000
      Restricted Cash                                        350,000                 --
      Accounts receivable, net of allowance                7,139,000            6,891,000
      Other current assets                                   741,000              691,000
                                                         -----------          -----------
           Total current assets                            9,530,000            9,112,000

EQUIPMENT AND IMPROVEMENTS

      Equipment                                            3,359,000            3,336,000
      Leasehold improvements                                  47,000               47,000
                                                         -----------          -----------
                                                           3,406,000            3,383,000

      Accumulated depreciation and amortization            2,682,000            2,591,000
                                                         -----------          -----------
                                                             724,000              792,000

DEFERRED TAX ASSET                                         1,570,000            1,782,000

GOODWILL, net of amortization                              4,035,000            4,096,000

OTHER ASSETS                                               1,008,000              866,000
                                                         -----------          -----------
      TOTAL ASSETS                                       $16,867,000          $16,648,000
                                                         ===========          ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 31,            SEPTEMBER 30,
                                                                               1998                    1998
                                                                               ----                    ----
                                                                            (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Current portion of long-term debt                                     $    538,000           $    540,000
      Accounts payable                                                         2,132,000              1,792,000
      Accrued expenses and other current liabilities                           3,333,000              3,461,000
                                                                            ------------           ------------
           Total current liabilities                                           6,003,000              5,793,000

LONG-TERM DEBT                                                                 2,613,000              2,981,000
                                                                            ------------           ------------
           Total Liabilities                                                   8,616,000              8,774,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Common Stock, $.001 par value; authorized 40,000,000 shares;
           issued and outstanding 19,383,833 at December 31, 1998
           and 19,356,833 at September 30, 1998                                   19,000                 19,000
      Additional paid-in capital                                              13,734,000             13,692,000
      Accumulated deficit                                                     (5,502,000)            (5,837,000)
                                                                            ------------           ------------
           Total shareholders' equity                                          8,251,000              7,874,000
                                                                            ------------           ------------
      TOTAL LIABILITIES AND EQUITY                                          $ 16,867,000           $ 16,648,000
                                                                            ============           ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                          FOR THE THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                          ---------------------------
                                                          1998                   1997
                                                          ----                   ----
REVENUES                                              $ 39,699,000           $ 33,662,000

DIRECT EXPENSES                                         36,705,000             31,060,000
                                                      ------------           ------------
                   Gross profit                          2,994,000              2,602,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             2,150,000              1,857,000

DEPRECIATION AND AMORTIZATION                              176,000                169,000
                                                      ------------           ------------
                   Income from operations                  668,000                576,000
                                                      ------------           ------------
OTHER INCOME (EXPENSE)
                   Interest and other income               104,000                 12,000
                   Interest expense                       (166,000)               (88,000)
                                                      ------------           ------------
                                                           (62,000)               (76,000)
                                                      ------------           ------------

                        Income before tax                  606,000                500,000

INCOME TAX EXPENSE                                        (271,000)                  --
                                                      ------------           ------------
NET INCOME                                            $    335,000           $    500,000
                                                      ============           ============

BASIC EARNINGS PER COMMON SHARE                       $       0.02           $       0.03
                                                      ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     19,363,511             19,194,409
                                                      ============           ============

DILUTED EARNINGS PER COMMON SHARE                     $       0.02           $       0.03
                                                      ============           ============

DILUTED SHARES OUTSTANDING                              19,518,235             19,458,078
                                                      ============           ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                     FOR THE THREE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                    ---------------------------
                                                                                    1998                   1997
                                                                                    ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                  $   335,000           $   500,000
     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation and amortization                                                176,000               169,000
        Provision for doubtful accounts                                               49,000                14,000
        Deferred income taxes                                                        212,000                  --

     Changes in operating assets and liabilities:
        Increase (decrease) in accounts receivable                                  (297,000)              169,000
        Increase in other assets                                                    (216,000)              (32,000)
        Increase (decrease) in accounts payable, accrued expenses and
          other current liabilities                                                  212,000              (977,000)
        Increase in restricted cash                                                 (350,000)                 --
                                                                                 -----------           -----------
                    Net cash provided by (used in) operating activities              121,000              (157,000)
                                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment and improvements                                          (23,000)              (85,000)
                                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments on long term debt                                                   (125,000)                 --
     Repayments on revolving line of credit                                         (233,000)             (130,000)
     Payments under capital lease obligations                                        (12,000)              (34,000)
     Proceeds from issuance of common stock and
          exercise of common stock options and warrants - net                         42,000               250,000
                                                                                 -----------           -----------

                    Net cash provided by (used in) financing activities             (328,000)               86,000
                                                                                 -----------           -----------

     Net decrease in cash                                                           (230,000)             (156,000)

CASH AT BEGINNING OF PERIOD                                                        1,530,000               841,000
                                                                                 -----------           -----------

CASH AT END OF PERIOD                                                            $ 1,300,000           $   685,000
                                                                                 ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest                                    $    89,000           $    82,000
                                                                                 ===========           ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) ORGANIZATION AND BUSINESS

TeamStaff, Inc., formerly Digital Solutions, Inc. (the "Company"), a New Jersey Corporation, with its subsidiaries, provides a broad spectrum of human resource services including professional employer services, payroll processing, human resource administration and placement of temporary and permanent employees. The Company has regional offices in Somerset, New Jersey; Houston, Texas; and Clearwater, Florida and sales service centers in New York, New York; El Paso and Houston, Texas; Clearwater, Florida; and Somerset, New Jersey.

The Company changed its name from Digital Solutions, Inc. to TeamStaff, Inc. on February 10, 1999. Effective January 25, 1999, the Company acquired the ten entities operating under the trade name, The Teamstaff Companies. The financial data and discussion contained in this Form 10-Q do not reflect the acquisition as it occurred after the end of the quarter.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION-

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

The accompanying consolidated financial statements include those of TeamStaff Inc., a New Jersey Corporation and its wholly-owned subsidiaries; DSI Contract Staffing, DSI Staff ConnXions - Northeast, Inc., DSI Staff ConnXions - Southwest, Inc., and DSI Staff Rx, Inc. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

In accordance with SFAS 128, the following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                                                 Three Months Ended December 31,
                                                                   1998                 1997
                                                                   ----                 ----
          Numerator:
            Net income                                          $   335,000          $   500,000
                                                                -----------          -----------

          Denominator:
            Weighted average number of common shares
              Outstanding - Basic                                19,363,511           19,194,409
            Incremental shares for assumed conversions
              of stock options/warrants                             154,724              263,669
                                                                -----------          -----------

            Weighted average number of common and
              Equivalent shares outstanding-Diluted              19,518,235           19,458,078
                                                                -----------          -----------

          Earnings per share - Basic                            $      0.02          $      0.03
          Earnings per share - Diluted                          $      0.02          $      0.03


         Stock options and warrants outstanding at December 31, 1998 to purchase 946,229 shares of common stock were not included in the computation of Diluted EPS as they were antidilutive.

                                    8 of 16

(3)  INCOME TAXES:

     At December 31, 1998, the Company had available operating loss carryforwards of approximately $6,000,000 to reduce future periods' taxable income. The carryforwards expire in various years beginning in 2004 and extending through 2012.

     The Company has recorded a $1,950,000 and a $760,000 deferred tax asset at December 31, 1998 and 1997, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of a portion of its net operating losses as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset as a result of recent business developments, its ability to meet its operating plan as well as the resolution of significant past problems which had adversely affected the Company in prior years.

     As of December 31, 1998 other current assets included $380,000 related to the deferred tax asset.

(4)  DEBT:

     On April 29, 1998, the Company was successful in replacing the former credit facility with a new long-term credit facility from FINOVA Capital Corporation totaling $4,500,000. Substantially all assets of the Company secure the credit facility. The facility includes a three-year loan for $2,500,000, with a five year amortization, at prime + 3% (10.75% as of December 31, 1998) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime + 1% (8.75% as of December 31, 1998). The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary date of the loan. Taking these fees into consideration, and assuming the Company continuously fully utilizes the revolver, the effective rate of interest on the total borrowings is approximately 16.1%. The credit facility is subject to certain covenants including but not limited to a minimum current ratio, debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined.

     The Company received an increase of its present lending facility from FINOVA Capital Corporation in order to fund the TeamStaff acquisition. The facility is comprised of (i) a three-year term loan, with a five year amortization, and a balloon payment at the end of three years, in the amount of $2,500,000; (ii) a one year bridge loan in the amount of $750,000 and (iii) an increase in the Company's revolving line of credit from $2,000,000 to $2,500,000. The term loan bears an interest rate of prime + 3%, the bridge loan bears a interest rate of prime + 1%. In addition, the Company will incur "success" fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan.


(5)    COMMITMENTS AND CONTINGENCIES:

       In September 1998, the Company negotiated and settled with Liberty Mutual Insurance Company its liability on all workers' compensation claims incurred during the three year period 1995, 1996 and 1997. In return for terminating all future exposure under the Liberty Mutual workers' compensation policy, the Company agreed to make a one-time payment of approximately $919,000. The settlement was funded by allocating $738,000 of the Company's restricted cash, which had been used to collateralize a portion of the letter of credit to Liberty Mutual and by internal funds of $181,000. On April 1, 1997, the Company entered into a workers' compensation policy with a new carrier. Under the terms of the new workers' compensation insurance program the Company is required to fund the

                                    9 of 16
       anticipated loss reserves on a current basis. During the three months ended December 31, 1998 and 1997, the Company recognized approximately $214,000 and $190,000, respectively, as its share of premiums collected from customers covered by these policies in excess of claims and fees paid by the Company.


(6)  SUBSEQUENT EVENT

       The Company changed its name from Digital Solutions, Inc, to Teamstaff, Inc. on February 10, 1999. Effective January 25, 1999, the Company acquired the ten entities operating under the trade name, The Teamstaff Companies. The financial data and discussions contained in this Form 10-Q do not reflect the acquisition as it occurred after the end of the quarter.

                                    10 of 16

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with the Company's risks of current as well as future acquisitions, effects of competition and technological changes and dependence upon key personnel.

         The Company's revenues for the three months ended December 31, 1998 and 1997 were $39,699,000 and $33,662,000, respectively, which represents an increase of $6,037,000 or 17.9%. This increase was due entirely to increased sales through the efforts of the Company's internal sales force.

         Direct expenses were $36,705,000 for the three months ended December 31, 1998 and $31,060,000 for the comparable period last year, representing an increase of $5,645,000 or 18.2%. This increase represents the corresponding higher costs associated with higher revenues. As a percentage of revenue, direct expenses for the three months ended December 31, 1998 and 1997 were 92.5% and 92.3%.

         Gross profits were $2,994,000 and $2,602,000 for the quarters ended December 31, 1998 and 1997, respectively, or an increase of $392,000 or 15.1%. Gross profits, as a percentage of revenue, were 7.5% and 7.7% for the quarters ended December 31, 1998 and 1997, respectively.

         Selling, general and administrative "SG&A" costs for the quarters ended December 31, 1998 and 1997 were $2,150,000 and $1,857,000, respectively, representing an increase of $293,000 or 15.8%. This increase is partially attributed to the additional employee costs necessary to generate the increased level of revenue and also to the increased commission expense associated with rise in sales. Also included in the increase in SG&A are the costs of additional office equipment leases and supplies necessary to support the increase in business and to facilitate the corporate move.

                                    11 of 16

         Depreciation and amortization for the quarters ended December 31, 1998 and 1997 increased to $176,000 from $169,000, respectively, or $7,000. The increase is reflective of the slight increase in depreciable assets.

           Interest expense for the quarter ended December 31, 1998 increased $78,000 to $166,000 from $88,000 in the corresponding period in 1997 due to an increase in debt financing and an increase in the effective borrowing rate associated with the Company's new financing arrangements effective in April, 1998.

           Income taxes for the quarter ended December 31, 1998 reflected a tax expense of $271,000 versus $0 in the same quarter last year. For the three months ended December 31, 1998, the company decreased its valuation allowance by $271,000 to offset the income tax provision.

          Net income for the quarter ended December 31, 1998 was $335,000 versus a net income of $500,000 for the similar period in 1997. This decrease in net income of $165,000 reflects a tax expense of $271,000 as compared to no tax in the similar period of 1997. The net income before tax increased $106,000 from $500,000 to $606,000 due to the increase in the Company's revenues in all divisions.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities improved in the first quarter of 1999 to $122,000, from net cash used of ($157,000) in the same period of fiscal 1998. The increase in cash flow from operations is attributable to the continued earnings improvement of the Company. The net cash used in financing activities increased in the quarter ended December 31, 1998, compared to the quarter ended December 31, 1997 due to the increase in required payments on the current line of credit as discussed below. Cash outflow for the purchases of equipment and improvements was $23,000 in the three months ended December 31, 1998 compared to $85,000 in the three months ended December 31, 1997. The decrease is related to the timing of capital projects during the quarters. Capital expenditures have been relatively stable over the last three fiscal years. At December 31, 1998, the Company had cash of $1,300,000, restricted cash of $350,000 and accounts receivable of $7,139,000.

         On April 29, 1998, the Company was successful in replacing the former credit facility with a new long-term credit facility from FINOVA Capital Corporation totaling $4.5 million. The credit facility includes a three-year loan for $2.5 million, with a five-year amortization, at prime + 3% (10.75% at December 31, 1998) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime + 1% (8.75% at December 31, 1998). The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary date of the loan beginning in April, 1999. Taking these fees into consideration and assuming the Company continuously fully utilizes the revolver, the effective rate of interest on the total borrowings is approximately 16.1%.

         The Company received an increase of its present lending facility from FINOVA Capital Corporation in order to fund the TeamStaff acquisition. The facility is comprised of (i) a three-year term loan, with a five year amortization, and a balloon payment at the end of three years, in the amount of $2,500,000; (ii) a one year bridge loan in the amount of $750,000 and (iii) an increase in the Company's revolving line of credit from $2,000,000 to $2,500,000. The term loan bears an interest rate of prime + 3%, the bridge loan bears a interest rate of prime + 1%. In addition, the Company will incur "success" fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan.

         Management of the Company believes that its existing cash and available borrowing capacity will be sufficient to support cash needs through September 30, 1999.

         Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices to respond to inflation and changing prices.

                                    12 of 16

YEAR 2000 ISSUE

           The year 2000 issue is the programming of computer systems to recognize the values "00" in a date field as the year 2000 and not the year 1900. The Company began steps in 1997 to reasonably ensure that the software it utilizes will be year 2000 compliant. The Company has evaluated the Year 2000 readiness of the hardware and software products used by the Company. The Company's assessment covered the following phases: (1) identification of all Products, IT Systems, and non-IT Systems, such as building security and voice mail; (2) assessment of repair or replacement requirements; (3) testing and (4) implementation. The assessment and the first phases of testing and implementation were completed in fiscal 1998, and based on this, the Company believes that, with some modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems. The replacement, final testing and implementation will be complete in February of 1999. The costs of these modifications are not expected to have a material impact on the Company's financial position. However, the assessment of whether a complete system or device will operate correctly depends in large part on the Year 2000 compliance of the product or system's other components, many of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that such software is Year 2000 compliant. Further, the Company relies on various vendors, utility companies, telecommunication service companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer Year 2000 business disruption, which could impact the Company's financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in interim financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 131 to have a material effect on reported results.

            In March, the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Maintained for Internal Use." SOP 98-1 provides guidance on the treatment of costs related to internal use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, at which time the Company will adopt the provisions. The Company does not expect SOP 98-1 to have a material effect on reported results.

           In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Startup Activities". SOP 98-5 provides guidance on the financial reporting of startup costs and organization costs and requires that the cost of startup activities and organization costs be

                                    13 of 16
expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, at which time the Company will adopt the provisions. The Company does not expect SOP 98-5 to have a material effect on reported results.


PART II

OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company's subsidiary, DSI Staff Connxions-Southwest, Inc., is the defendant in a suit (Frederico Farias v. Thomson Consumer Electronics and DSI Staff Connxions-Southwest, Inc.; 327th Judicial District Case No. 96-3036; District Court of El Paso County, Texas) whereby a former leased employee of a client obtained a judgment against the Company during August, 1998 in the amount of $315,000 including interest. The judgment includes approximately $115,000 in compensatory damages and $200,000 in punitive damages. The Company has posted a bond for the full amount of the judgment and is appealing the judgment. Management of the Company, after consultation with counsel, believes that there is no basis for the awarding of punitive damages, and that the award of compensatory damages was based on insufficient evidence. Although there can be no assurances the Company will be successful in prosecuting the appeal, the management of the Company, after consultation with counsel, believes it will obtain a reversal of the judgment. If the Company is not successful with the appeal, the Company would record expense of $315,000.

         The Company is also a defendant in a lawsuit (ASI Group, Inc. and Terri Munkirs v. Digital Solutions, Inc., George Eklund and Miriam H. Silverman; Superior Court of New Jersey, Law Division, Middlesex County, Docket No. 8906-97) which is currently pending in the Superior Court of New Jersey. This action was brought by a competitor of the Company in connection with the transfer of several former clients of the competitor to the Company. The Company has denied the material allegations of the complaint. Discovery in the case is in the preliminary stages. The plaintiffs have submitted a calculation of damages of $300,000 for the claims identified in the lawsuit which includes damages for clients which never became clients of the Company. Although there can be no assurances the Company will be successful in defending the claim, management of the Company, after consultation with counsel, believes it has meritorious defenses against the claim.

         The Company is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on the Company.

ITEM 5. OTHER INFORMATION

         Effective January 14, 1999, George Eklund resigned as a Director of the Company due to personal reasons.

                                    14 of 16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Amendment to amended and restated certificate of incorporation

(b)      Reports on Form 8-K

         Date of Report           Item Reported

         12/24/98                 Item 2 - Acquisition or Disposition of Assets

         11/10/98                 Item 5 - Other Events

                                    15 of 16

                                   SIGNATURES




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                TEAMSTAFF, INC.
                                                (Registrant)



                                                 /s/ Donald W. Kappauf
                                                -------------------------------
                                                Donald W. Kappauf
                                                Chief Executive Officer



                                                /s/ Donald T. Kelly
                                                -------------------------------
                                                Donald T. Kelly
                                                Chief Financial Officer

Date: February 9, 1999

                                    16 of 16