Form 10-Q
period 1999-03-31
TEAMSTAFF INC
filed 1999-05-21
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________


                           Commission File No. 0-18492

                                 TEAMSTAFF, INC.
             (Exact name of registrant as specified in its charter)

       New Jersey                                               22-1899798
--------------------------------------------------------------------------------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

300 Atrium Drive, Somerset, NJ                                    08873
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (732)748-1700

DIGITAL SOLUTIONS, INC.
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  [X]   No  [ ]

27,930,160 shares of Common Stock, par value $.001 per share, were outstanding as of May 18, 1999.


                                    1 of 18

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                 March 31, 1999

                                Table of Contents

Part I - Financial Information                                    Page No.
------------------------------                                    --------
Item 1.     Consolidated Balance Sheets as of
            March 31, 1999 (Unaudited) and
            September 30, 1998                                        3

            Consolidated Statements of
            Income for the three months ended
            March 31, 1999 and 1998 (Unaudited)                       5

            Consolidated Statements of
            Income for the six months ended
            March 31, 1999 and 1998 (Unaudited)                       6

            Consolidated Statements of Cash Flows for the
            six months ended March 31, 1999 and 1998
            (Unaudited)                                               7

            Notes to Consolidated Financial Statements
            (Unaudited)                                               8

Item 2.     Management's discussion and analysis of
            financial condition and results of operations            12

Part II - Other Information
---------------------------

Item 1.     Legal Proceedings                                        15

Item 5.     Other Information                                        17

Item 6.     Exhibits and Reports on Form 8-K                         17

Signatures                                                           18


                                    2 of 18

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,        SEPTEMBER 30,
                                                                             1999               1998
                                                                          -----------        -----------
                                                                           (unaudited)
ASSETS

CURRENT ASSETS

    Cash                                                                  $ 2,088,000        $ 1,530,000
    Restricted Cash                                                           350,000                 --
    Accounts receivable, net of allowance of $384,000 and $284,000
       in 1999 and 1998, respectively                                       9,282,000          6,891,000
    Other current assets                                                    1,584,000            691,000
                                                                          -----------        -----------
         Total current assets                                              13,304,000          9,112,000

EQUIPMENT AND IMPROVEMENTS

    Equipment                                                               3,938,000          3,336,000
    Leasehold improvements                                                     71,000             47,000
                                                                          -----------        -----------
                                                                            4,009,000          3,383,000

    Accumulated depreciation and amortization                               3,160,000          2,591,000
                                                                          -----------        -----------
                                                                              849,000            792,000

DEFERRED TAX ASSET                                                          1,264,000          1,782,000

GOODWILL, net of amortization of $1,303,000 and $1,082,000
       in 1999 and 1998, respectively                                      17,186,000          4,096,000

OTHER ASSETS                                                                  685,000            866,000
                                                                          -----------        -----------

    TOTAL ASSETS                                                          $33,288,000        $16,648,000
                                                                          ===========        ===========


   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,         SEPTEMBER 30,
                                                                            1999                 1998
                                                                        ------------         ------------
                                                                         (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                                   $  1,788,000         $    540,000
    Accounts payable                                                       2,458,000            1,792,000
    Accrued payroll                                                        4,444,000            2,258,000
    Accrued expenses and other current liabilities                         3,737,000            1,203,000
                                                                        ------------         ------------
         Total current liabilities                                        12,427,000            5,793,000

LONG-TERM DEBT                                                             4,772,000            2,981,000

                                                                        ------------         ------------
         Total Liabilities                                                17,199,000            8,774,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common Stock, $.001 par value; authorized 40,000,000 shares;
         issued and outstanding 27,930,160 at March 31, 1999
         and 19,356,833 at September 30, 1998                                 28,000               19,000
    Additional paid-in capital                                            21,036,000           13,692,000
    Accumulated deficit                                                   (4,975,000)          (5,837,000)
                                                                        ------------         ------------
         Total shareholders' equity                                       16,089,000            7,874,000
                                                                        ------------         ------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 33,288,000         $ 16,648,000
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

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                    ---------------------------------
                                                        1999                 1998
                                                    ------------         ------------
REVENUES                                            $ 55,248,000         $ 32,575,000

DIRECT EXPENSES                                       51,638,000           30,346,000
                                                    ------------         ------------

          Gross profit                                 3,610,000            2,229,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           2,868,000            1,761,000

DEPRECIATION AND AMORTIZATION                            295,000              170,000
                                                    ------------         ------------

          Income from operations                         447,000              298,000
                                                    ------------         ------------

OTHER INCOME (EXPENSE)
          Interest and other income                      101,000               11,000
          Interest expense                              (297,000)            (105,000)
                                                    ------------         ------------
                                                        (196,000)             (94,000)
                                                    ------------         ------------

               Income before tax                         251,000              204,000

INCOME TAX BENEFIT                                       276,000                   --
                                                    ------------         ------------

NET INCOME                                          $    527,000         $    204,000
                                                    ============         ============

BASIC EARNINGS PER COMMON SHARE                     $       0.02         $       0.01
                                                    ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   24,620,265           19,298,010
                                                    ============         ============

DILUTED EARNINGS PER COMMON SHARE                   $       0.02         $       0.01
                                                    ============         ============

DILUTED SHARES OUTSTANDING                            24,783,175           19,618,273
                                                    ============         ============


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          FOR THE SIX MONTHS
                                                               MARCH 31,
                                                    ---------------------------------
                                                       1999                 1998
                                                    ------------         ------------
REVENUES                                            $ 94,947,000         $ 66,237,000

DIRECT EXPENSES                                       88,343,000           61,406,000
                                                    ------------         ------------

          Gross profit                                 6,604,000            4,831,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           5,018,000            3,618,000

DEPRECIATION AND AMORTIZATION                            471,000              339,000
                                                    ------------         ------------
          Income from operations                       1,115,000              874,000
                                                    ------------         ------------

OTHER INCOME (EXPENSE)
          Interest and other income                      205,000               23,000
          Interest expense                              (463,000)            (193,000)
                                                    ------------         ------------
                                                        (258,000)            (170,000)
                                                    ------------         ------------

               Income before tax                         857,000              704,000

INCOME TAX BENEFIT                                         5,000                   --
                                                    ------------         ------------

NET INCOME                                          $    862,000         $    704,000
                                                    ============         ============

BASIC EARNINGS PER COMMON SHARE                     $       0.04         $       0.04
                                                    ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   21,958,982           19,234,889
                                                    ============         ============

DILUTED EARNINGS PER COMMON SHARE                   $       0.04         $       0.04
                                                    ============         ============

DILUTED SHARES OUTSTANDING                            22,117,982           19,572,183
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

                               TEAMSTAFF, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)

                                                                              FOR THE SIX MONTHS ENDED
                                                                                      MARCH 31,
                                                                           -------------------------------
                                                                               1999                1998
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $   862,000         $   704,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                            471,000             339,000
      Provision for doubtful accounts                                           96,000              35,000
      Deferred income taxes                                                   (110,000)                 --

   Changes in operating assets and liabilities:
      Increase in restricted cash                                             (350,000)                 --
      Decrease in accounts receivable                                          190,000             485,000
      Decrease (increase) in other current assets                              568,000            (173,000)
      Increase (decrease) in accounts payable, accrued expenses and
        other current liabilities                                               83,000            (754,000)
                                                                           -----------         -----------

          Net cash provided by operating activities                          1,810,000             636,000
                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of TeamStaff Companies                                       (4,282,000)                 --
   Purchase of equipment and improvements                                      (53,000)           (151,000)
                                                                           -----------         -----------

          Net cash used in investing activities                             (4,335,000)           (151,000)
                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings on long term debt                                2,500,000                  --
   Proceeds from revolving line of credit                                      765,000                  --
   Proceeds from borrowings on bridge loan                                     750,000                  --
   Repayments on long term debt                                               (291,000)                 --
   Repayments on revolving line of credit                                     (663,000)           (260,000)
   Payments under capital lease obligations                                    (21,000)            (72,000)
   Proceeds from issuance of common stock and
        exercise of common stock options and warrants                           43,000             250,000
                                                                           -----------         -----------

          Net cash provided by (used in) financing activities                3,083,000             (82,000)
                                                                           -----------         -----------

   Net increase in cash                                                        558,000             403,000

CASH AT BEGINNING OF PERIOD                                                  1,530,000             841,000
                                                                           -----------         -----------

CASH AT END OF PERIOD                                                      $ 2,088,000         $ 1,244,000
                                                                           ===========         ===========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                               $   237,000         $   181,000
                                                                           ===========         ===========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) ORGANIZATION AND BUSINESS

TeamStaff, Inc., formerly Digital Solutions, Inc. (the "Company"), a New Jersey Corporation, with its subsidiaries, provides a broad spectrum of human resource services including professional employer services, payroll processing, human resource administration and placement of temporary and permanent employees. The Company has regional offices in Somerset, New Jersey; Houston, Texas; and Tampa and Clearwater, Florida and sales service centers in New York, New York; El Paso and Houston, Texas; Tampa and Clearwater, Florida; and Somerset, New Jersey.

The Company changed its name from Digital Solutions, Inc, to TeamStaff, Inc. on February 10, 1999. Effective January 25, 1999, the Company acquired the ten entities operating under the trade name, The TeamStaff Companies. The financial data and discussions contained in this Form 10-Q reflect the acquisition for the period from January 25 to March 31, 1999.

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

The accompanying consolidated financial statements include those of TeamStaff Inc., a New Jersey Corporation and its wholly-owned subsidiaries; TeamStaff Solutions, Inc., DSI Staff ConnXions - Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Rx., Inc, TeamStaff I, Inc, TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance, Inc., TeamStaff VII, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc. and Employer Support Services, Inc. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant


                                    8 of 18
intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

In accordance with SFAS 128, the following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                                            Three Months Ended March 31,             Six Months Ended March 31,
                                                           ------------------------------        ------------------------------
                                                               1999               1998               1999               1998
                                                           -----------        -----------        -----------        -----------
Numerator:
  Net income                                               $   527,000        $   204,000        $   862,000        $   704,000

Denominator:
Weighted average number of common shares
   Outstanding-basic                                        24,620,265         19,298,010         21,958,982         19,234,889
Incremental shares for assumed conversions of stock
   options/warrants                                            162,910            320,263            159,000            337,294
                                                           -----------        -----------        -----------        -----------
Weighted average number of common and
   equivalent shares outstanding-Diluted                    24,783,175         19,618,273         22,117,982         19,572,183
                                                           -----------        -----------        -----------        -----------

Earnings per share-Basic                                   $      0.02        $      0.01        $      0.04        $      0.04
Earnings per share-Diluted                                 $      0.02        $      0.01        $      0.04        $      0.04


                                    9 of 18

Stock options and warrants outstanding at March 31, 1999 to purchase 1,042,879 shares of common stock were not included in the computation of Diluted EPS as they were antidilutive.

(3) INCOME TAXES:

At March 31, 1999, the Company had available operating loss carryforwards of approximately $5,100,000 to reduce future periods' taxable income. The carryforwards expire in various years beginning in 2004 and extending through 2012.

During the three months ended March 31, 1999, the Company reduced their entire valuation allowance resulting in the recognition of an income tax benefit of $276,000 for the period. The Company has recorded a $2,272,000 and a $760,000 deferred tax asset at March 31, 1999 and 1998, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of a portion of its net operating losses as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset as a result of recent business developments, its ability to meet its operating plan as well as the resolution of significant past problems which had adversely affected the Company in prior years. As of March 31, 1999 other current assets included $1,008,000 related to the deferred tax asset.

(4) DEBT:

On April 29, 1998, the Company was successful in replacing a former credit facility with a new long-term credit facility from FINOVA Capital Corporation totaling $4,500,000. Substantially all assets of the Company secure the credit facility. The facility includes a three-year loan for $2,500,000, with a five year amortization, and a balloon payment at the end of three years at prime plus 3% (10.75% as of March 31, 1999) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime plus 1% (8.75% as of March 31, 1999). The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary date of the loan. Taking these fees into consideration, and assuming the Company continuously fully utilizes the revolver, the effective rate of interest on the total borrowings is approximately 16.1%. The credit facility is subject to certain covenants including but not limited to a minimum current ratio, debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined.

The Company received an increase of its present lending facility from FINOVA Capital Corporation in order to fund the TeamStaff acquisition. The facility is comprised of (i) a three-year term loan, with a five year amortization, and a balloon payment at the end of three years, in the


                                    10 of 18
amount of $2,500,000; (ii) a one year bridge loan in the amount of $750,000 and
(iii) an increase in the Company's revolving line of credit from $2,000,000 to $2,500,000. The term loan bears an interest rate of prime plus 3 % (10.75% as of March 31, 1999), the bridge loan bears an interest rate of 12% at March 31, 1999. In addition, the Company will incur success fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the additional loan. The credit facility is subject to certain covenants including but not limited to a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined.

(5) ACQUISITION OF THE TEAMSTAFF COMPANIES

On January 25, 1999 TeamStaff, Inc., formerly Digital Solutions, Inc., completed the acquisition of the Teamstaff Companies through the issuance of 8,233,334 shares of TeamStaff, Inc. common stock and $3.2 million in cash for the preferred stock of the TeamStaff Companies and for the repayment of debt. TeamStaff, Inc. also incurred $1.3 million for certain legal, accounting and investment banking expenses. The acquisition has been accounted for under the purchase method and the results of the operations of the acquired companies have been included in the consolidated financial statements since the date of the acquisition. The purchase price is being allocated based on the estimated fair value at the date of the acquisition. The application of the purchase method of accounting resulted in approximately $13.3 million in excess of purchase price over net tangible assets acquired. Based on a preliminary analysis by TeamStaff, Inc. the excess of the purchase price over the net tangible assets acquired is expected to be allocated to goodwill and other intangible assets which will be amortized up to 25 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired companies as if the acquisition had occurred October 1, 1997.

                                    Six Months Ended March  31,
                                     1999                1998
                                 ------------        ------------
Net sales                        $129,538,000        $118,860,000

Net income                       $    688,000        $    774,000

Earnings per common share        $       0.03        $       0.04


                                    11 of 18

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

      The Company's revenues for the three months ended March 31, 1999 and 1998 were $55,248,000 and $32,575,000, respectively, which represents an increase of $22,673,000 or 69.6%. For the six months ended March 31, 1999 and 1998, the Company's revenues were $94,947,000 and $66,237,000, respectively, which represents an increase of $28,710,000 or 43.3%. Of this increase, 58% was due to the acquisition of the TeamStaff Companies with the balance due to internal growth.

      Direct expenses were $51,638,000 for the three months ended March 31, 1999 and $30,346,000 for the comparable period last year, representing an increase of $21,292,000 or 70.2%. As a percentage of revenue, direct expenses for the three months ended March 31, 1999 and 1998 were 93.5% and 93.2%. For the six months ended March 31, 1999 and 1998, direct expenses increased $26,937,000 or 43.9%, from $61,406,000 to $88,343,000, respectively. These increases represent the corresponding higher costs associated with higher revenues. As a percentage of revenue, direct expenses for the six months ended March 31, 1999 and 1998 were 93.0% and 92.7%.

      Gross profits were $3,610,000 and $2,229,000 for the quarters ended March 31, 1999 and 1998, respectively, an increase of $1,381,000 or 62.0%. Gross profits, as a percentage of revenue, were 6.5% and 6.8% for the quarters ended March 31, 1999 and 1998, respectively. Gross profits were $6,604,000 and $4,831,000 for the six months ended March 31, 1999 and 1998, respectively, representing an increase of $1,773,000 or 36.7%. Gross profits, as a percentage of revenue, were 7.0% and 7.3% for the six months ended March 31, 1999 and 1998.


                                    12 of 18

Although a substantial portion of our revenue growth occurred in the PEO line of business, the gross profit as a percentage of revenue declined only marginally because of improved performance and increases in the other business lines.

      Selling, general and administrative "SG&A" expenses for the quarters ended March 31, 1999 and 1998 were $2,868,000 and $1,761,000, respectively, representing an increase of $1,107,000 or 62.9%. This increase is primarily attributed to the TeamStaff Companies acquisition. SG&A expenses for the six months ended March 31, 1999 and 1998 were $5,018,000 and $3,618,000, respectively, representing an increase of $1,400,000 or 38.7%. This increase is similarly attributed to the TeamStaff Companies acquisition.

      Depreciation and amortization for the quarters ended March 31, 1999 and 1998 increased to $295,000 from $170,000, respectively, or $125,000. The increase is reflective of the amortization of the goodwill related to the acquisition of the TeamStaff Companies. Depreciation and amortization for the six months ended March 31, 1999 and 1998 increased to $471,000 from $339,000, respectively, or $132,000. The increase is primarily attributed to the additional amortization expense related to the acquisition of the TeamStaff Companies.

        Interest expense for the quarter ended March 31, 1999 increased $192,000 to $297,000 from $105,000 in the corresponding period in 1998 due to an increase in debt financing and in the effective borrowing rate associated with the Company's new financing arrangements, effective in April, 1998 as well as the additional debt associated with the TeamStaff acquisition. Interest expense for the six months ended March 31, 1999 increased $270,000 to $463,000 from $193,000 in the six months ended March 31, 1998. This increase is due to the same reason as the increase in the three month period.

        Income taxes for the quarter ended March 31, 1999 reflected a tax benefit of $276,000 versus $0 in the same quarter last year. For the six months ended March 31, 1999, the tax benefit was $5,000 versus $0 in the six months of the same period of last year. The Company was able to reduce the valuation allowance by $400,000 to $0 to offset the income tax provision for the period. Included in the second quarter of fiscal 1999 is a $400,000 net tax benefit reflecting the elimination of a deferred tax valuation allowance. Management has determined that is more likely than not that all the deferred tax asset will be realized in the future. Management has considered the consistent eight quarters of profitability as well as the current integration of the TeamStaff Companies. In fiscal 1998, the Company reduced the valuation reserve, leaving a balance at September 30, 1999 of $400,000.

       Net income for the quarter ended March 31, 1999 was $527,000 versus a net income of $204,000 for the similar period in 1998. This increase in net income of $323,000 reflects a tax benefit of $276,000 as compared to no tax expense in the similar period of 1998 as discussed above as well as improved performance in all of the Company's business lines. Net income for


                                    13 of 18
the six months ended March 31, 1999 was $862,000 as compared to $704,000, an increase of $158,000 which can be attributed to the increase in the Company's revenues in all business lines.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities improved in the first six months of fiscal 1999 to $1,936,000 from net cash provided of $636,000 in the same period of fiscal 1998. The increase in cash flow from operations is attributable to the continued earnings improvement of the Company and the successful refinancing of the company's short term borrowings to a long term credit facility. The net cash provided by financing activities increased in the six months ended March 31, 1999, compared to the six months ended March 31, 1998 due to the increase in financing for the TeamStaff Companies acquisition. Cash outflow for the purchases of equipment and improvements was $53,000 in the six months ended March 31, 1999 compared to $151,000 in the six months ended March 31, 1998. The decrease is related to the timing of capital projects during the quarters. Capital expenditures have been relatively stable over the last three fiscal years. At March 31, 1999, the Company had cash of $2,088,000, restricted cash of $350,000 and accounts receivable, net of $9,282,000.

      On April 29, 1998, the Company was successful in replacing the former credit facility with a new long-term credit facility from FINOVA Capital Corporation totaling $4.5 million. The credit facility includes a three-year loan for $2.5 million, with a five-year amortization, at prime + 3% (10.75% at March 31, 1999) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime + 1% (8.75% at March 31, 1999). The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary date of the loan beginning in April, 1999. Taking these fees into consideration and assuming the Company continuously fully utilizes the revolver, the effective rate of interest on the total borrowings is approximately 16.1%.

      The Company received an increase of its present lending facility from FINOVA Capital Corporation in order to fund the TeamStaff Companies acquisition. The facility is comprised of (i) a three-year term loan, with a five year amortization, and a balloon payment at the end of three years, in the amount of $2,500,000; (ii) a one year bridge loan in the amount of $750,000 and (iii) an increase in the Company's revolving line of credit from $2,000,000 to $2,500,000. The term loan bears an interest rate of prime + 3 %, the bridge loan bears a interest rate of prime + 1%. In addition, the Company will incur "success" fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan.

      Management of the Company believes that its existing cash and available borrowing capacity will be sufficient to support cash needs through March 31, 2000.

      Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to


                                    14 of 18
modify its prices and cost structure to respond to inflation and changing prices.


YEAR 2000 ISSUE

      The year 2000 issue is the programming of computer systems to recognize the values "00" in a date field as the year 2000 and not the year 1900. The Company began steps in 1997 to reasonably ensure that the software it utilizes will be year 2000 compliant. The Company has evaluated the Year 2000 readiness of the hardware and software products used by the Company. The Company's assessment covered the following phases: (1) identification of all Products, IT Systems, and non-IT Systems, such as building security and voice mail; (2) assessment of repair or replacement requirements; (3) testing and (4) implementation. The assessment and the first phases of testing and implementation were completed in fiscal 1998, and based on this, the Company believes that, with some modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems. The replacement, final testing and implementation will be complete in June of 1999. The costs of these modifications are not expected to have a material impact on the Company's financial position. However, the assessment of whether a complete system or device will operate correctly depends in large part on the Year 2000 compliance of the product or system's other components, many of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that such software is Year 2000 compliant. Further, the Company relies on various vendors, utility companies, telecommunication service companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer Year 2000 business disruption, which could impact the Company's financial condition and results of operations.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company's subsidiary, DSI Staff Connxions-Southwest, Inc., is the defendant in a suit (Frederico Farias v. Thomson Consumer Electronics and DSI Staff Connxions-Southwest, Inc.; 327th Judicial District Case No. 96-3036; District Court of El Paso County, Texas) whereby a former leased employee of a client obtained a judgment against the Company during August, 1998 in the amount of $315,000 including interest. The judgment includes approximately $115,000 in compensatory damages and $200,000 in punitive damages. The Company has posted a bond for the full amount of the judgment and is appealing the judgment. Management of the Company, after consultation with counsel, believes that there is no basis for the awarding of punitive damages, and that the award of compensatory damages was based on insufficient


                                    15 of 18
evidence. Although there can be no assurances the Company will be successful in prosecuting the appeal, the management of the Company, after consultation with counsel, believes it will obtain a reversal of the judgment. If the Company is not successful with the appeal, the Company would record expense of $315,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On March 17, 1999, TeamStaff, Inc. (formerly Digital Solutions, Inc.) (the "Company") held an Annual Meeting of its Stockholders in Somerset, New Jersey. Of the 27,617,241 shares of Common Stock entitled to vote as of the Record Date of February 17, 1999, 24,760,974 shares were represented either in person or by proxy.

      The purpose of the Annual Meeting was to consider and approve the following:

1. AMENDMENTS TO CERTIFICATE OF INCORPORATION. To amend the Company's Certificate of Incorporation to classify the Board of Directors into three classes and further provide that any amendment to such provision to classify the Board of Directors be effective only upon the affirmative vote of the Board of Directors of 66 2/3% of the issued and outstanding shares entitled to vote.

RESULTS OF VOTING

The Stockholders of the Company voted 8,968,140 shares in favor of adoption of the amendments to the Certificate of Incorporation. Stockholders holding 129,100 shares voted against the proposal. A total of 15,600 Stockholders abstained from voting.


                                    16 of 18

2. ELECTION OF DIRECTORS. To elect seven directors to the Board of Directors in staggered terms of one to three years. The nominees for election were:

Class 1                 Class 2                       Class 3
-------                 -------                       -------
Karl W. Dieckmann       John H. Ewing                 Kirk A. Scoggins
Donald W. Kappauf       Charles R. Dees, Jr.          Martin J. Delaney
William J. Marino

The term for Class 1 directors expires at the 2002 Annual Meeting, the term for Class 2 Directors expires at the 2001 Annual Meeting and the term for Class 3 Directors expires at the 2000 Annual Meeting.


RESULTS OF VOTING

The Stockholders voted as follows with respect to the election of Directors:

                              Votes For     Votes Withheld
                              ---------     --------------
Karl W. Dieckmann             24,233,431        527,743
Donald W. Kappauf             24,271,431        489,543
William J. Marino             24,321,531        439,443
John H. Ewing                 24,293,231        467,743
Charles R. Dees, Jr.          24,353,231        407,743
Kirk A. Scoggins              24,351,231        409,743
Martin J. Delaney             24,355,731        405,243

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None


                                    17 of 18

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                TEAMSTAFF, INC.
                                                (Registrant)



                                                /s/ Donald W. Kappauf
                                                ------------------------------
                                                Donald W. Kappauf
                                                Chief Executive Officer



                                                /s/ Donald T. Kelly
                                                ------------------------------
                                                Donald T. Kelly
                                                Chief Financial Officer


Date: May 18, 1999


                                    18 of 18