Form 10-Q
period 1999-06-30
TEAMSTAFF INC
filed 1999-08-13
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             June 30, 1999
                               ------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                                  to

                           Commission File No. 0-18492

                                 TEAMSTAFF, INC.
             (Exact name of registrant as specified in its charter)

         New Jersey                                             22-1899798
         ----------                                             ----------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                           Identification Number)

     300 Atrium Drive, Somerset, NJ                                08873
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (732)748-1700
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

                                    Yes X No

27,930,160 shares of Common Stock, par value $.001 per share, were outstanding as of July 26, 1999.
                                     1 of 18

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                  June 30, 1999

                                Table of Contents

Part I - Financial Information                               Page No.
------------------------------                               --------
Item 1 Consolidated Balance Sheets as of
       June 30, 1999 (Unaudited) and
       September 30, 1998                                        3

       Consolidated Statements of
       Income for the three months ended
       June 30, 1999 and 1998 (Unaudited)                        5

       Consolidated Statements of
       Income for the nine months ended
       June 30, 1999 and 1998 (Unaudited)                        6

       Consolidated Statements of Cash Flows for the
       nine months ended June 30, 1999 and 1998
       (Unaudited)                                               7

       Notes to Consolidated Financial Statements
       (Unaudited)                                               8

Item 2 Management's discussion and analysis of
       financial condition and results of operations            11

Part II - Other Information
------------------------------
Item 1. Legal Proceedings                                        16

Item 5. Other Information                                        17

Item 6. Exhibits and Reports on Form 8-K                         17

Signatures                                                       18




                                    2 of 18

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     JUNE 30,          SEPTEMBER 30,
                                                       1999                1998
                                                       ----                ----
                                                     (unaudited)
ASSETS

CURRENT ASSETS
     Cash                                            $ 1,824,000       $ 1,530,000
     Restricted Cash                                     350,000                --
     Accounts receivable, net of allowance             9,260,000         6,891,000
     Current deferred tax asset                        1,008,000           380,000
     Other current assets                                595,000           311,000
                                                     -----------       -----------
          Total current assets                        13,037,000         9,112,000
EQUIPMENT AND IMPROVEMENTS
     Equipment                                         3,908,000         3,336,000
     Leasehold improvements                              144,000            47,000
                                                     -----------       -----------
                                                       4,052,000         3,383,000
     Accumulated depreciation and amortization         3,298,000         2,591,000
                                                     -----------       -----------
                                                         754,000           792,000
DEFERRED TAX ASSET                                       714,000         1,782,000
GOODWILL, net of amortization                         17,042,000         4,096,000
OTHER ASSETS                                             623,000           866,000
                                                     -----------       -----------
     TOTAL ASSETS                                    $32,170,000       $16,648,000
                                                     ===========       ===========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,            SEPTEMBER 30,
                                                                           1999                   1998
                                                                           ----                   ----
                                                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion of long-term debt                                  $  1,037,000        $    540,000
     Accounts payable                                                      2,245,000           1,792,000
     Accrued expenses and other current liabilities                        7,546,000           3,461,000
                                                                        ------------        ------------
          Total current liabilities                                       10,828,000           5,793,000
LONG-TERM DEBT                                                             4,761,000           2,981,000
                                                                        ------------        ------------
          Total Liabilities                                               15,589,000           8,774,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Common Stock, $.001 par value; authorized 40,000,000 shares;
          issued and outstanding 27,930,160 at June 30, 1999
          and 19,356,833 at September 30, 1998
                                                                              28,000              19,000
     Additional paid-in capital                                           21,040,000          13,692,000
     Accumulated deficit                                                  (4,487,000)         (5,837,000)
                                                                        ------------        ------------
          Total shareholders' equity                                      16,581,000           7,874,000
                                                                        ------------        ------------
     TOTAL LIABILITIES AND EQUITY                                       $ 32,170,000        $ 16,648,000
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

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                               JUNE 30,
                                                      --------------------------
                                                       1999                 1998
                                                       ----                 ----
REVENUES                                           $ 70,747,000        $ 35,885,000

DIRECT EXPENSES                                      65,971,000          33,182,000
                                                   ------------        ------------
              Gross profit
                                                      4,776,000           2,703,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                      3,227,000           2,059,000
DEPRECIATION AND AMORTIZATION
                                                        353,000             163,000
                                                   ------------        ------------
              Income from operations
                                                      1,196,000             481,000
                                                   ------------        ------------
OTHER INCOME (EXPENSE)
              Interest and other income
                                                         84,000              14,000
              Interest expense
                                                       (340,000)           (173,000)
                                                   ------------        ------------

                                                       (256,000)           (159,000)
                                                   ------------        ------------
                   Income before tax
                                                        940,000             322,000
INCOME TAX (EXPENSE) BENEFIT
                                                       (451,000)          1,470,000
                                                   ------------        ------------
NET INCOME                                         $    489,000        $  1,792,000
                                                   ============        ============
BASIC EARNINGS PER COMMON SHARE                    $       0.02        $       0.09
                                                   ============        ============
WEIGHTED AVERAGE SHARES OUTSTANDING                  27,930,160          19,298,010
                                                   ============        ============
DILUTED EARNINGS PER COMMON SHARE                  $       0.02        $       0.09
                                                   ============        ============
DILUTED SHARES OUTSTANDING                           28,017,660          19,548,671
                                                   ============        ============




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          FOR THE NINE MONTHS
                                                                JUNE 30,
                                                          -------------------
                                                       1999                   1998
                                                       ----                   ----
REVENUES                                           $ 165,694,000        $ 102,122,000
DIRECT EXPENSES                                      154,314,000           94,588,000
                                                   -------------        -------------
              Gross profit                            11,380,000            7,534,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                       8,245,000            5,677,000
DEPRECIATION AND AMORTIZATION
                                                         824,000              502,000
                                                   -------------        -------------
              Income from operations
                                                       2,311,000            1,355,000
OTHER INCOME (EXPENSE)                             -------------        -------------
              Interest and other income
                                                         289,000               37,000
              Interest expense
                                                        (803,000)            (366,000)
                                                   -------------        -------------
                                                        (514,000)            (329,000)
                                                   -------------        -------------
                   Income before tax
                                                       1,797,000            1,026,000
INCOME TAX (EXPENSE) BENEFIT
                                                        (446,000)           1,470,000
                                                   -------------        -------------
NET INCOME                                         $   1,351,000        $   2,496,000
                                                   =============        =============
BASIC EARNINGS PER COMMON SHARE                    $        0.06        $        0.13
                                                   =============        =============
WEIGHTED AVERAGE SHARES OUTSTANDING                   23,949,375           19,263,097
                                                   =============        =============
DILUTED EARNINGS PER COMMON SHARE                  $        0.06        $        0.13
                                                   =============        =============
DILUTED SHARES OUTSTANDING                            24,136,281           19,504,058
                                                   =============        =============




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE NINE MONTHS ENDED
                                                                              JUNE 30,
                                                                    -------------------------
                                                                      1999               1998
                                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $ 1,351,000        $ 2,496,000
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                   824,000            502,000
       Provision for doubtful accounts                                 144,000             69,000
       Deferred income taxes                                           440,000         (1,470,000)
    Changes in operating assets and liabilities:
       Increase in restricted cash                                    (350,000)                --
       Decrease in accounts receivable                                 164,000            827,000
       Decrease (increase) in other current assets                     415,000           (499,000)
       Decrease in other assets                                        173,000                 --
       Decrease in accounts payable, accrued expenses and
         other current liabilities                                    (765,000)        (1,865,000)
                                                                   -----------        -----------
                   Net cash provided by operating activities         2,396,000             60,000
                                                                   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of TeamStaff Companies                           (4,331,000)                --
       Purchase of equipment and improvements                          (96,000)           (84,000)
                                                                   -----------        -----------
                   Net cash used in investing activities            (4,427,000)           (84,000)
                                                                   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from long term debt                                  2,500,000          2,500,000
       Proceeds from revolving line of credit                        1,015,000          1,100,000
       Proceeds from bridge loan
                                                                       750,000                 --
       Repayments on long term debt
                                                                      (541,000)           (42,000)
       Repayments on revolving line of credit                         (663,000)        (2,697,000)
       Repayments on bridge loan
                                                                      (750,000)                --
       Payments under capital lease obligations
                                                                       (33,000)          (122,000)
       Proceeds from issuance of common stock and
           exercise of common stock options and warrants
                                                                        47,000            250,000
                                                                   -----------        -----------
                   Net cash provided by financing activities
                                                                     2,325,000            989,000
                                                                   -----------        -----------
       Net increase in cash
                                                                       294,000            965,000
CASH AT BEGINNING OF PERIOD
                                                                     1,530,000            841,000
                                                                   -----------        -----------
CASH AT END OF PERIOD                                              $ 1,824,000        $ 1,806,000
                                                                   ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                    $   469,000        $   276,000
                                                                   ===========        ===========
       Cash paid during the period for taxes                       $   260,000        $    12,000
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

Effective January 25, 1999, the Company acquired the ten entities operating under the trade name, the TeamStaff Companies. In conjunction with the acquisition, the Company changed its name from Digital Solutions, Inc, to TeamStaff, Inc. on February 10, 1999. The financial data and discussions contained in this Form 10-Q reflect the acquisition for the period from January 25 to June 30, 1999.

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

The accompanying consolidated financial statements include those of TeamStaff Inc., a New Jersey Corporation and its wholly-owned subsidiaries; TeamStaff Solutions, Inc., DSI Staff ConnXions - Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Rx., Inc, TeamStaff I, Inc, TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance, Inc., TeamStaff VII, Inc., TeamStaff VIII, Inc. and TeamStaff IX, Inc. The results of operations of acquired companies have been included in the consolidated financial


                                    8 of 18
statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

In accordance with SFAS 128, the following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                                           Three Months Ended June 30,          Nine Months Ended June 30,
                                                          ----------------------------          ---------------------------
                                                               1999            1998               1999             1998
                                                          -----------------------------------------------------------------
Numerator:
  Net income                                              $   489,000       $ 1,792,000       $ 1,351,000       $ 2,496,000
Denominator:
Weighted average number of common shares
   outstanding- basic                                      27,930,160        19,298,010        23,949,375        19,263,097
Incremental shares for assumed conversions of stock
options/warrants                                               87,500           250,661           186,906           240,961
                                                          -----------       -----------       -----------       -----------
Weighted average number of common and
equivalent shares outstanding-diluted                      28,017,660        19,548,671        24,136,281        19,504,058
                                                          -----------       -----------       -----------       -----------

Earnings per share-basic                                  $      0.02       $      0.09       $      0.06       $      0.13
Earnings per share-diluted                                $      0.02       $      0.09       $      0.06       $      0.13



                                    9 of 18

Stock options and warrants outstanding at June 30, 1999 to purchase 1,087,879 shares of common stock were not included in the computation of Diluted EPS as they were antidilutive.

(3)  INCOME TAXES:

At June 30, 1999, the Company had available operating loss carryforwards of approximately $4,378,000 to reduce future periods' taxable income. The carryforwards expire in various years beginning in 2004 and extending through 2012.

The Company has recorded a $1,722,000 and a $2,162,000 deferred tax asset at June 30, 1999 and September 30, 1998, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset as a result of recent business developments as well as its ability to meet its operating plan.

(4)  DEBT:

On April 29, 1998, the Company was successful in replacing a former credit facility with a new long-term credit facility from FINOVA Capital Corporation totaling $4,500,000. Substantially all assets of the Company secure the credit facility. The facility includes a three-year term loan for $2,500,000, with a five year amortization, and a balloon payment at the end of three years at prime plus 3% (10.75% as of June 30, 1999) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime plus 1% (8.75% as of June 30, 1999). The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary date of the loan. Taking these fees into consideration, and assuming the full continuous utilization of the revolver, the effective rate of interest on the total borrowings is approximately 16.1%. The credit facility is subject to certain covenants including but not limited to a minimum current ratio, debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On April 27, 1999, the Company remitted the first annual success fee of $200,000.

The Company received an increase of its present lending facility from FINOVA Capital Corporation in order to fund the TeamStaff acquisition. The facility is comprised of (i) a three-year term loan, with a five year amortization, and a balloon payment at the end of three years, in the amount of $2,500,000; (ii) a one year bridge loan in the amount of $750,000 and (iii) an increase in the Company's revolving line of credit from $2,000,000 to $2,500,000. The term loan bears an interest rate of prime plus 3 % (10.75% as of June 30, 1999) and the bridge loan bears an interest



                                    10 of 18
rate of 12% at June 30, 1999. In addition, the Company will incur success fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the additional loan. The credit facility is subject to certain covenants including but not limited to a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On May 27, 1999 the Company retired the bridge loan by a cash payment of $500,000 and a $250,000 increase in TeamStaff's revolving credit line.

(5) ACQUISITION OF THE TEAMSTAFF COMPANIES

On January 25, 1999 TeamStaff, Inc., formerly Digital Solutions, Inc., completed the acquisition of the Teamstaff Companies through the issuance of 8,233,334 shares of TeamStaff, Inc. common stock and $3.2 million in cash in exchange for all capital stock of the TeamStaff Companies and for the repayment of debt. TeamStaff, Inc. also incurred $1.3 million for certain legal, accounting and investment banking expenses. The acquisition has been accounted for under the purchase method and the results of the operations of the acquired companies have been included in the consolidated financial statements since the date of the acquisition. The purchase price is being allocated based on the estimated fair value at the date of the acquisition. The application of the purchase method of accounting resulted in approximately $13.3 million in excess of purchase price over net tangible assets acquired. Based on a preliminary analysis by TeamStaff, Inc. the excess of the purchase price over the net tangible assets acquired is expected to be allocated to goodwill and other intangible assets which will be amortized up to 25 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired companies as if the acquisition had occurred October 1, 1997.

                                              Nine Months Ended June 30,
                                           -------------------------------
                                               1999               1998
                                           -------------------------------
 Net sales                                 $200,285,000       $181,057,000

 Net income                                $    928,000       $  2,042,000

 Earnings per common share - basic         $       0.03       $       0.07

Earnings per common share - diluted        $       0.03       $       0.07

(6) CONTINGENCIES

As previously discussed, several of the entities operating under the trade name "the TeamStaff Companies" which were acquired by the Company in January, 1999 are part of a class of defendants in a proceeding stemming from the failure of the United States Employer Consumer Self Insurance Fund of Florida ("USEC") in 1995. Several of the TeamStaff Companies had been members of USEC, which was a self insurance fund for workers compensation. USEC was declared insolvent in 1995. The action is entitled In Re: The Receivership of United States Employer Consumer Self Insurance Fund of Florida, Case No. 95-2359 (Fla 2nd Cir Ct), and was brought by the Florida Department of Insurance as the receiver of the Fund against all professional employer organizations and similar companies who have been members of USEC. The class of defendants is comprised of approximately 60 companies, and the Florida Department of Insurance has alleged various assessments against the class, and has recently claimed there are approximately $22,000,000 in unpaid assessments against the class. Several class members, including the TeamStaff Companies, have filed appeals in the matter disputing the methods and calculations put forth by the Department of Insurance, as well as the issue of joint and several liability.

Certain other members of the class of defendants have negotiated settlements with the receiver which settlements have been settled at approximately 40%-50% of the original assessment brought by the receiver against the individual defendants. The original assessment brought by the receiver in 1996 against the TeamStaff Companies was approximately $1,100,000, which the TeamStaff Companies have disputed.

Because of management's knowledge of the USEC proceedings and amount of potential assessments at the time of acquisition, the acquisition agreements governing the Company's acquisition of the TeamStaff Companies provide indemnification by the sellers in favor of the Company for damages of up to approximately $1,222,000. The financial settlements of the TeamStaff Companies at the time of acquisition included a reserve of approximately $390,000, which continues on the Company's consolidated financials.

The Company is currently discussing a settlement with the receiver. The Company and the receiver have not agreed to the terms of any settlement, and there can be no assurance that a settlement will be agreed upon, or that the settlement will be upon terms similar to those previously entered into by the receiver with other class members.


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

         The Company's revenues for the three months ended June 30, 1999 and 1998 were $70,747,000 and $35,885,000, respectively, which represents an increase of $34,862,000 or 97.1%. For the nine months ended June 30, 1999 and 1998, the Company's revenues were $165,694,000 and $102,122,000, respectively, which represents an increase of $63,572,000 or 62.3%. Of this increase, $51,431,000 was due to the acquisition of the TeamStaff Companies with the balance due to internal growth.

         Direct expenses were $65,971,000 for the three months ended June 30, 1999 and $33,182,000 for the comparable period last year, representing an increase of $32,789,000 or 98.8%. As a percentage of revenue, direct expenses for the three months ended June 30, 1999 and 1998 were 93.3% and 92.5%. For the nine months ended June 30, 1999 and 1998, direct expenses increased $59,726,000 or 63.1%, from $94,588,000 to $154,314,000, respectively. These increases represent the increase in revenue associated with the acquisition. As a percentage of revenue, direct expenses for the nine months ended June 30, 1999 and 1998 were 93.1% and 92.6%.

         Gross profits were $4,776,000 and $2,703,000 for the quarters ended June 30, 1999 and 1998, respectively, an increase of $2,073,000 or 76.7%. Gross profits, as a percentage of revenue, were 6.8% and 7.5% for the quarters ended June 30, 1999 and 1998, respectively, reflecting the increase in the PEO business due to the acquisition. Gross profits were $11,380,000 and $7,534,000 for the nine months ended June 30, 1999 and 1998, respectively,



                                    12 of 18
representing an increase of $3,846,000 or 51.0%. Gross profits, as a percentage of revenue, were 6.9% and 7.4% for the nine months ended June 30, 1999 and 1998. Although a substantial portion of our revenue growth occurred in the PEO line of business, which has lower margins, the gross profit as a percentage of revenue declined only marginally because of improved performance and increases in the other business lines.

         Selling, general and administrative "SG&A" expenses for the quarters ended June 30, 1999 and 1998 were $3,227,000 and $2,059,000, respectively, representing an increase of $1,168,000 or 56.7%. This increase is primarily attributed to the TeamStaff Companies acquisition. SG&A expenses as a percentage of revenue, were 4.6% and 5.7% for the quarters ended June 30, 1999 and 1998, respectively. SG&A expenses for the nine months ended June 30, 1999 and 1998 were $8,245,000 and $5,677,000, respectively, representing an increase of $2,568,000 or 45.2%. This increase is similarly attributed to the TeamStaff Companies acquisition. SG&A expenses as a percentage of revenue, were 5.0% and 5.6% for the nine months ended June 30, 1999 and 1998, respectively.

         Depreciation and amortization for the quarters ended June 30, 1999 and 1998 increased to $353,000 from $163,000, respectively, or $190,000. The increase is reflective of the amortization of the goodwill related to the acquisition of the TeamStaff Companies. Depreciation and amortization for the nine months ended June 30, 1999 and 1998 increased to $824,000 from $502,000, respectively, or $322,000. The increase is primarily attributed to the additional amortization expense related to the acquisition of the TeamStaff Companies.

           Interest expense for the quarter ended June 30, 1999 increased $167,000 to $340,000 from $173,000 in the corresponding period in 1998 due to an increase in debt financing and in the effective borrowing rate associated with the Company's new financing arrangements, effective in April, 1998, as well as the additional debt associated with the TeamStaff acquisition. Interest expense for the nine months ended June 30, 1999 increased $437,000 to $803,000 from $366,000 in the nine months ended June 30, 1998. This increase is due to the same reason as the increase in the three month period.

           Income taxes for the quarter ended June 30, 1999 reflected a tax expense of $451,000 versus a tax benefit of $1,470,000 in the same quarter last year, relating to a reduction in the Company's valuation allowance. For the nine months ended June 30, 1999, the tax expense was $446,000 versus a tax benefit of $1,470,000 in the nine months of the same period of last year. Included in the second quarter of fiscal 1999 is a $400,000 net tax benefit reflecting the elimination of a deferred tax valuation allowance. Management has determined that is more likely than not that all the deferred tax asset will be realized in the future. Management has considered the consistent nine quarters of profitability as well as the current integration of the TeamStaff Companies. In fiscal 1998, the Company reduced the valuation allowance, leaving a balance at September 30, 1998 of $400,000.


                                    13 of 18

          Net income for the quarter ended June 30, 1999 was $489,000 versus a net income of $1,792,000 for the similar period in 1998. This decrease in net income of $1,303,000 reflects a tax benefit of $1,470,000 in the 1998 period as compared to $451,000 tax expense in the same period of 1999 as discussed above. In addition, there was an increase in the Company's pre-tax income for the quarter of $618,000 which reflects the improved performance in all of the Company's business lines. Net income for the nine months ended June 30, 1999 was $1,351,000 as compared to $2,496,000, a decrease of $1,145,000 which can be attributed to the income tax benefit of $1,470,000 in the 1998 period as compared to $446,000 tax expense in the same period of 1999 as discussed above. There was an increase in the Company's pre-tax income of $771,000 which reflects the improved performance in all of the Company's business lines.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities improved in the first nine months of fiscal 1999 to $2,397,000 from net cash provided of $60,000 in the same period of fiscal 1998. The increase in cash flows from operations is attributable to the continued earnings improvement of the Company. The net cash provided by financing activities increased in the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998 due to the increase in financing for the TeamStaff Companies acquisition. Cash outflow for the purchases of equipment and improvements was $96,000 in the nine months ended June 30, 1999 compared to $84,000 in the nine months ended June 30, 1998. Capital expenditures have been relatively stable over the last three fiscal years. At June 30, 1999, the Company had cash of $1,824,000, restricted cash of $350,000 and net accounts receivable of $9,260,000.

         On April 29, 1998, the Company was successful in replacing the former credit facility with a new long-term credit facility from FINOVA Capital Corporation totaling $4.5 million. The credit facility includes a three-year term loan for $2.5 million, with a five-year amortization, at prime + 3% (10.75% at June 30, 1999) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime + 1% (8.75% at June 30, 1999). The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary date of the loan beginning in April, 1999. Taking these fees into consideration and assuming the full continuous utilization of the revolver, the effective rate of interest on the total borrowings is approximately 16.1%. . On April 27, 1999, the Company remitted the first annual success fee of $200,000.

         The Company received an increase of its lending facility from FINOVA Capital Corporation in order to fund the TeamStaff Companies acquisition. The facility is comprised of (i) a three-year term loan, with a five year amortization, and a balloon payment at the end of three years, in the amount of $2,500,000; (ii) a one year bridge loan in the amount of $750,000 and (iii) an increase in the Company's revolving line of credit from $2,000,000 to $2,500,000. The term


                                    14 of 18
loan bears an interest rate of prime + 3 %, the bridge loan bears a interest rate of prime + 1%. In addition, the Company will incur "success" fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. On May 27, 1999 the Company retired the bridge loan by a cash payment of $500,000 and a $250,000 increase in TeamStaff's revolving credit line. As a result of the early payment, the Company saved approximately $75,000 in fees and eliminated a 12 % debt instrument.

         Management of the Company believes that its existing cash and available borrowing capacity will be sufficient to support cash needs through March 31, 2000.

          Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices and cost structure to respond to inflation and changing prices.


YEAR 2000 ISSUE

           The year 2000 issue is the programming of computer systems to recognize the values "00" in a date field as the year 2000 and not the year 1900. The Company began steps in 1997 to reasonably ensure that the software it utilizes will be year 2000 compliant. The Company has evaluated the Year 2000 readiness of the hardware and software products used by the Company. The Company's assessment covered the following phases: (1) identification of all Products, IT Systems, and non-IT Systems, such as building security and voice mail; (2) assessment of repair or replacement requirements; (3) testing and (4) implementation. The assessment and the first phases of testing and implementation were completed in fiscal 1998. The replacement, final testing and implementation were completed in June of 1999. The costs of these modifications have not had any material impact on the Company's financial position. However, the assessment of whether a complete system or device will operate correctly depends in large part on the Year 2000 compliance of the product or system's other components, many of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that such software is Year 2000 compliant. Further, the Company relies on various vendors, utility companies, telecommunication service companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer Year 2000 business disruption, which could impact the Company's financial condition and results of operations.

PART II

OTHER INFORMATION

                                    15 of 18

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

         The Company is also a defendant in a lawsuit (ASI Group, Inc. and Terri Munkirs v. Digital Solutions, Inc., George Eklund and Miriam H. Silverman; Superior Court of New Jersey, Law Division, Middlesex County, Docket No. 8906-97) which is currently pending in the Superior Court of New Jersey. This action was brought by a competitor of the Company in connection with the transfer of several former clients of the competitor to the Company. The parties recently agreed in principle to settle the suit. The Company will pay ASI approximately $22,000 to avoid ongoing litigation costs. The plaintiffs had submitted a calculation of damages of $300,000. Although there can be no assurances the Company will be successful in defending the claim, management of the Company, after consultation with counsel, believes it has meritorious defenses against the claim.

         As previously disclosed, several of the entities operating under the trade name "the TeamStaff Companies" which were acquired by the Company in January, 1999 are part of a class of defendants in a proceeding stemming from the failure of the United States Employer Consumer Self Insurance Fund of Florida ("USEC") in 1995. Several of the TeamStaff Companies had been members of USEC, which was a self insurance fund for workers compensation. USEC was declared insolvent in 1995. The action is entitled Case No. 95-2359 (Fla 2nd Cir Ct), and was brought by the Florida Department of Insurance as the receiver of the Fund against all the professional employer organizations and similar companies who had been members of USEC. The class of defendants is comprised of approximately 60 companies, and the Florida Department of Insurance has alleged various assessments against the class, and has recently claimed there are approximately $22,000,000 in unpaid assessments against the class.

                                    16 of 18

Several class members, including the TeamStaff Companies, have filed appeals in the matter disputing the methods and calculations put forth by the Department of Insurance, as well as the issue of joint and several liability.

         Certain other members of the class of defendants have negotiated settlements with the receiver which settlements have been settled at approximately 40% - 50% of the original assessment brought by the receiver against the individual defendants. The original assessment by the receiver in 1996 against the TeamStaff Companies was approximately $1,100,000, which the TeamStaff Companies have disputed.

         Because of management's knowledge of the USEC proceedings and amount of potential assessments at the time of acquisition, the acquisition agreements governing the Company's acquisition of the TeamStaff Companies provide indemnification by the sellers in favor of the Company for damages of up to approximately $1,222,000. The financial statements of the TeamStaff Companies at the time of acquisition included a reserve of approximately $390,000, which continues on the Company's consolidated financials.

         The Company is currently discussing a settlement with the receiver.
The Company and the receiver have not agreed to the terms of any settlement, and there can be no assurance that a settlement will be agreed upon, or that the settlement will be upon terms similar to those previously entered into by the receiver with other class members.

         The Company is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

Date: August 11, 1999



                                    18 of 18