Form 10-K405
period 1999-09-30
TEAMSTAFF INC
filed 2000-01-13
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 ON 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

                                   ----------

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

                                   Yes x  No

         On January 6, 2000, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $41,462,324 based upon the average bid and asked price for such Common Stock on said date as reported by Nasdaq Small Cap Market. On such date, there were issued 27,932,513 shares of Common Stock of the Registrant.

                             ----------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 1999 Annual Meeting of Shareholders Incorporated by Reference into Part II of this Form 10-K

                            [Cover Page 2 of 2 Pages]

                                     PART I

SAFE HARBOUR STATEMENT

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). The Company desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Report on Form 10-K involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks related to recently consummated acquisitions as well as future acquisitions, the Company's ability to increase its revenues and produce net income, effects of competition and technological changes, risks associated with compliance with government regulations such as ERISA, state and local employment regulations and workers' compensation and dependence upon key personnel.

ITEM 1.  BUSINESS

INTRODUCTION

         TeamStaff, Inc. (the Company), formerly Digital Solutions, Inc. ("DSI"), a New Jersey Corporation, was founded in 1969 as a payroll service company and has evolved into a leading provider of human resource management services to a wide variety of industries in 50 states. TeamStaff's wholly-owned subsidiaries include TeamStaff Solutions, Inc., DSI Staff ConnXions-Northeast, DSI Staff ConnXions-Southwest, TeamStaff Rx, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance, Inc., TeamStaff VII, Inc., TeamStaff VIII, Inc., and TeamStaff IX, Inc. (collectively referred to, with TeamStaff, as the "Company").

         Effective January 25, 1999, the Company acquired the ten entities operating under the trade name, the TeamStaff Companies. In conjunction with the acquisition, the Company changed its name from Digital Solutions, Inc., to TeamStaff, Inc. on February 10, 1999.

         The Company currently provides three types of services related to the employee leasing, temporary staffing and payroll service businesses: (1) professional employer organization ("PEO") services, such as payroll processing, personnel and administration, benefits administration, workers' compensation administration and tax filing; (2) employer administrative services, such as payroll processing and tax filing; and (3) contract staffing, or the placement of temporary and permanent employees. TeamStaff currently furnishes PEO employees, payroll and contract staffing services to over 2,150 client organizations with approximately 10,500 worksite PEO, 1,500 staffing employees and processing for approximately 30,000 payroll service employees and believes that it currently ranks, in terms of revenues and worksite employees, as one of the top 20 professional employer organizations in the United States. The Company's contract staffing business mainly places temporary help in hospitals and clinics throughout the United States through its Clearwater, Florida and Houston, Texas offices. The Company has five regional offices located in Somerset, New Jersey; Houston and El Paso, Texas; and Tampa and Clearwater, Florida and eight sales service centers in New York, New York; El Paso and Houston, Texas; Tampa, Orlando and Clearwater, Florida; Atlanta, Georgia; and Somerset, New Jersey.

         Essentially, the Company provides services that function as the personnel department for small to medium sized companies. The Company believes that by offering services which relieve small and medium size businesses of the ever increasing administrative burden of employee related record keeping, payroll processing, benefits administration, employment of temporary and permanent specialized employees and other human resource functions, the Company has positioned itself to take advantage of a major growth opportunity during this decade and the next.

         Recognizing the desire by many small businesses to be relieved of the human resource administrative functions, the Company has formulated a strategy of emphasizing PEO and "outsourcing" services. In PEO, a service provider becomes a co-employer of the client company's employees and assigns these employees to the client to perform their intended functions at the worksite.

         Management has determined to emphasize the Company's future growth on the PEO and outsourcing industry. The Company's expansion program will focus on internal growth through the cross marketing of its PEO services to its entire client base and the acquisition of compatible businesses strategically situated in new areas or with a client base serviceable from existing facilities. As part of its effort to expand its PEO business, management has expanded the services of TeamStaff Rx, Inc., the Company's medical contract staffing subsidiary, to include PEO, outsourcing and facilities management. While TeamStaff continues to sell stand-alone employer services, such as payroll and tax filing, it will emphasize the PEO component of its service offerings with a goal of becoming the leading provider of PEO services in the United States. A major component of the Company's growth strategy is the acquisition of well-situated, independent PEO companies whose business can be integrated into the Company's operations. However, there can be no assurance any such acquisition will be consummated by the Company.

         TeamStaff, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its executive offices at 300 Atrium Drive, Somerset, New Jersey 08873 where its telephone number is (732) 748-1700.

RECENT DEVELOPMENTS IN LAST FISCAL YEAR

TEAMSTAFF ACQUISITION

         On January 25, 1999 TeamStaff, Inc., completed the acquisition of 10 entities operating as TeamStaff Companies through the issuance of 8,233,334 shares of common stock and $3.2 million in cash in exchange for all capital stock of the TeamStaff Companies and for the repayment of debt. The Company also incurred $1.3 million for certain legal, accounting and investment banking expenses. The acquisition has been accounted for under the purchase method and the results of operations of the acquired companies have been included in the consolidated financial statements appearing in this form 10K since the date of the acquisition. The purchase price has been allocated based on estimated fair values at the date of the acquisition. The application of the purchase method of accounting resulted in approximately $13.3 million in excess of purchase price over net tangible assets acquired. The excess of the purchase price over the net tangible assets acquired has been allocated to trade name ($4.7 million) and the balance allocated to goodwill ($8.6 million).

FINANCING

         On April 29, 1998, the Company was successful in replacing the former credit facility with a new long term credit facility from FINOVA Capital Corporation totaling $4.5 million. The credit facility includes a three year loan for $2.5 million, with a five year amortization, at prime + 3% (11.25% at September 30, 1999) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime + 1% (9.25% at September 30, 1999). The balance on the term loan was $1,833,328 at September 30, 1999 and the revolving credit line balance was $1,455,200 at September 30, 1999. The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan beginning in April 1999.

         The Company received an increase of its present lending facility from FINOVA Capital Corporation in order to fund the TeamStaff acquisition. The facility is comprised of (i) a three-year term loan, with a five year amortization, and a balloon payment at the end of three years, in the amount of $2,500,000; (ii) a one year bridge loan in the amount of $750,000 and (iii) an increase in the Company's revolving line of credit from $2,000,000 to $2,500,000. The term loan bears an interest rate of prime plus 3% (11.25% as of September 30, 1999) and the bridge loan bears an interest rate of 12%. In addition, the Company will incur success fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the additional loan. The credit facility is subject to certain covenants including but not limited to a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On May 27, 1999 the Company retired the bridge loan by a cash payment of $500,000 and a $250,000 increase in TeamStaff's revolving credit line.

SERVICES

PROFESSIONAL EMPLOYER ORGANIZATION (PEO)

         The Company's core business, and the area management will continue to emphasize, is its PEO services. When a client utilizes the Company's PEO services, the client administratively transfers all or some of its employees to the Company which then provides them to the client. TeamStaff thereby becomes a co-employer and is responsible for all human resource functions, including payroll, benefits administration, tax reporting and personnel record keeping. The client still manages the employees and determines salary and duties in the same fashion as any employer. The client is, however, relieved of reporting and tax filing requirements and other administrative tasks. Moreover, because of economies of scale, the Company is able to negotiate favorable terms on workers' compensation insurance, health benefits, retirement programs, and other valuable services. The client company benefits because it can then offer its employees the same or similar benefits as larger companies, and successfully compete in recruiting highly qualified personnel, as well as build the morale and loyalty of its staff.

         As a PEO service provider, the Company can offer the following benefits to employees:

         COMPREHENSIVE MAJOR MEDICAL PLANS - Management of the Company believes that medical insurance costs have forced small employers to reduce coverage provided to its employees and to increase employee contributions. TeamStaff is able to leverage its large employee base and offer the employees assigned to their clients a variety of health coverage plans from traditional indemnity plans to Health Maintenance Organizations (HMO), Preferred Provider Organizations (PPO), or a Point of Service Plan (POS).

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

         CREDIT UNION - The Company provides an opportunity for employees to borrow money at lower interest than offered at most banks.

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

         WORKERS' COMPENSATION PROGRAM - The Company has a national workers' compensation policy which can provide the Company with a significant advantage in marketing its services, particularly in jurisdictions where workers' compensation policies are difficult to obtain reasonable costs. The Company also provides its clients where applicable with independent safety analysis and risk management services to reduce workers' injuries and claims.

         Relieved of personnel administrative tasks, the client is able to focus on its core business. The client is also offered a broader benefits package for its assigned employees, a competitive rate in workers' compensation insurance, and savings in time and paperwork previously required in connection with personnel administration.

PAYROLL SERVICES

         The Company was established as a payroll service firm in 1969, and continues to provide basic payroll services to its clients. Historically, the Payroll Division provided these services primarily to the construction industry and currently 70% of the Company's approximately 750 payroll service clients are in the construction industry. The Company offers most, if not all, of what other payroll services provide, including the preparation of checks, government reports, W-2's (including magnetic tape filings), remote processing (via modem) directly to the clients offices, and certified payrolls.

         In addition, the Company offers a wide array of tax reporting services including timely deposit of taxes, impounding of tax payments, filing of returns, distribution of quarterly and year-end statements and responding to agency inquiries.

TEMPORARY STAFFING SERVICES

         TeamStaff provides temporary staffing services through two subsidiaries which have, in the aggregate, more than 30 years of experience in placing permanent and temporary employees with specialized skills and talents with regional, national and international employers. Temporary staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements. TeamStaff focuses its temporary staffing services in two specific markets where it places people on a temporary long term assignment, or on a permanent basis:
(1) radiologic technologist, diagnostic sonographers, cardiovascular technologists, radiation therapist and other medical professionals with hospitals, clinics and therapy centers throughout the 50 states and (2) technical employees such as engineers, information systems specialists and project managers primarily with Fortune 100 companies for specific projects. Clients whose staff requirements vary depending on the level of current projects or business are able to secure the services of highly qualified individuals on an interim basis.

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

         Management believes that its temporary staffing services provides an employer with an increased pool of qualified applicants, since temporary staffing employees have access to a wide array of benefits such as health and life insurance, Section 125 premium conversion plans, and 401(k) retirement plans. These benefits provide interim employees with the motivation of full-time workers without additional benefit costs to the client. A client is also able to temporarily rehire a retired employee for short-term or specialized projects without jeopardizing their pension plan. The Company believes that it has attained the position of being number one or two in the terms of gross revenues for firms specializing in the placement of temporary medical imaging personnel.

ACQUISITION STRATEGY

         A key component of the Company's growth strategy has been, and will continue to be, the acquisition of compatible businesses to expand its operations and customer base. Currently, the human resource service industry includes numerous small companies seeking to develop services, operations and customer base similar to those developed by the Company. The Company has acquired companies in the human resource industry in the past. However, with the business and strategy of the Company further developed, acquisitions in the future will be concentrated in the PEO and outsourcing business. The Company believes that with a limited number of key acquisitions of regional PEO companies who possess a strong customer base and regional reputation, the Company will be able to grow into an industry leader, in not only revenue size, but in scope of services offered.

         A prospective acquisition candidate may be either a public or private company, but will be required to meet certain financial criteria and growth potential established by the Company. The Company evaluates acquisition candidates by analyzing the company's management, operations and customer base, which must complement or expand the Company's operations and financial stability, including the company's profitability and cash flow. The Company's long-term plan is to expand sales and income potential by achieving economies of scale as it expands and regionalizes its revenue base. There can be no assurance, however, that the Company will be able to successfully identify, acquire and integrate into the Company operations compatible PEO companies.

CUSTOMERS

         The Company's customer base consists of over 2,150 client companies, representing approximately 42,000 employees (including payroll services) as of September 30, 1999. The Company's client base is broadly distributed throughout a wide variety of industries; however, more than 70% of the customers in the payroll processing area are in the construction industry and substantially all of the customers of the Company's subsidiary TeamStaff Rx, Inc. are employed in the healthcare industry.

         The Company intends to maintain diversity within its client base to lower its exposure to downturns or volatility in any particular industry and help insulate the Company to some extent from general economic cycles. All prospective customers are also evaluated individually on the basis of workers' compensation risk, group medical history, unemployment history and operating stability.

SALES AND MARKETING

         The Company maintains sales and marketing personnel in all of its locations, which presently include New Jersey, New York, Texas, Florida and Georgia.

         Sales personnel offer to customers a full array of the Company's services, professional employment, payroll and contract staffing, which supports the cross-marketing of TeamStaff's products and enables the sales representative to employ a professional consultative approach to satisfying clients needs rather than forcing a single solution.

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

         The payroll services industry is characterized by intense competition. The principal competitive factors are price and service. Management believes that Automatic Data Processing, Inc., and Paychex, Inc., which have recently purchased PEOs in Florida, will be major competitors in the future. The Company also competes with manual payroll systems sold by numerous companies, as well as other providers of computerized payroll services including banks, and smaller independent companies. Some companies have in-house computer capability to generate their own payroll documents and reports. The increasing availability of personal computers at low cost may result in additional businesses acquiring such capabilities. In the area of providing temporary technical personnel, the Company competes with companies such as Volt Information Services, Butler Arde, Olsten and Tech Aid, Inc., among others. Many of these competitors have longer operating histories and greater financial resources than the Company.

         The Company competes with these companies by offering customized products, personalized service, competitive prices and specialized personnel to satisfy a client's particular employee requirements.

         Management of the Company believes that its broad scope of human resource management services and its commitment to quality service differentiate it from its competition. Many companies compete in the various segments of the human resource and financial services marketplace. Management believes that its concentration on providing comprehensive services and moving into facilities management or outsourcing of human resource management services will set it apart from its competitors. While many of the PEOs entered the industry as a result of workers' compensation or health insurance problems, the Company is establishing itself as a professional employer organization which will assist companies, small and large, with all of their human resource management challenges.

         Management intends to implement an internet based sophisticated human resource management system during the current fiscal year. Management believes that an internet based system will assist the Company's growth in the future and grow its e-business, interacting with both our clients and employees through the Internet. Management's belief is that the system will allow us to grow dramatically in the future.

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

EMPLOYEE BENEFIT PLANS

         The Company offers various employee benefit plans to its full-time employees, including its worksite employees. These plans include a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement ("CODA") under Code
Section 401(k)), a Section 125 plan, group health plans, dental insurance, a group life insurance plan and a group disability insurance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act ("ERISA").

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

         While many states do not explicitly regulate PEOs, approximately 21 states have passed laws that have licensing or registration requirements for PEOs and other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs. Whether or not a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. A TeamStaff subsidiary is currently licensed in Florida and New Mexico as well as Texas.

EMPLOYEES

         As of December 21, 1999, the Company employed 176 employees, both full-time and part-time, including executive officers, an increase from 121 during the previous fiscal year. A major part of this increase is a direct result of the Company's acquisition of the TeamStaff Companies in Tampa, Florida. The Company also employs approximately 10,500 leased employees and 1,500 temporary employees on client assignments. The Company believes its relationship with its employees is satisfactory.

ITEM 2.  PROPERTIES

OPERATION AND FACILITIES

         The Company currently has processing centers in Somerset, New Jersey; Houston and El Paso, Texas; and Clearwater and Tampa, Florida. The Company also has sales service centers which are located in New York City, Somerset, New Jersey; Clearwater, Tampa and Orlando, Florida; Houston and El Paso, Texas; Atlanta, Georgia. A sales service center is an office used primarily for sales efforts and client services. The Company's strategy is to target acquisitions in the current areas of operation, whereby the Company will acquire a business or business accounts and absorb these accounts into the current operations with minimal additional overhead. The Company intends to continue its national expansion efforts in fiscal years 2000-2001, most likely through additional acquisitions and internal growth.

         TeamStaff leases its 15,000 square foot corporate headquarters in Somerset, New Jersey, as well as offices in Clearwater and Tampa, Florida and Houston, Texas. The Company also leases sales offices in New York City and El Paso, Texas. The facilities provide sufficient capacity to meet demands for the foreseeable future. In fiscal year ended September 30, 1999, the Company's total lease expenses were $794,000.

         Although TeamStaff's offices are equipped with software and computer systems, the Company is currently evaluating all systems including hardware and will upgrade accordingly. At the Company's headquarters in Somerset, New Jersey, one high speed Xerox printer produces 200,000 plus checks monthly for its client base. This machine, which is integrated with the software system, does all of the printing on the checks, including the client name, the employee, dates, as well as the "Micro Encoding".

         The following is summary information on the Company's facilities:

                                           APPROXIMATE       EXPIRATION
LOCATION                                   SQUARE FEET       DATE                      TERMS
--------                                   -----------       ----                      -----
TeamStaff RX, Inc. (Houston)                  3,542          7/01/02          $  5,461 per month
2 Northpoint Drive,
Houston, TX 77060

TeamStaff RX, Inc. (Clearwater)              17,484          5/31/05          $ 31,690 per month
1901 Ulmerton Road
Clearwater, FL 33762

TeamStaff RX, Inc. (Clearwater)               2,805          5/31/00          $  3,272 per month
601 Cleveland Street Suite 350
Clearwater, FL 34615

Staff ConnXions Southwest (El Paso)           3,126          3/31/02          $  3,759 per month
4050 Rio Bravo, Suite 151
El Paso, TX 79902

Corporate Office                             15,244          9/30/07          $ 23,819 per month
300 Atrium Drive
Somerset, NJ 08873

TeamStaff Solutions, Inc.                     1,890          4/30/01          $  3,082 per month
245 Fifth Avenue, Suite 2104
New York, NY 10016

TeamStaff, Inc.                              11,834          4/30/00          $ 11,033 per month
1211 N. Westshore Blvd
Tampa, FL 33607

TeamStaff, Inc.                                 142          3/31/00          $    728 per month
10151 Deerwood Park Blvd
Jacksonville, FL 32256

TeamStaff, Inc.                                 100          5/31/00          $    548 per month
283 N. North Lake Suite 111
Altamonte Springs, FL 32701

ITEM 3.  LEGAL PROCEEDINGS

         In October 1995, the Company entered into a note and finance agreement with LNB Investment Corporation ("LNB") providing for the loan to the Company of up to $3,000,000. LNB agreed not to sell or otherwise liquidate the shares unless the Company were to default under the loan agreement and failed to cure such default after notice. A maximum of 7,5000,000 shares were pledged as collateral.

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

         The Company's subsidiary, DSI Staff Connxions-Southwest, Inc., is the defendant in a lawsuit (Frederico Farias v. Thomson Consumer Electronics and DSI Staff Connxions - Southwest, Inc.; 327th Judicial District Case No. 96-3036; District Court of El Paso County, Texas) whereby a former leased employee of a client obtained a judgment against the Company during August, 1998 in the amount of $315,000 including interest. The judgment includes approximately $115,000 in compensatory damages and $200,000 in punitive damages. The Company has posted a bond for the full amount of the judgment and is appealing the judgement. Management of the Company, after consultation with counsel, believes that there is no basis for the awarding of punitive damages, and that the award of compensatory damages was based on insufficient evidence. Although there can be no assurances the Company will be successful in prosecuting the appeal, the management of the Company, after consultation with counsel, believes it will obtain a reversal of the judgment. If the Company is not successful with the appeal, the Company would record expense of $315,000.

         The Company was a defendant in a lawsuit (ASI Group, Inc. and Terri Munkirs v. Digital Solutions, Inc., George Eklund and Miriam H. Silverman; Superior Court of New Jersey, Law Division, Middlesex County, Docket No. 8906-97). This action was brought by a competitor of the Company in connection with the transfer of several former clients of the competitor to the Company. The Company denied the material allegations of the complaint. The plaintiffs had submitted a calculation of damages of $300,000 for the claims identified in the lawsuit which includes damages for clients which never became clients of the Company. To avoid further costs of litigation and without admitting any claims of the plaintiff, the Company paid $21,500 to settle this case in September 1999.

         A previously disclosed, several of the entities operating under the trade name "The TeamStaff Companies", which were acquired by the Company in January 1999, were part of a class of defendants in a proceeding stemming from the failure of the United States Employer Consumer Self Insurance Fund of Florida ("USEC") in 1995. Several of the TeamStaff Companies had been members of USEC, which was a self-insurance fund for workers' compensation. USEC was insolvent in 1995. The action was entitled in Re: The Receivership of United States Employer Consumer Self Insurance Fund of Florida, Case No. 95-2359 (FLA 2nd Cir Ct) and was brought by the Florida Department of Insurance, (the "Department") as the receiver of the Fund. Because of management's knowledge of the USEC proceedings and the amount of potential assessments at the time of acquisition, the acquisition agreements governing the Company's acquisition of the TeamStaff Companies provided indemnification by the sellers in favor of the Company for damages of up to $1,222,000. The financial statements of the TeamStaff Companies at the time of acquisition included a reserve of $391,000 for which the Company would be responsible for. On October 18, 1999 the Company and the former shareholders of the TeamStaff Companies entered into an agreement with the Department that settled all claims. The Company paid $391,000 to the Department while the former shareholders of the TeamStaff Companies entered into a payment plan with the Department for the remainder of the settlement amount in excess of $391,000. On December 2, 1999 the receivership court, which had jurisdiction over the lawsuit, approved the settlement agreement. There is no remaining liability on this matter against the Company.

         The Company is engaged in litigation from time to time during the ordinary course of business in connection with employee suits, workers' compensation and other matters. The Company is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on the Company financial conditions or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to its shareholders for approval during the fourth quarter ended September 30, 1999.

                                     PART II

ITEM 5. MARKET OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.       PRINCIPAL MARKET

         The Company's Common Stock is traded in the over-the-counter market and included in the SmallCap Market System of the National Association of Securities Dealers, Inc. ("Nasdaq") under the symbol "TSTF".

B.       MARKET INFORMATION

         The range of high and low bid prices for the Company's Common Stock for the periods indicated below, are:

COMMON STOCK

         FISCAL YEAR 1997                  HIGH                  LOW
         ----------------                  ----                  ---
         1st Quarter                       6 1/4                 3 1/8
         2nd Quarter                       3 15/16               1 13/16
         3rd Quarter                       2 7/16                1 9/16
         4th Quarter                       2 5/16                1 9/16

         FISCAL YEAR 1998                  HIGH                  LOW
         ----------------                  ----                  ---
         1st Quarter                       2 11/16               1 1/2
         2nd Quarter                       2 17/32               1 3/4
         3rd Quarter                       2 15/32               1 9/16
         4th Quarter                       1 13/16               1

         FISCAL YEAR 1999                  HIGH                  LOW
         ----------------                  ----                  ---
         1st Quarter                       1 27/32                 15/16
         2nd Quarter                       1 10/16                 15/16
         3rd Quarter                       1 15/32                 14/16
         4th Quarter                       1 1/2                 1

         FISCAL YEAR 2000                  HIGH                  LOW
         ----------------                  ----                  ---
         1st Quarter                       1 7/16                  3/4

         The above quotations, reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions. On January 4, 1999, the Company's Common Stock had a closing price of $1.3125 per share.

C.       DIVIDENDS

         The payment of cash dividends by the Company is restricted by the Company's debt facility provider, FINOVA. Without FINOVA'S prior written consent, which FINOVA may withhold in its sole discretion, the Company may not declare or pay cash dividends upon any of its stock. The Company has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

D.       APPROXIMATED NUMBER OF EQUITY SECURITY HOLDERS

         The approximate number of record holders of the Company's common stock as of January 6, 2000 was 300. Such number of record holders was determined from the Company's stockholder records, and does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are in excess of 4,100 beneficial holders of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA


                                          1999(2)            1998              1997               1996               1995
                                    -----------------------------------------------------------------------------------------
Revenues                              $ 244,830,000     $ 139,435,000     $ 122,559,000      $ 100,927,000      $  73,821,000

Direct Expenses                         228,294,000       129,747,000       113,894,000         92,490,000         68,530,000

Gross Profit                             16,536,000         9,688,000         8,665,000          8,437,000          5,291,000

Selling, General & Administrative
Expenses (includes Depreciation
and Amortization)                        13,305,000         8,050,000        11,316,000          8,801,000          7,547,000

Income (Loss) From Operations             3,231,000         1,638,000        (2,651,000)          (364,000)        (2,256,000)

Net Income (Loss)                        $1,776,000        $2,703,000       ($2,832,000)         ($597,000)       ($3,316,000)

Earnings (Loss) per share (1)
     Basic                                     $.07              $.14             ($.15)             ($.04)             ($.24)
     Diluted                                   $.07              $.14             ($.15)             ($.04)             ($.24)

Weighted average shares
outstanding (1)

     Basic                               24,947,321        19,271,897        19,070,349         16,840,371         13,595,382
     Diluted                             25,008,864        19,403,298        19,070,349         16,840,371         13,595,382

BALANCE SHEET DATA:

Assets                                $  36,382,000     $  16,648,000     $  14,163,000      $  14,800,000      $  13,816,000

Liabilities                              19,417,000         8,774,000         9,291,000          7,632,000         10,967,000

Long-Term Debt                            4,502,000         2,981,000            89,000            100,000            175,000

Working Capital (Deficiency)              2,968,000         3,319,000        (1,401,000)           286,000         (4,771,000)

Shareholders' Equity                  $  16,965,000     $   7,874,000     $   4,872,000      $   7,168,000      $   2,849,000

         (1) In accordance with Statement of Accounting Standards 128 ("SFAS"), basic and diluted earnings (loss) per share have replaced primary and diluted earnings (loss) per share.

         (2) On January 25, 1999, the Company acquired the TeamStaff Companies through the issuance of 8,233,334 shares of TeamStaff, Inc. common stock and $3.2 million in cash in exchange for all capital stock of the TeamStaff Companies and for the repayment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 1999 AS COMPARED TO FISCAL YEAR 1998

         The Company's revenues for the fiscal year ended September 30, 1999 were $244,830,000 as compared to fiscal year 1998 of $139,435,000, which represents an increase of $105,395,000 or 75.6%. Of this increase, $75,000,000 was due to the acquisition of the TeamStaff Companies (the "Acquisition") with the balance due to internal growth. PEO services accounted for 83.7% of the internal growth with the remainder attributable to the Company's staffing business.

         Direct expenses for fiscal year 1999 were $228,294,000 as compared to $129,747,000 for fiscal year 1998 which represents an increase of $98,547,000 or 76%. This increase is associated with the increase in revenue due to the Acquisition. As a percentage of revenue, direct expenses for the fiscal years 1999 and 1998 were 93.2% and 93.1%, respectively.

         Gross profits were $16,536,000 and $9,688,000 for fiscal years 1999 and 1998, respectively. This represents an increase of $6,848,000 or 70.7%. Gross profits, as a percentage of revenue, were 6.8% and 6.9% for fiscal years 1999 and 1998, respectively. Although a substantial portion of the Company's revenue growth occurred in the PEO business, which has lower gross profit margins, the gross profit as a percentage of revenue declined only marginally because of improved performance and increases in the Company's staffing business.

         Selling, general and administrative expenses ("SG&A") for fiscal 1999 increased $4,792,000, or 64.9%. This increase is attributable to the Acquisition. SG&A expenses as a percentage of revenue were 5.0% and 5.3% for the fiscal years 1999 and 1998 respectively.

         Depreciation and amortization increased $463,000, or 70% in fiscal 1999 primarily due to the increase in amortization of goodwill related to the Acquisition.

         Interest income increased $169,000 in fiscal 1999 versus fiscal 1998 primarily due to an increase of late fees paid in the Company's staffing business. Also accounting for the increase in interest income is $54,000 in interest from a note receivable which was previously not recognized due to collectability concerns which have since been eliminated. The Company has also increased interest income due to the investment of its increased cash reserves.

         Interest expense in fiscal 1999 increased $579,000, or 104.5%, from $554,000 in fiscal 1998 to $1,133,000 in 1999. This increase was due to an increase in debt financing and its effective borrowing rate associated with the Company's new financing arrangements, effective in April 1998, as well as the additional debt associated with the Acquisition in January 1999.

         Income tax expense for fiscal 1999 was $849,000 versus a tax benefit of $1,296,000 in fiscal 1998, the later benefit related to a reduction in the Company's valuation allowance. Included in the second quarter of fiscal 1999 is a $400,000 net tax benefit reflecting the elimination of the remaining deferred tax valuation allowance. Management has determined that it is more likely than not that all the deferred tax asset will be realized in the future. Management has considered the consistent nine quarters of profitability as well as the current integration of the TeamStaff Companies.

         Net income for fiscal 1999 was $1,776,000 versus $2,703,000 in fiscal 1998. This decrease is attributable to the recognition in fiscal 1998 of a net tax benefit of $1,296,000. There was an increase in the Company's pre-tax income of $1,218,000 which reflects the benefit of the Acquisition as well as the improved performance in all of the Company's business lines.

FISCAL YEAR 1998 AS COMPARED TO FISCAL YEAR 1997

     The Company's revenues for the fiscal year ended September 30, 1998 were $139,435,000 as compared to fiscal year 1997 of $122,559,000 which represents an increase of $16,876,000 or 13.8%. This increase is due to the efforts of the internal sales force to continually bring in new business which accounted for all of the increase. PEO services accounted for 61% of the growth, while the balance is attributed to the Company's staffing business.

     Direct expenses for fiscal year 1998 were $129,747,000 as compared to $113,894,000 for fiscal year 1997 which represents an increase of $15,853,000, or 13.9%. This increase represents the corresponding higher costs associated with higher revenues. As a percentage of revenue, direct expenses for the fiscal year 1998 and 1997 were 93.1% and 92.9%, respectively.

     Gross profits were $9,688,000 and $8,665,000 for fiscal 1998 and 1997, respectively, for an increase of 11.8%. Gross profits, as a percentage of revenue, were 6.9% and 7.1% for the fiscal years ended September 30, 1998 and 1997, respectively.

     Selling, general and administrative costs ("SG&A") for fiscal 1998 decreased $2,917,000, or 28.3%, from $10,306,000 in fiscal 1997 to $7,389,000.
Of this decrease, $1,973,000 pertains to charges recorded in the second quarter of fiscal 1997, $1,002,000 of which was to increase the bad debt reserve, $300,000 to absorb miscellaneous charges, $102,000 to establish a vacation pay accrual, $81,000 to change supplies accounting, $93,000 to establish a reserve for severance costs and $395,000 for various other miscellaneous items. Giving effect to these adjustments, SG&A decreased $944,000 which is attributable to the reduction in overhead costs implemented in the fourth fiscal quarter of 1997 as well as a reevaluation by management of the bad debt reserve due to the payments on previously non performing accounts.

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

FISCAL YEAR 1997 AS COMPARED TO FISCAL YEAR 1996

     Operating revenues for the fiscal year ended September 30, 1997 were $122,559,000 as compared to fiscal year 1996 of $100,927,000 which represents an increase of $21,632,000 or 21.4%. This increase is due to the efforts of the internal sales force to continually bring in new business which accounted for all of the increase. PEO services accounted for 83% of the growth, while the balance is attributed to the Company's staffing business.

     Direct costs for fiscal year 1997 were $113,894,000 as compared to $92,490,000 for fiscal year 1996 which represents an increase of $21,404,000, or 23.1%. The workers' compensation profit for the first four months of fiscal 1996 of $493,000 was recorded as a reduction of selling, general and administrative expenses, whereas subsequent to that the revenue and direct costs for the workers' compensation program were reflected in their respective accounts. In addition, the first nine months of fiscal 1997 included $308,000 in underbilled/excess charges for PEO medical expenses. After adjusting for the treatment of the workers' compensation profit, one-time charges of $678,000 recorded in the second quarter of 1997 (primarily due to increased workers' compensation charges) and medical expenses, direct costs increased $20,911,000 or 22.7%. As a percentage of revenue, and on an adjusted basis, direct costs for fiscal 1997 and fiscal 1996 were 92.1% and 91.2% respectively. This increase is attributed to the increase in the PEO business as well as the new workers' compensation program, in which the Company is now expensing the maximum workers' compensation exposure on a current basis.

     Gross profits were $8,665,000 and $8,437,000 for fiscal 1997 and 1996, respectively, for an increase of 2.7%. Giving effect to the previously discussed adjustments, gross profits for fiscal 1997 and 1996 would have been $9,651,000 and $8,930,000, respectively. As a percentage of revenue, adjusted gross profits for fiscal 1997 and 1996 would have been 7.9% and 8.8%, respectively, reflecting the increased PEO business in fiscal 1997 which has lower margins but adds more dollars of gross profit.

     Selling, general and administrative costs ("SG&A") for fiscal 1997 increased $2,334,000, or 29%, from $7,972,000 in fiscal 1996 to $10,306,000. Of this increase, $1,973,000 pertains to charges recorded in the second quarter of fiscal 1997, $1,002,000 of which was to increase the bad debt reserve with the balance for other miscellaneous items. Giving effect to these adjustments, SG&A increased 4.5%.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased in fiscal 1999 by $3,249,000 from a deficit of $48,000 to $3,201,000. The increase in cash flows from operations is attributable to the continued earnings improvement of the Company, an increase in depreciation and amortization due to the TeamStaff acquisition and an increase in accrued expenses associated with year end accruals for payroll offset by an increase in accounts receivable. The net cash provided by financing activities increased in fiscal 1999, compared to fiscal 1998 due to the increase in financing for the TeamStaff Companies acquisition. Cash outflow for the purchase of equipment and improvements was $249,000 in fiscal 1999 compared to $184,000 in fiscal 1998. The Company currently anticipates that the capital expenditures in fiscal 2000 will be approximately $300,000. The Company spent $4,509,000 in cash as part of the acquisition of the TeamStaff Companies. At September 30, 1999, the Company had cash of $1,948,000, restricted cash of $362,000 and net accounts receivable of $13,557,000.

     On April 29, 1998, the Company was successful in replacing the former credit facility with a new long-term credit facility from FINOVA Capital Corporation totaling $4.5 million. The credit facility includes a three-year term loan for $2.5 million, with a five-year amortization, at prime + 3% (11.25% at September 30, 1999) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime + 1% (9.25% at September 30, 1999). The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary date of the loan beginning in April, 1999. On April 27, 1999, the Company remitted the first annual success fee of $200,000.

         In January 1999 the Company received an increase of its lending facility from FINOVA Capital Corporation in order to fund the TeamStaff Companies acquisition. The facility is comprised of (i) a three-year term loan, with a five year amortization, and a balloon payment at the end of three years, in the amount of $2,500,000; (ii) a one year bridge loan in the amount of $750,000 and (iii) an increase in the Company's revolving line of credit from $2,000,000 to $2,500,000. The term loan bears an interest rate of prime + 3 %, the bridge loan bears a interest rate of prime + 1%. In addition, the Company will incur "success" fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. On May 27, 1999 the Company retired the bridge loan by a cash payment of $500,000 and a $250,000 increase in TeamStaff's revolving credit line. As a result of the early payment, the Company saved approximately $75,000 in fees and eliminated a 12 % debt instrument.

         On July 22, 1999 the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock subject to the approval of the Company's lenders and any regulatory approval required. As of September 30, and December 31, 1999 the Company repuchased 64,100 and 83,600 shares at an average cost of $1.17 and $1.13, respectively.

         Management of the Company believes that its existing cash and available borrowing capacity will be sufficient to support cash needs through September 30, 2000.

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

         As of the filing of this form, the Company has not experienced any material year 2000 issues.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in interim financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal periods beginning after December 15, 1997, and accordingly the Company adopted the provisions of SFAS 131 in the current year.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company are as follows:

NAME                       AGE                        OFFICE
--------------------------------------------------------------------------------
Karl W. Dieckmann          71            Chairman of the Board of Directors

Rocco Marano               71            Director

Donald T. Kelly            50            Vice President, Chief Financial Officer
                                         and Corporate Secretary

Senator John H. Ewing      79            Director

William J. Marino          56            Director

Donald W. Kappauf          53            President and Chief Executive Officer

Charles R. Dees, Jr.       59            Director

Martin J. Delaney          56            Director

Kirk A. Scoggins           40            President-PEO Division, Director

         On March 17, 1999, TeamStaff, Inc. (formerly Digital Solutions, Inc.) (the "Company") held an Annual Meeting of its Stockholders in Somerset, New Jersey. At this meeting the stockholders approved a staggered Board of Directors consisting of three classes. Each class is elected for a three year term.

         Pursuant to the agreement governing the acquisition of the TeamStaff Companies, the former shareholders of the TeamStaff Companies, were granted the right to have Mr. Kirk Scoggins appointed as a Director of the Company for a two year period ending January 25, 2001. In addition, the Company agreed to consider a second nominee of the former shareholders. No second nominee has been proposed.

         Karl W. Dieckmann, Director of the Company since April, 1990, has been Chairman of the Board since November, 1991. From 1980 to 1988, Mr. Dieckmann was the Executive Vice President of Science Management Corporation and managed the Engineering, Technology and Management Services Groups. From 1948 to 1980, Mr. Dieckmann was employed by the Allied Corporation (now Allied Signal Corporation) in various capacities including President, Semet Solvay Division; Executive Vice President, Industrial Chemicals Division; Vice President Technical -- Fibers Division; Group General Manager -- Fabricated Products Division; and General Manager-Plastics Division, as well as various positions with the Chemicals Division.

         Rocco Marano, joined the Board of Directors in July, 1999. Mr. Marano a prominent telecommunications executive, is the retired chairman and President of Bellcore, Inc. a Bell Communications research and engineering entity formerly owned by the seven Bell regional communications companies. His present additional board affiliations include: Park Place Entertainment Corp. and Computer Horizons Corp. He has also served as Chairman of Horizon Blue Cross Blue Shield of New Jersey.

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

         Senator John H. Ewing, has been a Director of the Company since April, 1990. Senator Ewing has been a State Senator for the state of New Jersey from 1978 to 1998. From 1968 to 1977, Senator Ewing was a New Jersey State Assemblyman. From 1940 to 1968, he was employed by Abercrombie and Fitch Co., New York City, and eventually rose to the position of Chairman of the Board.

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

         Kirk A. Scoggins, the former President and Chairman of the TeamStaff Companies, joined the Company with the acquisition as the President of the PEO Division and a member of the Board of Directors of the Company. Mr. Scoggins is one of the original pioneers of the PEO industry. He established one of Florida's first employee leasing companies based in Tampa in 1985. Mr. Scoggins is a member of the Executive Committee of the Board and immediate Past President of the National Association of Professional Employer Organizations (NAPEO) and is also a founding member and Past President of the Florida Association of PEO's. Pursuant to the terms of the agreements governing the acquisition of the TeamStaff Companies, Mr. Kirk Scoggins served as the nominee of the former stockholders of such entities.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Karl W. Dieckmann, John H. Ewing and William J. Marino served on the Company's Compensation Committee during the last fiscal year. There are no interlocks between the Company's Directors and Directors of other companies.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

         During the fiscal year ended September 30, 1999, the Board of Directors met on 7 occasions and acted by unanimous written consent on 7 occasions. The Board of Directors is comprised of 8 persons and has 3 committees. Messrs. Dieckmann, Ewing, Delaney and Marino are members of the Board's Compensation committee. Messrs. Dieckmann, Ewing, and Dees are members of the Board's Audit Committee. Messrs. Dieckmann, Kappauf and Marino are members of the Board's Nominating Committee. Messrs. Marino, Dees, Kappauf and Scoggins are members of the Strategic Planning Committee. The Audit Committee, the Nominating Committee, Compensation Committee and Strategic Planning Committee of the Board of Directors met on 3, 1, 4 and 1 occasions, respectively, during the fiscal year. No director failed to attend fewer then 75% of the Board or Committee meetings.

ITEM 11. EXECUTIVE COMPENSATION

         The following provides certain summary information concerning compensation paid or earned by the Company during the years ended September 30, 1999, 1998 and 1997 to the Company's Chief Executive Officer and each of the executive officers of the Company who received in excess of $100,000 in compensation during the last fiscal year.

NAME AND                                   ANNUAL COMPENSATION                   LONG TERM COMPENSATION
PRINCIPAL POSITION             YEAR        SALARY         BONUS        OTHER     OPTIONS/SAR'S
-------------------------------------------------------------------------------------------------------
Donald W. Kappauf, (1)
Chief Executive Officer        1999        $225,154       $175,500     $14,876    50,000
                               1998        $173,308       $  89,670    $16,991   200,000
                               1997        $121,154       $  25,000    $0        0

Donald T. Kelly, (2)
Chief Financial Officer        1999        $163,115       $  87,800    $0        50,000
                               1998        $151,038       $  45,000    $0        50,000
                               1997        $ 90,865       $  20,000    $0        30,000

Kirk A. Scoggins, (3)
President-PEO Division         1999        $135,625       $0           $0        100,000

George J. Eklund, (4)
Director                       1999        $100,153       $0           $0        0
                               1998        $210,000       $0           $0        0
                               1997        $210,000       $0           $0        0

(1) The 1997 salary includes Mr. Kappauf's compensation for the executive vice president position he assumed on August 27, 1997. His compensation in 1997, prior to becoming executive vice president was $105,288. Other compensation includes car and car insurance.

(2) Mr. Kelly was granted a sign on bonus of $20,000 at employment, on January 20, 1997.

(3) The 1999 salary includes Mr. Scoggin's compensation for the President-PEO Division position as of January 25, 1999.

(4) Mr. Eklund's employment with the Company commenced on September 19, 1994. He assumed the position of Chief Executive Office in March 1996. In December 1997 due to health concerns, his position changed. Mr. Eklund remained a Director until his resignation on January 14, 1999.

     The Company provides normal and customary life and health insurance benefits to all of its employees including executive officers. The Company has no retirement or pension plan other than a 401(k), which is voluntary.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company are not compensated for services in such capacity except under the Director Plan, as defined below. Non-Employee Directors receive $1,000 per board meeting and $ 500.00 per non-board meeting, related travel expenses, and $400 for each committee meeting. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

EMPLOYMENT AGREEMENT

         Effective March 12, 1996, the Company entered into a new employment agreement with Mr. Eklund for a three year term. The employment agreement provided for (i) annual compensation of $210,000 for the first year of the agreement increasing at the discretion of the Company; (ii) a bonus in accordance with a plan to be established by the Company; (iii) the award of stock options to purchase 300,000 shares of the Company's common stock, subject to vesting requirements; (iv) certain insurance and severance benefits; and (v) a $700 per month automobile allowance. Effective December 16, 1997, Mr. Eklund's position was changed for health reasons. The Company and Mr. Eklund entered into an agreement regarding the change in his position. Pursuant to this agreement, Mr. Eklund no longer served as President and Chief Executive Officer of the Company. Mr. Eklund remained a Director and proformed special projects work for compensation until January 14, 1999. Mr. Eklund received his salary and certain other benefits as provided in his original employment agreement until March 1999.

         The Company reached an agreement with Donald Kappauf on a three year renewal of Mr. Kappauf's employment agreement effective January 3, 2000. Mr. Kappauf will continue to serve as the Company's President and Chief Executive Officer and will receive (i) annual compensation of $225,000 for the first year of the agreement increasing at the discretion of the compensation committee; and (ii) a bonus based on the achievement of certain performance criteria as determined by the compensation committee. In addition, Mr. Kappauf receives certain other benefits including insurance benefits and a car allowance.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               (INDIVIDUAL GRANTS)

                                              PERCENTAGE OF
                        NO. OF SECURITIES     TOTAL OPTIONS/
                        UNDERLYING OPTIONS    GRANTED IN FISCAL    EXERCISE OF BASE
NAME                    GRANTED               YEAR                 PRICE PER SHARE     EXPIRATION DATE
------------------------------------------------------------------------------------------------------
Donald Kappauf           50,000               12%                  $     1.2188        01/04/2004

Donald Kelly             50,000               12%                  $     1.2188        01/04/2004

Kirk Scoggins           100,000               24%                  $     1.0000        04/01/2004

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

         The following table sets forth information with respect to the named executive officers concerning exercise of stock options and SARs during the last fiscal year and the value of unexercised options and SARs held as of the year ended September 30, 1999.

                                                            NUMBER OF SECURITIES         VALUE OF
                                                            UNDERLYING                   UNEXERCISED IN-THE-
                                                            UNEXERCISED                  MONEY OPTIONS AS
                           SHARES                           OPTIONS/SARS                 OF SEPTEMBER 30,
                           ACQUIRED                         SEPTEMBER 30, 1999           1999
                           ON                VALUE          EXERCISABLE/                 EXERCISABLE/
NAME                       EXERCISE        REALIZED         UNEXERCISABLE                UNEXERCISABLE(1)
------------------------------------------------------------------------------------------------------------
Donald W. Kappauf               0               0               250,000/100,000               $0/$0
Donald T. Kelly                 0               0               80,000/50,000                 $0/$0
Kirk A. Scoggins                0               0               0/100,000                     $0/$109,380

(1) Based upon a closing bid price of the Common Stock at $1 3/32 per share on September 30, 1999.


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

         The 1990 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Committee has full authority to interpret the 1990 Plan and to establish and amend rules and regulations relating thereto.

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

         The Compensation Committee may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay any taxes that may arise in connection with the exercise or cancellation of an option.

         Unless sooner terminated, the 1990 Plan will expire in April 2000.

         In April 1990, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan") which was approved by shareholders in August, 1991 and amended in March 1996. The Director Plan provides for issuance of a maximum of 500,000 shares of common stock upon the exercise of stock options arising under the Director Plan. Options may be granted under the Director Plan until April, 2000 to: (i) non-executive directors as defined and, (ii) members of any advisory board established by the Company who are not full-time employees of the Company or any of its subsidiaries. The Director Plan provides that each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 31, 1999 with respect to each director, each of the named executive officers as defined in Item 402(a)(3), and directors and executive officers of the Company as a group, and to the persons known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

                                                     Number of Shares     Percent of Company's
Name of Shareholder                                  Presently Owned(1)   Outstanding Stock
----------------------------------------------------------------------------------------------
Karl W. Dieckmann(2)                                 320,743              1.15%
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Senator John H. Ewing(3)                             153,125              *
76 Claremont Road
Barnardsville, NJ 07924

William J. Marino(4)                                  98,617              *
c/o Blue Cross/Blue Shield
      of New Jersey
3 Penn Plaza East
Newark, NJ 07105

Donald W. Kappauf(5)                                 626,248              2.25%
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Donald T. Kelly(6)                                    88,850              *
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Charles R. Dees, Jr. Phd(7)                           11,586              *
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Martin J. Delaney(8)                                 118,073              *
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Kirk Scoggins (9)                                  3,286,931              11.79%
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Warren M. Cason (10)                               2,220,654              7.97%
400 N. Ashley Drive, Suite 2300
Tampa, FL 33602

Warren M. Cason Jr. (11)                           1,843,889              6.62%
Trustee of the Dorothy C. Cason
1997 Three Year Grantor Retained
Annuity Trust c/o Warren M. Cason
400 N. Ashley Drive, Suite 2300
Tampa, FL 33602

Dorothy Cason (11)                                   160,338              *
400 N. Ashley Drive, Suite 2300
Tampa, FL 33602

Mellissa C. Scoggins (12)                            721,522              2.59%
Trustee of the Kirk Allan Scoggins
1997 Three Year Grantor Retained Annuity Trust

All officers and directors as a group              4,704,173              16.88%
(8)persons (2,3,4,5,6,7,8,9)
--------------------------------------------------------------------------------

*        Less than 1 percent.

(1) Ownership consists of sole voting and investment power except as otherwise noted.

(2) Includes options to purchase 20,000 shares of the Company's common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(3) Includes options to purchase 25,000 shares of the Company's common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(4) Includes options to purchase 40,000 shares of the Company's common stock, and warrants to purchase 2,500 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(5) Includes options to purchase 247,500 shares of the Company's common stock, and excludes unvested options to purchase 100,000 shares of common stock.

(6) Includes options to purchase 80,000 shares of the Company's common stock, and excludes unvested options to purchase 50,000 shares of common stock.

(7) Includes options to purchase 6,250 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(8) Includes options to purchase 6,250 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(9) Mr. Scoggins received these shares as a former owner of the TeamStaff Companies which were acquired by the Company on January 25, 1999. Mr. Scoggins also joined the Company's Board of Directors on January 25, 1999. Of the 3,286,921 shares currently owned by Mr. Scoggins, 223,442 shares have been placed in escrow to indemnify the Company for certain representations regarding TeamStaff Companies made by the former owners of the TeamStaff Companies. Excludes unvested options to purchase 100,000 shares.

(10) Mr. Cason received these shares as a former owner of the TeamStaff Companies which were acquired by the Company on January 25, 1999. Of the 2,220,654 shares currently owned by Mr. Cason, 150,957 shares have been placed in escrow to indemnify the Company for certain representations regarding TeamStaff Companies made by the former owners of the TeamStaff Companies.

(11) This Trust received these shares as a former owner of the TeamStaff Companies which were acquired by the Company on January 25, 1999. Of the 1,843,889 shares currently owned by this Trust, 125,355 shares have been placed in escrow to indemnify the Company for certain representations regarding TeamStaff Companies made by the former owners of the TeamStaff Companies.

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
                  Company, the Merger Corporations, the TeamStaff Entities and certain individuals and trusts as shareholders of the TeamStaff Entities (filed as Exhibit A to Proxy Statement of Digital Solutions,
                  Inc, dated November 12, 1998).

3.1      --       Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit A to
                  Definitive Proxy Material dated July 20, 1990)

3.1.1    --       Form of Amendment to Amended and Restated Certificate of Incorporation (filed as Exhibit G to the Company's Proxy Statement dated November 12, 1998 as filed with the Securities and
                  Exchange Commission).

3.2      --       By-Laws of Registrant (Exhibit 10.1 to Form 8-K dated March 2l, 1990)

10.2     --       Employment Agreement with Donald Kappauf (Exhibit 3 to Form 8-K dated May 17, 1990).

10.4     --       Agreement between Registrant and First Fidelity Bank, N.A. (Exhibit 10.4 to Form 10-K for fiscal year ended September 30, 1991).

10.5     --       Agreement between Registrant and Midatlantic Banks, Inc. dated October 11, 1991 (Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 1991).

10.6     --       Lease dated 10/15/91 for office space at 4041 Hadley Road, South Plainfield, New Jersey (Exhibit
                  10.6 to Form 10-K for fiscal year ended September 30, 1991).

10.7     --       Employment Agreement between Karl Dieckmann and the Company dated November 1, 1991
                  (Exhibit 10.7 to Form 10-K for fiscal year ended September 30, 1991).

10.6.1   --       Lease dated May 30, 1997 for office space at 300 Atrium, Somerset, New Jersey (Exhibit 10.6.1 to Form 10-K for the fiscal year ended September 30, 1997).

10.15.1  --       Employment agreement between George J. Eklund and the Company dated March 12, 1996
                  (Exhibit 10.15.1 to Form 10-K for the fiscal year ended September 30, 1997).

10.15.2  --       Amended employment agreement between George J. Eklund and the Company dated December
                  16, 1997 (Exhibit 10.15.2 to Form 10-K for the fiscal year ended September 30, 1997).

10.10    --       Employment Contract between David L. Clark and the Company dated January 1, 1993.

10.11    --       Bridge financing between Katie and Adam Bridge Partners, L. P. and the Company in June, 1993.

10.12    --       Sales representation agreement between Sid A. Robinson, III and the Company dated April 14, 1993.

10.13    --       Agreement between Staff Leasing of Mississippi, Inc. and the Company for the purchase of business and assets dated November 4, 1993.

10.15    --       Employment agreement between George J. Eklund and the Company dated September 19, 1994.

10.16.1  --       Seventh Amended Loan Agreement between Registrant and Summit Bank and sixth amended
                  Promissory Note (Exhibit 10.16.1 to Form 10-K for the fiscal year ended September 30, 1997).

10.17    --       Loan and Security Agreement dated April 28, 1998 among Digital Solutions, Inc. and FINOVA
                  Capital Corporation (Filed as Exhibit 10.17 to Form 10K filed January 12, 1999).

10.18    --       Secured Promissory Note in the principal amount of $2,500,000 dated April 28, 1998 in favor of
                  FINOVA Capital Corporation (Filed as Exhibit 10.18 to Form 10K filed January 12, 1999).

10.19    --       Stock Pledge Agreement (Security Agreement) dated April 28, 1998 between FINOVA Capital
                  Corporation and Digital Solutions, Inc.(Filed as Exhibit 10.19 to Form 10K filed January 12, 1999).

10.20    --       Employment Agreement between the Company and Kirk Scoggins dated January 25, 1999
                  (Filed as Exhibit 10.1 to Form 8K dated January 25, 1999).

10.21    --       Registration Rights Agreement between the Company and certain former shareholders of the
                  TeamStaff Companies dated as of January 25, 1999 (Filed as Exhibit 10.2 to Form 8K
                  dated January 25, 1999)

10.22    --       Amended and Restated Loan and Security Agreement between the Company and Finova
                  Capital Corporation dated January 25, 1999 (Filed as Exhibit 10.3 to Form 8K dated
                  January 25, 1999).

10.23    --       Amended and Restated Note in the principal amount of $2,166,664 dated January 25,
                  1999 (Filed as Exhibit 10.4 to Form 8K dated January 25, 1999).

10.24    --       Secured Note in the amount of $2,500,000 in favor of Finova Capital Corporation dated
                  January 25, 1999 (Filed as Exhibit 10.5 to Form 8K dated January 25, 1999).

10.25    --       Secured Note in the amount of $750,000 in favor of Finova Capital Corporation dated
                  January 25, 1999 (Filed as Exhibit 10.6 to Form 8K dated January 25, 1999).

10.26    --       Schedule to Amended and Restated Loan Agreement dated January 25, 1999 with Finova
                  Capital Corporation (Filed as Exhibit 10.7 to Form 8K dated January 25, 1999).

21.0*    --       Subsidiaries of  Registrant.

23.1*    --       Consent of Arthur Andersen, LLP to the incorporation of its report on the  Company's financial statements into the Company's previously filed Registration Statements on Form S-3 file number
                  33-85526, 33-70928, 33-91700 and 33-09313.

27.0*    --       Financial Data Schedule.

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

                                     TEAMSTAFF, INC.

                                     /s/Donald W. Kappauf
                                     -------------------------------------

                                     Donald W. Kappauf
                                     President and Chief Executive Officer

Dated: January 11, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Rocco Marano                       Director                          January 11, 2000
-----------------------------
Rocco Marano

/s/Karl W. Dieckmann                  Chairman of the Board             January 11, 2000
-----------------------------
Karl W. Dieckmann

/s/John H. Ewing                      Director                          January 11, 2000
-----------------------------
Senator John H. Ewing

/s/William J. Marino                  Director                          January 11, 2000
-----------------------------
William J. Marino

/s/Charles R. Dees, Jr. Phd           Director                          January 11, 2000
-----------------------------
Charles R. Dees, Jr. Phd

/s/Martin J. Delaney                  Director                          January 11, 2000
-----------------------------
Martin J. Delaney

/s/Kirk A. Scoggins                   President-PEO                     January 11, 2000
-----------------------------         Director
Kirk A. Scoggins

/s/Donald W. Kappauf                  President & Chief                 January 11, 2000
-----------------------------         Executive Officer
Donald W. Kappauf

/s/Donald T. Kelly                    Chief Financial Officer           January 11, 2000
-----------------------------         & Corporate Secretary
Donald T. Kelly

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                Page
                                                                                ----
Report Of Independent Public Accountants                                         F-2

Consolidated Balance Sheets As Of September 30, 1999 and 1998                    F-3

Consolidated Statements Of Operations For The Years Ended
   September 30, 1999, 1998 and 1997                                             F-5

Consolidated Statements Of Shareholders' Equity For The Years Ended
   September 30, 1999, 1998 and 1997                                             F-6

Consolidated Statements Of Cash Flows For The Years Ended                        F-7
   September 30, 1999, 1998 and 1997

Notes To Consolidated Financial Statements                                       F-8

Schedule I -- Valuation And Qualifying Accounts For The Years Ended
   September 30, 1999, 1998 and 1997                                             S-1

Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

      TeamStaff, Inc.:

We have audited the accompanying consolidated balance sheets of TeamStaff, Inc. (formerly Digital Solutions, Inc.) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeamStaff, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

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

                               ARTHUR ANDERSEN LLP

Roseland, New Jersey
December 14, 1999

                        TEAMSTAFF, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 AND 1998

                                   ASSETS                                 1999              1998
                                   ------                              -----------       -----------
CURRENT ASSETS:
   Cash and cash equivalents                                           $ 1,948,000       $ 1,530,000
   Restricted cash                                                         362,000                 0
   Accounts receivable, net of allowance for doubtful accounts
      of $209,000 and $284,000 at September 30, 1999 and 1998           13,557,000         6,891,000
   Deferred tax asset                                                    1,464,000           380,000
   Other current assets                                                    552,000           311,000
                                                                       -----------       -----------
                     Total current assets                               17,883,000         9,112,000
                                                                       -----------       -----------
EQUIPMENT AND IMPROVEMENTS:
   Equipment                                                             3,748,000         3,336,000
   Leasehold improvements                                                  100,000            47,000
                                                                       -----------       -----------
                                                                         3,848,000         3,383,000
   Less - accumulated depreciation and amortization                      3,023,000         2,591,000
                                                                       -----------       -----------
                                                                           825,000           792,000
DEFERRED TAX ASSET                                                         328,000         1,782,000

INTANGIBLE ASSETS, net of accumulated amortization of $1,680,000
   and $1,082,000 at September 30, 1999 and 1998                        16,798,000         4,096,000

OTHER ASSETS                                                               548,000           866,000
                                                                       -----------       -----------
                                                                       $36,382,000       $16,648,000
                                                                       ===========       ===========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 AND 1998

               LIABILITIES AND SHAREHOLDERS' EQUITY                               1999                1998
               ------------------------------------                           ------------        ------------
CURRENT LIABILITIES:
    Current portion of long-term debt                                         $  1,034,000        $    540,000
    Accounts payable                                                             2,924,000           1,792,000
    Accrued expenses and other current liabilities                              10,957,000           3,461,000
                                                                              ------------        ------------
                      Total current liabilities                                 14,915,000           5,793,000

LONG-TERM DEBT, net of current portion                                           4,502,000           2,981,000
                                                                              ------------        ------------
                      Total liabilities                                         19,417,000           8,774,000
                                                                              ------------        ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; authorized 40,000,000 shares;
       issued 27,932,513 and 19,356,833; outstanding 27,868,413 and
       19,356,833 at September 30, 1999 and 1998                                    28,000              19,000
    Additional paid-in capital                                                  21,073,000          13,692,000
    Accumulated deficit                                                         (4,061,000)         (5,837,000)
    Treasury stock, 64,100 shares at cost                                          (75,000)                  0
                                                                              ------------        ------------
                                                                                16,965,000           7,874,000
                                                                              ------------        ------------
                                                                              $ 36,382,000        $ 16,648,000
                                                                              ============        ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        For the Years Ended September 30,
                                                                 1999                 1998                 1997
                                                             -------------        -------------        -------------
REVENUES                                                     $ 244,830,000        $ 139,435,000        $ 122,559,000

DIRECT EXPENSES                                                228,294,000          129,747,000          113,894,000
                                                             -------------        -------------        -------------
                     Gross profit                               16,536,000            9,688,000            8,665,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                     12,181,000            7,389,000           10,306,000

DEPRECIATION AND AMORTIZATION                                    1,124,000              661,000            1,010,000
                                                             -------------        -------------        -------------
                     Income (loss) from operations               3,231,000            1,638,000           (2,651,000)
                                                             -------------        -------------        -------------
OTHER INCOME (EXPENSE):
   Interest income                                                 492,000              323,000              196,000
   Interest expense                                             (1,133,000)            (554,000)            (377,000)
   Other income                                                     35,000                    0                    0
                                                             -------------        -------------        -------------
                                                                  (606,000)            (231,000)            (181,000)
                                                             -------------        -------------        -------------
                     Income (loss) before income taxes           2,625,000            1,407,000           (2,832,000)

INCOME TAX BENEFIT (EXPENSE)                                      (849,000)           1,296,000                    0
                                                             -------------        -------------        -------------
                     Net income (loss)                       $   1,776,000        $   2,703,000          ($2,832,000)
                                                             =============        =============        =============
EARNINGS (LOSS) PER  SHARE - BASIC                           $        0.07        $        0.14               ($0.15)
                                                             =============        =============        =============
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING - BASIC                         24,947,321           19,271,897           19,070,349
                                                             =============        =============        =============
EARNINGS (LOSS) PER  SHARE - DILUTED                         $        0.07        $        0.14               ($0.15)
                                                             =============        =============        =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
   OUTSTANDING - DILUTED                                        25,008,864           19,403,298           19,070,349
                                                             =============        =============        =============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                 Common Stock                                           Treasury Stock
                                            ------------------------    Additional                   ---------------------
                                                                         Paid-In      Accumulated
                                              Shares        Amount       Capital        Deficit      Shares        Amount
                                          --------------------------------------------------------------------------------
BALANCE, September 30, 1996                 18,786,609   $    19,000   $12,857,000     ($5,708,000)       -       $     -

  Exercise of stock options                    204,471             -        53,000               -        -             -
  Exercise of stock warrants                   117,347             -       181,000               -        -             -
  Stock issued for employee bonus               33,333             -       100,000               -        -             -
  Proceeds related to LNB settlement,
   net of expenses                                   -             -       202,000               -        -             -
  Net loss                                           -             -             -      (2,832,000)       -             -
                                          --------------------------------------------------------------------------------
BALANCE, September 30, 1997                 19,141,760        19,000    13,393,000      (8,540,000)       -             -

  Common stock issued in connection
   with financing                              156,250             -       250,000               -        -             -
  Common stock issued                           58,823             -        49,000               -        -             -
  Net income                                         -             -             -       2,703,000        -             -
                                          --------------------------------------------------------------------------------
BALANCE, September 30, 1998                 19,356,833        19,000    13,692,000      (5,837,000)       -             -

  Common stock sold                              5,336             -         9,000               -        -             -
  Common stock repurchased                           -             -             -               -   64,100       (75,000)
  Exercise of stock options                     20,000             -        16,000               -        -             -
  Exercise of stock warrants                     5,000             -         6,000               -        -             -
  Common stock issued in connection
   with acquisition                          8,545,344         9,000     7,302,000               -        -             -
  Non-cash compensation expense
   related to warrants                               -             -        44,000               -        -             -
  Proceeds related to LNB settlement,
   net of expenses                                   -             -         4,000               -        -             -
  Net income                                         -             -             -       1,776,000        -             -
                                          --------------------------------------------------------------------------------
BALANCE, September 30, 1999                 27,932,513   $    28,000   $21,073,000     ($4,061,000)  64,100      ($75,000)
                                          ================================================================================


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended September 30,
                                                                       1999             1998             1997
                                                                    -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $ 1,776,000      $ 2,703,000      ($2,832,000)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities, net of
      acquired business-
      Deferred income taxes                                             600,000       (1,402,000)               0
      Depreciation and amortization                                   1,124,000          661,000        1,010,000
      Provision for doubtful accounts                                    27,000         (247,000)       1,120,000
      Stock issued for employee bonus                                         0                0          100,000
      Non-cash compensation expense                                      44,000                0                0
   Changes in operating assets and liabilities-
      Increase in accounts receivable                                (4,016,000)        (824,000)        (602,000)
      Decrease (increase) in other current assets                       458,000         (289,000)        (106,000)
      Decrease (increase) in other assets                               225,000         (249,000)               0
      Increase (decrease) in accounts payable, accrued
         expenses and other current liabilities                       3,325,000       (1,139,000)       1,855,000
      (Increase) decrease in restricted cash                           (362,000)         738,000          417,000
                                                                    -----------      -----------      -----------
                      Net cash provided by (used in) operating
                      activities                                      3,201,000          (48,000)         962,000
                                                                    -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of equipment and leasehold improvements                   (249,000)        (184,000)        (347,000)
   Acquisition of TeamStaff Companies, net of cash acquired          (4,509,000)               0                0
                                                                    -----------      -----------      -----------
                        Net cash used in investing activities        (4,758,000)        (184,000)        (347,000)
                                                                    -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on line of credit                       $ 1,015,000      $ 1,103,000      $   410,000
   Proceeds from borrowings on long-term debt                         2,500,000        2,500,000                0
   Principal payments on long-term debt                                (792,000)        (167,000)               0
   Payments on revolving line of credit                                (663,000)      (2,697,000)        (620,000)
   Repayments on capital leases obligations                             (45,000)        (117,000)               0
   Net proceeds from issuance of common stock, net of expenses            9,000          299,000                0
   Net proceeds from the exercise of stock options and warrants          22,000                0          234,000
   Repurchase of common shares                                          (75,000)               0                0
   Proceeds from LNB settlement, net of expenses                          4,000                0          202,000
                                                                    -----------      -----------      -----------
                     Net cash provided by financing activities        1,975,000          921,000          226,000
                                                                    -----------      -----------      -----------
                     Net increase in cash and cash
                     equivalents                                        418,000          689,000          841,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        1,530,000          841,000                0
                                                                    -----------      -----------      -----------
CASH  AND CASH EQUIVALENTS AT END OF YEAR                           $ 1,948,000      $ 1,530,000      $   841,000
                                                                    ===========      ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid during the year for-
      Interest                                                      $   790,000      $   439,000      $   363,000
                                                                    ===========      ===========      ===========
          Taxes                                                     $   374,000      $    80,000      $    31,000
                                                                    ===========      ===========      ===========

During 1999 the Company issued common stock valued at $7.3 million in connection with the acquisition of the TeamStaff Companies.

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION AND BUSINESS:

            TeamStaff, Inc., formerly Digital Solutions, Inc. (the "Company"), a New Jersey Corporation, with its subsidiaries, provides a broad spectrum of human resource services including professional employer services, payroll processing, human resource administration and placement of temporary and permanent employees. The Company has regional offices in Somerset, New Jersey; Houston and El Paso, Texas; and Clearwater and Tampa, Florida and sales service centers in New York, New York; El Paso and Houston, Texas; Tampa, Orlando and Clearwater, Florida; Atlanta, Georgia; and Somerset, New Jersey.

            Effective January 25, 1999, the Company acquired the ten entities operating under the trade name, the TeamStaff Companies. In conjunction with the acquisition, the Company changed its name from Digital Solutions, Inc., to TeamStaff, Inc.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION-

            The accompanying consolidated financial statements include those of TeamStaff, Inc., and its wholly-owned subsidiaries. The results of operations of acquired companies within the period reflected have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

         CONCENTRATIONS OF CREDIT RISK-

            The Company's customer base consists of over 2,150 client companies, representing approximately 42,000 employees (including payroll services) as of September 30, 1999. The Company's client base is broadly distributed throughout a wide variety of industries; however, more than 70% of the customers in the payroll processing area are in the construction industry and substantially all of TeamStaff-RX customers are in the healthcare industry.

         CASH EQUIVALENTS-

            For purposes of the statements of cash flows, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

         EQUIPMENT AND IMPROVEMENTS-

            Equipment and improvements are stated at cost. Depreciation and amortization are provided using straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the lease term or estimated useful life for leasehold improvements.

         INTANGIBLE ASSETS-

            Intangible assets consist of the following:

                                                1999              1998
                                            ------------      ------------
               Trade Name                   $  4,700,000      $          0
               Goodwill                       13,778,000         5,178,000
                                            ------------      ------------
                                              18,478,000         5,178,000
               Accumulated Amortization       (1,680,000)       (1,082,000)
                                            ------------      ------------
                                            $ 16,798,000      $  4,096,000
                                            ============      ============

            Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the acquisition date and is being amortized on a straight line basis over 20 to 25 years. Trade name is being amortized on a straight line basis over 25 years. Amortization expense charged to operations was approximately $598,000 for fiscal year 1999, $247,000 for fiscal year 1998 and $434,000 for fiscal year 1997. Amortization expense for 1997 includes a $261,000 provision for goodwill impairment associated with the Company's decision not to remain in the insurance business.

         LONG-LIVED ASSETS-

            The Company reviews it long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management of the Company believes that no such events or changes in circumstances have occurred. If such events or changes in circumstances are present, a loss is recognized to the extent that the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

         INCOME TAXES-

            The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates currently in effect.

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

            In accordance with SFAS 128, the following table reconciles net income (loss) and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                                                      Fiscal Years Ended September 30,
                                                                  1999             1998             1997
                                                               ------------     ------------     ------------
             Numerator:
               Net income (loss)                               $  1,776,000     $  2,703,000     ($ 2,832,000)
                                                               ------------     ------------     ------------
             Denominator:
               Weighted average number of common shares
                 outstanding - Basic                             24,947,321       19,271,897       19,070,349
               Incremental shares for assumed conversions
                 of stock options/warrants                           61,543          131,401                0
                                                               ------------     ------------     ------------
               Weighted average number of common and
                 equivalent shares outstanding-Diluted           25,008,864       19,403,298       19,070,349
                                                               ------------     ------------     ------------
             Earnings (loss) per share - Basic and Diluted     $       0.07     $       0.14     ($      0.15)
                                                               ============     ============     ============


            Stock options and warrants outstanding at September 30, 1999 to purchase 883,379 shares of common stock were not included in the computation of Diluted EPS as they were antidilutive.

         RECENTLY ISSUED ACCOUNTING STANDARDS-

            In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP 98-1), "Accounting for the Costs of Computer Software Development or Obtained for Internal Use." SOP 98-1 requires that computer software costs that are incurred in the preliminary project stage be expensed as incurred and that criteria be met before capitalization of costs to develop or obtain computer software for internal use. Adoption of SOP 98-1 is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements. In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 is required for fiscal years beginning after December 15, 1998. The Company does not believe that the new standard will have a material impact on the Company's consolidated financial statements.

         RECLASSIFICATIONS-

            Certain amounts in the prior years financial statements have been reclassified to conform to the current year presentation.

(3)   INCOME TAXES:

         At September 30, 1999, the Company had available operating loss carryforwards of approximately $4,654,000 to reduce future periods' taxable income. The carryforwards expire in various years beginning in 2004 and extending through 2012.

         The Company has recorded a $1,792,000 and a $2,162,000 deferred tax asset at September 30, 1999 and 1998, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. During 1999 and 1998 the Company reduced its valuation allowance by $400,000 and $2,280,000, respectively. In order for the Company to realize a $1,792,000 deferred tax asset, the Company would have to generate approximately $5,000,000 in future taxable income. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset as a result of recent business developments, its ability to meet its operating plan as well as the resolution of significant past problems which had adversely affected the Company's operations in prior years.

         An analysis of the Company's deferred tax asset is as follows-

                                             1999            1998
                                         -----------     -----------
Net operating loss carryforwards         $ 1,675,000     $ 2,350,000
Allowance for doubtful accounts               75,000         102,000
Other items, net                              42,000         110,000
                                         ---------------------------
     Gross deferred income tax asset       1,792,000       2,562,000
Valuation allowance                                -        (400,000)
                                         ---------------------------
      Deferred income tax asset          $ 1,792,000     $ 2,162,000
                                         ===========================

            The components of the income tax expense (benefit) for income taxes are summarized as follows-

                                                        Fiscal Years Ended September 30,
                                                      1999            1998             1997
                                                  -----------     -----------      -----------
Current expense                                   $   249,000     $   106,000      $         0
Deferred  expense (benefit)                           600,000      (1,402,000)               0
                                                  -----------     -----------      -----------
              Total expense (benefit)             $   849,000     ($1,296,000)     $         0
                                                  ===========     ===========      ===========


            The following table indicates the significant elements contributing to the difference between the Federal statutory rates and the Company's effective tax rate-

                                                     Fiscal Years Ended September 30,
                                                     1999          1998          1997
                                                     ----          ----          ----
Federal statutory rate                                 34%           34%          (34%)
State taxes net of federal income tax benefit           7             5             0
Valuation allowance                                     0             0            34
Reversal of valuation allowance                       (15)         (134)            0
Goodwill amortization                                   4             0             0
Other                                                   2             3             0
                                                     ----          ----          ----
                                                       32%          (92%)           0%
                                                     ====          ====          ====


(4)   DEBT:

On April 29, 1998, the Company was successful in replacing a former credit facility with a new long-term credit facility from FINOVA Capital Corporation totaling $4,500,000. Substantially all assets of the Company secure the credit facility. The facility includes a three-year term loan for $2,500,000, with a five year amortization, and a balloon payment at the end of three years at prime plus 3% (11.25% as of September 30, 1999) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime plus 1% (9.25% as of September 30, 1999). The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary date of the loan. The credit facility was subject to certain covenants including but not limited to a minimum current ratio, debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On April 27, 1999, the Company remitted the first annual success fee of $200,000.

On January 25, 1999, the Company received an increase of its present lending facility from FINOVA Capital Corporation in order to fund the TeamStaff acquisition. The facility is comprised of (i) a three-year term loan, with a five year amortization, and a balloon payment at the end of three years, in the amount of $2,500,000; (ii) a one year bridge loan in the amount of $750,000 and
(iii) an increase in the Company's revolving line of credit from $2,000,000 to $2,500,000. The term loan bears an interest rate of prime plus 3% (11.25% as of September 30, 1999) and the bridge loan bears an interest rate of 12%. In addition, the Company will incur success fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the additional loan. The revised credit facility is subject to certain covenants including but not limited to a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On May 27, 1999 the Company retired the bridge loan by a cash payment of $500,000 and a $250,000 increase in TeamStaff's revolving credit line.

         Long-term debt at September 30, 1999 and 1998 consists of the following-

                                          1999             1998
                                      -----------      -----------
            Revolving Loan            $ 1,455,000      $ 1,103,000
            Term Loan                   4,041,000        2,333,000
            Capital leases                 40,000           85,000
                                      -----------      -----------
                                        5,536,000        3,521,000
            Less- Current portion      (1,034,000)        (540,000)
                                      -----------      -----------
                                      $ 4,502,000      $ 2,981,000
                                      ===========      ===========

         Maturities of long-term debt as of September 30, 1999 are as follows-

                       Year Ending
                      September 30,
                      -------------
                           2000                 $1,034,000
                           2001                  3,294,000
                           2002                  1,208,000
                                                ----------
                                                $5,536,000
                                                ==========

(5)   ACCRUED EXPENSES AND
      OTHER CURRENT LIABILITIES:

         Accrued expenses and other current liabilities at September 30, 1999 and 1998 consist of the following-

                                                   1999            1998
                                                -----------     -----------
            Payroll and payroll taxes           $ 8,626,000     $ 2,415,000
            Worker's compensation insurance       1,006,000         403,000
            Other                                 1,325,000         643,000
                                                -----------     -----------
                                                $10,957,000     $ 3,461,000
                                                ===========     ===========

(6)   COMMITMENTS AND CONTINGENCIES:

         LEASES-

            Minimum payments under noncancellable lease obligations at September 30, 1999 are as follows-

                            Year Ending
                           September 30,
                           -------------
                                 2000                 $730,000
                                 2001                  776,000
                                 2002                  742,000
                                 2003                  729,000
                                 2004                  742,000
                              Thereafter             1,246,000
                                                    ----------
                                                    $4,965,000
                                                    ==========


            Rent expense under all operating leases was $794,000 in 1999, $630,000 in 1998 and $537,000 in 1997.

            WORKERS' COMPENSATION POLICY-

            Generally accepted accounting principles require that all incurred, but not paid claims, as well as an estimate for claims incurred, but not reported ("IBNR"), be accrued on the balance sheet as a current liability, although a portion of the claims may not be paid in the following 12 months. In September 1998, the Company negotiated and settled with Liberty Mutual Insurance Company for its liability on all workers' compensation claims incurred during the three year period 1995, 1996 and 1997. In return for terminating all future exposure under the Liberty Mutual workers' compensation policy, the Company agreed to make a one-time payment of approximately $919,000. The settlement was funded by allocating $738,000 of the Company's restricted cash, which had been used to collateralize a portion of the letter of credit to Liberty Mutual and by internal funds of $181,000.

            On April 1, 1997, the Company entered into a workers' compensation policy with a new carrier. Under the terms of the new workers' compensation insurance program the Company is required to fund the anticipated loss reserves on a current basis. On April 1, 1999, the Company terminated its program with the insurance carrier and consolidated its workers' compensation program under a new carrier who had been the carrier for the TeamStaff Companies.

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

            In March 1996, the Company commenced action against LNB, Donaldson, Lufkin & Jenrette Securities Corporation and other individuals to recover damages on account of the wrongful sale of the Company's common stock. On July 2, 1997, the Company settled the action. Without admitting or denying the allegations in the complaint, the defendants agreed to pay $676,000 of which $426,000 ($202,000, net of expenses) has been paid with the balance of $250,000 to be paid by LNB on or before August 4, 1997. The payment was not made by LNB as of December 28, 1998 and as a result, the Company has commenced collection proceedings. The amount due is secured by a confession of judgment and a mortgage in the amount of $625,000. The payments under the settlement agreement are in addition to $229,000 previously received from LNB bringing the total recovered to approximately $905,000, assuming LNB complies with the terms of the settlement and remits the last payment of $250,000. The agreement also provides that upon payment of all sums due under the settlement agreement, LNB shall be deemed to have made full restitution to the Company for the claims alleged in the action.

            The Company's subsidiary, DSI Staff Connxions-Southwest, Inc., is the defendant in a lawsuit whereby a former leased employee of a client obtained a judgment against the Company during August 1998 in the amount of $315,000 including interest. The judgment includes approximately $115,000 in compensatory damages and $200,000 in punitive damages. The Company has posted a bond for the full amount of the judgment and is appealing the judgment. Management of the Company, after consultation with counsel, believes that there is no basis for the awarding of punitive damages, and that the award of compensatory damages was based on insufficient evidence. Although there can be no assurances the Company will be successful in prosecuting the appeal, the management of the Company, after consultation with counsel, believes it will obtain a reversal of the judgment. If the Company is not successful with the appeal, the Company would record expense of $315,000.

            The Company was a defendant in a lawsuit in the Superior Court of New Jersey. This action was brought by a competitor of the Company in connection with the transfer of several former clients of the competitor to the Company. The Company denied the material allegations of the complaint. The plaintiffs had submitted a calculation of damages of $300,000 for the claims identified in the lawsuit which included damages for clients which never became clients of the Company. To avoid further costs of litigation and without admitting any claims of the plaintiff, the Company paid $21,500 to settle this case in 1999.

            As previously disclosed, several of the entities operating under the trade name "The TeamStaff Companies", which were acquired by the Company in January 1999, were part of a class of defendants in a proceeding stemming from the failure of the United States Employer Consumer Self Insurance Fund of Florida ("USEC") in 1995. Several of the TeamStaff Companies had been members of USEC, which was a self-insurance fund for workers' compensation. USEC was declared insolvent in 1995. The action was entitled in Re: The Receivership of United States Employer Consumer Self Insurance Fund of Florida, Case No. 95-2359 (FLA 2nd Cir Ct) and was brought by the Florida Department of Insurance, (the "Department") as the receiver of the Fund. Because of management's knowledge of the USEC proceedings and the amount of potential assessments at the time of acquisition, the acquisition agreements governing the Company's acquisition of the TeamStaff Companies provided indemnification by the sellers in favor of the Company for damages of up to $1,222,000. The financial statements of the TeamStaff Companies at the time of acquisition included a reserve of $391,000 for which the Company would be responsible for. On October 18, 1999 the Company and the former shareholders of the TeamStaff Companies entered into an agreement with the Department that settled all claims. The Company paid $391,000 to the Department while the former shareholders of the TeamStaff Companies entered into a payment plan with the Department for the remainder of the settlement amount in excess of $391,000. On December 2, 1999 the receivership court, which had jurisdiction over the lawsuit, approved the settlement agreement. There is no remaining liability on this matter against the Company.

            At September 30, 1999 the Company is involved in various other legal proceedings incurred in the normal course of business. In the opinion of management, after consultation with its counsel, none of these proceedings would have a material effect, if adversely decided, on the consolidated financial position or results of operations of the Company.

(7)      SHAREHOLDERS' EQUITY:

            On December 1, 1997, as a requirement of the extension of its bank line of credit, the Company raised $250,000. These funds were an equity investment provided by its directors, a former director and executive officers.

            During 1999, the Company purchased 64,100 shares of its common stock for $75,000.

         STOCK WARRANTS-

            The following is a summary of the outstanding warrants to purchase the Company's common stock at September 30, 1999 as a result of various debt and equity offerings that have occurred since the Company's inception:

                                                               Number of Shares of
Exercise Period     Exercise Period     Exercise Price Per        Common Stock
     From                To                Common Share             Reserved
---------------     ---------------     ------------------     -------------------
October 1991        October 2001               0.75                 100,000
October 1995        October 2000               2.25                  25,000
December 1995       December 2000              1.56                   5,000
June 1996           June 2001                  2.70                 219,879
February 1998       February 2003              2.06                  25,000
January 1999        January 2004               1.50                  75,000
                                                                    -------
                                                                    449,879
                                                                    =======

            For warrants issued to third parties for services, the Company utilizes the Black-Scholes option pricing model to determine fair value and compensation expense.

         STOCK OPTION PLANS -

            In April 1990 the Company adopted three stock option plans, the 1990 Employees Stock Option Plan, the Non-Executive Director Stock Option Plan, and the Senior Management Incentive Plan (collectively the "1990 Plans"). The 1990 Plans will remain in effect until April 2000 or unless terminated sooner by the Board of Directors.

            The 1990 Employees Stock Option Plan (the "Employee Plan") provides for options to be granted to employees, including certain officers of the Company, for the purchase of up to 1,000,000 shares of common stock. Some of the options granted under the Employee Plan are intended to qualify as incentive stock options under the Internal Revenue Code. The exercise price of incentive stock options granted may not be less than the fair market value of the shares on the date of grant, or in certain circumstances, an option price at least equal to 110% of the fair market value of the stock at the time the option is granted. Options granted under the plan may not be exercised more than ten years from the date of the grant (or in certain circumstances, five years from the date of grant).

            The Non-Executive Director Stock Option Plan (the "Director Plan"), provides for the issuance of options for the purchase of up to 500,000 shares of common stock. Eligible participants are directors of the Company who are not employees of the Company and non-employee directors of any advisory board established by the Company. Under the terms of the Director Plan, the exercise price of options granted will equal 100% of the fair market value of the common stock at the date the options are granted. Options will be granted to eligible participants as follows: 5,000 upon becoming non-executive directors and 5,000 each September 1, commencing September 1, 1990 provided such person had been eligible for the preceding 12 months. The term of each option commences on the date it is granted and expires five years from grant date unless terminated sooner as provided in the Director Plan. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Company expenses the 20% discount as compensation expense.

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

            The following tables summarizes the activity in the Company's stock option plans for the years ended September 30, 1999, 1998 and 1997:

                                                                       WEIGHTED                WEIGHTED
                                                NUMBER                  AVERAGE                 AVERAGE
                                                  OF                   EXERCISE                  FAIR
                                                SHARES                   PRICE                   VALUE
                                            --------------------------------------------------------------
Options outstanding, September 30, 1996       1,297,348                    $2.73

                                Granted         105,000                    $1.88                   $1.12

                              Exercised       (204,471)                    $1.79

                              Cancelled       (353,502)                    $3.41

                                            ------------------------------------
Options outstanding, September 30, 1997         844,375                    $2.72

                                Granted         260,000                    $1.95                   $1.05

                              Cancelled        (98,250)                    $2.79

                                            ------------------------------------
Options outstanding, September 30, 1998       1,006,125                    $2.52

                                Granted         409,000                    $1.10                    $.60

                              Exercised        (20,000)                     $.81

                              Cancelled       (503,625)                    $3.09
                                            ------------------------------------

Options outstanding, September 30, 1999         891,500                    $1.59
                                            ------------------------------------

            As of September 30, 1999 and 1998, 470,500 and 768,125 options, respectively, were exercisable.

                                         WEIGHTED          WEIGHTED                              WEIGHTED
   RANGE OF            OPTIONS           AVERAGE           AVERAGE            OPTIONS            AVERAGE
   EXERCISE          OUTSTANDING        REMAINING         EXERCISE           EXERCISABLE         EXERCISE
    PRICES            AT 9/30/99           LIFE             PRICE            AT 9/30/99           PRICE
---------------------------------------------------------------------------------------------------------
 $0.75 - 1.25           495,500             3.9             $1.11             126,500             $1.18
 $1.53 - 2.32           343,000             3.2             $1.93             291,000             $1.93
 $2.43 - 4.00            25,000              .1             $2.54              25,000             $2.54
 $4.43 - 6.50            28,000             1.9             $5.04              28,000             $5.04

            In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective October 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for options granted subsequent to October 1, 1996; dividend yield of 0%, risk-free interest rate of 5.73%, 5.73% and 6.31% in 1999, 1998 and 1997, and expected option life of 4 years. Expected volatility was assumed to be 68%, 64% and 73% in 1999, 1998 and 1997, respectively.

            As permitted by SFAS 123, the Company has chosen to continue to account for its employee stock-based compensation at their intrinsic value in accordance with Accounting Principle Board Opinion No. 25. Accordingly no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

-------------------------------------------------------------------------------  ------------------------------------
(Thousands of dollars except per share amounts)                                      1999         1998         1997
-------------------------------------------------------------------------------  ------------------------------------
Net income (loss) as reported                                                       $ 1,776      $ 2,703      ($2,832)
Estimated fair value of option grants, net of tax                                      (153)         (82)         (76)
                                                                                 ------------------------------------
Net income (loss) adjusted                                                          $ 1,623      $ 2,621      ($2,908)

                               Adjusted earnings (loss) per share - Basic           $  0.07      $  0.14      ( $0.15)
                                                                                 ====================================
                               Adjusted earnings (loss) per share - Diluted         $  0.06      $  0.14      ( $0.15)
                                                                                 ====================================

(8)      ACQUISITION OF THE TEAMSTAFF COMPANIES:

On January 25, 1999 TeamStaff, Inc., completed the acquisition of 10 entities operating as TeamStaff Companies through the issuance of 8,233,334 shares of common stock and $3.2 million in cash in exchange for all capital stock of the TeamStaff Companies and for the repayment of debt. The Company also incurred $1.3 million for certain legal, accounting and investment banking expenses. The acquisition has been accounted for under the purchase method and the results of operations of the acquired companies have been included in the consolidated financial statements appearing in this form 10-K since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition. The application of the purchase method of accounting resulted in approximately $13.3 million in excess of purchase price over net tangible assets acquired. The application of the purchase method of accounting resulted in approximately $13.3 million in excess of purchase price over net tangible assets acquired. The excess of the purchase price over the net tangible assets acquired has been allocated to trade name ($4.7 million) and goodwill ($8.6 million) which are being amortized over 25 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired companies as if the acquisition had occurred October 1, 1996.

                                        Fiscal Years Ended September 30,
                                         -----------------------------
                                             1999             1998
                                         -----------------------------
 Net sales                               $279,421,000     $252,936,000

 Net income                              $  1,487,000     $  1,722,000

 Earnings per common share - basic       $       0.05     $       0.06
                                         =============================
 Earnings per common share - diluted     $       0.05     $       0.06
                                         =============================

(9)      SEGMENT REPORTING:

During fiscal 1999, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information: ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

The Company operates three different lines of business: Professional Employer Organization(PEO), temporary staffing and payroll services. Each business is managed by individual executives.

The PEO segment provides services such as payroll processing, personnel and administration, benefits administration, workers' compensation administration, and tax filing services to small business owners. Essentially, in this business segment, the Company provides services that function as the human resource department for small to medium sized companies wherein the Company becomes a co-employer.

The Company provides two distinctive forms of temporary staffing: one for technical employees such as engineers, information systems specialists and project managers and another for medical specialists, such as radiologic technologists, diagnostic sonographers, cardiovascular technologists, radiation therapists and other medical professionals with hospitals, clinics and therapy centers. Temporary staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements.

Through its payroll services business segment, the Company provides basic payroll services to its clients, 70% of whom are in the construction industry. Services provided include the preparation of payroll checks, filing of taxes, government reports, W-2's, remote processing directly to the client's offices and certified payrolls.

Corporate is a separate unit which reflects all corporate expenses, amortization of recently acquired goodwill, interest expense on all debt as well as depreciation on corporate assets and miscellaneous charges.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The company evaluates the performance of its business lines based on pre-tax income.

The following table represents the financial results for each of the Company's segments:

                                       PROFESSIONAL        TEMPORARY        PAYROLL
1999                                 EMPLOYER SERVICES      STAFFING       SERVICES      CORPORATE       CONSOLIDATED
----                                 -----------------      --------       --------      ---------       ------------

REVENUES                                 204,797,000      36,421,500      3,611,500              -        244,830,000

DEPRECIATION & AMORTIZATION                  265,000         208,000        122,000        529,000          1,124,000
INCOME/(LOSS) FROM OPERATIONS              2,641,000       3,324,000      1,477,500     (4,211,500)         3,231,000
INTEREST INCOME                               77,000         350,000                        65,000            492,000
INTEREST EXPENSE                                                   -                    (1,133,000)        (1,133,000)
OTHER INCOME                                  35,000               -                                           35,000
INCOME/(LOSS) BEFORE INCOME TAXES          2,753,000       3,674,000      1,477,500     (5,279,500)         2,625,000

CAPITAL SPENDING                              10,000          72,000          2,000        165,000            249,000
TOTAL ASSETS                              11,371,000       6,651,000        660,500     17,699,500         36,382,000

1998
----

REVENUES                                 104,193,000      31,706,000      3,536,000              -        139,435,000

DEPRECIATION & AMORTIZATION                  165,000         184,000        121,000         191,000           661,000
INCOME/(LOSS) FROM OPERATIONS              1,338,500       2,011,000      1,444,500      (3,156,000)        1,638,000
INTEREST INCOME                               35,000         240,000                         48,000           323,000
INTEREST EXPENSE                                                   -                       (554,000)         (554,000)
OTHER INCOME                                                       -                                                -
INCOME/(LOSS) BEFORE INCOME TAXES           1,373,500      2,251,000      1,444,500      (3,662,000)        1,407,000

CAPITAL SPENDING                                    -         87,000         19,000          78,000           184,000
TOTAL ASSETS                                4,500,000      4,559,000        598,000       6,991,000        16,648,000


1997
----

REVENUES
                                           93,858,000     25,277,000      3,424,000               -       122,559,000

DEPRECIATION & AMORTIZATION                   169,000        226,000        107,000         508,000         1,010,000
INCOME/(LOSS) FROM OPERATIONS                (454,000)       484,000      1,460,000      (4,141,000)       (2,651,000)
INTEREST INCOME                                13,000        136,000                         47,000           196,000
INTEREST EXPENSE                                                   -                       (377,000)         (377,000)
OTHER INCOME                                                       -                                                -
INCOME/(LOSS) BEFORE INCOME TAXES            (441,000)       620,000      1,460,000      (4,471,000)       (2,832,000)

CAPITAL SPENDING                               25,000        117,000              -         205,000           347,000
TOTAL ASSETS                                3,205,000      2,106,000        604,000       8,248,000        14,163,000


The Company has no revenue derived outside of the United States.

                                                                      SCHEDULE I

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                 (c) Additions
                                                   Charged to
                                    (b)             (reversed             (d)
                                 Balance at        from) Costs        Deductions -         (e) Balance
                                Beginning of           and             Net Write-           at End of
    (a) Description                 Year             Expenses             Offs                Year
------------------------        ------------     -------------        ------------         -----------
Allowance for doubtful
  accounts, year ended-
      September 30, 1999        $   284,000        $    27,000         ($  102,000)        $   209,000
                                -----------        -----------         -----------         -----------
      September 30, 1998        $   862,000        ($  247,000)        ($  331,000)        $   284,000
                                ===========        ===========         ===========         ===========
      September 30, 1997        $   339,000        $ 1,120,000         ($  597,000)        $   862,000
                                ===========        ===========         ===========         ===========

                                EXHIBIT INDEX

Exhibit
  No.                                 Description
-------                               -----------

21.0     --       Subsidiaries of  Registrant.

23.1     --       Consent of Arthur Andersen, LLP to the incorporation of its report on the Company's financial statements into the Company's previously filed Registration Statements on Form
                  S-3 file number 33-85526, 33-70928, 33-91700 and 33-09313.

27.0     --       Financial Data Schedule.