Form 10-Q
period 1999-12-31
TEAMSTAFF INC
filed 2000-02-18
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           -------------------------
                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1999
                               -----------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                           Commission File No. 0-18492
                                               -------

                                 TEAMSTAFF, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                                  22-1899798
--------------------------------------------------------------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)

300 Atrium Drive, Somerset, NJ                                            08873
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                (732)748-1700
                                                    ----------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X          No
                                  ---

27,848,913 shares of Common Stock, par value $.001 per share, were outstanding as of January 31, 2000.



                                    1 of 18

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                December 31, 1999

                                Table of Contents

Part I - Financial Information                                           Page No.
------------------------------                                           --------

Item 1.           Consolidated Balance Sheets as of
                  December 31, 1999 (Unaudited) and
                  September 30, 1999                                            3

                  Consolidated Statements of
                  Income for the three months ended
                  December 31, 1999 and 1998 (Unaudited)                        5


                  Consolidated Statements of Cash Flows for the
                  three months ended December 31, 1999 and 1998
                  (Unaudited)                                                   6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                   7

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations                 12

Part II - Other Information
---------------------------

Item 1.           Legal Proceedings                                             16

Item 5.           Other Information                                             17

Item 6.           Exhibits and Reports on Form 8-K                              17

Signatures                                                                      18



                                    2 of 18

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                 DECEMBER 31,      SEPTEMBER 30,
                                                     1999              1999
                                                 ------------      -------------
                                                 (unaudited)

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                       $ 2,509,000       $ 1,948,000
  Restricted cash                                     362,000           362,000
  Accounts receivable, net of allowance            15,487,000        13,557,000
  Current deferred tax asset                        1,543,000         1,464,000
  Other current assets                                429,000           552,000
                                                  -----------       -----------
       Total current assets                        20,330,000        17,883,000

EQUIPMENT AND IMPROVEMENTS

  Equipment                                         3,869,000         3,748,000
  Leasehold improvements                              109,000           100,000
                                                  -----------       -----------
                                                    3,978,000         3,848,000

  Accumulated depreciation and amortization         3,134,000         3,023,000
                                                  -----------       -----------
                                                      844,000           825,000

DEFERRED TAX ASSET                                        -             328,000

GOODWILL, net of amortization                      16,614,000        16,798,000

OTHER ASSETS                                          534,000           548,000
                                                  -----------       -----------

  TOTAL ASSETS                                    $38,322,000       $36,382,000
                                                  ===========       ===========



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                     TEAMSTAFF, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,        SEPTEMBER 30,
                                                                   1999                 1999
                                                                ------------        -------------
                                                                (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                             $  1,029,000        $  1,034,000
  Accounts payable                                                 4,419,000           2,924,000
  Accrued expenses and other current liabilities                  11,065,000          10,957,000
                                                                ------------        ------------
       Total current liabilities                                  16,513,000          14,915,000

LONG-TERM DEBT                                                     4,245,000           4,502,000

                                                                ------------        ------------
       Total Liabilities                                          20,758,000          19,417,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 40,000,000
    shares; issued 27,932,513 and 27,932,513; outstanding
    27,848,913 and 27,868,413 at December 31, 1999 and
    September 30, 1999                                                28,000              28,000
  Additional paid-in capital                                      21,262,000          21,073,000
  Treasury Stock                                                     (92,000)            (75,000)
  Accumulated deficit                                             (3,634,000)         (4,061,000)
                                                                ------------        ------------
       Total shareholders' equity                                 17,564,000          16,965,000
                                                                ------------        ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 38,322,000        $ 36,382,000
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

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                      FOR THE THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                   --------------------------------
                                                       1999                 1998
                                                   ------------        ------------

REVENUES                                           $ 82,222,000        $ 39,699,000

DIRECT EXPENSES                                      77,338,000          36,705,000
                                                   ------------        ------------

            Gross profit                              4,884,000           2,994,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          3,669,000           2,150,000

DEPRECIATION AND AMORTIZATION                           310,000             176,000
                                                   ------------        ------------

            Income from operations                      905,000             668,000
                                                   ------------        ------------

OTHER INCOME (EXPENSE)
            Interest and other income                   146,000             104,000
            Interest expense                           (304,000)           (166,000)
                                                   ------------        ------------
                                                       (158,000)            (62,000)
                                                   ------------        ------------

                 Income before tax                      747,000             606,000

INCOME TAX EXPENSE                                     (319,000)           (271,000)
                                                   ------------        ------------

NET INCOME                                         $    428,000        $    335,000
                                                   ============        ============

BASIC EARNINGS PER COMMON SHARE                    $       0.02        $       0.02
                                                   ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  27,853,859          19,363,511
                                                   ============        ============

DILUTED EARNINGS PER COMMON SHARE                  $       0.02        $       0.02
                                                   ============        ============

DILUTED SHARES OUTSTANDING                           27,903,432          19,518,235
                                                   ============        ============



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                    ------------------------------
                                                                        1999               1998
                                                                    -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $   428,000        $   335,000
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Deferred income taxes                                             249,000            212,000
      Depreciation and amortization                                     310,000            176,000
      Provision for doubtful accounts                                    54,000             49,000
      Noncash consulting expense                                        189,000                -
   Changes in operating assets and liabilities:
      Increase in accounts receivable                                (1,984,000)          (297,000)
      Decrease (increase) in other current assets                       123,000           (216,000)
      Decrease in other assets                                            9,000                -
      Increase in restricted cash                                           -             (350,000)
      Increase in accounts payable, accrued expenses and
        other current liabilities                                     1,592,000            212,000
                                                                    -----------        -----------

                  Net cash provided by operating activities             970,000            121,000
                                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of equipment and improvements                           (130,000)           (23,000)
                                                                    -----------        -----------

                  Net cash used in investing activities                (130,000)           (23,000)
                                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on long-term debt                             (250,000)          (125,000)
      Payments on revolving line of credit                               (3,000)          (233,000)
      Repayments on capital lease obligations                            (9,000)           (12,000)
      Repurchase of common shares                                       (17,000)               -
      Proceeds from issuance of common stock and
        exercise of common stock options and warrants - net                 -               42,000
                                                                    -----------        -----------

                  Net cash used in financing activities                (279,000)          (328,000)
                                                                    -----------        -----------

      Net increase/(decrease) in cash                                   561,000           (230,000)

CASH AT BEGINNING OF PERIOD                                           1,948,000          1,530,000
                                                                    -----------        -----------

CASH AT END OF PERIOD                                               $ 2,509,000        $ 1,300,000
                                                                    ===========        ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for interest                      $   150,000        $    89,000
                                                                    ===========        ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)      ORGANIZATION AND BUSINESS

TeamStaff, Inc. (the "Company"), formerly Digital Solutions, Inc., a New Jersey Corporation, was founded in 1969 as a payroll service company and has evolved into a leading provider of human resource management services to a wide variety of industries in 50 states. TeamStaff's wholly-owned subsidiaries include TeamStaff Solutions, Inc., DSI Staff ConnXions-Northeast, DSI Staff ConnXions-Southwest, TeamStaff Rx, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance, Inc., TeamStaff VII, Inc., TeamStaff VIII, Inc., and TeamStaff IX, Inc. (collectively referred to, with TeamStaff, as the "Company").

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

The accompanying consolidated financial statements include those of TeamStaff Inc., and its wholly-owned subsidiaries. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.


                                    7 of 18

NEW ACCOUNTING PRONOUNCEMENTS-

In March 1998, the AICPA issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Maintained for Internal Use." SOP 98-1 provides guidance on the treatment of costs related to internal use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, and accordingly the Company adopted this provision in the current quarter. This provision did not have an effect on the Company's financial statements.

In April 1998, the AICPA issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Cost of Startup Activities". SOP 98-5 provides guidance on the financial reporting of startup costs and organization costs and requires that the cost of startup activities and organization costs be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, and accordingly the Company adopted this provision in the current quarter. This provision did not have a material effect on the Company's financial statements.

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

In accordance with SFAS 128, the following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                                      Three Months Ended December 31
                                                      ------------------------------
                                                           1999           1998
                                                      ------------------------------
Numerator:
  Net income                                                $428,000       $335,000
Denominator:
Weighted average number of common shares
   Outstanding- basic                                     27,853,859     19,363,511
Incremental shares for assumed conversions of stock
   options/warrants                                           49,573        154,724
                                                      ------------------------------
Weighted average number of common and
  equivalent shares outstanding-diluted                   27,903,432     19,518,235

                                                      ------------------------------

Earnings per share-basic                                       $0.02          $0.02
Earnings per share-diluted                                     $0.02          $0.02



                                    8 of 18

Stock options and warrants outstanding at December 31, 1999 to purchase 1,300,379 shares of common stock were not included in the computation of Diluted EPS for the three months ended December 31, 1999 as they were antidilutive.

(3)  INCOME TAXES:

At December 31, 1999, the Company had available operating loss carryforwards of approximately $3,773,000 to reduce future periods' taxable income. The carryforwards expire in various years beginning in 2004 and extending through 2012.

The Company has recorded a $1,543,000 and a $1,792,000 deferred tax asset at December 31, 1999 and September 30, 1999, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset as a result of recent business developments as well as its ability to meet its operating plan.

(4)  DEBT:

The Company has a long-term credit facility from FINOVA Capital Corporation totaling $4,500,000. Substantially all assets of the Company secure the credit facility. The facility includes a three-year term loan for $2,500,000, with a five year amortization, and a balloon payment at the end of three years at prime plus 3% (11.50% as of December 31, 1999) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime plus 1% (9.50% as of December 31, 1999). The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary date of the loan. The credit facility was subject to certain covenants including but not limited to a minimum current ratio, debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On April 27, 1999, the Company remitted the first annual success fee of $200,000.

On January 25, 1999, the Company received an increase in its existing lending facility from FINOVA Capital Corporation in order to fund the TeamStaff acquisition. The facility is comprised of (i) a $2,500,000 three-year term loan, with a five year amortization, and a balloon payment at the end of three years;
(ii) a one year bridge loan in the amount of $750,000 and (iii) an increase in the Company's revolving line of credit from $2,000,000 to $2,500,000. The term loan bears an interest rate of prime plus 3% (11.50% as of December 31, 1999) and the bridge loan bears an interest rate of 12%. In addition, the Company will incur success fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the additional loan. The revised credit facility is subject to certain covenants including but not limited to a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On May 27, 1999 the Company retired the bridge



                                    9 of 18
loan by a cash payment of $500,000 and a $250,000 increase in TeamStaff's revolving credit line. On January 24, 2000, the Company remitted the first annual success fee of $200,000.

Total outstanding debt as of January 31, 2000 and December 31, 1999 was $5,244,000 and $5,153,000, respectively.

(5)   ACQUISITION OF THE TEAMSTAFF COMPANIES:

On January 25, 1999 TeamStaff, Inc., completed the acquisition of 10 entities operating as the TeamStaff Companies through the issuance of 8,233,334 shares of common stock and $3.2 million in cash in exchange for all capital stock of the TeamStaff Companies and for the repayment of debt. The Company also incurred $1.3 million for certain legal, accounting and investment banking expenses. The acquisition has been accounted for under the purchase method and the results of operations of the acquired companies have been included in the consolidated financial statements appearing in this Form 10-Q since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition. The application of the purchase method of accounting resulted in approximately $13.3 million in excess of purchase price over net tangible assets acquired. The excess of the purchase price over the net tangible assets acquired has been allocated to trade name ($4.7 million) and goodwill ($8.6 million) which are being amortized over 25 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired companies as if the acquisition had occurred October 1, 1998.

                                          Three Months Ended
                                          December 31, 1998
                                          ------------------
Revenues                                      $69,019,000

Net loss                                      $  (123,000)

Earnings per common share - basic                   $0.00
                                            =============

Earnings per common share - diluted                 $0.00
                                            =============



                                    10 of 18

(6)   CONTINGENCIES

As previously disclosed, several of the entities operating under the trade name "the TeamStaff Companies" which were acquired by the Company in January, 1999 were part of a class of defendants in a proceeding stemming from the failure of the United States Employer Consumer Self Insurance Fund of Florida ("USEC") in 1995. Several of the TeamStaff Companies had been members of USEC, which was a self insurance fund for workers compensation. USEC was declared insolvent in 1995. The action was entitled In Re: The Receivership of United States Employer Consumer Self Insurance Fund of Florida, Case No. 95-2359 (Fla 2nd Cir Ct), and was brought by the Florida Department of Insurance, (the "Department") as the receiver of the Fund. Because of management's knowledge of the USEC proceedings and the amount of potential assessments at the time of acquisition, the acquisition agreement governing the Company's acquisition of the TeamStaff Companies provided indemnification by the sellers in favor of the Company for damages up to $1,222,000. The financial statements of the TeamStaff Companies at the time of acquisition included a reserve of $391,000 for which the Company would be responsible for. On October 18, 1999 the Company and the former shareholders of the TeamStaff Companies entered into an agreement with the Department that settled all claims. The Company paid $391,000 to the Department while the former shareholders of the TeamStaff Companies entered into a payment plan with the Department for the remainder of the settlement in excess of $391,000. On November 30, 1999 the receivership court, which had jurisdiction over the lawsuit, approved the settlement agreement. There is no remaining liability on this matter against the Company.



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

The Company's revenues for the three months ended December 31, 1999 and 1998 were $82,222,000 and $39,699,000, respectively, which represents an increase of $42,523,000 or 107.1%. Of this increase, $29,320,000 was due to the acquisition of the TeamStaff Companies with the balance due to internal growth.

Direct expenses were $77,338,000 for the three months ended December 31, 1999 and $36,705,000 for the comparable period last year, representing an increase of $40,633,000 or 110.7%. As a percentage of revenue, direct expenses for the three months ended December 31, 1999 and 1998 were 94.1% and 92.5%. These increases represent the increase in revenue associated with the acquisition.

Gross profits were $4,884,000 and $2,994,000 for the quarters ended December 31, 1999 and 1998, respectively, an increase of $1,890,000 or 63.1%. Gross profits, as a percentage of revenue, were 5.9% and 7.5% for the quarters ended December 31, 1999 and 1998, respectively, reflecting the increase in the PEO business due to the acquisition. The gross profit as a percentage of revenue declined because a substantial portion of our revenue growth occurred in the PEO line of business, which has lower margins.

Selling, general and administrative "SG&A" expenses for the quarters ended December 31, 1999 and 1998 were $3,669,000 and $2,150,000, respectively, representing an increase of $1,519,000 or 70.7%. This increase is primarily attributed to the TeamStaff Companies acquisition, the significant increase in the PEO sales force and a $175,000 charge for noncash consulting expense


                                    12 of 18
associated with the issuance of 350,000 warrants to Donald & Company. Donald & Company was hired as part of the Company's continued efforts to increase shareholder value and promote the Company's stock to potential investors. The warrants are exercisable at a price of $1.186, which represents a 10% premium over the average closing bid and ask price on November 29, 1999, which was the date of the agreement. SG&A expenses as a percentage of revenue, were 4.5% and 5.4% for the quarters ended December 31, 1999 and 1998, respectively. Without the noncash consulting expense, SG&A for the quarter ended December 31, 1999 would have increased 62.5% over the similar period last year. As a percent of revenue, SG&A would have been 4.2% versus 4.5%.

Depreciation and amortization for the quarter ended December 31, 1999 increased to $310,000 from $176,000 for the quarter ended December 31, 1998, or $134,000. The increase is reflective of the amortization of goodwill and intangibles related to the acquisition of the TeamStaff Companies.

Interest expense for the quarter ended December 31, 1999 increased $138,000 to $304,000 from $166,000 in the corresponding period in 1998 due to the additional debt associated with the TeamStaff acquisition.

Income taxes for the quarter ended December 31, 1999 and 1998 increased to $319,000 from $271,000, respectively, or $48,000. The effective income tax rate was 43% for the quarter ended December 31, 1999 versus 45% for the quarter ended December 31, 1998.

Net income for the quarter ended December 31, 1999 was $428,000 versus net income of $335,000 for the similar period in 1998. After adjusting for Donald & Company noncash consulting charge, net income would have been $530,000 representing a 58.2% increase over the same period as last year. Diluted earnings per share for the quarter after adjusting for the previously mentioned noncash consulting expense, ended December 31, 1999 would still have been $0.02.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities improved in the first three months of fiscal 2000 to $970,000 from net cash provided of $121,000 in the same period of fiscal 1998. The increase in cash flows from operations is attributable to the continued earnings improvement of the Company adjusted for non-cash charges such as depreciation and amortization and consulting expense. Cash outflow for the purchase of equipment and improvements was $130,000 in the three months ended December 31, 1999 compared to $23,000 in the three months ended December 31, 1998. The net cash used in financing activities decreased in the three months ended December 31, 1999, compared to the three months ended December 31, 1998 due to less payments made against the Company's revolving line of credit. At December 31, 1999, the Company had cash of $2,509,000, restricted cash of $362,000 and net accounts receivable of $15,487,000.






                                    13 of 18

The Company has a long-term credit facility from FINOVA Capital Corporation totaling $4.5 million. The credit facility includes a three-year term loan for $2.5 million, with a five-year amortization, at prime + 3% (11.50% at December 31, 1999) and a $2 million revolving line of credit secured by certain accounts receivable of the Company at prime + 1% (9.50% at December 31, 1999). The credit facility is also subject to success fees of $200,000, $225,000 and $250,000 due on the anniversary date of the loan beginning in April, 1999. On April 27, 1999, the Company remitted the first annual success fee of $200,000.

The Company received an increase of its lending facility from FINOVA Capital Corporation in order to fund the TeamStaff Companies acquisition. The facility is comprised of (i) a three-year term loan, with a five year amortization, and a balloon payment at the end of three years, in the amount of $2,500,000; (ii) a one year bridge loan in the amount of $750,000 and (iii) an increase in the Company's revolving line of credit from $2,000,000 to $2,500,000. The term loan bears an interest rate of prime + 3 %, the bridge loan bears a interest rate of prime + 1%. In addition, the Company will incur "success" fees of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. On May 27, 1999 the Company retired the bridge loan by a cash payment of $500,000 and a $250,000 increase in TeamStaff's revolving credit line. As a result of the early payment, the Company saved approximately $75,000 in fees and eliminated a 12% debt instrument. On January 24, 2000, the Company remitted the first annual success fee of $200,000.

Total outstanding debt as of January 31, 2000 and December 31, 1999 was $5,244,000 and $5,153,000, respectively.

On July 22, 1999 the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock subject to the approval of the Company's lenders and any regulatory approval required. As of December 31, 1999 the Company repurchased 83,600 shares at an average cost of $1.10.

Management of the Company believes that its existing cash and available borrowing capacity will be sufficient to support cash needs for the next twelve months.

Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices and cost structure to respond to inflation and changing prices.

YEAR 2000 ISSUE

The year 2000 issue is the programming of computer systems to recognize the values "00" in a date field as the year 2000 and not the year 1900. The Company began steps in 1997 to reasonably ensure that the software it utilizes will be year 2000 compliant. The Company evaluated the Year 2000 readiness of the hardware and software products used by the Company.



                                    14 of 18

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

SEGMENT REPORTING:

The Company operates three different lines of business: Professional Employer Organization (PEO), temporary staffing and payroll services. Each business is managed by individual executives.

The PEO segment provides services such as payroll processing, personnel and administration, benefits administration, workers' compensation administration and tax filing services to small business owners. Essentially, in this business segment, the Company provides services that function as the human resource department for small to medium companies wherein the Company becomes a co-employer.

The Company provides two distinctive forms of temporary staffing: one for technical employees such as engineers, information systems specialists and project managers and another for medical imaging professionals with hospitals, clinics and therapy centers. Temporary staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements.

Through its payroll services business segment, the Company provides basic payroll services to its clients, 70% of whom are in the construction industry. Services provided include the preparation of payroll checks, filing of taxes, government reports, W-2's, remote processing directly to the client's offices and certified payrolls.

Corporate is a separate unit which reflects all corporate expenses, amortization of recently acquired goodwill, interest expense as well as depreciation on corporate assets and miscellaneous charges.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business lines based on pre-tax income.


                                    15 of 18

The following table represents the condensed financial results for the three months ended December 31, 1999 and 1998 for each of the Company's segments:

                                           PROFESSIONAL
                                             EMPLOYER         TEMPORARY      PAYROLL
                                             SERVICES         STAFFING       SERVICES      CORPORATE      CONSOLIDATED
                                             --------         --------       --------      ---------      ------------

                  1999
                  ----

Revenues                                    $70,119,000        $11,067,000    $1,036,000                    $82,222,000

Income/(loss) before income taxes               379,000          1,302,000       463,000   (1,397,000)          747,000

                  1998
                  ----

Revenues                                    $31,339,000         $7,316,000    $1,044,000                    $39,699,000

Income/(loss) before income taxes               431,000            579,000       525,000     (929,000)          606,000

The Company has no revenue derived outside of the United States.

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



                                    16 of 18

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

The Company is engaged in litigation from time to time during the ordinary course of business in connection with employee suits, workers' compensation and other matters. The Company is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on the Company's financial conditions or results of operations.

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


Date: February 18, 2000



                                    18 of 18