Form 10-Q
period 2000-03-31
TEAMSTAFF INC
filed 2000-05-18
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          -----------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2000
                               --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

                           Commission File No. 0-18492

                                 TEAMSTAFF, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

    New Jersey                                                      22-1899798
-------------------------------------------------------------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)

300 Atrium Drive, Somerset, NJ                                           08873
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:              (732)748-1700
                                                    ---------------------------

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No
                                       --
27,848,913 shares of Common Stock, par value $.001 per share, were outstanding as of May 10, 2000.

                                    1 of 19

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                 March 31, 2000

                                Table of Contents


Part I - Financial Information                                            Page No.
------------------------------                                           --------


Item 1.       Consolidated Balance Sheets as of
              March 31, 2000 (Unaudited) and
              September 30, 1999                                            3

              Consolidated Statements of
              Income for the three months ended
              March 31, 2000 and 1999 (Unaudited)                           5

              Consolidated Statements of
              Income for the six months ended
              March 31, 2000 and 1999 (Unaudited)                           6

              Consolidated Statements of Cash Flows for the
              six months ended March 31, 2000 and 1999
              (Unaudited)                                                   7

              Notes to Consolidated Financial Statements
              (Unaudited)                                                   8

Item 2.       Management's discussion and analysis of
              financial condition and results of operations                14

Part II - Other Information
---------------------------

Item 1.       Legal Proceedings                                            17

Item 4.       Submission of Matters to a Vote of Security Holders          18

Item 5.       Other Information                                            18

Item 6.       Exhibits and Reports on Form 8-K                             18

Signatures                                                                 19


                                    2 of 19

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                         MARCH 31,                  SEPTEMBER 30,
                                                                                            2000                         1999
                                                                                         -----------                -------------
                                                                                         (unaudited)
ASSETS

CURRENT ASSETS

 Cash and cash equivalents                                                                $ 4,202,000                  $ 1,948,000
 Restricted cash                                                                              362,000                      362,000
 Accounts receivable, net of allowance                                                     14,518,000                   13,557,000
 Current deferred tax asset                                                                 1,373,000                    1,464,000
 Other current assets                                                                         545,000                      552,000
                                                                                          -----------                  -----------
   Total current assets                                                                    21,000,000                   17,883,000

EQUIPMENT AND IMPROVEMENTS

 Equipment                                                                                  3,899,000                    3,748,000
 Leasehold improvements                                                                       132,000                      100,000
                                                                                          -----------                  -----------
                                                                                            4,031,000                    3,848,000

 Accumulated depreciation and amortization                                                  3,251,000                    3,023,000
                                                                                          -----------                  -----------
                                                                                              780,000                      825,000

DEFERRED TAX ASSET                                                                                  -                      328,000

INTANGIBLE ASSETS, net of amortization                                                     16,427,000                   16,798,000

OTHER ASSETS                                                                                  579,000                      548,000
                                                                                          -----------                  -----------
     TOTAL ASSETS                                                                        $ 38,786,000                 $ 36,382,000
                                                                                         ============                 ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                         MARCH 31,                  SEPTEMBER 30,
                                                                                            2000                         1999
                                                                                       -------------                --------------
                                                                                        (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Current portion of long-term debt                                                    $ 1,027,000                  $ 1,034,000
  Accounts payable                                                                       3,786,000                    2,924,000
  Accrued expenses and other current liabilities                                        12,136,000                   10,957,000
                                                                                       -----------                  -----------
    Total current liabilities                                                           16,949,000                   14,915,000

LONG-TERM DEBT                                                                           4,026,000                    4,502,000

                                                                                       -----------                  -----------
   Total Liabilities                                                                    20,975,000                   19,417,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 40,000,000 shares;
    issued 27,932,513 and 27,932,513; outstanding 27,848,913
    and 27,868,413 at March 31, 2000 and September 30, 1999                                 28,000                       28,000
  Additional paid-in capital                                                            21,312,000                   21,073,000
  Treasury stock                                                                           (94,000)                     (75,000)
  Accumulated deficit                                                                   (3,435,000)                  (4,061,000)
                                                                                       -----------                  -----------
    Total shareholders' equity                                                          17,811,000                   16,965,000
                                                                                      ------------                 ------------
  TOTAL LIABILITIES AND EQUITY                                                        $ 38,786,000                 $ 36,382,000
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

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                                      FOR THE THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                         ----------------------------------------------------
                                                                                2000                             1999
                                                                         ----------------------------------------------------

REVENUES                                                                 $ 79,602,000                       $ 55,248,000

DIRECT EXPENSES                                                            75,105,000                         51,638,000
                                                                          -----------                        -----------

        Gross profit                                                        4,497,000                          3,610,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                3,580,000                          2,868,000

DEPRECIATION AND AMORTIZATION                                                 310,000                            295,000
                                                                          -----------                        -----------

        Income from operations                                                607,000                            447,000
                                                                          -----------                        -----------

OTHER INCOME (EXPENSE)
        Interest and other income                                             141,000                            101,000
        Interest expense                                                     (310,000)                          (297,000)
                                                                          -----------                        -----------
                                                                             (169,000)                          (196,000)
                                                                          -----------                        -----------

          Income before tax                                                   438,000                            251,000

INCOME TAX (EXPENSE) BENEFIT                                                 (240,000)                           276,000
                                                                          -----------                        -----------
NET INCOME                                                                  $ 198,000                          $ 527,000
                                                                          ============                       ============

BASIC EARNINGS PER COMMON SHARE                                                $ 0.01                             $ 0.02
                                                                          ============                       ============

WEIGHTED AVERAGE SHARES OUTSTANDING                                        27,848,913                         24,620,265
                                                                          ============                       ============

DILUTED EARNINGS PER COMMON SHARE                                              $ 0.01                             $ 0.02
                                                                          ============                       ============

DILUTED SHARES OUTSTANDING                                                 28,252,867                         24,783,175
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

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                          FOR THE SIX MONTHS
                                                                                               MARCH 31,
                                                                           ---------------------------------------------
                                                                                2000                           1999
                                                                           ---------------------------------------------

REVENUES                                                                   $ 161,824,000                   $ 94,947,000

DIRECT EXPENSES                                                              152,443,000                     88,343,000
                                                                           -------------                   ------------
        Gross profit                                                           9,381,000                      6,604,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   7,249,000                      5,018,000

DEPRECIATION AND AMORTIZATION                                                    620,000                        471,000
                                                                           -------------                   ------------

      Income from operations                                                   1,512,000                      1,115,000
                                                                           -------------                   ------------

OTHER INCOME (EXPENSE)

        Interest and other income                                                287,000                        205,000
        Interest expense                                                        (614,000)                      (463,000)
                                                                           -------------                   ------------
                                                                                (327,000)                      (258,000)
                                                                           -------------                   ------------
          Income before tax                                                    1,185,000                        857,000

INCOME TAX (EXPENSE) BENEFIT                                                    (559,000)                         5,000
                                                                           -------------                   ------------
NET INCOME                                                                     $ 626,000                      $ 862,000
                                                                           ===============                 ==============

BASIC EARNINGS PER COMMON SHARE                                                     0.02                         $ 0.04
                                                                           ===============                 ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                                           27,851,399                     21,958,982
                                                                           ===============                 ==============

DILUTED EARNINGS PER COMMON SHARE                                                   0.02                         $ 0.04
                                                                           ===============                 ==============
DILUTED SHARES OUTSTANDING                                                    28,068,031                     22,117,982
                                                                           ===============                 ==============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                -------------------------------------------------
                                                                                    2000                          1999
                                                                                ------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                    $ 626,000                     $ 862,000
   Adjustments to reconcile net income to net
    cash provided by operating activities:
    Deferred income taxes                                                          419,000                      (110,000)
    Depreciation and amortization                                                  620,000                       471,000
    Provision for doubtful accounts                                                108,000                        96,000
    Noncash consulting expense                                                     188,000                             -
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                  (1,069,000)                      190,000
    Decrease in other current assets                                                 8,000                       568,000
    Increase in other assets                                                       (39,000)                            -
    Increase in restricted cash                                                          -                      (350,000)
    Increase in accounts payable, accrued expenses and
     other current liabilities                                                   2,040,000                        83,000
                                                                                ----------                   -----------
           Net cash provided by operating activities                             2,901,000                     1,810,000
                                                                                ----------                   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of TeamStaff Companies                                              (13,000)                   (4,282,000)
   Purchase of equipment and improvements                                         (183,000)                      (53,000)
                                                                                ----------                   -----------

         Net cash used in investing activities                                    (196,000)                   (4,335,000)
                                                                                ----------                   -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings on long-term debt                                           -                     2,500,000
    Proceeds from revolving line of credit                                          38,000                       765,000
    Proceeds from borrowings on bridge loan                                              -                       750,000
    Repayments on long-term debt                                                  (508,000)                     (291,000)
    Repayments on revolving line of credit                                               -                      (663,000)
    Repayments on capital lease obligations                                        (13,000)                      (21,000)
    Repurchase of common shares                                                    (19,000)                            -
    Proceeds from issuance of common stock and
     exercise of common stock options and warrants - net                            51,000                        43,000
                                                                                ----------                   -----------

         Net cash (used in) provided by financing activities                      (451,000)                    3,083,000
                                                                                ----------                   -----------

   Net increase in cash and cash equivalents                                     2,254,000                       558,000

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                1,948,000                     1,530,000
                                                                               -----------                   -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 4,202,000                   $ 2,088,000
                                                                               ===========                   ===========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest;                                     $ 500,000                     $ 237,000
                                                                               ===========                   ===========



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) ORGANIZATION AND BUSINESS

TeamStaff, Inc. (the "Company"), formerly Digital Solutions, Inc., a New Jersey Corporation, provides a broad spectrum of human resource services including professional employer organization ("PEO"), payroll processing, human resource administration and placement of temporary and permanent employees.

Effective January 25, 1999, the Company acquired the ten entities operating under the trade name, the TeamStaff Companies. In conjunction with the acquisition, the Company changed its name from Digital Solutions, Inc., to TeamStaff, Inc. on February 10, 1999.

Effective April 8, 2000, the Company acquired substantially all of the assets of the professional employer organization ("PEO") business of Outsource International, Inc. ("Outsource") which has operated under the trade name "Synadyne". The assets were acquired through one of TeamStaff's wholly-owned subsidiaries, of which Outsource had indirectly held a 20% ownership interest. The 20% ownership interest was subsequently purchased by TeamStaff.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION-

The consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include those of TeamStaff Inc., and its wholly-owned subsidiaries. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.


                                    8 of 19

EARNINGS PER SHARE-

In February 1997, the FASB issued Statement on Financial Accounting Standards Number 128, "Earnings Per Share" ("SFAS 128"), which requires the presentation of basic earnings per share ("Basis EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:



                                                                           Three Months Ended March 31,
                                                                                 2000                1999
                                                                          -----------------------------------------
Numerator:

 Net income                                                                       $198,000              $527,000
Denominator:
Weighted average number of common shares
  Outstanding- basic                                                            27,848,913            24,620,265
Incremental shares for assumed conversions of stock
  options/warrants                                                                 403,954               162,910
                                                                          -----------------------------------------
Weighted average number of common and
  equivalent shares outstanding-diluted                                         28,252,867            24,783,175
                                                                          -----------------------------------------
Earnings per share-basic                                                             $0.01                 $0.02
Earnings per share-diluted                                                           $0.01                 $0.02



                                                                          Six Months Ended March 31,
                                                                          2000                 1999
                                                                         -----------------------------------
Numerator:

 Net income                                                                 $626,000             $862,000
Denominator:
Weighted average number of common shares
  Outstanding- basic                                                      27,851,399           21,958,982
Incremental shares for assumed conversions of stock
  options/warrants                                                           216,632              159,000
                                                                         -----------------------------------
Weighted average number of common and
  equivalent shares outstanding-diluted                                   28,068,031           22,117,982
                                                                         -----------------------------------
Earnings per share-basic                                                       $0.02                $0.04
Earnings per share-diluted                                                     $0.02                $0.04




Stock options and warrants outstanding at March 31, 2000 to purchase 852,779 shares of common stock were not included in the computation of Diluted EPS for the six months ended March 31, 2000 as they were antidilutive.

(3)   INCOME TAXES:

At March 31, 2000 the Company had available operating loss carryforwards of approximately $3,274,000 to reduce future periods' taxable income. The carryforwards expire in various years beginning in 2004 and extending through 2012.

The Company has a $1,373,000 and a $1,792,000 deferred tax asset at March 31, 2000 and September 30, 1999, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which


                                    9 of 19
management believes utilization to be more likely than not. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset as a result of recent business developments as well as its ability to meet its operating plan.

(4) DEBT:

The Company has a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million. Substantially all assets of the Company secure the credit facility. The facility is comprised of (i) two three-year term loans each for $2.5 million, with a five-year amortization, at prime plus 3% (12.00% at March 31, 2000); (ii) a three-year term loan for $4.0 million, with a five-year amortization, at prime plus 3% (12.00% at March 31, 2000) and (iii) a $3.5 million revolving line of credit at prime plus 1% (10.00% at March 31, 2000) secured by certain accounts receivable of the Company. The credit facility is subject to success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. In addition the $4.0 million term loan is subject to annual success fees at the beginning of each loan year in the amount of $500,000. The credit facility is subject to certain covenants including, but not limited to, a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On April 27, 2000 the Company remitted success fees in the amount of $225,000.

In connection with the Synadyne acquisition the two three-year term loans each for $2.5 million has been extended to April 30, 2003 and March 1, 2003. The $4.5 million term loan consists of no principal payments for the first six months and expires on April 30, 2003, with a balloon payment at the end of the three years. The revolving line of credit expires on April 30, 2003.

Total outstanding debt as of April 30, 2000 and March 31, 2000 was $8,568,000 and $5,053,000, respectively.

                                    10 of 19

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



                                                                                Six Months Ended
                                                                                 March 31, 1999
                                                                                 --------------

Net Sales                                                                           $129,538,000

Net Income                                                                              $688,000

Earnings per common share                                                                  $0.03


(6)     ACQUISITION OF SYNADYNE:

On April 7, 2000 TeamStaff, Inc. entered into a definitive Asset Purchase Agreement to acquire substantially all of the assets of the professional employer organization ("PEO") business of Outsource International, Inc. ("Outsource") which had operated under the tradename "Synadyne". The assets were acquired through one of TeamStaff's wholly-owned subsidiaries, of which Outsource indirectly held a 20% ownership interest. The 20% ownership interest was subsequently purchased by TeamStaff. The transaction was effective April 8, 2000. TeamStaff acquired the tradename "Synadyne" as part of the transaction, as well as all of the customer contracts of the PEO business. Under the terms of the asset purchase agreement, TeamStaff paid an aggregate purchase price of $3,500,000. The agreement also provides for an additional potential payment in one year of up to $1,250,000 provided that the former clients of Outsource have at least 9,500 worksite employees as of March 31, 2001. In the event there are less than 9,500 employees, the amount of the earnout will be reduced by a pre-determined formula.



                                    11 of 19

(7)     SEGMENT REPORTING:

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

                                    12 of 19

The following table represents the condensed financial results for the second quarter and six months ended March 31, 2000 and 1999 for each of the Company's segments:

                                                                                Net Sales
                                                            -------------------------------------------------
                                                              Three Months                       Six Months
                                                              Ended March 31,                  Ended March 31,
($ in thousands)                                              2000        1999                 2000        1999
----------------                                              ----        ----                 ----        ----

Professional Employer Services                               $67,185      $46,343            $137,304      $77,683
Temporary Staffing                                            11,540        8,065              22,607       15,380
Payroll Services                                                 877          840               1,913        1,884
                                                            ----------  ----------        ------------   ---------
                                                              79,602       55,248             161,824       94,947
Corporate                                                       -            -                   -            -
                                                            ----------  ----------        ------------   ---------
Consolidated                                                 $79,602      $55,248            $161,824      $94,947



                                                                             Income Before Taxes
                                                             --------------------------------------------------
                                                               Three Months                        Six Months
                                                              Ended March 31,                   Ended March 31,
($ in thousands)                                              2000        1999                  2000        1999
----------------                                              ----        ----                  ----        ----

Professional Employer Services                             $   230       $  53               $   609     $     484
Temporary Staffing                                           1,215         678                 2,517         1,257
Payroll Services                                               225         300                   688           825
                                                           ----------  ----------          ------------  ---------
                                                             1,670       1,031                 3,814         2,566
Corporate                                                   (1,232)       (780)               (2,629)       (1,709)
                                                           ----------  ----------          ------------  ---------
Consolidated                                               $   438       $  251              $ 1,185     $     857



The Company has no revenue derived outside of the United States.


                                    13 of 19

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with the Company's risks of current as well as future acquisitions, risks from potential workers' compensation claims and required payments, risks associated with payroll and employee related taxes which may require unanticipated payments by the Company, liabilities associated with the company's status under certain federal and state employment laws as a co-employer, effects of competition and technological changes and dependence upon key personnel.

The Company's revenues for the three months ended March 31, 2000 and 1999 were $79,602,000 and $55,248,000, respectively, which represents an increase of $24,354,000 or 44.1%. Of this increase, $8,527,046 was due to the acquisition of the TeamStaff Companies with the balance due to internal growth. For the six months ended March 31, 2000 and 1999, the Company's revenues were $161,824,000 and $94,947,000, respectively, which represents an increase of $66,877,000 or 70.4%. Of this increase, $37,517,353 was due to the acquisition of the TeamStaff Companies with the balance due to internal growth.

Direct expenses were $75,105,000 for the three months ended March 31, 2000 and $51,638,000 for the comparable period last year, representing an increase of $23,467,000 or 45.4%. As a percentage of revenue, direct expenses for the three months ended March 31, 2000 and 1999 were 94.4% and 93.5%. For the six months ended March 31, 2000 and 1999, direct expenses increased $64,100,000 or 72.6% from 88,343,000 to $152,443,000, respectively. These increases represent the higher direct expenses associated with the increased PEO business. As a percentage of revenue, direct expenses for the six months ended March 31, 2000 and 1999 were 94.2% and 93.0%.

Gross profits were $4,497,000 and $3,610,000 for the quarters ended March 31, 2000 and 1999, respectively, an increase of $887,000 or 24.6%. Gross profits, as a percentage of revenue, were 5.6% and 6.5% for the quarters ended March 31, 2000 and 1999, respectively. Gross profits were $9,381,000 and $6,604,000 for the six months ended March 31, 2000 and 1999,

                                    14 of 19
respectively, representing an increase of $2,777,000 or 42.1%. Gross profits, as a percentage of revenue, were 5.8% and 7.0% for the six months ended March 31, 2000 and 1999. The gross profit as a percentage of revenue declined because a substantial portion of our revenue growth occurred in the PEO line of business, which has lower margins but generates higher dollars of gross profit.

Selling, general and administrative( "SG&A") expenses for the quarters ended March 31, 2000 and 1999 were $3,580,000 and $2,868,000, respectively, representing an increase of $712,000 or 24.8%. This increase is primarily attributed to the TeamStaff Companies acquisition and the significant increase in the PEO sales force. SG&A expenses for the six months ended March 31, 2000 and 1999 were $7,249,000 and $5,018,000, respectively, representing an increase of $2,231,000 or 44.5%. This increase is similarly attributed to the TeamStaff Companies acquisition, the significant increase in the PEO sales force and a $175,000 charge for noncash consulting expenses associated with the issuance of 350,000 warrants to Donald & Company. Without the non-cash consulting expense, SG&A for the six months ended March 31, 2000 would have increased 41.0% over the similar period last year.

Depreciation and amortization for the quarters ended March 31, 2000 and 1999 increased to $310,000 from $295,000 respectively, or $15,000. The increase is reflective of the amortization of goodwill and intangibles related to the acquisition of the TeamStaff Companies. Depreciation and amortization for the six months ended March 31, 2000 and 1999 increased to $620,000 from $471,000 respectively, or $149,000. The increase is primarily attributed to the additional amortization expense related to the acquisition of the TeamStaff Companies.

Interest expense for the quarter ended March 31, 2000 increased $13,000 to $310,000 from $297,000 in the corresponding period in 1999 due to the additional debt associated with the TeamStaff acquisition. Interest expense for the six months ended March 31, 2000 increased $151,000 to $614,000 from $463,000 in the six months ended March 31, 1999, due to the same reason as the increase in the three month period.

The income tax expense for the quarter ended March 31, 2000 was $240,000 versus a tax benefit of $276,000 for the similar period last year. For the six months ended March 31, 2000 the tax expense was $559,000 versus a tax benefit of $5,000 for the similar period last year. Included in the second quarter of fiscal 1999 was a $400,000 net tax benefit reflecting the elimination of a deferred tax valuation allowance. After eliminating the tax benefit, the income tax expense for the six months ended March 31, 1999 would have been $395,000 and the effective income tax rate would have been 46% versus 47% for the six months ended March 31, 2000.

Net income for the quarter ended March 31, 2000 was $198,000 versus net income of $527,000 for the similar period in 1999. After adjusting for the reversal of the deferred tax valuation allowance of $400,000 in the prior year, net income would have been $127,000, which makes the earnings increase for the quarter ending March 31, 2000 $71,000 or 56% over the same period last year. Net income for the six months ended March 31, 2000 was $626,000 as


                                    15 of 19
compared to $862,000 in the prior period. After adjusting for the Donald & Company non-cash consulting charge and the elimination of the deferred tax valuation allowance, net income for the six months ended March 31, 2000 would have been $729,000 and $462,000. This represents an increase of $267,000 or 57.8%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities improved in the first six months of fiscal 2000 to $2,901,000 from net cash provided of $1,810,000 in the same period of fiscal 1999. The increase in cash flows from operations is attributable to the continued earnings improvement of the Company adjusted for non-cash charges such as depreciation and amortization, non-cash consulting expense, an increase in accounts payable, accrued expenses and other current liabilities offset by an increase in accounts receivable. Cash outflow for the purchase of equipment and improvements was $183,000 in the six months ended March 31, 2000 compared to $53,000 in the six months ended March 31, 1999. The net cash used in financing activities increased in the six months ended March 31, 2000, compared to the six months ended March 31, 1999 due to limited borrowings and repayments on long-term debt whereas last year the Company completed various borrowings and made repayments on long-term debt. At March 31, 2000, the Company had cash of $4,202,000, restricted cash of $362,000 and net accounts receivable of $14,518,000.

The Company has a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million. The facility is comprised of (i) two three-year term loans each for $2.5 million, with a five-year amortization, at prime plus 3% (12.00% at March 31, 2000); (ii) a three-year term loan for $4.0 million, with a five-year amortization, at prime plus 3% (12.00% at March 31, 2000) and (iii) a $3.5 million revolving line of credit at prime plus 1% (10.00% at March 31, 2000) secured by certain accounts receivable of the Company. The credit facility is subject to success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. In addition the $4.0 million term loan is subject to annual success fees at the beginning of each loan year in the amount of $500,000. On April 27, 2000 the Company remitted success fees in the amount of $225,000.

In connection with the Synadyne acquisition the two three-year term loans each for $2.5 million has been extended to April 30, 2003 and March 01, 2003. The $4.5 million term loan consists of no principal payments for the first six months and expires on April 30, 2003, with a balloon payment at the end of the three years. The revolving line of credit expires on April 30, 2003.

Total outstanding debt as of April 30, 2000 and March 31, 2000 was $8,568,000 and $5,053,000, respectively.

On July 22, 1999 the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock subject to the approval of the Company's

                                    16 of 19
lenders and any regulatory approval required. As of March 31, 2000 the Company repurchased 83,600 shares at an average cost of $1.10.

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

                                    17 of 19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

    Date of Report         Item Reported
    April 21, 2000         Item 2 - Acquisition of  Synadyne Assets.  Filed to
                           report the acquisition of the Synadyne assets of Outsource International, Inc.

                           Item 5 - Other events. Report of results of annual meeting.



                                    18 of 19

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TEAMSTAFF, INC.
                                            (Registrant)

                                            /s/ Donald W. Kappauf
                                           -------------------------
                                            Donald W. Kappauf
                                            Chief Executive Officer

                                           /s/ Donald T. Kelly
                                          --------------------------
                                           Donald T. Kelly
                                           Chief Financial Officer

Date: May 15, 2000


                                    19 of 19