Form 10-Q
period 2000-06-30
TEAMSTAFF INC
filed 2000-08-16
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2000
                               -------------------------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------     ---------------


                           Commission File No. 0-18492
                                               -------

                                 TEAMSTAFF, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

        New Jersey                                              22-1899798
----------------------------------------------------------------------------
 State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification Number)


300 Atrium Drive, Somerset, NJ                                         08873
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            (732)748-1700
                                                   -------------------------
        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                  -----        -----
7,952,261 shares of Common Stock, par value $.001 per share, were outstanding as of August 11, 2000.


                                    1 OF 20

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                  June 30, 2000

                                Table of Contents

Part I - Financial Information                                          Page No.
------------------------------                                          --------
Item 1.        Consolidated Balance Sheets as of
               June 30, 2000 (Unaudited) and
               September 30, 1999                                              3

               Consolidated Statements of
               Income for the three months ended
               June 30, 2000 and 1999 (Unaudited)                              5

               Consolidated Statements of
               Income for the nine months ended
               June 30, 2000 and 1999 (Unaudited)                              6

               Consolidated Statements of Cash Flows for the
               nine months ended June 30, 2000 and 1999
               (Unaudited)                                                     7

               Notes to Consolidated Financial Statements
               (Unaudited)                                                     8

Item 2.        Management's discussion and analysis of
               financial condition and results of operations                  13

Part II - Other Information
---------------------------

Item 1.        Legal Proceedings                                              17

Item 4.        Submission of Matters to a Vote of Security Holders            18

Item 5.        Other Information                                              19

Item 6.        Exhibits and Reports on Form 8-K                               19

Signatures                                                                    20


                                    2 OF 20

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                JUNE 30,                  SEPTEMBER 30,
                                                                  2000                        1999
                                                       --------------------------  ----------------------------
                                                              (unaudited)
ASSETS

CURRENT ASSETS

 Cash and cash equivalents                               $        3,409,000          $        1,948,000
 Restricted cash                                                    375,000                     362,000
 Accounts receivable, net of allowance                           17,776,000                  13,557,000
 Current deferred tax asset                                       1,536,000                   1,464,000
 Other current assets                                               539,000                     552,000
                                                       --------------------------  ----------------------------
      Total current assets                                       23,635,000                  17,883,000

EQUIPMENT AND IMPROVEMENTS

 Equipment                                                        3,990,000                   3,748,000
 Leasehold improvements                                             132,000                     100,000
                                                       --------------------------  ----------------------------
                                                                  4,122,000                   3,848,000

 Accumulated depreciation and amortization                        3,329,000                   3,023,000
                                                       --------------------------  ----------------------------
                                                                    793,000                     825,000

DEFERRED TAX ASSET                                                        -                     328,000

INTANGIBLES, net of amortization                                 19,785,000                  16,798,000

OTHER ASSETS                                                        616,000                     548,000
                                                       --------------------------  ----------------------------

 TOTAL ASSETS                                             $      44,829,000           $      36,382,000
                                                       ==========================  ============================





       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS





                                                                          JUNE 30,                  SEPTEMBER 30,
                                                                            2000                        1999
                                                                   ------------------------    ------------------------
                                                                         (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt                                    $        1,550,000          $        1,034,000
 Accounts payable                                                              6,758,000                   2,924,000
 Accrued expenses and other current liabilities                               11,711,000                  10,957,000
                                                                   ------------------------    ------------------------
      Total current liabilities                                               20,019,000                  14,915,000

LONG-TERM DEBT                                                                 6,703,000                   4,502,000

                                                                   ------------------------    ------------------------
      Total Liabilities                                                       26,722,000                  19,417,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common Stock, $.001 par value; authorized 11,429,000
      shares; issued 7,980,718 and 7,980,718; outstanding
      7,952,260 and 7,962,403 at June 30, 2000 and
      September 30, 1999                                                           8,000                       8,000
 Additional paid-in capital                                                   21,337,000                  21,093,000
 Treasury Stock                                                                 (113,000)                    (75,000)
 Accumulated deficit                                                          (3,125,000)                 (4,061,000)
                                                                   ------------------------    ------------------------
      Total shareholders' equity                                              18,107,000                  16,965,000
                                                                   ------------------------    ------------------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $      44,829,000           $      36,382,000
                                                                   ========================    ========================




          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)





                                                                       FOR THE THREE MONTHS ENDED
                                                                                JUNE 30,
                                                           ---------------------------------------------------
                                                                   2000                          1999
                                                           --------------------         ----------------------

REVENUES                                                        $ 137,316,000                   $  70,747,000

DIRECT EXPENSES                                                   131,691,000                      65,971,000
                                                           ------------------           ---------------------

  Gross profit                                                      5,625,000                       4,776,000


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        4,751,000                       3,227,000

DEPRECIATION AND AMORTIZATION                                         353,000                         353,000
                                                           ------------------           ---------------------

  Income from operations                                              521,000                       1,196,000
                                                           ------------------           ---------------------

OTHER INCOME (EXPENSE)
  Interest and other income                                           142,000                          84,000
  Interest expense                                                   (480,000)                       (340,000)
                                                           ------------------           ---------------------
                                                                     (338,000)                       (256,000)
                                                           ------------------           ---------------------


       Income before income tax benefit (expense)                     183,000                         940,000


INCOME TAX BENEFIT (EXPENSE)                                          127,000                        (451,000)
                                                           ------------------           ---------------------

NET INCOME                                                        $   310,000                     $   489,000
                                                           ==================           =====================

BASIC EARNINGS PER COMMON SHARE                                    $     0.04                      $     0.06
                                                           ==================           =====================


BASIC SHARES OUTSTANDING                                            7,954,141                       7,980,046
                                                           ==================           =====================

DILUTED EARNINGS PER COMMON SHARE                                  $     0.04                      $     0.06
                                                           ==================           =====================


DILUTED SHARES OUTSTANDING                                          7,985,417                       8,005,046
                                                           ==================           =====================



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)





                                                                              FOR THE NINE MONTHS
                                                                                   JUNE 30,
                                                             -----------------------------------------------------
                                                                     2000                             1999
                                                             ---------------------            --------------------

REVENUES                                                            $ 299,140,000                   $ 165,694,000

DIRECT EXPENSES                                                       284,134,000                     154,314,000
                                                             --------------------             -------------------

  Gross profit                                                         15,006,000                      11,380,000


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           12,000,000                       8,245,000

DEPRECIATION AND AMORTIZATION                                             973,000                         824,000
                                                             --------------------             -------------------

   Income from operations                                               2,033,000                       2,311,000
                                                             --------------------             -------------------

OTHER INCOME (EXPENSE)
   Interest and other income                                              429,000                         289,000
   Interest expense                                                    (1,094,000)                       (803,000)
                                                             --------------------             -------------------

                                                                         (665,000)                       (514,000)
                                                             --------------------             -------------------


       Income before income tax expense                                 1,368,000                       1,797,000


INCOME TAX EXPENSE                                                       (432,000)                       (446,000)
                                                             --------------------             -------------------

NET INCOME                                                          $     936,000                   $   1,351,000
                                                             ====================             ===================

BASIC EARNINGS PER COMMON SHARE                                              0.12                   $        0.20
                                                             ====================             ===================

BASIC SHARES OUTSTANDING                                                7,956,413                       6,842,679
                                                             ====================             ===================

DILUTED EARNINGS PER COMMON SHARE                                            0.12                   $        0.20
                                                             ====================             ===================

DILUTED SHARES OUTSTANDING                                              8,008,002                       6,896,080
                                                             ====================             ===================


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            FOR THE NINE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                               ---------------------------------------------------
                                                                                          2000                     1999
                                                                               ---------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                               $    936,000             $   1,351,000
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Deferred income taxes                                                                      256,000                   440,000
     Depreciation and amortization                                                              973,000                   824,000
     Provision for doubtful accounts                                                            105,000                   144,000
     Disposal of equipment                                                                      (35,000)                        -
     Noncash consulting expense                                                                 193,000                         -
  Changes in operating assets and liabilities, net of businesses acquired:
     (Increase) decrease in accounts receivable                                              (4,324,000)                  164,000
     Decrease in other current assets                                                            13,000                   415,000
     (Increase) decrease in other assets                                                        (77,000)                  173,000
     Increase in restricted cash                                                                (13,000)                 (350,000)
     Increase (decrease) in accounts payable, accrued expenses and
       other current liabilities                                                              4,587,000                  (765,000)
                                                                               ------------------------ -------------------------

                 Net cash provided by operating activities                                    2,614,000                 2,396,000
                                                                               ------------------------ -------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of businesses                                                               (3,609,000)               (4,331,000)
     Purchase of equipment and improvements                                                    (274,000)                  (96,000)
                                                                               ------------------------ -------------------------

                 Net cash used in investing activities                                       (3,883,000)               (4,427,000)
                                                                               ------------------------ -------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from borrowings on long-term debt                                              4,000,000                 2,500,000
      Proceeds from revolving line of credit                                                          -                 1,015,000
      Proceeds from borrowings on bridge loan                                                         -                   750,000
      Repayments on bridge loan                                                                       -                  (750,000)
      Repayments on long-term debt                                                             (780,000)                 (541,000)
      Repayments on revolving line of credit                                                   (478,000)                 (663,000)
      Repayments on capital lease obligations                                                   (25,000)                  (33,000)
      Repurchase of common shares                                                               (38,000)                        -
      Proceeds from issuance of common stock and
         exercise of common stock options and warrants - net                                     51,000                    47,000
                                                                               ------------------------ -------------------------

                 Net cash provided by financing activities                                    2,730,000                 2,325,000
                                                                               ------------------------ -------------------------

     Net increase in cash                                                                     1,461,000                   294,000

 CASH AT BEGINNING OF PERIOD                                                                  1,948,000                 1,530,000
                                                                               ------------------------ -------------------------

 CASH AT END OF PERIOD                                                                    $   3,409,000             $   1,824,000
                                                                               ==================================================


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest                                             $      976,000           $      469,000
                                                                               ===================================================
     Cash paid during the period for taxes                                                $      478,000           $      260,000
                                                                               ===================================================


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     ORGANIZATION AND BUSINESS

TeamStaff, Inc. (the "Company"), (formerly Digital Solutions, Inc.), a New Jersey Corporation, provides a broad spectrum of human resource services including professional employer organization ("PEO"), payroll processing, human resource administration and placement of temporary and permanent employees.

Effective January 25, 1999, the Company acquired the ten entities operating under the trade name, the TeamStaff Companies. In conjunction with the acquisition, the Company changed its name from Digital Solutions, Inc., to TeamStaff, Inc. on February 10, 1999.

Effective April 8, 2000, the Company acquired substantially all of the assets of the professional employer organization ("PEO") business of Outsource International, Inc. ("Outsource") which has operated under the trade name "Synadyne". The assets were acquired through one of TeamStaff's subsidiaries.

Effective June 2, 2000 the Company effected a reverse stock split at a rate of one (1) new share for each existing 3.5 shares of TeamStaff common stock. All common shares and per share amounts in the accompanying financial statements have been adjusted retroactively to effect the reverse stock split.

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

The accompanying consolidated financial statements include those of TeamStaff Inc., and its wholly-owned subsidiaries. The results of operations of acquired companies have been included in



                                    8 OF 20
the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.



EARNINGS PER SHARE-

Basic earnings per share ("Basis EPS") is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share ("Diluted EPS") is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

The following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                              Three Months Ended June 30,       Nine Months Ended June 30,
                                              ------------------------------------------------------------
                                                     2000         1999          2000             1999
                                              ------------------------------------------------------------
Numerator:
  Net income                                        $310,000      $489,000      $936,000       $1,351,000
Denominator:
Weighted average number of common shares
   Outstanding- basic                              7,954,141     7,980,046     7,956,413        6,842,679
Incremental shares for assumed conversions
   of stock options/warrants                          31,276        25,000        51,589           53,401
                                              ------------------------------------------------------------
Weighted average number of common
   and equivalent shares outstanding-diluted       7,985,417     8,005,046     8,008,002        6,896,080
                                              ------------------------------------------------------------

Earnings per share-basic                               $0.04         $0.06         $0.12            $0.20
Earnings per share-diluted                             $0.04         $0.06         $0.12            $0.20

Stock options and warrants outstanding at June 30, 2000 to purchase 242,120 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended June 30, 2000 as they were antidilutive.


(3) INCOME TAXES:

At June 30, 2000 the Company had available operating loss carryforwards of approximately $3,081,000 to reduce future periods' taxable income. The carryforwards expire in various years beginning in 2004 and extending through 2012.

                                    9 OF 20

The Company has a $1,536,000 and a $1,792,000 deferred tax asset at June 30, 2000 and September 30, 1999, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset as a result of recent business developments as well as its ability to meet its operating plan.

(4)     DEBT:

The Company has a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million. Substantially all assets of the Company secure the credit facility. The facility is comprised of (i) two three-year term loans each for $2.5 million, with a five-year amortization, at prime plus 3% (12.50% at June 30, 2000); (ii) a three-year term loan for $4.0 million, with a five-year amortization, at prime plus 3% (12.50% at June 30, 2000) and (iii) a $3.5 million revolving line of credit at prime plus 1% (10.50% at June 30, 2000) secured by certain accounts receivable of the Company. The credit facility is subject to success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. In addition the $4.0 million term loan is subject to annual success fees at the beginning of each loan year in the amount of $500,000. The credit facility is subject to certain covenants including, but not limited to, a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On April 27, 2000 the Company remitted success fees in the amount of $225,000.

In connection with the Synadyne acquisition the two three-year term loans, each for $2.5 million, have been extended to April 30, 2003 and March 1, 2003. The $4.0 million term loan consists of no principal payments for the first six months and expires on April 30, 2003, with a balloon payment at the end of the three years. The revolving line of credit expires on April 30, 2003.


Total outstanding debt as of July 31, 2000 and June 30, 2000 was $8,647,000 and $8,253,000 respectively.

(5)     ACQUISITION OF SYNADYNE:

On April 7, 2000 TeamStaff, Inc. entered into a definitive Asset Purchase Agreement to acquire substantially all of the assets of the professional employer organization ("PEO") business of Outsource International, Inc. ("Outsource") which had operated under the tradename "Synadyne". The assets were acquired through one of TeamStaff's subsidiaries. The transaction was effective April 8, 2000. TeamStaff acquired the tradename "Synadyne" as part of the transaction, as well as all of the customer contracts of the PEO business. Under the terms of the Asset Purchase Agreement, TeamStaff paid an aggregate purchase price of $3,500,000. The agreement also provides for an additional potential payment in one year of up to $1,250,000 provided that the former clients of Outsource have at least 9,500 worksite employees as of March

                                    10 OF 20

31, 2001. In the event there are less than 9,500 employees, the amount of the earnout will be reduced by a pre-determined formula.

(6)     FARIAS JUDGEMENT:

The Company's subsidiary, DSI Staff Connxions-Southwest, Inc., is the defendant in a lawsuit (Frederico Farias v. Thomson Consumer Electronics and DSI Staff Connxions - Southwest, Inc.; 327th Judicial District Case No. 96-3036; District Court of El Paso County, Texas) whereby a former leased employee of a client obtained a judgment against the Company during August, 1998 in the amount of $315,000 including interest. The judgment includes approximately $95,000 in compensatory damages, $200,000 in punitive damages and $20,000 in pre-trial interest. The Company has posted a bond for the full amount of the judgment plus accrued interest and is appealing the judgement. On May 31, 2000 the Company was notified that is has lost its initial appeal. The Company has filed an appeal to the Texas Supreme Court. To reflect this potential judgement, the Company's financial statements include a charge against earnings of $381,000 which approximates the full cost of the judgement to include post-judgement interest.


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

Corporate is a separate unit which reflects all corporate expenses, amortization of recently

                                    11 OF 20
acquired goodwill, interest expense as well as depreciation on corporate assets and miscellaneous charges.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business lines based on pre-tax income.

The following table represents the condensed financial results for the third quarter and nine months ended June 30, 2000 and 1999 for each of the Company's segments:

                                                          Net Sales

                                           ------------------------------------------
                                           Three Months                   Nine Months
                                          Ended June 30,                 Ended June 30,
($ in thousands)                      2000             1999           2000           1999
----------------                      ----             ----           ----           ----

Professional Employer Services          $123,242      $60,175        $260,546      $137,858
Temporary Staffing                        13,170        9,732          35,777        25,112
Payroll Services                             904          840           2,817         2,724
                                    ------------   ----------    ------------   -----------
                                         137,316       70,747         299,140       165,694
Corporate                                   -           -                 -           -
                                    ------------   ----------    ------------   -----------
Consolidated                            $137,316      $70,747        $299,140      $165,694


                                                     Income  Before Taxes

                                           ----------------------------------------
                                           Three Months                 Nine Months
                                          Ended June 30,               Ended June 30,
($ in thousands)                      2000              1999        2000           1999
----------------                      ----              ----        ----           ----

Professional Employer Services       $    (478)*     $  1,079    $        131*   $  1,563
Temporary Staffing                       1,569            964           4,086       2,222
Payroll Services                           355            294           1,043       1,118
                                    ----------     ----------    ------------   ---------
                                         1,446          2,337           5,260       4,903
Corporate                               (1,263)        (1,397)         (3,892)     (3,106)

                                    ----------     ----------    ------------   ---------
Consolidated                         $     183      $     940    $      1,368    $  1,797

*Included in these numbers is a $600,000 workers' compensations charge and a $381,000 settlement claim explained in the Management's Discussion and Analysis.

The Company has no revenue derived outside of the United States.

                                    12 OF 20

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with risks undertaken in connection with acquisitions, risks from potential workers' compensation claims and required payments, risks from employer/employee suits such as discrimination or wrongful termination, risks associated with payroll and employee related taxes which may require unanticipated payments by the Company, liabilities associated with the company's status under certain federal and state employment laws as a co-employer, effects of competition, the Company's ability to implement its internet based business and technological changes and dependence upon key personnel.

The Company's revenues for the three months ended June 30, 2000 and 1999 were $137,316,000 and $70,747,000, respectively, which represents an increase of $66,569,000 or 94.1%. Of this increase, $52,910,000 was due to the acquisition of Synadyne with the balance due to internal growth. This later growth reflects a 19% increase over last year. For the nine months ended June 30, 2000 and 1999, the Company's revenues were $299,140,000 and $165,694,000, respectively, which represents an increase of $133,446,000 or 80.5%. Of this increase, $37,517,000 was due to the acquisition of the TeamStaff Companies and $52,910,486 was due to the acquisition of Synadyne with the balance due to internal growth. This later growth reflects a 26% increase over last year.

Direct expenses were $131,691,000 for the three months ended June 30, 2000 and $65,971,000 for the comparable period last year, representing an increase of $65,720,000 or 99.6%. As a percentage of revenue, direct expenses for the three months ended June 30, 2000 and 1999 were 95.9% and 93.2%. These increases represent the higher direct expenses associated with the increased PEO business as well as a $600,000 charge to increase the Company's workers' compensation reserves. Approximately $300,000 of the charge is the result of a recent audit of the Company's workers' compensation program for the two-year period ended March 31, 1999.

                                    13 OF 20

This adjustment amounts to less than 5 percent of the workers' compensation revenue during this two-year period. The Company is still in the process of reviewing the audit but has elected to record the charge. The remaining $300,000 charge pertains to the workers' compensation year ended August 1, 1999. The management of the workers' compensation program, as of April 1, 1999, was shifted to the then newly acquired TeamStaff Companies' Risk Management Department, which significantly reduced the old DSI incurred claims immediately. However, based upon the different mix of business DSI had versus the TeamStaff Companies, and the slower reserve development experienced on these claims, the losses developed higher in 2000 than had historically been the case for the TeamStaff Companies. Accordingly, the Company elected to increase these reserves by an additional $300,000. For fiscal 2000, the Company has implemented a program to develop loss reserves on an accelerated basis. After adjusting for these items, direct expenses for the third quarter of 2000 would have been $131,091,000 versus $66,421,000 for the third quarter of 1999, representing an increase of 97.4%. For the nine months ended June 30, 2000 and 1999, direct expenses increased $129,820,000 or 84.1% from 154,314,000 to $284,134,000, respectively. As a percentage of revenue, direct expenses for the nine months ended June 30, 2000 and 1999 were 95.0% and 93.1%. After adjusting for the workers' compensation items previously discussed, direct expenses for the nine months ended June 30, 2000 would have increased 83.2% from $154,764,000 to $283,534,000

Gross profits were $5,625,000 and $4,776,000 for the quarters ended June 30, 2000 and 1999, respectively, an increase of $849,000 or 17.8% despite a $600,000 charge to increase the Company's workers' compensation reserves. Gross profits, as a percentage of revenue, were 4.1% and 6.8% for the quarters ended June 30, 2000 and 1999, respectively. After adjusting for the workers' compensation charge previously discussed, gross profit for the third quarter of 2000 would have been $6,225,000 versus $4,326,000 for the third quarter of 1999, representing an increase of 43.9%. As a percentage of revenue, and as adjusted for the workers' compensation items, gross profit for this quarter was 4.5% versus 6.2% for the same period in fiscal 1999. Gross profits were $15,006,000 and $11,380,000 for the nine months ended June 30, 2000 and 1999, respectively, representing an increase of $3,626,000 or 31.9%. Gross profits, as a percentage of revenue, were 5.0% and 6.9% for the nine months ended June 30, 2000 and 1999. Adjusting for the workers' compensation items previously discussed, gross profit for the nine months ended June 30, 2000 would have increased 42.8% from $10,930,000 to $15,606,000. As a percentage of revenue, and as adjusted for the workers' compensation items, gross profit for the nine months ended June 30, 2000 would have been 5.2% versus 6.6% for the same period in fiscal 1999. The gross profit as a percentage of revenue declined because a substantial portion of our revenue growth occurred in the PEO line of business, which has lower margins but generates higher dollars of gross profit.

Selling, general and administrative( "SG&A") expenses for the quarters ended June 30, 2000 and 1999 were $4,751,000 and $3,227,000, respectively, representing an increase of $1,524,000 or 47.2%. This increase is primarily attributed to $954,000 of SG&A expenses related to the newly acquired Synadyne operation and a $381,000 charge associated with the Farias judgement, leaving the remaining net increase of 5.1% attributed to the build-up in the PEO sales force offset

                                    14 OF 20
by the reduction in other costs. SG&A expenses for the nine months ended June 30, 2000 and 1999 were $12,000,000 and $8,245,000, respectively, representing an increase of $3,755,000 or 45.5%. This increase is similarly attributed to the Synadyne and TeamStaff acquisitions, the significant increase in the PEO sales force, a $175,000 charge for noncash consulting expenses associated with the issuance of 350,000 warrants to Donald & Company and a $381,000 charge associated with the Farias settlement. After adjusting for the Farias judgement, the $175,000 non-cash consulting expenses reflected in the first quarter of fiscal 2000, and to account for the SG&A from the Synadyne and TeamStaff acquisitions, selling, general and administrative expenses increased $671,000, or 8.2% over the same period last year.

Depreciation and amortization for the quarters ended June 30, 2000 and 1999 remained flat over the similar period last year. Depreciation and amortization for the nine months ended June 30, 2000 and 1999 increased to $973,000 from $824,000 respectively, or $149,000. The increase is primarily attributed to the additional amortization of goodwill related to the acquisitions of the TeamStaff Companies and Synadyne.

Interest expense for the quarter ended June 30, 2000 increased $140,000 to $480,000 from $340,000 in the corresponding period in 1999 due to the additional debt associated with the Synadyne acquisition. Interest expense for the nine months ended June 30, 2000 increased $291,000 to $1,094,000 from $803,000 in the nine months ended June 30, 1999, due to the TeamStaff and Synadyne acquisitions.

Income taxes for the quarter ended June 30, 2000 reflected a tax benefit of $127,000 versus a tax expense of $451,000 for the similar period last year. The third quarter of fiscal 2000 includes $185,000 tax credit earned on certain employees' wages. Income tax expense for the nine months ended June 30, 2000 and 1999 were $432,000 and $446,000, respectively. Included in the second quarter of fiscal 1999 was a $400,000 net tax benefit reflecting the elimination of a deferred tax valuation allowance.

Net income for the quarter ended June 30, 2000 was $310,000, or $0.04 per fully-diluted share, as compared to $489,000, or $0.06 per fully-diluted share for the quarter ended June 30, 1999. After all the adjustments previously discussed, only the $300,000 charge to increase the Company's workers' compensation reserves for the covered year ending August 1, 1999, affected the Company's bottom line performance this quarter. After adjusting both quarters for the workers' compensation adjustments, June 30, 2000 and June 30, 1999, net income would have been $484,000, or $0.06 per fully-diluted share for 2000, and $315,000, or $0.04 per fully-diluted share for 1999. This represents an increase of 53%. Net income for the nine months ended June 30, 2000 was $936,000, or $0.12 per fully-diluted share, versus $1,351,000, or $0.20 per fully-diluted share. After adjusting for the first quarter 2000 non-cash consulting expenses and the workers' compensation adjustments, as previously discussed, net income for the nine months ended June 30, 2000 would have been $1,212,000, or $0.15 per fully-diluted share. After adjusting for the same workers' compensation adjustments and the deferred tax item, as previously discussed, net income for the nine months ended June 30, 1999 would have been

                                    15 OF 20

$777,000, or $0.11 per fully-diluted share. Net income for the nine months ended June 30, 2000 increased 56% over the same period in 1999 based upon these numbers.


In July 2000, the Company made claims for indemnification against the selling shareholders of the TeamStaff Companies which were acquired by the Company in January 1999. The claims consist of various liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers have disputed these claims and have attempted to assert claims of their own. Under the terms of the acquisition agreements, the Sellers secured their indemnification obligation by depositing 420,000 shares of the Company's common stock in escrow. The Company believes that it has good and meritorious claims against the Sellers and good and meritorious defenses to any of the Sellers' claims against the Company. However, there can be no assurance that the Company will obtain a successful resolution of all of its claims. In the event that the Company is obligated to pay third parties in respect of breaches for which it cannot obtain indemnification from the former shareholders (or reimbursement of previously paid sums) the Company's financial condition may be adversely impacted. Failure to successfully resolve the Company's claims against the Sellers may have a material adverse effect on the Company's financial condition and results of operations.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities improved in the first nine months of fiscal 2000 to $2,614,000 from $2,396,000 in the same period of fiscal 1999. The increase in cash flows from operations is attributable to the continued earnings improvement of the Company adjusted for non-cash charges such as depreciation and amortization, non-cash consulting expense, an increase in accounts payable, accrued expenses and other current liabilities offset by an increase in accounts receivable. Cash outflow for the purchase of equipment and improvements was $274,000 in the nine months ended June 30, 2000 compared to $96,000 in the nine months ended June 30, 1999. The net cash provided by financing activities increased in the nine months ended June 30, 2000, compared to the nine months ended June 30, 1999 due to additional borrowings for the Synadyne acquisition. At June 30, 2000, the Company had cash of $3,409,000, restricted cash of $375,000 and net accounts receivable of $17,776,000.

The Company has a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million. The facility is comprised of (i) two three-year term loans each for $2.5 million, with a five-year amortization, at prime plus 3% (12.50% at June 30, 2000); (ii) a three-year term loan for $4.0 million, with a five-year amortization, at prime plus 3% (12.50% at June 30, 2000) and (iii) a $3.5 million revolving line of credit at prime plus 1% (10.50% at June 30, 2000) secured by certain accounts receivable of the Company. The credit facility is subject to success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. In addition the $4.0 million term loan is subject to annual


                                    16 OF 20
success fees at the beginning of each loan year in the amount of $500,000. On April 27, 2000 the Company remitted success fees in the amount of $225,000.

In connection with the Synadyne acquisition the two three-year term loans each for $2.5 million has been extended to April 30, 2003 and March 1, 2003. The $4.5 million term loan consists of no principal payments for the first six months and expires on April 30, 2003, with a balloon payment at the end of the three years. The revolving line of credit expires on April 30, 2003.


Total outstanding debt as of July 31, 2000 and June 30, 2000 was
$8,647,000 and $8,253,000, respectively.


On July 22, 1999 the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock subject to the approval of the Company's lenders and any regulatory approval required. As of June 30, 2000 the Company repurchased 28,500 shares at an average cost of $3.96

Management of the Company believes that its existing cash and available borrowing capacity will be sufficient to support cash needs for the next twelve months.

Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices and cost structure to respond to inflation and changing prices.



PART II

OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company's subsidiary, DSI Staff Connxions-Southwest, Inc., is the defendant in a lawsuit (Frederico Farias v. Thomson Consumer Electronics and DSI Staff Connxions - Southwest, Inc.; 327th Judicial District Case No. 96-3036; District Court of El Paso County, Texas) whereby a former leased employee of a client obtained a judgment against the Company during August, 1998 in the amount of $315,000 including interest. The judgment includes approximately $95,000 in compensatory damages, $200,000 in punitive damages and $20,000 in pre-trial interest. The Company has posted a bond for the full amount of the judgment plus accrued interest and is appealing the judgement. On May 31, 2000 the Company was notified that is has lost its initial appeal. The Company has filed an appeal to the Texas Supreme Court. To reflect this potential judgement, the Company's financial statements include a charge against earnings

                                    17 OF 20
of $381,000 which approximates the full cost of the judgement to include post-judgement interest.


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




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) TeamStaff held a Special Meeting of its Shareholders on May 31, 2000 to authorize the Board of Directors of the Company to effect a 1:3.5 reverse split of the common stock of the Company. Out of the 27,932,513 shares outstanding on the record date, holders of 22,001,119 shares approved the reverse stock split. The Board of Directors implemented the reverse split on June 2, 2000. Represents pre-split shares of common stock.

(b) TeamStaff held its Annual Meeting of shareholders on April 13, 2000. As of the record date of March 7, 2000, there were 27,932,513 shares outstanding and eligible to vote at the Annual Meeting. Represents pre-split shares of common stock. At the Annual Meeting shareholders approved the following actions:

        1.   Election Of Directors

        Shareholders were requested to vote on the election of two Class 3 directors

        Nominee Name            Votes Against         Votes in Favor               % in Favor

        Kirk Scoggins             145,339               25,554,907                   99%
        Martin J. Delaney         153,939               25,546,307                   99%

        2.   Adoption of 2000 Employee Stock Option Plan

        Shareholders were requested to approve adoption of the 2000 Employee Stock Option Plan to provide for the grant of options to purchase up to 6,000,000 shares of the Corporation's common stock.

        Votes Cast in Favor        % In Favor        Votes Against         Votes Abstaining

        15,307,440                   89%               1,749,275             460,406

                                    18 OF 20

        3.   Adoption of 2000 Non-Executive Director Stock Option Plan

        Shareholders were requested to approve adoption of the 2000 Non-Executive Director Stock Option Plan to provide for the issuance of options to purchase common stock to non-employee directors.

        Votes Cast in Favor        % in Favor        Votes Against         Votes Abstaining

            15,420,070                  90%            1,707,012             390,039


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

                                    19 OF 20

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  TEAMSTAFF, INC.
                                                  (Registrant)



                                                  /s/ Donald W. Kappauf
                                                  ---------------------------
                                                  Donald W. Kappauf
                                                  Chief Executive Officer



                                                  /s/ Donald T. Kelly
                                                  ---------------------------
                                                  Donald T. Kelly
                                                  Chief Financial Officer

Date: August 15, 2000

                                    20 OF 20