Form 10-K
period 2000-09-30
TEAMSTAFF INC
filed 2001-01-16
CIK 785557

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

/X/               ANNUAL REPORT PURSUANT TO SECTION 13 ON 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

                                 [ ]

         On January 10, 2001 the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $46,723,685 based upon the average bid and asked price for such Common Stock on said date as reported by NASDAQ Small Cap Market. On such date, there were 7,991,719 shares issued and outstanding of Common Stock of the Registrant.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None



                            [Cover Page 2 of 2 Pages]

                                     PART I


SAFE HARBOR STATEMENT

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). The Company desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Report on Form 10-K involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks related to recently consummated acquisitions as well as future acquisitions, the Company's ability to increase its revenues and produce net income, effects of competition and technological changes, risks related to exposure to personal injury and workers' compensation claims, risks that the Company's insurance company may not provide adequate coverage, risks associated with compliance with government regulations such as ERISA, state and local employment regulations and workers' compensation and dependence upon key personnel.

         Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe", "intend", "estimate", and "continue" or other similar words.

ITEM 1. BUSINESS

INTRODUCTION

         TeamStaff, Inc. (referred to as the "Company"), formerly named Digital Solutions, Inc., a New Jersey Corporation, was founded in 1969 as a payroll service company and has evolved into a leading provider of human resource management and professional employer organization ("PEO") to a wide variety of industries in 50 states. TeamStaff's wholly-owned subsidiaries include TeamStaff Solutions, Inc., DSI Staff ConnXions-Northeast, DSI Staff ConnXions-Southwest, TeamStaff Rx, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employee Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., and HR2, Inc. (collectively referred to, with TeamStaff, as the "Company").

         The Company currently provides three types of services related to the employee leasing, temporary staffing and payroll service businesses: (1) professional employer organization services, such as payroll processing, personnel and administration, benefits administration, workers' compensation administration and tax filing; (2) employer administrative services, such as payroll processing and tax filing; and (3) contract staffing, or the placement of temporary and permanent employees. TeamStaff currently furnishes PEO employees, payroll and contract staffing services to over 4,300 client organizations with approximately 21,800 worksite employees, 2,600 staffing employees and processing for approximately 30,000 payroll service employees and believes that it currently ranks, in terms of revenues and worksite employees, as one of the top professional employer organizations in the United States. The Company's contract staffing business mainly places temporary help in hospitals and clinics throughout the United States through its Clearwater, Florida and Houston, Texas offices. The Company has six regional offices located in Somerset, New Jersey; Houston and El Paso, Texas; Woburn, Massachusetts; and Delray and Clearwater, Florida and seven sales service centers in New York, New York; El Paso and Houston, Texas; Delray, and Clearwater, Florida; Woburn, Massachusetts; and Somerset, New Jersey.

         Recognizing the desire by many small businesses to be relieved of the human resource administrative functions, the Company has formulated a strategy of emphasizing PEO and "outsourcing" services. In PEO, a service provider becomes a co-employer of the client company's employees and assigns these employees to the client to perform their intended functions at the worksite.

         As a PEO, the Company essentially provides services that function as the personnel department for small to medium sized companies. The Company believes that by offering services which relieve small and medium sized businesses of the ever increasing administrative burden of employee related record keeping, payroll processing, benefits administration, employment of temporary and permanent specialized employees and other human resource functions, the Company has positioned itself to take advantage of a major growth opportunity during this decade and the next.

         Effective January 25, 1999, the Company acquired the ten entities operating under the trade name, "The TeamStaff Companies". In conjunction with the acquisition, the Company changed its name from Digital Solutions, Inc. to TeamStaff, Inc. on February 10, 1999.

         Effective April 8, 2000, the Company acquired substantially all of the assets of the PEO division of Outsource International, Inc. ("Outsource") which had operated under the trade name "Synadyne".

         Effective June 2, 2000, the Company effected a reverse stock split at a rate of one (1) new share for each existing 3.5 shares of TeamStaff common stock. All common shares and per share amounts in this Form 10-K have been adjusted retroactively to effect the reverse stock split.

         Management has determined to emphasize the Company's future growth in the PEO and outsourcing industry. The Company's expansion program will focus on internal growth through the cross marketing of its PEO services to its entire client base and the acquisition of compatible businesses strategically situated in new areas or with a client base serviceable from existing facilities. As part of its effort to expand its PEO business, management has expanded the services of TeamStaff Rx, Inc., the Company's medical contract staffing subsidiary, to include PEO, outsourcing and facilities management. While TeamStaff continues to sell stand-alone employer services, such as payroll and tax filing, it will emphasize the PEO component of its service offerings with a goal of becoming the leading provider of PEO services in the United States. A major component of the Company's growth strategy is the acquisition of well-situated, independent PEO companies whose business can be integrated into the Company's operations. However, there can be no assurance any such acquisition will be consummated by the Company.

         TeamStaff, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its executive offices at 300 Atrium Drive, Somerset, New Jersey 08873 where its telephone number is (732) 748-1700.


RECENT DEVELOPMENTS

SYNADYNE ACQUISITION

         Effective April 8, 2000, the Company acquired substantially all of the assets of the professional employer organization ("PEO") division of Outsource International, Inc. ("Outsource") which had operated under the trade name "Synadyne". TeamStaff acquired the tradename "Synadyne" as part of the transaction, as well as all of the customer contracts of the PEO business. Under the terms of the Asset Purchase Agreement, TeamStaff paid an aggregate purchase price of $3,500,000. The agreement also provides for an additional potential payment in one year of up to $1,250,000 provided that the former clients have at least 9,500 worksite employees as of March 31, 2001. In the event there are less than 9,500 employees, the amount of the earnout will be reduced by a pre-determined formula. As of September 30, 2000 the number of worksite employees were approximately 8,000, which is subject to audit by Outsource International, Inc. Based upon the 8,000 worksite employees the earnout would be reduced by approximately $750,000.

HR2 ACQUISITION

         Effective October 2, 2000, the Company acquired the Professional Employer Organization HR2, Inc. in a stock purchase transaction. The Company acquired all of the capital stock of HR2 in exchange for an aggregate of 89,224 shares of the Company's Common Stock and $100,000 in cash. HR2 operates primarily in Massachusetts, Rhode Island and New Hampshire.

FINANCING

         The Company has a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million. The facility is comprised of (i) two three-year term loans each for $2.5 million, with a five-year amortization, at prime plus 3% (12.50% at September 30, 2000); (ii) a three-year term loan for $4.0 million, with a five-year amortization, at prime plus 3% (12.50% at September 30, 2000) and (iii) a $3.5 million revolving line of credit at prime plus 1% (10.50% at September 30, 2000) secured by certain accounts receivable of the Company. The credit facility is subject to success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. In addition the $4.0 million term loan is subject to annual success fees at the beginning of each loan year in the amount of $500,000. The credit facility is subject to certain covenants including, but not limited to, a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On January 24 and April 27, 2000, the Company remitted success fees in the amount of $200,000 and $225,000 respectively.

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

SERVICES

PROFESSIONAL EMPLOYER ORGANIZATION (PEO)

         The Company's core business, and the area management will continue to emphasize, is its PEO services business. When a client utilizes the Company's PEO services, the client administratively transfers all or some of its employees to the Company, which then provides them to the client. TeamStaff thereby becomes a co-employer and is responsible for all human resource functions, including payroll, benefits administration, tax reporting and personnel record keeping. The client still manages the employees and determines salary and duties in the same fashion as any employer. The client is, however, relieved of reporting and tax filing requirements and other administrative tasks. Moreover, because of economies of scale, the Company is able to negotiate favorable terms on workers' compensation insurance, health benefits, retirement programs, and other valuable services. The client company benefits because it can then offer its employees the same or similar benefits as larger companies, and successfully compete in recruiting highly qualified personnel, as well as build the morale and loyalty of its staff.

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

         LIFE INSURANCE - Affordable basic coverage is available.

         SECTION 125 PREMIUM CONVERSION PLAN - Employees can pay for benefits with pre-tax earnings, reduce their taxable income and FICA payments, and increase their take-home pay.

         401(K) RETIREMENT PLANS - Management believes that most small employers do not provide any significant retirement benefits due to the administrative and regulatory requirements associated with the establishment and maintenance of retirement plans. The Company enables small business owners to offer the assigned employees retirement programs comparable to those of major corporations. Such plans can be used to increase morale, productivity and promote employee loyalty.

         CREDIT UNION - The Company provides an opportunity for employees to borrow money at lower interest rates than offered at most banks.

         PAYROLL SERVICES - Although ancillary to the PEO services, clients no longer incur the expense of payroll processing either through in-house staff or outside service. The Company's PEO services include all payroll and payroll tax processing.

         UNEMPLOYMENT COMPENSATION COST CONTROL - The Company provides an unemployment compensation cost control program to aggressively manage unemployment claims.

         HUMAN RESOURCES MANAGEMENT SERVICES - The Company can provide clients with expertise in areas such as personnel policies and procedures, hiring and firing, training, compensation and performance evaluation.

         WORKERS' COMPENSATION PROGRAM - The Company has a national workers' compensation policy which can provide the Company with a significant advantage in marketing its services, particularly in jurisdictions where workers' compensation policies are difficult to obtain at reasonable costs. The Company also provides its clients, where applicable, with independent safety analyses and risk management services to reduce workers' injuries and claims.

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

TEMPORARY STAFFING SERVICES

         TeamStaff provides temporary staffing services through two subsidiaries which have, in the aggregate, more than 30 years of experience in placing permanent and temporary employees with specialized skills and talents with regional, national and international employers. Temporary staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements. TeamStaff focuses its temporary staffing services in two specific markets where it places people on a temporary long-term assignment, or on a permanent basis: (1) radiological technologist, diagnostic sonographers, cardiovascular technologists, radiation therapist and other medical professionals with hospitals, clinics and therapy centers throughout the 50 states and (2) technical employees such as engineers, information systems specialists and project managers primarily with Fortune 100 companies for specific projects. Clients whose staff requirements vary depending on the level of current projects or business are able to secure the services of highly qualified individuals on an interim basis.

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

         Management believes that its temporary staffing services provides an employer with an increased pool of qualified applicants, since temporary staffing employees have access to a wide array of benefits such as health and life insurance, Section 125 premium conversion plans, and 401(k) retirement plans. These benefits provide interim employees with the motivation of full-time workers without additional benefit costs to the client. A client is also able to temporarily rehire a retired employee for short-term or specialized projects without jeopardizing their pension plan. The Company believes that it has attained the position of being number one or two in terms of gross revenues for firms specializing in the placement of temporary medical imaging personnel.

ACQUISITION STRATEGY

         A key component of the Company's growth strategy has been, and will continue to be, the acquisition of compatible businesses to expand its operations and customer base. Currently, the human resource service industry includes numerous small companies seeking to develop services, operations and customer base similar to those developed by the Company. The Company has acquired companies in the human resource industry in the past. However, with the business and strategy of the Company further developed, acquisitions in the future will be concentrated in the PEO and outsourcing business. The Company believes that with a limited number of key acquisitions of regional PEO companies, who possess a strong customer base and regional reputation, the Company will be able to grow into an industry leader in revenue size and scope of services offered.

         A prospective acquisition candidate may be either a public or private company, but will be required to meet certain financial criteria and growth potential established by the Company. In addition, as the market and industry evolves, the Company may also consider non-PEO entities for strategic acquisitions or mergers, in an effort to expand the potential client base. The Company evaluates acquisition candidates by analyzing the company's management, operations and customer base, which must complement or expand the Company's operations and financial stability, including the Company's profitability and cash flow. The Company's long-term plan is to expand sales and income potential by achieving economies of scale as it expands and regionalizes its revenue base. There can be no assurance, however, that the Company will be able to successfully identify, acquire and integrate into the Company operations compatible PEO companies.

         In furtherance of its acquisition strategy, the Company entered into a letter of intent on November 17, 2000 to acquire Paradyme Human Resources, a PEO located in Florida. The Company is continuing its due diligence with respect to the operations and financial condition of Paradyme. The definitive terms of the proposed acquisition have not been negotiated by the parties, and consummation of the transaction is subject to approval by the Board of Directors of the parties, shareholder approval and negotiation and execution of a definitive agreement. There can be no assurance that the transaction will be consummated.

         In addition, on November 27, 2000, the Company and BrightLane.com, a privately-held Online Business Center (OBC), executed a non-binding term sheet to enter into a business combination to create a technologically advanced Business Process Outsourcing (BPO) services organization. Under the proposal, the Company and BrightLane would merge to provide small and middle market businesses with the alternative choices of a full service co-employment outsourcing relationship, Human Resource (HR) and administrative services without the co-employment relationship or the opportunity to select specific products such as banking, payroll, benefits, insurance, financial services, procurement, recruiting and web services, which can be delivered via the BrightLane OBC. Management believes that the combination of TeamStaff's existing client and employee base with BrightLane's advanced technology for the automation and Internet delivery of administrative and HR functions gives the combined entity a unique position in the marketplace. Although a non-binding term sheet has been approved by both parties' boards, the principle terms of the transaction including the number of shares to be issued by TeamStaff to the shareholders of BrightLane.com is subject to further negotiation. In addition the transaction requires shareholder approval and is subject to due diligence, execution of a definitive agreement, approval of regulatory authorities and the shareholders of both parties and customary closing conditions. There can be no assurance that the transaction will be consummated.

CUSTOMERS

         The Company's customer base consists of over 4,300 client companies, representing approximately 54,400 employees (including payroll services) as of September 30, 2000. The Company's client base is broadly distributed throughout a wide variety of industries; however, more than 70% of the customers in the payroll processing area are in the construction industry and substantially all of the customers of the Company's subsidiary TeamStaff Rx, Inc. are engaged in the healthcare industry.

         The Company intends to maintain diversity within its client base to lower its exposure to downturns or volatility in any particular industry and help insulate the Company to some extent from general economic cycles. All prospective customers are also evaluated individually on the basis of workers' compensation risk, group medical history, unemployment history and operating stability.

SALES AND MARKETING

         The Company maintains sales and marketing personnel in all of its locations, which presently include New Jersey, New York, Texas, Florida, and Massachusetts. Our sales and marketing personnel travel throughout the United States in an effort to expand our business.

         Sales personnel offer to customers a full array of the Company's services, professional employment, payroll and contract staffing, which supports the cross-marketing of TeamStaff's products and enables the sales representative to employ a professional consultative approach to satisfying clients needs rather than forcing a single solution.

         The Company has also implemented several focused marketing activities to increase sales opportunities. The Company has been licensed by various state Boards of Accountancy to hold continuing professional education seminars for CPAs. In addition, the Company and its management have become active participants in many trade and community associations and chambers of commerce.

         Management intends to implement an internet-based sophisticated human resource management system during the current fiscal year. Management believes that an internet-based system will assist the Company's growth in the future and grow its e-business, interacting with both our clients and employees through the Internet. Management's belief is that the system will allow the Company to grow dramatically in the future.

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

         The payroll services industry is characterized by intense competition. The principal competitive factors are price and service. Management believes that Automatic Data Processing, Inc., and Paychex, Inc., which have purchased PEOs in Florida, will be major competitors in the future. The Company also competes with manual payroll systems sold by numerous companies, as well as other providers of computerized payroll services including banks, and smaller independent companies. Some companies have in-house computer capability to generate their own payroll documents and reports. The increasing availability of personal computers at low cost may result in additional businesses acquiring such capabilities. In the area of providing temporary technical personnel, the Company competes with companies such as Volt Information Services, Butler Arde, Olsten and Tech Aid, Inc., among others. Many of these competitors have longer operating histories and greater financial resources than the Company.

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

         While many states do not explicitly regulate PEOs, approximately 21 states have passed laws that have licensing or registration requirements for PEOs and other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs. Whether or not a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. A TeamStaff subsidiary is currently licensed in Arizona, Florida, Illinois, Maine, New Hampshire, New Mexico, Oregon, South Carolina, Tennessee, Texas and
Vermont.

EMPLOYEES

         As of December 31, 2000, the Company employed 263 employees, both full-time and part-time, including executive officers, an increase from 176 during the previous fiscal year. A major part of this increase is a direct result of the Company's acquisition of the assets of the Synadyne division of Outsource International, Inc. in Delray, Florida. The Company also employs approximately 21,800 leased employees and 2,600 temporary employees on client assignments. The Company believes its relationship with its employees is satisfactory.

RISK FACTORS

         You should carefully consider the risks described below with respect to the Company. The risks and uncertainties described below are not the only ones facing the Company. Other risks and uncertainties that we have not predicted or assessed may also adversely affect the Company. Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," and "continue" or other similar words. You should read statements that contain these words carefully for the following reasons:

         --       the statements may discuss our future expectations;

         -- the statements may contain projections of our future earnings or of our financial condition; and

         --       the statements may state other "forward-looking" information.

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed below, as well as any cautionary language in this filing, provide examples of risks, uncertainties and events that may cause the Company's actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in the Company, you should be aware that the occurrence of any of the events described in the risk factors below, elsewhere in this filing and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition or business. In such case, the price of the Company's securities could decline and you may lose all or part of your investment.


         WE HAVE GRANTED TO OUR LENDER A SECURITY INTEREST IN OUR ASSETS AND UPON A DEFAULT THE LENDER MAY FORECLOSE ON OUR ASSETS.

         We have granted security interests with respect to substantially all of our assets to secure certain of our indebtedness, including our credit facilities with FINOVA Capital Corporation. In the event we default on our secured obligations, the secured creditor could declare our indebtedness to be immediately due and payable and foreclose on the assets securing the defaulted indebtedness. Moreover, to the extent that all of our assets continue to be pledged to secure outstanding indebtedness, such assets will not be available to secure additional indebtedness. Our loan agreement with our institutional lender restricts our ability to incur additional indebtedness and may limit our ability to obtain additional financing on terms favorable to us or at all.

         WE MAY ACQUIRE ADDITIONAL COMPANIES WHICH MAY RESULT IN ADVERSE EFFECTS ON OUR EARNINGS.

         We may at times become involved in discussions with potential acquisition candidates. Any acquisition that we may consummate may have an adverse effect on our liquidity and earnings and may not be profitable to us. In the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, then current shareholders may experience dilution in their shareholder's equity.

         SIGNIFICANT GROWTH THROUGH ACQUISITIONS MAY ADVERSELY AFFECT OUR MANAGEMENT AND OPERATING SYSTEMS.

         We completed two significant acquisitions during the past two years and intend to continue to pursue a strategy of acquiring compatible businesses in the future. Our growth is making significant demands on our management, operations and resources, including working capital. If we are not able to effectively manage our growth, our business and operations will be materially harmed. To manage growth effectively, we will be required to continue to improve our operational, financial and managerial systems, procedures and controls, hire and train new employees while managing our current operations and employees.

         OUR PAYROLL BUSINESS MAY BE ADVERSELY AFFECTED IF THERE IS AN ECONOMIC DOWNTURN IN THE CONSTRUCTION BUSINESS.

         Although we have expanded our services to a number of industries, our payroll service business continues to rely to a material extent on the construction industry. During the last fiscal year, construction related business accounted for approximately 70% of our payroll division's client base. Accordingly, if there is a slowdown in construction activities, it may affect our revenues and profitability. Management believes our reliance on the construction business will continue to decline as our customer base expands and becomes more diversified.

         UNFAVORABLE INTERPRETATIONS OF GOVERNMENT LAWS MAY HARM OUR OPERATIONS.

         Our operations are affected by many federal, state and local laws relating to labor, tax, insurance and employment matters and the provision of managed care services. Many of the laws related to the employment relationship were enacted before the development of alternative employment arrangements, such as those that we provide, and do not specifically address the obligations and responsibilities of non-traditional employers. The unfavorable resolution of unsettled interpretive issues concerning our relationship could have a material adverse effect on our results of operations, financial condition and liquidity. Uncertainties arising under the Internal Revenue Code of 1986 include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans we and other alternative employers provide. In addition, new laws and regulations may be enacted with respect to our activities which may also have a material adverse effect on the Company's business, financial condition, and results of operations and liquidity.

         OUR FINANCIAL CONDITION MAY BE AFFECTED BY INCREASES IN HEALTH CARE AND WORKERS' COMPENSATION INSURANCE COSTS.

         Health care costs, insurance premiums and workers' compensation insurance coverage comprise a significant part of our operating expenses. Accordingly, we use managed care procedures in an attempt to control these costs. Changes in health care and workers' compensation laws or regulations may result in an increase in our costs and we may not be able to immediately incorporate such increases into the fees charged to clients because of our existing contractual arrangements with clients. As a result, any such increases in these costs could have a material adverse effect on our financial condition, results of operations and liquidity.

         RISKS ASSOCIATES WITH HEALTH AND WORKERS' COMPENSATION CLAIMS EXPERIENCE OF CLIENTS.

         The Company utilizes only fully-insured plans of health care, and therefore incurs no direct risk of loss under those plans. However, the premiums that the Company pays for health care insurance are directly affected by the claims experience of its clients. If the experience of the clients is unfavorable, the premiums payable by the Company will increase. Such increases may not be able to be passed on to the Company's clients and could, therefore, reduce the Company's profit margin. Increasing health care premiums could also place the Company at a disadvantage in competing for new clients. In addition, periodic reassessments of workers' compensation claims of prior periods may require reserves to increase or decrease, and therefore may also effect the financial condition of the Company.

         WE MAY NOT BE ABLE TO OBTAIN ALL OF THE LICENSES AND CERTIFICATIONS THAT WE NEED TO OPERATE.

         State and federal authorities extensively regulate the managed health care industry and some of our arrangements relating to specialty managed care services or the maintenance or operation of health care provider networks require us to satisfy operating, licensing or certification requirements. Any further expansion of the range of specialty managed care services that we offer is likely to require that we satisfy additional licensing and regulatory requirements. If we are unable to obtain or maintain all of the required licenses or certifications that we need, we could experience material adverse effects on our results of operations, financial condition and liquidity.

         HEALTH CARE OR WORKERS' COMPENSATION REFORM COULD IMPOSE UNEXPECTED BURDENS ON OUR ABILITY TO CONDUCT OUR BUSINESS.

         Regulation in the health care and workers' compensation fields continues to evolve, and we cannot predict what additional government regulations affecting our business may be adopted in the future. Changes in any of these laws or regulations may adversely impact the demand for our services, require that we develop new or modified services to meet the demands of the marketplace, or require that we modify the fees that we charge for our services. Any such changes may adversely impact our competitiveness and our financial condition.

         IF WE LOSE OUR QUALIFIED STATUS FOR CERTAIN TAX PURPOSES, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

         Several years ago, the Internal Revenue Service established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. One issue that arose in the course of these audits is whether PEOs should be considered the employers of worksite employees under Internal Revenue Code provisions applicable to employee benefit plans, which would permit PEOs to offer benefit plans that qualify for favorable tax treatment to worksite employees. If the IRS concludes that PEOs are not employers of worksite employees for purposes of the Internal Revenue Code, we would need to respond to the following adverse implications:

         -- the tax qualified status of our 401(k) plan could be revoked and our cafeteria plan may lose its favorable tax status;

         -- worksite employees would not be able to continue to participate in such plans or in other employee benefit plans;

         -- we may no longer be able to assume the client company's federal employment tax withholding obligations;

         -- if such a conclusion were applied retroactively, then employees' vested account balances would become taxable immediately, the Company would lose its tax deduction to the extent contributions were not vested, the plan trust would become a taxable trust and penalties and additional taxes for prior periods could be assessed.

         In such a circumstance, we would face the risk of client dissatisfaction as well as potential litigation, and our financial condition, results of operations and liquidity could be materially adversely affected.

         WE MAY BE HELD LIABLE FOR THE ACTIONS OF OUR CLIENTS AND EMPLOYEES AND THEREFORE INCUR UNFORESEEN LIABILITIES.

         A number of legal issues with respect to the co-employment arrangements among PEOs, their clients and worksite employees remain unresolved. These issues include who bears the ultimate liability for violations of employment and discrimination laws. As a result of our status as a co-employer, we may be liable for violations of these or other laws despite contractual protections. While our client service agreements generally provide that the client is to indemnify us for any liability caused by the client's failure to comply with its contractual obligations and the requirements imposed by law, we may not be able to collect on such a contractual indemnification claim and may then be responsible for satisfying such liabilities. In addition, worksite employees may be deemed to be our agents, which could make us liable for their actions.

         OUR STAFFING OF HEALTHCARE PROFESSIONALS EXPOSES US TO POTENTIAL MALPRACTICE LIABILITY.

         Through our TeamStaff Rx subsidiary, we engage in the business of contract staffing of temporary and permanent healthcare professionals. The placement of such employees increases our potential liability for negligence and professional malpractice of those employees. Although TeamStaff is covered by liability insurance which we deem reasonable under the circumstances, not all of the potential liability we face will be fully covered by insurance. Any significant adverse claim which is not covered by insurance may have a material adverse effect on us.

         WE MAY NOT BE FULLY COVERED BY THE INSURANCE WE PROCURE.

         Although we carry liability insurance, the insurance we purchase may not be sufficient to cover the full extent of any judgments, settlements or costs relating to any present or future claims, suits or complaints. In addition, sufficient insurance may not be available to us in the future on satisfactory terms or at all. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, our business, financial condition, results of operations and liquidity could be materially adversely affected.

         OUR BUSINESS WILL SUFFER IF OUR SERVICES ARE NOT COMPETITIVE.

         Each of the payroll, temporary employee placement and the employee leasing industries are characterized by vigorous competition. Since we compete with numerous entities that have greater resources than us in our business lines, our business will suffer if we are not competitive with respect to each of the services we provide. We believe that our major competitors with respect to our payroll and accounting services are Automatic Data Processing, Inc., Ceridian Corp. and Paychex, Inc. and with respect to employee placement (including temporary placements and employee leasing), Butler Arde, Tech Aid, Inc., Comp Health, Staff Leasing, Inc. and Administaff, Inc. These companies have greater financial and marketing resources than do we. We also compete with manual payroll systems and computerized payroll services provided by banks, and smaller independent companies.

         IF WE CANNOT OBTAIN SUFFICIENT LEVELS OF TEMPORARY EMPLOYEES, OUR BUSINESS MAY BE AFFECTED.

         Two of our subsidiaries, TeamStaff Solutions, and TeamStaff Rx are temporary employment agencies which depend on a pool of qualified temporary employees willing to accept assignments for our clients. The business of these subsidiaries is materially dependent upon the continued availability of such qualified temporary personnel. Our inability to secure temporary personnel would have a material adverse effect on our business.

         SINCE WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK YOU CANNOT EXPECT INCOME FROM AN INVESTMENT IN OUR COMMON STOCK.

         We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. We may not pay dividends on our common stock unless we have earnings or capital surplus and our lender prohibits us from paying dividends without its prior consent. Therefore, holders of our common stock may not receive any dividends on their investment in us. Earnings, if any, will be retained and used to finance the development and expansion of our business.

         WE HAVE SOLD RESTRICTED SHARES OF COMMON STOCK WHICH MAY DILUTE OUR STOCK PRICE WHEN THEY ARE SELLABLE UNDER RULE 144.

         Of the 7,946,205 issued and outstanding shares of the Company's common stock prior to this filing, approximately 3,183,300 shares may be deemed "restricted shares" and, in the future, may be sold in compliance with Rule 144 under the Act. Possible or actual sales of common stock by our present shareholders under Rule 144 may, in the future, have a depressing effect on the price of our common stock in the open market. Rule 144 provides that a person holding restricted securities which have been outstanding for a period of one year after the later of the issuance by the Company or sale by an affiliate of the Company, may sell in brokerage transactions an amount equal to 1% of the Company's outstanding common stock every three months. A person who is a "non-affiliate" of the Company and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. In addition, (1) during fiscal 2000 we registered approximately 2,570,000 shares on behalf of selling stockholders and
(2) have outstanding approximately 577,821 previously registered shares under our stock option plans. The sale of these shares may have a depressive effect on the market for our common stock.

         WE MAY ISSUE PREFERRED STOCK WITH RIGHTS SENIOR TO OUR COMMON STOCK WHICH MAY ADVERSELY IMPACT THE VOTING AND OTHER RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

         Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. Although we have no present intention to issue any shares of our preferred stock in order to discourage or delay a change of control of our company, we may do so in the future.

ITEM 2. PROPERTIES

OPERATION AND FACILITIES

         The Company currently has processing centers in Somerset, New Jersey; Houston and El Paso, Texas; Woburn, Massachusetts; and Clearwater and Delray, Florida. The Company also has sales service centers which are located in New York City, Somerset, New Jersey; Clearwater and Delray Florida; Houston and El Paso, Texas; and Woburn, Massachusetts. A sales service center is an office used primarily for sales efforts and client services. The Company's strategy is to target acquisitions in the current areas of operation, whereby the Company will acquire a business or business accounts and absorb these accounts into the current operations with minimal additional overhead. The Company intends to continue its national expansion efforts in fiscal years 2001-2002, most likely through additional acquisitions and internal growth.

         TeamStaff leases its 15,000 square foot corporate headquarters in Somerset, New Jersey, as well as offices in Clearwater and Delray, Florida and Houston, Texas. The Company also leases sales offices in New York City; Woburn, Massachusetts; and El Paso, Texas. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2000, the Company's total lease expenses were $988,000.

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

         The following is summary information on the Company's facilities:

                                          APPROXIMATE        EXPIRATION
LOCATION                                  SQUARE FEET           DATE                        TERMS
--------                                  -----------           ----                        -----
TeamStaff RX, Inc. (Houston)                 4,610            7/01/02               $  7,108 per month
2 Northpoint Drive,
Houston, TX

TeamStaff RX, Inc. (Clearwater)             19,361            5/31/05               $ 35,288 per month
1901 Ulmerton Road
Clearwater, FL

Staff ConnXions Southwest (El Paso)          3,126            3/31/02               $  3,759 per month
4050 Rio Bravo, Suite 151
El Paso, TX

Corporate Office                            15,244            9/30/07               $ 23,819 per month
300 Atrium Drive
Somerset, NJ

TeamStaff Solutions, Inc.                    1,890            4/30/01               $  3,082 per month
245 Fifth Avenue, Suite 2104
New York, NY

TeamStaff, Inc.                                100            5/31/01               $    548 per month
283 N. North Lake Suite 111
Altamonte Springs, FL

TeamStaff, Inc.                             10,379            8/31/05               $ 19,905 per month
Suite 108
1690 South Congress Ave.
Delray Beach, FL

HR2, Inc.                                    1,900            9/14/05               $  3,195 per month
400 West Cummings Park
Suite 4350
Woburn, MA


ITEM 3. LEGAL PROCEEDINGS

         In October 1995, the Company entered into a note and finance agreement with LNB Investment Corporation ("LNB") providing for the loan to the Company of up to $3,000,000. LNB agreed not to sell or otherwise liquidate the shares the Company provided as collateral unless the Company were to default under the loan agreement and failed to cure such default after notice. A maximum of 2,142,857 shares were pledged as collateral.

         The Company issued 509,524 shares in the name of LNB and delivered the shares to a depository to secure the first portion of the loan of $1,000,000. In January 1996, the Company determined that the shares pledged as collateral had been transferred and sold in violation of the loan and finance agreement. As a result, the financing agreement was terminated and never funded. Through the efforts of the Company, 359,524 of these shares were recovered and the Company received proceeds of $229,000 for a partial payment on the 150,000 shares not recovered.

         In March 1996, the Company commenced action against LNB, Donaldson, Lufkin & Jenrette Securities Corporation and other individuals to recover damages on account of the wrongful sale of the Company's common stock. On July 2, 1997, the Company settled the action. Without admitting or denying the allegations in the complaint, the defendants agreed to pay $676,000 of which $426,000 has been paid with the balance of $250,000 to be paid by LNB on or before August 4, 1997. The payment was not made by LNB as of December 28, 1998. The Company obtained a confession of judgment and a mortgage in the amount of $625,000. The payments under the settlement agreement are in addition to $229,000 previously received from LNB bringing the total recovered to approximately $905,000, assuming LNB complies with the terms of the settlement and remits the last payment of $250,000. To date, LNB has not complied with the settlement agreement and the Company has undertaken various steps to secure payment.

         The Company's subsidiary, DSI Staff Connxions-Southwest, Inc., was a defendant in a lawsuit (Frederico Farias v. Thomson Consumer Electronics and DSI Staff Connxions-Southwest, Inc.; 327th Judicial District Case No. 96-3036; District Court of El Paso County, Texas) whereby a former leased employee of a client obtained a judgment against the Company during August, 1998 in the amount of $315,000 including interest. The judgment included approximately $95,000 in compensatory damages, $200,000 in punitive damages and $20,000 in pre-trail interest. In November, 2000 the parties settled this case resulting in the payment of $230,000 by the Company.

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

         One of the Company's subsidiaries (TeamStaff V. Inc., formerly named Employer Support Services Inc. which was acquired in January 1999) is party to a litigation entitled Georgia Department of Insurance v. Peach State Pies et al (Superior Court, Fulton County, GA Case No. E-37623). The litigation involves the receivership proceedings related to the United States Employer Consumer Group Self-Insurance Fund of Georgia ("USEC") of which TeamStaff V was a member. To date TeamStaff V has paid approximately $113,000 to the receivership fund. There can be no estimate of whether the receiver will request that former members of the USEC fund contribute more to the fund. Under the terms of the acquisition agreements governing the acquisition of the TeamStaff companies in January 1999, the former shareholders agreed to indemnify the Company against certain claims, including proceedings related to the Georgia USEC fund. Although the Company seeks to obtain indemnification for payments made after the acquisition (approximately $75,000 to date), there can be no assurance that it will be able to collect all or any portion of the payments.

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

         No matters were submitted to our shareholders during the fourth quarter of fiscal 2000.

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

B.       MARKET INFORMATION

         The range of high and low bid prices, which have been adjusted to reflect the reverse stocks split of 3.5 to 1 effected in June 2000, for the Company's Common Stock for the periods indicated below, are:

COMMON STOCK

         FISCAL YEAR 1998                                                    HIGH                    LOW
         ----------------                                                    ----                    ---
         1st Quarter                                                        9 13/32                 5 1/4
         2nd Quarter                                                        8 55/64                 6 1/8
         3rd Quarter                                                        8 41/64                 5 15/32
         4th Quarter                                                        6 11/32                 3 1/2

         FISCAL YEAR 1999                                                    HIGH                    LOW
         ----------------                                                    ----                    ---
         1st Quarter                                                        6 29/64                 3 9/32
         2nd Quarter                                                        5 11/16                 3 9/32
         3rd Quarter                                                        5 9/64                  3 1/16
         4th Quarter                                                        5 1/4                   3 1/2

         FISCAL YEAR 2000                                                    HIGH                    LOW
         -----------------                                                   ----                    ---
         1st Quarter                                                        5 1/32                  2 5/8
         2nd Quarter                                                        7 21/32                 4 3/8
         3rd Quarter                                                        7 21/64                 3 1/2
         4th Quarter                                                        3 13/16                 2 1/4

         FISCAL YEAR 2001                                                    HIGH                    LOW
         ----------------                                                    ----                    ---
         1st Quarter                                                        6 1/8                   2 13/32


         The above quotations, reported by NASDAQ, represent prices between dealers and do not include retail mark-ups, mark-downs or commissions. Such quotations do not necessarily represent actual transactions. On January 10, 2001, the Company's Common Stock had a closing price of $5.875 per share.

C.       DIVIDENDS

         The payment of cash dividends by the Company is restricted by the Company's debt facility provider, FINOVA Capital Corporation ("FINOVA"). Without FINOVA's prior written consent, which FINOVA may withhold in its sole discretion, the Company may not declare or pay cash dividends upon any of its stock. The Company has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

D.       APPROXIMATED NUMBER OF EQUITY SECURITY HOLDERS

          The approximate number of record holders of the Company's common stock as of January 10, 2000 was 276. Such number of record holders was determined from the Company's stockholder records, and does not include beneficial owners of the Company's common stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes there are in excess of 4,100 beneficial holders of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                          2000(3)            1999(2)            1998             1997               1996
                                          -------            -------            ----             ----               ----
Revenues                              $ 447,743,000     $ 244,830,000     $ 139,435,000     $ 122,559,000      $ 100,927,000

Direct Expenses                         426,987,000       228,294,000       129,747,000       113,894,000         92,490,000

Gross Profit                             20,756,000        16,536,000         9,688,000         8,665,000          8,437,000

Selling, General & Administrative
Expenses (includes Depreciation
and Amortization)                        18,338,000        13,305,000         8,050,000        11,316,000          8,801,000

Income (Loss) From Operations             2,418,000         3,231,000         1,638,000        (2,651,000)          (364,000)

Net Income (Loss)                     $     951,000     $   1,776,000     $   2,703,000     $  (2,832,000)     $    (597,000)

Earnings (Loss) per share(1)
     Basic                            $         .12     $         .25     $         .49     $        (.52)     $        (.12)
     Diluted                          $         .12     $         .25     $         .49     $        (.52)     $        (.12)
Weighted average shares
outstanding(1)
     Basic                                7,954,176         7,127,806         5,506,256         5,448,671          4,811,535
     Diluted                              7,990,912         7,145,390         5,543,799         5,448,671          4,811,535

BALANCE SHEET DATA:

Assets                                $  49,514,000     $  36,382,000     $  16,648,000     $  14,163,000      $  14,800,000

Liabilities                              31,455,000        19,417,000         8,774,000         9,291,000          7,632,000

Long-Term Debt                            6,222,000         4,502,000         2,981,000            89,000            100,000

Working Capital (Deficiency)              3,065,000         2,968,000         3,319,000        (1,401,000)           286,000

Shareholders' Equity                  $  18,059,000     $  16,965,000     $   7,874,000     $   4,872,000      $   7,168,000

(1) In accordance with Statement of Accounting Standards 128 ("SFAS"), basic and diluted earnings (loss) per share have replaced primary and diluted earnings (loss) per share.

(2) On January 25, 1999, the Company acquired the TeamStaff Companies through the issuance of 2,352,381 shares of TeamStaff, Inc. common stock and $3.2 million in cash in exchange for all capital stock of the TeamStaff Companies and for the repayment of debt.

(3) On April 8, 2000, the Company acquired the assets of the Synadyne division of Outsource International, Inc. for $3,500,000 plus a potential earnout payment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL YEAR 2000 AS COMPARED TO FISCAL YEAR 1999

The Company's revenues for the fiscal year ended September 30, 2000 were $447,743,000 as compared to fiscal year 1999 of $244,830,000, which represents an increase of $202,913,000 or 82.9%. Of this increase, $114,300,000 was due to the acquisition of the Synadyne assets, which were acquired in April, 2000, while $37,500,000 was due to the full year impact of the acquisition of the TeamStaff Companies which was completed in January, 1999. Internal growth accounted for the remaining $51,113,000 increase in revenue, representing a 20.9% over fiscal 1999.

Direct expenses for fiscal 2000 were $426,987,000 as compared to $228,294,000 for fiscal year 1999, which represents an increase of $198,693,000 or 87%. As a percentage of revenue, direct expenses for the fiscal years 2000 and 1999 were 95.4% and 93.2% respectively. These increases represent the higher direct expenses associated with the increased PEO business as well as $838,000 in increased workers' compensation charges necessary to reflect the changes in estimates related to open workers' compensation periods prior to fiscal 2000, covering the three year period from 1997 to 1999.

Gross profits were $20,756,000 and $16,536,000 for fiscal years 2000 and 1999, respectively, representing an increase of $4,220,000 or 25.5%. As a result of the $838,000 in workers' compensation charges discussed above and additional workers' compensation exposure incurred in one of the Company's market centers, the Company earned $1.9 million less in workers' compensation profits in fiscal 2000 versus fiscal 1999. For comparison purposes, these workers' compensation profit figures do not include the Synadyne operations. The market center mentioned above primarily services the construction industry and experienced higher than normal workers' compensation losses in the fourth quarter of fiscal 2000. The Company is currently evaluating its options to mitigate future exposure in this area. Gross profits, as a percentage of revenue, were 4.6% and 6.8% for fiscal years 2000 and 1999, respectively. A substantial portion of the Company's revenue growth occurred in the PEO business which has lower gross profit margins as a percentage of revenue compared to the rest of the Company's operations but earns a higher dollar amount of gross profit.

Selling, general and administrative expenses ("SG&A") for fiscal 2000 increased $4,824,000, or 39.6%. This increase is attributed to the Synadyne and TeamStaff acquisitions, a $200,000 charge for noncash consulting expenses associated with the issuance of warrants to consultants and a $230,000 charge associated with the Farias settlement (see Item 3 in this Form 10-K). After adjusting for these aforementioned increases, SG&A increased $1,209,000, 10% over the same period last year. SG&A expenses as a percentage of revenue were 3.8% and 5.0% for the fiscal years 2000 and 1999 respectively.

        Depreciation and amortization increased $209,000, or 18.6%, in fiscal 2000 primarily due to the increase in amortization of intangible assets related to the acquisition of the TeamStaff Companies and the assets of the Synadyne operations completed in January, 1999 and April, 2000 respectively.

        Interest expense in fiscal 2000 increased $468,000, or 41.3%, from $1,133,000 in fiscal 1999 to $1,601,000 in fiscal 2000. This increase was due to an increase in debt financing associated with the Company's acquisitions in fiscal 1999 and 2000.

         Income tax expense for fiscal 2000 was $428,000 versus $849,000 in fiscal 1999. The lower tax expense is primarily attributable to lower earnings in fiscal 2000. The fiscal 2000 income tax expense was reduced by $374,000 in tax credits which are available to the Company. Additionally, the fiscal 1999 income tax expense was reduced by a $400,000 net tax benefit reflecting the elimination of the remaining deferred tax valuation allowance. Management has determined it is more likely than not that the deferred tax assets will be realized in the future.

        Net income for fiscal 2000 was $951,000 versus $1,776,000 in fiscal 1999. This decrease is attributable to the changes in estimates related to open workers' compensation periods as well as the costs of warrants issued and the Farias settlement. After adjusting for these charges, net income for fiscal 2000 would have been $1,672,000, or $.21 per share. Further impacting fiscal 2000's performance was the lower overall level of profit from the Company's current year workers' compensation program due to the higher losses suffered in one of the Company's market centers.

        In July, 2000, the Company made claims for indemnification against the selling shareholders of the TeamStaff Companies, which were acquired by the Company in January, 1999. As of January 8, 2001, these claims approximate $1,000,000. The claims consist of various liabilities and expenses either actually, or potentially to be, incurred based on breaches of representations and warranties contained in the acquisition agreement. The sellers have disputed these claims and have attempted to assert claims of their own. Under the terms of the acquisition agreements, the sellers secured their indemnification obligation by depositing 420,000 shares of the Company's common stock in escrow. The Company believes that it has good and meritorious claims against the Sellers and good and meritorious defenses to any of the sellers' claims against the Company. However, there can be no assurance that the Company will obtain a successful resolution of all of its claims. In the event that the Company is obligated to pay third parties in respect of breaches for which it cannot obtain indemnification from the former shareholders (or reimbursement of previously paid sums) the Company's financial condition may be adversely impacted and may have a material adverse effect on the Company's results of operations.

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

         Depreciation and amortization decreased $349,000 in fiscal 1998 due to several intangible assets that have become fully amortized in the current fiscal year. The decrease was also attributable to the writing off of $261,000 in intangible assets of Digital Insurance Services, Inc. which ceased operations in the fiscal year 1997.

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

LIQUIDITY AND CAPITAL RESERVES

         Net cash provided by operating activities increased in fiscal 2000 by $641,000 from $3,201,000 in fiscal 1999 to $3,842,000 in fiscal 2000. This increase is primarily attributable to an increase in accrued expenses at year end offset by an increase in accounts receivable, which are both attributable to the previously mentioned acquisition and internal growth. Purchases of equipment and leasehold improvements increased in fiscal 2000 by $237,000 primarily due to the move to new locations of three of the Company's operations. The net cash provided by financing activities increased in fiscal 2000 due to the financing obtained for the acquisition of the Synadyne assets. The Company spent $3,300,000 in cash plus the assumption of liabilities and occurrence of acquisition costs approximating $300,000 in total. At September 30, 2000, the Company had cash of $4,285,000, restricted cash of $375,000 and net accounts receivable of $21,117,000.

         The Company has a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million. The facility is comprised of (i) two three-year term loans each for $2.5 million, with a five-year amortization, at prime plus 3% (12.50% at September 30, 2000); (ii) a three-year term loan for $4.0 million, with a five-year amortization, at prime plus 3% (12.50% at September 30, 2000) and (iii) a $3.5 million revolving line of credit at prime plus 1% (10.50% at September 30, 2000) secured by certain accounts receivable of the Company. The credit facility is subject to success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loans. In addition, the $4.0 million term loan is subject to annual success fees at the beginning of each loan year in the amount of $500,000. On January 24 and April 27, 2000, the Company remitted success fees in the amounts of $200,000 and $225,000 respectively.

         In connection with the Synadyne acquisition, the two three-year term loans, each for $2.5 million, have been extended to April 30, 2003 and March 1, 2003, respectively. The $4.0 million term loan consists of no principal payments for the first six months and expires on April 30, 2003, with a balloon payment at the end of the three years. The revolving line of credit expires on April 30, 2003.

        Total outstanding debt as of November 30, 2000 and September 30, 2000 was $7,807,000 and $8,160,000 respectively.

        On July 22, 1999, the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock, subject to the approval of the Company's lenders and any regulatory approval required. As of June 30, 2000, the Company repurchased 35,400 shares at an average cost of $3.84.

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

ITEM 8.     FINANCIAL STATEMENTS

         See attached Financial Statements appearing on pages F-1 through F-19.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

         The executive officers and directors of the Company are as follows:

NAME                            AGE       OFFICE
----                            ---       ------
Karl W. Dieckmann                72       Chairman of the Board of Directors

Rocco Marano                     72       Director

Donald T. Kelly                  51       Vice President, Chief Financial Officer
                                          and Corporate Secretary

Senator John H. Ewing            80       Director

William J. Marino                57       Director

Donald W. Kappauf                54       President, Chief Executive Officer and Director

Charles R. Dees, Jr.             60       Director

Martin J. Delaney                57       Director

Kirk A. Scoggins                 41       President-PEO Division, Director

         On March 17, 1999, the Company held an Annual Meeting of its Stockholders in Somerset, New Jersey. At this meeting the stockholders approved a staggered Board of Directors consisting of three classes. Each class is elected for a three-year term.

         Pursuant to the agreement governing the acquisition of the TeamStaff Companies, the former shareholders of the TeamStaff Companies were granted the right to have Mr. Kirk Scoggins appointed as a Director of the Company. Mr. Scoggins serves as the nominee of the former shareholders. In addition, the Company agreed to consider a second nominee of the former shareholders. No second nominee has been proposed.

         Karl W. Dieckmann, Director of the Company since April, 1990, has been Chairman of the Board since November, 1991. From 1980 to 1988, Mr. Dieckmann was the Executive Vice President of Science Management Corporation and managed the Engineering, Technology and Management Services Groups. From 1948 to 1980, Mr. Dieckmann was employed by the Allied Signal Corporation (now Honeywell Corporation) in various capacities including President, Semet Solvay Division; Executive Vice President, Industrial Chemicals Division; Vice President Technical -- Fibers Division; Group General Manager -- Fabricated Products Division; and General Manager -- Plastics Division, as well as various positions with the Chemicals Division.

         Rocco Marano, joined the Board of Directors in July, 1999. Mr. Marano, a prominent telecommunications executive, is the retired chairman and President of Bellcore, Inc. a Bell Communications research and engineering entity formerly owned by the seven Bell regional communications companies. His present additional board affiliations include: Park Place Entertainment Corp. and Computer Horizons Corp. He has also served as Chairman of Horizon Blue Cross/Blue Shield of New Jersey.

         Donald T. Kelly, has been Chief Financial Officer and Vice President of Finance since he joined the Company on January 20, 1997. He was elected Corporate Secretary in August of 1997. Mr. Kelly was Vice President and Chief Financial Officer of Wireless Cable International and its predecessor company, Cross Country Wireless, Inc. from 1993 to 1997. From 1987 to 1993, he was Vice President of Finance and Administration at Potters Industries.

         Senator John H. Ewing, has been a Director of the Company since April, 1990. Senator Ewing has been a State Senator for the state of New Jersey from 1978 to 1998. From 1968 to 1977, Senator Ewing was a New Jersey State Assemblyman. From 1940 to 1968, he was employed by Abercrombie and Fitch Co., New York City, and eventually rose to the position of Chairman of the Board.

         William J. Marino, President and Chief Executive Officer of Horizon Blue Cross Blue Shield of New Jersey, joined the Board of Directors in October, 1995. He joined Horizon Blue Cross Blue Shield in 1992 and was named to his present post in 1994. From 1968 to 1991, Mr. Marino held a variety of sales, marketing and management positions with the Prudential Insurance Company of America. He is currently Chairman of the Board of Trustees at St. Peter's College and is Past Chairman of the Board of Trustees of the United Way of Essex and West Hudson (NJ). He is also Past Chairman of the Board of Directors and Executive Committee of the Regional Business Partnership, and a Trustee of the New Jersey Network Foundation, New Jersey State Chamber of Commerce and the Newark Museum.

         Donald W. Kappauf became President and Chief Executive Officer of the Company on December 16, 1997. Mr. Kappauf joined the Company in 1990 and has held several senior management positions including Division President and Executive Vice President. From 1988 to 1990, Mr. Kappauf was President of Perm Staff/Temp Staff in Princeton, New Jersey. He was Assistant Vice President of SMC Engineering and then President of SMC Personnel Support from 1968 to 1988.

         Charles R. Dees, Jr. joined the Board of Directors in July, 1998. Mr. Dees is a nationally known university administrator and former official of the
U. S. Department of Education. He is currently Senior Vice President for Institutional Advancement of Fairleigh Dickinson University.

         Martin J. Delaney also joined the Board of Directors in July, 1998. Mr. Delaney is a prominent healthcare executive presently serving as President, CEO and a director of the Long Island Health Network in Long Island, New York.

         Kirk A. Scoggins, the former President and Chairman of the TeamStaff Companies, joined the Company with the acquisition of the TeamStaff Companies as the President of the PEO Division and a member of the Board of Directors of the Company. Mr. Scoggins is one of the original pioneers of the PEO industry. He established one of Florida's first employee leasing companies based in Tampa in 1985. Mr. Scoggins is a member of the Strategic Planning Committee of the Board and Past President of the National Association of Professional Employer Organizations (NAPEO) and is also a founding member and Past President of the Florida Association of Professional Employer Organizations (FAPEO). Pursuant to the terms of the agreements governing the acquisition of the TeamStaff Companies, Mr. Kirk Scoggins served as the nominee of the former stockholders of such entities.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Karl W. Dieckmann, John H. Ewing, Martin J. Delaney and William J. Marino served on the Company's Compensation Committee during the last fiscal year. There are no interlocks between the Company's Directors and Directors of other companies.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

         During the fiscal year ended September 30, 2000, the Board of Directors met on 8 occasions and acted by unanimous written consent on 8 occasions. The Board of Directors is comprised of 8 persons and has 4 committees. Messrs. Dieckmann, Ewing, Delaney and Marino are members of the Board's Compensation committee. Messrs. Dieckmann, Ewing, Marano, and Dees are members of the Board's Audit Committee. Messrs. Dieckmann, Kappauf and Marino are members of the Board's Nominating Committee. Messrs. Marano, Dees, Delaney, Kappauf and Scoggins are members of the Strategic Planning Committee. The Audit Committee, the Nominating Committee, Compensation Committee and Strategic Planning Committee of the Board of Directors met on 3, 1, 3 and 1 occasions, respectively, during the fiscal year. No director failed to attend fewer then 75% of the Board or Committee meetings.

ITEM 11.      EXECUTIVE COMPENSATION

         The following provides certain summary information concerning compensation paid or earned by the Company during the years ended September 30, 2000, 1999 and 1998 to the Company's Chief Executive Officer and each of the executive officers of the Company who received in excess of $100,000 in compensation during the last fiscal year.

                                                                                                            LONG TERM
                                                               ANNUAL COMPENSATION                        COMPENSATION
NAME AND PRINCIPAL POSTION         YEAR           SALARY              BONUS               OTHER           OPTIONS/SAR'S
--------------------------         ----           ------              -----               -----           -------------
Donald W. Kappauf,                 2000          $230,126           $ 0                   $17,251            57,143
Chief Executive Officer            1999          $225,154           $175,500              $14,876            14,286
                                   1998          $173,308           $ 89,670              $16,991            57,143

Donald T. Kelly                    2000          $165,500           $ 0                   $12,231            14,286
Chief Financial Officer            1999          $157,115           $ 87,800              $ 6,000            14,286
                                   1998          $145,038           $ 45,000              $ 6,000            14,286

Kirk A. Scoggins,(1)               2000          $176,561           $ 0                   $ 9,600            0
President-PEO Division             1999          $139,348           $ 0                   $ 6,277            28,571

George J. Eklund(2)                2000          $ 0           $ 0                        $0             0
Director                           1999          $100,153      $ 0                        $0             0
                                   1998          $210,000      $ 0                        $0             0

Elizabeth Hoaglin                  2000          $ 86,662      $ 92,050                   $3600          4,286
                                   1999          $ 67,362      $ 40,000                   $3600          2,858
                                   1998          $ 75,077      $ 20,000                   $3600          0


(1) The 1999 salary includes Mr. Scoggin's compensation for the President-PEO Division position as of January 25, 1999.

(2) Mr. Eklund's employment with the Company commenced on September 19, 1994. He assumed the position of Chief Executive Offices in March 1996. In December 1997 due to health concerns, his position changed. Mr. Eklund remained a Director until his resignation on January 14, 1999.

         The Company provides normal and customary life and health insurance benefits to all of its employees including executive officers. The Company has a 401(k) plan, which is voluntary.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company are not compensated for services in such capacity except under the Director Plan, as defined below. Non-Employee Directors receive $1,000 per board meeting and $500.00 per non-board meeting, related travel expenses, and $400 for each committee meeting. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

EMPLOYMENT AGREEMENT

         The Company reached an agreement with Donald Kappauf on a two-year renewal of Mr. Kappauf's employment agreement effective October 1,1999. Mr. Kappauf will continue to serve as the Company's President and Chief Executive Officer and will receive (i) annual compensation of $225,000 for the first year of the agreement increasing at the discretion of the Compensation Committee; and
(ii) a bonus based on the achievement of certain performance criteria as determined by the compensation committee. In addition, Mr. Kappauf receives certain other benefits including insurance benefits and a car allowance.

         The Company reached an agreement with Donald Kelly on a two-year renewal of Mr. Kelly's employment agreement effective October 1, 1999. Mr. Kelly will continue to serve as the Company's Vice President, Chief Financial Officer and Corporate Secretary and will receive (i) annual compensation of $170,000 for the first year of the agreement increasing at the discretion of the Compensation Committee. and (ii) a bonus based on the achievement of certain performance criteria as determined by the Compensation Committee. In addition, Mr. Kelly receives certain other benefits including insurance benefits and a car allowance.

         The Company entered into a two-year agreement with Kirk Scoggins as of January 25, 1999, the date the Company acquired the TeamStaff Companies. Mr. Scoggins will serve as the President of the Company's Professional Employer Organization and will receive (i) annual compensation of $175,000 for the first year of the agreement increasing at the discretion of the Compensation Committee. and (ii) a bonus based on the achievement of certain performance criteria as determined by the Compensation Committee. In addition, Mr. Scoggins receives certain other benefits including insurance benefits and a car allowance.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


                                                   PERCENTAGE OF
                              NO. OF SECURITIES    TOTAL OPTIONS/
                                 UNDERLYING         GRANTED IN        EXERCISE OF BASE
NAME                          OPTIONS GRANTED       FISCAL YEAR       PRICE PER SHARE       EXPIRATION DATE
----                          ---------------       -----------       ---------------       ---------------
Donald Kappauf                   57,143              40%                  $3.8283             10/04/2004
Donald Kelly                     14,286              10%                  $3.8283             10/04/2004
Elizabeth Hoaglin                 4,286               3%                  $4.8125             01/03/2005

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

         The following table sets forth information with respect to the named executive officers concerning exercise of stock options and SARs during the last fiscal year and the value of unexercised options and SARs held as of the year ended September 30, 2000.

                                                                  NUMBER OF
                                                                  SECURITIES                VALUE OF
                                                                  UNDERLYING               UNEXERCISED
                                                                  UNEXERCISED             IN-THE-MONEY
                               SHARES                            OPTIONS/SARS             OPTIONS AS OF
                               ACQUIRED                       SEPTEMBER 30, 2000       SEPTEMBER 30, 2000
                               ON              VALUE             EXERCISABLE/             EXERCISABLE/
NAME                           EXERCISE        REALIZED         UNEXERCISABLE           UNEXERCISABLE(1)
----                           --------        --------         -------------           ----------------
Donald W. Kappauf                   0                0         100,000/28,572                    $0/$0
Donald T. Kelly                     0                0          44,286/7,142                     $0/$0
Kirk A. Scoggins                    0                0          14,286/14,286                    $0/$0

(1) Based upon a closing bid price of the Common Stock at $3 3/8 per share on September 30, 2000.

STOCK OPTION PLANS

         In April, 1990, the Board of Directors adopted the 1990 Employees Stock Option Plan (the "1990 Plan") which was approved by shareholders in August, 1990. The 1990 Plan provided for the grant of options to purchase up to 285,714 shares of the Company's common stock. Under the terms of the 1990 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").

         In April 1990, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan") which was approved by shareholders in August, 1991 and amended in March 1996. The Director Plan provided for issuance of a maximum of 142,857 shares of common stock upon the exercise of stock options arising under the Director Plan.

         In April 1990, the Board of Directors adopted and in August, 1990, the Company's shareholders approved the Senior Management Incentive Plan (the "Management Plan") for use in connection with the issuance of stock, options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to the Company and its subsidiaries. A total of 1,428,571 shares of common stock were reserved for issuance under the Management Plan.

2000 EMPLOYEE STOCK OPTION PLAN

         In the last fiscal year, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the "2000 Plan") to provide for the grant of options to purchase up to 1,714,286 shares of the Company's common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the approved 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").

         The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Committee has full authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto.

         Under the 2000 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent (10%) shareholder (as defined in the 2000 Plan), such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value.

         The aggregate fair market value of shares subject to options granted to a participant, which are designated as ISOs and which become exercisable in any calendar year, shall not exceed $100,000.

         The Compensation Committee may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay the exercise price or any taxes that may arise in connection with the exercise or cancellation of an option. The Compensation Committee can also permit the payment of the exercise price in the common stock of the Corporation held by the optionee for at least six months prior to exercise.

NON-EXECUTIVE DIRECTOR PLAN

         In fiscal 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the "Director Plan") to provide for the grant of options to non-employee directors of the Company. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Director Plan replaced the previous Director Plan which expired in April, 2000.

         Under the Director Plan, the exercise price for options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the Stock Option Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five (5) years from the date of grant. The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

         Set forth herein is a line graph comparing the total returns (assuming reinvestment of dividends) of the Company's common stock, the Standard and Poor Industrial Average, and an industry composite consisting of a group of four peer issuers selected in good faith by the Company. The Company's common stock is listed for trading in the NASDAQ SmallCap market and is traded under the symbol "TSTF".


                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                       ASSUMES INITIAL INVESTMENT OF $100
                            [COMPARISON LINE GRAPH]

                            1995        1996       1997        1998        1999        2000
                            ----        ----       ----        ----        ----        ----
TEAMSTAFF INC   Cum $       $100     $266.67     $94.44      $47.20      $48.62      $43.67

S&P 500         Cum $       $100     $120.34    $169.01     $184.30     $235.54     $266.83

Peer Group Only Cum $       $100     $501.82    $419.42     $348.82     $191.26     $438.57


NOTES

(1) Assumes that the value of the investment in the Company's Common Stock and each index was $100 on September 30, 1995 and that dividends were reinvested at years ended September 30.

(2) Industry composite includes Employee Solutions, Administaff, Staff Leasing, and Team America. The industry composite has been determined in good faith by management to represent entities which compete with the Company in certain of its significant business segments. Management does not believe there are any publicly held entities which compete with all the Company's business segments.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of January 8, 2001 with respect to each director, each of the named executive officers as defined in Item 402(a)(3), and directors and executive officers of the Company as a group, and to the persons known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities.

                                                        Number of Shares            Percent of Company's
Name of Shareholder                                     Presently Owned(1)          Outstanding Stock
-------------------                                     ------------------          -----------------
Karl W. Dieckmann(2)                                    91,641                      1.15%
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Senator John H. Ewing(3)                                36,607                      *
76 Claremont Road
Barnardsville, NJ 07924

William J. Marino(4)                                    28,176                      *
c/o Horizon Blue Cross
Blue Shield of New Jersey
3 Penn Plaza East
Newark, NJ 07105

Donald W. Kappauf(5)
c/o TeamStaff, Inc.                                     224,785                     2.83%
300 Atrium Drive
Somerset, NJ 08873

Donald T. Kelly(6)                                      53,957                      *
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873
                                                        4,740                       *
Charles R. Dees, Jr. Phd(7)
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Rocco Marano(8)                                         12,971                      *
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Martin J. Delaney(9)                                    35,165                      *
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Kirk Scoggins(10)                                       953,409                     11.99%
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873


Warren M. Cason(11)                                     634,473                     7.98%
400 N. Ashley Drive, Suite 2300
Tampa, FL 33602

Warren M. Cason Jr.(12)                                 526,825                     6.63%
Trustee of the Dorothy C. Cason
1997 Three Year Grantor Retained
Annuity Trust c/o Warren M. Cason
400 N. Ashley Drive, Suite 2300
Tampa, FL 33602

Dorothy Cason(13)                                       45,811                       *
400 N. Ashley Drive, Suite 2300
Tampa, FL 33602

Melissa C. Scoggins(14)                                 206,149                      2.59%
Trustee of the Kirk Allan Scoggins
1997 Three Year Grantor Retained Annuity Trust

All officers and directors as a group                   1,441,451                    18.13%
(9)persons (2,3,4,5,6,7,8,9,10)

*        Less than 1 percent.

(1) Ownership consists of sole voting and investment power except as otherwise noted.

(2) Includes options to purchase 5,714 shares of the Company's common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(3) Includes options to purchase 5,714 shares of the Company's common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(4) Includes options to purchase 5,714 shares of the Company's common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(5) Includes options to purchase 114,286 shares of the Company's common stock, and excludes unvested options to purchase 14,286 shares of common stock.

(6) Includes options to purchase 51,429 shares of the Company's common stock.

(7) Includes options to purchase 3,215 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(8) Includes options to purchase 2,857 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(9) Includes options to purchase 3,215 shares of common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(10) Mr. Scoggins received these shares as a former owner of the TeamStaff Companies which were acquired by the Company on January 25, 1999. Mr. Scoggins also joined the Company's Board of Directors on January 25, 1999. Of the 953,409 shares currently owned by Mr. Scoggins, 63,841 shares have been placed in escrow to indemnify the Company for certain representations regarding TeamStaff Companies made by the former owners of the TeamStaff Companies. Excludes unvested options to purchase 14,286 shares.

(11) Mr. Cason received these shares as a former owner of the TeamStaff Companies which were acquired by the Company on January 25, 1999. Of the 634,473 shares currently owned by Mr. Cason, 43,131 shares have been placed in escrow to indemnify the Company for certain representations regarding TeamStaff Companies made by the former owners of the TeamStaff Companies.

(12) This Trust received these shares as a former owner of the TeamStaff Companies which were acquired by the Company on January 25, 1999. Of the 526,825 shares currently owned by this Trust, 35,816 shares have been placed in escrow to indemnify the Company for certain representations regarding TeamStaff Companies made by the former owners of the TeamStaff Companies.

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

In January, 1999, the Company purchased 10 entities operating under the tradename "The TeamStaff Companies". These entities were private companies owned by Kirk Scoggins and Warren Cason and related trusts and affiliates. The former shareholders of the TeamStaff Companies received approximately 2,352,381 shares and $3,200,000 in consideration for selling the entities to the Company. Mr. Scoggins serves as a Director of the Company and as President of the PEO Division. See "Business" "Management Discussion and Analysis" and "Executive Compensation"

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements

         The financial statements and schedules of the Company are included in
         Part II, Item 8 of this report beginning on page F-1 and including page S-1.

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

EXHIBIT NO.                DESCRIPTION
-----------                -----------
2.1      --       Agreement for purchase of Temp-Staff, Inc.  (Exhibit 3 to Form
                  8-K dated May 17, 1990).

2.2      --       Agreement for purchase of X-L Technical Corp.  (Exhibit 2a to
                  Form 8-K dated October 31, 1990).

2.3      --       Plan and Agreement of Merger and Reorganization dated as of
                  October 29, 1998 among the Company, the Merger Corporations, the TeamStaff Entities and certain individuals and trusts as shareholders of the TeamStaff Entities (filed as Exhibit A to
                  Proxy Statement of Digital Solutions, Inc, dated November 12,
                  1998).

3.1      --       Amended and Restated Certificate of Incorporation of
                  Registrant (Filed as Exhibit A to Definitive Proxy Material
                  dated July 20, 1990).

3.1.1    --       Form of Amendment to Amended and Restated Certificate of
                  Incorporation (filed as Exhibit G to the Company's Proxy
                  Statement dated November 12, 1998 as filed with the Securities and Exchange Commission).

3.2      --       By-Laws of Registrant (Exhibit 10.1 to Form 8-K dated March
                  2l, 1990)

10.2     --       Employment Agreement with Donald Kappauf (Exhibit 3 to Form
                  8-K dated May 17, 1990).

10.4     --       Agreement between Registrant and First Fidelity Bank, N.A.
                  (Exhibit 10.4 to Form 10-K for fiscal year ended September 30,
                  1991).

10.5     --       Agreement between Registrant and Midatlantic Banks, Inc. dated
                  October 11, 1991 (Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 1991).

10.6     --       Lease dated 10/15/91 for office space at 4041 Hadley Road,
                  South Plainfield, New Jersey (Exhibit 10.6 to Form 10-K for
                  fiscal year ended September 30, 1991).

10.7     --       Employment Agreement between Karl Dieckmann and the Company dated November 1, 1991 (Exhibit 10.7 to Form 10-K for fiscal year ended September 30, 1991).

10.8     --       Lease dated May 30, 1997 for office space at 300 Atrium,
                  Somerset, New Jersey (Exhibit 10.6.1 to Form 10-K for the
                  fiscal year ended September 30, 1997).

10.9     --       Employment agreement between George J. Eklund and the Company dated March 12, 1996 (Exhibit 10.15.1 to Form 10-K for the fiscal year ended September 30, 1997).

10.10    --       Amended employment agreement between George J. Eklund and the
                  Company dated December 16, 1997 (Exhibit 10.15.2 to Form 10-K for the fiscal year ended September 30, 1997).

10.11    --       Employment Contract between David L. Clark and the Company dated January 1, 1993.

10.12    --       Bridge financing between Katie and Adam Bridge Partners, L. P.
                  and the Company in June, 1993.

10.13    --       Sales representation agreement between Sid A. Robinson, III and the Company dated April 14, 1993.

10.14    --       Agreement between Staff Leasing of Mississippi, Inc. and the
                  Company for the purchase of

                  business and assets dated November 4, 1993.

10.15    --       Employment agreement between George J. Eklund and the Company dated September 19, 1994.

10.16    --       Seventh Amended Loan Agreement between Registrant and Summit
                  Bank and sixth amended Promissory Note (Exhibit 10.16.1 to
                  Form 10-K for the fiscal year ended September 30, 1997).

10.17    --       Loan and Security Agreement dated April 28, 1998 among Digital
                  Solutions, Inc. and FINOVA Capital Corporation (Filed as
                  Exhibit 10.17 to Form 10K filed January 12, 1999).

10.18    --       Secured Promissory Note in the principal amount of $2,500,000 dated April 28, 1998 in favor of FINOVA Capital Corporation
                  (Filed as Exhibit 10.18 to Form 10K filed January 12, 1999).

10.19    --       Stock Pledge Agreement (Security Agreement) dated April 28,
                  1998 between FINOVA Capital Corporation and Digital Solutions,
                  Inc. (Filed as Exhibit 10.19 to Form 10K filed January 12,
                  1999).

10.20    --       Employment Agreement between the Company and Kirk Scoggins dated January 25, 1999 (Filed as Exhibit 10.1 to Form 8K dated
                  January 25, 1999).

10.21    --       Registration Rights Agreement between the Company and certain former shareholders of the TeamStaff Companies dated as of
                  January 25, 1999 (Filed as Exhibit 10.2 to Form 8K dated
                  January 25, 1999).

10.22    --       Amended and Restated Loan and Security Agreement between the
                  Company and FINOVA Capital Corporation dated January 25, 1999
                  (Filed as Exhibit 10.3 to Form 8K dated January 25, 1999).

10.23    --       Amended and Restated Note in the principal amount of
                  $2,166,664 dated January 25, 1999 (Filed as Exhibit 10.4 to
                  Form 8K dated January 25, 1999).

10.24    --       Secured Note in the amount of $2,500,000 in favor of FINOVA
                  Capital Corporation dated January 25, 1999 (Filed as Exhibit
                  10.5 to Form 8K dated January 25, 1999).

10.25    --       Secured Note in the amount of $750,000 in favor of FINOVA
                  Capital Corporation dated January 25, 1999 (Filed as Exhibit
                  10.6 to Form 8K dated January 25, 1999).

10.26    --       Schedule to Amended and Restated Loan Agreement dated January
                  25, 1999 with FINOVA Capital Corporation (Filed as Exhibit
                  10.7 to Form 8K dated January 25, 1999).

10.27*   --       Employment Agreement dated as of October 1, 1999 between the
                  Company and Donald Kelly.

10.28*   --       Employment Agreement between the Company and Donald W. Kappauf dated as of October 1, 1999.

10.29    --       Form of Asset Purchase Agreement dated as of April 7, 2000 by and between TeamStaff, Inc., TeamStaff V, Inc., Outsource
                  International, Inc. and Synadyne I, Inc., Synadyne II, Inc.,
                  Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc.,
                  Guardian Employer East LLC and Guardian Employer West LLC.
                  (filed as Exhibit 3 to Form 8K dated April 7, 2000).

10.30    --       First Amendment to Amended and Restated Loan and Security
                  Agreement among TeamStaff, Inc. and its Subsidiaries as
                  Co-Borrowers and FINOVA Capital Corporation dated April 7,
                  2000. (filed as Exhibit 3 to Form 8K dated April 7, 2000).

10.31    --       Second Amended and Restated Secured Promissory Note A dated
                  April 7, 2000 in the principal amount of $1,541,659 payable to
                  FINOVA Capital Corporation. (filed as Exhibit 3 to Form 8K dated April 7, 2000).

10.32    --       Amended and Restated Secured Promissory Note B dated April 7,
                  2000 in the principal amount of $1,899,996 payable to FINOVA
                  Capital Corporation. (filed as Exhibit 3 to Form 8K dated
                  April 7, 2000).

10.33    --       Secured Promissory Note C dated April 7, 2000 in the principal amount of $4,000,000 payable to FINOVA Capital Corporation.
                  (filed as Exhibit 3 to Form 8K dated April 7, 2000).

21.0*    --       Subsidiaries of  Registrant.

23.1*    --       Consent of Arthur Andersen LLP.

27.0*    --       Financial Data Schedule.

(b)      Reports on Form 8-K.

      None

(c)   Exhibits.  See Item (a)(3) above.

(d)   Financial Statement Schedule.  See Schedule I annexed hereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEAMSTAFF, INC.

                                     /s/Donald W. Kappauf
                                     ----------------------------------------

                                     Donald W. Kappauf
                                     President and Chief Executive Officer

Dated: January 10, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Rocco Marano                       Director                        January 10, 2001
------------------------------
Rocco Marano

/s/Karl W. Dieckmann                  Chairman of the Board           January 10, 2001
--------------------------------
Karl W. Dieckmann

/s/John H. Ewing                      Director                        January 10, 2001
------------------------------------
Senator John H. Ewing

/s/William J. Marino                  Director                        January 10, 2001
-----------------------------------
William J. Marino

/s/Charles R. Dees, Jr. Ph.D.         Director                        January 10, 2001
--------------------------------
Charles R. Dees, Jr. Ph.D.

/s/Martin J. Delaney                  Director                        January 10, 2001
----------------------------------
Martin J. Delaney

/s/Kirk A. Scoggins                   President-PEO                   January 10, 2001
---------------------------------
Kirk A. Scoggins                      Director

/s/Donald W. Kappauf                  President, Chief                January 10, 2001
-------------------------------       Executive Officer & Director
Donald W. Kappauf

/s/Donald T. Kelly                    Chief Financial Officer         January 10, 2001
----------------------------------    & Corporate Secretary
Donald T. Kelly

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS



                                                                                         Page
                                                                                         ----
Report Of Independent Public Accountants                                                  F-2

Consolidated Balance Sheets As Of September 30, 2000 and 1999                             F-3

Consolidated Statements Of Income For The Years Ended
   September 30, 2000, 1999 and 1998                                                      F-5

Consolidated Statements Of Shareholders' Equity For The Years Ended
   September 30, 2000, 1999 and 1998                                                      F-6

Consolidated Statements Of Cash Flows For The Years Ended
   September 30, 2000, 1999 and 1998                                                      F-7

Notes To Consolidated Financial Statements                                                F-8

Schedule I -- Valuation And Qualifying Accounts For The Years Ended
   September 30, 2000, 1999 and 1998                                                      S-1

Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of

        TeamStaff, Inc.:


We have audited the accompanying consolidated balance sheets of TeamStaff, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeamStaff, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                         ARTHUR ANDERSEN LLP


Roseland, New Jersey
December 29, 2000

                        TEAMSTAFF, INC. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND 1999

                                        ASSETS                                                  2000                 1999
                                        ------                                                  ----                 ----
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $4,285,000           $1,948,000
   Restricted cash                                                                              375,000              362,000
   Accounts receivable, net of allowance for doubtful accounts
     of $281,000 and $209,000 at September 30, 2000 and 1999                                 21,117,000           13,557,000
   Deferred tax asset                                                                         1,566,000            1,464,000
   Other current assets                                                                         955,000              552,000
                                                                                             ----------           ----------
                Total current assets                                                         28,298,000           17,883,000
                                                                                             ----------           ----------
EQUIPMENT AND IMPROVEMENTS:
   Equipment                                                                                  4,340,000            3,748,000
   Leasehold improvements                                                                       209,000              100,000
                                                                                             ----------           ----------
                                                                                              4,549,000            3,848,000

   Less - accumulated depreciation and amortization                                           3,459,000            3,023,000
                                                                                             ----------           ----------
                                                                                              1,090,000              825,000

DEFERRED TAX ASSET                                                                              153,000              328,000

INTANGIBLE ASSETS, net of accumulated amortization of $2,542,000
   and $1,680,000 at September 30, 2000 and 1999                                             19,633,000           16,798,000

OTHER ASSETS                                                                                    340,000              548,000
                                                                                             ----------           ----------
                                                                                            $49,514,000          $36,382,000
                                                                                            ===========          ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND 1999


                         LIABILITIES AND SHAREHOLDERS' EQUITY                                 2000                1999
                         ------------------------------------                                 ----                ----
CURRENT LIABILITIES:
   Current portion of long-term debt                                                        $1,938,000           $1,034,000
   Accounts payable                                                                          7,062,000            2,924,000
   Accrued expenses and other current liabilities                                           16,233,000           10,957,000
                                                                                            ----------           ----------

                Total current liabilities                                                   25,233,000           14,915,000

LONG-TERM DEBT, net of current portion                                                       6,222,000            4,502,000
                                                                                            ----------           ----------
                Total liabilities                                                           31,455,000           19,417,000
                                                                                            ----------           ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value; authorized 40,000,000 shares; issued 7,981,605 and 7,980,718; outstanding 7,946,205 and
     7,962,418 at September 30, 2000 and 1999                                                    8,000                8,000
   Additional paid-in capital                                                               21,297,000           21,093,000
   Accumulated deficit                                                                      (3,110,000)          (4,061,000)
   Treasury stock, 35,400 and 18,300 shares at cost as of September 30, 2000
     and 1999                                                                                 (136,000)             (75,000)
                                                                                            ----------           ----------
                                                                                            18,059,000           16,965,000
                                                                                            ----------           ----------
                                                                                           $49,514,000          $36,382,000
                                                                                           ===========          ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                For the Years Ended September 30,
                                                                         2000                  1999                 1998
                                                                         ----                  ----                 ----
REVENUES                                                              $447,743,000          $244,830,000         $139,435,000

DIRECT EXPENSES                                                        426,987,000           228,294,000          129,747,000
                                                                      ------------          ------------         ------------
                Gross profit                                            20,756,000            16,536,000            9,688,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                             17,005,000            12,181,000            7,389,000

DEPRECIATION AND AMORTIZATION                                            1,333,000             1,124,000              661,000
                                                                      ------------          ------------         ------------
                Income from operations                                   2,418,000             3,231,000            1,638,000
                                                                      ------------          ------------         ------------
OTHER INCOME (EXPENSE):
   Interest income                                                         584,000               492,000              323,000
   Interest expense                                                     (1,601,000)           (1,133,000)            (554,000)
   Other income/(expense)                                                  (22,000)               35,000                    0
                                                                      ------------          ------------         ------------
                                                                        (1,039,000)             (606,000)            (231,000)
                                                                      ------------          ------------         ------------
                Income before income taxes                               1,379,000             2,625,000            1,407,000

INCOME TAX (EXPENSE) BENEFIT                                              (428,000)             (849,000)           1,296,000
                                                                      ------------          ------------         ------------
                Net income                                                $951,000            $1,776,000           $2,703,000
                                                                      ============          ============         ============
EARNINGS PER  SHARE - BASIC                                                 $0.12                 $0.25                $0.49
                                                                      ============          ============         ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING - BASIC                                   7,954,176             7,127,806            5,506,256
                                                                      ============          ============         ============
EARNINGS PER  SHARE - DILUTED                                               $0.12                 $0.25                $0.49
                                                                      ============          ============         ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
OUTSTANDING - DILUTED                                                    7,990,912             7,145,390            5,543,799
                                                                      ============          ============         ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                              Common Stock      Additional                      Treasury Stock
                                           -----------------     Paid-In      Accumulated    --------------------
                                           Shares     Amount     Capital        Deficit      Shares        Amount         Total
                                           ------     ------    ----------    -----------    ------        ------         -----
BALANCE, September 30, 1997              5,469,074    $5,000   $13,407,000    ($8,540,000)        -            $-      $4,872,000

  Common stock issued in connection
      with financing                        44,643     1,000       250,000              -         -             -         251,000
  Common stock issued                       16,807         -        49,000              -         -             -          49,000
  Net income                                     -         -             -      2,703,000         -             -       2,703,000
                                         ---------    ------   -----------    -----------    ------       -------      ----------
BALANCE, September 30, 1998              5,530,524     6,000    13,706,000     (5,837,000)        -             -       7,875,000

  Common stock sold                          1,524         -         9,000              -         -             -           9,000
  Common stock repurchased                       -         -             -              -    18,300       (75,000)        (75,000)
  Exercise of stock options                  5,714         -        16,000              -         -             -          16,000
  Exercise of stock warrants                 1,429         -         6,000              -         -             -           6,000
  Common stock issued in
      connection with acquisition        2,441,527     2,000     7,308,000              -         -             -       7,310,000
  Non-cash compensation
      expense related to warrants                -         -        44,000              -         -             -          44,000
  Proceeds related to LNB
      settlement, net of expenses                -         -         4,000              -         -             -           4,000
  Net income                                     -         -             -      1,776,000         -             -       1,776,000
                                         ---------    ------   -----------    -----------    ------       -------      ----------
BALANCE, September 30, 1999              7,980,718     8,000    21,093,000     (4,061,000)   18,300       (75,000)     16,965,000

  Exercise of stock options                    887         -         4,000              -         -             -           4,000
  Common stock repurchased                       -         -             -              -    17,100       (61,000)       (61,000)
  Non-cash compensation
      expense related to warrants                -         -       200,000              -         -             -         200,000
  Net income                                     -         -             -        951,000         -             -         951,000
                                         ---------    ------   -----------    -----------    ------       -------      ----------
BALANCE, September 30, 2000              7,981,605    $8,000   $21,297,000    ($3,110,000)   35,400     ($136,000)    $18,059,000
                                         =========    ======   ===========    ===========    ======     =========     ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Years Ended September 30,
                                                                            2000                 1999                 1998
                                                                            ----                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $951,000           $1,776,000          $2,703,000
   Adjustments to reconcile net income to net
     cash  provided by (used in) operating activities, net
     of acquired businesses-
     Deferred income taxes                                                   73,000              600,000          (1,402,000)
     Depreciation and amortization                                        1,333,000            1,124,000             661,000
     Provision for doubtful accounts                                        162,000               27,000            (247,000)
     Loss on disposal of equipment                                           24,000                    0                   0
     Non-cash compensation expense                                          200,000               44,000                   0
   Changes in operating assets and liabilities, net of
     acquired businesses-
     Increase in accounts receivable                                     (7,905,000)          (4,016,000)           (824,000)
     (Increase) decrease in other current assets                           (220,000)             458,000            (289,000)
     Decrease (increase) in other assets                                    197,000              225,000            (249,000)
     Increase (decrease) in accounts payable, accrued
       expenses and other current liabilities                             9,040,000            3,325,000          (1,139,000)
     (Increase) decrease in restricted cash                                 (13,000)            (362,000)            738,000
                                                                         ----------           ----------          ----------
                Net cash provided by (used in) operating
                activities                                                3,842,000            3,201,000             (48,000)
                                                                         ----------           ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                       (486,000)            (249,000)           (184,000)
   Acquisition of businesses, net of cash acquired                       (3,314,000)          (4,509,000)                  0
                                                                         ----------           ----------          ----------
                Net cash used in investing activities                    (3,800,000)          (4,758,000)           (184,000)
                                                                         ----------           ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on line of credit                                     0           $1,015,000          $1,103,000
   Proceeds from borrowings on long-term debt                             4,000,000            2,500,000           2,500,000
   Principal payments on long-term debt                                  (1,055,000)            (792,000)           (167,000)
   Payments on revolving line of credit                                    (559,000)            (663,000)         (2,697,000)
   Repayments on capital leases obligations                                 (34,000)             (45,000)           (117,000)
   Net proceeds from issuance of common stock, net of expenses                    0                9,000             299,000
   Net proceeds from the exercise of stock options and warrants               4,000               22,000                   0
   Repurchase of common shares                                              (61,000)             (75,000)                  0
   Proceeds from LNB settlement                                                   0                4,000                   0
                                                                         ----------           ----------          ----------
                Net cash provided by financing activities                 2,295,000            1,975,000             921,000
                                                                         ----------           ----------          ----------

                Net increase in cash and cash equivalents                 2,337,000              418,000             689,000

CASH  AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           1,948,000            1,530,000             841,000
                                                                         ----------           ----------          ----------
CASH  AND CASH EQUIVALENTS AT END OF YEAR                                $4,285,000           $1,948,000          $1,530,000
                                                                         ==========           ==========          ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid during the year for-
        Interest                                                         $1,242,000             $790,000            $439,000
                                                                         ==========           ==========          ==========
        Taxes                                                              $489,000             $374,000             $80,000
                                                                         ==========           ==========          ==========
SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS:
          Borrowings under capital leases                                  $272,000                   $0                  $0
                                                                         ==========           ==========          ==========
          Fair value of warrants issued                                    $200,000                   $0                  $0
                                                                         ==========           ==========          ==========

During 1999 the Company issued common stock valued at $7.3 million in connection with the acquisition of the TeamStaff Companies.


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  ORGANIZATION AND BUSINESS:

         TeamStaff, Inc. (the "Company"), formerly Digital Solutions, Inc. ("DSI") a New Jersey Corporation, with its subsidiaries, provides a broad spectrum of human resource services including professional employer services, payroll processing, human resource administration and placement of temporary and permanent employees. The Company has regional offices in Somerset, New Jersey; Houston and El Paso, Texas; Woburn, Massachussetts; and Clearwater and Delray, Florida and sales service centers in New York, New York; El Paso and Houston, Texas; Delray and Clearwater, Florida; Woburn, Massachussetts; Atlanta, Georgia; and Somerset, New Jersey.

         Effective January 25, 1999, the Company acquired the ten entities operating under the trade name, "The TeamStaff Companies". In conjunction with the acquisition, the Company changed its name from Digital Solutions, Inc., to TeamStaff, Inc.

         Effective April 8, 2000, the Company acquired substantially all of the assets of the professional employer organization division of Outsource International, Inc. ("Outsource") which had operated under the trade name "Synadyne".

         Effective October 2, 2000, the Company acquired all the assets of the professional employer organization ("PEO") business of HR2. This acquisition is not significant to the accompanying consolidated financial statements.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       BASIS OF PRESENTATION-

         The accompanying consolidated financial statements include the accounts of TeamStaff, Inc., and its wholly-owned subsidiaries. The results of operations of acquired companies within the period reflected have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

       USE OF ESTIMATES-

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (or "SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company anticipates that the adoption of SAB 101 will not have a significant impact on the consolidated financial statements.


       CONCENTRATIONS OF CREDIT RISK-

         The Company's customer base consists of over 4,300 client companies, representing approximately 54,400 employees (including payroll services) as of September 30, 2000. The Company's client base is broadly distributed throughout a wide variety of industries; however, more than 70% of the customers in the payroll processing area are in the construction industry and substantially all of TeamStaff-RX customers are in the healthcare industry.

       CASH EQUIVALENTS-

         For purposes of the statements of cash flows, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

       EQUIPMENT AND IMPROVEMENTS-

         Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the lease term or estimated useful life for leasehold improvements.

       INTANGIBLE ASSETS-

         Intangible assets consist of the following:

                                 2000                     1999
                             ------------             -----------
Trade Name                   $  4,700,000             $ 4,700,000
Goodwill                       17,475,000              13,778,000
                             ------------             -----------
                               22,175,000              18,478,000
Accumulated amortization       (2,542,000)             (1,680,000)
                             ------------             -----------
                             $ 19,633,000             $16,798,000
                             ============             ===========

         Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the acquisition date and is being amortized on a straight line basis over 20 to 25 years. Trade name is being amortized on a straight line basis over 25 years. Amortization expense charged to operations was approximately $864,000 for fiscal year 2000, $598,000 for fiscal year 1999 and $247,000 for fiscal year 1998.

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

         The amount of impairment of goodwill and other intangibles would be determined as part of the long-lived asset grouping being evaluated utilizing undiscounted net income over the remaining life of the asset. Where goodwill is identified with assets subject to an impairment loss, the carrying amount of the identified goodwill would be eliminated before making any reduction of the carrying amounts of the impaired long-lived assets and identifiable intangibles.

       WORKERS COMPENSATION-

         The Company applies loss-development factors to its open years' workers' compensation incurred losses in order to estimate fully-developed losses.

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

       STOCK-BASED COMPENSATION-

         Stock-based compensation for employees and directors is recognized using the intrinsic value method under APB No. 25. For disclosure purposes, pro forma net income (loss) impacts are provided as if the fair market value method has been applied.

       EARNINGS PER SHARE-

         Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

         In accordance with SFAS 128, the following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                                               Years Ended September 30,
                                                       2000              1999             1998
                                                       ----              ----             ----
Numerator:
  Net income                                        $  951,000        $1,776,000        $2,703,000

Denominator:
  Weighted average number of common shares
    outstanding - Basic                              7,954,176         7,127,806         5,506,256
  Incremental shares for assumed conversions
    of stock options/warrants                           36,736            17,584            37,543

  Weighted average number of common and
    equivalent shares outstanding-Diluted            7,990,912         7,145,390         5,543,799

Earnings per share - Basic and Diluted              $     0.12        $     0.25        $     0.49

         Stock options and warrants outstanding at September 30, 2000 to purchase 276,961 shares of common stock were not included in the computation of Diluted EPS as they were antidilutive.

       REVERSE STOCK SPLIT-

         Effective June 2, 2000 the Company effected a reverse stock split at a rate of one (1) new share for each existing 3.5 shares of TeamStaff common stock. All common shares and per share amounts in the accompanying financial statements have been adjusted retroactively to effect the reverse stock split.

       DERIVATIVES-

         In June, 1998, the Financial Accounting Standards Board ("FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity". SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that SFAS No. 133 will have no material impact on the consolidated financial statements.

(3)  INCOME TAXES:

       At September 30, 2000, the Company has available operating loss carryforwards of approximately $585,000 to reduce future periods' taxable income. The carryforwards expire in various years beginning in 2004 and extending through 2012. The Company also has tax credits available of approximately $380,000 to reduce future taxable income that begin to expire in 2020.

       The Company has recorded a $1,719,000 and a $1,792,000 deferred tax asset at September 30, 2000 and 1999, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. In fiscal 2000, the Company reduced the tax provision by $374,000 for certain tax credits which were available to the Company. In 1999 the Company's income tax expense was reduced by a $400,000 net tax benefit reflecting the elimination of the remaining deferred tax valuation allowance.

       In order for the Company to realize the operating loss carryforward and the tax credits, the Company would have to generate approximately $1,600,000 in future taxable income. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset as a result of the past three years of profitability, its ability to meet its operating plan as well as the resolution of past problems which had adversely affected the Company's operations in prior years.

       An analysis of the Company's deferred tax asset is as follows-

                                                           2000             1999
                                                           ----             ----
Net operating loss carryforwards and tax credits          $574,000       $1,252,000
Workers' compensation reserves                             530,000          205,000
Allowance for doubtful accounts                            102,000           75,000
Depreciation expense                                       153,000           92,000
Other items, net                                           360,000          168,000
                                                        ----------       ----------
      Deferred income tax asset                         $1,719,000       $1,792,000
                                                        ==========       ==========

         The components of the income tax expense (benefit) are summarized as follows-

                                                   Years Ended September 30,
                                            2000         1999               1998
                                            ----         ----               ----
Current expense                           $355,000     $249,000            $106,000
Deferred  expense (benefit)                 73,000      600,000          (1,402,000)
                                          --------     --------         -----------
              Total expense (benefit)     $428,000     $849,000         ($1,296,000)
                                          ========     ========         ===========

         The following table indicates the significant elements contributing to the difference between the Federal statutory rates and the Company's effective tax rate-

                                                           Years Ended September 30,
                                                       2000          1999          1998
                                                       ----          ----          ----
Federal statutory rate                                  34%           34%           34%
State taxes, net of federal income tax benefit           8             7             5
Reversal of valuation allowance                          0           (15)         (134)
Tax credits                                            (28)            0             0
Goodwill amortization                                   13             4             0
Other                                                    4             2             3
                                                        --            --           ---
                                                        31%           32%          (92%)
                                                        --            --           ---

(4)    DEBT:

       The Company has a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million. Substantially all assets of the Company secure the credit facility. The facility is comprised of (i) two three-year term loans each for $2.5 million, with a five-year amortization, at prime plus 3% (12.50% at September 30, 2000); (ii) a three-year term loan for $4.0 million, with a five-year amortization, at prime plus 3% (12.50% at September 30, 2000) and (iii) a $3.5 million revolving line of credit at prime plus 1% (10.50% at September 30, 2000) secured by certain accounts receivable of the Company. The credit facility is subject to success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. In addition the $4.0 million term loan is subject to annual success fees at the beginning of each loan year in the amount of $500,000. The credit facility is subject to certain covenants including, but not limited to, a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On January 24 and April 27, 2000 the Company remitted success fees in the amount of $200,000 and $225,000 respectively.

       In connection with the Synadyne acquisition, the two three-year term loans, each for $2.5 million, have been extended to April 30, 2003 and March 1, 2003. The $4.0 million term loan consists of no principal payments for the first six months and expires on April 30, 2003, with a balloon payment at the end of the three years (See Note 5). The revolving line of credit matures on April 30, 2003.

       Long-term debt at September 30, 2000 and 1999 consists of the following-

                                  2000                1999
                                  ----                ----
Revolving line of credit        $899,000           $1,455,000
Term loans                     6,983,000            4,041,000
Capital leases                   278,000               40,000
                              ----------           ----------
                               8,160,000            5,536,000
Less - Current portion        (1,938,000)          (1,034,000)
                              ----------           ----------
                              $6,222,000           $4,502,000
                              ==========           ==========

       Maturities of long-term debt as of September 30, 2000 are as follows-

 Year Ending
September 30,
    2001            $1,938,000
    2002             2,040,000
    2003             4,036,000
    2004                53,000
    2005                93,000
                    ----------
                    $8,160,000
                    ==========

(5)  BUSINESS COMBINATIONS:

       ACQUISITION OF SYNADYNE

         On April 8, 2000 TeamStaff, Inc. acquired substantially all of the assets of the professional employer organization ("PEO") division of Outsource International, Inc. ("Outsource") which had operated under the tradename "Synadyne". TeamStaff acquired the tradename "Synadyne" as part of the transaction, as well as all of the customer contracts of the PEO business. Under the terms of the purchase agreement, TeamStaff paid an aggregate purchase price of $3,500,000, which included the assumption of approximately $200,000 in liabilities. The Company also incurred approximately $100,000 for acquisition related expenses. The acquisition has been accounted for under the purchase method and the results of operations of Synadyne have been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated based on the estimated fair value of assets and liabilities at the date of the acquisition. The application of the purchase method of accounting resulted in approximately $3,700,000 in excess purchase price over net tangible assets acquired. The excess of the purchase price over the net tangible assets acquired has been allocated to goodwill which is being amortized over 25 years.

         The agreement also provides for an additional potential payment in one year of up to $1,250,000 provided that the former clients have at least 9,500 worksite employees as of March 31, 2001. In the event there are less than 9,500 employees, the amount of the earnout will be reduced by a pre-determined formula. As of September 30, 2000 the number of worksite employees was approximately 8,000, which is subject to audit by Outsource. Based upon the 8,000 worksite employees the earnout would be reduced by approximately $750,000. Any subsequent payment would be recorded when and if made.

       ACQUISITION OF TEAMSTAFF COMPANIES

         On January 25, 1999 TeamStaff, Inc., completed the acquisition of 10 entities operating as the TeamStaff Companies through the issuance of 2,352,381 shares of common stock and $3.2 million in cash in exchange for all capital stock of the TeamStaff Companies and for the repayment of debt. The Company also incurred $1.3 million for certain legal, accounting and investment banking expenses, which included 89,146 shares of common stock which were granted to the investment banker. The acquisition has been accounted for under the purchase method and the results of operations of the acquired companies have been included in the statements of income since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition. The application of the purchase method of accounting resulted in approximately $13.3 million in excess purchase price over net tangible assets acquired. The excess of the purchase price over the net tangible assets acquired has been allocated to trade name ($4.7 million) and goodwill ($8.6 million) which are being amortized over 25 years.


         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired companies as if the acquisitions had occurred October 1, 1998.


                                     Fiscal Years Ended September 30,
                                     --------------------------------
                                        2000                1999
                                        ----                ----
Net Sales                           $554,325,000        $519,248,000

Operating Income                       2,423,000           3,383,000

Net Income                               531,000           1,299,000

Earnings per share - basic                  0.07                0.16

Earnings per share - diluted                0.07                0.16

(6) ACCRUED EXPENSES AND
     OTHER CURRENT LIABILITIES:

       Accrued expenses and other current liabilities at September 30, 2000 and 1999 consist of the following-

                                           2000               1999
                                           ----               ----
Payroll and payroll taxes              $11,736,000        $ 8,626,000
Worker's compensation insurance          1,997,000          1,006,000
Other                                    2,500,000          1,325,000
                                       -----------        -----------
                                       $16,233,000        $10,957,000
                                       ===========        ===========

(7)  COMMITMENTS AND CONTINGENCIES:

       LEASES-

         Minimum payments under noncancellable lease obligations at September 30, 2000 are as follows-

 Year Ending
September 30,
      2001        $1,128,145
      2002         1,084,145
      2003         1,052,828
      2004         1,066,535
      2005           895,150
Thereafter           640,248
                  ----------
                  $5,867,051
                  ==========

         Rent expense under all operating leases was $988,000 in 2000, $794,000 in 1999 and $630,000 in 1998.

       WORKERS' COMPENSATION POLICY-

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

         On April 1, 1997, the Company entered into a workers' compensation policy under the terms of which the Company is required to fund the anticipated loss reserves on a current basis. On April 1, 1999, the Company terminated its program with the insurance carrier and consolidated its workers' compensation program under a new carrier who had been the carrier for the TeamStaff Companies.


       LEGAL PROCEEDINGS-

         The Company's subsidiary, DSI Staff Connxions-Southwest, Inc., was the defendant in a lawsuit (Frederico Farias v. Thomson Consumer Electronics and DSI Staff Connxions-Southwest, Inc.; 327th Judicial District Case No. 96-3036; District Court of El Paso County, Texas) whereby a former leased employee of a client obtained a judgment against the Company during August, 1998 in the amount of $315,000 including interest. The judgment includes approximately $95,000 in compensatory damages, $200,000 in punitive damages and $20,000 in pre-trial interest. The Company posted a bond for the full amount of the judgment plus accrued interest and appealed the judgement. On May 31, 2000 the Company was notified that it lost its initial appeal. The Company filed another appeal to the Texas Supreme Court. In November, 2000 the parties settled this case resulting in the payment of $230,000 by the Company which has been accrued for as of September 30, 2000.

         One of the Company's subsidiaries (TeamStaff V. Inc., formerly named Employer Support Services Inc.) which was acquired in January 1999 is party to a litigation entitled Georgia Department of Insurance v. Peach State Pies et al (Superior Court, Fulton County, GA Case No. E-37623). The litigation involves the receivership proceedings related to the United States Employer Consumer Group Self-Insurance Fund of Georgia ("USEC") of which TeamStaff V was a member. To date TeamStaff V has paid approximately $113,000 to the receivership fund. There can be no estimate of whether the receiver will request that former members of the USEC fund contribute more to the fund. Under the terms of the acquisition agreements governing the acquisition of the TeamStaff companies in January 1999, the former shareholders agreed to indemnify the Company against certain claims, including proceedings related to the Georgia USEC fund. Although the Company seeks to obtain indemnification for payments made after the acquisition (approximately $75,000 to date), there can be no assurance that it will be able to collect all or any portion of the payments.

         In July, 2000, the Company made claims for indemnification against the selling shareholders of the TeamStaff Companies, which were acquired by the Company in January, 1999. As of January 8, 2001, these claims approximate $1,000,000. The claims consist of various liabilities and expenses either actually, or potentially to be, incurred based on breaches of representations and warranties contained in the acquisition agreement. The sellers have disputed these claims and have attempted to assert claims of their own. Under the terms of the acquisition agreements, the sellers secured their indemnification obligation by depositing 420,000 shares of the Company's common stock in escrow. The Company believes that it has good and meritorious claims against the sellers and good and meritorious defenses to any of the sellers' claims against the Company. However, there can be no assurance that the Company will obtain a successful resolution of all of its claims. In the event that the Company is obligated to pay third parties in respect of breaches for which it cannot obtain indemnification from the former shareholders (or reimbursement of previously paid sums) the Company's consolidated financial condition may be adversely impacted and may have a material adverse effect on the Company's consolidated results of operations.

         At September 30, 2000 the Company is involved in various other legal proceedings incurred in the normal course of business. In the opinion of management, after consultation with its counsel, none of these proceedings would have a material effect, if adversely decided, on the consolidated financial position or results of operations of the Company.


(8)    SHAREHOLDERS' EQUITY:

           During 2000 and 1999, the Company repurchased 17,100 and 18,300 shares of its common stock for $61,000 and $75,000 respectively.

       STOCK WARRANTS-

         The following is a summary of the outstanding warrants to purchase the Company's common stock at September 30, 2000 as a result of various debt and equity offerings that have occurred since the Company's inception:

                                                                           Number of Shares of
Exercise Period              Exercise Period         Exercise Price Per        Common Stock
    From                          To                   Common Share              Reserved
October 1991                 October 2001                      2.63               28,571
October 1995                 October 2000                      7.88                7,144
December 1995                December 2000                     5.47                1,429
June 1996                    June 2001                         9.45               60,564
February 1998                February 2003                     7.20                7,143
January 1999                 January 2004                      5.25               21,429
November 1999                November 2002                     4.15              100,000
                                                                                 -------
                                                                                 226,280
                                                                                 =======

         During the fiscal year ended September 30, 2000, the Company granted 100,000 additional warrants and 2,257 warrants expired, unexercised. For warrants issued to third parties for services, the Company utilizes the Black-Scholes option pricing model to determine fair value and compensation expense. The fair value of current year grants was determined to be $200,000 which has been included in selling, general and administrative expenses in the accompanying statement of income for the year ended September 30, 2000.

       STOCK OPTION PLANS -

         The 1990 Employees Stock Option Plan (the "1990 Plan") provided for the grant of options to purchase up to 285,714 shares of the Company's common stock. Under the terms of the 1990 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").


         The 1990 Non-Executive Director Stock Option Plan (the "Director Plan") provided for issuance of a maximum of 142,857 shares of common stock upon the exercise of stock options arising under the Director Plan.

         The 1990 Senior Management Incentive Plan (the "Management Plan") provided for the issuance of stock, options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to the Company and its subsidiaries. A total of 1,428,571 shares of common stock were reserved for issuance under the Management Plan.

         2000 EMPLOYEE STOCK OPTION PLAN

         During 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the "2000 Plan") to provide for the grant of options to purchase up to 1,714,286 shares of the Company's common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").


         The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Committee has full authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto.

         Under the 2000 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent (10%) shareholder, as defined, such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value.

         The aggregate fair market value of shares subject to options granted to a participant, which are designated as ISOs and which become exercisable in any calendar year, shall not exceed $100,000.

         The Compensation Committee may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay the exercise price or any taxes that may arise in connection with the exercise or cancellation of an option. The Compensation Committee can also permit the payment of the exercise price in the common stock of the Corporation held by the optionee for at least six months prior to exercise.

         NON-EXECUTIVE DIRECTOR PLAN

         In fiscal 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the "Director Plan") to provide for the grant of options to non-employee directors of the Company. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Director Plan replaced the previous Director Plan which expired in April, 2000.

         Under the Director Plan, the exercise price for options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of the Company or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five (5) years from the date of grant. The Compensation Committee has no discretion to determine which non-executive director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

         The following tables summarize the activity in the Company's stock option plans for the years ended September 30, 2000, 1999 and 1998:

                                                     NUMBER           WEIGHTED AVERAGE       WEIGHTED AVERAGE
                                                    OF SHARE           EXERCISE PRICE           FAIR VALUE
                                                    --------           --------------           ----------
Options outstanding, September 30, 1997              241,250                 $9.52
                                Granted               74,286                  6.83                 $3.68
                              Cancelled              (28,071)                 9.77
                                                     -------                  ----
Options outstanding, September 30, 1998              287,465                  8.82

                                Granted              116,857                  3.85                 $2.10
                              Exercised               (5,715)                 2.84
                              Cancelled             (143,893)                10.82
                                                    --------                 -----
Options outstanding, September 30, 1999              254,714                  5.57

                                Granted              144,543                  4.44                 $2.49
                              Exercised                 (887)                 4.51
                              Cancelled              (46,829)                 6.36
                                                     -------                  ----
Options outstanding, September 30, 2000              351,541                 $5.00
                                                     -------                 -----

         As of September 30, 2000 and 1999, 211,973 and 134,429 options, respectively, were exercisable.

                                    WEIGHTED          WEIGHTED                          WEIGHTED
    RANGE OF        OPTIONS          AVERAGE          AVERAGE          OPTIONS          AVERAGE
    EXERCISE      OUTSTANDING       REMAINING         EXERCISE       EXERCISABLE        EXERCISE
     PRICES       AT 9/30/00          LIFE             PRICE          AT 9/30/00         PRICE
     ------       ----------          ----             -----          ----------         -----
$2.63  -  3.83     170,005             4.0               $3.63          75,859           $ 3.68
$4.05  -  5.91      59,251             3.5               $4.48          42,400           $ 4.39
$6.34  -  9.45     118,000             2.8               $6.81          89,429           $ 6.79
$13.65 - 19.92       4,285              .9              $15.53           4,285           $15.53

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective October 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 5.73% and expected option life of 4 years. Expected volatility was assumed to be 69%, 68% and 64% in 2000, 1999 and 1998, respectively.

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

(Thousands of dollars except per share amounts)               2000            1999            1998
-----------------------------------------------               ----            ----            ----
Net income as reported                                       $   951         $ 1,776         $ 2,703
Estimated fair value of option grants, net of tax               (206)           (153)            (82)
                                                             -------         -------         -------
Net income adjusted                                          $   745         $ 1,623         $ 2,621
                                                             -------         -------         -------
            Adjusted earnings per share - Basic              $  0.09         $  0.23         $  0.48
                                                             =======         =======         =======
            Adjusted earnings per share - Diluted            $  0.09         $  0.23         $  0.47
                                                             =======         =======         =======


(9)  SEGMENT REPORTING:

During fiscal 1999, the Company adopted the provisions of the Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information: ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

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

The Company provides two forms of temporary staffing: one for technical employees such as engineers, information systems specialists and project managers and another for medical specialists, such as radiologic technologists, diagnostic sonographers, cardiovascular technologists, radiation therapists and other medical professionals with hospitals, clinics and therapy centers. Temporary staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements.

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

The following table represents the financial results for each of the Company's segments:

                                        Professional
                                          Employer           Temporary           Payroll
                                          Services            Staffing           Services           Corporate         Consolidated
                                          --------            --------           --------           ---------         ------------
            2000
Revenues                               $ 392,760,000       $  51,225,000      $   3,758,000                $--        $447,743,000

Depreciation and amortization                249,000             233,000            124,000            727,000           1,333,000
Income/(loss) from operations                153,000           5,473,000          1,402,000         (4,609,000)          2,419,000
Interest income                                 --               473,000               --              111,000             584,000
Interest expense                                --                  --                 --           (1,601,000)         (1,601,000)
Other expense                                (22,000)               --                 --                 --               (22,000)
Income/(loss) before income taxes            131,000           5,946,000          1,401,000         (6,099,000)          1,379,000

Capital spending                             147,000             232,000               --              107,000             486,000
Total assets                              16,683,000          11,676,000            660,500         20,494,500          49,514,000

            1999
Revenues                               $ 204,797,000       $  36,421,500      $   3,611,500                $--        $244,830,000

Depreciation and amortization                265,000             208,000            122,000            529,000           1,124,000
Income/(loss) from operations              2,641,000           3,324,000          1,477,500         (4,211,500)          3,231,000
Interest income                               77,000             350,000               --               65,000             492,000
Interest expense                                --                  --                 --           (1,133,000)         (1,133,000)
Other income                                  35,000                --                 --                                   35,000
Income/(loss) before income taxes          2,753,000           3,674,000          1,477,500         (5,279,500)          2,625,000

Capital spending                              10,000              72,000              2,000            165,000             249,000
Total assets                              11,371,000           6,651,000            660,500         17,699,500          36,382,000

            1998
Revenues                               $ 104,193,000       $  31,706,000      $   3,536,000                $--       $ 139,435,000

Depreciation and amortization                165,000             184,000            121,000            191,000             661,000
Income/(loss) from operations              1,338,500           2,011,000          1,444,500         (3,156,000)          1,638,000
Interest income                               35,000             240,000               --               48,000             323,000
Interest expense                                --                  --                 --             (554,000)           (554,000)
Income/(loss) before income taxes          1,373,500           2,251,000          1,444,500         (3,662,000)          1,407,000

Capital spending                                --                87,000             19,000             78,000             184,000
Total assets                               4,500,000           4,559,000            598,000          6,991,000          16,648,000


The Company has no revenue derived outside of the United States.

(10)  QUARTERLY FINANCIAL DATA (UNAUDITED):


                                First            Second             Third             Fourth
                               Quarter           Quarter           Quarter           Quarter
Fiscal 2000
    Net revenues            $ 82,222,000      $ 79,602,000      $137,316,000      $148,603,000
    Gross profit               4,884,000         4,497,000         5,625,000         5,750,000
    Net income                   428,000           198,000           310,000            15,000
    Earnings per share
        Basic               $       0.05      $       0.02      $       0.04               $--
        Diluted             $       0.05      $       0.02      $       0.04               $--

Fiscal 1999
    Net revenues            $ 39,699,000      $ 55,248,000      $ 70,747,000      $ 79,136,000
    Gross profit               2,994,000         3,610,000         4,776,000         5,156,000
    Net income                   335,000           527,000           489,000           425,000
    Earnings per share
        Basic               $        .06      $        .07      $        .06      $        .05
        Diluted             $        .06      $        .07      $        .06      $        .05

                                                                      SCHEDULE I


                        TEAMSTAFF, INC. AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS


             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998


                                                           (c) Additions
                                                            Charged to
                                    (b) Balance at          (reversed           (d)
                                     Beginning of           from) Costs      Deductions -       (e) Balance
       (a) Description                   Year               and Expenses    Net Write-Offs       at End of Year
Allowance for doubtful
accounts, year ended-
     September 30, 2000                $209,000             $162,000           ($90,000)           $281,000
                                       ========             ========           ========            ========

     September 30, 1999                $284,000              $27,000          ($102,000)           $209,000
                                        ========             ========           ========            ========

     September 30, 1998                $862,000            ($247,000)         ($331,000)           $284,000
                                       ========             ========           ========            ========