Form 10-Q
period 2000-12-31
TEAMSTAFF INC
filed 2001-02-14
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                        -------------------------------
                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended             December 31, 2000
                               ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------    ---------------------

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

                                 Yes X         No
                                    ---
7,956,319 shares of Common Stock, par value $.001 per share, were outstanding as of February 9, 2001.

                                    1 of 16

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                December 31, 2000

                                Table of Contents
Part I - Financial Information                                                  Page No.
------------------------------                                                  --------

Item 1.        Consolidated Balance Sheets as of
               December 31, 2000 (Unaudited) and
               September 30, 2000                                                      3

               Consolidated Statements of
               Income for the three months ended
               December 31, 2000 and 1999 (Unaudited)                                  5

               Consolidated Statements of Cash Flows for the
               three months ended December 31, 2000 and 1999
               (Unaudited)                                                             6

               Notes to Consolidated Financial Statements
               (Unaudited)                                                             7

Item 2.        Management's discussion and analysis of
               financial condition and results of operations                           12

Part II - Other Information
---------------------------

Item 1.        Legal Proceedings                                                       15

Item 4.        Submission of Matters to a Vote of Security Holders                     15

Item 5.        Other Information                                                       15

Item 6.        Exhibits and Reports on Form 8-K                                        15

Signatures                                                                             16

                                     2 of 16

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS





                                                                   DECEMBER 31,       SEPTEMBER 30,
ASSETS                                                                 2000                2000
------                                                          ----------------   -----------------
                                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $6,432,000         $4,285,000
  Restricted cash                                                      375,000            375,000
  Accounts receivable, net of allowance                             22,329,000         21,117,000
  Deferred tax asset                                                 1,413,000          1,566,000
  Other current assets                                                 747,000            955,000
                                                                  ----------------   -----------------

             Total current assets                                   31,296,000         28,298,000
                                                                  ----------------   -----------------

EQUIPMENT AND IMPROVEMENTS:
  Equipment                                                          4,620,000          4,340,000
  Leasehold improvements                                               211,000            209,000
                                                                  ----------------   -----------------
                                                                     4,831,000          4,549,000

  Accumulated depreciation and amortization                          3,580,000          3,459,000
                                                                  ----------------   -----------------
                                                                     1,251,000          1,090,000

DEFERRED TAX ASSET                                                     153,000            153,000

INTANGIBLE ASSETS, net of amortization                              19,625,000         19,633,000

OTHER ASSETS                                                           300,000            340,000
                                                                  ----------------   -----------------

                                                                   $52,625,000        $49,514,000
                                                                  ================   =================








           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                                     3 of 16

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS





                                                                    DECEMBER 31,     SEPTEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                   2000               2000
------------------------------------                             ---------------   ----------------
                                                                   (unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt                                 $1,934,000        $1,938,000
  Accounts payable                                                   8,908,000         7,062,000
  Accrued expenses and other current liabilities                    17,137,000        16,233,000
                                                                  ---------------   ----------------
             Total current liabilities                              27,979,000        25,233,000

LONG-TERM DEBT, net of current portion                               5,606,000         6,222,000
                                                                  ---------------   ----------------
             Total liabilities                                      33,585,000        31,455,000
                                                                  ---------------   ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized 40,000,000 shares;
    issued 7,991,719 and 7,981,605; outstanding 7,956,319 and
    7,946,205 at December 31, 2000 and September 30, 2000                8,000             8,000
  Additional paid-in capital                                        21,637,000        21,297,000
  Accumulated deficit                                               (2,469,000)       (3,110,000)
  Treasury stock                                                      (136,000)         (136,000)
                                                                  ---------------   ----------------
                                                                    19,040,000        18,059,000
                                                                  ---------------   ----------------
                                                                   $52,625,000       $49,514,000
                                                                  ===============   ================


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                     4 of 16

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           For the three months ended
                                                                  December 31,
                                                     ---------------------------------------
                                                            2000                 1999
                                                     -------------------   -----------------
REVENUES                                              $164,699,000           $82,222,000

DIRECT EXPENSES                                        157,708,000            77,338,000
                                                     -------------------   -----------------
           Gross profit                                  6,991,000             4,884,000

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                               5,262,000             3,669,000

DEPRECIATION AND AMORTIZATION                              352,000               310,000
                                                     -------------------   -----------------
           Income from operations                        1,377,000               905,000
                                                     -------------------   -----------------

OTHER INCOME (EXPENSE):
  Interest income                                          200,000               146,000
  Interest expense                                        (481,000)             (304,000)
                                                     -------------------   -----------------
                                                          (281,000)             (158,000)
                                                     -------------------   -----------------
           Income before income taxes                    1,096,000               747,000

INCOME TAX EXPENSE                                        (455,000)             (319,000)
                                                     -------------------   -----------------
           Net income                                     $641,000              $428,000
                                                     ===================   =================

EARNINGS PER SHARE - BASIC                                   $0.08                 $0.05
                                                     ===================   =================

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING - BASIC                    7,956,099             7,958,245
                                                     ===================   =================

EARNINGS PER SHARE - DILUTED                                 $0.08                 $0.05
                                                     ===================   =================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND
    EQUIVALENTS OUTSTANDING - DILUTED                    7,982,434             7,972,409
                                                     ===================   =================


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                    5 of 16

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            For the three months ended
                                                                   December 31,
                                                         ----------------------------------
                                                              2000               1999
                                                         ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $641,000           $428,000
  Adjustments to reconcile net income to net
    cash  provided by operating activities, net
    of acquired businesses-
    Deferred income taxes                                     350,000            249,000
    Depreciation and amortization                             352,000            310,000
    Provision for doubtful accounts                            70,000             54,000
    Non-cash compensation expense                                   0            189,000
  Changes in operating assets and liabilities, net of
    acquired businesses-
    Increase in accounts receivable                        (1,283,000)        (1,984,000)
    Decrease in other current assets                          341,000            123,000
    Decrease in other assets                                   49,000              9,000
    Increase in accounts payable, accrued expenses
      and other current liabilities                         2,264,000          1,592,000
                                                         ----------------   ---------------

           Net cash provided by operating activities        2,784,000            970,000
                                                         ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of HR2, net of cash acquired                    195,000                  0
  Purchases of equipment and leasehold improvements          (252,000)          (130,000)
                                                         ----------------   ---------------

           Net cash used in investing activities              (57,000)          (130,000)
                                                         ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                       (408,000)          (250,000)
  Payments on revolving line of credit                       (201,000)            (3,000)
  Repayments on capital leases obligations                    (11,000)            (9,000)
  Net proceeds from issuance of common stock and
    exercise of common stock options and warrants - net        40,000                  0
  Repurchase of common shares                                       0            (17,000)
                                                         ----------------   ---------------
           Net cash used in financing activities             (580,000)          (279,000)
                                                         ----------------   ---------------

           Net increase in cash and cash equivalents        2,147,000            561,000

                                                         ----------------   ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            4,285,000          1,948,000
                                                         ----------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $6,432,000         $2,509,000
                                                         ================   ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid during the period for-
       Interest                                              $246,000           $150,000
                                                         ================   ===============
       Taxes                                                  $48,000           $229,000
                                                         ================   ===============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                    6 of 16

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     ORGANIZATION AND BUSINESS

TeamStaff, Inc. (referred to as the "Company"), a New Jersey Corporation, provides a broad spectrum of human resource services including professional employer organization ("PEO"), payroll processing, human resource administration and placement of temporary and permanent employees.

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

Effective October 2, 2000, the Company acquired HR2, Inc. in a stock purchase transaction. The Company acquired all of the capital stock of HR2 in exchange for an aggregate of 89,224 shares of the Company's Common Stock and $100,000 in cash. HR2, Inc. is a professional employer organization which operates primarily in Massachusetts, Rhode Island and New Hampshire.

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

                                    7 of 16

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

The following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:


                                           Three Months Ended December 31,
                                           --------------------------------
                                                   2000         1999
                                           --------------------------------
Numerator:
  Net income                                      $641,000     $428,000
Denominator:
Weighted average number of common shares
  Outstanding- basic                             7,956,099    7,958,245
Incremental shares for assumed conversions
  of stock options/warrants                         26,335       14,164
                                             ---------------------------
Weighted average number of common
  and equivalent shares outstanding-diluted      7,982,434    7,972,409
                                             ---------------------------

Earnings per share-basic                             $0.08        $0.05
Earnings per share-diluted                           $0.08        $0.05


Stock options and warrants outstanding at December 31, 2000 to purchase 453,798 shares of common stock were not included in the computation of diluted earnings per share for the three months ended December, 2000 as they were antidilutive.

(3)     INCOME TAXES:

The Company has recorded a $1,566,000 and a $1,719,000 deferred tax asset at December 31, 2000 and September 30, 2000, respectively. This represents management's estimate of the income tax benefits from temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset.

                                    8 of 16

(4)     DEBT:

The Company has a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million. Substantially all assets of the Company secure the credit facility. The facility is comprised of (i) two three-year term loans each for $2.5 million, with a five-year amortization, at prime plus 3% (12.50% at December 31, 2000); (ii) a three-year term loan for $4.0 million, with a five-year amortization, at prime plus 3% (12.50% at December 31, 2000) and (iii) a $3.5 million revolving line of credit at prime plus 1% (10.50% at December 31, 2000) secured by certain accounts receivable of the Company. The credit facility is subject to success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. In addition the $4.0 million term loan is subject to annual success fees at the beginning of each loan year in the amount of $500,000. The credit facility is subject to certain covenants including, but not limited to, a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On January 24, 2001, the Company remitted success fees in the amount of $225,000.

In connection with the Synadyne acquisition the two three-year term loans, each for $2.5 million, have been extended to April 30, 2003 and March 1, 2003. The $4.0 million term loan consists of no principal payments for the first six months and expires on April 30, 2003, with a balloon payment at the end of the three years. The revolving line of credit expires on April 30, 2003.

Total outstanding debt as of January 31, 2001 and December 31, 2000 was $7,382,000 and $7,540,000 respectively.

(5)     ACQUISITION OF SYNADYNE ASSETS:

On April 7, 2000 TeamStaff, Inc. entered into an Asset Purchase Agreement to acquire substantially all of the assets of the professional employer organization ("PEO") business of Outsource International, Inc. ("Outsource") which had operated under the tradename "Synadyne". The transaction was effective April 8, 2000. TeamStaff acquired the tradename "Synadyne" as part of the transaction, as well as all of the customer contracts of the PEO business. Under the terms of the Asset Purchase Agreement, TeamStaff paid an aggregate purchase price of $3,500,000. The agreement also provides for an additional potential payment in one year of up to $1,250,000 provided that the former clients of Outsource have at least 9,500 worksite employees as of March 31, 2001. In the event there are less than 9,500 employees, the amount of the earnout will be reduced by a pre-determined formula. As of September 30, 2000 the number of worksite employees was approximately 8,000, which is subject to audit by Outsource. Based upon the 8,000 worksite employees the earnout would be reduced by approximately $750,000. Any subsequent payment would be recorded when and if made.


                                    9 of 16

(6)     ACQUISITION OF HR2:

Effective October 2, 2000, the Company acquired HR2, Inc. in a stock purchase transaction. The Company acquired all of the capital stock of HR2 in exchange for an aggregate of 89,224 shares of the Company's Common Stock and $100,000 in cash. HR2, Inc. is a professional employer organization which operates primarily in Massachusetts, Rhode Island and New Hampshire.

(7)     PROPOSED PARADYME ACQUISITION:

As previously announced, in November, 2000, the Company entered into a letter of intent to acquire Paradyme Human Resources, Inc. To date, the parties have been involved in due diligence matters and continue to discuss the structure of the transaction. The letter of intent may be terminated by either party. There can be no assurance that any transaction will be consummated.

(8)     PROPOSED BRIGHTLANE MERGER:

On November 27, 2000, TeamStaff announced a proposed business combination with privately held BrightLane.com, Inc. As currently proposed, a subsidiary of TeamStaff will merge with BrightLane.com and issue to the shareholders of BrightLane approximately 8,066,000 shares of TeamStaff common stock. BrightLane.com will provide nearly $19,000,000 in cash, a Business-To-Business Internet portal and strategic partners, which are expected to generate substantial opportunities to grow the combined businesses. The Business portal is powered by proprietary technology that will offer automated services and product offerings to the over 4,000 small business customers and the approximately 55,000 employees-paid base of the combined entity.

As previously announced, Donald W. Kappauf, President and CEO of TeamStaff, will remain as President and CEO, Donald T. Kelly will remain as Vice President and CFO, while T. Stephen Johnson will become Chairman of the Board of the merged entity. The Board of Directors will consist of five members of each of the original boards of BrightLane and TeamStaff plus one additional Board member to be mutually selected by the parties.

TeamStaff cautions that a definitive agreement has not been signed with BrightLane, and the principle terms of the transaction, including the number of shares to be issued by TeamStaff to the shareholders of BrightLane.com, could change. In addition, the transaction requires shareholder approval by both companies and is subject to final due diligence, execution of a definitive agreement and customary closing conditions. The Company expects to execute a definitive agreement on or about March 1, 2001.

(9)     SEGMENT REPORTING:

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

The Company provides temporary staffing for technical employees such as engineers, information systems specialists and project managers and for medical imaging professionals with hospitals, clinics and therapy centers. Temporary staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements.

Through its payroll services business segment, the Company provides basic payroll services to its clients, 70% of which are in the construction industry. Services provided include the preparation of payroll checks, filing of taxes, government reports, W-2's, remote processing directly to the client's offices and certified payrolls.

All corporate expenses, amortization of recently acquired goodwill, interest expense as well as depreciation on corporate assets and miscellaneous charges are reflected in a separate unit called corporate.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business lines based on pre-tax income.


                                    10 of 16

The following table represents the condensed financial results for the three months ended December 31, 2000 and 1999 for each of the Company's segments:


-------------------------------------------------------------------------------------------------
                                 PROFESSIONAL
  FOR THE THREE MONTHS ENDED       EMPLOYER    TEMPORARY     PAYROLL
         DECEMBER 31,              SERVICES     STAFFING    SERVICES     CORPORATE   CONSOLIDATED
-------------------------------- ------------- ----------- ------------ ------------ ------------

-------------------------------- ------------- ----------- ------------ ------------ ------------
             2000
-------------------------------- ------------- ----------- ------------ ------------ ------------

Revenues                         $146,576,000  $16,935,000  $1,188,000           $0  $164,699,000
-------------------------------- ------------- ----------- ------------ ------------ ------------

-------------------------------- ------------- ----------- ------------ ------------ ------------
Income/(Loss) before income
taxes                                 430,000   1,817,000      615,000  (1,766,000)    1,096,000
-------------------------------- ------------- ----------- ------------ ------------ ------------

-------------------------------- ------------- ----------- ------------ ------------ ------------
             1999
-------------------------------- ------------- ----------- ------------ ------------ ------------
Revenues                          $70,119,000  $11,067,000  $1,036,000          $0   $82,222,000
-------------------------------- ------------- ----------- ------------ ------------ ------------

-------------------------------- ------------- ----------- ------------ ------------ ------------
Income/(Loss) before income
taxes                                 379,000   1,302,000      463,000  (1,397,000)      747,000
-------------------------------- ------------- ----------- ------------ ------------ ------------

-------------------------------------------------------------------------------------------------



The Company has no revenue derived outside of the United States.


                                    11 of 16

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

The Company's revenues for the three months ended December 31, 2000 and 1999 were $164,699,000 and $82,222,000, respectively, which represents an increase of $82,477,000 or 100.3%. Of this increase, $56,287,000 and $9,682,000 were due to the acquisitions of Synadyne and HR2, respectively, with the balance due to internal growth. This later growth reflects a 20.0% increase over last year.

Direct expenses were $157,708,000 for the three months ended December 31, 2000 and $77,338,000 for the comparable period last year, representing an increase of $80,370,000 or 103.9%. As a percentage of revenue, direct expenses for the three months ended December 31, 2000 and 1999 were 95.8% and 94.1%, respectively. These increases represent the higher direct expenses associated with the increased PEO business.

Gross profits were $6,991,000 and $4,884,000 for the quarters ended December 31, 2000 and 1999, respectively, an increase of $2,107,000 or 43.1%. Gross profits, as a percentage of revenue, were 4.2% and 5.9% for the quarters ended December 31, 2000 and 1999, respectively. The gross profit as a percentage of revenue declined because a substantial portion of the Company's revenue growth occurred in the PEO line of business, which has lower margins but generates higher dollars of gross profit.


                                    12 of 16

Selling, general and administrative ("SG&A") expenses for the quarters ended December 31, 2000 and 1999 were $5,262,000 and $3,669,000, respectively, representing an increase of $1,629,000 or 43.4%. This increase is primarily attributed to $1,207,000 of SG&A expenses related to the Synadyne and HR2 acquisitions, leaving the remaining net increase of 10.5% attributed to the build-up in the PEO sales force, the additional overhead necessary to support the increased growth in the Temporary Staffing businesses and other expenses.

Depreciation and amortization for the quarters ended December 31, 2000 and 1999 increased by $42,000 over the similar period last year from $310,000 to $352,000. This increase is primarily attributed to the additional amortization of goodwill related to the acquisitions of Synadyne and HR2.

Interest and other income increased $54,000 from $146,000, in the corresponding period in 1999, to $200,000 due to the investment of additional cash generated over the year. Interest expense for the quarter ended December 31, 2000 increased $177,000 to $481,000 from $304,000 in the corresponding period in 1999 due to the additional debt associated with the Synadyne acquisition offset by the paydown of prior debt .

Income taxes for the quarter ended December 31, 2000 were $455,000 versus $319,000 for the similar period last year. The Company's effective tax rate was 42% and 43% for the three months ended December 31, 2000 and 1999, respectively.

Net income for the quarter ended December 31, 2000 was $641,000, or $0.08 per fully-diluted share, as compared to $428,000, or $0.05 per fully-diluted share for the quarter ended December 31, 1999.

In July 2000, the Company made claims for indemnification against the selling shareholders of the TeamStaff Companies, which were acquired by the Company in January 1999. The claims consisted of various liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. Subsequent to December 31, 2000, the Company has since entered into a settlement agreement with the former owners of the TeamStaff Companies. Under the settlement agreement, the former owners agreed to be liable and responsible for certain open liabilities and agreed that certain shares of the former owners, which had been held in escrow since the acquisition, were to be cancelled and the Company agreed to release a number of the escrow shares to the former owners. Each party agreed to release each other from all other claims under the acquisition agreements. There is no impact on the Company's earnings as a result of the agreement.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities improved in the first three months of fiscal 2001 to $2,784,000 from $970,000 in the same period of fiscal 2000. The increase in cash flows from operations is attributable to the continued earnings improvement of the Company adjusted for non-cash charges such as depreciation and amortization, an increase in accounts payable, accrued expenses and


                                    13 of 16
other current liabilities offset by an increase in accounts receivable. Cash outflow for the purchase of equipment and improvements was $252,000 in the three months ended December 31, 2000 compared to $130,000 in the three months ended December 31, 1999. The increased spending reflects investments made in Synadyne to enable it to operate independently from Outsource International, Inc., the company from whom TeamStaff acquired the Synadyne assets. The net cash from financing activities decreased in the three months ended December 31, 2000, compared to the three months ended December 31, 1999 due to the payments made against the Company's higher level of debt. At December 31, 2000, the Company had cash of $6,432,000, restricted cash of $375,000 and net accounts receivable of $22,329,000.

The Company has a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million. The facility is comprised of (i) two three-year term loans each for $2.5 million, with a five-year amortization, at prime plus 3% (12.50% at December 31, 2000); (ii) a three-year term loan for $4.0 million, with a five-year amortization, at prime plus 3% (12.50% at December 31, 2000) and (iii) a $3.5 million revolving line of credit at prime plus 1% (10.50% at December 31, 2000) secured by certain accounts receivable of the Company. The credit facility is subject to success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. In addition the $4.0 million term loan is subject to annual success fees at the beginning of each loan year in the amount of $500,000. On January 24, 2001 the Company remitted success fees in the amount of $225,000.

In connection with the Synadyne acquisition, the two three-year term loans, each for $2.5 million, were extended to April 30, 2003 and March 1, 2003. The $4.5 million term loan consists of no principal payments for the first six months and expires on April 30, 2003, with a balloon payment at the end of the three years. The revolving line of credit expires on April 30, 2003.

Total outstanding debt as of January 31, 2001 and December 31, 2000 was $7,382,000 and $7,540,000, respectively.

On July 22, 1999 the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock subject to the approval of the Company's lenders and any regulatory approval required. As of December 31, 2000 the Company has repurchased 28,500 shares at an average cost of $3.96. The Company did not repurchase any additional shares during the most recent quarter ended December 31, 2000.

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


                                    14 of 16

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

(a)     Exhibits.

None

(b)     Reports on Form 8-K

None

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

Date: February 12, 2001



                                    16 of 16