Form 10-Q
period 2001-03-31
TEAMSTAFF INC
filed 2001-05-17
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2001


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

                                                              Yes X   No

7,993,366 shares of Common Stock, par value $.001 per share, were outstanding as of May 8, 2001.





                                    1 of 23

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                 March 31, 2001

                                Table of Contents

Part I - Financial Information                                                          Page No.
------------------------------                                                          --------
Item 1.           Consolidated Balance Sheets as of
                  March 31, 2001 (Unaudited) and
                  September 30, 2000                                                         3

                  Consolidated Statements of
                  Income for the three months ended
                  March 31, 2001 and 2000 (Unaudited)                                        5

                  Consolidated Statements of
                  Income for the six months ended
                  March 31, 2001 and 2000 (Unaudited)                                        6

                  Consolidated Statements of Cash Flows for the
                  six months ended March 31, 2001 and 2000
                  (Unaudited)                                                                7

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                                8

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations                              14

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                 19

Part II - Other Information

Item 1.           Legal Proceedings                                                          20
Item 2.           Changes in Securities and Use of Proceeds                                  20
Item 3.           Defaults Upon Senior Securities                                            20
Item 4.           Submission of Matters to a Vote of Security Holders                        20
Item 5.           Other Information                                                          21
Item 6.           Exhibits and Reports on Form 8-K                                           22
Signatures                                                                                   23



                                    2 of 23

                                         TEAMSTAFF, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS





                                                    MARCH 31,     SEPTEMBER 30,
ASSETS                                                2001             2000
------                                             -----------      -----------
                                                   (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                       $ 7,880,000      $ 4,285,000
   Restricted cash                                        --            375,000
   Accounts receivable, net of allowance            20,222,000       21,117,000
   Deferred tax asset                                1,385,000        1,566,000
   Other current assets                                521,000          955,000
                                                   -----------      -----------
                Total current assets                30,008,000       28,298,000
                                                   -----------      -----------

EQUIPMENT AND IMPROVEMENTS:
   Equipment                                         4,713,000        4,340,000
   Leasehold improvements                              228,000          209,000
                                                   -----------      -----------
                                                     4,941,000        4,549,000

   Accumulated depreciation and amortization         3,701,000        3,459,000
                                                   -----------      -----------
                                                     1,240,000        1,090,000

DEFERRED TAX ASSET                                        --            153,000

INTANGIBLE ASSETS, net of amortization              19,494,000       19,633,000

OTHER ASSETS                                           672,000          340,000
                                                   -----------      -----------

                                                   $51,414,000      $49,514,000
                                                   ===========      ===========




           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.




                                    3 of 23

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS





                                                                                                     MARCH 31,         SEPTEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                                   2001                2000
------------------------------------                                                               ------------        ------------
                                                                                                   (unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                                                               $  1,931,000        $  1,938,000
   Accounts payable                                                                                   7,351,000           7,062,000
   Accrued expenses and other current liabilities                                                    17,802,000          16,233,000
                                                                                                   ------------        ------------
                Total current liabilities                                                            27,084,000          25,233,000

LONG-TERM DEBT, net of current portion                                                                5,322,000           6,222,000
                                                                                                   ------------        ------------
                Total liabilities                                                                    32,406,000          31,455,000
                                                                                                   ------------        ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value; authorized 40,000,000 shares; issued 8,025,195 and 7,981,605; outstanding 7,989,795 and
     7,946,205 at March 31, 2001 and September 30, 2000                                                   8,000               8,000
   Additional paid-in capital                                                                        21,305,000          21,297,000
   Accumulated deficit                                                                               (2,169,000)         (3,110,000)
   Treasury stock                                                                                      (136,000)           (136,000)
                                                                                                   ------------        ------------
                                                                                                     19,008,000          18,059,000
                                                                                                   ------------        ------------
                                                                                                   $ 51,414,000        $ 49,514,000
                                                                                                   ============        ============






           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.




                                    4 of 23

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   For the three months ended
                                                   --------------------------
                                                            March 31,
                                                       2001            2000
                                                  ------------      -----------
REVENUES                                          $158,371,000      $79,602,000

DIRECT EXPENSES                                    151,868,000       75,105,000
                                                  ------------      -----------
                Gross profit                         6,503,000        4,497,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                          5,385,000        3,580,000

DEPRECIATION AND AMORTIZATION                          368,000          310,000
                                                  ------------      -----------
                Income from operations                 750,000          607,000
                                                  ------------      -----------
OTHER (EXPENSE) INCOME :
   Interest and other income                           218,000          141,000
   Interest expense                                   (446,000)        (310,000)
                                                  ------------      -----------
                                                      (228,000)        (169,000)
                                                  ------------      -----------
                Income before income taxes             522,000          438,000

INCOME TAX EXPENSE                                    (221,000)        (240,000)
                                                  ------------      -----------
                Net income                            $301,000         $198,000
                                                  ============      ===========
EARNINGS PER SHARE - BASIC                               $0.04            $0.02
                                                  ============      ===========
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING - BASIC               7,997,116        7,956,832
                                                  ============      ===========
EARNINGS PER SHARE - DILUTED                             $0.04            $0.02
                                                  ============      ===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
OUTSTANDING - DILUTED                                8,137,662        8,072,248
                                                  ============      ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.




                                    5 of 23

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    For the six months ended
                                                    ------------------------
                                                            March 31,
                                                      2001             2000
                                                  ------------     ------------
REVENUES                                          $323,070,000     $161,824,000

DIRECT EXPENSES                                    309,576,000      152,443,000
                                                  ------------     ------------
                Gross profit                        13,494,000        9,381,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                         10,648,000        7,249,000

DEPRECIATION AND AMORTIZATION                          720,000          620,000
                                                  ------------     ------------
                Income from operations               2,126,000        1,512,000
                                                  ------------     ------------
OTHER (EXPENSE) INCOME :
   Interest and other income                           418,000          287,000
   Interest expense                                   (927,000)        (614,000)
                                                  ------------     ------------
                                                      (509,000)        (327,000)
                                                  ------------     ------------
                Income before income taxes           1,617,000        1,185,000

INCOME TAX EXPENSE                                    (676,000)        (559,000)
                                                  ------------     ------------
                Net income                            $941,000         $626,000
                                                  ============     ============
EARNINGS PER SHARE - BASIC                               $0.12            $0.08
                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING - BASIC               8,009,586        7,957,543
                                                  ============     ============
EARNINGS PER SHARE - DILUTED                             $0.12            $0.08
                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
OUTSTANDING - DILUTED                                8,095,124        8,019,437
                                                  ============     ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                                    6 of 23

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    For the six months ended
                                                                                                    ------------------------
                                                                                                             March 31,
                                                                                                     2001                   2000
                                                                                                  ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                       $941,000               $626,000
   Adjustments to reconcile net income to net
     cash  provided by operating activities, net
     of acquired businesses-
     Deferred income taxes                                                                           531,000                419,000
     Depreciation and amortization                                                                   720,000                620,000
     Provision for doubtful accounts                                                                  62,000                108,000
                Non-cash compensation expense                                                          8,000                188,000
   Changes in operating assets and liabilities, net of
   acquired businesses-
     Decrease in restricted cash                                                                     375,000                   --
     Decrease (increase) in accounts receivable                                                      492,000             (1,069,000)
     Decrease in other current assets                                                                567,000                  8,000
     Increase in other assets                                                                       (322,000)               (39,000)
     Increase in accounts payable, accrued expenses
     and other current liabilities                                                                 1,372,000              2,040,000
                                                                                                  ----------             ----------
                Net cash provided by operating activities                                          4,746,000              2,901,000
                                                                                                  ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                                                 78,000                (13,000)
   Purchases of equipment and leasehold improvements                                                (362,000)              (183,000)
                                                                                                  ----------             ----------
                           Net cash used in investing activities                                    (284,000)              (196,000)
                                                                                                  ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                             (883,000)              (508,000)
    Proceeds from revolving line of credit                                                              --                   38,000
   Repayments on capital leases obligations                                                          (24,000)               (13,000)
   Net proceeds from issuance of common stock and exercise of
     common stock options and warrants - net                                                          40,000                 51,000
    Repurchase of common shares                                                                         --                  (19,000)
                                                                                                  ----------             ----------
                Net cash used in financing activities                                               (867,000)              (451,000)
                                                                                                  ----------             ----------
                Net increase in cash and cash equivalents                                          3,595,000              2,254,000
                                                                                                  ----------             ----------
CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  4,285,000              1,948,000
                                                                                                  ----------             ----------
CASH  AND CASH EQUIVALENTS AT END OF PERIOD                                                       $7,880,000             $4,202,000
                                                                                                  ==========             ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid during the period for-
        Interest                                                                                    $687,000               $500,000
                                                                                                  ==========             ==========
          Income Taxes                                                                              $462,000               $325,000
                                                                                                  ==========             ==========


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.




                                    7 of 23

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

Effective October 2, 2000, the Company acquired HR2, Inc. in a stock purchase transaction. The Company acquired all of the capital stock of HR2 in exchange for an aggregate of 89,224 shares of the company's common stock and $100,000 in cash. HR2, Inc. is a PEO which operates primarily in Massachusetts, Rhode Island and New Hampshire.

 BASIS OF PRESENTATION-

The consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


                                    8 of 23

The accompanying consolidated financial statements include those of TeamStaff Inc., and its wholly-owned subsidiaries. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  EARNINGS PER SHARE

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

The following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                                                    Six Months Ended March 31,          Three Months Ended March 31,
                                                                   ---------------------------          ----------------------------

                                                                        2001             2000              2001              2000
                                                                   -----------------------------------------------------------------
Numerator:
  Net income                                                          $941,000          $626,000          $301,000          $198,000
Denominator:
Weighted average number of common shares
   Outstanding- basic                                                8,009,586         7,957,543         7,997,116         7,956,832
Incremental shares for assumed conversions of
stock options/warrants                                                  85,538            61,894           140,546           115,416
                                                                   -----------------------------------------------------------------
Weighted average number of common
and equivalent shares                                                8,095,124         8,019,437         8,137,662         8,072,248
outstanding-diluted
                                                                   -----------------------------------------------------------------
Earnings per share-basic                                                 $0.12             $0.08             $0.04             $0.02
Earnings per share-diluted                                               $0.12             $0.08             $0.04             $0.02



Stock options and warrants outstanding at March 31, 2001 to purchase 238,197 and 201,994 shares of common stock were not included in the computation of diluted earnings per share for the six and three months ended March, 2001 as they were antidilutive.

(3)  INCOME TAXES:

The Company has recorded a $1,385,000 and a $1,719,000 deferred tax asset at March 31, 2001 and September 30, 2000, respectively. This represents management's estimate of the income tax benefits from temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset.


                                    9 of 23

(4)  DEBT:

At March 31, 2001 the Company had a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million (principal). Substantially all assets of the Company secure the credit facility. The facility was comprised of (i) two three-year term loans each for $2.5 million (principal), with a five-year amortization, at prime plus 3% (11.5% at March 31, 2001); (ii) a three-year term loan for $4.0 million (principal), with a five-year amortization, at prime plus 3% (11.50% at March 31, 2001) and (iii) a $3.5 million revolving line of credit at prime plus 1% (9.50% at March 31, 2001) secured by certain accounts receivable of the Company. In connection with these term loans, the Company is required to pay success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loans. In addition, in connection with the $4.0 million term loan the Company incurs an annual success fee at the beginning of each loan year in the amount of $500,000 which is due the end of the loan year. The credit facility is subject to certain covenants including, but not limited to, a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On January 24, 2001, the Company remitted $225,000 in success fees.

As previously disclosed in Form 8K filed with the SEC on April 17, 2001, on April 12, 2001, BrightLane.com, Inc. purchased 3,500,000 shares of newly created Series A Convertible Preferred Stock of TeamStaff for a purchase price of $3,500,000. The preferred stock is convertible at the conversion rate of 70% of the market price of TeamStaff's common stock at the time of conversion, provided, however, in no event will BrightLane be entitled to receive more than 1,500,000 shares of TeamStaff common stock. The preferred stock may not be converted unless (i) the Agreement and Plan of Merger with BrightLane is terminated or (ii) the transaction is not consummated by September 30, 2001. In the event the acquisition of BrightLane is consummated, the preferred stock will be retired. There are no voting rights related to the preferred stock. The purchase was consummated pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

TeamStaff used the proceeds of the Preferred Stock sale in order to prepay approximately $3,800,000 of debt (including interest and related fees) owed to its primary lender FINOVA Capital Corporation. Thus on April 12, 2001, the Company retired the $4.0 million term loan discussed above.

In April 2001, the Company remitted to FINOVA total success fees in the amount of $925,000.

Currently, the Company has two three-year terms loans, each for $2.5 million, which mature on April 30, 2003 and March 1, 2003. The revolving line of credit matures on April 30, 2003. The Company was not in compliance with its debt service coverage ratio covenant at March 31, 2001. The Company has received a waiver from FINOVA for the debt service coverage ratio covenant. The ratio at March 31, 2001 was 1.48 as opposed to the required 1.5. This waiver is in effect for the period ended March 31, 2001.

Total outstanding debt (principal) as of April 30, 2001 and March 31, 2001 was $4,398,667 and $7,253,000 respectively, and represents the FINOVA credit facility. As of April 30, 2001 the revolving line of credit has an availability of $426,000. An additional amount will be available upon the settlement of the Synadyne related earnout.

(5)  ACQUISITION OF SYNADYNE ASSETS:

On April 7, 2000 TeamStaff, Inc. entered into an Asset Purchase Agreement to acquire substantially all of the assets of the professional employer organization business of Outsource International, Inc. ("Outsource") which had operated under the tradename "Synadyne". The transaction was effective April 8, 2000. TeamStaff acquired all of the customer contracts of the former Synadyne business. Under the terms of the Asset Purchase Agreement, TeamStaff paid an aggregate purchase price of $3,500,000. The agreement also provides for an additional potential payment of up to $1,250,000 provided that the former clients of Outsource have at least 9,500 worksite employees as of March 31, 2001. In the event there are less than 9,500 employees, the amount of the earnout will be reduced by a pre-determined formula. The Company calculates that at March 31, 2001 there were 5,879 employees employed by the Company represented by the former Synadyne business and therefore no payment is due to Outsource under the terms of the earnout. OutSource has advised the Company that it believes the number of employees is 7,802. Based

                                    10 of 23
on the estimate provided by Outsource the earnout payment would be approximately $553,438. The parties are auditing the records to resolve the discrepancy. It is expected that the discrepancy will be resolved in the next fiscal quarter. Any subsequent payment would be accounted for as additional purchase price and would be recorded as an increase to goodwill when and if made. Any additional goodwill recorded as a result of this contingency would be amortized over the remaining useful life of the goodwill.

(6)  ACQUISITION OF HR2:

Effective October 2, 2000, the Company acquired HR2, Inc. in a stock purchase transaction. The Company acquired all of the capital stock of HR2 in exchange for an aggregate of 89,224 shares of the Company's common stock and $100,000 in cash. HR2, Inc. is a professional employer organization which operates primarily in Massachusetts, Rhode Island and New Hampshire.

(7)  PROPOSED PARADYME ACQUISITION:

As previously announced, in November, 2000, the Company entered into a letter of intent to acquire Paradyme Human Resources, Inc. The parties had been involved in due diligence matters and continue to discuss the structure of the transaction. Management is unable to determine at this time whether a transaction with Paradyme will be undertaken. The letter of intent has been terminated. There can be no assurance that any transaction will be consummated.

(8)  PROPOSED BRIGHTLANE MERGER:

On March 6, 2001 TeamStaff entered into a definitive Agreement and Plan of Merger with BrightLane.com, Inc. Under the terms of the agreement, a subsidiary of TeamStaff will merge with BrightLane.com and issue to the shareholders of BrightLane 8,066,631 shares of TeamStaff common stock. It is expected that the BrightLane shareholders will own approximately 49% of TeamStaff's common stock outstanding following closing.

Under the terms of the executed agreement, Brightlane.com has agreed that at closing it will have cash and restricted cash and cash equivalents as set forth on the BrightLane closing financial statements equal to $16,500,000, minus: (A) transaction costs not to exceed $800,000, (B) any amounts made as loans to holders of BrightLane options or warrants (C) the sum of $3,500,000 representing the purchase price of the Series A Preferred Stock effected on April 6, 2001 plus an additional $425,000 (representing Series A Preferred Stock transaction costs and a related "success" fee) and (D) for each 30 day period that the closing does not occur commencing July 31, 2001, the sum of $425,000 for usual and ordinary operating costs of BrightLane. TeamStaff must have market capitalization of at least $22.0 million at closing.

A new Board will be constructed consisting of a total of nine persons, four of whom will be persons from the current TeamStaff Board of Directors and four persons from the BrightLane

                                    11 of 23

Board, including representatives of First Union Corporation and Nationwide Financial, Inc., both of whom are significant shareholders of BrightLane. The ninth member will be agreed upon jointly.

The parties have completed their due diligence and disclosure schedules and received required investment banking opinions as to the fairness of the terms of the transaction and final board authorizations. Closing of the transaction is subject to completion of a Registration Statement/Proxy, review by the SEC, voting approval of shareholders of both BrightLane and TeamStaff and normal and customary closing conditions, as well as the cash position and market capitalization positions described above.

BrightLane.com, Inc. was founded in 1999 and is based in Alpharetta, Georgia. It is an Online Business Center (OBC) providing Internet-based administrative solutions for growing businesses. Focused on increasing buying power and reducing average transaction costs, the current BrightLane services include: procurement, payroll, banking and financial services, and a full line of insurance and benefit products. BrightLane integrates these services through proprietary unified log-in and hub technologies that offer businesses security and robust report functionality.


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

The Company currently provides temporary staffing for technical employees such as engineers, information systems specialists and project managers and for medical imaging professionals with hospitals, clinics and therapy centers. Temporary staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements.

Through its payroll services business segment, the Company provides basic payroll services to its clients, approximately 70% of which are in the construction industry. Services provided include the preparation of payroll checks, filing of payroll taxes, government reports, W-2's, remote processing directly to the client's offices and certified payrolls.


                                    12 of 23

All corporate expenses, amortization of recently acquired goodwill, some interest expense as well as depreciation on corporate assets and miscellaneous charges are reflected in a separate unit called corporate.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business lines based on pre-tax income.

The following table represents the condensed financial results for the six and three months ended March 31, 2001 and 2000 for each of the Company's segments:

                                                  PROFESSIONAL
       FOR THE SIX MONTHS ENDED                     EMPLOYER         TEMPORARY         PAYROLL
              MARCH 31,                             SERVICES          STAFFING         SERVICES         CORPORATE      CONSOLIDATED
              ---------                             --------          --------         --------         ---------      ------------

                 2001
Revenues                                           $287,210,000      $33,723,000       $2,137,000               $0      $323,070,000

Income/(Loss) before income taxes                       476,000        3,520,000          942,000       (3,321,000)        1,617,000

                2000
Revenues                                           $137,304,000      $22,607,000       $1,913,000               $0      $161,824,000

Income/(Loss) before income taxes                       609,000        2,517,000          688,000       (2,629,000)        1,185,000



                                                  PROFESSIONAL
      FOR THE THREE MONTHS ENDED                    EMPLOYER         TEMPORARY         PAYROLL
               MARCH 31,                            SERVICES          STAFFING         SERVICES         CORPORATE      CONSOLIDATED
              ---------                             --------          --------         --------         ---------      ------------

                 2001
Revenues                                           $140,633,000      $16,789,000         $949,000               $0      $158,371,000

Income/(Loss) before income taxes                        47,000        1,703,000          327,000       (1,555,000)          522,000

                2000
Revenues                                            $67,185,000      $11,540,000         $877,000               $0       $79,602,000

Income/(Loss) before income taxes                       230,000        1,215,000          225,000       (1,232,000)          438,000




The Company has no revenue derived outside of the United States.



                                    13 of 23

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with risks undertaken in connection with acquisitions, risks from potential workers' compensation claims and required payments, risks from employer/employee suits such as discrimination or wrongful termination, risks associated with payroll and employee related taxes which may require unanticipated payments by the Company, liabilities associated with the company's status under certain federal and state employment laws as a co-employer, effects of competition, the Company's ability to implement its internet based business and technological changes and dependence upon key personnel.

The Company operates three different lines of business from which it derives substantially all of its revenue: professional employer organization (PEO), temporary staffing and payroll services. The PEO revenue consists of charges by the Company for the wages and payroll taxes of the worksite employees, administrative service fees, and the client's portion of health and retirement benefits provided to the worksite employees. These charges are invoiced to the client at the time of each periodic payroll. The Company negotiates service fees on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client's workers' compensation experience, the type of client business and the required resources to service the account, among other factors. These service fees are generally expressed as a fixed percentage of the client's gross salaries and wages. Because the service fees are negotiated separately with each client and vary according to circumstances, the Company's administrative service fees, and therefore its gross margin, will fluctuate based on the Company's client mix.

The temporary staffing revenue primarily consists of wages, employment related taxes, reimbursable expenses and administrative service fees. The payroll services revenue consists primarily of administrative service fees charged to clients for the processing of paychecks as well as preparing quarterly and annual payroll related reports.

Direct costs of services are reflected in the Company's Statement of Income as "direct expenses" and are reflective of the type of revenue being generated. PEO direct costs of revenue include wages paid to worksite employees, employment related taxes, costs of health and welfare benefit

                                    14 of 23
plans and workers' compensation insurance costs. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses. Payroll services' direct costs includes salaries and supplies associated with the processing of the payroll service.

RESULTS OF OPERATIONS

The Company's revenues for the three months ended March 31, 2001 and 2000 were $158,371,000 and $79,602,000, respectively, which represents an increase of $78,769,000 or 99.0% over the prior year fiscal quarter. Of this increase, $56,884,000 and $9,389,000 were due to increased revenue associated with the acquisitions of the former business of Synadyne and HR2, respectively, with the balance due to internal growth. This later growth reflects a 15.7% increase over last year. For the six months ended March 31,2001 and 2000, the Company's revenues were $323,070,000 and $161,824,000, respectively, which represents an increase of $161,246,000 or 99.6%. Of this increase, $113,171,000 and
$19,071,000 were due to the acquisitions of Synadyne and HR2, respectively, with the balance due to internal growth. This later growth reflects a 17.9% increase over last year.

Direct expenses were $151,868,000 for the three months ended March 31, 2001 and $75,105,000 for the comparable period last year, representing an increase of $76,763,000 or 102.2%. As a percentage of revenue, direct expenses for the three months ended March 31, 2001 and 2000 were 95.9% and 94.4%, respectively. For the six months ended March 31,2001 and 2000, direct expenses increased $157,133,000, or 103.1%, from $152,443,000 to $309,576,000. As a percentage of revenue, direct expenses for the six months ended March 31, 2001 and 2000 were 95.8% and 94.2%, respectively. These increases represent the higher direct expenses associated with the increased PEO business.

The annual expense for our workers' compensation programs, which is included in direct expenses, represents the Company's estimated undiscounted liability for the settlement of workers' compensation claims, both incurred and reported, and incurred but not reported (the "ultimate losses"), and the fixed costs charged by the insurance carrier to support the programs. The Company's ultimate losses are established each quarter based in part upon information provided by the Company's insurers, internal analysis and independent insurance broker. Our internal analysis includes quarterly review of open claims and review of historical claims and losses related to the workers' compensation programs. While management uses available information, including historical loss ratios, to estimate ultimate losses, future adjustments may be necessary based on actual losses.

Our primary workers' compensation insurance program during the period prior to January 22, 2001 was a guaranteed cost program with a swing provision which might result in a $1,000,000 additional or return premium. For the quarter ended March 31, 2001, the Company has two different workers' compensation programs. One is a guaranteed cost program under which the Company pays a premium based on payroll as well as a maximum of $10,000 per claim. The other program is a high deductible program ($250,000 for each claim).

                                    15 of 23

Gross profits were $6,503,000 and $4,497,000 for the quarters ended March 31, 2001 and 2000, respectively, an increase of $2,006,000 or 44.6%. Gross profits, as a percentage of revenue, were 4.1% and 5.6% for the quarters ended March 31, 2001 and 2000, respectively. Gross profits were $13,494,000 and $9,381,000 for the six months ended March 31, 2001 and 2000, respectively, representing an increase of $4,113,000 or 43.8%. Gross profits, as a percentage of revenue, were 4.2% and 5.8% for the six months ended March 31, 2001 and 2000. The gross profit as a percentage of revenue declined because a substantial portion of the Company's revenue growth occurred in the PEO line of business, which has lower margins but generates higher dollars of gross profit.

Selling, general and administrative ("SG&A") expenses for the quarters ended March 31, 2001 and 2000 were $5,385,000 and $3,580,000, respectively, representing an increase of $1,805,000 or 50.4%. This increase is primarily attributed to the approximately $1,211,000 of additional SG&A expenses from the Synadyne and HR2 acquisitions, leaving the remaining net increase of 16.6% attributed to the build-up in the PEO sales force, the additional overhead necessary to support the increased growth in the Temporary Staffing businesses and other expenses. SG&A expenses for the six months ended March 31, 2001 and 2000 were $10,648,000 and $7,249,000, respectively, representing an increase of $3,399,000 or 46.9%. Of this increase, $2,418,000 were due to the additional SG&A expenses from the Synadyne and HR2 acquisitions , leaving the remaining net increase of 13.5% attributed to the same reasons discussed above .

Depreciation and amortization for the quarters ended March 31, 2001 and 2000 increased by $58,000 over the similar period last year from $310,000 to $368,000. For the six months ended March 31, 2001 and 2000, depreciation and amortization increased $100,000, from $620,000 to $720,000. This increase is primarily attributed to the additional amortization of goodwill related to the acquisitions of Synadyne and HR2.

Interest and other income increased $77,000 from $141,000, in the corresponding period in 2000, to $218,000 due to the investment of additional cash generated over the year. For the six months ended March 31, 2001 and 2000, interest and other income increased $131,000, from $287,000, reported in the corresponding period in 2000, to $418,000 in the period ending March 31, 2001. These increases are attributed to the investment of larger amounts of cash being generated from the significant growth in the Company. Interest expense for the quarter ended March 31, 2001 increased $136,000 to $446,000 from $310,000, in the corresponding period in 2000, due to the additional debt associated with the Synadyne acquisition offset by the paydown of prior debt .Interest expense for the six months ended March 31, 2001 increased $313,000 to $927,000 from $614,000 in the six months ended March 31, 2000 for the same reason.

Income taxes for the quarter ended March 31, 2001 were $221,000 versus $240,000 for the similar period last year. The Company's effective tax rate was 42% and 55% for the three months ended March 31, 2001 and 2000, respectively. The reduction in the fiscal 2001 effective tax rate is due to the recording of tax credits available to the Company. For the six months ended March 31, 2001 income taxes were $676,000, as compared to $559,000 for the same period in 2000, reflecting the

                                    16 of 23

Company's higher level of earnings. For the six months ended March 31,2001 and 2000, the Company's effective tax rate was 42% and 47%, respectively. The reduction in the fiscal 2001 effective tax rate is due to the recording of tax credits available to the Company.

Net income for the quarter ended March 31, 2001 was $301,000, or $0.04 per fully-diluted share, as compared to $198,000, or $0.02 per fully-diluted share for the quarter ended March 31, 2000. This represents a 52% increase in net income over the same quarter last year. For the six months ended March 31, 2001 net income was $941,000, or $0.12 per fully-diluted share, as compared to $626,000,or $0.08 per fully diluted share, for the same period in 2000. This represents a 50% increase in net income over the same six-month period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities improved in the first six months of fiscal 2001 to $4,746,000 from $2,901,000 in the same period of fiscal 2000. The increase in cash flows from operations is attributable to the continued earnings improvement of the Company adjusted for non-cash charges such as depreciation and amortization, a less significant increase in accounts payable, accrued expenses and other current liabilities and a decrease in accounts receivable. Cash outflow for the purchase of equipment and improvements was $362,000 in the six months ended March 31, 2001 compared to $183,000 in the six months ended March 31, 2000. The increased spending reflects investments made in Synadyne to enable it to operate independently from Outsource International, Inc., the company from whom TeamStaff acquired the Synadyne assets, as well as additional spending to replace various computer equipment. The net cash used in financing activities increased in the six months ended March 31, 2001, compared to the six months ended March 31, 2000 due to the payments made against the Company's higher level of debt. At March 31, 2001, the Company had cash of $7,880,000 compared to $4,285,000 as of March 31, 2000.

At March 31, 2001 the Company had a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million (principal). Substantially all assets of the Company secure the credit facility. The facility was comprised of (i) two three-year term loans each for $2.5 million (principal), with a five-year amortization, at prime plus 3% (11.5% at March 31, 2001); (ii) a three-year term loan for $4.0 million (principal), with a five-year amortization, at prime plus 3% (11.50% at March 31, 2001) and (iii) a $3.5 million revolving line of credit at prime plus 1% (9.50% at March 31, 2001) secured by certain accounts receivable of the Company. In connection with these term loans, the Company is required to pay success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loans. In addition, in connection with the $4.0 million term loan the Company incurs an annual success fee at the beginning of each loan year in the amount of $500,000 which is due the end of the loan year. The credit facility is subject to certain covenants including, but not limited to, a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. On January 24, 2001, the Company remitted $225,000 in success fees.




                                    17 of 23

In April, 2001, the Company remitted to FINOVA total success fees in the amount of $925,000.

On April 7, 2000, the two three-year term loans, each for $2.5 million, were extended to April 30, 2003 and March 1, 2003. The Company was not in compliance with its debt service coverage ratio covenant at March 31, 2001. The company received a waiver from FINOVA for the debt service coverage ratio covenants. The ratio at March 31, 2001 was 1.48 as opposed to the required 1.5. This waiver is in effect for the period ended March 31, 2001, The $4.0 million term loan matures on April 30, 2003, with a balloon payment at the end of the three years. The revolving line of credit matures on April 30, 2003.

As previously disclosed in Form 8K filed with the SEC on April 17, 2001, on April 12, 2001, BrightLane.com, Inc. purchased 3,500,000 shares of newly created Series A Convertible Preferred Stock of TeamStaff for a purchase price of $3,500,000. The preferred stock is convertible at the conversion rate of 70% of the market price of TeamStaff's common stock at the time of conversion, provided, however, in no event will BrightLane be entitled to receive more than 1,500,000 shares of TeamStaff Common Stock. The preferred stock may not be converted unless (i) the Agreement and Plan of Merger with BrightLane is terminated or (ii) the transaction is not consummated by September 30, 2001. In the event the acquisition of BrightLane is consummated, the preferred stock will be retired. There are no voting rights related to the preferred stock. The purchase was consummated pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

TeamStaff used the proceeds of the Preferred Stock sale in order to prepay approximately $3,800,000 of debt (including interest and related fees) owed to its primary lender FINOVA Capital Corporation. Thus on April 12, 2001, the Company retired the $4.0 million term loan discussed above. This early paydown allowed TeamStaff to save approximately $325,000 in success fees plus on-going interest expense that would have been incurred through the maturity date of April 2003. Under the terms of its agreement with FINOVA Capital Corporation (FINOVA), the Company will save $325,000 in success fees if it retires all its debt with FINOVA by September 30, 2001. As part of its loan agreement with FINOVA, the Company had incurred a $500,000 success fee as of April 7, 2001. The Company will take a $175,000 pre-tax charge to earnings in the third Fiscal quarter to account for the success fee required to be paid prior to retiring the debt. The Company estimates that it will consummate the merger with BrightLane in the third calendar quarter, which will allow it to retire all its debt with FINOVA.

On March 31, 2001 total debt (principal) was $7,253,000 and as a result of the payment of approximately $3,800,000 to FINOVA in early April, 2001, total debt (principal) as of April 30, 2001 was $4,398,667.

On July 22, 1999 the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock subject to the approval of the Company's lenders and any regulatory approval required. As of March 31, 2001, the Company repurchased 35,400 shares at an average cost of $3.84. The Company did not repurchase any additional shares during the most recent quarter ended March 31, 2001.


                                    18 of 23

In July 2000, the Company made claims for indemnification against the selling shareholders of the TeamStaff Companies, which were acquired by the Company in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, the Company entered into a settlement agreement with the former owners of the TeamStaff Companies. Under the settlement agreement, the former owners agreed to be liable and responsible for certain potential liabilities estimated at approximately $540,000 and agreed that 55,000 shares, which had been held in escrow since the acquisition, were to be cancelled and the Company agreed to release 29,915 escrow shares to the former owners. The Company retains 75,000 shares in escrow to provide security for the former owner's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. There was no material impact on the Company's earnings for the quarter ended March 31, 2001 as a result of the agreement.

Management of the Company believes that its existing cash and available borrowing capacity will be sufficient to support cash needs for the next twelve months.

EFFECTS ON INFLATION

Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices and cost structure to respond to inflation and changing prices.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk,foreign currency exchange rate risk, commodity price risk or other similar risks which might otherwise result from such practices. Other than with respect to its credit facility with FINOVA Capital, the Company has no material interest rate risk and is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments

In the normal course of business, as a result of its outstanding credit facility, the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the cost of financing, and as a result, the operations of the Company. The Company's loan terms with FINOVA provide for interest at prime plus one percent (revolver portion) or prime plus three percent (term loans). Based on the Company's overall interest rate exposure at March 31, 2001, primarily variable rate debt related to its credit facility with FINOVA Capital, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of March 31, 2001 would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.



                                    19 of 23

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is engaged in litigation from time to time during the ordinary course of business in connection with employee suits, workers' compensation and other matters. The Company is engaged in no litigation, the effect of which would be anticipated to have a material adverse impact on the Company's financial conditions or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As previously disclosed in Form 8K filed with the SEC on April 17, 2001, on April 12, 2001, BrightLane.com, Inc. purchased 3,500,000 shares of newly created Series A Convertible Preferred Stock of TeamStaff for a purchase price of $3,500,000. The preferred stock is convertible at the conversion rate of 70% of the market price of TeamStaff's common stock at the time of conversion, provided, however, in no event will BrightLane be entitled to receive more than 1,500,000 shares of TeamStaff common stock. The preferred stock may not be converted unless (i) the Agreement and Plan of Merger with BrightLane is terminated or (ii) the transaction is not consummated by September 30, 2001. In the event the acquisition of BrightLane is consummated, the preferred stock will be retired. There are no voting rights related to the preferred stock. The purchase was consummated pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated thereunder.

TeamStaff used the proceeds of the Preferred Stock sale in order to prepay approximately $3,800,000 of debt (including interest and related fees) owed to its primary lender FINOVA Capital Corporation. This early paydown allowed TeamStaff to save approximately $325,000 in success fees plus on-going interest expense that would have been incurred through the maturity date of April 2003. Under the terms of its agreement with FINOVA Capital Corporation (FINOVA), the Company will save $325,000 in success fees if it retires all its debt with FINOVA by September 30, 2001. As part of its loan agreement with FINOVA, the Company had incurred a $500,000 success fee as of April 7, 2001. The Company will take a $175,000 pre-tax charge to earnings in the third Fiscal quarter to account for the success fee required to be paid prior to retiring the debt.
The Company estimates that it will consummate the merger with BrightLane in the third calendar quarter, which will allow it to retire all its debt with FINOVA.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                    20 of 23

ITEM 5. OTHER INFORMATION

On March 6, 2001 TeamStaff entered into a definitive Agreement and Plan of Merger with BrightLane.com, Inc. Under the terms of the agreement, a subsidiary of TeamStaff will merge with BrightLane.com and issue to the shareholders of BrightLane 8,066,631 shares of TeamStaff common stock. It is expected that the BrightLane shareholders will own approximately 49% of TeamStaff's common stock outstanding following closing.

Under the terms of the executed agreement, BrightLane.com has agreed that at closing it will have cash and restricted cash and cash equivalents as set forth on the BrightLane closing financial statements equal to $16,500,000, minus: (A) transaction costs not to exceed $800,000, (B) any amounts made as loans to holders of BrightLane options or warrants (C) the sum of $3,500,000 representing the purchase price of the Series A Preferred Stock effected on April 6, 2001 plus an additional $425,000 (representing Series A Preferred Stock transaction costs and a related "success" fee) and (D) for each 30 day period that the closing does not occur commencing July 31, 2001, the sum of $425,000 for usual and ordinary operating costs of BrightLane. TeamStaff must have market capitalization of at least $22.0 million at closing.

A new Board will be constructed consisting of a total of nine persons, four of whom will be persons from the current TeamStaff Board of Directors and four persons from the BrightLane Board, including representatives of First Union Corporation and Nationwide Financial, Inc., both of whom are significant shareholders of BrightLane. The ninth member will be agreed upon jointly.

The parties have completed their due diligence and disclosure schedules and received required investment banking opinions as to the fairness of the terms of the transaction and final board authorizations, TeamStaff expects to file a Joint Proxy Statement/Registration Statement on Form S-4 with the SEC in mid May, 2001. Closing of the transaction is subject to completion of the Registration Statement, review by the SEC, voting approval of shareholders of both BrightLane and TeamStaff and normal and customary closing conditions, as well as the cash position and market capitalization positions described above. The parties expect to close the transaction sometime in the third calendar quarter of 2001.

BrightLane.com, Inc. was founded in 1999 and is based in Alpharetta, Georgia. It is an Online Business Center (OBC) providing Internet-based administrative solutions for growing businesses. Focused on increasing buying power and reducing average transaction costs, the current BrightLane services include: procurement, payroll, banking and financial services, and a full line of insurance and benefit products. BrightLane integrates these services through proprietary unified log-in and hub technologies that offer businesses security and robust report functionality.



                                    21 of 23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

None

(b)      Reports on Form 8-K

None



                                    22 of 23

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




                                                        TEAMSTAFF, INC.
                                                        (Registrant)



                                                        /s/ Donald W. Kappauf
                                                        ---------------------
                                                        Donald W. Kappauf
                                                        Chief Executive Officer



                                                        /s/ Donald T. Kelly
                                                        ---------------------
                                                        Donald T. Kelly
                                                        Chief Financial Officer

Date: May 15, 2001



                                    23 of 23