Form 10-Q
period 2001-06-30
TEAMSTAFF INC
filed 2001-08-14
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------- to --------------


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

                                         Yes [X]     No [ ]

8,079,553 shares of Common Stock, par value $.001 per share, were outstanding as of August 8, 2001.


                                    1 of 26

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 2001

                                Table of Contents

Part I - Financial Information                                          Page No.
------------------------------                                          --------
Item 1.     Consolidated Balance Sheets as of
            June 30, 2001 (Unaudited) and
            September 30, 2000                                              3

            Consolidated Statements of
            Income for the three months ended
            June 30, 2001 and 2000 (Unaudited)                              5

            Consolidated Statements of
            Income for the nine months ended
            June 30, 2001 and 2000 (Unaudited)                              6

            Consolidated Statements of Cash Flows
            for the nine months ended June 30, 2001
            and 2000 (Unaudited)                                            7

            Notes to Consolidated Financial Statements
            (Unaudited)                                                     8

Item 2.     Management's discussion and analysis of
            financial condition and results of operations                  16

Item 3.     Quantitative and Qualitative Disclosures
            about Market Risk                                              23

Part II - Other Information

Item 1.     Legal Proceedings                                              23
Item 2.     Changes in Securities and Use of Proceeds                      23
Item 3.     Defaults Upon Senior Securities                                24
Item 4.     Submission of Matters to a Vote of Security Holders            24
Item 5.     Other Information                                              25
Item 6.     Exhibits and Reports on Form 8-K                               25
Signatures                                                                 26


                                     2 of 26

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,        SEPTEMBER 30,
                                                       2001               2000
                                                   -----------        -----------
                                                   (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $ 7,239,000        $ 4,285,000
  Restricted cash                                           --            375,000
  Accounts receivable, net of allowance             24,059,000         21,117,000
  Deferred tax asset                                 1,386,000          1,566,000
  Other current assets                                 507,000            955,000
                                                   -----------        -----------
           Total current assets                     33,191,000         28,298,000
                                                   -----------        -----------

EQUIPMENT AND IMPROVEMENTS:
  Equipment                                          4,791,000          4,340,000
  Leasehold improvements                               228,000            209,000
                                                   -----------        -----------

                                                     5,019,000          4,549,000

  Accumulated depreciation and amortization          3,824,000          3,459,000
                                                   -----------        -----------

                                                     1,195,000          1,090,000

DEFERRED TAX ASSET                                          --            153,000

INTANGIBLE ASSETS, net of amortization              19,412,000         19,633,000

OTHER ASSETS                                           939,000            340,000
                                                   -----------        -----------

                                                   $54,737,000        $49,514,000
                                                   ===========        ===========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                    3 of 26

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS


                                                              JUNE 30,            SEPTEMBER 30,
                                                                 2001                 2000
                                                             ------------         ------------
                                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                          $  1,147,000         $  1,938,000
  Accounts payable                                              6,950,000            7,062,000
  Accrued expenses and other current liabilities               20,056,000           16,233,000
                                                             ------------         ------------

           Total current liabilities                           28,153,000           25,233,000

LONG-TERM DEBT, net of current portion                          3,487,000            6,222,000
                                                             ------------         ------------

           Total liabilities                                   31,640,000           31,455,000
                                                             ------------         ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized
    40,000,000 shares; issued 8,090,856 and 7,981,605;
      outstanding 8,055,401 and 7,946,205 at
      June 30, 2001 and September 30, 2000                          8,000                8,000
  Preferred stock, $.10 par value                                 350,000                   --
  Additional paid-in capital                                   24,625,000           21,297,000
  Accumulated deficit                                          (1,750,000)          (3,110,000)
  Treasury stock                                                 (136,000)            (136,000)
                                                             ------------         ------------
                                                               23,097,000           18,059,000
                                                             ------------         ------------
                                                             $ 54,737,000         $ 49,514,000
                                                             ============         ============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                    4 of 26

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    For the three months ended
                                                            June 30,
                                              -----------------------------------
                                                   2001                  2000
                                              -------------         -------------
REVENUES                                      $ 164,427,000         $ 137,316,000

DIRECT EXPENSES                                 157,315,000           131,691,000
                                              -------------         -------------

           Gross profit                           7,112,000             5,625,000

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                        5,787,000             4,751,000

DEPRECIATION AND AMORTIZATION                       358,000               353,000
                                              -------------         -------------

           Income from operations                   967,000               521,000
                                              -------------         -------------

OTHER (EXPENSE) INCOME :
  Interest and other income                         203,000               142,000
  Interest expense                                 (446,000)             (480,000)
                                              -------------         -------------

                                                   (243,000)             (338,000)
                                              -------------         -------------

           Income before income taxes               724,000               183,000

INCOME TAX (EXPENSE) BENEFIT                       (305,000)              127,000
                                              -------------         -------------

           Net income                         $     419,000         $     310,000
                                              =============         =============

EARNINGS PER SHARE - BASIC                    $        0.05         $        0.04
                                              =============         =============

WEIGHTED AVERAGE NUMBER OF
           COMMON SHARES OUTSTANDING -            8,014,772             7,954,141
           BASIC                              =============         =============


EARNINGS PER SHARE - DILUTED                  $        0.05         $        0.04
                                              =============         =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND EQUIVALENTS
  OUTSTANDING - DILUTED                           8,320,702             7,985,417
                                              =============         =============


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                    5 of 26

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                         For the nine months ended
                                                                 June 30,
                                                    -----------------------------------
                                                         2001                  2000
                                                    -------------         -------------
REVENUES                                            $ 487,497,000         $ 299,140,000

DIRECT EXPENSES                                       466,891,000           284,134,000
                                                    -------------         -------------

           Gross profit                                20,606,000            15,006,000

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                             16,435,000            12,000,000

DEPRECIATION AND AMORTIZATION                           1,078,000               973,000
                                                    -------------         -------------

           Income from operations                       3,093,000             2,033,000
                                                    -------------         -------------

OTHER (EXPENSE) INCOME :
  Interest and other income                               621,000               429,000
  Interest expense                                     (1,373,000)           (1,094,000)
                                                    -------------         -------------

                                                         (752,000)             (665,000)
                                                    -------------         -------------

           Income before income taxes                   2,341,000             1,368,000

INCOME TAX EXPENSE                                       (981,000)             (432,000)
                                                    -------------         -------------

           Net income                               $   1,360,000         $     936,000
                                                    =============         =============

EARNINGS PER SHARE - BASIC                          $        0.17         $        0.12
                                                    =============         =============

WEIGHTED AVERAGE NUMBER OF
           COMMON SHARES OUTSTANDING - BASIC            8,011,474             7,956,413
                                                    =============         =============

EARNINGS PER SHARE - DILUTED                        $        0.17         $        0.12
                                                    =============         =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND EQUIVALENTS
  OUTSTANDING - DILUTED                                 8,171,025             8,008,002
                                                    =============         =============


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                    6 of 26

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the nine months ended
                                                                                            June 30,
                                                                                  -------------------------------
                                                                                      2001                2000
                                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 1,360,000         $   936,000
   Adjustments to reconcile net income to net
     cash  provided by operating activities, net of
     acquired businesses-
     Deferred income taxes                                                            483,000             256,000
     Depreciation and amortization                                                  1,078,000             973,000
     Provision for doubtful accounts                                                  191,000             105,000
     Non-cash compensation expense                                                      8,000             193,000
     Disposal of equipment                                                                 --             (35,000)
   Changes in operating assets and liabilities, net of acquired businesses

     Decrease (increase) in restricted cash                                           375,000             (13,000)
     Increase in accounts receivable                                               (3,474,000)         (4,324,000)
     Decrease in other current assets                                                 581,000              13,000
     Increase in other assets                                                        (589,000)            (77,000)
     Increase in accounts payable, accrued expenses
       and other current liabilities                                                3,224,000           4,587,000
                                                                                  -----------         -----------

           Net cash provided by operating activities                                3,237,000           2,614,000
                                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                                 (27,000)         (3,609,000)
   Purchases of equipment and leasehold improvements                                 (440,000)           (274,000)
                                                                                  -----------         -----------

            Net cash used in investing activities                                    (467,000)         (3,883,000)
                                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings on long-term debt                                            --           4,000,000
     Principal payments on long-term debt                                          (4,859,000)           (780,000)
     Proceeds from revolving line of credit                                         1,375,000                  --
     Repayments on revolving line of credit                                                --            (478,000)
     Repayments on capital leases obligations                                         (42,000)            (25,000)
     Net proceeds from issuance of common stock and exercise of common
       stock options and warrants - net                                               210,000              51,000
     Net proceeds from issuance of preferred stock                                  3,500,000                  --
     Repurchase of common shares                                                           --             (38,000)
                                                                                  -----------         -----------

           Net cash used in financing activities                                      184,000           2,730,000
                                                                                  -----------         -----------

           Net increase in cash and cash equivalents                                2,954,000           1,461,000
                                                                                  -----------         -----------

CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   4,285,000           1,948,000
                                                                                  -----------         -----------
CASH  AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 7,239,000         $ 3,409,000
                                                                                  ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
     Cash paid during the period for-
        Interest                                                                  $ 1,752,000         $   976,000
                                                                                  ===========         ===========
     Income Taxes                                                                 $   620,000             $478000
                                                                                  ===========         ===========


       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                    7 of 26

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

Effective April 8, 2000, the Company acquired substantially all of the assets of the professional employer organization ("PEO") division of Outsource International, Inc. ("Outsource") which had operated under the trade name "Synadyne". The Company operates these assets, which were comprised mostly of PEO contracts, through its subsidiaries as part of its TeamStaff SB division.

Effective June 2, 2000 the Company effected a reverse stock split at a rate of one (1) new share for each existing 3.5 shares of TeamStaff common stock. All common shares and per share amounts in the accompanying financial statements have been adjusted retroactively to effect the reverse stock split.

Effective October 2, 2000, the Company acquired HR2, Inc. in a stock purchase transaction.

BASIS OF PRESENTATION-

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include those of TeamStaff Inc., and its wholly-owned subsidiaries. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.


                                    8 of 26

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS-

In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with the new rule, the adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment upon adoption of the new standard and annually thereafter, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

The amortization of goodwill for the Company will cease as of October 1, 2001 when the Company adopts SFAS No. 142. Amortization expense of goodwill was $177,000 and $189,000 for the three months ended June 30, 2001 and 2000. For the nine months ended June 30, 2001 and 2000, the amortization expense was $584,000 and $492,000.

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


                                    9 of 26

The following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                                            Nine Months Ended June 30,          Three Months Ended June 30,
                                                           ----------------------------        ----------------------------
                                                              2001              2000              2001              2000
                                                           ----------        ----------        ----------        ----------
Numerator:
  Net income                                               $1,360,000        $  936,000        $  419,000        $  310,000
Denominator:
Weighted average number of common shares
   Outstanding- basic                                       8,011,474         7,956,413         8,014,772         7,954,141
Incremental shares for assumed conversions of stock
    options/warrants                                          159,551            51,589           305,930            31,276
                                                           ----------        ----------        ----------        ----------
Weighted average number of common and
    equivalent shares outstanding-diluted                   8,171,025         8,008,002         8,320,702         7,985,417
                                                           ----------        ----------        ----------        ----------

Earnings per share-basic                                   $     0.17        $     0.12        $     0.05        $     0.04
Earnings per share-diluted                                 $     0.17        $     0.12        $     0.05        $     0.04


Stock options and warrants outstanding at June 30, 2001 to purchase 128,839 and 111,705 shares of common stock were not included in the computation of diluted earnings per share for the nine and three months ended June 30, 2001 as they were antidilutive. The Company has outstanding 3,500,000 shares of Series A preferred stock which shares do not effect earnings per share because the Series A stock is not convertible into common stock unless the transaction with BrightLane.com, Inc. is not consummated prior to September 30, 2001.

(3)   INCOME TAXES:

The Company has recorded a $1,386,000 and a $1,719,000 deferred tax asset at June 30, 2001 and September 30, 2000, respectively. This represents management's estimate of the income tax benefits from temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset.

(4)   DEBT:

At June 30, 2001 the Company had a long-term credit facility from FINOVA Capital Corporation totaling $8.5 million (principal). Substantially all assets of the Company secure the credit facility. The facility was comprised of (i) two three-year term loans each for $2.5 million (principal), with a five-year amortization, at prime plus 3% (10.00% at June 30, 2001); and (ii) a $3.5 million revolving line of credit at prime plus 1% (8.00% at June 30, 2001) secured by certain accounts


                                    10 of 26
receivable of the Company. In connection with these term loans, the Company is required to pay success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loans. The credit facility is subject to certain covenants including, but not limited to, a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined. In January and April, 2001, the Company remitted to FINOVA total success fees in the amounts of $225,000 and $925,000.

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

TeamStaff used the proceeds from the sale of preferred stock in order to prepay approximately $3,800,000 of debt (including interest and related fees) owed to FINOVA Capital Corporation. Thus on April 12, 2001 the Company retired the $4.0 million term loan portion of its lending facilities with FINOVA.

During the quarter ended June 30, 2001 and currently, the Company has two three-year terms loans, each for $2.5 million, which mature on April 30, 2003 and March 1, 2003. The revolving line of credit matures on April 30, 2003. The Company was not in compliance with its debt service coverage ratio covenant at March 31, 2001 and June 30, 2001. The Company received waivers from FINOVA for the debt service coverage ratio covenant for these periods. This waiver is in effect for the period ended June 30, 2001.

Total outstanding debt (principal) as of July 31, 2001 and June 30, 2001 was $4,530,000 and $4,634,000 respectively, and represents the FINOVA credit facility and capital lease obligations. As of July 31, 2001 the revolving line of credit had an availability of $123,000.


                                    11 of 26

(5)   ACQUISITION OF SYNADYNE ASSETS:

On April 7, 2000 TeamStaff, Inc. entered into an Asset Purchase Agreement to acquire substantially all of the assets of the professional employer organization business of Outsource International, Inc. ("Outsource") which had operated under the tradename "Synadyne". The transaction was effective April 8, 2000. TeamStaff acquired all of the customer contracts of the former Synadyne business. The Company operates these assets, which were comprised mostly of PEO contracts, through its subsidiaries as part of its TeamStaff SB division. Under the terms of the Asset Purchase Agreement, TeamStaff paid an aggregate purchase price of $3,500,000. The agreement also provides for an additional potential payment of up to $1,250,000 provided that the former clients of Outsource have at least 9,500 worksite employees as of March 31, 2001. In the event there are less than 9,500 employees, the amount of the earnout will be reduced by a pre-determined formula. The Company calculates that at March 31, 2001 there were 5,879 employees employed by the Company represented by the former Synadyne business and therefore no payment is due to Outsource under the terms of the earnout. Based on an estimate provided by Outsource, the earnout payment would be approximately $553,438. Under the terms of the agreement, Outsource had a period of 90 days, (which expired on July 19, 2001), to audit the records related to the employees and accounts to determine the earnout. Outsource filed for protection under Chapter 11 of the U.S. Bankruptcy Code on June 11, 2001 in the Central District of California. The Company is unable to predict the impact of Outsource's bankruptcy on the potential earnout. Any subsequent payment would be accounted for as additional purchase price and would be recorded as an increase to goodwill when and if made.

Under the original acquisition related agreements, TeamStaff had been providing PEO services to the corporate employees of Outsource. The parties had entered into a court approved stipulation in the bankruptcy action that TeamStaff would continue to provide these services. Subsequently, the parties mutually agreed to terminate the original service agreement.

(6)   ACQUISITION OF HR2:

Effective October 2, 2000, the Company acquired HR2, Inc. in a stock purchase transaction. The Company acquired all of the capital stock of HR2 in exchange for an aggregate of 89,224 shares of the Company's common stock and $100,000 in cash. HR2, Inc. is a professional employer organization which operates primarily in Massachusetts, Rhode Island and New Hampshire.

(7)   DISCONTINUED PARADYME ACQUISITION:

As previously announced, in November, 2000, the Company entered into a letter of intent to acquire Paradyme Human Resources, Inc. The parties had been involved in due diligence matters and discussing the structure of the transaction. Management has determined that this transaction with Paradyme will not be undertaken. As a result, the Company recorded a charge against earnings of $142,000, reflecting the deferred acquisition costs as of June 30, 2001. The letter of


                                    12 of 26
intent has been terminated. The Company is currently reviewing its legal options as to the recovery of these acquisition costs.


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


Under the terms of the executed agreement, Brightlane.com has agreed that at closing it will have cash and restricted cash and cash equivalents as set forth on the BrightLane closing financial statements equal to $16,500,000, minus: (A) transaction costs not to exceed $800,000, (B) any amounts made as loans to holders of BrightLane options or warrants (C) the sum of $3,500,000 representing the purchase price of the Series A Preferred Stock effected on April 12, 2001 plus an additional $425,000 (representing Series A Preferred Stock transaction costs and a related "success" fee) and (D) for each 30 day period that the closing does not occur commencing July 31, 2001, the sum of $425,000 for usual and ordinary operating costs of BrightLane. TeamStaff must have market capitalization of at least $22.0 million at closing.

A new Board will be formed consisting of a total of nine persons, four of whom will be persons from the current TeamStaff Board of Directors and four persons from the BrightLane Board, including representatives of First Union Corporation and Nationwide Financial, Inc., both of whom are significant shareholders of BrightLane. The ninth member will be agreed upon jointly.

Closing of the transaction is subject to voting approval of shareholders of both BrightLane and TeamStaff and normal and customary closing conditions, as well as the cash position and market capitalization positions described above. It is anticipated that the closing will be consummated on or about August 31, 2001.

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


                                    13 of 26

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

All corporate expenses, amortization of recently acquired goodwill, some interest expense, as well as depreciation on corporate assets and miscellaneous charges, are reflected in a separate unit called Corporate.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business lines based on pre-tax income.


                                    14 of 26

The following table represents the condensed financial results for the nine months ended June 30, 2001 and 2000 for each of the Company's segments:


                                         PROFESSIONAL
      FOR THE NINE MONTHS ENDED            EMPLOYER        TEMPORARY         PAYROLL
               JUNE 30,                    SERVICES         STAFFING         SERVICES         CORPORATE         CONSOLIDATED
               --------                    --------         --------         --------         ---------         ------------
            2001
            ----
Revenues                               $432,231,000      $ 52,203,000      $  3,063,000      $          0       $487,497,000

Income/(Loss) before income taxes           643,000         5,363,000         1,301,000        (4,966,000)         2,341,000

            2000
            ----
Revenues                               $260,546,000      $ 35,777,000      $  2,817,000      $          0       $299,140,000

Income/(Loss) before income taxes           131,000         4,086,000         1,043,000        (3,892,000)         1,368,000


                                        PROFESSIONAL
      FOR THE THREE MONTHS ENDED          EMPLOYER           TEMPORARY           PAYROLL
               JUNE 30,                   SERVICES            STAFFING           SERVICES          CORPORATE         CONSOLIDATED
               --------                   --------            --------           --------          ---------         ------------
              2001
              ----
Revenues                               $ 145,022,000       $  18,479,000      $     926,000      $           0       $ 164,427,000

Income/(Loss) before income taxes            166,000           1,843,000            359,000         (1,644,000)            724,000

              2000
              ----
Revenues                               $ 123,242,000       $  13,170,000      $     904,000      $           0       $ 137,316,000

Income/(Loss) before income taxes           (478,000)          1,569,000            355,000         (1,263,000)            183,000


The Company has no revenue derived outside of the United States.


                                    15 of 26

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

PEO revenue is recognized as service is rendered. The PEO revenue consists of charges by the Company for the wages and employer payroll taxes of the worksite employees, the administrative service fee, workers' compensation charges, and the health and retirement benefits provided to the worksite employees. These charges are invoiced to the client at the time of each periodic payroll. The Company negotiates the pricing for its various services on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client's workers' compensation experience, the type of client business and the required resources to service the account, among other factors. Because the pricing is negotiated separately with each client and vary according to circumstances, the Company's revenue, and therefore its gross margin, will fluctuate based on the Company's client mix.

The temporary staffing revenue is recognized as service is rendered. The Company bills its clients based on an hourly rate. The hourly rate is intended to cover the Company's direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally included in revenue related to temporary staffing are commissions from permanent placements. Commissions from permanent placements result from the successful placement of a temporary employee to a customer's workforce as a permanent employee.


                                    16 of 26

The payroll services revenue is recognized as service is rendered and consists primarily of administrative service fees charged to clients for the processing of paychecks as well as preparing quarterly and annual payroll related reports.

In accordance with EITF No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company recognizes all amounts billed to its PEO and temporary staffing customers as gross revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's customers pay the Company on a timely basis or at all, and the Company assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees, and employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services. The Company also recognizes as gross revenue and as unbilled receivables, on a accrual basis, any such amounts which relate to services performed by worksite and temporary employees which have not yet been billed to the customer as of the end of the accounting period.

Direct costs of services are reflected in the Company's Statement of Income as "direct expenses" and are reflective of the type of revenue being generated. PEO direct costs of revenue include wages paid to worksite employees, employment related taxes, costs of health and welfare benefit plans and workers' compensation insurance costs. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses. Payroll services' direct costs includes salaries and supplies associated with the processing of the payroll service.

RESULTS OF OPERATIONS

The Company's revenues for the three months ended June 30, 2001 and 2000 were $164,427,000 and $137,316,000 respectively, which represents an increase of $27,111,000 or 19.7% over the prior year fiscal quarter. Of this increase of, $9,419,000 was due to increased revenue associated with the acquisition of HR2, with the balance due to internal growth. This later growth reflects a 12.9% increase over last year. For the nine months ended June 30, 2001 and 2000, the Company's revenues were $487,497,000 and $299,140,000, respectively, which represents an increase of $188,357,000 or 63.0%. Of this increase, $113,171,000 and $28,490,000 were due to the acquisitions of the Synadyne related assets and HR2, respectively, with the balance due to internal growth. This later growth reflects a 15.6% increase over last year.

Direct expenses were $157,315,000 for the three months ended June 30, 2001 and $131,691,000 for the comparable period last year, representing an increase of $25,624,000 or 19.5%. Included in the quarter ended June 30, 2011 was a charge of $582,000 to increase the Company's workers' compensation reserves for the policy periods ending July 31, 2000 and January 21, 2001. In addition, in the same period last year the Company recorded a $600,000 charge to increase the Company's workers' compensation reserve. By recording the $582,000 the Company has recorded its maximum liability for all open insurance policy periods with our former major workers' compensation carrier. As a percentage of revenue, direct expenses for the three months ended June 30, 2001 and 2000 were 95.7% and 95.9%, respectively. This decrease represents lower direct expenses associated with the Company's increased medical staffing business


                                    17 of 26
offset by the significant increase in the PEO business. For the nine months ended June 30, 2001 and 2000, direct expenses increased $182,757,000, or 64.3%, from $284,134,000 to $466,891,000. As a percentage of revenue, direct expenses for the nine months ended June 30, 2001 and 2000 were 95.8% and 95.0%, respectively. These increases represent the higher direct expenses associated with the increased PEO business.

TeamStaff maintains three workers' compensation policies which cover its corporate employees, the worksite employee co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client staffing assignments. TeamStaff does not provide workers' compensation to non-employees of the company. TeamStaff's primary workers' compensation insurance provider is C N A (Continental Assurance) which provides coverage for substantially all of TeamStaff's worksite, temporary and corporate employees.

The C N A policy covers the period from January 22, 2001, through January 21, 2002, and is a large deductible program ($250,000 for each claim) with a maximum liability cap. Premium for this policy is paid on a monthly basis based upon estimated payroll for the year and is subject to a year-end audit by the provider. TeamStaff also maintains a separate policy insuring a portion of the maximum cap which it may be required to pay. The policy insures payment of the maximum cap in excess of the first $1,700,000, which the Company pays, up to $7,425,000 and is funded monthly. Once the $7,425,000 is exceeded then the Company pays $.895 on a $1.00 of paid claims up to $8,601,000. If the losses under the policy are less than the amounts TeamStaff paid under the policy in excess of the policy premium, the insurer will refund the difference to TeamStaff. The amount of claims incurred in any policy year may vary, and in a year with significantly fewer claims than estimated, the amount of repayment from this account may be significant. The Company records in direct expenses a monthly charge based upon its estimate of the total year's incurred losses. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and independent insurance broker. Our internal analysis includes quarterly review of open claims and review of historical claims and losses related to the workers' Compensation Programs. While management uses available information, including historical loss ratios, to estimate ultimate losses, future adjustments may be necessary based on actual losses. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments, as well as the interest earned on the Company's prepayments, the Company relies on actuarial tables to estimate its ultimate expense. These costs also include the fixed costs charged by the insurance carrier to support the program.


TeamStaff maintains a separate policy for certain business of its subsidiary, HR2, which currently provides that TeamStaff is only responsible for the audited premium for each policy period. The third policy, for one of the Company's PEO market profit centers, currently obligates TeamStaff to pay its audited premium for the policy period plus a deductible of $10,000 for each claim incurred.

The Company's clients are billed at fixed rates which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation which are based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation are greater than the costs which are included in the client's contractual rate, the Company is unable to recover these excess charges


                                    18 of 26
from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only.

Gross profits were $7,112,000 and $5,625,000 for the quarters ended June 30, 2001 and 2000, respectively, an increase of $1,487,000 or 26.4%. Gross profits, as a percentage of revenue, were 4.3% and 4.1% for the quarters ended June 30, 2001 and 2000, respectively. This increased percentage represents the significant increase in the medical staffing business which generates higher gross profit percentages. Gross profits were $20,606,000 and $15,006,000 for the nine months ended June 30, 2001 and 2000, respectively, representing an increase of $5,600,000 or 37.3%. Gross profits, as a percentage of revenue, were 4.2% and 5.0% for the nine months ended June 30, 2001 and 2000. The gross profit as a percentage of revenue for the nine months ended June 30,2001, declined because a substantial portion of the Company's revenue growth occurred in the PEO line of business, which has lower margins but generates higher dollars of gross profit.

Selling, general and administrative ("SG&A") expenses for the quarters ended June 30, 2001 and 2000 were $5,787,000 and $4,751,000, respectively, representing an increase of $1,036,000 or 21.8%. This increase is attributed to the approximately $230,000 of additional SG&A expenses from the October 2, 2001 HR2 acquisition and the $142,000 write off of the Paradyme related acquisition costs, leaving the remaining net increase of 14.0% attributed to the additional overhead necessary to support the increased growth in the PEO and Temporary Staffing businesses and other expenses. SG&A expenses for the nine months ended June 30, 2001 and 2000 were $16,435,000 and $12,000,000, respectively, representing an increase of $4,435,000 or 37.0%. Of this increase, $2,646,000 were due to additional SG&A expenses from the Synadyne and HR2 acquisitions and $142,000 was due to the write off of Paradyme related acquisition costs, leaving the remaining net increase of 13.7% attributed to the same reasons discussed above.

Depreciation and amortization for the quarters ended June 30, 2001 and 2000 increased by $5,000 over the similar period last year from $353,000 to $358,000. For the nine months ended June 30, 2001 and 2000, depreciation and amortization increased $105,000, from $973,000 to $1,078,000. This latter increase is primarily attributed to the additional amortization of intangible assets related to the acquisitions of Synadyne and HR2.

Interest and other income increased $61,000 from $142,000, in the corresponding period in 2000, to $203,000 due to increased late payment fees and the investment of additional cash generated over the year. For the nine months ended June 30, 2001 and 2000, interest and other income increased $192,000, from $429,000, reported in the corresponding period in 2000, to $621,000 in the period ending June 30, 2001. These increases are attributed to increased late payment fees and the investment of larger amounts of cash being generated from the significant growth in the Company. Interest expense for the quarter ended June 30, 2001 decreased $34,000 from $480,000 to $446,000, in the corresponding period in 2000, due to the repayment of debt associated with the Synadyne acquisition offset by a charge of $175,000 to account for the success fee required to be paid prior to retiring the debt and the write-off of unamortized finance costs of $72,000 associated with this financing. Interest expense for the nine months ended June


                                    19 of 26

30, 2001 increased $279,000 to $1,373,000 from $1,094,000 in the nine months ended June 30, 2000, due to the additional debt associated with the Synadyne acquisition.

Income taxes for the quarter ended June 30, 2001 were $305,000 versus a benefit of $127,000 for the similar period last year. The third quarter of fiscal 2000 included $133,000 more in tax credits available to the Company than what was reflected in this quarter. Income tax expense for the nine months ended June 30, 2001 were $981,000, as compared to $432,000 for the same period in 2000, reflecting the Company's higher level of earnings and less tax credits as previously explained.

Net income for the quarter ended June 30, 2001 was $419,000, or $0.05 per fully-diluted share, as compared to $310,000, or $0.04 per fully-diluted share for the quarter ended June 30, 2000. This represents a 35.2% increase in net income over the same quarter last year. For the nine months ended June 30, 2001 net income was $1,360,000, or $0.17 per fully-diluted share, as compared to $936,000,or $0.12 per fully diluted share, for the same period in 2000. This represents a 45.3% increase in net income over the same nine-month period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities improved in the first nine months of fiscal 2001 to $3,237,000 from $2,614,000 in the same period of fiscal 2000. The increase in cash flows from operations is attributable to the continued earnings improvement of the Company adjusted for non-cash charges such as depreciation and amortization, a less significant increase in accounts payable, accrued expenses and other current liabilities and a decrease in accounts receivable. Cash outflow for the purchase of equipment and improvements was $440,000 in the nine months ended June 30, 2001 compared to $274,000 in the nine months ended June 30, 2000. The increased spending reflects investments made in the business line acquired from Outsource International (under the Synadyne tradename and now operated under TeamStaff SB) to enable it to operate independently from Outsource International, Inc., the company from whom TeamStaff acquired the Synadyne assets, as well as additional spending to replace various computer equipment. The net cash from financing activities decreased in the nine months ended June 30, 2001, compared to the nine months ended June 30, 2000 due to the higher level of debt payments related to financing incurred with the Synadyne acquisition and the repayment of the $4.0 million term loan offset by the proceeds from the sale of the Series A Preferred Stock to Brightlane, completed April 2001. At June 30, 2001, the Company had cash of $7,239,000 compared to $3,409,000 as of June 30, 2000.

At June 30, 2001 the Company had a long-term credit facility from FINOVA Capital Corporation totaling $8.5 million (principal). Substantially all assets of the Company secure the credit facility. The facility was comprised of (i) two three-year term loans each for $2.5 million (principal), with a five-year amortization, at prime plus 3% (10.00% at June 30, 2001); and (ii) a $3.5 million revolving line of credit at prime plus 1% (8.00% at June 30, 2001) secured by certain accounts receivable of the Company. In connection with these term loans, the Company is required to pay


                                    20 of 26
success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loans. The credit facility is subject to certain covenants including, but not limited to, a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined.

In April, 2001, the Company remitted to FINOVA total success fees in the amount of $925,000.

On April 7, 2000, the two three-year term loans, each for $2.5 million, were extended to April 30, 2003 and March 1, 2003. The revolving line of credit matures on April 30, 2003. The Company was not in compliance with it debt service coverage ratio covenant at March 31, 2001 and June 30, 2001. The Company received waivers from FINOVA for the debt service coverage ratio covenant for these periods. This waiver is in effect for the period ended June 30, 2001.

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

TeamStaff used the proceeds from the sale of the preferred stock in order to prepay approximately $3,800,000 of debt (including interest and related fees) owed to its primary lender FINOVA Capital Corporation. Thus on April 12, 2001, the Company retired the $4.0 million term loan discussed above. This early paydown allowed TeamStaff to save approximately $325,000 in success fees plus on-going interest expense that would have been incurred through the maturity date of April 2003. Under the terms of its agreement with FINOVA Capital Corporation (FINOVA), the Company will save $325,000 in success fees if it retires all its debt with FINOVA by September 30, 2001. As part of its original loan agreement with FINOVA, the Company had incurred a $500,000 success fee as of April 7, 2001. The Company took a $175,000 pre-tax charge to earnings in the third Fiscal quarter to account for the success fee required to be paid prior to retiring the debt. For the quarter, this will only represent an increase in interest expense of $50,000 since the Company would have normally been amortizing the $500,000 fee each quarter. The Company estimates that it will consummate the merger with


                                    21 of 26

BrightLane prior to September 30, 2001, which will allow it to retire all its debt with FINOVA.

Total outstanding debt (principal) as of July 31, 2001 and June 30, 2001 was $4,530,000 and $4,634,000 respectively, and represents the FINOVA credit facility and capital lease obligations. For the trailing twelve months ended June 30, 2001 and March 31, 2001, the Company was not in compliance with its debt service coverage covenant. The Company received waivers from FINOVA for the debt service coverage covenant for these periods.

On July 22, 1999 the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock subject to the approval of the Company's lenders and any regulatory approval required. As of June 30, 2001, the Company repurchased 35,400 shares at an average cost of $3.84. These share repurchases are reflected as treasury shares in the Company's financial statements and will be retired. The Company did not repurchase any additional shares during the most recent quarter ended June 30, 2001.

In July 2000, the Company made claims for indemnification against the selling shareholders of the TeamStaff Companies, which were acquired by the Company in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, the Company entered into a settlement agreement with the former owners of the TeamStaff Companies. Under the settlement agreement, the former owners agreed to be liable and responsible for certain potential liabilities estimated at approximately $540,000 and agreed that 55,000 shares, which had been held in escrow since the acquisition, were to be cancelled and the Company agreed to release 29,915 escrow shares to the former owners. The Company retains 75,000 shares in escrow to provide security for the former owner's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. There was no material impact on the Company's earnings for the quarter ended June 30, 2001 as a result of the agreement. To the knowledge of the Company, the former owners are engaged in negotiations and settlement of the claims for which they agreed to be liable. In the event that the Company incurs liability to third parties with respect to the claims, the Company would declare an event of default under the settlement agreement and seek collection from the former owners.

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


                                    22 of 26

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK

The Company does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks which might otherwise result from such practices. Other than with respect to its credit facility with FINOVA Capital, the Company has no material interest rate risk and is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments

In the normal course of business, as a result of its outstanding credit facility, the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the cost of financing, and as a result, the operations of the Company. The Company's loan terms with FINOVA provide for interest at prime plus one percent(revolver portion) or prime plus three percent(term loans). Based on the Company's overall interest rate exposure at June 30, 2001, primarily variable rate debt related to its credit facility with FINOVA Capital, a hypothetical 10 percent change in interest rates applied to the fair value of the financial instruments as of June 30, 2001 would have no material impact on earnings, cash flows or fair values of interest rate risk sensitive instruments over a one-year period.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As previously disclosed in Form 8K filed with the SEC on April 17, 2001, on April 12, 2001, BrightLane.com, Inc. purchased 3,500,000 shares of newly created Series A Convertible Preferred Stock of TeamStaff for a purchase price of $3,500,000. The preferred stock is convertible at the conversion rate of 70% of the market price of TeamStaff's common stock at the time of conversion, provided, however, in no event will BrightLane be entitled to receive more than 1,500,000 shares of TeamStaff common stock. The preferred stock may not be converted unless (i) the Agreement and Plan of Merger with BrightLane is terminated or (ii) the transaction is not consummated by September 30, 2001. In the event the acquisition of BrightLane is consummated, the preferred stock will be retired. There are no voting rights related to the preferred stock. The purchase was consummated pursuant to Section 4(2) of the Securities Act


                                    23 of 26
of 1933 and/or Regulation D promulgated thereunder.

TeamStaff used the proceeds from the sale of the preferred stock in order to prepay approximately $3,800,000 of debt (including interest and related fees) owed to its primary lender FINOVA Capital Corporation. This early paydown allowed TeamStaff to save approximately $325,000 in success fees plus on-going interest expense that would have been incurred through the maturity date of April 2003. Under the terms of its agreement with FINOVA Capital Corporation (FINOVA), the Company will save $325,000 in success fees if it retires all its debt with FINOVA by September 30, 2001. As part of its original loan agreement with FINOVA, the Company had incurred a $500,000 success fee as of April 7, 2001. The Company took a $175,000 pre-tax charge to earnings in the third Fiscal quarter to account for the success fee required to be paid prior to retiring the debt. For the quarter, this will only represent an increase in interest expense of $50,000 since the Company would have normally been amortizing the $500,000 fee each quarter. The Company estimates that it will consummate the merger with BrightLane on or about August 31, 2001, which will allow it to retire all its debt with FINOVA.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the quarter ended June 30, 2001.

The Company's Annual Meeting has been scheduled for August 29, 2001. At the Annual Meeting, shareholders will be requested to act upon the following items:

      1. the issuance of up to 8,216,631 shares of common stock to the holders of the capital stock of BrightLane.com, Inc. and related transactions, pursuant to the terms of the Agreement and Plan of Merger Agreement dated as of March 6, 2001 as amended, between the Company and BrightLane.com, Inc.;

      2.    the election of directors;

      3.    such other matters as may properly be brought before the meeting.


The Company mailed its proxy statement related to the Annual Meeting to shareholders on August 8, 2001.


                                    24 of 26

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

A new Board will be formed consisting of a total of nine persons, four of whom will be persons from the current TeamStaff Board of Directors and four persons from the BrightLane Board, including representatives of First Union Corporation and Nationwide Financial, Inc., both of whom are significant shareholders of BrightLane. The ninth member will be agreed upon jointly.

Closing of the transaction is subject to voting approval of shareholders of both BrightLane and TeamStaff and normal and customary closing conditions, as well as the cash position and market capitalization positions described above. The parties expect to close the transaction on or about August 31, 2001.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

None

(b)   Reports on Form 8-K


Reports                                               Item Reported
-------                                               -------------
1.    Form 8-K filed on April 17, 2001                      Item 5


                                    25 of 26

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


Date: August 14, 2001



                                    26 of 26