Form 10-K
period 2001-09-30
TEAMSTAFF INC
filed 2002-01-14
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/             ANNUAL REPORT PURSUANT TO SECTION 13 ON 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

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

                           Yes   [x]    No    [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On January 8, 2002 the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $60,344,000 based upon the average bid and asked price for such Common Stock on said date as reported by Nasdaq National Market. On such date, there were 16,252,444 shares issued and outstanding of Common Stock of the Registrant.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                            [Cover Page 2 of 2 Pages]

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         TeamStaff, Inc. (referred to as the "Company"), a New Jersey Corporation, was founded in 1969 as a payroll service company and has evolved into a leading provider of human resource management and professional employer organization ("PEO") services to a wide variety of industries in 50 states. TeamStaff's wholly-owned subsidiaries include TeamStaff Solutions, Inc., DSI Staff ConnXions-Northeast Inc., DSI Staff ConnXions-Southwest Inc., TeamStaff Rx, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employee Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc., and BrightLane.com, Inc. ("BrightLane") (collectively referred to, with TeamStaff, as the "Company").

         The Company currently provides five types of services related to the employee leasing, temporary staffing and payroll service businesses: (1) professional employer organization services, such as payroll processing, personnel and administration, benefits administration, workers' compensation administration and tax filing; (2) employer human resource services, such as payroll processing and tax filing; (3) contract staffing, or the placement of temporary and permanent employees; (4) temporary staffing for medical profession; and (5) voucher processing services. TeamStaff currently furnishes PEO employees, payroll and contract staffing services to over 3,700 client organizations with approximately 21,000 worksite employees, 750 staffing employees and processing for approximately 33,000 payroll service employees and believes that it currently ranks, in terms of revenues and worksite employees, as one of the top professional employer organizations in the United States. The Company's contract staffing business mainly places temporary help in hospitals and clinics throughout the United States through its Clearwater, Florida and Houston, Texas offices. BrightLane, a recently acquired business unit, provides an online business center and technology group providing Internet-based solutions for growing businesses. The Company has six regional offices located in Somerset, New Jersey; Houston, Texas; Woburn, Massachusetts; Alpharetta, Georgia; and Delray and Clearwater, Florida and seven sales service centers in New York, New York; Houston, Texas; Delray and Clearwater, Florida; Woburn, Massachusetts; Alpharetta, Georgia; and Somerset, New Jersey.

         Recognizing the desire by many small businesses to be relieved of human resource administrative functions, the Company has formulated a strategy of emphasizing PEO and "outsourcing" services. In PEO, a service provider becomes a co-employer of the client company's employees and assigns these employees to the client to perform their intended functions at the worksite.

         As a PEO, the Company essentially provides services that function as the personnel department for small to medium sized companies. The Company believes that by offering services which relieve small and medium sized businesses of the ever-increasing administrative burden of employee-related record keeping, payroll processing, benefits administration, employment of temporary and permanent specialized employees and other human resource functions, the Company has positioned itself to take advantage of a major growth opportunity during this decade and the next.

         Management has determined to emphasize the Company's future growth in the PEO and outsourcing industry. The Company's expansion program focuses on internal growth through the cross marketing of its PEO services to its entire client base and the acquisition of compatible businesses strategically situated in new areas or with a client base serviceable from existing facilities. While TeamStaff continues to sell stand-alone employer services, such as payroll and tax filing, it emphasizes the PEO component of its service offerings with a goal of becoming the leading provider of PEO services in the United States. A major component of the Company's growth strategy is the acquisition of well-situated, independent PEO companies whose business can be integrated into the Company's operations. However, there can be no assurance any such acquisition will be consummated by the

Company.

         TeamStaff, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its executive offices at 300 Atrium Drive, Somerset, New Jersey 08873 where its telephone number is (732) 748-1700.

RECENT DEVELOPMENTS

BRIGHTLANE ACQUISITION

         Effective August 31, 2001, the Company acquired BrightLane, an Online Business Center (OBC) and technology group providing Internet-based solutions for growing businesses. Developed technology focused on increasing buying power and reducing transaction costs. This technology is now being refocused to drive a new venture for the Company called TeamStaff ConnXions. TeamStaff ConnXions will be a conduit to both the clients and employees of the Company offering a variety of services through strategic partners such as web page developers, a full line of insurance and benefit products and procurement services. BrightLane integrates these services through proprietary unified login and hub technology that offers businesses security. BrightLane is also spearheading the technology efforts of the Company, most specifically in terms of the implementation of the Lawson software package the Company has licensed.

         Other than payments for fractional shares, the shareholders of BrightLane receive an aggregate of 8,066,522 shares of TeamStaff's Common Stock in exchange for their BrightLane Common Stock, Series A Preferred, Series B Preferred and Series C Preferred stock. The exchange ratios (rounded) and aggregate shares for the classes of BrightLane capital stock were as follows:

        Title of BrightLane                                              Aggregate
           Capital Stock                     Exchange Ratio          TeamStaff Shares
        -------------------                  --------------          ----------------
      Common Stock (less fractional shares)     0.2314549                  1,601,622
      Series A Preferred Stock                 22.7740000                    874,295
      Series B Preferred Stock                  1.9410000                  3,334,117
      Series C Preferred Stock                  4.2050000                  2,256,488
                                                                           ---------
                        TOTAL (less fractional shares)                     8,066,522


         As a result of issuance to the BrightLane shareholders in the transaction, the former BrightLane shareholders received 8,066,522 shares and, assuming all such shares are issued as of January 8, 2001, TeamStaff has approximately 16,200,000 shares outstanding.

         In connection with the transaction, persons holding BrightLane options to acquire approximately 2,078,000 BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares ) exercised their options. TeamStaff made recourse loans of approximately $1,025,000 principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans are repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years.

         First Union Corporation, through an affiliate, held all of the BrightLane Series B Preferred stock, and therefore owns 3,334,117 shares of TeamStaff's Common Stock (approximately 20% of the outstanding TeamStaff

Common Stock). In addition, Nationwide Financial Services, Inc. held all of the BrightLane Series C Preferred stock, and therefore owns 2,256,488 shares of TeamStaff's Common Stock (approximately 14% of the outstanding TeamStaff Common Stock).

         Under the terms governing the transaction, certain option holders were restricted from selling TeamStaff shares acquired from the exercise of their BrightLane options for a period of up to two years. T. Stephen Johnson and his spouse, Mary Johnson, also a former director of BrightLane, were the only option holders who exercised their options and who were subject to these lockup provisions. Due to the significant rise in the Company's stock price at the time of the acquisition and the significant increase in the amount of the tax loans to be made to T. Stephen Johnson and Mary Johnson, the Board of Directors of TeamStaff concluded it would be more appropriate to allow Mr. and Mrs. Johnson to sell a portion of their TeamStaff shares to cover their tax liability rather than carry a large loan receivable on the Company's financial statements. The Board therefore agreed to allow the sale of up to 40% of Mr. and Mrs. Johnson's option shares (approximately 56,230 TeamStaff shares) as an exempt transaction under SEC Rule 16(b)(3). The Company has been advised that these shares were sold in September 2001.

         In connection with the BrightLane acquisition, TeamStaff repaid approximately $8,289,000 of total outstanding debt (including interest and related financing fees) owed to FINOVA Capital Corporation. Of this amount, approximately $3,800,000 was paid in April 2001 and the remaining $4,489,000 was paid in September 2001.

OTHER ACQUISITION ACTIVITY

         Effective December 14, 2001, TeamStaff executed an agreement to acquire accounts and related assets of Corporate Staffing Concepts LLC., a PEO entity operating primarily in western Massachusetts and Connecticut. The agreement provided that TeamStaff would acquire the PEO related accounts of Corporate Staffing Concepts for $275,000 paid at closing, and stock, which would be paid in connection with an earn out in one year, based upon the number of worksite employees remaining from the accounts being acquired. Closing of the transaction occurred effective January 1, 2002.

SERVICES

PROFESSIONAL EMPLOYER ORGANIZATION (PEO)

         The Company's core business, and the area management will continue to emphasize, is its PEO services business. When a client utilizes the Company's PEO services, the client administratively transfers all or some of its employees to the Company, which then provides them to the client. TeamStaff thereby becomes a co-employer and is responsible for all human resource functions, including payroll, benefits administration, tax reporting and personnel record keeping. The client still manages the employees and determines salary and duties in the same fashion as any employer. The client is, however, relieved of reporting and tax filing requirements and other administrative tasks. Moreover, because of economies of scale, the Company is able to negotiate favorable terms on workers' compensation coverage, health benefits, retirement programs, and other valuable services. The client company benefits because it can then offer its employees the same or similar benefits as larger companies, and successfully compete in recruiting highly qualified personnel, as well as build the morale and loyalty of its staff.

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

TEMPORARY STAFFING SERVICES

         TeamStaff provides temporary staffing services through two subsidiaries, TeamStaff Rx, Inc. and TeamStaff Solutions, Inc., which have, in the aggregate, more than 30 years of experience in placing temporary and permanent employees with specialized skills and talents with regional, national and international employers. Temporary staffing enables clients to attain management and productivity goals by matching highly trained professional and technical personnel to specific project requirements.

         TeamStaff focuses its temporary staffing services in two specific markets where it places employees on a temporary long-term assignment or on a permanent basis: (1) radiological technologist, diagnostic sonographers, cardiovascular technologists, radiation therapists, registered nurses and other medical professionals with hospitals, clinics and therapy centers throughout the United States; and (2) technical employees, such as engineers, information systems specialists and project managers primarily with Fortune 100 companies for specific projects. Clients whose staff requirements vary depending on the level of current projects or business are able to secure the services of highly qualified individuals on an interim basis.

         The Company provides technical and professional medical employees to clients on a temporary and permanent basis through its TeamStaff Rx subsidiary. TeamStaff Rx's clients are dependent on temporary staffing to supplement various internal departments for staffing shortages due to vacations, medical leaves and other causes. TeamStaff Rx fills its clients needs by providing qualified medical personnel on a weekly, monthly, quarterly or longer basis, depending upon a client's particular staffing objectives. TeamStaff Rx also provides targeted recruiting and placement for clients for permanent employees. Additionally, if an employee placed on temporary assignment ultimately is hired by the client on a permanent basis, TeamStaff Rx receives a recruitment fee from that client.

         The current unprecedented shortage in the availability of qualified technical and professional medical personnel has, in management's opinion, created a market opportunity for TeamStaff Rx. The Company believes that TeamStaff Rx is in a pivotal position to increase its market share based on its reputation and experience in the medical staffing industry.

         The Company provides various technical employees through its TeamStaff Solutions, Inc. ("TeamStaff Solutions") subsidiary. Like TeamStaff Rx, TeamStaff Solutions meets clients' needs by providing qualified technical staff, such as engineers and project managers, on short- or long-term project-specific assignments or to meet staffing shortages. TeamStaff Solutions also provides clients with targeted recruitment and placement services for permanent employees. Should a temporary employee be hired by the client directly, TeamStaff Solutions also receives a recruitment fee from the client.

         The Company has developed a disbursement administration program that provides voucher processing and payment assistance to various governmental and other organizations in the metropolitan New York area. This program is provided through the Company's TeamStaff Solutions subsidiary.

         Voucher processing and payment is different from the Company's ordinary human resource outsourcing services in that, as part of this program, payments are not being made to individuals who are or may be classified as the Company's employees or who might otherwise be classified as the client's employees. Rather, the Company makes, on behalf of its client, payments to individuals or entities for services rendered to the client upon submission to the client or the Company of a "voucher" for services rendered. Ordinarily, these payments would be made by a client internally through its accounts payable or a similar department. However, the volume, frequency and complexity of these disbursements frequently drive a client to outsource disbursement management.

         The Company has utilized its experience in high-volume payroll processing and payment management to develop its disbursement administration program. The Company can make voucher payments on any time schedule selected by the client and can provide customized management reports tailored to meet the client's specific needs and objectives. Currently, the Company processes approximately 3,500 disbursements per week as part of multi-year disbursement management contracts. The Company believes that its market position will increase as it gains more experience in voucher payment processing and management and as the demand for these services grows.

         The Company's temporary staffing services provide clients the ability to "rightsize"; that is, to expand or reduce their workforces in response to changing business conditions. Management believes that these services provide numerous benefits to the client, such as saving the costs of salary and benefits of a permanent employee whose services are not needed throughout the year. The client also avoids the costs, uncertainty and delays associated with searches for qualified interim employees. The Company's temporary staffing services also allow a client to avoid administrative responsibility for payroll, payroll taxes, workers' compensation, unemployment and medical benefits for these interim employees.

         Management believes that its temporary staffing services provide a client with an increased pool of qualified personnel, since the Company's temporary staffing employees have access to a wide array of benefits, such as paid time off, health and life insurance, Section 125 premium conversion plans, and 401(k) retirement savings plans. These benefits provide temporary employees with the motivation of permanent workers without additional benefit and administrative costs to the client.

ACQUISITION STRATEGY

         TeamStaff has previously announced a corporate policy to expand in the past through strategic acquisitions of similar businesses. A key component of TeamStaff's growth strategy has been, and will continue to be, the acquisition of compatible businesses to expand its operations and customer base. These acquisitions may be acquisitions of stock or asset transactions related to our businesses. Currently, the human resource service industry includes numerous small companies seeking to develop services, operations and customer base similar to those developed by TeamStaff. TeamStaff has acquired companies in the human resource industry in the past. However, with the business and strategy of TeamStaff further developed, acquisitions in the future will be concentrated in the outsourcing business. TeamStaff believes that with a limited number of key acquisitions of regional PEO companies, who possess a strong customer base and regional reputation, TeamStaff will be able to grow into an industry leader in revenue size and scope of services offered.

         A prospective acquisition candidate may be either a public or private company, but will be required to meet certain financial criteria and growth potential established by TeamStaff. In addition, as the market and industry evolves, TeamStaff may also consider non-PEO entities for strategic acquisitions or mergers, in an effort to expand both service and the client base. TeamStaff management evaluates acquisition candidates by analyzing the target company's management, operations and customer base, which must complement or expand TeamStaff's operations and financial stability, including our profitability and cash flow. Our long-term plan is to expand sales and income potential by achieving economies of scale as we expand and regionalize our revenue base. There can be no assurance, however, that TeamStaff will be able to successfully identify, acquire and integrate new companies into our operations.

CUSTOMERS

         The Company's customer base consists of over 3,700 client companies, representing approximately 54,400 employees (including client employees who receive payroll services and are not considered co-employees of the Company) as of September 30, 2001. The Company's client base is broadly distributed throughout a wide variety of industries; however, more than 70% of the customers in the payroll processing area are in the construction industry and substantially all of the customers of the Company's subsidiary, TeamStaff Rx , Inc., are engaged in the healthcare industry.

         The Company intends to maintain diversity within its client base to lower its exposure to downturns or volatility in any particular industry and help insulate the Company to some extent from general economic cycles. All prospective customers are also evaluated individually on the basis of workers' compensation risk, group medical history, unemployment history and operating stability.

SALES AND MARKETING

         The Company maintains sales and marketing personnel in all of its locations, which currently include New Jersey, New York, Texas, Florida, Georgia, and Massachusetts. Our sales and marketing personnel travel throughout the United States in an effort to expand our business.

         Sales personnel offer customers a full array of the Company's services, professional employment, payroll and contract staffing, which supports the cross-marketing of TeamStaff's products and enables the sales representative to employ a professional consultative approach to satisfying clients needs rather than forcing a single solution.

         The Company and First Union Corporation, a leading financial services company, have signed, effective August 31, 2001, an agreement to market the Company's professional employer services to First Union's small business customers. The agreement calls for a multi-year relationship in which the Company will be a authorized marketer of professional employer services to First Union's business banking customers. This agreement presents the Company with a significant opportunity to market our services to First Union's extensive customer base of small businesses. At the same time it presents First Union an opportunity to offer a comprehensive outsourced human resource package to its clients.

         The Company and Capital One, a leading financial services company, have formed an alliance to co-market TeamStaff's professional employer services. The agreement calls for a multi-year relationship in which TeamStaff will be the exclusive authorized marketer of professional employer services to Capital One's small business cardholders. As a result of this agreement, TeamStaff has a world-class leader in the marketing of credit cards actively promoting TeamStaff services to Capital One's small business customer base.

         The Company has licensed Lawson software to implement an Internet-based sophisticated human resource management system during fiscal year 2002. Management believes that an Internet-based system will assist the Company's growth in the future and grow its e-business, interacting with both our clients and employees through the Internet. Management's belief is that the system will allow the Company to grow dramatically in the future.

COMPETITION

         The PEO industry consists of approximately 2,000 companies, most of which serve a single market or region. The Company believes that there are several PEOs with annual revenue exceeding $500 million, three of which are publicly traded companies. The largest PEO, in terms of revenue, is Administaff, Inc., with revenue in excess of $4 billion. While there are several other large PEOs among the approximately 2,000 companies, many are located in Florida and other states in the Sunbelt. The Company considers its primary competition to be these large national and regional PEO providers, as well as the traditional form of employment of employees.

         The payroll services industry is characterized by intense competition. The principal competitive factors are price and service. Management believes that Automatic Data Processing, Inc. and Paychex, Inc., which have purchased PEOs in Florida, are and will remain competitors in the future. The Company also competes with manual payroll systems sold by numerous companies, as well as other providers of computerized payroll services, including banks, and smaller independent companies. Some companies have in-house computer capability to generate their own payroll documents and reports. The increasing availability of personal computers at low cost may result in additional businesses acquiring such capabilities.

         The temporary staffing industry consists of thousands of other companies. Some of the companies are in the medical staffing arena, but few compete directly with the Company's medical imaging group. The primary competitors are CompHealth and Aureous.

         The Company competes with these companies by offering customized products, personalized service, competitive prices and specialized personnel to satisfy a client's particular employee requirements.

         Management of the Company believes that its broad scope of human resource management services and its commitment to quality service differentiate it from its competition. Many companies compete in the various segments of the human resource and financial services marketplace. Management believes that its concentration on providing comprehensive outsourcing of human resource management services will set it apart from its competitors. While many of the PEOs entered the industry as a result of workers' compensation or health insurance problems, the Company is establishing itself as a professional employer organization that will assist companies, small and large, with all of their human resource management challenges.

INDUSTRY/GOVERNMENT REGULATION

INTRODUCTION

         The Company's operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who are assigned to work at client company locations (sometimes referred to as "worksite employees"), the Company assumes certain obligations and responsibilities of an employer under these federal and state laws in its PEO operations. Many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer organizations, temporary employment, and outsourcing arrangements, and do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of "employer" under these laws is not uniform. Accordingly, the application of these laws to the Company's business cannot be assured.

         Some governmental agencies that regulate employment and labor laws have developed rules that specifically address labor and employment issues raised by the relationship among clients and PEOs. Existing regulations are relatively new and, therefore, their interpretation and application by administrative agencies and federal and state courts are limited or non-existent. The development of additional regulations and interpretation of existing regulations can be expected to evolve over time. The Company cannot predict with certainty the nature or direction of the development of federal, state and local regulations.

         As an employer, the Company is subject to all federal statutes and regulations governing its employer-employee relationships.

FEDERAL AND STATE EMPLOYMENT TAXES

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

         Under these statutes, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. There is still considerable uncertainty as to the status of leased employees in relation to these statutes. While the Company believes that it can assume the client company's withholding obligations, in the event the Company fails to meet these obligations, the client company may be held jointly and severally liable for these payments. These interpretive uncertainties may have an impact on the Company's PEO business.

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

         Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." A definitive judicial interpretation of "employer" in the context of a PEO arrangement has not been established. If the Company were found not to be an employer for ERISA purposes, its plans may not comply with ERISA and the level of services the Company could offer may be adversely affected. Further, as a result of such finding, the Company and its plans would not enjoy the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.

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

         While many states do not explicitly regulate PEOs, approximately 21 states have passed laws that have licensing, registration or certificate requirements for PEOs and other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs. Whether or not a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. TeamStaff and/or a TeamStaff subsidiary is currently licensed, registered or certified in Arkansas, Colorado, Florida, Illinois, Kentucky, Louisiana, Maine, Massachusetts, New Hampshire, New Mexico, Rhode Island, South Carolina, Tennessee, Texas, Vermont and Virginia.

EMPLOYEES

         As of December 31, 2001, the Company employed 286 employees, both full-time and part-time, including executive officers, an increase from 263 during the previous fiscal year. The Company also employs approximately 21,000 worksite employees (excludes payroll services employees) and 750 temporary employees on client assignments. The Company believes its relationship with its employees is satisfactory. None of the Company's corporate office and sales employees are covered by a collective bargaining agreement.

RISK FACTORS

         You should carefully consider the risks described below with respect to our operations, businesses and financial condition. The risks and uncertainties described below are not the only ones facing us. Other risks and uncertainties that we have not predicted or assessed may also adversely affect us. Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," and "continue" or other similar words. You should read statements that contain these words carefully for the following reasons:

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

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed below, as well as any cautionary language in this filing, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in us, you should be aware that the occurrence of any of the events described in the risk factors below, elsewhere in this filing and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition or business. In such case, the price of our securities could decline and you may lose all or part of your investment.

WE MAY ACQUIRE ADDITIONAL COMPANIES WHICH MAY RESULT IN ADVERSE EFFECTS ON OUR EARNINGS.

         We may at times become involved in discussions with potential acquisition candidates. Any acquisition that we may consummate may have an adverse effect on our liquidity and earnings and may be dilutive to our earnings. In the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, our shareholders may experience dilution in their shareholders' equity.

OUR FINANCIAL CONDITION MAY BE AFFECTED BY INCREASES IN HEALTH CARE AND WORKERS' COMPENSATION INSURANCE COSTS.

         Health care insurance premiums and workers' compensation insurance coverage comprise a significant part of our operating expenses. Accordingly, we use managed care procedures in an attempt to control these costs. Changes in health care and workers' compensation laws or regulations may result in an increase in our costs and we may not be able to immediately incorporate such increases into the fees charged to clients because of our existing contractual arrangements with clients. As a result, any such increases in these costs could have a material adverse effect on our financial condition, results of operations and liquidity.

OUR FINANCIAL CONDITION MAY BE AFFECTED BY RISKS ASSOCIATED WITH THE HEALTH AND WORKERS' COMPENSATION CLAIMS EXPERIENCE OF OUR CLIENTS.

         Although we utilize only fully-insured plans of health care and incur no direct risk of loss under those plans, the premiums that we pay for health care insurance are directly affected by the claims experience of our clients. If the experience of the clients is unfavorable, the premiums that are payable by us will increase. We may not be able to pass such increases onto our clients, which may reduce our profit margin. Increasing health care premiums could also place us at a disadvantage in competing for new clients. In addition, periodic reassessments of workers' compensation claims of prior periods may require an increase or decrease to our reserves, and therefore may also affect our present and future financial condition.

OUR FINANCIAL CONDITION MAY BE AFFECTED BY INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES AND WORKERS' COMPENSATION RATES.

         Health insurance premiums, state unemployment taxes and workers' compensation rates are in part determined by our claims experience and comprise a significant portion of our direct costs. If we experience a large increase in claim activity, our unemployment taxes, health insurance premiums or workers' compensation insurance rates could increase. Although we employ internal risk management procedures in an attempt to manage our claims incidence, estimate claims expenses and structure our benefits contracts to provide as much cost stability as possible, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our clients. Since our ability to incorporate such increases into service fees to our clients is constrained by contractual arrangements with clients, a delay could result before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

SIGNIFICANT GROWTH THROUGH ACQUISITIONS MAY ADVERSELY AFFECT OUR MANAGEMENT AND OPERATING SYSTEMS.

         We completed three significant acquisitions during the past three calendar years and intend to continue to pursue a strategy of acquiring compatible businesses in the future. Our growth is making significant demands on our management, operations and resources, including working capital. If we are not able to effectively manage our growth, our business and operations will be materially harmed. To manage growth effectively, we will be required to continue to improve our operational, financial and managerial systems, procedures and controls, and hire and train new employees while managing our current operations and employees. Historically, our cash flow from operations has been insufficient to expand operations and sufficient capital may not be available in the future.

OUR PAYROLL BUSINESS MAY BE ADVERSELY AFFECTED IF THERE IS AN ECONOMIC DOWNTURN IN THE CONSTRUCTION BUSINESS.

         Although we have expanded our services to a number of industries, our payroll service business continues to rely to a material extent on the construction industry. During the last fiscal year, construction related business accounted for approximately 70% of our payroll service business' total customers. Accordingly, if there is a slowdown in construction activities, it will affect our revenues and profitability. Management believes its reliance on the construction business will continue to decline as its customer base expands and becomes more diversified.

OUR BUSINESS MAY BE ADVERSELY AFFECTED DUE TO ECONOMIC CONDITIONS IN SPECIFIC GEOGRAPHIC MARKETS.

         While we have offices located in seven markets in five different states, the majority of our revenues are derived through our Florida and Texas operations. While we believe that our market diversification will eventually lessen this risk in addition to generating significant revenue growth, we may not be able to duplicate in other markets the revenue growth and operating results experienced in our Florida and Texas markets.

UNFAVORABLE INTERPRETATIONS OF GOVERNMENT LAWS MAY HARM OUR OPERATIONS.

         Our operations are affected by many federal, state and local laws relating to labor, tax, insurance and employment matters and the provision of managed care services. Many of the laws related to the employment relationship were enacted before the development of alternative employment arrangements, such as those that we provide, and do not specifically address the obligations and responsibilities of non-traditional employers. The unfavorable resolution of unsettled interpretive issues concerning our relationship could have a material adverse effect on our results of operations, financial condition and liquidity. Uncertainties arising under the Internal Revenue Code of 1986 include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans we and other alternative employers provide. In addition, new laws and regulations may be enacted with respect to its activities which may also have a material adverse effect on our business, financial condition, results of operations and liquidity.

IF GOVERNMENT REGULATIONS REGARDING PEOS ARE IMPLEMENTED, OR IF CURRENT REGULATIONS ARE CHANGED, OUR BUSINESS COULD BE HARMED.

         Because many of the laws related to the employment relationship were enacted prior to the development of professional employer organizations and other staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters. By entering into an employment relationship with employees who work at client locations, we assume obligations and responsibilities of an employer under these laws. Uncertainties arising under the Internal Revenue Code of 1986, include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans provided by our company and other alternative employers. The unfavorable resolution of these unsettled issues could have a material adverse effect on results of operations and financial condition. While many states do not explicitly regulate PEOs, approximately one-third of the states have enacted laws that have licensing or registration requirements for PEOs, and several additional states are considering such laws. Such laws vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs and specify the employer responsibilities assumed by PEOS. There can be no assurance that we will be able to comply with any such regulations which may be imposed upon us in the future, and our inability to comply with any such regulations could have a material adverse effect on our results of operations and financial condition. In addition, there can be no assurance that existing laws and regulations which are not currently applicable to us will not be interpreted more broadly in the future to apply to our existing activities or that new laws and regulations will not be enacted with respect to our activities. Either of these changes could have a material adverse effect on our business, financial condition, results of operations and liquidity.

WE MAY NOT BE ABLE TO OBTAIN ALL OF THE LICENSES AND CERTIFICATIONS THAT WE NEED TO OPERATE.

         State authorities extensively regulate the PEO industry and some states require us to satisfy operating, licensing or certification requirements. If we are unable to obtain or maintain all of the required licenses or certifications that we need, we could experience material adverse effects to our results of operations, financial condition and liquidity.

HEALTH CARE OR WORKERS' COMPENSATION REFORM COULD IMPOSE UNEXPECTED BURDENS ON OUR ABILITY TO CONDUCT OUR BUSINESS.

         Regulation in the health care and workers' compensation fields continues to evolve, and we cannot predict what additional government regulations affecting our business may be adopted in the future. Changes in any of these laws or regulations may adversely impact the demand for our services, require that we develop new or modified services to meet the demands of the marketplace, or require that we modify the fees that we charge for our services. Any such changes may adversely impact our competitiveness and financial condition.

IF WE LOSE OUR QUALIFIED STATUS FOR CERTAIN TAX PURPOSES, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

         The Internal Revenue Service established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. One issue that arose in the course of these audits is whether PEOs should be considered the employers of worksite employees under Internal Revenue Code provisions applicable to employee benefit plans, which would permit PEOs to offer benefit plans that qualify for favorable tax treatment to worksite employees. If the IRS concludes that PEOs are not employers of worksite employees for purposes of the Internal Revenue Code, we would need to respond to the following adverse implications:

- the tax qualified status of our 401(k) plan could be revoked and our cafeteria plan may lose its favorable tax status;

- worksite employees would not be able to continue to participate in such plans or in other employee benefit plans;

- we may no longer be able to assume the client company's federal employment tax withholding obligations;

- if such a conclusion were applied retroactively, then employees' vested account balances in the 401(k) plan would become taxable immediately, we would lose our tax deduction to the extent contributions were not vested, the plan trust would become a taxable trust and penalties, and additional taxes for prior periods could be assessed.

         In such a circumstance, we would face the risk of client dissatisfaction as well as potential litigation, and our financial condition, results of operations and liquidity could be materially adversely affected.

WE ARE LIABLE FOR THE COSTS OF WORKSITE EMPLOYEE PAYROLL AND BENEFITS AND BEAR THE RISK IF SUCH COSTS EXCEED THE FEES PAYABLE TO US BY OUR CLIENTS.

         Under our standard client service agreement, we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefit costs and payroll taxes of such worksite employees. We assume these obligations as a principal, not merely as an agent of the client company. If a client company does not pay us or if the costs of benefits provided to worksite employees exceeds the fees paid by a client company, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our financial condition or results of operations. Our obligations include responsibility for

- payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to us of the associated service fee; and

         periodic reassessments of workers' compensation claims of prior periods may require an increase or decrease to our reserves, and therefore may also affect our present and future financial conditions; and

- providing benefits to worksite employees even if the costs we incur to provide those benefits exceed the fees paid by the client company.

WE BEAR THE RISK OF NONPAYMENT FROM OUR CLIENTS AND THE POSSIBLE EFFECTS OF BANKRUPTCY FILINGS BY CLIENTS.

         To the extent that any client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected. For work performed prior to the termination of a client agreement, we may be obligated, as an employer, to pay the gross salaries and wages of the client's worksite employees and the related employment taxes and workers' compensation costs, whether or not our client pays us on a timely basis, or at all. We have in the past incurred bad debt expense in connection with our contract staffing business. In addition, we have a nominal number of clients who fail to make timely payment prior to delivery of the payroll. A significant increase in our uncollected account receivables may have a material adverse effect on our earnings and financial condition.

         To the extent that TeamStaff extends credit to its clients under its client service agreements or is liable for employee payroll and related expenses and the client files for protection under the bankruptcy laws, TeamStaff may be unable to collect the funds owed to it from the client. As a result, TeamStaff may be required to pay payroll and related expenses without reimbursement. In addition, although TeamStaff believes that its client service agreements should be terminable by it once a client enters bankruptcy, there is a risk that a bankruptcy court may not agree and would require TeamStaff to continue to perform services for such client, thereby increasing the risk that TeamStaff would be unable to collect funds from the client. Therefore, the filing for bankruptcy by a significant client, or a number of clients, may have a material adverse effect upon TeamStaff's financial condition.

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

OUR STAFFING OF HEALTHCARE PROFESSIONALS EXPOSES US TO POTENTIAL MALPRACTICE LIABILITY.

         Through our TeamStaff Rx subsidiary, we engage in the business of contract staffing of temporary and permanent healthcare professionals. The placement of such employees increases our potential liability for negligence and professional malpractice of those employees. Although we are covered by liability insurance which we deem reasonable under the circumstances, not all of the potential liability we face will be fully covered by insurance. Any significant adverse claim which is not covered by insurance may have a material adverse effect on us.

WE MAY BE LIABLE FOR THE ACTIONS OF WORKSITE EMPLOYEES OR CLIENTS AND OUR INSURANCE POLICIES MAY NOT BE SUFFICIENT TO COVER SUCH LIABILITIES.

         Our client agreement establishes a contractual division of responsibilities between our company and each client for various human resource matters, including compliance with and liability under various governmental laws and regulations. However, we may be subject to liability for violations of these or other laws despite these contractual provisions, even if we do not participate in such violations. Although such client agreements generally provide that the client indemnify us for any liability attributable to the client's failure to comply with its contractual obligations and to the requirements imposed by law, we may not be able to collect on such a contractual indemnification claim, and thus may be responsible for satisfying such liabilities. In addition, worksite employees may be deemed to be our agents, subjecting us to liability for the actions of such worksite employees. As an employer, we, from time to time, may be subject in the ordinary course of our business to a wide variety of employment-related claims such as claims for injuries, wrongful death, harassment, discrimination, wage and hours violations and other matters. Although we carry $3 million of general liability insurance, with a $10,000 deductible, and carry employment practices liability insurance in the amount of $1 million per claim, with a $10,000 deductible, there can be no assurance that any such insurance we carry will be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. There also can be no assurance that sufficient insurance will be available to us in the future and, if available, on satisfactory terms. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, then our business and financial condition could be materially adversely affected.

OUR CLIENTS MAY BE HELD LIABLE FOR EMPLOYMENT TAXES, WHICH COULD DISCOURAGE SOME COMPANIES FROM TRANSACTING BUSINESS WITH US.

         Pursuant to the client service agreement, we assume sole responsibility and liability for the payment of federal employment taxes imposed under the Internal Revenue Code with respect to wages and salaries paid to our worksite employees. While the client service agreement provides that we have the sole legal responsibility for making these tax contributions, the Internal Revenue Service or applicable state taxing authority could conclude that such liability cannot be completely transferred to us. Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client company may be held jointly and severally liable therefore. There are essentially three types of federal employment tax obligations:

-        income tax withholding requirements;

-        obligations under the Federal Income Contribution Act; and

-        obligations under the Federal Unemployment Tax Act.

While this interpretive issue has not, to our knowledge, discouraged clients from enrolling with us, it is possible that a definitive adverse resolution of this issue would not do so in the future.

WE MAY NOT BE FULLY COVERED BY THE INSURANCE WE PROCURE.

         Although we carry liability insurance, the insurance we purchase may not be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. In addition, sufficient insurance may not be available to us in the future on satisfactory terms or at all. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, our business, financial condition, results of operations and liquidity could be materially adversely affected.

IF WE ARE NOT ABLE TO RENEW ALL OF THE INSURANCE PLANS WHICH COVER WORKSITE EMPLOYEES, OUR BUSINESS WOULD BE ADVERSELY IMPACTED.

         The maintenance of health and workers' compensation insurance plans that cover worksite employees is a significant part of our business. If we are unable to secure such renewal contracts, our business would be adversely affected. The current health and workers' compensation contracts are provided by vendors with whom we have an established relationship, and on terms that we believe to be favorable. While we believe that renewal contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.

OUR BUSINESS WILL SUFFER IF OUR SERVICES ARE NOT COMPETITIVE.

         Each of the payroll, temporary employee placement and the employee leasing industries are characterized by vigorous competition. Since we compete with numerous entities that have greater resources than us in each of our business lines, our business will suffer if we are not competitive with respect to each of the services we provide. We believe that our major competitors with respect to our payroll and tax services are Automatic Data Processing, Inc., Ceridian Corp. and Paychex, Inc., and with respect to employee placement (including temporary placements and employee leasing), Butler Arde, Tech Aid, Inc., Aureous, Comp Health, Gevity HR and Administaff, Inc. These companies have greater financial and marketing resources than us. We also compete with manual payroll systems and computerized payroll services provided by banks, and smaller independent companies.

IF WE CANNOT OBTAIN SUFFICIENT LEVELS OF TEMPORARY EMPLOYEES, OUR BUSINESS MAY BE AFFECTED.

         Two of our subsidiaries, TeamStaff Solutions and TeamStaff Rx, are temporary employment agencies which depend on a pool of qualified temporary employees willing to accept assignments for our clients. The business of these subsidiaries is materially dependent upon the continued availability of such qualified temporary personnel. Our inability to secure temporary personnel would have a material adverse effect on our business.

OUR CLIENT AGREEMENTS ARE TERMINABLE AND IF A SIGNIFICANT NUMBER OF CLIENTS DO NOT RENEW THEIR CONTRACTS, OUR BUSINESS MAY SUFFER.

         Our standard client agreement provides for successive one-year terms, subject to termination by us or by the client upon 60 days' prior written notice. A significant number of terminations by clients could have a material adverse effect on our financial condition, results of operations and liquidity.

IF WE ARE UNABLE TO RENEW OR REPLACE CLIENT COMPANIES, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

         Our standard client service agreement is subject to non-renewal on 30 days notice by either us or the client. Accordingly, the short-term nature of the client service agreement makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. In addition, our results of operations are dependent in part upon our ability to retain or replace our client companies upon the termination or cancellation of the client service agreement. Clients may determine to cancel their relationship with us for numerous reasons, including economic factors. It is possible that the number of contract cancellations will increase in the future.

SINCE WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK, YOU CANNOT EXPECT DIVIDEND INCOME FROM AN INVESTMENT IN OUR COMMON STOCK.

         We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Future potential lenders may prohibits us from paying dividends without its prior consent. Therefore, holders of our common stock may not receive any dividends on their investment in us. Earnings, if any, will be retained and used to finance the development and expansion of our business.

WE HAVE SOLD RESTRICTED SHARES OF COMMON STOCK WHICH MAY DILUTE OUR STOCK PRICE WHEN THEY ARE SELLABLE UNDER RULE 144.

         Of the 16,252,444 issued and outstanding shares (assuming surrender of all shares held by former BrightLane shareholders and the issuance of the 8,066,522 shares as contemplated in the transaction) of our common stock as of January 8, 2002, approximately 6,109,100 shares may be deemed "restricted shares" and, in the future, may be sold in compliance with Rule 144 under the Act. Possible or actual sales of our common stock by our present shareholders under Rule 144 may, in the future, have a depressing effect on the price of our common stock in the open market. Rule 144 provides that a person holding restricted securities which have been outstanding for a period of one year after the later of the issuance by our company or sale by an affiliate of our company, may sell in brokerage transactions an amount equal to 1% of our outstanding common stock every three months. A person who is a "non-affiliate" of our company and who has held restricted securities for over two years is not subject to the aforesaid volume limitations as long as the other conditions of the Rule are met. During fiscal 2001, we registered 2,570,000 shares on behalf of selling stockholders and have outstanding approximately 577,821 previously registered shares under our stock option plans. In addition, on January 4, 2002, our registration statement to provide for the resale of 6,194,511 shares was declared effective by the SEC. The sale of any of these shares may depress the trading price of our common stock.

WE MAY ISSUE PREFERRED STOCK WITH RIGHTS SENIOR TO OUR COMMON STOCK WHICH MAY ADVERSELY IMPACT THE VOTING AND OTHER RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

         Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights which would adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. Although we have no present intention to issue any shares of our preferred stock, in order to discourage or delay a change of control of our company, we may do so in the future. In addition, we may determine to issue preferred stock in connection with capital raising efforts.

ANTI-TAKEOVER PROVISIONS IN OUR ARTICLES OF INCORPORATION MAKE A CHANGE IN CONTROL OF OUR COMPANY MORE DIFFICULT.

         The provisions of our articles of incorporation and the New Jersey Business Corporation Act, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors might be willing to pay in the future for our common stock. Among other things, these provisions:

         require certain supermajority votes;

         establish certain advance notice procedures for nomination of candidates for election as directors and for shareholders' proposals to be considered at shareholders' meetings; and

         divide the board of directors into three classes of directors serving staggered three-year terms.

         Pursuant to our articles of incorporation, the board of directors has authority to issue up to 5,000,000 preferred shares without further shareholder approval. Such preferred shares could have dividend, liquidation, conversion, voting and other rights and privileges that are superior or senior to our common stock. Issuance of preferred shares could result in the dilution of the voting power of our common stock, adversely affecting holders of our common stock in the event of its liquidation or delay, and defer or prevent a change in control. In certain circumstances, such issuance could have the effect of decreasing the market price of our common stock. In addition, the New Jersey Business Corporation Act contains provisions that, under certain conditions, prohibit business combinations with 10% shareholders and any New Jersey corporation for a period of five years from the time of acquisition of shares by the 10% shareholder. The New Jersey Business Corporation Act also contains provisions that restrict certain business combinations and other transactions between a New Jersey corporation and 10% shareholders.

ITEM 2.  PROPERTIES

OPERATION AND FACILITIES

         The Company currently has processing centers in Somerset, New Jersey; Houston, Texas; Woburn, Massachusetts; and Clearwater and Delray, Florida. The Company also has sales service centers that are located in New York, New York; Somerset, New Jersey; Clearwater and Delray Florida; Alpharetta, Georgia; Houston, Texas; and Woburn, Massachusetts. A sales service center is an office used primarily for sales efforts and client services. The Company's strategy is to target acquisitions in the current areas of operation, whereby the Company will acquire a business or business accounts and absorb these accounts into the current operations with minimal additional overhead. The Company may also acquire compatible businesses strategically situated in new areas. The Company intends to continue its national expansion efforts in fiscal years 2002-2003, most likely through additional acquisitions and internal growth.

         TeamStaff leases its 15,000 square foot corporate headquarters in Somerset, New Jersey, as well as offices in Clearwater and Delray, Florida and Houston, Texas. The Company also leases sales offices in New York City; and Woburn Massachusetts. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2001, the Company's total lease expenses were $1,233,000.

         Although TeamStaff's offices are equipped with various software and computer systems, the Company is currently evaluating all systems including hardware and will upgrade accordingly. The Lawson software implementation is expected to be complete for all PEO offices within two fiscal years. At the Company's headquarters in Somerset, New Jersey, one high speed Xerox printer produces 200,000 plus checks monthly for its client base. This machine, which is integrated with the software system, does all of the printing on the checks, including the client name, the employee, dates, as well as the "Micro Encoding".

         The following is summary information on the Company's facilities:

                                        APPROXIMATE                 EXPIRATION
LOCATION                                SQUARE FEET                     DATE                          TERMS
--------                                -----------                     ----                          -----
2 Northpoint Drive.                          4,610                     7/01/02               $   7,757 per month
Suite 760
Houston, TX

1901 Ulmerton Road                          19,361                     5/31/05               $  36,234 per month
Suite 800
Clearwater, FL

4050 Rio Bravo, Suite 151                    3,126                     3/31/02               $   4,299 per month
El Paso, TX

Corporate Headquarters                      15,244                     9/30/07               $  27,686 per month

300 Atrium Drive
Somerset, NJ

245 Fifth Avenue, Suite 701                  3,560                     7/31/06               $  12,488 per month
New York, NY


Suite 108                                   10,379                     8/31/05               $  19,906 per month
1690 South Congress Ave.
Delray Beach, FL

800 West Cummings Park                       1,900                     9/14/05               $   4,533 per month
Suite 1500
Woburn, MA

31W775 North Ave.                              159                     2/28/02               $     231 per month
W. Chicago, IL

3650 Mansell Rd.                             6,753                    11/15/04               $  22,623 per month
Suite 200
Alpharetta, GA

ITEM 3.  LEGAL PROCEEDINGS

         The Company's subsidiary, DSI Staff Connxions-Southwest, Inc., was a defendant in a lawsuit (Frederico Farias v. Thomson Consumer Electronics and DSI Staff Connxions-Southwest, Inc., 327th Judicial District Case No. 96-3036; District Court of El Paso County, Texas) whereby a former leased employee of a client obtained a judgment against the Company during August, 1998 in the amount of $315,000 including interest. The judgment included approximately $95,000 in compensatory damages, $200,000 in punitive damages and $20,000 in pre-trail interest. In November 2000 the parties settled this case resulting in the payment of $230,000 by the Company. The amount is accrued for in the accompanying balance sheet as of September 30, 2001.

         In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the Sellers), which were acquired by the Company in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, the Company entered into a settlement agreement with the sellers. Under the settlement agreement, the sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $540,000 and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled and TeamStaff agreed to release 29,915 escrow shares to the sellers. TeamStaff retains 75,000 shares in escrow to provide security for the seller's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment in the last fiscal year for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the former owners.

         TeamStaff has received notice of a suit brought by certain persons who allege violations of the Title VII of the Civil Rights act of 1964 (Equal Employment Opportunity claims) and other employment related claims. The suit is entitled Deotha Woodbury, Gary Chance et all v. The City of New York (Department of Housing Preservation), Local 32B-32J Service Employees International Union, Alan Haves, Comptroller of the City of New York, Digital Solutions of New York, Inc. et al (United States District Court, SDNY Case No. 00-CV-1345). Plaintiffs allege violations resulting from their employment by the City of New York, for which TeamStaff's former subsidiary, Digital Solutions of New York, served as payroll processor as agent for the City of New York. TeamStaff believes it has various meritorious defenses, including res judicata, statute of limitations and other defenses. In addition, TeamStaff intends to seek indemnification from the City of New York under its contract with the City of New York for any damages which might be assessed. TeamStaff, Inc. has not been named as a defendant in the action.

         The Company's subsidiary, BrightLane is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff's in payment of services were inadequate to pay for the alleged agreed upon value of services. The Company intends to defend itself vigorously in this matter and believes that it has meritorious and valid defenses to plaintiff's claims. In addition, the former shareholders of BrightLane have placed approximately 158,000 shares in escrow to provide indemnification to TeamStaff. In the event that Atomic Fusion is successful in its claims, some or all of the Shares may be canceled in an amount equal to the amount of any successful claim by Atomic Fusion.

         In connection with its businesses as a professional employer organization, payroll services and staff leasing, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employee suits, workers' compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its client's employers for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, TeamStaff may be subject to liability.

                  TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff's financial conditions or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         TeamStaff, Inc. ("Teamstaff or the "Company") held its Annual Meeting of Shareholders on Wednesday August 29, 2001. As set forth in the Proxy Statement dated as of August 7, 2001, shareholders were requested to vote upon and approve the election of directors and the proposed acquisition of BrightLane.

         On the record date of July 31, 2001, there were 8,079,553 shares outstanding.

1.       Election of Directors

         Shareholders approved the election of the following Class 2 Directors:

                              Votes Cast           % Cast             Withhold                  %
Nominees                         For                 For          Authority to Vote          Withheld
--------                         ---                 ---          -----------------          --------
John H.  Ewing                 6,716,799             96%               261,064                  4%
Rocco J.  Marano               6,716,799             96%               261,064                  4%
Charles R. Dees,  Jr           6,716,799             96%               261,064                  4%


         In accordance with the Agreement and Plan of Merger dated as of March 6, 2001 among TeamStaff, Inc., BrightLane.com, Inc. and TeamSub, Inc., and as described in the Proxy Statement, following consummation of the transaction with BrightLane, the foregoing persons resigned from the Board of Directors effective September 4, 2001 and the Board was reconstituted as follows:

Name                                   Director Class            Term Expires
----                                   --------------            ------------
Donald MacLeod                         Class 3                   2002
Martin Delaney                         Class 3                   2002

T.  Stephen Johnson                    Class 1                   2003
William Marino                         Class 1                   2003
Susan Wolken                           Class 1                   2003

Karl Dieckmann                         Class 2                   2004
Donald Kappauf                         Class 2                   2004
David Carroll                          Class 2                   2004


2.  Proposal to Approve BrightLane Transaction

         Shareholders were requested to approve and adopt the issuance of up to 8,216,522 shares of Common Stock, and related transactions, as contemplated in the Agreement and Plan of Merger, dated as of March 6, 2001, as amended, by and among TeamStaff, Inc., BrightLane.com, Inc. and TeamSub, Inc. The proposal was approved by the following votes:

 Votes Cast                   Votes Cast                                  Withheld
For Adoption               Against Adoption                               Authority
of Proposal                  of Proposal             Abstained             to Vote
------------               ----------------          ---------            ---------
4,495,361                      36,823                 25,575               1,907,905


Of the shares entitled to vote and voting at the meeting (either by proxy or in person), approximately 69% voted in favor of the proposal related to the BrightLane transaction and approximately 29% withheld authority to vote.

                                     PART II

ITEM 5. MARKET OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.       PRINCIPAL MARKET

         The Company's Common Stock is traded in the over-the-counter market and included in the National Market System of the National Association of Securities Dealers, Inc. ("Nasdaq") under the symbol "TSTF". Effective June 2, 2000 the Company effected a reverse stock split at a rate of one (1) new share for each existing 3.5 shares of TeamStaff common stock. All common shares and per share amounts reflected in this report in the accompanying financial statements have been adjusted retroactively to effect the reverse stock split. The Company started trading on the National Market in June, 2001. Prior to such date, the Company was trading on the SmallCap market system.

B.       MARKET INFORMATION

         The range of high and low bid prices for the Company's Common Stock for the periods indicated below are:

COMMON STOCK

         FISCAL YEAR 1999                                                    HIGH                    LOW
         ----------------                                                    ----                    ---
         1st Quarter                                                        6 29/64                 3 9/32
         2nd Quarter                                                        5 11/16                 3 9/32
         3rd Quarter                                                        5 9/64                  3 1/16
         4th Quarter                                                        5 1/4                   3 1/2

         FISCAL YEAR 2000                                                    HIGH                    LOW
         ----------------                                                    ----                    ---
         1st Quarter                                                        5 1/32                  2 5/8
         2nd Quarter                                                        7 21/32                 4 3/8
         3rd Quarter                                                        7 21/64                 3 1/2
         4th Quarter                                                        3 13/16                 2 1/4

         FISCAL YEAR 2001                                                    HIGH                    LOW
         -----------------                                                   ----                    ---
         1st Quarter                                                        6 1/8                   2 13/32
         2nd Quarter                                                        6 3/16                  4  1/2
         3rd Quarter                                                        8 11/16                 4 19/32
         4th Quarter                                                       10 11/32                 5  3/4


         FISCAL YEAR 2002                                                    HIGH                    LOW
         ----------------                                                    ----                    ---
         1st Quarter                                                        7 23/64                 5 31/63

         The above quotations, reported by Nasdaq represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On January 8, 2002, the Company's Common Stock had a closing price of $5.98 per share.

C.       DIVIDENDS

         The Company has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

D.       APPROXIMATED NUMBER OF EQUITY SECURITY HOLDERS

         Effective August 31, 2001, TeamStaff acquired all of the capital stock of BrightLane. See Item 4. As contemplated under the agreements governing the transaction, TeamStaff agreed to issue 8,216,522 shares of its Common Stock in exchange for all of the outstanding capital stock of BrightLane. The issuance of 8,216,522 shares includes the issuance of 158,000 shares into escrow to provide for potential payments to the BrightLane shareholders and is before deduction for fractional shares which were paid in cash. As of January 8, 2001, not all of the BrightLane shareholders had submitted their BrightLane capital stock for exchange.

         As of January 10, 2002, there were 16,252,444 shares outstanding held of record by 320 persons. The Company believes it has approximately 2,950 beneficial owners of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

                                              2001(3)             2000(2)            1999(1)         1998            1997
                                              -------             -------            -------         ----            ----
Revenues                                  $ 649,727,000       $ 447,743,000      $ 244,830,000   $ 139,435,000   $ 122,559,000

Direct Expenses                             621,630,000         426,987,000        228,294,000     129,747,000     113,894,000

Gross Profit                                 28,097,000          20,756,000         16,536,000       9,688,000       8,665,000

Selling, General & Administrative
Expenses (includes Depreciation  and
Amortization)                                24,688,000          18,338,000         13,305,000       8,050,000      11,316,000

Income (Loss) From Operations                 3,409,000           2,418,000          3,231,000       1,638,000      (2,651,000)

Income (Loss) Before Extraordinary Item       1,778,000             951,000          1,776,000       2,703,000      (2,832,000)

Extraordinary Item Net of Tax                  (354,000)                 --                 --              --              --

Net Income (Loss)                         $   1,424,000       $     951,000      $   1,776,000   $   2,703,000  $   (2,832,000)

Earnings (Loss) per share - Basic &
Diluted:
     Income (Loss) before
      extraordinary item                  $         .20       $         .12      $         .25   $         .49   $       (.52)

     Extraordinary item                            (.04)                 --                 --              --              --

Net Income (Loss)                         $         .16       $         .12      $         .25   $         .49   $        (.52)
                                          =============       =============      =============   =============   =============
Weighted average shares
outstanding:
     Basic                                    8,693,243           7,954,176          7,127,806       5,506,256       5,448,671

     Diluted                                  8,907,282           7,990,912          7,145,390       5,543,799       5,448,671

BALANCE SHEET DATA:

Assets                                    $  91,096,000       $  49,514,000      $  36,382,000   $  16,648,000   $  14,163,000

Liabilities                                  29,814,000          31,455,000         19,417,000       8,774,000       9,291,000

Long-Term Debt                                  193,000           6,222,000          4,502,000       2,981,000          89,000

Working Capital (Deficiency)                 12,639,000           3,065,000          2,968,000       3,319,000      (1,401,000)

Shareholders' Equity                      $  61,282,000       $  18,059,000      $  16,965,000   $   7,874,000   $   4,872,000

      (1) On January 25, 1999, we acquired the TeamStaff Companies through the issuance of 2,352,381 shares of TeamStaff, Inc. common stock and $3.2 million in cash in exchange for all capital stock of the TeamStaff Companies and for the repayment of debt.

      (2) On April 8, 2000, we acquired the assets of the Synadyne division of Outsource International, Inc. for $3,500,000.

      (3) On August 31, 2001, we acquired BrightLane. through the issuance of approximately 8,066,522 shares of TeamStaff, Inc. common stock for all capital stock of BrightLane.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

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

      In accordance with Emerging Issues Task Force Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company recognizes all amounts billed to its PEO and temporary staffing customers as gross revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's customers pay the Company on a timely basis or at all, and the Company assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees, and employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services. The Company also recognizes as gross revenue and as unbilled receivables, on a accrual basis, any such amounts which relate to services performed by worksite and temporary employees which have not yet been billed to the customer as of the end of the accounting period.

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

      The CNA policy covers the period from January 22, 2001, through January 21, 2002, and is a large deductible program ($250,000 for each claim) with a maximum liability cap. The premium for this policy is paid on a monthly basis based upon estimated payroll for the year and is subject to a year-end audit by the provider. TeamStaff also maintains a separate policy insuring a portion of the maximum cap which it may be required to pay. The policy insures payment of the maximum cap in excess of the first $1,800,000, which the Company pays, up to $7,425,000 and is funded monthly. Once the $7,425,000 is exceeded then the Company pays 89.5% of paid claims up to $10,400,000. If the losses and fixed cost under the policy are less than the amounts TeamStaff paid, plus investment returns thereon, the insurer will refund the difference to TeamStaff. The amount of claims incurred in any policy year may vary, and in a year with significantly fewer claims than estimated, the amount of repayment from this account may be significant. The Company records in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed losses plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and its insurance broker. The Company's internal analysis includes quarterly review of open claims and review of historical claims and losses related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate losses, future adjustments may be necessary based on actual losses. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments, as well as the interest earned on the Company's prepayments, the Company relies on actuarial tables to estimate its ultimate expense.

      As of September 30, 2001, the adequacy of the workers' compensation reserves were determined, in managements opinion, to be reasonable. However, since these reserves are for losses that have not been sufficiently developed due to the relatively young age of these claims, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in the Company's prepayments and adjust the reserves as deemed appropriate.

      TeamStaff maintains a separate policy for certain business of its subsidiary, HR2, which currently provides that TeamStaff is only responsible for the audited premium for each policy period. The Company had a third policy for its El Paso PEO based business. This policy was terminated when the El Paso business was sold in September 2001. The Company remains obligated for each claim incurred up to a deductible of $10,000 for this policy.

      The Company's clients are billed at fixed rates which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation which are based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation are greater than the costs which are included in the client's contractual rate, the Company is unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only.

      Effective August 31, 2001, the Company acquired BrightLane.com, Inc, an Online Business Center and technology group providing Internet-based solutions for growing businesses. Developed technology had focused on increasing buying power and reducing transaction costs for growing businesses. This technology is now refocused to drive a new venture for the company called TeamStaff ConnXions. TeamStaff ConnXions will be a conduit to both the clients and employees of TeamStaff offering a variety of services through strategic partners such as web page developers, a full line of insurance and benefit products and procurement services. BrightLane integrates these services through proprietary unified login and hub technology that offers businesses security. BrightLane is also spearheading the technology efforts of the Company in total, most specifically in terms of the implementation of the licensed Lawson software package.

      Under the terms of the purchase agreement, the Company acquired all the stock of BrightLane.com through the issuance of 8,066,522 shares of TeamStaff stock, valued at approximately $41,900,000. The Company also incurred $1,804,000 of certain legal, accounting and investment banking expenses, resulting in a total purchase price of $43,704,000. The acquisition has been accounted for under the purchase method and the results of operations of the acquired company have been included in the statements of income since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition as stated below:

Cash acquired                              12,031,000
Deferred tax asset                          7,400,000
Investment in TeamStaff preferred stock     3,500,000
Other assets acquired                       1,538,000
First Union relationship                    6,900,000
Tradename                                      10,000
Goodwill                                   12,325,000
                                          -----------

Total                                     $43,704,000
                                          ===========

      In connection with the transaction, persons holding BrightLane options to acquire approximately 2,078,000 BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. TeamStaff made recourse loans of approximately $1,025,000 principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans are repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years.

      Effective October 2, 2000, the Company acquired HR2, Inc. in a stock purchase transaction. The Company acquired all of the capital stock of HR2 in exchange for an aggregate of 89,224 shares of the Company's common stock and $100,000 in cash for a total purchase price of $400,000. HR2, Inc. is a professional employer organization that operates primarily in Massachusetts, Rhode Island, and New Hampshire. The acquisition of HR2 Inc. was not material to the Company's consolidated financial statements.


FISCAL YEAR 2001 AS COMPARED TO FISCAL YEAR 2000

      Our revenues for the fiscal year ended September 2001 were $649,727,000 as compared to fiscal year 2000 of $447,743,000, which represents an increase of $201,984,000 or 45.1%. Driving this growth was the performance of the Company's "TeamStaff SB" division (formerly operated as the "Synadyne" division) and its HR2 subsidiary that were acquired in April and October 2000, respectively, and therefore not fully included in last year's figures. These two acquisitions accounted for $111,932,000 and $37,206,000 of the revenue growth for the year. Internal growth accounted for the remaining $52,846,000 increase in revenue, representing an increase of 11.8% over fiscal 2000. Our TeamStaff Rx division accounted for $22,000,000 of this growth increase and again experienced a strong year.

      Direct expenses for fiscal 2001 were $621,630,000 as compared to $426,987,000 for fiscal 2000, which represents an increase of $194,643,000 or 45.6%, in line with our revenue growth. As a percentage of revenue, direct expenses for the fiscal years 2001 and 2000 were 95.7% and 95.4% respectively.

      Gross profits were $28,097,000 and $20,756,000 for fiscal years 2001 and 2000, respectively, representing an increase of $7,341,000 or 35.4%. Gross profits, as a percentage of revenue, were 4.3% and 4.6% for the fiscal years 2001 and 2000, respectively. Workers' compensation profit increased slightly over last year, despite recording a $582,000 charge in this year's third fiscal quarter to increase the Company's loss reserves to the maximum liability for the policy periods ending July 31, 2000 and January 21, 2001. Additionally, due to administrative challenges and difficulties associated with multiple software platforms, the Company failed to terminate benefit coverage for worksite employees of the PEO operations on a timely basis. This resulted in unrecoverable benefit losses of approximately $500,000. The Company is currently implementing new procedures and the Lawson software system to help prevent this from occurring in the future.

      Selling, general and administrative expenses ("SG&A") for fiscal 2001 increased $6,259,000, or 36.8%. This increase is attributed to the Synadyne acquisition ($2,544,000), the HR2 acquisition ($683,000), the BrightLane acquisition ($288,000), the $142,000 in expenses incurred in an aborted acquisition and the $72,000 in costs incurred in our listing with the Nasdaq National Market. After adjusting for these aforementioned increases, SG&A increased $2,530,000, or 14.9 % over the same period last year. Of this increase, $1,172,000 was due to the Company's Staff Rx business, which grew revenue by $22,000,000. SG&A expenses as a percentage of revenue were 3.6% and 3.8% for the fiscal years 2001 and 2000 respectively.

      Depreciation and amortization increased $91,000, or 6.8%, in fiscal 2001 primarily due to amortization of goodwill from the acquisitions of the assets of Synadyne in April 2000 and the stock of HR2 in October 2001, offset by a reduction in depreciation expense from assets that were fully depreciated in fiscal 2001.

      Interest income in fiscal 2001 increased $327,000, or 56%, due to increased late payment fees, as well as the continuing increase in the Company's cash flow.

      Interest expense in fiscal 2001 decreased $327,000,or 20.4%, due to retirement of the FINOVA debt in April and August 2001.

      Income tax expense, before the impact of an extraordinary item, for fiscal 2001 was $1,316,000 versus $428,000 in fiscal 2000. The higher expense is associated with the higher level of earnings. The fiscal 2001 and 2000 income tax expenses were reduced by $218,000 and $374,000, respectively, in tax credits that are available to us. The Company's effective tax rate for fiscals 2001 and 2000 were 42.5% and 31.0% respectively. The lower effective tax rate in fiscal 2000 is attributed to the tax credits that made up a larger percentage of income tax expense in fiscal 2000 then in fiscal 2001.

      Income before extraordinary item was $1,778,000 versus $951,000 in fiscal 2000, representing a growth of $827,000, or 87%. The performance of the Company's temporary staffing and Payroll business continues to drive the earnings of the Company. Income before taxes and extraordinary item for our temporary staffing and payroll service businesses were $8,179,000 and $1,669,000, respectively. PEO continues to be the major growth area and one in which the Company continues to concentrate its efforts. The loss before income taxes for PEO, as reflected in the Segment Reporting footnote (footnote 4) contained in our financial statements, was $721,000. Included in this loss is the $355,000 operating loss of BrightLane (which was acquired August 31, 2001) for September, the $200,000 in losses suffered by the Company's El Paso office (sold in September 2001), as well as the unrecoverable benefit losses discussed above.

      The extraordinary item net of taxes, pertains to the unamortized financing costs and fees, associated with the FINOVA loans, written off when these loans were retired early in April and August 2001. These loans had a remaining life at the time of payment of approximately two years (April 2003).

      Net income for fiscal 2001 was $1,424,000 versus $951,000 in fiscal 2000, representing a growth of $473,000, or 49.7%. This increase in earnings is attributable to the reasons elaborated above.

      In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the sellers), which were acquired by the Company in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, the Company entered into a settlement agreement with the sellers. Under the settlement agreement, the sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $540,000 and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled and TeamStaff agreed to release 29,915 escrow shares to the sellers. TeamStaff retains 75,000 shares in escrow to provide security for the seller's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the former owners.


FISCAL YEAR 2000 AS COMPARED TO FISCAL YEAR 1999

      Our revenues for the fiscal year ended September 30, 2000 were $447,743,000 as compared to fiscal year 1999 of $244,830,000, which represents an increase of $202,913,000 or 82.9%. Of this increase, $114,300,000 was due to the acquisition of the Synadyne assets, which were acquired in April 2000, while $37,500,000 was due to the full year impact of the acquisition of the TeamStaff Companies which was completed in January 1999. Internal growth accounted for the remaining $51,113,000 increase in revenue, representing an increase of 20.9% over fiscal 1999.

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

      Gross profits were $20,756,000 and $16,536,000 for fiscal years 2000 and 1999, respectively, representing an increase of $4,220,000 or 25.5%. As a result of the $838,000 in workers' compensation charges discussed above and additional workers' compensation exposure incurred in one of our market centers, we earned $1.9 million less in workers' compensation profits in fiscal 2000 versus fiscal 1999. For comparison purposes, these workers' compensation profit figures do not include the Synadyne operations. The market center mentioned above primarily services the construction industry and experienced higher than normal workers' compensation losses in the fourth quarter of fiscal 2000. We are currently evaluating its options to mitigate future exposure in this area. Gross profits, as a percentage of revenue, were 4.6% and 6.8% for fiscal years 2000 and 1999, respectively. A substantial portion of our revenue growth occurred in the PEO business which has lower gross profit margins as a percentage of revenue compared to the rest of our operations but earns a higher dollar amount of gross profit.

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

      Income tax expense for fiscal 2000 was $428,000 versus $849,000 in fiscal 1999. The lower tax expense is primarily attributable to lower earnings in fiscal 2000 and was reduced by $374,000 in tax credits that are available to us. Additionally, the fiscal 1999 income tax expense was reduced by a $400,000 net tax benefit reflecting the elimination of the remaining deferred tax valuation allowance. Management has determined it is more likely than not that the deferred tax assets will be realized in the future.

      Net income for fiscal 2000 was $951,000 versus $1,776,000 in fiscal 1999. This decrease is attributable to the changes in estimates related to open workers' compensation periods as well as the costs of warrants issued and the Farias settlement. After adjusting for these charges, net income for fiscal 2000 would have been $1,672,000, or $.21 per share. Further impacting fiscal 2000's performance was the lower overall level of profit from our current year workers' compensation program due to the higher losses suffered in one of our market centers.


LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities increased in fiscal 2001 to $3,937,000 from the $3,842,000 provided in fiscal 2000. Net cash provided by operating activities primarily relates to net income of $1,424,000, depreciation and amortization of $1,424,000 and an increase in accounts payable, accrued expenses and other current liabilities of $5,275,000 offset by an increase in accounts receivable of $4,977,000 and an increase in other assets of $1,137,000.

The increase in accounts receivables and accounts payable, accrued expenses and other current liabilities relates to the growth in business in 2001. The increase in other assets represents $1,025,000 of loans made to the former BrightLane option holders for withholding taxes at the acquisition date. Purchases of equipment and leasehold improvements increased in fiscal 2001 by $103,000 as a result of the requirements to continue to support the needs of a growing company, particularly TeamStaff SB. Acquisitions of businesses, net of cash acquired, brought $10,283,000 in cash to the Company in fiscal 2001, primarily from its acquisition of BrightLane in August 2001. This cash acquired in the acquisition was used to retire all the Company's outstanding debt with FINOVA. The net cash used in financing activities was $4.6 million during fiscal 2001 as compared to cash provided by financing activities in 2000 of $2.3 million. This reduction was primarily due to retiring the FINOVA debt facility. Prior to the acquisition of BrightLane, the Company sold Preferred Stock to BrightLane for $3,500,000 million in order to prepay a portion of the FINOVA debt facility. The Preferred Stock was cancelled in connection with the acquisition of BrightLane. At September 30, 2001, the Company had cash and cash equivalents of $13,854,000 and net accounts receivable of $25,149,000.

      On July 22, 1999, the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock, subject to the approval of the Company's lenders and any regulatory approval required. As of January 8, 2001 and September 30, 2001, the Company repurchased 138,655 and 87,311 shares at an average cost of $5.99 and $5.75, respectively.

      Management of the Company believes that its existing cash and potential borrowing capacity will be sufficient to support cash needs for the next twelve months.

      Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices and cost structure to respond to inflation and changing prices.

Impact of Recently Issued Accounting Pronouncements

      During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption is allowed and the Company currently intends to adopt SFAS No. 142 as of October 1, 2001.

      SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, which will be effective for the Company as of October 1, 2001, but believes that goodwill and the trade name recognized prior to July 1, 2001 will no longer be amortized upon adoption of SFAS No. 142. In accordance with SFAS No. 142, goodwill, the First Union relationship and trade name acquired after June 30, 2001 have not been amortized in the accompanying statement of income for 2001.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 amends SFAS No. 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the impact of SFAS No. 144 to be material to the Company's consolidated financial statements.


ITEM 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks which might otherwise result from such practices. The Company has no material interest rate risk and is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

      See attached Financial Statements beginning on page F-1 attached to this report on Form 10K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

      The executive officers and directors of the Company are as follows:

NAME                   AGE                        OFFICE
----                   ---                        ------
T. Stephen Johnson     52      Chairman of the Board of Directors

Karl W. Dieckmann      73      Vice-Chairman

David Carroll          44      Director

Martin Delaney         58      Director

Donald W. Kappauf      55      President, Chief Executive Officer, Director

Donald T. Kelly        52      Vice President, Chief Financial Officer
                               and Corporate Secretary

Donald MacLeod         45      Director

William J. Marino      58      Director

Susan Wolken           50      Director

      TeamStaff, Inc. ("Teamstaff or the "Company") held its Annual Meeting of Shareholders on Wednesday August 29, 2001. As set forth in the Proxy Statement dated as of August 7, 2001, shareholders were requested to vote upon and approve the election of directors and the proposed acquisition of BrightLane.

      Shareholders approved the election of the following Class 2 Directors:

John H.  Ewing
Rocco J.  Marano
Charles R. Dees,  Jr.

      In accordance with the Agreement and Plan of Merger dated as of March 6, 2001 among TeamStaff, Inc., BrightLane.com, Inc. and TeamSub, Inc., and as described in the Proxy Statement, the foregoing persons resigned from the Board of Directors effective September 4, 2001 and the Board was reconstituted as follows:

Name                                 Director Class         Term Expires
----                                 --------------         ------------
Donald MacLeod                       Class 3                2002
Martin Delaney                       Class 3                2002

T.  Stephen Johnson                  Class 1                2003
William Marino                       Class 1                2003
Susan Wolken                         Class 1                2003

Karl Dieckmann                       Class 2                2004
Donald Kappauf                       Class 2                2004
David Carroll                        Class 2                2004

      T. Stephen Johnson has been Chairman of the Board of TeamStaff since September 2001. He has served as Chairman of T. Stephen Johnson & Associates, Inc., financial services consulting firm, and its related entities since inception in 1986. Mr. Johnson is a long-time banking consultant and Atlanta entrepreneur who has advised and organized dozens of community banks throughout the Southeast. He is Chairman of the Board of Netbank, the largest and most successful Internet-only bank, as well as Chairman and principal owner of Bank Assets, Inc., a provider of benefit programs for directors and officers of financial institutions. Mr. Johnson is Chairman of the Board of Directo, Inc., a company specializing in providing financial services for unbanked individuals.

      David Carroll has been a Director of the Company since September 2001 and is currently the Executive Vice-President and Co-Head of Merger Integration at First Union Bank. He joined First Union in 1981 and has held numerous positions that include Chief E-Commerce and Technology Officer, President of First Union-Florida and First Union-Georgia, Vice Chairman and General Banking Group executive of First Union-Virginia. He is currently a Board member of Capital.com, Consumer Finance Network, Inc., Arcot Systems, Charlotte Latin School and Mint Museum.

      Martin J. Delaney joined the Board of Directors in July 1998. Mr. Delaney is an attorney and a prominent healthcare executive who began his hospital management career in 1971 as an Assistant Administrator at Nassau County Medical Center. He has been a director of a large regional Health Maintenance Organization on Long Island, the Hospital Association of New York State, the Greater New York Hospital Association, and chairman of the Nassau-Suffolk Hospital Council. He has been President, CEO and a director of Winthrop University Hospital, Winthrop South Nassau University Health Care Systems, and the Long Island Health Network. He has a graduate degree in health care management from The George Washington University and a law degree from St. John's University. He has been admitted to practice in New York State and federal courts.

      Karl W. Dieckmann, a Director of the Company since April 1990, had been Chairman of the Board since November 1991. From 1980 to 1988, Mr. Dieckmann was the Executive Vice President of Science Management Corporation and managed the Engineering, Technology and Management Services Groups. From 1948 to 1980, Mr. Dieckmann was employed by the Allied Signal Corporation (now Honeywell Corporation) in various capacities including President, Semet Solvay Division; Executive Vice President, Industrial Chemicals Division; Vice President Technical -- Fibers Division; Group General Manager -- Fabricated Products Division; and General Manager -- Plastics Division, as well as various positions with the Chemicals Division.

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

      Donald T. Kelly has been Chief Financial Officer and Vice President of Finance since he joined the Company on January 20, 1997. He was elected Corporate Secretary in August of 1997. Mr. Kelly was Vice President and Chief Financial Officer of Wireless Cable International and its predecessor company, Cross Country Wireless, Inc. from 1993 to 1997. From 1987 to 1993, he was Vice President of Finance and Administration at Potters Industries.

      Donald MacLeod has been a director of the Company since September 2001 and is currently Executive Vice President and Managing Partner of Strategic Ventures at First Union Bank. He has over 25 years of banking experience, 14 of which have been with First Union. Positions he has held at First Union include Head of Deposit products & Services, General Banking Executive of Tennessee, head of Global Cash Management and Enterprise

Payments Director. Mr. MacLeod serves on the boards of Spectrum EBP, Proact Technologies, and Aarcot in addition to TeamStaff. He has a bachelor's degree in Business Administration from Vanderbilt University.

      William J. Marino, President and Chief Executive Officer of Horizon Blue Cross Blue Shield of New Jersey, joined the Board of Directors in October 1995. He joined Horizon Blue Cross Blue Shield in 1992 and was named to his present post in 1994. From 1968 to 1991, Mr. Marino held a variety of sales, marketing and management positions with the Prudential Insurance Company of America. He is currently Chairman of the Board of Trustees at St. Peter's College and is Past Chairman of the Board of Trustees of the United Way of Essex and West Hudson
(NJ). He is also Past Chairman of the Board of Directors and Executive Committee of the Regional Business Partnership, and a Trustee of the New Jersey Network Foundation, New Jersey State Chamber of Commerce and the Newark Museum.

      Susan Wolken has been a director of the Company since September 2001. She is the Senior Vice President of Product Management and Marketing at Nationwide Financial. She began her Nationwide career as a life underwriter and held several management positions in Individual Life and Health Operations. She has held positions in sales, marketing, and administration. In 1989, she became the Vice President of Human Resources, Senior Vice President of Human Resources, Senior Vice President of Enterprise Administration, and most recently Senior Vice President of Life Company Operations. She is a member of the Ohio Bar and holds the CLU and ChFC designations. Ms. Wolken serves as director on various boards including the Gladden Community House, The Ohio University-The Insurance Institute Board of Advisors, and the Ohio University Alumni Board.

Pursuant to the terms of the agreement governing the acquisition of BrightLane, First Union Corporation has the right to have two persons serve on the Board of Directors. These persons are David Carroll and Donald MacLeod. Additional, Nationwide Financial has the right to have one person serve on our Board. This person is Susan Wolken.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

      Karl W. Dieckmann, John H. Ewing, Martin J. Delaney and William J. Marino served on the Company's Compensation Committee during the last fiscal year ended September 30, 2001. There are no interlocks between the Company's Directors and Directors of other companies.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

      During the fiscal year ended September 30, 2001, the Board of Directors met on 7 occasions and acted by written consent without a meeting on 2 occasions.

      The Board of Directors has four committees: Audit, Compensation, Executive and Nominating Committees.

      For the fiscal year ended September 30, 2001, the members of the committees, and a description of the duties of the Committees were as follows:

      Audit Committee. TeamStaff's audit committee acts to:(i) review with management the finances, financial condition and interim financial statements of TeamStaff; (ii) review with TeamStaff's independent auditors the year-end financial statements; and (iii) review implementation with the independent auditors and management any action recommended by the independent auditors. During the fiscal year ended September 30, 2001, the audit committee met on four occasions.

      The audit committee adopted a written charter governing its actions effective June 14, 2000. For the period from October 1, 2000 through September 4, 2001, the members of the audit committee were Karl Dieckmann, John H. Ewing, Charles R. Dees, Jr., Rocco Marano. All four of these members of TeamStaff's audit committee were "independent" within the definition of that term as provided by Rule 4200(a)(14) of the listing standards of the National Association of Securities Dealers.

      In connection with the restructuring of the Board effective September 4, 2001, the audit committees members were changed to: David A. Carroll, Martin Delaney, William Marino and Donald MacLeod. Donald MacLeod was elected as its Chairman. All four of these members of TeamStaff's audit committee were "independent" within the definition of that term as provided by Rule 4200(a)(14) of the listing standards of the National Association of Securities Dealers.

      Compensation Committee. The members of the compensation committee for the period from October 1, 2000 through September 4, 2001 were Karl W. Dieckmann, John H. Ewing, William J. Marino and Martin J. Delaney. The compensation committee functions include administration of TeamStaff's 2000 Employee Stock Option Plan and Non-Executive Director Stock Option Plan and negotiation and review of all employment agreements of executive officers of the Company. In connection with the restructuring of the Board effective September 4, 2001, the compensation committees members were changed to: Karl W. Dieckmann, T. Stephen Johnson and Martin J. Delaney and T. Stephen Johnson was elected as its chairman. During the fiscal year ended September 30, 2001, the committee met on two occasions.

      Nominating Committee. The members of the nominating committee for the period from October 1, 2000 through September 4, 2001 were Karl W. Dieckmann, Donald W. Kappauf and William J. Marino. The nominating committee functions include the review of all candidates for a position on the board of directors including existing directors for renomination and reports its findings with recommendations to the Board. The nominating committee solicits candidates on behalf of TeamStaff to fill any vacancy on the Board. The nominating committee performs such other duties and assignments as directed by the Chairman or the Board but shall have no power to add or remove a director without the approval of the Board. In connection with the restructuring of the Board effective September 4, 2001, the nomination committees members were changed to: Donald W. Kappauf, William J. Marino, David Carroll and Susan A. Wolken and Donald W. Kappauf was elected its chairman. During the fiscal year ended September 30, 2001, the committee met on one occasion.

      Executive Committee. The Board of Directors created an Executive Committee effective September 4, 2001. The members are T. Stephen Johnson, Karl W. Dieckmann and Donald W. Kappauf and T. Stephen Johnson serves as its chairman. This committee did not meet during the fiscal year ended September 30, 2001.

      No member of the Board of Directors or any committee failed to attend or participate fewer than 75% in meetings of the Board or committee on which such member serves.

ITEM 11. EXECUTIVE COMPENSATION

      The following provides certain summary information concerning compensation paid or earned by the Company during the years ended September 30, 2001, 2000 and 1999 to the Company's Chief Executive Officer and each of the executive officers of the Company who received in excess of $100,000 in compensation during the last fiscal year.


                                                                    LONG TERM
NAME AND                               ANNUAL COMPENSATION         COMPENSATION
PRINCIPAL POSITION         YEAR    SALARY      BONUS     OTHER    OPTIONS/SAR'S
------------------         ----    ------      -----     -----    -------------
Donald W. Kappauf,         2001   $267,130   $200,000   $46,268      300,000
Chief Executive Officer    2000   $230,126   $      0   $17,251       57,143

                           1999   $225,154   $175,500   $14,876       14,286

Donald T. Kelly            2001   $177,247   $100,000   $18,172      150,000
Chief Financial Officer    2000   $165,000   $      0   $12,231       14,286
                           1999   $157,115   $ 87,800   $ 6,000       14,286

Kirk A. Scoggins (1)       2001   $ 66,550   $      0   $ 3,618            0
President-PEO Division     2000   $176,561   $      0   $ 9,600            0
                           1999   $129,348   $      0   $ 6,277       28,571

Kenneth J. Jankowski (2)   2001   $185,616   $      0   $19,305            0
President-PEO Division

Elizabeth Hoaglin          2001   $ 95,159   $173,885   $ 3,600       10,000
                           2000   $ 86,662   $ 92,050   $ 3,600        4,286
                           1999   $ 67,362   $ 40,000   $ 3,600        2,858

(1)   No longer employed by the Company effective February 2001.

(2)   No longer employed by the Company effective October 2001.

      The Company provides normal and customary life and health insurance benefits to all of its employees including executive officers. The Company has a 401(k) plan that is voluntary.

COMPENSATION OF DIRECTORS

      Directors who are employees of the Company are not compensated for services in such capacity except under the Director Plan, as defined below. Non-Employee Directors receive $1,500 per board meeting and $1,000 per non-board meeting, related travel expenses, and $600 for each committee meeting. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

EMPLOYMENT AGREEMENTS

      TeamStaff entered into a new employment agreement with Mr. Donald Kappauf effective April 2, 2001 which replaced his existing agreement which would have expired on September 30, 2001. Mr. Kappauf will continue to serve as the TeamStaff's President and Chief Executive Officer at his current salary of $230,000 and will receive (i) an increase in annual compensation to $300,000 commencing on the closing of the BrightLane acquisition, and increasing yearly thereafter at the discretion of the compensation committee; and (ii) a bonus based on the achievement of certain performance criteria as determined by the compensation committee. In addition, Mr. Kappauf continues to receive certain other benefits including insurance benefits, a car allowance and participation in a supplemental executive retirement plan. Mr. Kappauf was also awarded options to purchase 300,000 shares of the TeamStaff's common stock exercisable at $4.625 per share and subject to certain vesting requirements.

      TeamStaff entered into a new employment agreement with Mr. Donald Kelly effective April 2, 2001 which replaced his existing agreement which would have expired on September 30, 2001. Mr. Kelly will continue to serve as the TeamStaff's Secretary and Chief Financial Officer at his current salary of $170,000 and will receive (i) an increase in annual compensation to $200,000 commencing on the closing of the BrightLane acquisition, and increasing yearly thereafter at the discretion of the compensation committee; and (ii) a bonus based on the achievement of certain performance criteria as determined by the compensation committee. In addition, Mr. Kelly continues to receive certain other benefits including insurance benefits, a car allowance and participation in a supplemental executive retirement plan. Mr. Kelly was also awarded options to purchase 150,000 shares of the TeamStaff's common stock exercisable at $4.625 per share and subject to certain vesting requirements.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                 PERCENTAGE OF
                           NO. OF SECURITIES     TOTAL OPTIONS/
                           UNDERLYING OPTIONS    GRANTED IN        EXERCISE OF BASE
NAME                       GRANTED               FISCAL YEAR       PRICE PER SHARE     EXPIRATION DATE
----                       -------               -----------       ---------------     ---------------
Donald Kappauf             300,000               50%               $4.6250             04/02/2006


Donald Kelly               150,000               25%               $4.6250             04/02/2006

Elizabeth Hoaglin           10,000                2%               $3.4688             10/02/2005


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION/SAR VALUES

      The following table sets forth information with respect to the named executive officers concerning exercise of stock options and SARs during the last fiscal year and the value of unexercised options and SARs held as of the year ended September 30, 2001.

                                                 NUMBER OF
                                                 SECURITIES           VALUE OF
                                                 UNDERLYING           UNEXERCISED
                                                 UNEXERCISED          IN-THE-MONEY
                           SHARES                OPTIONS/SARS         OPTIONS AS OF
                           ACQUIRED              SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                           ON         VALUE      EXERCISABLE/         EXERCISABLE/
NAME                       EXERCISE   REALIZED   UNEXERCISABLE        UNEXERCISABLE(1)
----                       --------   --------   -------------        ----------------
Donald W. Kappauf          14,128     $95,788    200,156/214,285      $972,707/$1,326,429
Donald T. Kelly                 0     $     0     94,284/107,142      $442,139/$663,209
Kirk A. Scoggins           28,571     $99,999          0/0                  $0/$0

(1) Based upon a closing bid price of the Common Stock at $6.19 per share on September 28, 2001.

STOCK OPTION PLANS

      In April 1990, the Board of Directors adopted the 1990 Employees Stock Option Plan (the "1990 Plan") which was approved by shareholders in August 1990. The 1990 Plan provided for the grant of options to purchase up to 285,714 shares of the Company's common stock. Under the terms of the 1990 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").

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

2000 EMPLOYEE STOCK OPTION PLAN

      In the fiscal year 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the "2000 Plan") to provide for the grant of options to purchase up to 1,714,286 shares of the Company's common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the approved 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").

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

NON-EXECUTIVE DIRECTOR PLAN

      In fiscal 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the "Director Plan") to provide for the grant of options to non-employee directors of the Company. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Director Plan replaced the previous Director Plan that expired in April 2000.

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

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

      Set forth herein is a line graph comparing the total returns (assuming reinvestment of dividends) of the Company's common stock, the Standard and Poor Industrial Average, and an industry composite consisting of a group of four peer issuers selected in good faith by the Company. The Company's common stock is listed for trading in the Nasdaq National market and is traded under the symbol "TSTF".

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                       ASSUMES INITIAL INVESTMENT OF $100
                                 SEPTEMBER 2001

                                  [LINE GRAPH]

                                   1996      1997      1998      1999      2000      2001
                                   ----      ----      ----      ----      ----      ----
Teamstaff Inc        Return %              -64.58    -50.02      3.01    -10.20     80.07
                     Cum $      $100.00   $ 35.42   $ 17.70   $ 18.23   $ 16.37   $ 29.48

S & P 500            Return %               40.45      9.05     27.81     13.28    -26.63
                     Cum $      $100.00   $140.45   $153.15   $195.74   $221.74   $162.70

Peer Group Only      Return %              -16.42    -16.83    -45.17    129.31    -33.50
                     Cum $      $100.00    $83.58   $ 69.51   $ 38.12   $ 87.40   $ 58.12

Peer Group + TSTF    Return %              -20.46    -17.99    -44.14    121.14    -30.76
                     Cum $      $100.00   $ 79.54   $ 65.23   $ 36.44   $ 80.58   $ 55.79


NOTES

(1) Assumes that the value of the investment in the Company's Common Stock and each index was $100 on September 30, 1996 and that dividends were reinvested at years ended September 30.

(2) Industry composite includes Employee Solutions, Administaff, Gevity HR, and Team Mucho Corp. The industry composite has been determined in good faith by management to represent entities that compete with the Company in certain of its significant business segments. Management does not believe there are any publicly held entities that compete with all the Company's business segments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of January 10, 2002 with respect to each director, each of the named executive officers as defined in Item 402(a)(3), and directors and executive officers of the Company as a group, and to the persons known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. At January 8, 2002, the Company had 16,252,444 outstanding.


                                            Number of Shares      Percent of Company's
Name of Shareholder                         Currently Owned(1)    Outstanding Stock
-------------------                         ------------------    -----------------
Karl W. Dieckmann(2)                           95,209               .6%
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

T. Stephen Johnson (3)
C/o T. Stephen Johnson & Associates, Inc.     264,011
3650 Mansell Road, Suite 200                                       1.6%
Alpharetta, GA 30022

William J. Marino(4)                           30,118               *
c/o Horizon Blue Cross
Blue Shield of New Jersey
3 Penn Plaza East
Newark, NJ 07105

Donald W. Kappauf(5)                          337,207              2.1%
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Donald T. Kelly(6)                             94,283               .6%
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 088

David Carroll (7)                           3,334,117             20.5%
C/o First Union Corporation
301 South College Street
NC 0009, Suite 4000
Charlotte, NC 28288

Donald MacLeod (8)                          3,334,117             20.5%
C/o First Union Corporation
201 South Tyron Street
NC 1012
Charlotte, NC 28202

Susan Wolken (9)                            2,256,488             13.9%
C/o Nationwide Financial
One Nationwide Plaza
Mail Stop 01-12-13
Columbus, OH 43215

Martin J. Delaney(10)                          41,235               *
c/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

First Union Private Capital (11)            3,334,117             20.5%
301 South College Street
NC 0009, Suite 4000
Charlotte, NC 28288

Nationwide Financial Services (12)          2,256,488             13.9%
One Nationwide Plaza
Mail Stop 01-12-13
Columbus, OH 43215

All officers and directors as a group       6,455,668             39.3%
(9) persons (2,3,4,5,6,7,8,9,10)

*     Less than 1 percent.

(1) Ownership consists of sole voting and investment power except as otherwise noted.

(2) Includes options to purchase 9,285 shares of the Company's common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(3) Includes an aggregate of 147,790 shares owned by or on behalf of certain of the holder's family members and as to which shares the listed holder expressly disclaims beneficial ownership. Excludes unvested options to purchase 5,000 shares of common stock.

(4) Includes options to purchase 9,285 shares of the Company's common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(5) Includes options to purchase 214,285 shares of the Company's common stock, and excludes unvested options to purchase 200,158 shares of common stock.

(6) Includes options to purchase 92,498 shares of the Company's common stock, and excludes unvested options to purchase 107,143 shares of common stock.

(7) Includes shares owned by First Union Corporation and its affiliates. Named director serves as the nominee of First Union Corporation.

(8) Includes shares owned by First Union Corporation and its affiliates. Named director serves as the nominee of First Union Corporation.

(9) Includes shares owned by Nationwide Financial Services and its affiliates, and excludes unvested options to purchase 5,000 shares of common stock. Named director serves as the nominee of Nationwide Financial Services.

(10) Includes options to purchase 8,215 shares of the Company's common stock, and excludes unvested options to purchase 5,000 shares of common stock. Also includes warrants to purchase 10,000 shares of common stock.

(11) First Union private Capital, an affiliate of First Union Corporation, obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.

(12) Nationwide Financial Services obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.


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

      Effective August 31,2001, TeamStaff, Inc. completed its acquisition of BrightLane. As a result of a reverse subsidiary merger with a subsidiary of TeamStaff, BrightLane is now a wholly-owned subsidiary of TeamStaff.

      Other than payments for fractional shares, the shareholders of BrightLane received an aggregate of 8,066,522 shares of TeamStaff's Common Stock in exchange for their BrightLane Common Stock, Series A Preferred, Series B Preferred and Series C Preferred stock. The exchange ratios (rounded) and aggregate shares for the classes of BrightLane capital stock were as follows:

                  Title of BrightLane                                           Aggregate
                     Capital Stock                      Exchange Ratio       TeamStaff Shares
                     -------------                      --------------       ----------------
             Common Stock                                  0.2314549            1,601,622

             Series A Preferred Stock                     22.7740000               874,295
             Series B Preferred Stock                      1.9410000            3,334,117
             Series C Preferred Stock                      4.2050000            2,256,488
                                                                                ---------
                                TOTAL                                           8,066,522


      As a result of issuance to the BrightLane shareholders in the transaction, the former BrightLane shareholders will receive 8,066,522 shares and, assuming all such shares are issued as of December 28, 2001, TeamStaff has approximately 16,196,942 shares outstanding.

      In connection with the transaction, persons holding BrightLane options to acquire approximately 2,078,000 BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares ) exercised their options. TeamStaff made recourse loans of approximately $1,025,000 principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans are repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years.

      First Union Corporation, through an affiliate held all of the BrightLane Series B Preferred stock, and therefore owns 3,334,117 shares of TeamStaff's Common Stock (approximately 20%). In addition, Nationwide Financial Services, Inc. held all of the BrightLane Series C Preferred stock, and therefore owns 2,256,488 shares of TeamStaff's Common Stock (approximately 14%).

      Under the terms governing the transaction, certain option holders were restricted from selling TeamStaff shares acquired from the exercise of their BrightLane options for a period of up to two years. T. Stephen Johnson and his spouse, Mary Johnson, also a former director of BrightLane, were the only option holders who exercised their options and who were subject to these lockup provisions. Due to the recent significant rise in the Company's stock price and the significant increase in the amount of the tax loans to be made to T. Stephen Johnson and Mary Johnson, the Board of Directors of TeamStaff concluded it would be more appropriate to allow Mr. and Mrs. Johnson to sell a portion of their TeamStaff shares to cover their tax liability rather than carry a large loan receivable on the Company's financial statements. The Board therefore agreed to allow the sale of up to 40% of Mr. and Mrs. Johnson's option shares (approximately 56,230 TeamStaff shares) as an exempt transaction under SEC Rule 16(b)(3).

      Under the terms of the agreements governing the BrightLane transaction, TeamStaff agreed to register for resale shares obtained by former BrightLane shareholders who would be deemed "affiliates" under SEC rules and regulations. The registration statement of which this prospectus forms a part includes 6,096,946 shares of common stock owned by these persons. Certain former shareholders of BrightLane, who are selling security holders, including First Union Corporation, Nationwide Financial Services and T Stephen Johnson agreed to the terms of a "lockup" agreement whereby they have agreed that the shares of TeamStaff obtained by them may only be sold as follows: commencing on the first anniversary of the transaction (August 31, 2002) 50% of the acquired shares may be sold and commencing on the second anniversary the remaining shares may be sold. The Board of Directors has reserved the right to release all of part of the shares from the lockup prior to its expiration.

      In addition, three persons who served as directors of TeamStaff, namely John H. Ewing, Rocco J. Marano and Charles R. Dees, Jr. agreed to step down as directors upon consummation of the transaction with BrightLane. Effective September 4, 2001, these persons resigned as directors. In connection with the termination of their services, these individuals received 1,000 warrants for each year of service on the TeamStaff Board of Directors (an aggregate of 16,000 warrants). The grant of the warrants was approved by the Board of Directors as an exempt transaction under SEC Rule 16(b)(3).

      In addition, the Board of Directors was reconstituted effective September 4, 2001 as a result of the acquisition of Brightlane. See Item 10.

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


EXHIBIT NO.       DESCRIPTION
-----------       -----------
2.1    --         Plan and Agreement of Merger and Reorganization dated as of
                  October 29, 1998 among the Company, the Merger Corporations, the TeamStaff Entities and certain individuals and trusts as shareholders of the TeamStaff entities (filed as Exhibit A to
                  Proxy Statement of Digital Solutions, Inc, dated November 12,
                  1998).

2.2    --         Form of Asset Purchase Agreement dated as of April 7, 2000 by and between TeamStaff, Inc., TeamStaff V, Inc. Outsource
                  International, Inc., and Synadyne I, Inc., Synadyne II, Inc.,
                  Synadyne III, Inc., Synadyne IV, Inc., Synadyne V, Inc.,
                  Guardian Employer East LLC and Guardian Employer West LLC.

2.3    --         Agreement and Plan of Merger by and among TeamStaff, Inc.,
                  TeamSub, Inc and BrightLane.com, Inc., dated as of March 6,
                  2001, as amended by Amendment No. 1 dated as of March 21, 2001 and Amendment No. 2 dated as of April 6, 2001 (filed as
                  Appendix A to the Proxy Statement/prospectus filed on August
                  7, 2001, SEC File no. 333-61730, as part of Registrant's
                  Registration Statement on Form S-4).

3.1    --         Amended and Restated Certificate of Incorporation of
                  Registrant (Filed as Exhibit A to Definitive Proxy Material
                  dated July 20, 1990).

3.1.1  --         Form of Amendment to Amended and Restated Certificate of
                  Incorporation (filed as Exhibit G to our Company's Proxy
                  Statement dated November 12, 1998 as filed with the Securities and Exchange Commission).

3.1.2  --         Amended and Restated Certificate of Incorporation (filed as
                  Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).

3.2    --         Amended By-Laws of Registrant adopted as of January 25,
                  1999 (filed as Exhibit 3.2 to the Registration Statement on
                  Form S-4 SEC File No. 333-61730).

3.3    --         Form of Form of Certificate of Designation of Series A
                  Preferred Stock (filed as Exhibit 3.1 to Form 8-K dated April
                  6, 2001).

3.4    --         Amended By-Laws of Registrant adopted as of May 15, 2001
                  (filed as Exhibit 3.4 to the Registration Statement on Form
                  S-4 File No. 333-61730).

3.5    --         Amended and restated by-laws of registered adoption as of
                  August 29, 2001 (filed as Exhibit 3,5 to the Registrants Form
                  S-3 filed on December 19,2001)

4.1    --         Form of the Common Stock Certificate (Exhibit 4.1 to
                  Registration Statement on Form S-18, File No. 33-46246-NY).

4.2    --         2000 Employee Stock Option Plan (filed as Exhibit B to the
                  Proxy Statement dated as of March 8,

                  2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

4.3    --         2000 Non-Executive Director Stock Option Plan (filed as
                  Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on
                  April 13, 2000).

10.1   --         Form of Employment Agreement between TeamStaff, Inc. and
                  Donald Kappauf dated as of April 2, 2001 (filed as Exhibit
                  10.1 to the Registrants Proxy Statement/Prospectus on form S-4
                  File No. 333-61730)

10.2   --         Form of Employment Agreement between TeamStaff, Inc. and
                  Donald Kelly dated as of April 2, 2001 (filed as Exhibit 10.2 to the Registrants Proxy Statement/Prospectus on form S-4 File
                  No. 333-61730)

10.3   --         Form of Employment Agreement between TeamStaff, Inc. and
                  Kenneth Jankowski dated as of Offsetting the improved
                  performance of the Company was an increase in other assets amounting to $1,102,000. Included in this increase is the
                  February 16, 2000.

10.4   --         Lease dated May 30, 1997 for office space at 300 Atrium
                  Drive, Somerset, New Jersey (Exhibit 10.6.1 to Form 10-K for
                  the fiscal year ended September 30, 1997).


10.6   --         Loan and Security Agreement dated April 28, 1998 among
                  Digital Solutions, Inc. and FINOVA Capital Corporation (filed as Exhibit 10.17 to Form 10-K filed January 12, 1999).

10.7   --         Secured Promissory Note in the principal amount of
                  $2,500,000 dated April 28, 1998 in favor of FINOVA Capital
                  Corporation (filed as Exhibit 10.18 to Form 10-K filed January
                  12, 1999).

10.8   --         Stock Pledge Agreement (Security Agreement) dated April 28,
                  1998 between FINOVA Capital Corporation and Digital Solutions,
                  Inc. (filed as Exhibit 10.19 to Form 10-K filed January 12,
                  1999).

10.9   --         Employment Agreement between our company and Kirk Scoggins dated January 25, 1999 (filed as Exhibit 10.1 to Form 8-K
                  dated January 25, 1999).

10.10  --         Registration Rights Agreement between our company and
                  certain former shareholders of the TeamStaff Companies dated as of January 25, 1999 (filed as Exhibit 10.2 to Form 8-K
                  dated January 25, 1999).

10.11  --         Amended and Restated Loan and Security Agreement between
                  our company and FINOVA Capital Corporation dated January 25,
                  1999 (filed as Exhibit 10.3 to Form 8-K dated January 25,
                  1999).

10.12  --         Amended and Restated Note in the principal amount of
                  $2,166,664 dated January 25, 1999 (filed as Exhibit 10.4 to
                  Form 8-K dated January 25, 1999).

10.13  --         Secured Note in the amount of $2,500,000 in favor of FINOVA
                  Capital Corporation dated January 25, 1999 (filed as Exhibit
                  10.5 to Form 8-K dated January 25, 1999).

10.14  --         Secured Note in the amount of $750,000 in favor of FINOVA
                  Capital Corporation dated January 25, 1999 (field as Exhibit
                  10.6 to Form 8-K dated January 25, 1999).

10.15  --         Schedule to Amended and Restated Loan Agreement dated
                  January 25, 1999 with FINOVA

                  Capital Corporation (filed as Exhibit 10.7 to Form 8-K dated
                  January 25, 1999).

10.16  --         Form of Agreement between TeamStaff and Donald & Co.
                  Securities, Inc. (filed as Exhibit 10.27 to Form S-3/A dated
                  June 28, 2000).

10.17  --         First Amendment to the Amended and Restated Schedule to the
                  Amended and Restated Loan and Security Agreement among
                  TeamStaff, Inc. and its Subsidiaries as Co-Borrowers and
                  FINOVA Capital Corporation dated April 7, 2000 (filed as
                  Exhibit 10.1 to Form 8-K dated April 19, 2000).

10.18  --         Second Amended and Restated Secured Promissory Note A dated
                  April 7, 2000 in the principal amount of $1,541,659 payable to
                  FINOVA Capital Corporation (filed as Exhibit 10.2 to Form 8-K dated April 19, 2000).

10.19  --         Amended and Restated Secured Promissory Note B dated April
                  7, 2000 in the principal amount of $1,899,996 payable to
                  FINOVA Capital Corporation (filed as Exhibit 10.3 to Form 8-K dated April 19, 2000).

10.20  --         Secured Promissory Note C dated April 7, 2000 in the
                  principal amount of $4,000,000 payable to FINOVA Capital
                  Corporation (filed as Exhibit 10.4 to Form 8-K dated April 19,
                  2000).

10.21  --         Employment Agreement dated October 1, 1999 between our
                  company and Donald Kappauf (filed as Exhibit 10.32 to Form
                  S-3/A dated June 28, 2000).

10.22  --         Employment Agreement dated October 1, 1999 between our
                  company and Donald Kelly (filed as Exhibit 10.33 to Form S-3/A dated June 28, 2000).

10.23  --         Form of Stock Purchase Agreement dated as of April 6, 2001 between TeamStaff, Inc. and BrightLane.com, Inc. with respect to purchase of Series A Preferred Stock (filed as Exhibit 10.1 to Form 8-K dated April 6, 2001).

10.24  --         Form of Registration Rights Agreement dated as of April 6,
                  2001 between TeamStaff, Inc. and BrightLane.com, Inc. (filed as Exhibit 10.2 to Form 8-K dated April 6, 2001).

10.25  --         Form of Marketing Agreement dated as of April 11, 2001
                  between First Union Corporation and TeamStaff, Inc.

10.31  --         Form of Voting Agreement provided by BrightLane
                  Shareholders as provided in the Agreement and Plan of Merger by and among TeamStaff, Inc., TeamSub, Inc., and
                  BrightLane.com, Inc., dated as of March 6, 2001 as amended by
                  Amendment No. 1 dated as of March 21, 2001 and Amendment No. 2 dated as of April 6, 2001.

10.32  --         Form of Escrow Agreement between TeamStaff, Inc. and
                  BrightLane Shareholders with respect to the placement of
                  150,000 shares into escrow by the BrightLane shareholders
                  (filed as Appendix B to the proxy statement/prospectus filed on August 7, 2001 SEC File No. 333.61730).

21.0*  --         Subsidiaries of Registrants.

23.1*  --         Consent of Arthur Andersen LLP.


(b)   Reports on Form 8-K.

      Reports on Form 8K


Date of Report        Item No                               Financial Statements Reported
August 30, 2001       Item 2. Acquisition or Disposition            None
                               of Assets.
                      Item 5. Other Events


September 7, 2001     Item 2. Acquisition or Disposition
as amended                     of Assets.
November 2, 2001      Item 5. Other Events                      99.1 BrightLane.com, Inc. Financial
                                                            Statements as of December 31, 1999 and
                                                            2000 and the Period May 7, 1999 (date of
                                                            inception) through December 31, 1999,
                                                            for the year ended December 31, 2000 and
                                                            the period May 7, 1999 (date of
                                                            inception) through December 31, 2000,
                                                            together with Auditors' Report
                                                            (previously filed as Appendix G to the
                                                            proxy statement/prospectus filed with
                                                            the Commission on August 3, 2001
                                                            included in the Registration Statement
                                                            on Form S-4 Commission File No.
                                                            333-61730).


                                                                99.2 BrightLane.com, Inc. Unaudited
                                                            Balance Sheet as of June 30, 2001 and
                                                            Statements of Operations and Cash Flows
                                                            for the six months ended June 30, 2000
                                                            and 2001.


                                                                b. Pro Forma Financial information.
                                                            99.3 Pursuant to Item 7 of Form 8-K, the
                                                            Company has annexed hereto the Unaudited
                                                            Pro Forma financial information
                                                            including the Unaudited Pro Forma
                                                            Consolidated Balance Sheet as of June
                                                            30, 2001, the unaudited Pro Forma
                                                            Consolidated Statements of Operations
                                                            for the year and the nine

                                                            months ended June 30, 2001 and the notes
                                                            to the Unaudited Pro Forma Consolidated
                                                            Financial Statements.


(c)   Exhibits. See Item (a)(3) above.

(d) Valuation of qualifying accounts. See Schedule I annexed to the financial statements.

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

Dated: January 8, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/T. Stephen Johnson          Chairman of the Board           January 8, 2002
---------------------------
T. Stephen Johnson

/s/Karl W. Dieckmann           Vice-Chairman of the Board      January 8, 2002
---------------------------
Karl W. Dieckmann

/s/David Carroll               Director                        January 8, 2002
---------------------------
David Carroll

/s/William J. Marino           Director                        January 8, 2002
---------------------------
William J. Marino

/s/Donald MacLeod              Director                        January 8, 2002
---------------------------
Donald MacLeod

/s/Martin J. Delaney           Director                        January 8, 2002
---------------------------
Martin J. Delaney

/s/Susan Wolken                Director                        January 8, 2002
---------------------------
Susan Wolken

/s/Donald W. Kappauf           President, Chief Executive      January 8, 2002
---------------------------    Officer and Director
Donald W. Kappauf

/s/Donald T. Kelly             Chief Financial Officer         January 8, 2002
---------------------------    & Corporate Secretary
Donald T. Kelly

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----

Report Of Independent Public Accountants                                     F-2

Consolidated Balance Sheets As Of September 30, 2001 and 2000                F-3

Consolidated Statements Of Income For The Years Ended
   September 30, 2001, 2000 and 1999                                         F-5

Consolidated Statements Of Shareholders' Equity For The Years Ended
   September 30, 2001, 2000 and 1999                                         F-6

Consolidated Statements Of Cash Flows For The Years Ended
   September 30, 2001, 2000 and 1999                                         F-7

Notes To Consolidated Financial Statements                                   F-8

Schedule I -- Valuation And Qualifying Accounts For The Years Ended
   September 30, 2001, 2000 and 1999                                         S-1

Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of

TeamStaff, Inc.:


We have audited the accompanying consolidated balance sheets of TeamStaff, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeamStaff, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                  ARTHUR ANDERSEN LLP


Roseland, New Jersey
December 31, 2001 (except for Note 11,
       as to which the date
       is January 1, 2002)

                        TEAMSTAFF, INC. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND 2000





                                 ASSETS                                 2001           2000
                                 ------                             ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents                                        $ 13,854,000   $  4,285,000
   Restricted cash                                                          --          375,000
   Accounts receivable, net of allowance for doubtful accounts
     of $549,000 and $281,000 at September 30, 2001 and 2000          25,149,000     21,117,000
   Deferred tax asset                                                  2,241,000      1,566,000
   Other current assets                                                1,016,000        955,000
                                                                    ------------   ------------
                Total current assets                                  42,260,000     28,298,000
                                                                    ------------   ------------

EQUIPMENT AND IMPROVEMENTS:
   Equipment                                                           3,573,000      2,977,000
   Software and computer equipment                                     2,607,000      1,363,000
   Leasehold improvements                                                290,000        209,000
                                                                    ------------   ------------
                                                                       6,470,000      4,549,000

   Less - accumulated depreciation and amortization                    3,735,000      3,459,000
                                                                    ------------   ------------
                                                                       2,735,000      1,090,000

DEFERRED TAX ASSET                                                     6,984,000        153,000

INTANGIBLE ASSETS, net of accumulated amortization of $3,065,000
   and $2,542,000 at September 30, 2001 and 2000                      37,550,000     19,633,000

OTHER ASSETS                                                           1,567,000        340,000
                                                                    ------------   ------------

                                                                    $ 91,096,000   $ 49,514,000
                                                                    ============   ============





           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001 AND 2000





                LIABILITIES AND SHAREHOLDERS' EQUITY                     2001             2000
                ------------------------------------                 ------------     ------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                       70,000     $  1,938,000
   Accounts payable                                                     7,072,000        6,174,000
   Accrued expenses and other current liabilities                      22,479,000       17,121,000
                                                                     ------------     ------------
                Total current liabilities                              29,621,000       25,233,000

LONG-TERM DEBT, net of current portion                                    193,000        6,222,000
                                                                     ------------     ------------
                Total liabilities                                      29,814,000       31,455,000
                                                                     ------------     ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value; authorized 40,000,000 shares;
     issued 16,196,942 and 7,981,605; outstanding 16,109,631
     and 7,946,205, respectively                                           16,000            8,000
   Additional paid-in capital                                          63,544,000       21,297,000
   Accumulated deficit                                                 (1,686,000)      (3,110,000)
   Receivable from shareholder                                            (90,000)            --
   Treasury stock, 87,311 and 35,400 shares at cost, respectively        (502,000)        (136,000)
                                                                     ------------     ------------
                                                                       61,282,000       18,059,000
                                                                     ------------     ------------
                                                                     $ 91,096,000     $ 49,514,000
                                                                     ============     ============



           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME




                                                       For the Years Ended September 30,
                                               ------------------------------------------------
                                                   2001              2000              1999
                                               ------------      ------------      ------------

REVENUES                                       $649,727,000      $447,743,000      $244,830,000

DIRECT EXPENSES                                 621,630,000       426,987,000       228,294,000
                                               ------------      ------------      ------------
           Gross profit                          28,097,000        20,756,000        16,536,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      23,264,000        17,005,000        12,181,000

DEPRECIATION AND AMORTIZATION                     1,424,000         1,333,000         1,124,000
                                               ------------      ------------      ------------
           Income from operations                 3,409,000         2,418,000         3,231,000
                                               ------------      ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income                                  911,000           584,000           492,000
   Interest expense                              (1,274,000)       (1,601,000)       (1,133,000)
   Other income (expense)                            48,000           (22,000)           35,000
                                               ------------      ------------      ------------
                                                   (315,000)       (1,039,000)         (606,000)
                                               ------------      ------------      ------------
           Income before income taxes and
             extraordinary item                   3,094,000         1,379,000         2,625,000

INCOME TAX EXPENSE                               (1,316,000)         (428,000)         (849,000)
                                               ------------      ------------      ------------
           Income before extraordinary item       1,778,000           951,000         1,776,000

EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT
   OF DEBT, NET OF TAX BENEFIT OF $256,000         (354,000)               --                --
                                               ------------      ------------      ------------
           Net income                          $  1,424,000      $    951,000      $  1,776,000
                                               ============      ============      ============

EARNINGS PER  SHARE - BASIC & DILUTED
   Income before extraordinary item            $       0.20      $       0.12      $       0.25
   Extraordinary item                                 (0.04)               --                --
                                               ------------      ------------      ------------
   Net Income                                  $       0.16      $       0.12      $       0.25
                                               ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC              8,693,243         7,954,176         7,127,806
                                               ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
   OUTSTANDING - DILUTED                          8,907,282         7,990,912         7,145,390
                                               ============      ============      ============



           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                        Common Stock       Additional                  Receivable    Treasury Stock
                                   ---------------------    Paid-In      Accumulated      From      ----------------
                                     Shares      Amount     Capital        Deficit     Shareholder  Shares   Amount        Total
                                   ------------------------------------------------------------------------------------------------
BALANCE, September 30, 1998         5,530,524   $  6,000  $ 13,706,000   $(5,837,000)         --        --         --   $ 7,875,000

  Common stock sold                     1,524         --         9,000            --          --        --         --         9,000
  Common stock repurchased                 --         --            --            --          --    18,300    (75,000)      (75,000)
  Exercise of stock options             5,714         --        16,000            --          --        --         --        16,000
  Exercise of stock warrants            1,429         --         6,000            --          --        --         --         6,000
  Common stock issued in
    connection with acquisition     2,441,527      2,000     7,308,000            --          --        --         --     7,310,000
  Non-cash compensation
    expense related to warrants            --         --        44,000            --          --        --         --        44,000
  Proceeds related to LNB
    settlement, net of expenses            --         --         4,000            --          --        --         --         4,000
  Net income                               --         --            --     1,776,000          --        --         --     1,776,000
                                   ------------------------------------------------------------------------------------------------

BALANCE, September 30, 1999         7,980,718      8,000    21,093,000    (4,061,000)         --    18,300    (75,000)   16,965,000

  Exercise of stock options               887         --         4,000            --          --        --         --         4,000
  Common stock repurchased                 --         --            --            --          --    17,100    (61,000)      (61,000)
  Non-cash compensation
    expense related to warrants            --         --       200,000            --          --        --         --       200,000
  Net income                               --         --            --       951,000          --        --         --       951,000
                                   ------------------------------------------------------------------------------------------------

BALANCE, September 30, 2000         7,981,605      8,000    21,297,000    (3,110,000)         --    35,400   (136,000)   18,059,000

Common stock repurchased                   --         --            --            --          --    51,911   (366,000)     (366,000)
Exercise of stock options              16,775         --        16,000            --          --        --         --        16,000
Exercise of stock warrants             73,570         --       179,000            --          --        --         --       179,000
Common stock issued in
  connection with the
  acquisition of BrightLane         8,066,522      8,000    41,892,000            --          --        --         --    41,900,000
Common stock issued in connection
  with the acquisition of HR2          89,224         --       300,000            --          --        --         --       300,000
Settlement of certain escrow
  shares                              (54,996)        --      (340,000)           --          --        --         --      (340,000)
Stock sold to director                 10,114         --        40,000            --          --        --         --        40,000
Receivable from shareholder in
  connection with option exercise      14,128         --        90,000            --     (90,000)       --         --            --
Non-cash compensation
  expense related to warrants              --         --        70,000            --          --        --         --        70,000
Net income                                 --         --            --     1,424,000          --        --         --     1,424,000
                                   ------------------------------------------------------------------------------------------------

BALANCE, September 30, 2001        16,196,942   $ 16,000  $ 63,544,000   $(1,686,000)    (90,000)   87,311  $(502,000)  $61,282,000
                                   ================================================================================================




           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended September 30,
                                                            ----------------------------------------------
                                                                2001             2000             1999
                                                            ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  1,424,000     $    951,000     $  1,776,000
   Adjustments to reconcile net income to net
     cash  provided by operating activities,
     net of acquired businesses-
       Deferred income taxes                                     123,000           73,000          600,000
       Depreciation and amortization                           1,424,000        1,333,000        1,124,000
       Provision for doubtful accounts                           526,000          162,000           27,000
       Non-cash write-off of deferred financing cost             435,000               --               --
       Loss on disposal of equipment                                  --           24,000               --
       Non-cash compensation expense related to warrants          70,000          200,000           44,000
       Gain on sale of regional office (El Paso)                 (50,000)              --               --
   Changes in operating assets and liabilities,
     net of acquired businesses-
       Increase in accounts receivable                        (4,977,000)      (7,905,000)      (4,016,000)
       (Increase) decrease in other current assets               449,000         (220,000)         458,000
       (Increase) decrease in other assets                    (1,137,000)         197,000          225,000
       Increase in accounts payable, accrued
         expenses and other current liabilities                5,275,000        9,040,000        3,325,000
      (Increase) decrease in restricted cash                     375,000          (13,000)        (362,000)
                                                            ------------     ------------     ------------

              Net cash provided by operating activities        3,937,000        3,842,000        3,201,000
                                                            ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements            (589,000)        (486,000)        (249,000)
   Proceeds from sale of regional office                         500,000               --               --
   Acquisition of businesses, net of cash acquired            10,283,000       (3,314,000)      (4,509,000)
                                                            ------------     ------------     ------------

              Net cash provided by (used in) investing
                activities                                    10,194,000       (3,800,000)      (4,758,000)
                                                            ------------     ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on line of credit                         --               --     $  1,015,000
   Proceeds from borrowings on long-term debt                         --        4,000,000        2,500,000
   Principal payments on long-term debt                       (6,983,000)      (1,055,000)        (792,000)
   Payments on revolving line of credit                         (899,000)        (559,000)        (663,000)
   Net proceeds from issuance of preferred stock               3,500,000               --               --
   Repayments on capital leases obligations                      (49,000)         (34,000)         (45,000)
   Net proceeds from issuance of common stock, net of
     expenses                                                     40,000               --            9,000
   Net proceeds from the exercise of stock options and
     warrants                                                    195,000            4,000           22,000
   Common shares repurchased                                    (366,000)         (61,000)         (75,000)
   Proceeds from LNB settlement                                       --               --            4,000
                                                            ------------     ------------     ------------
              Net cash (used in) provided by financing
                activities                                    (4,562,000)       2,295,000        1,975,000
                                                            ------------     ------------     ------------

              Net increase in cash and cash equivalents        9,569,000        2,337,000          418,000
CASH  AND CASH EQUIVALENTS AT BEGINNING OF YEAR                4,285,000        1,948,000        1,530,000
                                                            ------------     ------------     ------------

CASH  AND CASH EQUIVALENTS AT END OF YEAR                   $ 13,854,000     $  4,285,000     $  1,948,000
                                                            ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for-
       Interest                                             $  1,892,000     $  1,242,000     $    790,000
                                                            ============     ============     ============
       Income taxes                                         $    797,000     $    489,000     $    374,000
                                                            ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
      Borrowings under capital leases                       $    263,000     $    272,000               --
      Fair value of escrow shares received in settlement    $    340,000               --               --
      Note receivable in connection with sale of
        regional office (El Paso)                           $    425,000               --               --
      Retirement of preferred stock                         $  3,500,000               --               --
      Receivable from shareholder in connection with
        option exercise                                     $     90,000               --               --
                                                            ============     ============     ============

During 1999 the Company issued common stock valued at $7.3 million in connection with the acquisition of the TeamStaff Companies.

During 2001 the Company issued common stock valued at $42.2 million in connection with the acquisition of BrightLane.com and HR2.

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) ORGANIZATION AND BUSINESS:

        TeamStaff, Inc. (the "Company"), formerly Digital Solutions, Inc. ("DSI") a New Jersey Corporation, with its subsidiaries, provides a broad spectrum of human resource services including professional employer services, payroll processing, human resource administration and placement of temporary and permanent employees. The Company has regional offices in Somerset, New Jersey; Houston, Texas; Woburn, Massachusetts; and Clearwater and Delray, Florida and sales service centers in New York, New York; Houston, Texas; Delray and Clearwater, Florida; Woburn, Massachusetts; Alpharetta, Georgia; and Somerset, New Jersey.

        Effective January 25, 1999, the Company acquired the ten entities operating under the trade name, "The TeamStaff Companies". In conjunction with the acquisition, the Company changed its name from Digital Solutions, Inc., to TeamStaff, Inc.

        Effective April 8, 2000, the Company acquired substantially all of the assets of the professional employer organization division of Outsource International, Inc. ("Outsource") which had operated under the trade name "Synadyne". The Company operates these assets, which were comprised mostly of PEO contracts, as part of its TeamStaff SB division.

        Effective October 2, 2000, the Company acquired all the stock of the professional employer organization ("PEO") business of HR2. This acquisition is not significant to the accompanying consolidated financial statements.

        Effective August 31, 2001, the Company acquired all the stock of BrightLane.com, Inc. (BrightLane).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BASIS OF PRESENTATION-

        The accompanying consolidated financial statements include the accounts of TeamStaff, Inc., and its wholly owned subsidiaries. The results of operations of acquired companies within the period reflected have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

     REVENUE RECOGNITION-

        The Company recognizes revenue in connection with its professional employer organization program ("PEO") as service is rendered. The PEO revenue consists of charges by the Company for the wages and employer payroll taxes of the worksite employees, the administrative service fee, workers' compensation charges, and the health and retirement benefits provided to the worksite employees. These charges are invoiced to the client at the time of each periodic payroll. The Company negotiates the pricing for its various services on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client's workers' compensation experience, the type of client business and the required resources to service the account, among other factors. Because the pricing is negotiated separately with each client and vary according to circumstances, the Company's revenue, and therefore its gross margin, will fluctuate based on the Company's client mix.

        The temporary staffing revenue is recognized as service is rendered. The Company bills its clients based on an hourly rate. The hourly rate is intended to cover the Company's direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally, included in revenue related to temporary staffing are commissions from permanent placements. Commissions from permanent placements result from the successful placement of a temporary employee to a customer's workforce as a permanent employee.

        The payroll services revenue is recognized as service is rendered and consists primarily of administrative service fees charged to clients for the processing of paychecks as well as preparing quarterly and annual payroll related reports.

        In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company recognizes all amounts billed to its PEO and temporary staffing customers as gross revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's customers pay the Company on a timely basis or at all, and the Company assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees, and employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services. The Company also recognizes as gross revenue and as unbilled receivables, on a accrual basis, any such amounts which relate to services performed by worksite and temporary employees which have not yet been billed to the customer as of the end of the accounting period. Unbilled receivables totaled $13,693,000 and $9,813,000 as of September 30, 2001 and 2000
        respectively. All such amounts are expected to be realized in the subsequent year.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (or "SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 in fiscal 2001 did not have any impact on the consolidated financial statements.


     CONCENTRATIONS OF CREDIT RISK-

        The Company's customer base consists of over 3,700 client companies, representing approximately 54,400 employees (including payroll services) as of September 30, 2001. The Company's client base is broadly distributed throughout a wide variety of industries; however, more than 70% of the customers in the payroll processing area are in the construction industry and substantially all of TeamStaff-Rx customers are in the healthcare industry. Credit, when given, is generally granted on an unsecured basis.

     CASH EQUIVALENTS-

        For purposes of the statements of cash flows, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

     EQUIPMENT AND IMPROVEMENTS-

        Equipment, software and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the lease term or estimated useful life for leasehold improvements.

     INTANGIBLE ASSETS-

        Intangible assets consist of the following:


                                               2001             2000
                                           ------------     ------------
               Trade Name                  $  4,710,000     $  4,700,000
               First Union Relationship       6,900,000               --
               Goodwill                      29,005,000       17,475,000
                                           ------------     ------------
                                             40,615,000       22,175,000
               Accumulated amortization      (3,065,000)      (2,542,000)
                                           ------------     ------------
                                           $ 37,550,000     $ 19,633,000
                                           ============     ============


        Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the acquisition date. Goodwill from acquisitions prior to June 30, 2001 is being amortized on a straight-line basis over 20 to 25 years. Goodwill from acquisitions after June 30, 2001 is not being amortized. Trade name is being amortized on a straight-line basis over 25 years. Amortization expense charged to operations was approximately $948,000 for fiscal year 2001, $864,000 for fiscal year 2000 and $598,000 for fiscal year 1999.

        During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption is allowed and the Company currently intends to adopt SFAS No. 142 as of October 1, 2001.

        SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, which will be effective for the Company as of October 1, 2001, but believes that goodwill and the trade name recognized prior to July 1, 2001 will no longer be amortized upon adoption of SFAS No. 142. In accordance with SFAS No. 142, goodwill, the First Union relationship and trade name acquired after June 30, 2001 have not been amortized in the accompanying statement of income for 2001.

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

        Goodwill is viewed in two separate categories: enterprise-level and business-unit level. Enterprise goodwill results from purchase acquisitions of businesses that have been fully integrated into the Company's operations and no longer exist as a discrete business unit. Business unit goodwill results from purchased business combinations where the acquired operations have been managed as a separate business unit and not fully absorbed into the Company. The Company reviews its goodwill and other intangible assets for impairment when events and circumstances indicate that such assets might be impaired. The Company utilizes undiscounted cash flow methods to measure impairment for Enterprise goodwill, business unit goodwill and intangible assets. An impairment loss is recognized to the extent that the carrying amount of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 amends SFAS No. 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the impact of SFAS No. 144 to be material to the Company's consolidated financial statements.

     WORKERS COMPENSATION-

        The Company applies loss-development factors to its open years' workers' compensation incurred losses in order to estimate fully developed losses. For the current policy period, the Company uses several other factors as well to include the timing of loss payments and interest rates.

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

     RECLASSIFICATIONS

        Certain reclassifications have been made to prior years amounts to conform to the current year presentation.


     STOCK-BASED COMPENSATION-

        Stock-based compensation for employees and directors is recognized using the intrinsic value method under APB No. 25. The Company uses the fair value method for options issued to non-employees. For disclosure purposes, pro forma net income (loss) impacts are provided as if the fair market value method has been applied.


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

        In accordance with SFAS 128, the following table reconciles income before extraordinary item and share amounts used to calculate basic and diluted earnings per share before extraordinary item:

                                                                 Years Ended September 30,
                                                             2001          2000          1999
                                                          ----------    ----------    ----------
        Numerator:
          Income before extraordinary item                $1,778,000    $  951,000    $1,776,000
                                                          ----------    ----------    ----------
        Denominator:
          Weighted average number of common shares
            outstanding - Basic                            8,693,243     7,954,176     7,127,806
          Incremental shares for assumed conversions
            of stock options/warrants                        214,039        36,736        17,584
                                                          ----------    ----------    ----------
          Weighted average number of common and
            equivalent shares outstanding-Diluted          8,907,282     7,990,912     7,145,390
                                                          ----------    ----------    ----------
        Earnings per share before extraordinary item -
          Basic and Diluted                               $     0.20    $     0.12    $     0.25
                                                          ==========    ==========    ==========


        Stock options and warrants outstanding at September 30, 2001 to purchase 157,006 shares of common stock were not included in the computation of Diluted EPS as they were antidilutive.


     REVERSE STOCK SPLIT-

        Effective June 2, 2000 the Company effected a reverse stock split at a rate of one (1) new share for each existing 3.5 shares of TeamStaff common stock. All common shares and per share amounts in the accompanying financial statements have been adjusted retroactively to effect the reverse stock split.


     DERIVATIVES-

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity". SFAS No. 133, as amended by SFAS No. 137 and No. 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoptation of SFAS No. 133, as amended, had no impact on the Company's consolidated financial statements as the Company does not utilize derivatives.

(3) INCOME TAXES:

        At September 30, 2001, the Company has available operating loss carryforwards of approximately $22,098,000 to reduce future periods' taxable income. Substantially all of the operating loss carryforwards were acquired in connection with the acquisition of BrightLane on August 31, 2001 (See Note 5). The carryforwards expire in various years beginning in 2004 and extending through 2021. The Company also has tax credits available of approximately $249,000 to reduce future taxable income that begin to expire in 2020. In accordance with IRS regulations, the utilization of operating losses acquired from BrightLane are limited to $2.1 million per year.

        The Company has recorded a $9,245,000 and a $1,719,000 deferred tax asset at September 30, 2001 and 2000, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. In fiscal 2001 and 2000, the Company reduced the tax provision by $218,000 and $374,000 respectively for certain tax credits which were available to the Company. In 1999, the Company's income tax expense was reduced by a $400,000 tax benefit reflecting the elimination of a valuation allowance.

        In order for the Company to realize the operating loss carryforward and the tax credits, the Company would have to generate approximately $22,000,000 in future taxable income. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset as a result of the past four years of profitability and its ability to meet its operating plan.

        An analysis of the Company's deferred tax asset is as follows-

                                                               2001          2000
                                                            ----------    ----------
        Net operating loss carryforwards and tax credits    $7,764,000    $  574,000
        Workers' compensation reserves                       1,122,000       530,000
        Allowance for doubtful accounts                        187,000       102,000
        Depreciation expense                                   170,000       153,000
        Other items, net                                         2,000       360,000
                                                            ----------    ----------
              Deferred income tax asset                     $9,245,000    $1,719,000
                                                            ==========    ==========

        The components of the income tax expense (benefit) for income taxes are summarized as follows-

                                              Years Ended September 30,
                                       --------------------------------------
                                          2001          2000          1999
                                       ----------    ----------    ----------
        Current expense                $1,193,000    $  355,000    $  249,000
        Deferred  expense                 123,000        73,000       600,000
                                       ----------    ----------    ----------
                      Total expense    $1,316,000    $  428,000    $  849,000
                                       ==========    ==========    ==========

        The following table indicates the significant elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate-

                                                         Years Ended September 30,
                                                         -------------------------
                                                          2001     2000     1999
                                                          ----     ----     ----
        Federal statutory rate                             34%      34%      34%
        State taxes, net of federal income tax benefit      8        8        7
        Reversal of valuation allowance                     0        0      (15)
        Tax credits                                        (9)     (28)       0
        Goodwill amortization                               7       13        4
        Other                                               3        4        2
                                                          ----     ----     ----
                                                           43%      31%      32%
                                                          ====     ====     ====

(4) DEBT:

        The Company had a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million. Substantially all assets of the Company secured the credit facility. The facility was comprised of (i) two three-year term loans each for $2.5 million, with a five-year amortization, at prime plus 3%; (ii) a three-year term loan for $4.0 million, with a five-year amortization, at prime plus 3% and (iii) a $3.5 million revolving line of credit at prime plus 1% secured by certain accounts receivable of the Company. The credit facility was subject to success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. In addition the $4.0 million term loan was subject to annual success fees at the beginning of each loan year in the amount of $500,000. The credit facility was subject to certain covenants including, but not limited to, a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined.

        In connection with the BrightLane acquisition TeamStaff repaid approximately $8,289,000 of total outstanding debt (including interest and related financing fees) owed to FINOVA Capital Corporation. Of this amount approximately $3,800,000 was paid in April 2001 and the remaining $4,489,000 was paid in September 2001. As a result, the Company wrote off $435,000 of unamortized financing costs and paid additional fees of $175,000. This has been recorded as an extraordinary loss on the early extinguishment of debt of $354,000, net of tax benefit of $256,000.


        Long-term debt at September 30, 2001 and 2000 consists of the following-

                                        2001            2000
                                    -----------     -----------
        Revolving line of credit    $         0     $   899,000
        Term loans                            0       6,983,000
        Capital leases                  263,000         278,000
                                    -----------     -----------
                                        263,000       8,160,000
        Less- Current portion           (70,000)     (1,938,000)
                                    -----------     -----------
                                    $   193,000     $ 6,222,000
                                    ===========     ===========

        Maturities of long-term debt as of September 30, 2001 are as follows-

                    Year Ending
                   September 30,
                   -------------
                       2002                         70,000
                       2003                         46,000
                       2004                         53,000
                       2005                         94,000
                                                  --------
                                                  $263,000
                                                  ========

(5) BUSINESS COMBINATIONS:

     ACQUISITION OF BRIGHTLANE.COM

        Effective August 31, 2001, the Company acquired BrightLane.com, Inc, an Online Business Center and technology group providing Internet-based solutions for growing businesses. BrightLane's developed technology had focused on increasing buying power and reducing transaction costs for growing businesses. This technology is now refocused to drive a new venture for the company called TeamStaff ConnXions. TeamStaff ConnXions will be a conduit to both the clients and employees of TeamStaff offering a variety of services through strategic partners such as web page developers, a full line of insurance and benefit products and procurement services. BrightLane integrates these services through proprietary unified login and hub technology that offers businesses security. BrightLane is also spearheading the technology efforts of the Company in total, most specifically in terms of the implementation of the licensed Lawson software package.

        Under the terms of the purchase agreement, the Company acquired all the stock of BrightLane.com through the issuance of 8,066,522 shares of TeamStaff stock, valued at approximately $41,900,000. The Company also incurred $1,804,000 of certain legal, accounting and investment banking expenses, resulting in a total purchase price of $43,704,000. The acquisition has been accounted for under the purchase method and the results of operations of the acquired company have been included in the statements of income since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition as stated below:

        Cash acquired                              $12,031,000
        Deferred tax asset                           7,400,000
        Investment in TeamStaff preferred stock      3,500,000
        Other assets acquired, net                   1,538,000
        First Union relationship                     6,900,000
        Tradename                                       10,000
        Goodwill                                    12,325,000
                                                   -----------
        Total                                      $43,704,000
                                                   ===========

        Prior to the acquisition, the Company sold to BrightLane $3.5 million of preferred stock and used the proceeds to pay down a portion of the FINOVA debt. The preferred stock was cancelled in connection with the acquisition on August 31, 2001.

        In connection with the transaction, persons holding BrightLane options to acquire approximately 2,078,000 BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares ) exercised their options. TeamStaff made recourse loans of approximately $1,025,000 principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans are repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years.


     ACQUISITION OF HR2, INC.

        Effective October 2, 2000, the Company acquired HR2, Inc. in a stock purchase transaction. The Company acquired all of the capital stock of HR2 in exchange for an aggregate of 89,224 shares of the Company's common stock and $100,000 in cash for a total purchase price of $400,000. HR2, Inc. is a professional employer organization that operates primarily in Massachusetts, Rhode Island, and New Hampshire. The acquisition of HR2 Inc. was not material to the Company's consolidated financial statements.

     ACQUISITION OF SYNADYNE ASSETS

        Effective April 7, 2000 TeamStaff, Inc. entered into an Asset Purchase Agreement to acquire substantially all of the assets of the professional employer organization business of Outsource International, Inc. ("Outsource"), which had operated under the tradename "Synadyne". TeamStaff acquired all of the customer contracts of the former Synadyne business. The Company operates these assets, which were comprised mostly of PEO contracts, through its subsidiaries as part of its TeamStaff SB division. Under the terms of the Asset Purchase Agreement, TeamStaff paid an aggregate purchase price of $3,500,000 which includes the assumption of approximately $200,000 in liabilities. The company also incurred approximately $100,000 for acquisition related expenses. The agreement also provides for an additional potential payment of up to $1,250,000 provided that the former clients of Outsource have at least 9,500 worksite employees as of March 31, 2001. In the event there are less than 9,500 employees, the amount of the earnout will be reduced by a pre-determined formula. The Company calculated that at March 31, 2001 there were 5,879 employees employed by the Company represented by the former Synadyne business and therefore no payment is due to Outsource under the terms of the earnout. However, based on an estimate provided by Outsource, the earnout payment would be approximately $553,000. Under the terms of the agreement, Outsource had a period of 90 days, (which expired on July 19, 2001), to audit the records related to the employees and accounts to determine the earnout. Outsource filed for protection under Chapter 11 of the U.S. Bankruptcy Code on June 11, 2001 in the Central District of California. The Company is unable to predict the impact of Outsource's bankruptcy on the potential earnout. Any subsequent payment would be accounted for as additional purchase price and would be recorded as an increase to goodwill when and if made.

        Under the original acquisition related agreements, TeamStaff had been providing PEO services to the corporate employees of Outsource. The parties had entered into a court-approved stipulation in the bankruptcy action that TeamStaff would continue to provide these services. Subsequently, the parties mutually agreed to terminate the original service agreement effective July 2001.


     ACQUISITION OF TEAMSTAFF COMPANIES

        On January 25, 1999 TeamStaff, Inc., completed the acquisition of 10 entities operating as the TeamStaff Companies through the issuance of 2,352,381 shares of common stock and $3.2 million in cash in exchange for all capital stock of the TeamStaff Companies and for the repayment of debt. The Company also incurred $1.3 million for certain legal, accounting and investment banking expenses, which included 89,146 shares of common stock which were granted to the investment banker. The acquisition has been accounted for under the purchase method and the results of operations of the acquired companies have been included in the statements of income since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition. The application of the purchase method of accounting resulted in approximately $13.3 million in excess purchase price over net tangible assets acquired. The excess of the purchase price over the net tangible assets acquired has been allocated to trade name ($4.7 million) and goodwill ($8.6 million) which are being amortized over 25 years. In accordance with the adoption of SFAS 141 and 142 the amortization of goodwill will cease effective October 1, 2001.

        The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and acquired companies as if the acquisitions had occurred October 1, 1999.

                                             Fiscal Years Ended September 30,
                                             --------------------------------
                                                  2001              2000
                                              ------------      ------------
        Revenues                              $650,021,000      $554,524,000
        Loss before extraordinary item        $ (3,202,000)     $(13,731,000)
        Net loss                              $ (3,812,000)     $(13,731,000)
        Loss per share - basic and diluted    $       (.35)     $       (.86)


     SALE OF EL PASO REGIONAL OFFICE

        In September 2001, the Company sold its' regional PEO office in El Paso, Texas. The business was sold for $925,000, $500,000 in cash at closing and $425,000 to be paid in 17 equal monthly installments from October 2001 until February 2003. The gain on sale of this transaction was $50,000.

        As described in note 2, the Company will be required to test its goodwill for impairment connected with any acquisition in accordance with SFAS No. 141 and 142.

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

        Accrued expenses and other current liabilities at September 30, 2001 and 2000 consist of the following-

                                               2001           2000
                                           ------------   ------------
        Payroll and payroll taxes          $ 15,421,000   $ 11,736,000
        Worker's compensation insurance       3,300,000      1,997,000
        Bank Overdraft                        3,237,000      2,064,000
        Other                                   521,000      1,324,000
                                           ------------   ------------
                                           $ 22,479,000   $ 17,121,000
                                           ============   ============


(7) COMMITMENTS AND CONTINGENCIES:

     LEASES-

        Minimum payments under noncancellable lease obligations at September 30, 2001 are as follows-

                    Year Ending
                   September 30,
                   -------------
                       2002                        $1,234,678
                       2003                         1,208,544
                       2004                         1,232,003
                       2005                         1,065,145
                       2006                           785,131
                                                   ----------
                                                   $5,525,501
                                                   ==========

        Rent expense under all operating leases was $1,233,000 in 2001, $988,000 in 2000 and $794,000 in 1999.

     WORKERS' COMPENSATION POLICY-

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

        The C N A policy covers the period from January 22, 2001, through January 21, 2002, and is a large deductible program ($250,000 for each claim) with a maximum liability cap. The premium for this policy is paid on a monthly basis based upon estimated payroll for the year and is subject to a year-end audit by the provider. TeamStaff also maintains a separate policy insuring a portion of the maximum cap which it may be required to pay. The policy insures payment of the maximum cap in excess of the first $1,800,000, which the Company pays, up to $7,425,000 and is funded monthly. Once the $7,425,000 is exceeded then the Company pays 89.5% of paid claims up to $10,400,000. If the losses and fixed cost under the policy are less than the amounts TeamStaff paid, plus investment returns thereon, the insurer will refund the difference to TeamStaff. The amount of claims incurred in any policy year may vary, and in a year with significantly fewer claims than estimated, the amount of repayment from this account may be significant. The Company records in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed losses plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and its insurance broker. The Company's internal analysis includes quarterly review of open claims and review of historical claims and losses related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate losses, future adjustments may be necessary based on actual losses. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments, as well as the interest earned on the Company's prepayments, the Company relies on actuarial tables to estimate its ultimate expense.

        As of September 30, 2001, the adequacy of the workers' compensation reserves were determined, in managements opinion, to be reasonable. However, since these reserves are for losses that have not been sufficiently developed due to the relatively young age of these claims, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in the Company's prepayments and adjust the reserves as deemed appropriate.

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

        The Company's clients are billed at fixed rates which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation which are based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's cost for workers' compensation are greater than the costs which are included in the client's contractual rate, the Company is unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only.

     LEGAL PROCEEDINGS-

        The Company's subsidiary, DSI Staff Connxions-Southwest, Inc., was a defendant in a lawsuit (Frederico Farias v. Thomson Consumer Electronics and DSI Staff Connxions-Southwest, Inc., 327th Judicial District Case No. 96-3036; District Court of El Paso County, Texas) whereby a former leased employee of a client obtained a judgment against the Company during August, 1998 in the amount of $315,000 including interest. The judgment included approximately $95,000 in compensatory damages, $200,000 in punitive damages and $20,000 in pre-trial interest. In November 2000 the parties settled this case resulting in the payment of $230,000 by the Company. This amount was accrued for in the accompanying balance sheet as of September 30, 2000.

        In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies, which were acquired by the Company in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, the Company entered into a settlement agreement with the former owners of the TeamStaff Companies. Under the settlement agreement, the former owners agreed to be liable and responsible for certain potential liabilities estimated at approximately $540,000 and agreed that approximately 55,000 shares, which had been held in escrow since the acquisition, were to be cancelled and TeamStaff agreed to release 29,915 escrow shares to the former owners. TeamStaff retains 75,000 shares in escrow to provide security for the former owner's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third party has contacted TeamStaff seeking payment on any of these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the former owners.

        TeamStaff Company's subsidiary, BrightLane.com, Inc. is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff's in payment of services were inadequate to pay for the alleged agreed upon value of services. The Company intends to defend itself vigorously in this matter and believes that it has meritorious and valid defenses to plaintiff's claims. In addition, the former shareholders of BrightLane have placed approximately 158,000 shares in escrow which may be canceled in an amount equal to the amount of any successful claim by Atomic Fusion.

        In connection with its businesses as a professional employer organization, payroll services and staff leasing, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employee suits, workers' compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its clients employers for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, TeamStaff may be subject to liability.

        TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff's financial conditions or results of operations.


(8) SHAREHOLDERS' EQUITY:

        During 2001 and 2000, the Company repurchased 51,911 and 17,100 shares of its common stock for $366,000 and $61,000 respectively. In October of 2001, the Company purchased 51,345 shares of its common stock for $329,000.

     STOCK WARRANTS-

        The following is a summary of the outstanding warrants to purchase the Company's common stock at September 30, 2001:

                                                                    Number of Shares of
        Exercise Period    Exercise Period    Exercise Price Per        Common Stock
             From               To              Common Share              Reserved
        ---------------    ---------------    ------------------    -------------------
         February 1998      February 2003           7.20                    7,143
         January 1999       January 2004            5.25                   21,428
         November 1999      November 2002           4.15                   54,999
         December 2000      January 2005            3.20                   10,000
         August 2001        August 2006             5.16                   16,000
                                                                          -------
                                                                          109,570
                                                                          =======

        During the fiscal years ended September 30, 2001 and 2000, the Company granted 26,000 and 100,000 additional warrants and 69,140 and 2,257 warrants expired, unexercised. Additionally, during 2001 73,570 warrants were exercised for net proceeds of $179,000. For warrants issued to third parties for services, the Company utilizes the Black-Scholes option pricing model to determine fair value and compensation expense. The fair value of these grants and other stock based compensation was determined to be $70,000, $200,000 and $44,000 and was included in selling, general and administrative expenses in the accompanying statements of income for the years ended September 30, 2001, 2000 and 1999.

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

        The 2000 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs, subject to applicable law; the periods during which each option will be exercisable; and the number of shares subject to each option. The Committee has full authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto.

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

        NON-EXECUTIVE DIRECTOR PLAN

        In fiscal 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the "Director Plan") to provide for the grant of options to non-employee directors of the Company. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September 1st, pro rata, based on the time the director has served in such capacity during the previous year. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Director Plan replaced the previous Director Plan that expired in April 2000.

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

        The following tables summarize the activity in the Company's stock option plans for the years ended September 30, 2001, 2000 and 1999:


                                                     NUMBER       WEIGHTED AVERAGE    WEIGHTED AVERAGE
                                                    OF SHARES      EXERCISE PRICE        FAIR VALUE
                                                    --------------------------------------------------
        Options outstanding, September 30, 1998      287,465            8.82
                                        Granted      116,857            3.85                $2.10
                                      Exercised       (5,715)           2.84
                                      Cancelled     (143,893)          10.82
                                                    ------------------------
        Options outstanding, September 30, 1999      254,714            5.57
                                        Granted      144,543            4.44                $2.49
                                      Exercised         (887)           4.51
                                      Cancelled      (46,829)           6.36
                                                    ------------------------
        Options outstanding, September 30, 2000      351,541          $ 5.00
                                                    ------------------------
                                        Granted      597,785            4.75                $2.77
                                      Exercised      (46,009)           4.56
                                      Cancelled      (28,048)           6.01
                                                    ------------------------
        Options outstanding, September 30, 2001      875,269          $ 4.82
                                                    ------------------------

        As of September 30, 2001 and 2000, 440,762 and 211,973 options, respectively, were exercisable.

                                         WEIGHTED     WEIGHTED                   WEIGHTED
            RANGE OF        OPTIONS       AVERAGE     AVERAGE       OPTIONS      AVERAGE
            EXERCISE      OUTSTANDING    REMAINING    EXERCISE    EXERCISABLE    EXERCISE
             PRICES       AT 9/30/01       LIFE        PRICE       AT 9/30/01     PRICE
        ---------------------------------------------------------------------------------
        $2.27  -  4.55      258,985         2.5        $3.66        181,056       $3.70
        $4.55  -  6.82      537,713         4.0        $4.92        230,284       $5.30
        $6.82  -  9.10       78,571         2.3        $7.93         29,285       $7.99

        In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective October 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 4.59% and expected option life of 4 years. Expected volatility was assumed to be 74%, 69% and 68% in 2001, 2000 and 1999, respectively.

        As permitted by SFAS 123, the Company has chosen to continue to account for its employee stock-based compensation at their intrinsic value in accordance with Accounting Principle Board Opinion No. 25. Accordingly no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

        ------------------------------------------------------------------------------------
        (Thousands of dollars except per share amounts)         2001        2000        1999
        ------------------------------------------------------------------------------------
        Net income as reported                               $ 1,424     $   951     $ 1,776
        Estimated fair value of option grants, net of tax       (655)       (206)       (153)
                                                             -------------------------------
        Net income adjusted                                  $   769     $   745     $ 1,623
                                                             ===============================

                Adjusted earnings per share - Basic          $  0.09     $  0.09     $  0.23
                                                             ===============================

                Adjusted earnings per share - Diluted        $  0.09     $  0.09     $  0.23
                                                             ===============================


        During 2001, an executive of the Company exercised stock options. In connection with that exercise, the Company issued a full recourse loan to the employee of $90,000. This amount has been recorded as a reduction of shareholders' equity.

(9) SEGMENT REPORTING:

        The Company operates three different lines of business: Professional Employer Organization (PEO), temporary staffing, and payroll services. Each business is managed by individual executives.

        The PEO segment provides services such as payroll processing, personnel and human resource, benefits administration, workers' compensation administration, and tax filing services to small business owners. Essentially, in this business segment, the Company provides services that function as the human resource department for small to medium sized companies wherein the Company becomes a co-employer. The BrightLane operations are also included in this segment due to the Company's strategy to integrate the First Union agreement into the PEO operation.

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

        The following table represents the financial results for each of the Company's segments:

                                      Professional
                                        Employer         Temporary         Payroll
                                        Services         Staffing          Services          Corporate        Consolidated
                                        --------         --------          --------          ---------        ------------
        2001
Revenues                             $ 571,799,000     $  73,884,000     $   4,044,000     $          --     $ 649,727,000

Depreciation and amortization              342,000           290,000            64,000           728,000         1,424,000
Income/(loss) from operations             (771,000)    $   7,796,000     $   1,705,000        (5,321,000)        3,409,000
Interest income                            100,000           669,000                --           142,000           911,000
Interest expense                           (98,000)         (286,000)          (36,000)         (854,000)       (1,274,000)
Other income                                48,000                --                --                --            48,000
Income/(loss) before income taxes
and extraordinary item                    (721,000)        8,179,000         1,669,000        (6,033,000)        3,094,000

Capital spending                           464,000            88,000                --            37,000           589,000
Total assets                            34,200,000        18,228,000           497,000        38,171,000        91,096,000


        2000
Revenues                             $ 392,760,000     $  51,225,000     $   3,758,000     $          --     $ 447,743,000

Depreciation and amortization              249,000           233,000           124,000           727,000         1,333,000
Income/(loss) from operations              153,000         5,473,000         1,402,000        (4,610,000)        2,418,000
Interest income                                 --           473,000                --           111,000           584,000
Interest expense                                --                --                --        (1,601,000)       (1,601,000)
Other expense                              (22,000)               --                --                --           (22,000)
Income/(loss) before income taxes          131,000         5,946,000         1,401,000        (6,099,000)        1,379,000

Capital spending                           147,000           232,000                --           107,000           486,000
Total assets                            16,683,000        11,676,000           660,500        20,494,500        49,514,000


        1999
Revenues                             $ 204,797,000     $  36,421,500     $   3,611,500     $          --     $ 244,830,000

Depreciation and amortization              265,000           208,000           122,000           529,000         1,124,000
Income/(loss) from operations            2,641,000         3,324,000         1,477,500        (4,211,500)        3,231,000
Interest income                             77,000           350,000                --            65,000           492,000
Interest expense                                --                --                --        (1,133,000)       (1,133,000)
Other income                                35,000                --                --                --            35,000
Income/(loss) before income taxes        2,753,000         3,674,000         1,477,500        (5,279,500)        2,625,000

Capital spending                            10,000            72,000             2,000           165,000           249,000
Total assets                            11,371,000         6,651,000           660,500        17,699,500        36,382,000


        Included in the 2001 PEO segment information are losses from BrightLane for the period September 1 though September 30 totaling $355,000.

        The Company has no revenue derived outside of the United States.

(10)  QUARTERLY FINANCIAL DATA (UNAUDITED):


                                         First            Second           Third             Fourth
                                        Quarter          Quarter          Quarter           Quarter
                                      ---------------------------------------------------------------
Fiscal 2001
    Net Revenues                      $164,699,000     $158,371,000     $164,427,000     $162,230,000
    Gross profit                         6,991,000        6,503,000        7,112,000        7,491,000
    Income before extraordinary
    item                                   641,000          301,000          562,000          274,000
    Extraordinary item net of tax               --               --         (143,000)        (211,000)
                                      ---------------------------------------------------------------
    Net income                             641,000          301,000          419,000           63,000
    Earnings per share - Basic
        Before extraordinary item     $       0.08     $       0.04     $       0.07     $       0.03
        Extraordinary item                      --               --            (0.02)           (0.02)
                                      ---------------------------------------------------------------
        Basic earnings per share      $       0.08     $       0.04     $       0.05     $       0.01
    Earnings per share - Diluted
        Before extraordinary item     $       0.08     $       0.04     $       0.07     $       0.02
        Extraordinary item                      --               --            (0.02)           (0.01)
                                      ---------------------------------------------------------------
        Diluted earnings per share    $       0.08     $       0.04     $       0.05     $       0.01

Fiscal 2000
    Net revenues                      $ 82,222,000     $ 79,602,000     $137,316,000     $148,603,000
    Gross profit                         4,884,000        4,497,000        5,625,000        5,750,000
    Net income                             428,000          198,000          310,000           15,000
    Earnings per share
        Basic                         $       0.05     $       0.02     $       0.04     $         --
        Diluted                       $       0.05     $       0.02     $       0.04     $         --


11. SUBSEQUENT EVENT

Effective January 1, 2002, the Company acquired the assets of Corporate Staffing Concepts LLC., a PEO operating primarily in western Massachusetts and Connecticut. The purchase price was a combination of $275,000 in cash paid at closing plus a potential earnout payment based on client retention after one year.

                                                                      SCHEDULE I



                        TEAMSTAFF, INC. AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS


              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999


                                          (c) Additions
                                           Charged to
                                            (reversed        (d)
                           (b) Balance     from) Costs    Deductions-
                           at Beginning        and           Net         (e) Balance
     (a) Description          of Year       Expenses      Write-Offs    at End of Year
------------------------   ------------    ------------   -----------   --------------
Allowance for doubtful
  accounts, year ended-

      September 30, 2001     $ 281,000      $ 526,000      $(258,000)     $ 549,000
                             =========      =========      =========      =========

     September 30, 2000      $ 209,000      $ 162,000      $ (90,000)     $ 281,000
                             =========      =========      =========      =========

     September 30, 1999      $ 284,000      $  27,000      $(102,000)     $ 209,000
                             =========      =========      =========      =========