Form 10-Q
period 2001-12-31
TEAMSTAFF INC
filed 2002-02-14
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               --------------------         --------------------

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

                                 Yes [X] No [ ]

16,252,444 shares of Common Stock, par value $.001 per share, were outstanding as of February 10, 2002.


                                    1 of 22

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                December 31, 2001

                                Table of Contents

Part I - Financial Information                                                              Page No.
------------------------------                                                              --------
Item 1.                 Consolidated Balance Sheets as of
                        December 31, 2001 (Unaudited) and
                        September 30, 2001                                                      3
                        Consolidated Statements of
                        Income for the three months ended
                        December 31, 2001 and 2000 (Unaudited)                                  5
                        Consolidated Statements of Cash Flows for the
                        three months ended December 31, 2001 and 2000
                        (Unaudited)                                                             6

                        Notes to Consolidated Financial Statements
                        (Unaudited)                                                             7

Item 2.                 Management's discussion and analysis of
                        financial condition and results of operations                          14

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk             19

Part II - Other Information

Item 1.                 Legal Proceedings                                                      19
Item 2.                 Changes in Securities and Use of Proceeds                              20
Item 3.                 Defaults Upon Senior Securities                                        20
Item 4.                 Submission of Matters to a Vote of Security Holders                    20
Item 5.                 Other Information                                                      20
Item 6.                 Exhibits and Reports on Form 8-K                                       21
                        Signatures                                                             22

                                     2 of 22

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  DECEMBER 31,    SEPTEMBER 30,
ASSETS                                               2001             2001
                                                  -----------      -----------
                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                      $11,181,000      $13,854,000
   Accounts receivable, net of allowance           24,655,000       25,149,000
   Deferred tax asset                               2,241,000        2,241,000
   Other current assets                             1,235,000        1,016,000
                                                  -----------      -----------
                     Total current assets          39,312,000       42,260,000
                                                  -----------      -----------
EQUIPMENT AND IMPROVEMENTS:
   Equipment                                        3,676,000        3,573,000
   Software and computer equipment                  2,908,000        2,607,000
   Leasehold improvements                             294,000          290,000
                                                  -----------      -----------
                                                    6,878,000        6,470,000

   Accumulated depreciation and amortization        4,121,000        3,735,000
                                                  -----------      -----------
                                                    2,757,000        2,735,000

DEFERRED TAX ASSET                                  6,666,000        6,984,000

INTANGIBLE ASSETS, net of amortization             37,907,000       37,550,000

OTHER ASSETS                                        1,209,000        1,567,000
                                                  -----------      -----------

                                                  $87,851,000      $91,096,000
                                                  ===========      ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                    3 of 22

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,               SEPTEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                    2001                        2001
                                                                                     ------------               ------------
                                                                                      (unaudited)
CURRENT LIABILITIES:
    Current portion of long-term debt                                                $     70,000               $     70,000
    Accounts payable                                                                    4,517,000                  7,072,000
    Accrued payroll                                                                    13,566,000                 15,421,000
    Accrued expenses and other current liabilities                                      7,900,000                  7,058,000
                                                                                     ------------               ------------
                      Total current liabilities                                        26,053,000                 29,621,000

LONG-TERM DEBT, net of current portion                                                    184,000                    193,000
                                                                                     ------------               ------------
                      Total liabilities                                                26,237,000                 29,814,000
                                                                                     ------------               ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; authorized 40,000,000 shares; issued
       16,204,441 and 16,196,942; outstanding 16,065,784
       and 16,109,631 respectively                                                         16,000                     16,000
    Additional paid-in capital                                                         63,575,000                 63,544,000
    Accumulated deficit                                                                (1,055,000)                (1,686,000)
    Receivable from shareholder                                                           (90,000)                   (90,000)
    Treasury stock, 138,657 and 87,311 shares at cost, respectively                      (832,000)                  (502,000)
                                                                                     ------------               ------------
    Total shareholders' equity                                                         61,614,000                 61,282,000
                                                                                     ------------               ------------
                                                                                     $ 87,851,000               $ 91,096,000
                                                                                     ============               ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                    4 of 22

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                For the three months ended
                                                        December 31,
                                             ---------------------------------
                                                 2001                2000
                                             -------------       -------------
REVENUES                                     $ 165,503,000       $ 164,699,000

DIRECT EXPENSES                                157,529,000         157,708,000
                                             -------------       -------------
     Gross profit                                7,974,000           6,991,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      6,877,000           5,262,000

DEPRECIATION AND AMORTIZATION                      388,000             352,000
                                             -------------       -------------
     Income from operations                        709,000           1,377,000
                                             -------------       -------------
OTHER (EXPENSE) INCOME:
   Interest and other income                       314,000             200,000
   Interest expense                                (13,000)           (481,000)
                                             -------------       -------------
                                                   301,000            (281,000)
                                             -------------       -------------
     Income before income tax expense            1,010,000           1,096,000

INCOME TAX EXPENSE                                (379,000)           (455,000)
                                             -------------       -------------
     Net income                              $     631,000       $     641,000
                                             =============       =============
EARNINGS PER SHARE - BASIC & DILUTED         $        0.04       $        0.08
                                             =============       =============
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING - BASIC         16,070,353           7,956,099
                                             =============       =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
   OUTSTANDING - DILUTED                        16,306,506           7,982,434
                                             =============       =============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                    5 of 22

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               For the three months ended
                                                                                                      December 31,
                                                                                        ---------------------------------------
                                                                                            2001                       2000
                                                                                        ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $    631,000               $    641,000
   Adjustments to reconcile net income to net
      cash (used in) provided by operating activities, net of
         acquired businesses-
      Deferred income taxes                                                                  318,000                    350,000
      Depreciation and amortization                                                          388,000                    352,000
      Provision for doubtful accounts                                                        134,000                     70,000
   Changes in operating assets and liabilities, net of acquired businesses
      Decrease (increase) in accounts receivable                                             360,000                 (1,283,000)
      (Increase) decrease in other current assets                                           (219,000)                   341,000
      Decrease in other assets                                                               358,000                     49,000
      (Decrease) increase in accounts payable, accrued expenses
         and other current liabilities                                                    (3,570,000)                 2,264,000
                                                                                        ------------               ------------

                     Net cash (used in) provided by operating activities                  (1,600,000)                 2,784,000
                                                                                        ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of businesses, net of cash acquired                                         (357,000)                   195,000
   Purchases of equipment and leasehold improvements                                        (408,000)                  (252,000)
                                                                                        ------------               ------------

                         Net cash used in investing activities                              (765,000)                   (57,000)
                                                                                        ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                           --                   (408,000)
   Repayments on revolving line of credit                                                         --                   (201,000)
   Repayments on capital leases obligations                                                   (9,000)                   (11,000)
   Net proceeds from issuance of common stock and exercise of common
      stock options and warrants - net                                                        31,000                     40,000
   Repurchase of common shares                                                              (330,000)                        --
                                                                                        ------------               ------------
                     Net cash used in financing activities                                  (308,000)                  (580,000)
                                                                                        ------------               ------------

                     Net (decrease) increase in cash and cash equivalents                 (2,673,000)                 2,147,000
                                                                                        ------------               ------------

CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         13,854,000                  4,285,000
                                                                                        ------------               ------------
CASH  AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 11,181,000               $  6,432,000
                                                                                        ============               ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

      Cash paid during the period for-
       Interest                                                                         $     13,000               $    246,000
                                                                                        ============               ============
       Income Taxes                                                                     $    378,000               $     48,000
                                                                                        ============               ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                    6 of 22

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) ORGANIZATION AND BUSINESS

TeamStaff, Inc., a New Jersey Corporation, and subsidiaries (referred to as the "Company"), provides a broad spectrum of human resource services including professional employer organization ("PEO"), payroll processing, human resource administration and placement of temporary and permanent employees.

Effective October 2, 2000, the Company acquired all the stock of HR2, Inc. a PEO based in Massachusetts. This acquisition is not significant to the accompanying consolidated financial statements.

Effective August 31, 2001, the Company acquired all the stock of BrightLane.com, Inc., an Online Business Center (OBC) and technology group providing Internet-based solutions for growing businesses. Developed technology focused on increasing buying power and reducing transaction costs. Other than payments for fractional shares, the shareholders of BrightLane received an aggregate of 8,066,522 shares of TeamStaff's Common Stock in exchange for their BrightLane Common Stock, Series A Preferred, Series B Preferred and Series C Preferred Stock.

Effective January 1, 2002 the Company acquired the accounts and related assets of Corporate Staffing Concepts LLC, a PEO entity operating primarily in western Massachusetts and Connecticut. The acquisition is not reflected in the financial statement as it was a subsequent event, and is not expected to be material to the future consolidated financial statements.

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

The accompanying consolidated financial statements include those of TeamStaff Inc., and its wholly owned subsidiaries. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.


                                    7 of 22

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS-

During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption is allowed and the Company has adopted SFAS No. 142 as of October 1, 2001.

SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment. All of the Company's intangible assets have indefinite lifes and are no longer being amortized effective October 1, 2001. The affect of not amortizing goodwill and intangible assets is $186,000 pre-tax and $159,000 after tax for the three months ended December 31, 2001. The Company tested its intangible assets during the first quarter, as required by SFAS No. 142, and there is no impairment. The Company will test its goodwill for impairment during the second quarter of fiscal 2002 as required by SFAS No. 142.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

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

EARNINGS PER SHARE-

Basic earnings per share ("Basic EPS") is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share ("Diluted EPS") is calculated by dividing income


                                    8 of 22
available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

The following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                                 Three Months Ended December 31,
                                                   -------------------------
                                                       2001          2000
                                                   -----------   -----------
Numerator:
  Net income                                       $   631,000   $   641,000
Denominator:
Weighted average number of common shares
   Outstanding- basic                               16,070,353     7,956,099
Incremental shares for assumed conversions of
    stock options/warrants
                                                       236,153        26,335
                                                   -----------   -----------
Weighted average number of common and
   equivalent shares outstanding- diluted           16,306,506     7,982,434
                                                   -----------   -----------

Earnings per share-basic                           $      0.04   $      0.08
Earnings per share-diluted                         $      0.04   $      0.08

Stock options and warrants outstanding at December 31, 2001 to purchase 196,723 shares of common stock were not included in the computation of diluted earnings per share as they were not dilutive.

(3)   INCOME TAXES:

The Company has recorded a $8,907,000 and a $9,245,000 deferred tax asset at December 31, 2001 and September 30, 2001, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset.

(4)  WORKERS' COMPENSATION

TeamStaff maintains two workers' compensation policies, which cover its corporate employees, the worksite employees, co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation to non-employees of the Company. TeamStaff's primary workers' compensation insurance provider is C N A (Continental Assurance) which provides coverage for substantially all of TeamStaff's worksite, medical and corporate employees.

The C N A policy originally covered the period from January 22, 2001, through January 21, 2002, and is a large deductible program ($250,000 for each claim) with a maximum liability cap. CNA and the Company recently agreed to an extension of the policy to March 21, 2002. The premium for the policy is paid on a monthly basis based upon estimated payroll for the year and is subject to a year-end audit by the provider. Fixed costs for the extension were paid in advance


                                    9 of 22

(approximately $670,000). TeamStaff also maintains a separate policy insuring a portion of the maximum cap which it may be required to pay. The policy, including the extension, insures payment of the maximum cap in excess of the first $2,093,000, which the Company pays, up to $8,663,000. Once the $8,663,000 is exceeded then the Company pays 89.5% of paid claims up to $12,133,000. If the losses and fixed cost under the policy are less than the amounts TeamStaff paid, plus investment returns thereon, the insurer will refund the difference to TeamStaff. The amount of claims incurred in any policy year may vary, and in a year with significantly fewer claims than estimated, the amount of repayment from this account may be significant. The Company records in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed losses plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and its insurance broker. The Company's internal analysis includes quarterly review of open claims and review of historical claims and losses related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate losses, future adjustments may be necessary based on actual losses. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments, as well as the interest earned on the Company's prepayments, the Company relies on actuarial tables to estimate its ultimate expense.

As part of the two-month extension, which was negotiated in January 2002, the Company was required to pay $495,000 to cover claims which CNA asserted were owed under the policy years 1997 - 1999. As previously disclosed, the Company had received a total release for the periods from C N A in January 2001, when the Company accepted C N A as its new insurance carrier. The Company had not been aware C N A had been attempting to collect these funds from the Company's previous workers' compensation insurance broker. The Company has denied C N A's claim to date, and has received $224,000 back from the original $495,000 payment. It is the Company's understanding that more funds will be returned. Should the Company be unsuccessful in receiving all monies from the claim, it will be required to absorb these losses.

As stated above, the Company's primary workers' compensation policy with CNA expires on March 21, 2002. Management is actively discussing and negotiating the terms of new workers' compensation policies with other carriers in order to obtain new coverage before March 22, 2002. Management has been advised by its insurance brokers that the insurance industry in general, as well as the workers' compensation coverage in particular, is presently undergoing significant changes, including contractions in available coverage. These changes in the industry may result in significant changes in the costs and type of coverage for the Company, and new carriers may require that the Company obtain a letter of credit or other similar means to reduce any perceived insurance risk. These changes in the workers' compensation insurance coverage and costs may have an adverse result on the Company's financial performance. The Company reserves the right to increase the charges to clients for workers compensation prospectively when the new contract is in place.

As of December 31, 2001, the adequacy of the workers' compensation reserves were determined, in management's opinion to be reasonable. However, since these reserves are for losses that have not been sufficiently developed due to the relatively young age of these claims, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development


                                    10 of 22
of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in the Company's prepayments and adjust the reserves as deemed appropriate.

TeamStaff maintains a separate policy for certain of the business of its subsidiary, HR2, Inc., which currently provides that TeamStaff is only responsible for the audited premium for each policy period.

The Company had a third policy for its PEO business in El Paso Texas. The Company received late notification from its workers' compensation carrier, which covered its El Paso book of business until it was sold in September 2001, of approximately $80,000 in unreported claims. The Company is reviewing these claims to determine if they are appropriate but has recorded these claims as an expense during the three months ended December 3, 2001.

The Company's clients are billed at fixed rates, which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation, which are based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation for the workers' compensation policy year are greater than the costs that are included in the client's contractual rate, the Company is unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only and may do so when its workers' compensation policy is renewed.

(5)     ACQUISITION OF BRIGHTLANE:

Effective August 31, 2001, the Company acquired BrightLane.com, Inc., an Online Business Center and technology group providing Internet-based solutions for growing businesses. BrightLane's developed technology had focused on increasing buying power and reducing transaction costs for growing businesses. This technology is now refocused to drive a new venture for the Company under the name TeamStaff ConnXions. TeamStaff ConnXions will be a conduit to both the clients and worksite employees of TeamStaff offering a variety of services through strategic partners such as web page developers, a full line of insurance and benefit products and procurement services. BrightLane integrates these services through proprietary unified login and hub technology that offers businesses security. BrightLane is also spearheading the technology efforts of the Company in total, most specifically in terms of the implementation of the newly purchased Lawson software package.

Under the terms of the purchase agreement, the Company acquired all the stock of BrightLane.com through the issuance of 8,066,522 shares of TeamStaff stock, valued at approximately $41,900,000. The Company also incurred $2,329,000 of certain legal, accounting and investment banking expenses, resulting in a total purchase price of $44,229,000. The acquisition has been accounted for under the purchase method and the results of operations of the acquired company have been included in the statements of income since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition as stated below:


                                    11 of 22

         Cash acquired                                  $12,031,000
         Deferred tax asset                               7,400,000
         Investment in TeamStaff preferred stock          3,500,000
         Other assets acquired, net                       1,538,000
         First Union relationship                         6,900,000
         Tradename                                           10,000
         Goodwill                                        12,850,000
                                                        -----------

         Total                                          $44,229,000
                                                        ===========

In connection with the transaction, persons holding BrightLane options to acquire approximately 2,078,000 BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. TeamStaff made recourse loans of approximately $1,025,000 principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans are repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. Prior to December 31, 2001, approximately $252,000 of these loans have been repaid.

The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and acquired companies as if the acquisitions had occurred October 1, 2000.

                                             First Quarter Ended December 31,
                                           ------------------------------------
                                               2001                    2000
                                           -------------          -------------
Revenues                                   $ 165,503,000          $ 164,709,000
Net Income (Loss)                          $     631,000          $    (922,000)
Earnings (Loss) per share - basic
and diluted                                         0.04                  (0.06)

(6)      SEGMENT REPORTING:

The Company operates three different lines of business: professional employer organization (PEO), medical staffing and payroll services.

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

The Company currently provides medical staffing for medical imaging professionals and nurses with hospitals, clinics and therapy centers. Medical staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements.


                                    12 of 22

Through its payroll services business segment, the Company provides basic payroll services to its clients, approximately 70% of which are in the construction industry. Services provided include the preparation of payroll checks, filing of payroll taxes, government reports, W-2's, remote processing directly to the client's offices and certified payrolls.

All corporate expenses, amortization of goodwill (until October 1, 2001), some interest expense, as well as depreciation on corporate assets and miscellaneous charges, are reflected in a separate unit called Corporate.

The Company has changed its segment reporting as of October 1, 2001. The contract staffing business located in New York City, that included voucher-processing services, PEO services and temporary staffing services, had been previously reported in temporary staffing. The voucher processing service business is now managed and reported in Payroll Services group. The PEO and temporary staffing business is now managed and reported in PEO. BrightLane costs have been allocated to Corporate since BrightLane is viewed as the information technology department of the Company. Prior year figures have been adjusted to conform to current year presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business lines based on pre-tax income.

The following table represents the condensed financial results for the three months ended December 31, 2001 and 2000 for each of the Company's segments:

                                        PROFESSIONAL
   FOR THE THREE MONTHS ENDED             EMPLOYER           MEDICAL            PAYROLL
           DECEMBER 31,                   SERVICES           STAFFING           SERVICES          CORPORATE          CONSOLIDATED
   --------------------------           ------------       ------------       ------------       ------------        ------------
              2001

Revenues                                $144,240,000       $ 19,817,000       $  1,446,000       $          0        $165,503,000

Income/(Loss) before income taxes             34,000          2,503,000            721,000         (2,248,000)          1,010,000

              2000

Revenues                                $149,394,000       $ 13,968,000       $  1,337,000       $          0        $164,699,000

Income/(Loss) before income taxes            677,000          1,563,000            622,000         (1,766,000)          1,096,000

The Company has no revenue derived outside of the United States.


                                    13 of 22

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

The Company operates three different lines of business from which it derives substantially all of its revenue: professional employer organization (PEO), medical staffing and payroll services.

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

The medical staffing revenue is recognized as service is rendered. The Company bills its clients based on an hourly rate. The hourly rate is intended to cover the Company's direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally included in revenue related to medical staffing are commissions from permanent placements. Commissions from permanent placements result from the successful placement of a medical employee to a customer's workforce as a permanent employee.

The payroll services revenue is recognized as service is rendered and consists primarily of administrative service fees charged to clients for the processing of paychecks as well as preparing quarterly and annual payroll related reports.


                                    14 of 22

In accordance with Emerging Issues Task Force No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company recognizes all amounts billed to its PEO and medical staffing customers as gross revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's customers pay the Company on a timely basis or at all, and the Company assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees, and employer of its medical employees, and therefore, is deemed to be a principal in regard to these services. The Company also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts which relate to services performed by worksite and medical employees which have not yet been billed to the customer as of the end of the accounting period.

Direct costs of services are reflected in the Company's Statement of Income as "direct expenses" and are reflective of the type of revenue being generated. PEO direct costs of revenue include wages paid to worksite employees, employment related taxes, costs of health and welfare benefit plans and workers' compensation insurance costs. Direct costs of the medical staffing business include wages, employment related taxes and reimbursable expenses. Payroll services' direct costs includes salaries and supplies associated with the processing of the payroll service.

TeamStaff maintains two workers' compensation policies, which cover its corporate employees, the worksite employees, co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation to non-employees of the Company. TeamStaff's primary workers' compensation insurance provider is C N A (Continental Assurance) which provides coverage for substantially all of TeamStaff's worksite, medical and corporate employees.

The C N A policy originally covered the period from January 22, 2001, through January 21, 2002, and is a large deductible program ($250,000 for each claim) with a maximum liability cap. CNA and the Company recently agreed to an extension of the policy to March 21, 2002. The premium for the policy is paid on a monthly basis based upon estimated payroll for the year and is subject to a year-end audit by the provider. Fixed costs for the extension were paid in advance (approximately $670,000). TeamStaff also maintains a separate policy insuring a portion of the maximum cap which it may be required to pay. The policy, including the extension, insures payment of the maximum cap in excess of the first $2,093,000, which the Company pays, up to $8,663,000. Once the $8,663,000 is exceeded then the Company pays 89.5% of paid claims up to $12,133,000. If the losses and fixed cost under the policy are less than the amounts TeamStaff paid, plus investment returns thereon, the insurer will refund the difference to TeamStaff. The amount of claims incurred in any policy year may vary, and in a year with significantly fewer claims than estimated, the amount of repayment from this account may be significant. The Company records in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed losses plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and its insurance broker. The Company's internal analysis includes quarterly review of open claims and review of historical claims and losses related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate losses, future adjustments may be necessary based on actual losses. Since the recorded ultimate expense is based upon a ten-year projection


                                    15 of 22
of actual claims payment and the timing of these payments, as well as the interest earned on the Company's prepayments, the Company relies on actuarial tables to estimate its ultimate expense.

As part of the two-month extension, the Company was required to pay $495,000 in monies C N A claims were owed under the policy years 1997 - 1999. As previously disclosed, the Company had received a total release for the periods from C N A in January 2001, when the Company accepted C N A as its new insurance carrier. The Company had not been aware C N A had been attempting to collect these monies from the Company's previous workers' compensation insurance broker. The Company has denied C N A's claim and to date, has received $224,000 back from the original $495,000 payment. It is the Company's understanding that more funds will be returned. Should the Company be unsuccessful in receiving all monies from the claim, it will be required to absorb these losses.

As stated above, the Company's primary workers' compensation policy with CNA expires in March 21, 2002. Management is actively discussing and negotiating the terms of new workers' compensation policies with other carriers in order to obtain new coverage before March 22, 2002. Management has been advised by its insurance brokers that the insurance industry in general, as well as the workers' compensation coverage in particular, is presently undergoing significant changes, including contractions in available coverage. These changes in the industry may result in significant changes in the costs and type of coverage for the Company, and new carriers may require that the Company obtain a letter of credit or other similar means to reduce any perceived insurance risk. These changes in the workers' compensation insurance coverage and costs may have an adverse result on the Company's financial performance. The Company reserves the right to increase the charges to clients for workers compensation prospectively when the new contract is in place.

As of December 31, 2001, the adequacy of the workers' compensation reserves were determined, in managements opinion to be reasonable. However, since these reserves are for losses that have not been sufficiently developed due to the relatively young age of these claims, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in the Company's prepayments and adjust the reserves as deemed appropriate.

TeamStaff maintains a separate policy for certain of the business of its subsidiary, HR2, Inc., which currently provides that TeamStaff is only responsible for the audited premium for each policy period.

The Company had a third policy for its PEO business in El Paso Texas. The Company received late notification from its workers' compensation carrier, which covered its El Paso book of business until it was sold in September 2001, of approximately $80,000 in unreported claims. The Company is reviewing these claims to determine if they are appropriate but has recorded these claims as an expense during the three months ended December 31, 2001.

The Company's clients are billed at fixed rates, which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation, which are


                                    16 of 22
based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation for the workers' compensation policy year are greater than the costs that are included in the client's contractual rate, the Company is unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only and may do so when its workers' compensation policy is renewed.

RESULTS OF OPERATIONS

The Company's revenues for the three months ended December 31, 2001 and 2000 were $165,503,000 and $164,699,000 respectively, which represents an increase of $804,000 or less than 1% over the prior year's first fiscal quarter. While the Company's Medical Staffing business continued its strong growth, growing $5.8 million, or 42%, over last year's first quarter, PEO revenues were down $5.2 million, or 3%, over the same period last year. This decrease is the result of the sale of the Company's El Paso's based PEO business in September 2001. In the first quarter of fiscal 2001, the El Paso business accounted for approximately $9.4 million in PEO revenue. In addition, a large customer in our Delray, Florida PEO region filed for bankruptcy protection in the fourth fiscal quarter of last year and we ceased providing services to the entity effective in July 2001. This resulted in a quarterly loss in revenue of approximately $7.5 million. Excluding the sale of the El Paso based business and the loss of a large customer due to bankruptcy protection, the Company's PEO operation grew 7.9%. The Company continues to review the profitability of each of its PEO clients to insure these clients meet the level of profitability required by the Company.

Direct expenses were $157,529,000 for the three months ended December, 2001 and $157,708,000 for the comparable period last year, representing a decrease of $179,000 or less than 1%. As a percentage of revenue, direct expenses for the three months ended December 31, 2001 and 2000 were 95.2% and 95.8%, respectively. This decrease is due to the Company's Medical Staffing business making up a larger percentage of the consolidated revenue of the Company in this quarter versus the same quarter in fiscal 2000, with its lower direct expenses as a percentage of its revenue. In the quarter ended December 31, 2001, the Medical Staffing business made up 12% of the Company's consolidated revenue versus 8.5% in the quarter ended December 31, 2000.

Gross profits were $7,974,000 and $6,991,000 for the quarters ended December 31, 2001 and 2000, respectively, representing an increase of $983,000 or 14.1%. Gross profits, as a percentage of revenue, were 4.8% and 4.2 % for the quarters ended December 31, 2001 and 2000, respectively. The decrease in the gross profit of the PEO business, due to the lost revenue mentioned above, was more then offset by the increase in the Company's temporary Medical Staffing business.

Selling, general and administrative ("SG&A") expenses for the quarters ended December 31, 2001 and 2000 were $6,877,000 and $5,262,000, respectively, representing an increase of $1,615,000 or 30.7%. As a percentage of revenue, SG&A expenses increased to 4.2% in the quarter ended December 31,2001 versus 3.2% in the quarter ended December 31, 2000. Of this increase, $581,000, or 36% of the increase, was due to the acquisition of BrightLane. The SG&A expenses in the Company's Medical Staffing and Payroll businesses grew by $350,000 and $146,000, respectively, in order to support their growing businesses. Corporate overhead grew by $447,000 which was mainly due to $112,000 in acquisition costs incurred in an aborted PEO


                                    17 of 22
acquisition, $115,000 in staff additions and $98,000 in corporate insurance associated with the growth of the Company. The Company has taken steps to reduce PEO divisional overhead costs by elimination approximately $750,000 in employment cost on an annualized basis.

Depreciation and amortization for the quarters ended December 31, 2001 and 2000 increased by $36,000 over the similar period last year from $352,000 to $388,000. As a result of implementing Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets (SFAS No.142) as of October 1, 2001, the Company has ceased amortizing any intangible assets with indefinite lifes, including goodwill. In the quarter ended December 31, 2000, the Company amortized $173,000 in intangible assets. This decrease was offset by the addition of BrightLane's $249,000 in depreciation expense from the acquired software and hardware assets.

Interest and other income increased $114,000 from $200,000, in the corresponding period in 2000, to $314,000 primarily from increased late payment fees.

Interest expense decreased to $13,000 in the quarter ended December 31, 2001 from $481,000 in the quarter ended December 31, 2000 as a result of the retirement of the Company's debt facility with FINOVA Capital effected August 31, 2001.

Income taxes for the quarter ended December 31, 2001 were $379,000 versus $455,000 for the similar period last year. The decrease in the effective tax rate relates to non-deductible goodwill, which as of October 1, 2001 is no longer amortized as a result of implementing SFAS No. 142.

Net income for the quarter ended December 31, 2001 was $631,000, or $0.04 per fully diluted share, as compared to $641,000, or $0.08 per fully diluted share for the quarter ended December 31, 2000. Offsetting the improvement in gross profit were the SG&A costs incurred by the Company to grow the Medical Staffing and payroll businesses as well as the BrightLane costs that are needed to fuel the technology upgrade of the PEO business. Diluted shares outstanding as of December 31, 2001 doubled from 7,956,099 in the quarter ended December 31,2000, to 16,065,784. The increased shares were due to the BrightLane acquisition in August 2001. The Company expects to reap the benefits of this acquisition by increasing its PEO revenue due to the Wachovia Marketing Agreement as well as due to its implementation of a state-of-the-art Human Resource online web-enabled operating system.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the first three months of fiscal 2002 was $1,600,000 compared to $2,784,000 provided by operating activities during the same period of fiscal 2001. The use of cash in operating activities relates to a decrease in accounts payable, accrued expenses and other current liabilities of $3,570,000, which primarily resulted from the timing of payroll tax payments surrounding the December 31 and September 30 payroll periods. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a month ends and the existence of holidays on or immediately following a month end. This was partially offset by net income of $631,000, deferred income taxes of $318,000, depreciation of $388,000 and a decrease in other assets of $358,000.


                                    18 of 22

Cash used in investing activities of $765,000 was primarily related to purchases of software fixed assets and additional charges to goodwill associated with the acquisition of BrightLane related to adjustments of estimates for professional services and employment contracts.

The cash used in financing activities of $308,000 included the repurchase of $330,000 of the Company's stock offset slightly by proceeds from the exercise of options and warrants. During the quarter ended December 31, 2001, the Company repurchased 51,346 shares at an average price of $6.43.

As of December 31, 2001, the Company had cash and cash equivalents of $11,181,000 and net accounts receivable of $24,976,000.

On July 22, 1999 the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock subject to the approval of the Company's lenders and any regulatory approval required. As of December 31, 2001, the Company repurchased 138,657 shares at an average cost of $6.00. These share repurchases are reflected as treasury shares in the Company's financial statements and will be retired.

Management of the Company believes that its existing cash will be sufficient to support cash needs for the next twelve months.

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

TeamStaff subsidiary, BrightLane.com, Inc. is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE,


                                    19 of 22

Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff's in payment of services were inadequate to pay for the alleged agreed upon value of services (approximately $70,000). The plaintiff claims that they should have received BrightLane shares at $0.13 per share (approximately 538,000 BrightLane shares, equal to approximately 116,000 TeamStaff shares). The Company intends to defend itself vigorously in this matter and believes that it has meritorious and valid defenses to plaintiff's claims. The former shareholders of BrightLane have placed approximately 158,000 shares in escrow, which may be canceled in an amount equal to the amount of any successful claim by Atomic Fusion. The escrow shares are intended to cover the breach of any representation or warranty contained in the acquisition agreements among the parties.

The Company is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on the Company's financial conditions or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the quarter ended December 31, 2001.

The Company's Annual Meeting has been tentatively scheduled for April 24, 2002. At the Annual Meeting, the Board of Directors presently anticipates that shareholders will be requested to act upon the following items:

     1.   the election of directors;

     2.   such other matters as may properly be brought before the meeting.


The Company currently anticipates that its proxy statement related to the Annual Meeting will be mailed to shareholders on or about March 15, 2002.

ITEM 5. OTHER INFORMATION

NONE


                                    20 of 22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits.

None

(b)         Reports on Form 8-K

None


                                    21 of 22

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

                                                       TEAMSTAFF, INC.
                                                       (Registrant)



                                                       /s/ Donald W. Kappauf
                                                       -------------------------
                                                       Donald W. Kappauf
                                                       Chief Executive Officer


                                                       /s/ Donald T. Kelly
                                                       -------------------------
                                                       Donald T. Kelly
                                                       Chief Financial Officer

Date: February 14, 2002


                                    22 of 22