Form 10-Q
period 2002-03-31
TEAMSTAFF INC
filed 2002-05-15
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                           Commission File No. 0-18492

                                 TEAMSTAFF, INC.
              ----------------------------------------------------
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

         16,094,485 shares of Common Stock, par value $.001 per share, were outstanding as of May 10, 2002.




                                    1 of 26

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 March 31, 2002

                                Table of Contents

Part I - Financial Information                                          Page No.
------------------------------                                          --------

Item 1.    Consolidated Balance Sheets as of
           March 31, 2002 (Unaudited) and
           September 30, 2001                                              3

           Consolidated Statements of
           Income for the three months ended
           March 31, 2002 and 2001 (Unaudited)                             5

           Consolidated Statements of
           Income for the six months ended
           March 31, 2002 and 2001 (Unaudited)                             6

           Consolidated Statements of Cash Flows for the
           six months ended March 31, 2002 and 2001
           (Unaudited)                                                     7

           Notes to Consolidated Financial Statements
           (Unaudited)                                                     8

Item 2.    Management's discussion and analysis of
           financial condition and results of operations                  16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk     23

Part II - Other Information

Item 1.    Legal Proceedings                                              24
Item 2.    Changes in Securities and Use of Proceeds                      24
Item 3.    Defaults Upon Senior Securities                                24
Item 4.    Submission of Matters to a Vote of Security Holders            24
Item 5.    Other Information                                              25
Item 6.    Exhibits and Reports on Form 8-K                               25
           Signatures                                                     26




                                    2 of 26

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS




                                                                          MARCH 31,        SEPTEMBER 30,
ASSETS                                                                      2002               2001
------                                                                   -----------       -------------
                                                                         (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                             $ 7,711,000        $13,854,000
   Restricted cash                                                         3,000,000               --
   Accounts receivable, net of allowance of $535,000 and $549,000         23,213,000         25,149,000
   Deferred tax asset                                                      2,241,000          2,241,000
   Other current assets                                                    4,045,000          1,016,000
                                                                         -----------        -----------

                Total current assets                                      40,210,000         42,260,000
                                                                         -----------        -----------

EQUIPMENT AND IMPROVEMENTS:
   Equipment                                                               3,656,000          3,573,000
   Software and computer equipment                                         3,586,000          2,607,000
   Leasehold improvements                                                    294,000            290,000
                                                                         -----------        -----------

                                                                           7,536,000          6,470,000

   Accumulated depreciation and amortization                               4,303,000          3,735,000
                                                                         -----------        -----------

                                                                           3,233,000          2,735,000

DEFERRED TAX ASSET                                                         6,684,000          6,984,000

INTANGIBLE ASSETS                                                         11,109,000         11,109,000

GOODWILL                                                                  27,199,000         26,441,000

OTHER ASSETS                                                               1,151,000          1,567,000
                                                                         -----------        -----------

                                                                         $89,586,000        $91,096,000
                                                                         ===========        ===========







           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                                    3 of 26

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS





                                                                                MARCH 31,          SEPTEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                              2002                 2001
------------------------------------                                          ------------         -------------
                                                                               (unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                                          $     63,000         $     70,000
   Accounts payable                                                              4,788,000            7,072,000
   Accrued payroll                                                              15,015,000           15,421,000
   Accrued expenses and other current liabilities                                7,904,000            7,058,000
                                                                              ------------         ------------

                Total current liabilities                                       27,770,000           29,621,000

LONG-TERM DEBT, net of current portion                                             175,000              193,000
                                                                              ------------         ------------

                Total liabilities                                               27,945,000           29,814,000
                                                                              ------------         ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value; authorized 40,000,000 shares; issued
     16,307,198 and 16,196,942; outstanding 16,072,343 and
     16,109,631, respectively                                                       16,000               16,000
   Additional paid-in capital                                                   63,603,000           63,544,000
   Accumulated deficit                                                            (606,000)          (1,686,000)
   Receivable from shareholder                                                     (90,000)             (90,000)
   Treasury stock, 234,855 and 87,311 shares at cost, respectively              (1,282,000)            (502,000)
                                                                              ------------         ------------

    Total shareholders' equity                                                  61,641,000           61,282,000
                                                                              ------------         ------------

                                                                              $ 89,586,000         $ 91,096,000
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





                                    4 of 26

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   For the three months ended
                                                            March 31,
                                                -------------------------------
                                                    2002               2001
                                                ------------       ------------
REVENUES                                        $161,787,000       $158,371,000

DIRECT EXPENSES                                  154,273,000        151,868,000
                                                ------------       ------------

            Gross profit                           7,514,000          6,503,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       6,845,000          5,385,000

DEPRECIATION AND AMORTIZATION                        274,000            368,000
                                                ------------       ------------

            Income from operations                   395,000            750,000
                                                ------------       ------------

OTHER (EXPENSE) INCOME :
   Interest and other income                         274,000            218,000
   Interest expense                                  (19,000)          (446,000)
                                                ------------       ------------

                                                     255,000           (228,000)
                                                ------------       ------------

            Income before income tax expense         650,000            522,000

INCOME TAX EXPENSE                                  (201,000)          (221,000)
                                                ------------       ------------

            Net income                          $    449,000       $    301,000
                                                ============       ============

EARNINGS PER SHARE -- BASIC & DILUTED           $       0.03       $       0.04
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING -- BASIC           16,067,679          7,997,116
                                                ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND EQUIVALENTS OUTSTANDING - DILUTED        16,201,497          8,137,662
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









                                    5 of 26

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   For the six months ended
                                                           March 31,
                                                -------------------------------
                                                    2002              2001
                                                -------------     -------------
REVENUES                                        $ 327,290,000     $ 323,070,000

DIRECT EXPENSES                                   311,802,000       309,576,000
                                                -------------     -------------

            Gross profit                           15,488,000        13,494,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       13,722,000        10,648,000

DEPRECIATION AND AMORTIZATION                         662,000           720,000
                                                -------------     -------------

            Income from operations                  1,104,000         2,126,000
                                                -------------     -------------

OTHER (EXPENSE) INCOME :
   Interest and other income                          588,000           418,000
   Interest expense                                   (32,000)         (927,000)
                                                -------------     -------------

                                                      556,000          (509,000)
                                                -------------     -------------

            Income before income tax expense        1,660,000         1,617,000

INCOME TAX EXPENSE                                   (580,000)         (676,000)
                                                -------------     -------------

            Net income                          $   1,080,000     $     941,000
                                                =============     =============

EARNINGS PER SHARE -- BASIC & DILUTED           $        0.07     $        0.12
                                                =============     =============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING -- BASIC            16,069,031         8,009,586
                                                =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
     AND EQUIVALENTS OUTSTANDING - DILUTED         16,265,240         8,095,124
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



                                    6 of 26

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              For the six months ended
                                                                                       March 31,
                                                                           ---------------------------------
                                                                               2002                 2001
                                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  1,080,000         $    941,000
   Adjustments to reconcile net income to net
     cash (used in) provided by operating activities, net
     of acquired businesses-
     Deferred income taxes                                                      300,000              531,000
     Depreciation and amortization                                              662,000              720,000
     Provision for doubtful accounts                                            265,000              162,000
     Non-cash compensation expense                                                   --                8,000
   Changes in operating assets and liabilities, net of acquired businesses
     (Increase) Decrease in restricted cash                                  (3,000,000)             375,000
     Decrease in accounts receivable                                          1,671,000              392,000
     (Increase) decrease in other current assets                             (3,029,000)             567,000
     Decrease (increase) in other assets                                        416,000             (322,000)
     (Decrease) increase in accounts payable, accrued payroll
        and expenses and other current liabilities                           (1,844,000)           1,372,000
                                                                           ------------         ------------

                Net cash (used in) provided by operating activities          (3,479,000)           4,746,000
                                                                           ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of businesses, net of cash acquired                            (758,000)              78,000
   Purchases of equipment and leasehold improvements                         (1,160,000)            (362,000)
                                                                           ------------         ------------

                Net cash used in investing activities                        (1,918,000)            (284,000)
                                                                           ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                              --             (883,000)
   Repayments on capital leases obligations                                     (25,000)             (24,000)
   Net proceeds from exercise of common stock options and                        59,000               40,000
      warrants - net
    Repurchase of common shares                                                (780,000)                  --
                                                                           ------------         ------------
                Net cash used in financing activities                          (746,000)            (867,000)
                                                                           ------------         ------------

                Net (decrease) increase in cash and cash equivalents         (6,143,000)           3,595,000
                                                                           ------------         ------------

CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            13,854,000            4,285,000
                                                                           ------------         ------------

CASH  AND CASH EQUIVALENTS AT END OF PERIOD                                $  7,711,000         $  7,880,000
                                                                           ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                             $     32,000         $    687,000
                                                                           ============         ============
      Income Taxes                                                         $    779,000         $    462,000
                                                                           ============         ============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.






                                    7 of 26

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     ORGANIZATION AND BUSINESS:

TeamStaff, Inc., a New Jersey corporation, and subsidiaries (referred to as the "Company"), provides a broad outsourced spectrum of human resource services, including professional employer organization (PEO), payroll processing, human resource administration and placement of temporary and permanent employees.

Effective August 31, 2001, the Company acquired all the stock of BrightLane.com, Inc. (BrightLane), an Online Business Center and technology group providing Internet-based solutions for growing businesses. BrightLane's developed technology had focused on increasing buying power and reducing transaction costs for growing businesses. This technology is now refocused to drive a new venture for the Company under the tradename TeamStaff ConnXions. TeamStaff ConnXions will be a conduit to both the clients and worksite employees of TeamStaff offering a variety of services through strategic partners such as web page developers, a full line of insurance and benefit products and procurement services. BrightLane integrates these services through proprietary unified login and hub technology that offers businesses security. BrightLane is also spearheading the technology efforts of the Company in total, most specifically in terms of the implementation of the newly licensed Lawson software package. Other than payments for fractional shares, the shareholders of BrightLane received an aggregate of 8,066,522 shares of TeamStaff's Common Stock in exchange for their BrightLane Common Stock, Series A Preferred, Series B Preferred and Series C Preferred Stock.

Effective January 1, 2002, the Company acquired the accounts and related assets of Corporate Staffing Concepts LLC, a PEO entity operating primarily in western Massachusetts and Connecticut. This acquisition is not significant to the accompanying consolidated financial statements.

BASIS OF PRESENTATION:

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

The accompanying consolidated financial statements include those of TeamStaff Inc., and its wholly-owned subsidiaries. The results of operations of acquired companies have been included in


                                    8 of 26
the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Certain prior year amounts have been reclassed to conform to current year presentation.

(2)      RECENTLY ADOPTED ACCOUNTING STANDARDS:

During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and indefinite life intangible assets will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption is allowed and the Company has adopted SFAS No. 142 as of October 1, 2001

SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment. The Company's intangible assets consist primarily of the TeamStaff Tradename and the First Union/Wachovia Relationship. All of the Company's intangible assets have indefinite lives and are no longer being amortized effective October 1, 2001 because they are expected to generate cash flows indefinitely. The effect of not amortizing goodwill and intangible assets on income before income taxes and net income for the three months ended March 31, 2001 is $231,000 and $193,000, respectively and for the six months ended March 31, 2001 is $479,000 and $392,000, respectively. The Company estimates that net income and diluted earnings per share would have been approximately $494,000 and $0.06, respectively, for the three months ended March 31, 2001 and $1,333,000 and $0.16, respectively, for the six months ended March 31, 2001 had the provisions of the new standard been applied as of October 1, 2000. The Company tested its intangible assets during the first quarter, as required by SFAS No. 142, and there was no impairment. The Company has tested its goodwill for impairment during the second quarter of fiscal 2002 as required by SFAS No. 142 and there is no impairment. As of March 31, 2002, total goodwill was $27,199,000 consisting of $25,489,000 and $1,710,000 for the PEO and Medical Staffing segments respectively. Goodwill for the three and six months ended March 31, 2002 increased $401,000 and $758,000, respectively. The increase, all of which related to PEO operations, resulted primarily from the acquisition of Corporate Staffing Concepts LLC and additional cost associated with the BrightLane acquisition.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management



                                    9 of 26
does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the impact of SFAS No. 144 to be material to the Company's consolidated financial statements.

(3)     EARNINGS PER SHARE:

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

The following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                                             Six Months Ended March 31,           Three Months Ended March 31,
                                                           ------------------------------        ------------------------------
                                                              2002               2001               2002               2001
                                                           -----------        -----------        -----------        -----------
Numerator:
  Net income                                               $ 1,080,000        $   941,000        $   449,000        $   301,000
Denominator:
Weighted average number of common shares
   outstanding- basic                                       16,069,031          8,009,586         16,067,679          7,997,116
Incremental shares for assumed conversions of stock
   options/warrants                                            196,209             85,538            133,818            140,546
                                                           -----------        -----------        -----------        -----------
Weighted average number of common and
   equivalent shares outstanding-diluted                    16,265,240          8,095,124         16,201,497          8,137,662

                                                           -----------        -----------        -----------        -----------

Earnings per share-basic                                   $      0.07        $      0.12        $      0.03        $      0.04
Earnings per share-diluted                                 $      0.07        $      0.12        $      0.03        $      0.04


Stock options and warrants outstanding at March 31, 2002 to purchase 254,581 shares of common stock were not included in the computation of diluted earnings per share as they were not dilutive.

(4)     INCOME TAXES:

The Company has recorded a $8,925,000 and a $9,225,000 deferred tax asset at March 31, 2002 and September 30, 2001, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset.





                                    10 of 26

(5)     WORKERS' COMPENSATION:

TeamStaff's primary workers' compensation insurance provider from January 22, 2001 through March 21, 2002, was C N A (Continental Assurance). This policy covered its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation to non-employees of the Company.

As of March 22, 2002, TeamStaff's insurance provider is Zurich American Insurance Company (Zurich) and the program will be managed by Cedar Hill Insurance Agency, Inc. This policy expires April 1, 2003.

The CNA policy originally covered the period from January 22, 2001 through January 21, 2002, but was extended to March 21, 2002. It was a large deductible program ($250,000 for each claim) with a maximum liability cap. The premium for the policy was paid monthly based upon estimated payroll for the year and is subject to a year-end audit by the provider. TeamStaff also maintained a separate policy insuring a portion of the maximum deductible cap, which it may be required to pay if claims exceed a determined number. To date, the Company does not anticipate any additional payments will be required. The policy, including the extension, insures payment of the maximum cap in excess of the first $2,093,000, which the Company pays, up to $8,663,000. Once the $8,663,000 is exceeded, then the Company pays 89.5% of paid claims up to $12,133,000. If the claims and fixed costs under the policy are less than the amounts TeamStaff paid, plus investment returns thereon, the insurer will refund the difference to TeamStaff.

As part of the two-month extension, which was negotiated in January 2002, the Company was required to pay $495,000 which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, the Company had received a release for those periods from CNA in January 2001, when the Company accepted CNA as its new insurance carrier. The Company had not been aware CNA had been attempting to collect these funds from the Company's previous workers' compensation insurance broker. The Company has denied CNA's claim and, to date, has received $224,000 back from the original $495,000 payment. It is the Company's belief that the remaining funds should be returned as well. Should the Company be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, the Company has an unfunded liability on its books for the estimated claims for the two-month extension which far exceeds the $271,000 disputed amount.

TeamStaff maintained a separate policy for certain of the business of its subsidiary, HR2, Inc., which had provided that TeamStaff was only responsible for the audited premium for each policy period. This policy ended on December 31, 2001. From January 1, 2002 through March 21, 2002, these employees were covered under the CNA policy.

The Zurich program will cover the period March 22, 2002 through April 1, 2003, inclusive. The program contains a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the policy is paid on a monthly basis based on estimated payroll for the year and is subject to a year-end audit. The Zurich deductible program is collateralized by a letter of credit inuring to the benefit of Zurich American Insurance Company, and cash held in


                                    11 of 26
a trust account with a third party. The letter of credit for $4,150,000 has been secured through Fleet National Bank ("Fleet"), as part of the Company's new line of credit. Payments will be made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Payments to the trust may be adjusted from time to time based on program experience. Claims handling services will be provided by a third party administrator assigned by Cedar Hill. Additionally, TeamStaff has outsourced its underwriting and program management for the Zurich program to Cedar Hill Insurance Agency, Inc. and The Hobbs Group, the Company's workers' compensation insurance broker. At March 31, 2002, the Company has a prepaid current asset of $2,690,000 for the initial premium and the initial payment into the trust.

The Company records in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed claims plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and its insurance broker. The Company's internal analysis includes a quarterly review of open claims and a review of historical claims related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate claims, future adjustments may be necessary based on actual claims. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments as well as the interest earned on the Company's prepayments, the Company relies on actuarial tables to estimate its ultimate expense.

The Company's clients are billed at fixed rates, which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation, which are based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation for the workers' compensation policy year are greater than the costs that are included in the client's contractual rate, the Company is unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only and may do so when its workers' compensation policy is renewed or when workers compensation rates are increased by state agencies.

As of March 31, 2002, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. However, since these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in the Company's prepayments and adjust the reserves as deemed appropriate.

(6)     ACQUISITION OF BRIGHTLANE:

Effective August 31, 2001, the Company acquired BrightLane. Under the terms of the purchase agreement, the Company acquired all the stock of BrightLane through the issuance of 8,066,522 shares of TeamStaff stock, valued at approximately $41,900,000. The Company also incurred $2,446,000 of certain legal, accounting and investment banking expenses, resulting in a total purchase price of $44,346,000. The acquisition has been accounted for under the purchase method and the results of operations of the acquired company have been included in the




                                    12 of 26
statements of income since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition as stated below:

         Cash acquired                                      $12,031,000
         Deferred tax asset                                   7,400,000
         Investment in TeamStaff preferred stock              3,500,000
         Other assets acquired, net                           1,538,000
         First Union/Wachovia relationship                    6,900,000
         Tradename                                               10,000
         Goodwill                                            12,967,000
                                                            -----------

         Total                                              $44,346,000
                                                            ===========

In connection with the transaction, persons holding BrightLane options to acquire approximately 2,078,000 BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. TeamStaff made recourse loans of approximately $1,047,000 to the holders of these options to assist them in the payment of tax obligations incurred with respect to the exercise of the options. The loans are repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. As of March 31, 2002, approximately $292,000 of these loans has been repaid or forgiven. All loans must be repaid in cash with the exception of one loan. Under the terms of the Company's employment agreement with an executive officer of the Company's BrightLane subsidiary, the loan ($131,000) is to be forgiven over a two-year period of time as long as the officer remains employed by BrightLane.

The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and BrightLane as if the acquisition had occurred October 1, 2000.

                                                        Six Months Ended
                                                         March 31, 2001
                                                        ----------------

Revenues                                                 $ 323,237,000
Net income (loss)                                        $  (3,467,000)
Earnings (loss) per share - basic and diluted            $        (.22)


(7)     DEBT:

On April 9, 2002, the Company entered into a revolving loan facility with Fleet. The loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support ACH processing exposure. The interest rate is either the Fleet prime rate or LIBOR, at the discretion of the Company, and is currently 4.75%. The facility is collateralized by substantially all of the assets of the Company, including its accounts receivables. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000. As of April 30, 2002, there was no amount outstanding on the credit facility. The Company has an outstanding letter of credit of $4,150,000 under the facility for the Company's workers' compensation policy as previously mentioned.



                                    13 of 26

(8)     SEGMENT REPORTING:

The Company operates three different lines of business: professional employer organization (PEO), medical staffing and payroll services.

The PEO segment provides services such as payroll processing, personnel administration, benefits administration, workers' compensation administration and tax filing services to small business owners. Essentially, in this business segment, the Company provides services that function as the human resource department for small to medium sized companies wherein the Company becomes a co-employer.

The Company currently provides temporary and permanent medical staffing for medical imaging professionals and nurses with hospitals, clinics and therapy centers. Medical staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements.

Through its payroll services business segment, the Company provides basic payroll services to its clients, approximately 70% of which are in the construction industry. Services provided include the preparation of payroll checks, filing of payroll taxes, government reports, W-2's, remote processing directly to the client's offices and certified payrolls.

All corporate expenses, amortization of goodwill (until October 1, 2001), interest expense, as well as depreciation on corporate assets and miscellaneous charges, are reflected in a separate unit called Corporate.

The Company has changed its segment reporting as of October 1, 2001. The contract staffing business located in New York City, which included voucher-processing services, a small amount of PEO services and temporary staffing services, had been previously reported in temporary staffing. The voucher processing service business is now managed and reported in the Payroll Services group. The PEO and temporary staffing business is now managed and reported in PEO. BrightLane costs have been allocated to Corporate since BrightLane is primarily viewed as the information technology department of the Company. Prior year figures have been adjusted to conform to the current year presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business lines based on pre-tax income.

The following tables present the condensed financial results for the six and three months ended March 31, 2002 and 2001 for each of the Company's segments:




                                    14 of 26

                                        PROFESSIONAL
    FOR THE SIX MONTHS ENDED              EMPLOYER           MEDICAL            PAYROLL
           MARCH 31,                      SERVICES           STAFFING           SERVICES          CORPORATE          CONSOLIDATED
    ------------------------            ------------         --------           --------          ---------          ------------
              2002
Revenues                                $286,506,000       $ 38,244,000       $  2,540,000       $          0        $327,290,000

Income/(loss) before income taxes            244,000          4,742,000          1,118,000         (4,444,000)          1,660,000

              2001

Revenues                                $291,879,000       $ 28,764,000       $  2,427,000       $          0        $323,070,000

Income/(loss) before income taxes            708,000          3,198,000          1,032,000         (3,321,000)          1,617,000



                                        PROFESSIONAL
   FOR THE THREE MONTHS ENDED             EMPLOYER           MEDICAL            PAYROLL
           MARCH 31,                      SERVICES           STAFFING           SERVICES          CORPORATE          CONSOLIDATED
   --------------------------           ------------         --------           --------          ---------          ------------
              2002

Revenues                                $142,243,000       $ 18,427,000       $  1,117,000       $          0        $161,787,000

Income/(loss) before income taxes            211,000          2,239,000            397,000         (2,197,000)            650,000

              2001

Revenues                                $142,485,000       $ 14,796,000       $  1,090,000       $          0        $158,371,000

Income/(loss) before income taxes             31,000          1,636,000            410,000         (1,555,000)            522,000


The Company has no revenue derived outside of the United States.





                                    15 of 26

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with risks undertaken in connection with acquisitions, risks from potential workers' compensation claims and required payments, risks from employer/employee suits such as discrimination or wrongful termination, risks associated with payroll and employee related taxes which may require unanticipated payments by the Company, liabilities associated with the Company's status under certain federal and state employment laws as a co-employer, effects of competition, the Company's ability to implement its internet based business and technological changes, and dependence upon key personnel.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of the Company's 2001 annual report or form 10K for a detailed discussion on the application of these and other accounting policies.

REVENUE RECOGNITION

The Company operates three different lines of business from which it derives substantially all of its revenue: professional employer organization (PEO), medical staffing and payroll services.

PEO revenue is recognized as service is rendered. The PEO revenue consists of charges by the Company for the wages and employer payroll taxes of the worksite employees, the administrative service fee, workers' compensation charges, and the health and retirement benefits provided to the worksite employees. These charges are invoiced to the client at the time of each periodic payroll. The Company negotiates the pricing for its various services on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client's workers' compensation experience, the type of client business and the required resources to service the account, among other factors. Because the pricing is negotiated separately with each client and varies according to circumstances, the Company's revenue, and therefore its gross margin, will fluctuate based on the Company's client mix.



                                    16 of 26

The medical staffing revenue is recognized as service is rendered. The Company bills its clients based on an hourly rate. The hourly rate is intended to cover the Company's direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally, included in revenue related to medical staffing are commissions from permanent placements. Commissions from permanent placements result from the successful placement of a medical employee to a customer's workforce as a permanent employee.

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

Direct costs of services are reflected in the Company's Statement of Income as "direct expenses" and are reflective of the type of revenue being generated. PEO direct costs of revenue include wages paid to worksite employees, employment related taxes, costs of health and welfare benefit plans, and workers' compensation insurance costs. Direct costs of the medical staffing business include wages, employment related taxes and reimbursable expenses. Payroll services' direct costs includes salaries and supplies associated with the processing of the payroll service.

GOODWILL AND INTANGIBLE ASSETS

Beginning October 1, 2001, with the adoption of the new required accounting standard, the Company will no longer amortize goodwill or indefinite life intangible assets. The Company will also continue to review annually its goodwill and other intangible assets for possible impairment or loss of value. However, the Company did not record an impairment loss when it adopted the new standard.

WORKERS' COMPENSATION

TeamStaff's primary workers' compensation insurance provider from January 22, 2001 through March 21, 2002, was C N A (Continental Assurance). This policy covered its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation to non-employees of the Company.

As of March 22, 2002, TeamStaff's insurance provider is Zurich American Insurance Company (Zurich) and the program will be managed by Cedar Hill Insurance Agency, Inc. This policy expires April 1, 2003.



                                    17 of 26

The CNA policy originally covered the period from January 22, 2001, through January 21, 2002, but was extended to March 21, 2002. It was a large deductible program ($250,000 for each claim) with a maximum liability cap. The premium for the policy was paid monthly based upon estimated payroll for the year and is subject to a year-end audit by the provider. TeamStaff also maintained a separate policy insuring a portion of the maximum deductible cap, which it may be required to pay if claims exceed a determined number. The Company does not anticipate any additional payments will be required. The policy, including the extension, insures payment of the maximum cap in excess of the first $2,093,000, which the Company pays, up to $8,663,000. Once the $8,663,000 is exceeded, the Company pays 89.5% of paid claims up to $12,133,000. If the claims and fixed costs under the policy are less than the amounts TeamStaff paid, plus investment returns thereon, the insurer will refund the difference to TeamStaff.

As part of the two-month extension, which was negotiated in January 2002, the Company was required to pay $495,000 which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, the Company had received a release for those periods from CNA in January 2001, when the Company accepted CNA as its new insurance carrier. The Company had not been aware CNA had been attempting to collect these funds from the Company's previous workers' compensation insurance broker. The Company has denied CNA's claim and to date, has received $224,000 back from the original $495,000 payment. It is the Company's belief that the remaining funds should be returned as well. Should the Company be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, the Company has an unfunded liability on its books for the estimated claims for the two-month extension, which far exceeds the $271,000 disputed amount.

TeamStaff maintained a separate policy for certain of the business of its subsidiary, HR2, Inc., which had provided that TeamStaff was only responsible for the audited premium for each policy period. This policy ended on December 31, 2001. From January 1, 2002 through March 21, 2002, these employees were covered under the CNA policy.

The Zurich program will cover the period March 22, 2002 through April 1, 2003, inclusive. The program contains a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the policy is paid on a monthly basis based on estimated payroll for the year and is subject to a year-end audit. The Zurich deductible program is collateralized by a letter of credit inuring to the benefit of Zurich American Insurance Company, and cash held in a trust account with a third party. The letter of credit for $4,150,000 has been secured through Fleet Bank, as part of the Company's new line of credit. Payments will be made to the trust on a monthly basis based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Payments to the trust may be adjusted from time to time based on program experience. Claims handling services will be provided by a third party administrator assigned by Cedar Hill. Additionally, TeamStaff has outsourced its underwriting and program management for the Zurich program to Cedar Hill Insurance Agency, Inc. and The Hobbs Group, the Company's workers' compensation insurance broker. At March 31, 2002, the Company has a prepaid current asset of $2,690,000 for the initial premium and the initial payment into the trust.


                                    18 of 26

The Company records in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed claims plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and its insurance broker. The Company's internal analysis includes quarterly review of open claims and review of historical claims related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate claims, future adjustments may be necessary based on actual claims. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments, as well as the interest earned on the Company's prepayments, the Company relies on actuarial tables to estimate its ultimate expense.

The Company's clients are billed at fixed rates, which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation, which are based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation for the workers' compensation policy year are greater than the costs that are included in the client's contractual rate, the Company is unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only and may do so when its workers' compensation policy is renewed or when workers compensation rates are increased by state agencies

As of March 31, 2002, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. However, since these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in the Company's prepayments and adjust the reserves as deemed appropriate.

RESULTS OF OPERATIONS

The Company's revenues for the three months ended March 31, 2002 and 2001 were $161,787,000 and $158,371,000 respectively, which represents an increase of $3,416,000 or 2.2%. While the Company's Medical Staffing business continued its strong growth, growing $3.6 million, or 24.5%, over last year's second quarter, PEO revenues were essentially the same as last year. The lack of increased revenue in PEO is the result of the sale of the Company's El Paso based PEO business in September 2001. In the second quarter of fiscal 2001, the El Paso business accounted for approximately $8.6 million in PEO revenue. In addition, a large customer in our Delray, Florida PEO region filed for bankruptcy protection in the fourth fiscal quarter of last year and we ceased providing services to the entity effective in July 2001. This resulted in a loss in revenue of approximately $7.2 million on a quarterly basis. Excluding the sale of the El Paso based business and the loss of a large customer due to bankruptcy protection, the Company's PEO operation grew $15.6 million or 12.1%. For the six months ended March 31, 2002 and 2001, the Company's revenues were $327,290,000 and $323,070,000 respectively, which represents an increase of $4,220,000 or 1.3%. The Medical Staffing business grew $9,480,000 or 33%. PEO revenues decreased $5,373,000 or 1.8% for the same reasons as stated above. The combined effect of the sale of the El Paso business and the ending of our relationship




                                    19 of 26
with the bankrupted customer was $32.6 million for the six months ended March 31, 2002. Without these losses, PEO revenue grew 10.5%.

The Company continues to review the profitability of each of its PEO clients to ensure these clients meet the level of profitability required by the Company. Towards that end, the TeamStaff SB business in its Delray office lost clients when payment terms in existence at the time of the Synadyne acquisition were changed to eliminate significant credit exposure. In addition, the Company has been increasing its administrative fees and workers' compensation charges in order to maintain acceptable profitability levels per worksite employee. The impact of the pricing actions should start to be reflected in the third fiscal quarter. The number of worksite employees grew to approximately 21,200 as of March 31, 2002 versus 20,900 at December 31, 2001 and 20,600 as of September 30, 2001. As of May 3, 2002, the number of worksite employees is approximately 22,000. Although the net growth in the number of worksite employees is small, the profitability per worksite employee has increased.

Direct expenses were $154,273,000 for the three months ended March 31, 2002 and $151,868,000 for the comparable period last year, representing an increase of $2,405,000 or less than 2%. As a percentage of revenue, direct expenses for the three months ended March 31, 2002 and 2001 were 95.4% and 95.9%, respectively. This decrease is due to the Company's Medical Staffing business making up a larger percentage of the consolidated revenue of the Company in this quarter versus the same quarter in fiscal 2001, with its lower direct expenses as a percentage of its revenue. In the three months ended March 31, 2002, the Medical Staffing business made up 11.4% of the Company's consolidated revenue versus 9.3% in the three months ended March 31, 2001. For the six months ended March 31, 2002 and 2001, direct expenses were $311,802,000 and $309,576,000 respectively, representing an increase of $2,226,000 or less than 1%. As a percentage of revenue, direct expenses for the six months ended March 31, 2002 and 2001 were 95.3% and 95.8%, respectively. This reduction is again due to the increase in the Medical Staffing business as a percent of the Company's total revenue. In the six months ended March 31, 2002, the Medical Staffing business made up 11.7% of the Company's consolidated revenue versus 8.9% in the six months ended March 31, 2001.

Gross profits were $7,514,000 and $6,503,000 for the quarters ended March 31, 2002 and 2001, respectively, representing an increase of $1,011,000 or 15.6%. Gross profits, as a percentage of revenue, were 4.6% and 4.1% for the quarters ended March 31, 2002 and 2001, respectively. The increase in the gross profit and percentage is due to the growth in the Medical Staffing business and the increased profitability in the PEO business, primarily from lower workers' compensation expense. Workers' compensation costs were approximately $500,000 lower in this quarter versus the same quarter last year due to the sale of the El Paso based business in September 2001. As had been previously disclosed, this book of business had a history of large workers' compensation claims. Offsetting this reduction in cost was approximately $259,000 in increased workers' compensation fees charged by CNA for the extension period from January 22, 2002 to March 21, 2002. The Company decided to absorb this higher charge while finalizing its new workers' compensation program with Zurich. The costs of the new program were passed along to the Company's PEO client base in the beginning of the third quarter. Overall, workers' compensation profits increased approximately $241,000 in this quarter versus the same period last year. For the six months ended March 31, 2002 and 2001, gross profits were $15,488,000 and $13,494,000 respectively, representing an increase of $1,994,000 or 14.8%. The increase



                                    20 of 26
was again due to the growth of the Medical Staffing business. On a year-to-date-basis compared to last year, workers' compensation profit levels were the same.

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2002 and 2001 were $6,845,000 and $5,385,000, respectively, representing an increase of $1,460,000 or 27.1%. As a percentage of revenue, SG&A expenses increased to 4.2% in the quarter ended March 31, 2002 versus 3.4% in the quarter ended March 31, 2001. Of this increase, $649,000, or 44.4% of the increase, was due to the acquisition of BrightLane, while $111,000 was due to the acquisition of Corporate Staffing Concepts LLC. The SG&A expenses in the Company's Medical Staffing business grew by $311,000, in order to support its growing business. Corporate overhead grew by $334,000, which was mainly due to $47,000 in acquisition costs incurred in an aborted PEO acquisition, $165,000 in staff additions and $77,000 in corporate insurance associated with the growth of the Company. PEO SG&A expenses grew only 2% over the same quarter last year primarily as a result of the $750,000 in annualized cost reductions implemented in the first quarter of 2002, as previously announced. The Company has further reduced PEO expenses in the third quarter of 2002 by an additional $500,000 on an annualized basis. For the six months ended March 31, 2002 and 2001, SG&A expenses were $13,722,000 and $10,648,000 respectively, an increase of $3,074,000 or 28.9%. As a percent of revenue, SG&A expenses increased to 4.2% in the six months ended March 31, 2002 versus 3.3% in the six months ended March 31, 2001. Of this increase, $1,232,000, or 40.1%, was due to the acquisition of BrightLane, while $111,000 was due to the acquisition of Corporate Staffing Concepts LLC. The SG&A expenses in the Company's Medical Staffing business grew by $661,000, in order to support its growing business. Corporate overhead grew by $769,000,which was mainly due to $159,000 in acquisition costs incurred in two aborted PEO acquisition efforts, $304,000 in staff additions and $175,000 in corporate insurance associated with the growth of the Company. PEO SG&A expenses grew only 3.6% over the same period last year due to the SG&A reductions previously discussed.

Depreciation and amortization for the three months ended March 31, 2002 and 2001 were $274,000 and $368,000, respectively, representing a decrease of $94,000 or 25.5%. For the six months ended March 31, 2002 and 2001, depreciation and amortization were $662,000 and $720,000, respectively, representing a decrease of $58,000 or 8.1%. As a result of implementing Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No.142) as of October 1, 2001, the Company has ceased amortizing any indefinite life intangible assets and goodwill. In the three and six months ended March 31, 2001, the Company amortized $231,000 and $479,000 respectively, in intangible assets. This decrease was partially offset by depreciation expense from the software and hardware acquired in the BrightLane transaction.

Interest and other income for the three months ended March 31, 2002 and 2001 were $274,000 and $218,000, respectively, representing an increase of $56,000 or 25.7%, primarily from increased late payment fees. For the six months ended March 31, 2002 and 2001, interest and other income were $588,000 and $418,000, respectively, representing an increase of $170,000 or 40.7% for the same reason as mentioned for the quarter.

Interest expense was $19,000 in the quarter ended March 31, 2002 as compared to $446,000 in the quarter ended March 31, 2001, representing a decrease of $427,000 or 95.7%. For the six months ended March 31, 2002 and 2001, interest expense was $32,000 and $927,000,


                                    21 of 26
respectively, representing a decrease of $895,000 or 96.6%. These decreases were due to the retirement of the Company's debt facility with FINOVA Capital affected August 31, 2001.

Income taxes for the quarter ended March 31, 2002 were $201,000 versus $221,000 for the similar period last year. The Company's effective tax rate was 31% and 42% for the three months ended March 31, 2002 and 2001, respectively. Income taxes for the six months ended March 31, 2002 were $580,000 versus $676,000 for the similar period last year. The Company's effective tax rate was 35% and 42% for the six months ended March 31, 2002 and 2001, respectively. The decrease in the effective tax rate for the quarter and six months relates to non-deductible goodwill, which, as of October 1, 2001, is no longer amortized as a result of implementing SFAS No. 142.

Net income for the quarter ended March 31, 2002 was $449,000, or $0.03 per fully diluted share, as compared to $301,000, or $0.04 per fully diluted share, for the quarter ended March 31, 2001. Net income for the six months ended March 31, 2002 was $1,080,000, or $0.07 per fully diluted share, as compared to $941,000, or $0.12 per fully diluted share for the quarter ended March 31, 2001. Offsetting the improvement in gross profit were the SG&A costs incurred by the Company to grow the Medical Staffing business as well as the BrightLane costs that are needed to fuel the technology upgrade of the PEO business. Eliminating the impact of the workers' compensation extension costs and the costs of the aborted PEO acquisitions, net income for the three and six months ended March 31, 2002 would have been $633,000 and $1,331,000 respectively. Diluted earnings per share for the three and six months ended March 31,2002 would have been $.04 and $.08, respectively. Diluted shares outstanding as of March 31, 2002 doubled from 8,095,124 at March 31, 2001, to 16,265,240. The increased shares were due to the BrightLane acquisition in August 2001. The Company expects to reap the benefits of this acquisition by increasing its PEO revenue due to the First Union/Wachovia Marketing Agreement as well as due to its implementation of a state-of-the-art Human Resource online web-enabled operating system. Since the start of a small pilot program in December 2001 with First Union/Wachovia's small business clients, the Company has added 265 worksite employees with annualized revenue of approximately $8.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the first six months of fiscal 2002 was $3,479,000 compared to $4,746,000 provided by operating activities during the same period of fiscal 2001. The use of cash in operating activities relates to an increase in other assets of $3,029,000 primarily resulting from initial prepayments paid to our new workers' compensation insurance company of $2,690,000 and an increase to restricted cash of $3,000,000. The restricted cash was used as collateral for the $4,150,000 letter of credit issued by Fleet prior to the establishment of the Company's credit facility on April 9, 2002, at which time Fleet released the restriction. Additionally, there was a decrease in accounts payable, accrued expenses and other current liabilities of $1,844,000, which primarily resulted from the timing of payroll tax payments surrounding the March 31, 2002 and September 30, 2001 payroll periods. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a month ends and the existence of holidays on or immediately following a month end. These uses of cash were partially offset by net income of $1,080,000, improved collection of accounts receivable of $1,671,000, and depreciation of $662,000.



                                    22 of 26

Cash used in investing activities of $1,918,000 was primarily related to purchases of fixed assets for the implementation of the Lawson ERP system ($615,000), other computer hardware and software ($404,000), and additional charges to goodwill associated with the acquisition of BrightLane ($642,000), which were related to adjustments of estimates for professional services and employment contracts. The Company has entered into a three-year lease agreement to finance the hardware, software and implementation cost, acquired or to be acquired for the Lawson ERP system.

The cash used in financing activities of $746,000 included the repurchase of $780,000 of the Company's stock, offset slightly by proceeds from the exercise of options and warrants. During the six months ended March 31, 2002, the Company repurchased 147,544 shares at an average price of $5.29.

As of March 31, 2002, the Company had cash and cash equivalents of $7,711,000, restricted cash of $3,000,000 and net accounts receivable of $23,213,000.

On July 22, 1999, the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock. Since inception, the Company repurchased 234,855 shares at an average cost of $5.46. These share repurchases are reflected as treasury shares in the Company's financial statements and will be retired.

Management of the Company believes that its existing cash will be sufficient to support cash needs for the next twelve months.

On April 9, 2002 the Company entered into a revolving loan facility with Fleet. The loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by the Bank to support ACH processing exposure. The interest rate is either the Fleet prime rate or LIBOR, at the discretion of the Company, and is currently 4.75%. The facility is collateralized by substantially all of the assets of the Company, including its accounts receivable. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000. As of April 30, 2002, there was no amount outstanding on the credit facility. The Company has an outstanding letter of credit of $4,150,000 for the Company's workers' compensation policy previously mentioned.

EFFECTS ON INFLATION

Inflation and changing prices have not had a material effect on the Company's net revenues and results of operations in the last three fiscal years, as the Company has been able to modify its prices and cost structure to respond to inflation and changing prices.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks which might otherwise result from such



                                    23 of 26
practices. The Company has no material interest rate risk and is not subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is engaged in litigation from time to time during the ordinary course of business in connection with employee suits, workers' compensation and other matters.

TeamStaff subsidiary, BrightLane.com, Inc. is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff's in payment of services were inadequate to pay for the alleged agreed upon value of services (approximately $70,000). The plaintiff claims that they should have received BrightLane shares at $0.13 per share (approximately 538,000 BrightLane shares, equal to approximately 116,000 TeamStaff shares). The Company intends to defend itself vigorously in this matter and believes that it has meritorious and valid defenses to plaintiff's claims. The former shareholders of BrightLane have placed approximately 158,000 shares in escrow. The escrow shares are intended to cover the breach of any representation or warranty contained in the acquisition agreements among the parties, as well as claims by Atomic Fusion, subject to a minimum of $300,000 of cost and expenses that TeamStaff will bear. If any of the $300,000 is incurred by the Company, it will be charged to goodwill.

The Company is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on the Company's financial conditions or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

TeamStaff held its Annual Meeting of shareholders on April 24, 2002. As of the record date of March 12, 2002, there were 16,474,628 shares outstanding and eligible to vote at the Annual Meeting. At the Annual Meeting shareholders were requested to approve the election of two Class 3 directors.

         1.       Election Of Directors.


                                    24 of 26

         Shareholders were requested to vote on the election of two Class 3 directors

Nominee Name            Votes Against      Votes in Favor        % in Favor
------------            -------------      --------------        ----------
Martin Delaney            25,856             12,176,492              99%

Donald MacLeod            25,773             12,176,575              99%


No other matters were submitted to or acted upon by shareholders.


ITEM 5. OTHER INFORMATION

NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

None

(b)      Reports on Form 8-K

The following reports were filed during the quarter ended March 31, 2002.

None

On April 12, 2002, TeamStaff did, however, file a report on form 8K announcing, under Item 4 of Form 8k, that TeamStaff has changed its independent accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP.






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

Date: May 14, 2002






                                    26 of 26