Form 10-Q
period 2002-06-30
TEAMSTAFF INC
filed 2002-08-19
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended       June 30, 2002
                               --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

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

                                   Yes X        No
                                      ---

        16,002,287 shares of Common Stock, par value $.001 per share, were outstanding as of August 19, 2002.

                                     1 of 29

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  June 30, 2002

                                Table of Contents

Part I - Financial Information                                                  Page No.
------------------------------                                                  --------
Item 1.        Consolidated Balance Sheets as of
               June 30, 2002 (Unaudited) and
               September 30, 2001                                                   3

               Consolidated Statements of
               Income for the three months ended
               June 30, 2002 and 2001 (Unaudited)                                   5

               Consolidated Statements of
               Income for the nine months ended
               June 30, 2002 and 2001 (Unaudited)                                   6

               Consolidated Statements of Cash Flows for the
               nine months ended June 30, 2002 and 2001
               (Unaudited)                                                          7

               Notes to Consolidated Financial Statements
               (Unaudited)                                                          8

Item 2.        Management's discussion and analysis of
               financial condition and results of operations                       17

Item 3.        Quantitative and Qualitative Disclosures about Market Risk          25

Part II - Other Information

Item 1.        Legal Proceedings                                                   25
Item 2.        Changes in Securities and Use of Proceeds                           26
Item 3.        Defaults Upon Senior Securities                                     26
Item 4.        Submission of Matters to a Vote of Security Holders                 26
Item 5.        Other Information                                                   26
Item 6.        Subsequent Events                                                   26
Item 7.        Exhibits and Reports on Form 8-K                                    27
               Signatures                                                          28


                                     2 of 29

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS





                                                                    JUNE 30,         SEPTEMBER 30,
ASSETS                                                                2002               2001
------                                                            --------------    ----------------
                                                                   (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                        $13,032,000       $13,854,000
  Accounts receivable, net of allowance of $619,000 and $549,000    25,794,000        25,149,000
  Deferred tax asset                                                 2,241,000         2,241,000
  Other current assets                                               2,272,000         1,016,000
                                                                  --------------    ----------------

             Total current assets                                   43,339,000        42,260,000
                                                                  --------------    ----------------

EQUIPMENT AND IMPROVEMENTS:
  Furniture and Equipment                                            3,314,000         3,114,000
    Software and computer equipment                                  4,555,000         3,066,000
  Leasehold improvements                                               307,000           290,000
                                                                  --------------    ----------------

                                                                     8,176,000         6,470,000

  Accumulated depreciation and amortization                          4,656,000         3,735,000
                                                                  --------------    ----------------

                                                                     3,520,000         2,735,000

DEFERRED TAX ASSET                                                   6,684,000         6,984,000

INTANGIBLE ASSETS                                                   11,109,000        11,109,000

GOODWILL                                                            27,289,000        26,441,000

OTHER ASSETS                                                         1,289,000         1,567,000
                                                                  --------------    ----------------

                                                                   $93,230,000       $91,096,000
                                                                  ==============    ================




           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                                     3 of 29

                        TEAMSTAFF, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS





                                                                   JUNE 30,          SEPTEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 2002                2001
------------------------------------                            ---------------     ----------------
                                                                 (unaudited)
CURRENT LIABILITIES:
  Current portion of long-term debt                                  $67,000             $70,000
  Accounts payable                                                 4,679,000           7,072,000
    Accrued payroll                                               17,072,000          15,421,000
  Accrued expenses and other current liabilities                   7,410,000           7,058,000
                                                                ---------------     ----------------

             Total current liabilities                            29,228,000          29,621,000

LONG-TERM DEBT, net of current portion                               157,000             193,000
                                                                ---------------     ----------------

             Total liabilities                                    29,385,000          29,814,000
                                                                ---------------     ----------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized 40,000,000
    shares; Issued 16,233,854 and 16,196,942; outstanding
    15,998,999 and 16,109,631 respectively                            16,000              16,000
  Additional paid-in capital                                      63,674,000          63,544,000
  Accumulated retained earnings (deficit)                          1,437,000          (1,686,000)
  Receivable from shareholder                                              -             (90,000)
  Treasury stock 234,855 and 87,311 shares at cost,
  respectively                                                    (1,282,000)           (502,000)
                                                                ---------------     ----------------

                            Total shareholders' equity            63,845,000          61,282,000
                                                                ---------------     ----------------

                                                                 $93,230,000         $91,096,000
                                                                ===============     ================


           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.



                                     4 of 29

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           For the three months ended
                                                                    June 30,
                                                     ---------------------------------------
                                                            2002                 2001
                                                     -------------------   -----------------
REVENUES                                              $174,930,000          $164,427,000

DIRECT EXPENSES                                        164,020,000           157,315,000
                                                     -------------------   -----------------

             Gross profit                               10,910,000             7,112,000

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                               7,546,000             5,787,000

DEPRECIATION AND AMORTIZATION                              355,000               358,000
                                                     -------------------   -----------------

             Income from operations                      3,009,000               967,000
                                                     -------------------   -----------------

OTHER (EXPENSE) INCOME:
  Interest and other income                                299,000               203,000
  Interest and other expense                               (60,000)             (446,000)
                                                     -------------------   -----------------

                                                           239,000              (243,000)
                                                     -------------------   -----------------

             Income before income tax expense            3,248,000               724,000

INCOME TAX EXPENSE                                      (1,205,000)             (305,000)
                                                     -------------------   -----------------

             Net income                                 $2,043,000              $419,000
                                                     ===================   =================

EARNINGS PER SHARE - BASIC & DILUTED                         $0.13                 $0.05
                                                     ===================   =================

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING - BASIC                   15,993,332             8,014,772
                                                     ===================   =================


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND EQUIVALENTS
  OUTSTANDING - DILUTED                                 16,201,579             8,320,702
                                                     ===================   =================


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                                     5 of 29

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           For the nine months ended
                                                                    June 30,
                                                     ---------------------------------------
                                                            2002                 2001
                                                     -------------------   -----------------
REVENUES                                              $502,220,000          $487,497,000

DIRECT EXPENSES                                        475,822,000           466,891,000
                                                     -------------------   -----------------

             Gross profit                               26,398,000            20,606,000

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                              21,268,000            16,435,000

DEPRECIATION AND AMORTIZATION                            1,017,000             1,078,000
                                                     -------------------   -----------------

             Income from operations                      4,113,000             3,093,000
                                                     -------------------   -----------------

OTHER (EXPENSE) INCOME :
  Interest and other income                                887,000               621,000
  Interest and other expense                               (92,000)           (1,373,000)
                                                     -------------------   -----------------

                                                           795,000              (752,000)
                                                     -------------------   -----------------

             Income before income tax expense            4,908,000             2,341,000

INCOME TAX EXPENSE                                      (1,785,000)             (981,000)
                                                     -------------------   -----------------

             Net income                                 $3,123,000            $1,360,000
                                                     ===================   =================

EARNINGS PER SHARE - BASIC & DILUTED                         $0.19                 $0.17
                                                     ===================   =================

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING - BASIC                   16,023,712             8,011,474
                                                     ===================   =================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND EQUIVALENTS
  OUTSTANDING - DILUTED                                 16,221,953             8,171,025
                                                     ===================   =================


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                                     6 of 29

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             For the nine months ended
                                                                     June 30,
                                                         ----------------------------------
                                                              2002               2001
                                                         ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $3,123,000         $1,360,000
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities,
      net of acquired businesses
    Deferred income taxes                                     300,000            483,000
    Depreciation and amortization                           1,017,000          1,078,000
    Provision for doubtful accounts                           403,000            191,000
    Non-cash compensation expense                                   -              8,000
    Forgiveness of receivable from Shareholder                 90,000                  -
  Changes in operating assets and liabilities, net of
   acquired businesses
    Decrease in restricted cash                                     -            375,000
    Increase in accounts receivable                        (1,048,000)        (3,474,000)
    (Increase) decrease in other current assets            (1,256,000)           581,000
    Decrease (increase) in other assets                       278,000           (589,000)
   (Decrease) increase in accounts payable, accrued
     payroll and expenses and other current liabilities      (390,000)         3,224,000
                                                         ---------------- - ---------------

             Net cash provided by operating activities      2,517,000          3,237,000
                                                         ----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of businesses, net of cash acquired           (848,000)           (27,000)
  Purchases of equipment and leasehold improvements        (1,802,000)          (440,000)
                                                         ----------------   ---------------

             Net cash used in investing activities         (2,650,000)          (467,000)
                                                         ----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                            -         (4,859,000)
    Proceeds from revolving line of credit                          -          1,375,000
    Repayments on capital leases obligations                  (39,000)           (42,000)
    Net proceeds from issuance of preferred stock                   -          3,500,000
    Net proceeds from exercise of common stock
      options - net                                           130,000            210,000
    Repurchase of common shares                              (780,000)                 -
                                                         ----------------   ---------------
             Net cash (used in) provided for financing
              activities                                     (689,000)           184,000
                                                         ----------------   ---------------

             Net (decrease) increase in cash and cash
              equivalents                                    (822,000)         2,954,000
                                                         ----------------   ---------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           13,854,000          4,285,000
                                                         ----------------   ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $13,032,000         $7,239,000
                                                         ================   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
   Cash paid during the period for:
    Interest                                                  $92,000         $1,752,000
                                                         ================   ===============
    Income Taxes                                           $1,034,000           $620,000
                                                         ================   ===============


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                                     7 of 29

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)     ORGANIZATION AND BUSINESS:

TeamStaff, Inc., a New Jersey corporation, and subsidiaries (referred to as the "Company"), provides a broad spectrum of outsourced human resource services, including professional employer organization (PEO), payroll processing, human resource administration and placement of temporary and permanent employees.

Effective August 31, 2001, the Company acquired all the stock of BrightLane.com, Inc. (BrightLane), an Online Business Center and technology group providing Internet-based solutions for growing businesses. BrightLane's developed technology had focused on increasing buying power and reducing transaction costs for growing businesses. This technology is now refocused to drive a new venture for the Company under the name "TeamStaff ConnXions." TeamStaff ConnXions will be a conduit to both the clients and worksite employees of TeamStaff offering a variety of services through strategic partners such as a full line of insurance and benefit products and procurement services. BrightLane integrates these services through proprietary unified login and hub technology that offers businesses security. BrightLane is also spearheading the technology efforts of the Company in total. Other than payments for fractional shares, the shareholders of BrightLane received an aggregate of 8,066,522 shares of TeamStaff's Common Stock in exchange for their BrightLane Common Stock, Series A Preferred, Series B Preferred and Series C Preferred Stock.

Effective January 1, 2002, the Company acquired the accounts and related assets of Corporate Staffing Concepts, LLC, a PEO entity operating primarily in western Massachusetts and Connecticut. This asset acquisition is not material to the accompanying consolidated financial statements.

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

                                     8 of 29

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

SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment. The Company's intangible assets consist primarily of the TeamStaff trade name and the First Union/Wachovia Relationship. This relationship requires First Union/Wachovia to promote TeamStaff's services to its banking customers throughout the United States. All of the Company's intangible assets have indefinite lives and are no longer being amortized effective October 1, 2001 because they are expected to generate cash flows indefinitely. The effect of not amortizing goodwill and intangible assets on income before income taxes and net income for the three months ended June 30, 2001 is $234,000 and $195,000, respectively and for the nine months ended June 30, 2001 is $714,000 and $585,000, respectively. The Company estimates that net income and diluted earnings per share would have been approximately $614,000 and $0.07, respectively, for the three months ended June 30, 2001 and $1,945,000 and $0.24, respectively, for the nine months ended June 30, 2001 had the provisions of the new standard been applied as of October 1, 2000. The Company tested its intangible assets during the first quarter, as required by SFAS No. 142, and there was no impairment. The Company has tested its goodwill for impairment during the second quarter of fiscal 2002 as required by SFAS No. 142 and there is no impairment. As of June 30, 2002, total goodwill was $27,289,000 consisting of $25,584,000 and $1,705,000 for the PEO and Medical Staffing segments respectively. Goodwill for the three and nine months ended June 30, 2002 increased $90,000 and $848,000, respectively. The increase, all of which related to PEO operations, resulted primarily from the acquisition of Corporate Staffing Concepts, LLC and additional cost associated with the BrightLane acquisition.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for the fiscal years beginning after June 15, 2002. Management

                                     9 of 29
does not expect the impact of SFAS No. 143 to be material to the Company's consolidated financial statements.

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

On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for the Company's fiscal year beginning October 1, 2002. The Company is in the process of evaluating what impact, if any, this standard will have on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 is effective for disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating what impact, if any, this standard will have on the Company's Consolidated Financial Statements.

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

The following table reconciles net income and share amounts used to calculate basic earnings per share and diluted earnings per share:

                                              Nine Months Ended June 30,    Three Months Ended June 30,
                                                 2002          2001              2002          2001
                                             -----------------------------------------------------------
Numerator:
  Net income                                    $3,123,000   $1,360,000         $2,043,000     $419,000
Denominator:
Weighted average number of common shares
   outstanding- basic                           16,023,712    8,011,474         15,993,332    8,014,772
Incremental shares for assumed conversions
   of stock options and warrants                   198,241      159,551            208,247      305,930
                                             -----------------------------------------------------------
Weighted average number of common
and equivalent shares outstanding- diluted      16,221,953    8,171,025         16,201,579    8,320,702
                                             -----------------------------------------------------------

Earnings per share-basic                             $0.19    $0.17                  $0.13    $0.05
Earnings per share-diluted                           $0.19    $0.17                  $0.13    $0.05

Stock options and warrants outstanding at June 30, 2002 to purchase 289,581 shares of common stock were not included in the computation of diluted earnings per share as they were not dilutive.

                                    10 of 29

(4)     INCOME TAXES:

The Company has recorded an $8,925,000 and a $9,225,000 deferred tax asset at June 30, 2002 and September 30, 2001, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset.


(5)     WORKERS' COMPENSATION:

As of March 22, 2002, TeamStaff's insurance provider is Zurich American Insurance Company (Zurich) and the program is managed by Cedar Hill Insurance Agency, Inc (Cedar Hill).

The Zurich program will cover the period March 22, 2002 through April 1, 2003, inclusive. The program contains a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the program is paid on a monthly basis based on estimated payroll for the year and is subject to a year-end audit. The Zurich deductible program is collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The letter of credit for $4,150,000 has been secured through Fleet National Bank (Fleet), as part of the Company's line of credit. Payments will be made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Payments to the trust may be adjusted from time to time based on program experience. Claims handling services will be provided by a third party administrator assigned by Cedar Hill. Additionally, TeamStaff has outsourced its underwriting and program management for the Zurich program to Cedar Hill and The Hobbs Group, the Company's workers' compensation insurance broker. At June 30, 2002, the Company has a prepaid current asset of $1,494,000 for the premiums and the prepayments made to the trust.

TeamStaff's primary workers' compensation insurance provider from January 22, 2001 through March 21, 2002, was Continental Assurance (CNA). This policy covered its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation to non-employees of the Company.

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

                                    11 of 29

TeamStaff paid, plus investment returns thereon, the insurer will refund the difference to TeamStaff.

As part of the two-month extension, which was negotiated in January 2002, the Company was required to pay $495,000 which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, the Company had received a release for those periods from CNA in January 2001, when the Company accepted CNA as its new insurance carrier. The Company has denied CNA's claim and, to date, has received $224,000 back from the original $495,000 payment. It is the Company's belief that the remaining funds should be returned as well. Should the Company be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, the Company has a liability on its books for the estimated claims for the two-month extension, which exceeds the $271,000 disputed amount. Accordingly, the Company plans to offset this amount from any monies owed CNA.

TeamStaff maintained a separate policy for certain of the business of its subsidiary, HR2, Inc., which had provided that TeamStaff was only responsible for the audited premium for each policy period. This policy ended on December 31, 2001. From January 1, 2002 through March 21, 2002, these employees were covered under the CNA policy.

On August 7, 2002, the Company entered into an agreement with a prior workers' compensation and employer's liability insurance carrier fully and finally settling all loss and expense charges for periods of coverage through the insurance carrier in exchange for an immediate payment by the Company. Pursuant to the agreement, the insurance carrier agreed that no more recalculations would be done for any of the Company's workers' compensation programs with the carrier. As a result of the final adjustment, the Company reduced its reserve for workers' compensation which resulted in a decrease in direct expenses of $2,661,000.

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

                                    12 of 29

As of June 30, 2002, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. However, since these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in the Company's prepayments and adjust the reserves as deemed appropriate.

(6)     ACQUISITION OF BRIGHTLANE:

Effective August 31, 2001, the Company acquired BrightLane. Under the terms of the purchase agreement, the Company acquired all the stock of BrightLane through the issuance of 8,066,522 shares of TeamStaff stock, valued at approximately $41,900,000. The Company also incurred $2,534,000 of certain legal, accounting and investment banking expenses, resulting in a total purchase price of $44,434,000. The acquisition has been accounted for under the purchase method and the results of operations of the acquired company have been included in the statement of income since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition as stated below:

        Cash acquired                                        $12,031,000
        Deferred tax asset                                     7,400,000
        Investment in TeamStaff preferred stock                3,500,000
        Other assets acquired, net                             1,538,000
        First Union/Wachovia relationship                      6,900,000
        Tradename                                                 10,000
        Goodwill                                              13,055,000
                                                             -----------
        Total                                                $44,434,000
                                                             ===========

In connection with the transaction, persons holding BrightLane options to acquire approximately 2,078,000 BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. TeamStaff made recourse loans of approximately $1,047,000 to the holders of these options to assist them in the payment of tax obligations incurred with respect to the exercise of the options. The loans are repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. As of June 30, 2002, approximately $339,000 of these loans has been repaid or forgiven. All loans must be repaid in cash with the exception of one loan. Under the terms of the Company's employment agreement with an executive officer of the Company's BrightLane subsidiary, the loan ($131,000) is to be forgiven over a two-year period of time as long as the officer remains employed by the Company.

The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and BrightLane as if the acquisition had occurred October 1, 2000.


                                    13 of 29

                                                                          Nine Months Ended
                                                                            June 30, 2001
                                                                         -------------------
Revenues                                                                     $487,736,000
Net income (loss)                                                             $(4,279,000)
Earnings (loss) per share - basic and diluted                                      $(0.27)


    (7) DEBT:

On April 9, 2002, the Company entered into a revolving loan facility with Fleet National Bank, (Fleet). The total outstanding loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support ACH processing exposure. The interest rate is either the Fleet prime rate or LIBOR, at the discretion of the Company, and is currently 4.75%. The facility is collateralized by substantially all of the assets of the Company, including its accounts receivables. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000. As of June 30, 2002, there was no amount outstanding on the credit facility. The Company has an outstanding letter of credit of $4,150,000 under the facility for the Company's workers' compensation policy, as previously mentioned.

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

The Company has changed its segment reporting as of October 1, 2001. The contract staffing business located in New York City, which included voucher-processing services, a small amount

                                    14 of 29
of PEO services and temporary staffing services, had been previously reported in temporary staffing. The voucher processing service business is now managed and reported in the Payroll Services group. The PEO and temporary staffing business is now managed and reported in PEO. BrightLane costs have been allocated to Corporate since BrightLane is primarily viewed as the information technology department of the Company. Prior year figures have been adjusted to conform to the current year presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business lines based on pre-tax income.

The following tables present the condensed financial results for the nine and three months ended June 30, 2002 and 2001 for each of the Company's segments:


                                    15 of 29

-------------------------------------------------------------------------------------------------
                                 PROFESSIONAL
   FOR THE NINE MONTHS ENDED       EMPLOYER     MEDICAL      PAYROLL
           JUNE 30,                SERVICES     STAFFING    SERVICES     CORPORATE   CONSOLIDATED
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
             2002
-------------------------------------------------------------------------------------------------
Revenues                         $442,039,000  $56,424,000  $3,757,000           $0  $502,220,000
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Income/(loss) before income
taxes                               3,604,000    6,771,000   1,610,000  (7,077,000)    4,908,000
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
             2001
-------------------------------------------------------------------------------------------------
Revenues                         $438,999,000  $45,015,000  $3,483,000           $0  $487,497,000
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Income/(loss) before income           954,000    4,960,000   1,393,000  (4,966,000)    2,341,000
taxes
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                                 PROFESSIONAL
  FOR THE THREE MONTHS ENDED       EMPLOYER     MEDICAL      PAYROLL
           JUNE 30,                SERVICES     STAFFING    SERVICES     CORPORATE   CONSOLIDATED
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
             2002
-------------------------------------------------------------------------------------------------
Revenues                         $155,533,000  $18,180,000   $1,217,000          $0  $174,930,000
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Income/(loss) before income
taxes                               3,360,000    2,029,000      492,000  (2,633,000)    3,248,000
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
             2001
-------------------------------------------------------------------------------------------------
Revenues                         $147,120,000  $16,251,000   $1,056,000          $0  $164,427,000
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Income/(loss) before income
taxes                                 246,000    1,762,000      361,000  (1,645,000)      724,000
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------

The Company has no revenue derived outside of the United States.


                                    16 of 29

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with risks undertaken in connection with acquisitions, risks from potential workers' compensation claims and required payments, risks from employer/employee related suits such as discrimination or wrongful termination, risks associated with payroll and employee related taxes which may require unanticipated payments by the Company, liabilities associated with the Company's status under certain federal and state employment laws as a co-employer, effects of competition, the Company's ability to implement its internet based business and technological changes, and dependence upon key personnel.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of the Company's 2001 annual report on Form 10-K for a detailed discussion on the application of these and other accounting policies.

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

                                    17 of 29

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

GOODWILL AND INTANGIBLE ASSETS

Beginning October 1, 2001, with the adoption of the new required accounting standard, the Company no longer amortizes goodwill or indefinite life intangible assets. The Company will also continue to review annually its goodwill and other intangible assets for possible impairment or loss of value. The Company determined that no impairment of goodwill or intangible assets existed as of the date of adoption.

WORKERS' COMPENSATION

As of March 22, 2002, TeamStaff's insurance provider is Zurich American Insurance Company (Zurich) and the program will be managed by Cedar Hill Insurance Agency, Inc (Cedar Hill).

The Zurich program will cover the period March 22, 2002 through April 1, 2003, inclusive. The program contains a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the program is paid on a monthly basis based on estimated payroll for the year and is subject to a year-end audit. The Zurich deductible program is collateralized by a letter of credit inuring to the benefit of Zurich American Insurance Company, and cash held in a trust account with a third party. The letter of credit for $4,150,000 has been secured through

                                    18 of 29

Fleet National Bank (Fleet), as part of the Company's line of credit. Payments will be made to the trust on a monthly basis based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Payments to the trust may be adjusted from time to time based on program experience. Claims handling services will be provided by a third party administrator assigned by Cedar Hill. Additionally, TeamStaff has outsourced its underwriting and program management for the Zurich program to Cedar Hill Insurance Agency, Inc. and The Hobbs Group, the Company's workers' compensation insurance broker. At June 30, 2002, the Company has a prepaid current asset of $1,494,000 for the premium and the prepayments made to the trust.

TeamStaff's primary workers' compensation insurance provider from January 22, 2001 through March 21, 2002, was Continental Assurance (CNA). This policy covered its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation to non-employees of the Company.

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

As part of the two-month extension, which was negotiated in January 2002, the Company was required to pay $495,000 which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, the Company had received a release for those periods from CNA in January 2001, when the Company accepted CNA as its new insurance carrier. The Company has denied CNA's claim and to date, has received $224,000 back from the original $495,000 payment. It is the Company's belief that the remaining funds should be returned as well. Should the Company be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, the Company has a liability on its books for the estimated claims for the two-month extension, which exceeds the $271,000 disputed amount. Accordingly, the company plans to offset this amount from any monies owed CNA.

TeamStaff maintained a separate policy for certain of the business of its subsidiary, HR2, Inc., which had provided that TeamStaff was only responsible for the audited premium for each policy period. This policy ended on December 31, 2001. From January 1, 2002 through March 21, 2002, these employees were covered under the CNA policy.

On August 7, 2002, the Company entered into an agreement with a prior workers' compensation and employer's liability insurance carrier fully and finally settling all loss and expense charges for periods of coverage through the insurance carrier in exchange for an immediate payment by

                                    19 of 29
the Company. Pursuant to the agreement, the insurance carrier agreed that no more recalculations would be done for any of the Company's workers' compensation programs with the carrier. As a result of the final adjustment, the Company reduced its reserve for workers' compensation which resulted in a decrease in direct expenses of $2,661,000.

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

The Company's clients are billed at fixed rates, which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation, which are based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation for the workers' compensation policy year are greater than the costs that are included in the client's contractual rate, the Company is unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only and may do so when its workers' compensation policy is renewed or when workers compensation rates are increased by state agencies

As of June 30, 2002, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. However, since these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in the Company's prepayments and adjust the reserves as deemed appropriate.

RESULTS OF OPERATIONS

The Company's revenues for the three months ended June 30, 2002 and 2001 were $174,930,000 and $164,427,000 respectively, which represents an increase of $10,503,000 or 6.4%. While the Company's Medical Staffing business continued its strong growth, growing $1,929,000, or 11.9%, over last year's third quarter, PEO revenues grew $8,413,000, or 5.7%, over the same period last year. The modest growth in revenue in PEO is principally the result of two factors: the sale of the Company's El Paso based PEO business in September 2001 and the loss of a major customer. In the third quarter of fiscal 2001, the El Paso business accounted for approximately $6.5 million in PEO revenue. In addition, a large customer in our Boca Raton, Florida PEO region filed for bankruptcy protection in the fourth fiscal quarter of last year and we ceased providing services to the entity effective in July 2001. This resulted in a loss in revenue of approximately $7.2 million on a quarterly basis. The Company's PEO revenue growth is being affected in part by the Company's program, begun in the second fiscal quarter of 2002, to review

                                    20 of 29
the profitability of all PEO clients and effect price increases where appropriate to meet a targeted level of profitability. For the nine months ended June 30, 2002 and 2001, the Company's revenues were $502,220,000 and $487,497,000 respectively, which represents an increase of $14,723,000 or 3%. The Medical Staffing business grew $11,409,000 or 25.3%. PEO revenues increased $3,040,000 or 0.7%. The combined effect of the sale of the El Paso business and the ending of our relationship with the bankrupted customer was approximately $45.8 million for the nine months ended June 30, 2002

Direct expenses were $164,020,000 for the three months ended June 30, 2002 and $157,315,000 for the comparable period last year, representing an increase of $6,705,000 or 4.3%. As a percentage of revenue, direct expenses for the three months ended June 30, 2002 and 2001 were 93.8% and 95.7%, respectively. This decrease is due primarily to the settlement of approximately four years of workers' compensation programs with one of the Company's former insurance carriers resulting in a reduction of direct expense by approximately $2.7 million. In addition, the Company's Medical Staffing business made up a larger percentage of the consolidated revenue of the Company in this quarter versus the same quarter in fiscal 2001, with its lower direct expenses as a percentage of its revenue. In the three months ended June 30, 2002, the Medical Staffing business made up 10.4% of the Company's consolidated revenue versus 9.9% in the three months ended June 30, 2001. In the three months ended June 30, 2001, the Company recorded a $582,000 workers' compensation charge to increase its workers' compensation reserve for the policy period covering August 1, 1999 to January 21, 2001. For the nine months ended June 30, 2002 and 2001, direct expenses were $475,822,000 and $466,891,000 respectively, representing an increase of $8,931,000 or 1.9%. As a percentage of revenue, direct expenses for the nine months ended June 30, 2002 and 2001 were 94.7% and 95.8%, respectively. This reduction is due to the reasons previously stated. In the nine months ended June 30, 2002, the Medical Staffing business made up 11.2% of the Company's consolidated revenue versus 9.2% in the nine months ended June 30, 2001.

Gross profit was $10,910,000 and $7,112,000 for the quarters ended June 30, 2002 and 2001, respectively, representing an increase of $3,798,000 or 53.4%. Gross profit, as a percentage of revenue, was 6.2% and 4.3% for the quarters ended June 30, 2002 and 2001, respectively. The increase in the gross profit percentage is primarily due to the $2.7 million insurance settlement previously mentioned, the continued growth in the Medical Staffing business and the increased profitability in the PEO business. Eliminating the impact of the insurance settlement, gross profit would have been approximately $8.2 million, representing a 16% improvement over the same period last year. Gross profit as a percentage of revenue would have been 4.7%. As previously stated, the Company reflected a $582,000 workers' compensation charge in the third fiscal quarter of 2001, to increase reserves to the maximum limit for the policy period August 1, 1999 through January 21, 2001 based upon the increased development of incurred losses. For the nine months ended June 30, 2002 and 2001, gross profit was $26,398,000 and $20,606,000 respectively, representing an increase of $5,792,000 or 28.1%. Gross profit, as a percent of revenue, for the nine months ended June 30, 2002 and June 30, 2001, was 5.3% and 4.2%, respectively. The increase was due to the reasons stated above. Eliminating the impact of the insurance settlement, gross profit for the nine months ended June 30, 2002 would have been approximately $23.7 million, or 15.2% higher then the same period last year. As a percentage of revenue, gross profit would have been 4.7%. Eliminating the impact of the $582,000 workers' compensation charge recorded in the third quarter of fiscal 2001, gross profit for the nine months ended June 30, 2001 as a percentage of revenue would have been 4.1%.

                                    21 of 29

 Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2002 and 2001 were $7,546,000 and $5,787,000, respectively, representing an increase of $1,759,000 or 30.4%. As a percentage of revenue, SG&A expenses increased to 4.3% in the quarter ended June 30, 2002 versus 3.5% in the quarter ended June 30, 2001. Of this increase, $252,000 was due to the acquisition of BrightLane, $129,000 was due to the acquisition of certain assets from Corporate Staffing Concepts LLC ("CSC"), $175,000 was due to a bonus given to the Chief Executive Officer upon the successful negotiation of the Company's new workers' compensation policy, $205,000 was due to investment banking fees and related cost incurred with respect to the analysis of strategic alternatives associated with the Medical Staffing business and $247,000 was due to other one-time Corporate overhead expense increases. The SG&A expenses in the Company's Medical Staffing business grew by $311,000, in order to support its growing business. Excluding the SG&A expenses from the acquisition of CSC, PEO SG&A expenses increased $241,000 over the same quarter last year. Excluding the impact of these costs, PEO SG&A for the quarter ended June 30, 2002 increased 7.3% compared to the quarter ended June 30, 2001. This reflects the cost reductions implemented in the second and third quarter of fiscal 2002, as previously announced.

For the nine months ended June 30, 2002 and 2001, SG&A expenses were $21,268,000 and $16,435,000 respectively, an increase of $4,833,000 or 29.4%. As a percent of revenue, SG&A expenses increased to 4.2% in the nine months ended June 30, 2002 versus 3.4% in the nine months ended June 30, 2001. Of this increase, $1,485,000 was due to the acquisition of BrightLane, while $240,000 was due to the acquisition of the assets of Corporate Staffing Concepts LLC. The SG&A expenses in the Company's Medical Staffing business grew by $971,000, in order to support its growing business. Corporate overhead grew by $1,481,000, which was mainly due to $159,000 in acquisition costs incurred in two aborted PEO acquisition efforts, $409,000 in staff additions, $175,000 was due to a bonus given to the Chief Executive Officer upon the successful negotiation of the Company's new workers' compensation policy, $205,000 was due to investment banking fees and related cost incurred with respect to the analysis of strategic alternatives associated with the Medical Staffing business, $247,000 was due to other one-time Corporate overhead expense increases and $212,000 in corporate insurance associated with the growth of the Company. PEO SG&A expenses increased $631,000 or 6.5% over the same period last year. Of this increase, $240,000 was due to the acquisition of CSC and $155,000 was due to increased bad debt expense. Excluding the impact of these costs, PEO SG&A increased $236,000 or 2% over the nine months ended June 30, 2001. This reflects management's ongoing efforts to reduce the PEO overhead costs.

Depreciation and amortization for the three months ended June 30, 2002 and 2001 were $355,000 and $358,000, respectively, representing a decrease of $3,000 or 0.8%. For the nine months ended June 30, 2002 and 2001, depreciation and amortization were $1,017,000 and $1,078,000, respectively, representing a decrease of $61,000 or 5.7%. As a result of implementing SFAS No.142 as of October 1, 2001, the Company has ceased amortizing any indefinite life intangible assets and goodwill. In the three and nine months ended June 30, 2001,

                                    22 of 29
the Company amortized $234,000 and $714,000 respectively, in intangible assets. This decrease was partially offset by depreciation expense from the software and hardware acquired in the BrightLane transaction.

Interest and other income for the three months ended June 30, 2002 and 2001 were $299,000 and $203,000, respectively, representing an increase of $96,000 or 47.3%. Of this increase, $60,000 reflects the referral fees the Company is receiving as a result of the referral to a third party of certain of the former Medical Staffing business when it closed its Houston Medical Staffing service office in April 2002. For the nine months ended June 30, 2002 and 2001, interest and other income were $887,000 and $621,000, respectively, representing an increase of $266,000 or 42.8% for the same reason as mentioned for the quarter, as well as increased late payment fees.

Interest and other expense were $60,000 in the quarter ended June 30, 2002 as compared to $446,000 in the quarter ended June 30, 2001, representing a decrease of $386,000 or 86.5%. For the nine months ended June 30, 2002 and 2001, interest and other expense were $92,000 and $1,373,000, respectively, representing a decrease of $1,281,000 or 93.3%. These decreases were due to the retirement of the Company's debt facility with FINOVA Capital affected August 31, 2001.

Income taxes for the quarter ended June 30, 2002 were $1,205,000 versus $305,000 for the similar period last year. The Company's effective tax rate was 37.1% and 42.1% for the three months ended June 30, 2002 and 2001, respectively. Income taxes for the nine months ended June 30, 2002 were $1,785,000 versus $981,000 for the similar period last year. The Company's effective tax rate was 36.4% and 41.9% for the nine months ended June 30, 2002 and 2001, respectively. The decrease in the effective tax rate for the quarter and nine months relates to non-deductible goodwill, which, as of October 1, 2001, is no longer amortized as a result of implementing SFAS No. 142.

Net income for the quarter ended June 30, 2002 was $2,043,000, or $0.13 per fully diluted share, as compared to $419,000, or $0.05 per fully diluted share, for the quarter ended June 30, 2001. Net income for the nine months ended June 30, 2002 was $3,123,000, or $0.19 per fully diluted share, as compared to $1,360,000, or $0.17 per fully diluted share for the nine months ended June 30, 2001. Eliminating the impact of the various items mentioned above, including the favorable settlement on the workers' compensation policies of $2,661,000, investment banking fees and related cost incurred with respect to the analysis of strategic alternatives associated with the Medical Staffing business of $205,000, the bonus given to the Chief Executive Officer upon the successful negotiation of the Company's new workers' compensation policy of $175,000 and the $247,000 one-time Corporate overhead increases, net income for the three months and nine months ended June 30, 2002 would have been $823,000 and $1,903,000, respectively. Excluding the impact of a $582,000 workers' compensation charge for the policy period August 1, 1999 through January 21, 2001, which was reflected in the quarter ended June 30, 2001, net income for the three and nine months ended June 30, 2001 would have been $757,000 and $1,698,000 respectively. Earnings per fully diluted share for those prior periods would have been $0.09 and $0.21 respectively. As a result of these items, net earnings for the three and nine months ended June 30, 2002, increased 8.7% and 12.1% respectively, from the same periods last year, as adjusted. Net income per fully diluted share would have been $0.05 and $0.12, respectively. Diluted shares outstanding as of June 30, 2002 doubled from 8,320,702 at June 30, 2001, to 16,201,579. The increased shares were due to the BrightLane acquisition in August 2001.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities for the first nine months of fiscal 2002 was $2,517,000 compared to $3,237,000 during the same period of fiscal 2001. The decrease in cash from

                                    23 of 29
operations compared to last year relates primarily to timing of payments in this period versus the same period last year in accounts payable, accrued payroll and expenses. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a month ends and the existence of holidays on or immediately following a month end. In addition there was an increase in other current assets of $1,256,000 primarily resulting from prepayments to our workers' compensation insurance carrier and a lower increase in accounts receivable then the prior period due to the change in payment terms in the TeamStaff SB PEO business, offset to some extent by the continued earnings improvement of the Company.

Cash used in investing activities of $2,650,000 was primarily related to:
cost incurred for the implementation of the Lawson financial system amounting to $814,000; capitalized internally developed software of $414,000;
other computer hardware and software of $152,000; and capital additions associated with the move to our new PEO location in Boca Raton, Florida of $246,000. Cash invested in acquisitions of $848,000 was due to the purchase of the assets of Corporate Staffing Concepts amounting to $282,000 and additional charges to goodwill associated with the acquisition of BrightLane of $730,000, which were related to adjustments of estimates for professional services and employment contracts.

The cash used in financing activities of $689,000 included the repurchase of $780,000 of the Company's stock, offset slightly by proceeds from the exercise of options and warrants. During the nine months ended June 30, 2002, the Company repurchased 147,544 shares at an average price of $5.29.

As of June 30, 2002, the Company had cash and cash equivalents of $13,032,000 and net accounts receivable of $25,794,000.

Management of the Company believes that its existing cash will be sufficient to support cash needs for the next twelve months. The amount of available cash includes cash held for future payroll and other related taxes payable on a quarterly basis.

On July 22, 1999, the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock. Since inception, the Company has repurchased 234,855 shares at an average cost of $5.46. These share repurchases are reflected as treasury shares in the Company's financial statements and will be retired. There were no shares repurchased this quarter. However through the nine months ended June 30, 2002, 147,544 of the shares have been bought at a cost of $780,000.

On April 9, 2002 the Company entered into a revolving loan facility with Fleet National Bank (Fleet). The total outstanding loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by the Bank to support ACH processing exposure. The interest rate is either the Fleet prime rate or LIBOR, at the discretion of the Company, and is currently 4.75%. The facility is collateralized by substantially all of the assets of the Company, including its accounts receivable. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000. As of June 30, 2002, there was no amount outstanding on the credit facility. The Company has an outstanding letter of credit of $4,150,000 for the Company's workers' compensation policy, as previously mentioned.

                                    24 of 29

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

TeamStaff's subsidiary, BrightLane.com, Inc. is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia, which the plaintiff has moved to transfer to Fulton County Superior Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff's in payment of services were inadequate to pay for the alleged agreed upon value of services (approximately $70,000). The plaintiff claims that they should have received BrightLane shares at $0.13 per share (approximately 538,000 BrightLane shares, equal to approximately 116,000 TeamStaff shares). The Company intends to defend itself vigorously in this matter and believes that it has meritorious and valid defenses to plaintiff's claims. The former shareholders of BrightLane have placed approximately 158,000 shares in escrow. The escrow shares are intended to cover the breach of any representation or warranty contained in the acquisition agreements among the parties, and claims such as those asserted by Atomic Fusion, subject to a minimum of $300,000 of cost and expenses that TeamStaff will bear. If any of the $300,000 is incurred by the Company, it will be charged to goodwill.

On July 12, 2002, the Company filed an action against one of its software vendors, Lawson Software, Inc. ("Lawson") (TeamStaff, Inc. v. Lawson Software, Inc.; Civil Action No. 02:CV3450, United Stated District Court, District of New Jersey). In August 2001, the Company (through its wholly-owned subsidiary, BrightLane) and Lawson entered into an

                                    25 of 29
agreement pursuant to which the Company would license certain of Lawson's software products for use in the Company's business operations. The complaint alleges, among other things, that Lawson misrepresented the software's capabilities to induce the Company to enter into the license agreement. Among other remedies, the Company sought specific performance of the software license agreement, damages, litigation costs and attorneys' fees. On August 12, 2002, the Company and Lawson entered into a Settlement Agreement settling the parties' dispute. Among other things, the Company will remain a licensee of certain of Lawson's software products and the Company has agreed to dismiss the complaint, with prejudice.

The Company is engaged in no other litigation the effect of which would be anticipated to have a material adverse impact on the Company's financial condition or results of operations.

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

        1.     Election Of Directors.

        Shareholders were requested to vote on the election of two Class 3 directors:

Nominee Name          Votes Against         Votes in Favor            % in Favor

Martin Delaney        25,856                12,176,492                99%

Donald MacLeod        25,773                12,176,575                99%

No other matters were submitted to or acted upon by shareholders.


ITEM 5. OTHER INFORMATION

None

ITEM 6. SUBSEQUENT EVENTS

                                    26 of 29

On August 7, 2002, the Company entered into an agreement with a prior workers' compensation and employer's liability insurance carrier fully and finally settling all loss and expense charges for periods of coverage through the insurance carrier in exchange for an immediate payment by the Company. Pursuant to the agreement, the insurance carrier agreed that no more recalculations would be done for any of the Company's workers' compensation programs with the carrier. As a result of the final adjustment, the Company reduced its accrued insurance expense by $2,661,000.


ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

The following reports were filed during the quarter ended June 30, 2002.

None

On April 12, 2002, TeamStaff filed a report on form 8K announcing, under Item 4 of Form 8k, that TeamStaff has changed its independent accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP.



                                    27 of 29

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

Date: August 19, 2002




                                    28 of 29