Form 10-K
period 2002-09-30
TEAMSTAFF INC
filed 2003-02-10
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

                                    ---------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 ON 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                           --------------------------

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

                                 Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At the close of our second quarter, March 31, 2002, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $50,445,000 based upon the closing sales price of $5.05 for such Common Stock on March 29, 2002 as reported by NASDAQ National Market. At the close of our fiscal year, September 30, 2002, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $28,424,000 based upon the average closing sales price of $2.90 for such Common Stock on said date as reported by NASDAQ National Market. On February 3, 2003 there were 15,771,986 shares outstanding of Common Stock of the Registrant.

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                            [Cover Page 2 of 2 Pages]

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         TeamStaff, Inc., a New Jersey corporation, was founded in 1969 as a payroll service company and has evolved into a leading provider of outsourced business solutions focusing on human resource services to a wide variety of industries in 50 states. TeamStaff's wholly-owned subsidiaries include TeamStaff Rx, Inc., DSI Staff ConnXions-Northeast Inc., DSI Staff ConnXions-Southwest Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc., and BrightLane.com, Inc. When we use the term TeamStaff, sometimes we will mean TeamStaff and its subsidiaries.

         TeamStaff provides a variety of employment related services through three business units: (1) Its TeamStaff Rx unit provides medical allied health professionals and nurses to doctors' offices and medical facilities throughout the United States on a temporary or permanent basis; (2) the professional employer organization, or PEO, division provides comprehensive human resource management and administrative services, including payroll administration and payroll tax filing, procurement and administration of employee benefit plans, procurement and administration of workers' compensation insurance, management of employment related risks, and assistance in compliance with employment-related laws and regulations; and (3) the payroll processing division provides customized payroll management and tax filing services to select industries, such as construction, and administers voucher disbursement programs for various public agencies. We believe our medical staffing subsidiary is one of the top providers in the niche medical imaging field. The PEO division currently services over 2000 client organizations with approximately 16,000 worksite employees and believes that it currently ranks, in terms of revenues, as one of the top 10 professional employer organizations in the United States. The payroll processing division processes payrolls for approximately 750 clients with more than 30,000 employees. BrightLane, an acquired business unit that is not engaged in the provision of employment related services, applies many of its core competencies towards internal technology enablement and the integration of various disparate systems used in TeamStaff's operating entities.

         TeamStaff's corporate headquarters is in Somerset, New Jersey and it has five regional offices located in Houston, Texas; Northampton, Massachusetts; Alpharetta, Georgia; and Boca Raton and Clearwater, Florida and eight sales service centers in New York, New York; Houston, Texas; Boca Raton and Clearwater, Florida; Northampton and Woburn, Massachusetts; Alpharetta, Georgia; and Somerset, New Jersey.

         TeamStaff, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its executive offices at 300 Atrium Drive, Somerset, New Jersey 08873 where its telephone number is (732) 748-1700.

RECENT DEVELOPMENTS

CHANGE IN ACCOUNTANTS; RESTATEMENT OF FISCAL YEAR 2001

         On April 10, 2002, the Board of Directors of TeamStaff and its Audit Committee decided to change independent public accountants from Arthur Andersen LLP to PricewaterhouseCoopers, LLP for the fiscal year ending September 30, 2002. The change was made due to the uncertainties surrounding Arthur Andersen at the time. At a meeting held on December 10, 2002, prior to concluding their audit for fiscal 2002, PricewaterhouseCoopers expressed its opinion to the Audit Committee that there were material weaknesses in our system of internal controls, including the adequacy, competency and reliability of operational and financial information, information systems and finance personnel. PricewaterhouseCoopers further stated that information had come to its attention, that if further investigated may materially impact the fairness or reliability of the previously issued financial statements for fiscal year 2001 and/or the financial statements to be issued for fiscal year 2002. PricewaterhouseCoopers also stated that due to an accounting error in the treatment of a supplemental executive retirement plan, a restatement and a reaudit of fiscal 2001 would be required but it declined the engagement for the reaudit of fiscal year 2001.

         In December 2002, PricewaterhouseCoopers further advised TeamStaff that it believed it would be essential to employ a new Chief Financial Officer and conditioned the continuance of its audit for fiscal 2002 on the employment of a new Chief Financial Officer. PricewaterhouseCoopers acknowledged that in view of the foregoing, it was likely that TeamStaff would be unable to make a timely filing of its annual report for fiscal year 2002.

Engagement of New Accountants; Removal of CFO

         In response to the advice from PricewaterhouseCoopers, TeamStaff relieved its Chief Financial Officer, Donald T. Kelly, of his duties, and commenced a search for a new Chief Financial Officer. In light of the need to engage a new auditor for fiscal year 2001, the Audit Committee determined that TeamStaff's interests were best served by engaging new independent accountants willing to audit both fiscal 2001 and fiscal year 2002. On December 13, 2002 the audit committee dismissed PricewaterhouseCoopers and engaged Lazar Levine & Felix LLP to serve as TeamStaff's independent public accountants.

         In conducting the audit for fiscal year ended September 30, 2002, Lazar expanded its testing of TeamStaff's internal controls, including information technology controls, to include the fiscal year ended September 30, 2001. This procedure was followed since the Arthur Anderson LLP work papers were not readily available for review by Lazar and to investigate the concerns regarding internal controls by PricewaterhouseCoopers. As a result of this expanded testing, no material weaknesses in the systems was revealed and, based on these results, Lazar concluded that only an audit of one restatement adjustment, as discussed below, was required and not a full reaudit of the fiscal 2001 consolidated financial statements.

Restatement of 2001

         Prior to its dismissal, PricewaterhouseCoopers had advised the Audit Committee that, in PricewaterhouseCoopers' opinion, TeamStaff should not have applied pension plan accounting to its supplemental executive retirement plan adopted on October 1, 2000, resulting in a material error requiring the restatement of the fiscal year 2001 financial statements. This would have resulted in an additional after-tax charge to earnings of approximately $408,000 in fiscal year 2001. TeamStaff had engaged an independent firm to design the plan and had reviewed the plan's accounting treatment with Arthur Andersen prior to its certification of TeamStaff's fiscal year 2001 financial statements.

         Lazar has advised the Audit Committee that it has undertaken its own analysis of the appropriate accounting treatment for the supplemental executive retirement plan. Lazar has determined that the plan is indeed a pension plan and TeamStaff has accounted for it as such. Nevertheless, Lazar has determined that a restatement of TeamStaff's fiscal 2001 financial statements is appropriate due to the omission of a note in the fiscal year 2001 consolidated financial statements containing certain required disclosures for the plan. Further, an adjustment in the expense calculation of the plan resulted in a reduction in net income after-tax for fiscal 2001 of $76,000 from $1,424,000 to $1,348,000.

Reconsideration of Status of CFO

         In light of the foregoing, TeamStaff determined that the conclusions reached by PricewaterhouseCoopers concerning TeamStaff's internal controls and financial personnel were not supported by Lazar's independent analysis or TeamStaff's own assessment of its financial and operational systems. Mr. Kelly has remained an employee during this period, and as a result of the determinations made by Lazar regarding TeamStaff's internal controls and systems, and the results of its audit and review of the issues involved with the SERP plan and the restatement of the 2001 fiscal year, the Audit Committee and the Board of Directors are reviewing the status of Mr. Kelly's employment and whether the Company should reinstate Mr. Kelly or retain a new Chief Financial Officer.

NASDAQ DELISTING NOTICE AND HEARING

         On January 16, 2003, we received notice from the NASDAQ Stock Market that an "E" would be appended to our trading symbol at the opening of business on January 21, 2003 due to the belated filing of our annual report on Form 10-K for fiscal year 2002. NASDAQ further advised us that TeamStaff's Common Stock would be delisted from trading on the NASDAQ National Market at the opening of business on January 27, 2003 unless we requested a hearing before the NASDAQ Stock Market. TeamStaff requested and was granted a hearing before a NASDAQ panel, which will be held on February 14, 2003. Any potential action on the listing of its stock will be postponed until a decision of the panel has been reached. We anticipate that the NASDAQ panel will reach a decision shortly after the hearing. There can be no assurance that NASDAQ will continue to allow for the listing of TeamStaff's common stock.

CORPORATE STAFFING CONCEPTS ACQUISITION

         Effective January 2, 2002, TeamStaff acquired the accounts and related assets of Corporate Staffing Concepts LLC, a PEO entity operating primarily in western Massachusetts and Connecticut. The agreement provided that TeamStaff acquire the PEO related accounts of Corporate Staffing Concepts for $275,000, paid at closing, and stock, which would be paid in connection with an earn out in one year, based upon the number of worksite employees remaining from the accounts being acquired. Subsequent to the balance sheet date, on January 10, 2003, by mutual agreement, TeamStaff fully settled its earn out obligations to Corporate Staffing Concepts LLC by agreeing to pay the sum of $250,000 in cash and issue 27,500 shares of TeamStaff's Common Stock, for a total purchase price of $603,100.

SERVICES

I.       MEDICAL STAFFING SERVICES

         TeamStaff provides medical staffing services through its wholly owned subsidiary, TeamStaff Rx, Inc., which has more than 20 years of experience in placing temporary and permanent employees with specialized skills and talents to regional and national medical facilities. Temporary medical staffing enables clients to attain management and productivity goals by matching highly trained professional and technical personnel to specific staffing requirements.

         TeamStaff Rx focuses its medical imaging and nurse staffing services in markets where it places employees on a temporary long-term assignment or on a permanent basis. They employ radiological technologists, diagnostic sonographers, cardiovascular technologists, radiation therapists, registered nurses and other medical professionals with hospitals, clinics and therapy centers throughout the United States. Clients whose staff requirements vary depending on the level of activity at their facility are able to secure the services of highly qualified individuals on an interim basis.

         TeamStaff Rx's clients are dependent on temporary staffing to supplement various internal departments for staffing shortages due to vacations, medical leaves and other causes. TeamStaff Rx fills its clients' needs by providing qualified medical personnel on a weekly, monthly, quarterly or longer basis, depending upon a client's particular staffing objectives. TeamStaff Rx also provides targeted recruiting and placement for clients for permanent employees. Additionally, if an employee placed on temporary assignment ultimately is hired by the client on a permanent basis, TeamStaff Rx usually receives a recruitment fee from that client.

         The current unprecedented shortage in the availability of professional medical imaging and nursing personnel has, in management's opinion, created a strong market opportunity for TeamStaff Rx. The Company believes that TeamStaff Rx is in a pivotal position to increase its market share based on its reputation and experience in the temporary medical staffing industry. During the fiscal year ended September 30, 2002, this unit generated $74,861,000 of revenue.

         Our temporary staffing services provide clients the ability to "right size"; that is, to expand or reduce their workforces in response to changing business conditions. Management believes that these services provide numerous benefits to the client, such as saving the costs of salary and benefits of a permanent employee whose services are not needed throughout the year. The client also avoids the costs, uncertainty and delays associated with searches for qualified interim employees. TeamStaff Rx's temporary staffing services also allow a client to avoid administrative responsibility for payroll, payroll taxes, workers' compensation, unemployment and medical benefits for these interim employees.

         Management believes that its temporary medical staffing services provide a client with an increased pool of qualified personnel. Since TeamStaff Rx's temporary staffing employees have access to a wide array of benefits, such as paid time off, health and life insurance, Section 125 premium conversion plans, and 401(k) retirement savings plans, TeamStaff believes it will be able to attract a sufficient pool of personnel to grow this business. These benefits provide temporary employees with the motivation of permanent workers without additional benefit and administrative costs to the client.

II.      PROFESSIONAL EMPLOYER ORGANIZATION (PEO)

         TeamStaff's largest business unit, from a revenue perspective, is its PEO services business. During the fiscal year ended September 30, 2002, this unit generated $586,150,000 of revenue. When a client utilizes TeamStaff's PEO services, the client administratively transfers all or essentially all of its employees to TeamStaff. TeamStaff thereby becomes a co-employer of the client's employees and is responsible for all human resource functions, including payroll, benefits administration, tax reporting and personnel record keeping. The client still manages the employees, determines compensation rates and assigns duties in the same fashion as any employer. The client is, however, relieved of certain reporting and tax filing requirements and other administrative tasks associated with employment. Moreover, because of economies of scale, TeamStaff is frequently able to negotiate favorable terms on workers' compensation coverage, health benefits, retirement programs, and other valuable services. The client company benefits because it can then offer its employees the same or similar benefits as larger companies and successfully compete in recruiting highly qualified personnel, as well as build the morale and loyalty of its staff.

         As a PEO service provider, TeamStaff can offer the following benefits to its clients' employees:

         COMPREHENSIVE MAJOR MEDICAL PLANS - Management believes that medical insurance costs have forced small employers to reduce coverage provided to its employees and to increase employee contributions. TeamStaff is able to leverage its large employee base and offer the clients' employees a variety of health coverage plans from traditional indemnity plans to Health Maintenance Organizations (HMO), Preferred Provider Organizations (PPO), and Point of Service Plans (POS).

         DENTAL AND VISION COVERAGE - These types of benefits are generally beyond the reach of most small groups. As a result of economies of scale, a client of TeamStaff can usually obtain these benefits for their employees.

         LIFE INSURANCE - Affordable basic coverage is available.

         SECTION 125 PREMIUM CONVERSION PLAN (Cafeteria Plan) - Employees can pay for benefits with pre-tax earnings, reduce their taxable income and FICA payments, and increase their take-home pay. Plans of this nature are typically not offered by small employers.

         401(K) RETIREMENT PLANS - Management believes that most small employers do not provide any significant retirement benefits due to the administrative and regulatory requirements associated with the establishment and maintenance of retirement plans. TeamStaff enables small business owners to offer their employees retirement programs comparable to those of major corporations. Such plans can be used to increase morale, productivity and employee loyalty.

         CREDIT UNION - TeamStaff provides an opportunity for employees to join a credit union, which may offer more attractive interest rates than offered at most banks.

         PAYROLL SERVICES - With comprehensive PEO services, clients no longer incur the separate expense of payroll processing either through in-house staff or outside service. TeamStaff's PEO services include all payroll and payroll tax processing.

         UNEMPLOYMENT COMPENSATION COST CONTROL - TeamStaff provides an unemployment compensation cost control program to aggressively manage unemployment claims and control employer costs.

         HUMAN RESOURCES MANAGEMENT SERVICES - TeamStaff provides clients with expertise in areas such as personnel policies and procedures, hiring and firing, training, compensation and performance evaluation.

         WORKERS' COMPENSATION PROGRAM - TeamStaff has a national workers' compensation policy, which can provide TeamStaff with a significant advantage in marketing its services, particularly in jurisdictions where workers' compensation policies are difficult to obtain at reasonable costs. TeamStaff also provides its clients, where applicable, with independent safety analyses and risk management services to reduce workers' injuries and claims along with reducing fraudulent claims.

     Relieved of most employment related administrative tasks, TeamStaff's clients are able to focus on their core business. The client is also offered a broader benefits package for its assigned employees, a professionally managed workers' compensation insurance program, and savings in time and paperwork previously required in connection with personnel administration. These offerings improve employee retention and help control costs.

III.     PAYROLL SERVICES

         TeamStaff was originally established as a payroll service firm in 1969 and continues to provide payroll and tax reporting services to its clients. During the fiscal year ended September 30, 2002, this unit generated $4,954,000 of revenue. Historically, the payroll division has provided these services primarily to the construction industry and currently more than 75% of TeamStaff's approximately 750 payroll service clients are in the construction industry located in the greater New York metropolitan area. TeamStaff offers most, if not all, of what other payroll services provide, including the preparation of payroll checks, direct deposit, government compliance reports, workers' compensation reports and workers' compensation audit reports as required by New York State, quarter and year end tax reports, W-2's (including federal and state magnetic media), and remote processing (via modem) directly from the clients' offices as well as certified payrolls. Tax reporting services include the impounding of tax payments, timely deposit of tax liability, filing of payroll tax returns, distribution of quarter and year-end payroll tax statements and timely response to agency inquiries.

         TeamStaff has developed a Disbursement Management program that provides processing and payment services for various governmental agencies and organizations in the New York metropolitan area. This program is part of the Payroll Services division. Disbursement Management processing and payment is different from TeamStaff's ordinary human resource outsourcing services. Individual recipients are not employees of the client or TeamStaff. Clients utilizing this program make payments to individuals or entities for the rendering of a variety of services. Ordinarily, these types of payments are made by the client internally through accounts payable or a similar department. The volume, frequency and complexity of these payments frequently drive a client to outsource this type of disbursement.

BRIGHTLANE SUBSIDIARY

         Effective August 31, 2001, TeamStaff acquired BrightLane.com, Inc., a technology company founded in 1999 that provided an online business center. Focusing on the small business segment, BrightLane developed several patent-pending information exchange and transaction oriented software solutions to facilitate access across a variety of essential and Internet deliverable administrative products and services.

         Since the acquisition, BrightLane has applied its core competencies mainly toward internal technology enablement and the integration of various disparate systems in TeamStaff's operating entities. Significant savings and operational efficiencies will be obtained by leveraging BrightLane's experienced technical staff and relationship with a state-of-the-art, highly secure data center to consolidate TeamStaff's numerous legacy operating platforms into the ScorPEO operating platform integrated into Lawson's finance and accounting system. Implementation efforts have begun and the project is anticipated to be complete during fiscal year 2003.

         TeamStaff has leveraged Brightlane's technology and expertise as part of TeamStaff ConnXions, a new online business center for the exclusive use of TeamStaff's client companies and their employees. This service will aggregate the collective buying power of all of TeamStaff's clients to reduce operating expenses and negotiate purchase discounts generally unattainable on an individual basis and is intended to afford TeamStaff an ongoing revenue stream.

         Under the terms of the purchase agreement, TeamStaff acquired all the stock of BrightLane.com through the issuance of 8,066,522 shares of TeamStaff common stock, valued at approximately $41,900,000. TeamStaff also incurred $2,705,000 of certain legal, accounting and investment banking expenses, resulting in a total purchase price of $44,605,000. The acquisition has been accounted for under the purchase method and the results of operations of the acquired company have been included in the statements of income since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition as stated below:

Cash acquired                                                     $   12,325,000
Deferred tax asset                                                     7,400,000
Investment in TeamStaff preferred stock                                3,500,000
Other assets acquired                                                  1,538,000
First Union relationship                                               6,900,000
Tradename                                                                 10,000
Goodwill                                                              12,932,000
                                                                  --------------

Total                                                             $   44,605,000
                                                                  ==============

CUSTOMERS

         TeamStaff's customer base consists of over 3,000 client companies, representing over 46,000 employees (including client employees who receive payroll services and are not considered TeamStaff co-employees) as of September 30, 2002. TeamStaff's client base is broadly distributed throughout a wide variety of industries; however, more than 75% of the customers in the payroll division are in the construction industry and substantially all of the customers of our TeamStaff Rx, Inc. subsidiary are engaged in the healthcare industry.

         TeamStaff intends to maintain diversity within its client base to lower its exposure to downturns or volatility in any particular industry and help insulate it to some extent from general economic cycles. All prospective PEO customers are also evaluated individually on the basis of workers' compensation risk, group medical history, unemployment history and operating stability. No single client in any operating unit constitutes more than 5% of that unit's revenues.

SALES AND MARKETING

         TeamStaff maintains sales and marketing personnel in all of its locations, which currently include New Jersey, New York, Texas, Florida, Georgia, and Massachusetts. Our sales and marketing personnel travel throughout the United States in an effort to expand our business.

         TeamStaff and First Union Corporation (renamed Wachovia), a leading financial services company, have signed, effective August 31, 2001, an agreement to market TeamStaff's professional employer services to Wachovia's small business customers. The agreement calls for a two-year, extendable relationship in which TeamStaff will be an authorized marketer of professional employer services to Wachovia's business banking customers. This agreement presents TeamStaff with a significant opportunity to market its services to Wachovia's extensive customer base of over one million small businesses. At the same time it presents Wachovia an opportunity to offer a comprehensive outsourced human resource package to its clients. Wachovia owns approximately 20% of TeamStaff's stock.

         TeamStaff has also formed a strategic alliance with Fleet Insurance Services, a Fleet Boston Financial company, effective November 1, 2002, to promote TeamStaff's PEO business in the Northeast. Fleet Insurance Services, headquartered in Cranford, New Jersey, is one of the largest regional insurance brokerage firms, with over 300 insurance professionals in 12 offices throughout Connecticut, Delaware, New Jersey, New York and Pennsylvania. Through the alliance, Fleet's insurance professionals will refer their small and mid-sized business clients and prospective clients to TeamStaff's PEO division. Fleet serves thousands of businesses that fit TeamStaff's PEO client profile. Management anticipates that this new relationship will generate substantial additional revenue in its Northeastern market. Fleet's insurance professionals will benefit from the alliance by being able to offer a comprehensive suite of human resource management services to their clients and prospective clients.

COMPETITION

         The PEO industry consists of approximately 800 companies, most of which serve a single market or region. TeamStaff believes that there are several PEOs with annual revenues that exceed $500 million, four of which are publicly traded companies. Management believes, based on industry sources, that the largest PEO, in terms of revenue, is Administaff, Inc., with revenue in excess of $4 billion. TeamStaff considers its primary competition to be these large national and regional PEO providers, as well as the traditional form of employment of employees.

         The payroll services industry is characterized by intense competition. The principal competitive factors are price and service. Management believes that Automatic Data Processing, Inc. and Paychex, Inc., which have purchased PEOs in Florida, are its major competitors. TeamStaff also competes with manual payroll systems sold by numerous companies, as well as other providers of computerized payroll services, including banks, and smaller independent companies. Some companies have in-house computer capability to generate their own payroll documents and reports. The increasing availability of personal computers at low cost may result in additional businesses acquiring such capabilities.

         In TeamStaff's medical staffing business the primary competitors are CompHealth, Aureous, Resources On Call, Cross Country, Inc., AMN Healthcare Services, Inc. and Medical Staffing Network Holdings, Inc.

         TeamStaff competes with these companies by offering customized products, personalized service, competitive prices and specialized personnel to satisfy a client's particular employee requirements. Management believes that its broad scope of human resource management services and its commitment to quality service differentiate it from its competition. Many companies compete in the various segments of the human resource and financial services marketplace. Management believes that its concentration on providing comprehensive outsourcing of human resource management services will set it apart from its competitors. While many of the PEOs entered the industry as a result of workers' compensation or health insurance problems, TeamStaff is establishing itself as a professional employer organization that will assist companies, small and large, with all of their human resource management challenges.

INDUSTRY/GOVERNMENT REGULATION

INTRODUCTION

         TeamStaff's operations are affected by numerous federal and state laws relating to labor, tax and employment matters. By entering into a co-employer relationship with employees who work at client company locations (sometimes referred to as "worksite employees") as part of its PEO business, TeamStaff assumes certain obligations and responsibilities of an employer under these federal and state laws. Many of these federal and state laws were enacted prior to the development of nontraditional employment relationships, such as professional employer organizations, temporary employment, and outsourcing arrangements, and do not specifically address the obligations and responsibilities of nontraditional employers. In addition, the definition of "employer" under these laws is not uniform. Accordingly, the application of these laws to our business cannot be assured.

         Some governmental agencies that regulate employment and labor laws have developed rules that specifically address labor and employment issues raised by the relationship among clients and PEOs. Existing regulations are relatively new and, therefore, their interpretation and application by administrative agencies and federal and state courts are limited or non-existent. The development of additional regulations and interpretations of existing regulations can be expected to evolve over time. The Company cannot predict with certainty the nature or direction of the development of federal, state and local regulations.

         As an employer, TeamStaff is subject to all federal statutes and regulations governing its employer-employee relationships.

FEDERAL AND STATE EMPLOYMENT TAXES

         TeamStaff assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including worksite employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements; (ii) obligations under FICA; and, (iii) obligations under the Federal Unemployment Tax Act.

         Under these statutes, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes. There is still considerable uncertainty as to the status of leased employees in relation to these statutes. While TeamStaff believes that it can assume the client company's withholding obligations, in the TeamStaff fails to meet these obligations, the client company may be held jointly and severally liable for these payments. These interpretive uncertainties may have an impact on our PEO business.

EMPLOYEE BENEFIT PLANS

         TeamStaff offers various employee benefit plans to its full-time employees, including its worksite employees. These plans include a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement, or CODA, under Code
Section 401(k)), a Section 125 plan, group health plans, dental insurance, a group life insurance plan and a group disability insurance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act.

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

         Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." A definitive judicial interpretation of "employer" in the context of a PEO arrangement has not been established, although the Internal Revenue Service released Rev. Proc. 2002-21 on April 24, 2002, to help clarify the ability of PEOs to maintain multiple employer 401(k) plans (like the Company's current active plan) for the benefit of worksite employees. If TeamStaff were found not to be an employer for ERISA purposes, its plans may not comply with ERISA and the level of services TeamStaff could offer may be adversely affected. Further, as a result of such findings, TeamStaff and its plans would not enjoy the preemption of state laws provided by ERISA and could be subject to varying state laws and regulations, as well as to claims based upon state common laws.

         In addition to ERISA and the Code provisions discussed herein, issues related to the relationship between TeamStaff and its worksite employees may also arise under other federal laws, including other federal income tax laws.

IRS ISSUANCE OF REV. PROC. 2002-21

         In April 2002, the IRS issued Rev. Proc. 2002-21. While Rev. Proc. 2002-21 is intended to describe the steps that may be taken to ensure the qualified status of defined contribution retirement plans maintained by PEO's for the benefit of worksite employees, there remain uncertainties regarding the operation and interpretation of that revenue procedure. Under Rev. Proc. 2002-21, if a PEO operates a multiple employer retirement plan in accordance with IRS Code Section 413(c), the IRS will not disqualify the retirement plan solely on the grounds that the plan violates or has violated the exclusive benefit rule. TeamStaff's current, active retirement savings plan is designed, and intended to be operated, in accordance with IRS Code Section 413(c). Rev. Proc. 2002-21 also provides that if a PEO's retirement savings plan is not operated as a multiple employer retirement savings plan, the plan risks disqualification for violation of the exclusive benefit rule unless a PEO either converts the plan to a multiple employer plan or terminates the plan by December 31, 2003 for calendar year plans. TeamStaff also maintains a "frozen" retirement savings plan that is not a multiple employer plan. The Company anticipates that it will terminate the "frozen" plan in accordance with Rev. Proc. 2002-21.

STATE REGULATION

         As an employer, TeamStaff is subject to all statutes and regulations governing the employer-employee relationship. Additionally, several states regulate TeamStaff's PEO, temporary and permanent staffing operations. For example, TeamStaff's PEO activities in the State of Texas are governed by the Staff Leasing Services Licensing Act, which regulates PEOs in the State of Texas. The Act, which became effective on September 1, 1993, established a mandatory licensing scheme for PEOs and expressly recognizes a licensee as the employer of the assigned employee for purposes of the Texas Unemployment Compensation Act and for other purposes. A TeamStaff subsidiary possesses a license to offer PEO services in the State of Texas.

         While many states do not explicitly regulate PEOs, approximately 26 states have passed laws that have licensing, registration or certification requirements for PEOs and other states are considering such regulation. Such laws vary from state to state, but generally provide for monitoring the fiscal responsibility of PEOs. Whether or not a state has licensing, registration or certification requirements, the Company faces a number of other state and local regulations that could impact its operations. TeamStaff and/or a TeamStaff subsidiary is currently licensed, registered or certified in Arkansas, Colorado, Florida, Georgia, Illinois, Kentucky, Louisiana, Maine, Massachusetts, Minnesota, Nevada, New Hampshire, New Jersey, New Mexico, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia and Washington.

         Additionally, an increasing number of states have adopted or are considering adopting licensing or registration requirements that affect TeamStaff's temporary medical staffing and permanent placement business, although fewer states require licensure or registration for TeamStaff's medical staffing business than its PEO business. These license and registration requirements generally provide for an evaluation of the operator's background and integrity and periodic or ongoing monitoring of the medical staffing firm's policies and practices. TeamStaff Rx is licensed or registered for its temporary technical staffing services in the following jurisdictions: Florida, Massachusetts, North Carolina and Rhode Island and has a license application pending in the State of New Jersey. TeamStaff Rx is licensed or registered for its temporary nursing business in California, Kentucky and North Carolina and has license applications pending in Massachusetts and Minnesota. TeamStaff Rx is licensed or registered for its permanent placement business in Massachusetts and North Carolina. We continue to review applicable statutes and regulations and prepare appropriate applications for filing.

INFORMATION AND TECHNOLOGY SYSTEMS

         TeamStaff has recently completed an analysis of various human resource and payroll system vendors, including those that are licensors of TeamStaff's current systems, the purpose of which was to determine which provider would, in TeamStaff's estimation, be able to assist TeamStaff in attaining its goal of consolidating its PEO business onto a single Internet-based platform. TeamStaff has decided to consolidate its PEO business onto the "ScorPEO" software product licensed by F.W. Davison & Company. Three of TeamStaff's current PEO processing centers - Boca Raton, Florida; Houston, Texas; and Northampton, Massachusetts - currently utilize the ScorPEO product. TeamStaff plans to implement F.W. Davison & Company's "ScorPEO Web" application to provide its PEO clients and worksite employee's internet-based self-service capability. The Company anticipates that this consolidation and implementation project will be completed by the close of the second calendar quarter of 2003.

EMPLOYEES

         As of December 31, 2002, TeamStaff employed 282 corporate (non worksite) employees, both full-time and part-time, including executive officers, a decrease from 286 during the previous fiscal year. TeamStaff also employs approximately 16,000 worksite employees (this number excludes payroll services employees) and approximately 700 temporary employees on client assignments. TeamStaff believes its relationship with its employees is satisfactory. None of TeamStaff's corporate employees is covered by a collective bargaining agreement.

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

SAFE HARBOR STATEMENT

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. TeamStaff desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Report on Form 10-K involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks related to recently consummated acquisitions as well as future acquisitions, TeamStaff's ability to increase its revenues and produce net income, effects of competition and technological changes, risks related to exposure to personal injury and workers' compensation claims, risks that TeamStaff's insurers may not provide adequate coverage, risks associated with compliance with government regulations such as ERISA, state and local employment regulations and dependence upon key personnel.

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

WE MAY ACQUIRE ADDITIONAL COMPANIES, WHICH MAY RESULT IN ADVERSE EFFECTS ON OUR EARNINGS.

         We may at times become involved in discussions with potential acquisition candidates. Any acquisition that we may consummate may have an adverse effect on our liquidity and earnings and may be dilutive to our earnings. In the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, our shareholders may experience dilution in their shareholders' equity. We have historically obtained growth through acquisitions of other companies and businesses. Under Statements of Financial Accounting Standards No.141, Business Combinations (SFAS No.141) and No. 142 Goodwill and Other intangible Assets implemented in June 2001, we are required to periodically review goodwill and indefinite life intangible assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management Discussion and Analysis.

OUR FINANCIAL CONDITION MAY BE AFFECTED BY INCREASES IN HEALTH CARE AND WORKERS' COMPENSATION INSURANCE COSTS.

         Health care insurance premiums and workers' compensation insurance coverage comprise a significant part of our PEO operating expenses. Accordingly, we use managed care procedures in an attempt to control these costs. Changes in health care and workers' compensation laws or regulations may result in an increase in our costs and we may not be able to immediately incorporate such increases into the fees charged to clients because of our existing contractual arrangements with clients. As a result, any such increases in these costs could have a material adverse effect on our financial condition, results of operations and liquidity.

OUR FINANCIAL CONDITION MAY BE AFFECTED BY RISKS ASSOCIATED WITH THE HEALTH AND WORKERS' COMPENSATION CLAIMS EXPERIENCE OF OUR CLIENTS.

         Although we utilize only fully insured plans of health care and incur no direct risk of loss under those plans, the premiums that we pay for health care and workers' compensation insurance are directly affected by the claims experience of our clients. If the experience of the clients is unfavorable, the premiums that are payable by us will increase or coverage may become unavailable altogether. We may not be able to pass such increases onto our clients, which may reduce our profit margin. Increasing health care and workers' compensation premiums could also place us at a disadvantage in competing for new clients. In addition, periodic reassessments of workers' compensation claims of prior periods may require an increase or decrease to our reserves, and therefore may also affect our present and future financial condition.

OUR FINANCIAL CONDITION MAY BE AFFECTED BY INCREASES IN HEALTH INSURANCE PREMIUMS, UNEMPLOYMENT TAXES AND WORKERS' COMPENSATION RATES.

         Health insurance premiums state unemployment taxes and workers' compensation rates are in part determined by our claims experience and comprise a significant portion of our direct costs. If we experience a large increase in claim activity, our unemployment taxes, health insurance premiums or workers' compensation insurance rates could increase. Although we employ internal and external risk management procedures in an attempt to manage our claims incidence, estimate claims expenses and structure our benefits contracts to provide as much cost stability as possible, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our clients. Since our ability to incorporate such increases into service fees to our clients is constrained by contractual arrangements with clients, a delay could result before such increases could be reflected in service fees. As a result, such increases could have a material adverse effect on our financial condition or results of operations.

SIGNIFICANT GROWTH THROUGH ACQUISITIONS MAY ADVERSELY AFFECT OUR MANAGEMENT AND OPERATING SYSTEMS.

         We completed three significant acquisitions during the past four calendar years and may continue to pursue a strategy of acquiring compatible businesses in the future. Our growth is making significant demands on our management, operations and resources, including working capital. If we are not able to effectively manage our growth, our business and operations will be materially harmed. To manage growth effectively, we will be required to continue to improve our operational, financial and managerial systems, procedures and controls, and hire and train new employees while managing our current operations and employees. Historically, our cash flow from operations has been insufficient to expand operations. Sufficient capital may not be available in the future.

OUR PAYROLL BUSINESS MAY BE ADVERSELY AFFECTED IF THERE IS AN ECONOMIC DOWNTURN IN THE CONSTRUCTION BUSINESS.

         Although we have expanded our services to a number of industries, our payroll service business continues to rely to a material extent on the construction industry in the greater New York City metropolitan area. During the last fiscal year, construction related business accounted for more than 75% of our payroll service business' total customers. Accordingly, if there is a slowdown in construction activities in this area, it will affect our revenues and profitability. Management believes its reliance on the construction business will continue to decline as its customer base expands and becomes more diversified.

OUR BUSINESS MAY BE ADVERSELY AFFECTED DUE TO ECONOMIC CONDITIONS IN SPECIFIC GEOGRAPHIC MARKETS.

         While we have offices located in seven markets in five different states, the majority of our revenues are derived through our Florida, New Jersey and Texas operations. While we believe that our market diversification will eventually lessen this risk in addition to generating significant revenue growth, we may not be able to duplicate in other markets the revenue growth and operating results experienced in our Florida, New Jersey and Texas markets.

UNFAVORABLE INTERPRETATIONS OF GOVERNMENT LAWS MAY HARM OUR PEO OPERATIONS.

         Our PEO operations are affected by many federal, state and local laws relating to labor, tax, insurance and employment matters and the provision of managed care services. Many of the laws related to the employment relationship were enacted before the development of alternative employment arrangements, such as those that we provide, and do not specifically address the obligations and responsibilities of non-traditional employers. The unfavorable resolution of unsettled interpretive issues concerning our relationship could have a material adverse effect on our results of operations, financial condition and liquidity. Uncertainties arising under the Internal Revenue Code of 1986 include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans we and other alternative employers provide. In addition, new laws and regulations may be enacted with respect to its activities, which may also have a material adverse effect on our business, financial condition, results of operations and liquidity.

IF GOVERNMENT REGULATIONS REGARDING PEOS, TEMPORARY AND PERMANENT STAFFING ARE IMPLEMENTED, OR IF CURRENT REGULATIONS ARE CHANGED, OUR BUSINESS COULD BE HARMED.

         Because many of the laws related to the employment relationship were enacted prior to the development of professional employer organizations and other staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters. By entering into an employment relationship with employees who work at client locations, we assume obligations and responsibilities of an employer under these laws. Uncertainties arising under the Internal Revenue Code of 1986, include, but are not limited to, the qualified tax status and favorable tax status of certain benefit plans provided by our company and other alternative employers. The unfavorable resolution of these unsettled issues could have a material adverse effect on results of operations and financial condition. While many states do not explicitly regulate PEOs, approximately one-half of the states have enacted laws that have licensing; registration or certification requirements for PEOs, and several additional states are considering such laws. Such laws vary from state to state but generally provide for the monitoring of the fiscal responsibility of PEOs and specify the employer responsibilities assumed by PEOs. Additionally, many states require licensure or registration of entities providing temporary health care or nursing services as well as those offering permanent placement services. There can be no assurance that we will be able to comply with any such regulations, which may be imposed upon us now or in the future, and our inability to comply with any such regulations could have a material adverse effect on our results of operations and financial condition. In addition, there can be no assurance that existing laws and regulations which are not currently applicable to us will not be interpreted more broadly in the future to apply to our existing activities or that new laws and regulations will not be enacted with respect to our activities. Either of these changes could have a material adverse effect on our business, financial condition, results of operations and liquidity.

WE MAY NOT BE ABLE TO OBTAIN ALL OF THE LICENSES AND CERTIFICATIONS THAT WE NEED TO OPERATE.

         State authorities extensively regulate the PEO, temporary medical staffing and permanent placement industry and some states require us to satisfy operating, licensing or certification requirements. If we are unable to obtain or maintain all of the required licenses or certifications that we need, we could experience material adverse effects to our results of operations, financial condition and liquidity.

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

IF WE LOSE OUR QUALIFIED STATUS FOR CERTAIN TAX PURPOSES, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

         The Internal Revenue Service established an Employee Leasing Market Segment Group for the purpose of identifying specific compliance issues prevalent in certain segments of the PEO industry. One issue that arose in the course of these reviews is whether PEOs should be considered the employers of worksite employees under Internal Revenue Code provisions applicable to employee benefit plans, which would permit PEOs to offer benefit plans that qualify for favorable tax treatment to worksite employees. If the IRS concludes that PEOs are not employers of worksite employees for purposes of the Internal Revenue Code, we would need to respond to the following adverse implications:

- the tax-qualified status of our 401(k) plan could be revoked and our Cafeteria Plan may lose its favorable tax status;

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

         In such a circumstance, we would face the risk of client dissatisfaction as well as potential litigation, and our financial condition; results of operations and liquidity could be materially adversely affected.

         In April 2002, IRS issued Rev. Proc. 2002-21. While Rev. Proc. 2002-21 is intended to describe the steps that may be taken to insure the qualified status of defined contribution retirement plans maintained by PEOs for the benefit of worksite employees, there remain uncertainties regarding the operation and interpretation of that revenue procedure. Under Rev. Proc. 2002-21, if a PEO operates a multiple employer retirement plan in accordance with IRS Code Section 413(c), the IRS will not disqualify the retirement plan solely on the grounds that the plan violates or has violated the exclusive benefit rule. TeamStaff's current active retirement savings plan is designed, and intended to be operated, in accordance with IRS Code Section 413(c). Rev. Proc. 2002-21 also provides that if a PEO's retirement savings plan is not operated as a multiple employer retirement savings plan, the plan risks disqualification for violation of the exclusive benefit rule unless a PEO either converts the plan to a multiple employer plan or terminates the plan by December 31, 2003 for calendar year plans. TeamStaff also maintains a "frozen" retirement savings plan that is not a multiple employer plan. TeamStaff anticipates that it will terminate the "frozen" plan in accordance with Rev. Proc. 2002-21. If TeamStaff is unable to complete termination of that plan in accordance with Rev. Proc. 2002-21, we could face the risk of client dissatisfaction as well as potential litigation, and our financial condition, results of operations and liquidity could be materially adversely affected.

WE ARE LIABLE FOR THE COSTS OF WORKSITE EMPLOYEE PAYROLL AND BENEFITS AND BEAR THE RISK IF SUCH COSTS EXCEED THE FEES PAYABLE TO US BY OUR CLIENTS.

         Under our standard client service agreement, we become a co-employer of worksite employees and assume the obligations to pay the salaries, wages and related benefit costs and payroll taxes of such worksite employees. We assume these obligations as a principal, not merely as an agent, of the client company. If a client company does not pay us, or if the costs of benefits provided to worksite employees exceeds the fees paid by a client company, our ultimate liability for worksite employee payroll and benefits costs could have a material adverse effect on our financial condition or results of operations. Our obligations include responsibility for

- payment of the salaries and wages for work performed by worksite employees, regardless of whether the client company makes timely payment to us of the associated service fee; and

- periodic reassessments of workers' compensation claims of prior periods may require an increase or decrease to our reserves, and therefore may also affect our present and future financial conditions; and

- providing benefits to worksite employees even if the costs we incur to provide those benefits exceed the fees paid by the client company.

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

         To the extent that TeamStaff extends credit to its clients under its client service agreements, or is liable for employee payroll and related expenses, and the client files for protection under the bankruptcy laws, TeamStaff may be unable to collect the funds owed to it from the client. As a result, TeamStaff may be required to pay payroll and related expenses without reimbursement. In addition, although TeamStaff believes that its client service agreements should be terminable by it once a client enters bankruptcy, there is a risk that a bankruptcy court may not agree and would require TeamStaff to continue to perform services for such client, thereby increasing the risk that TeamStaff would be unable to collect funds from the client. Therefore, the filing for bankruptcy by a significant client, or a number of clients, may have a material adverse effect upon TeamStaff's financial condition.

WE MAY BE HELD LIABLE FOR THE ACTIONS OF OUR CLIENTS AND EMPLOYEES AND THEREFORE INCUR UNFORESEEN LIABILITIES.

         A number of legal issues with respect to the co-employment arrangements among PEOs and temporary staffing firms, their clients and worksite employees remain unresolved. These issues include who bears the ultimate liability for violations of employment and discrimination laws. As a result of our status as a co-employer, we may be liable for violations of these or other laws despite contractual protections. While our client service agreements generally provide that the client is to indemnify us for any liability caused by the client's failure to comply with its contractual obligations and the requirements imposed by law, we may not be able to collect on such a contractual indemnification claim and may then be responsible for satisfying such liabilities. In addition, worksite employees may be deemed to be our agents, which could make us liable for their actions.

OUR STAFFING OF HEALTHCARE PROFESSIONALS EXPOSES US TO POTENTIAL MALPRACTICE LIABILITY.

         Through our TeamStaff Rx subsidiary, we engage in the business of providing temporary healthcare professionals. The placement of such employees increases our potential liability for negligence and professional malpractice of those employees. Although we are covered by Professional Malpractice liability insurance, which we deem reasonable under the circumstances, not all of the potential liability we face will be fully covered by insurance. Any significant adverse claim, which is not covered by insurance, may have a material adverse effect on us.

WE MAY BE LIABLE FOR THE ACTIONS OF PEO WORKSITE EMPLOYEES OR CLIENTS AND OUR INSURANCE POLICIES MAY NOT BE SUFFICIENT TO COVER SUCH LIABILITIES.

         Our PEO client services agreement establishes a contractual division of responsibilities between our company and each client for various human resource matters, including compliance with and liability under various governmental laws and regulations. However, we may be subject to liability for violations of these or other laws despite these contractual provisions, even if we do not participate in such violations. Although such client agreements generally provide that the client indemnify us for any liability attributable to the client's failure to comply with its contractual obligations and to the requirements imposed by law, we may not be able to collect on such a contractual indemnification claim, and thus may be responsible for satisfying such liabilities. In addition, worksite employees may be deemed to be our agents, subjecting us to liability for the actions of such worksite employees. As an employer, we, from time to time, may be subject in the ordinary course of our business to a wide variety of employment-related claims such as claims for injuries, wrongful death, harassment, discrimination, wage and hours violations and other matters. Although we carry $2 million of general liability insurance, with no deductible, and carry $3 million of employment practices liability insurance, with a deductible that varies in accordance with a client's size, there can be no assurance that any such insurance we carry will be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. There also can be no assurance that sufficient insurance will be available to us in the future and, if available, on satisfactory terms. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, then our business and financial condition could be materially adversely affected.

OUR CLIENTS MAY BE HELD LIABLE FOR EMPLOYMENT TAXES, WHICH COULD DISCOURAGE SOME COMPANIES FROM TRANSACTING BUSINESS WITH US.

         Pursuant to the PEO client service agreement, we assume responsibility and liability for the payment of federal employment taxes imposed under the Internal Revenue Code with respect to wages and salaries paid to our worksite employees as well as various state payroll tax obligations. While the client service agreement provides that we have the sole legal responsibility for making these tax contributions, the Internal Revenue Service or applicable state taxing authority could conclude that such liability cannot be completely transferred to us. Accordingly, in the event that we fail to meet our tax withholding and payment obligations, the client company may be held jointly and severally liable. There are essentially three types of federal employment tax obligations:

-        income tax withholding requirements;

-        obligations under the Federal Income Contribution Act; and

-        obligations under the Federal and States Unemployment Tax Acts.

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

IF WE WERE NOT ABLE TO RENEW ALL OF THE INSURANCE PLANS, WHICH COVER WORKSITE EMPLOYEES, OUR BUSINESS WOULD BE ADVERSELY IMPACTED.

         The maintenance of health and workers' compensation insurance plans that cover worksite employees is a significant part of our business. If we were unable to secure such renewal contracts, our business would be adversely affected. The current health and workers' compensation contracts are provided by vendors with whom we have an established relationship and on terms that we believe to be favorable. While we believe that renewal contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.

OUR BUSINESS WILL SUFFER IF OUR SERVICES ARE NOT COMPETITIVE.

         Each of the payroll, temporary employee placement and the professional employer industries are characterized by vigorous competition. Since we compete with numerous entities that have greater resources than us in each of our business lines, our business will suffer if we are not competitive with respect to each of the services we provide. We believe that our major competitors with respect to payroll and tax services are Automatic Data Processing, Inc., Ceridian Corp. and Paychex, Inc. Our major competitors with respect to temporary medical staffing resources are Aureous and Comp Health. Our major competitors with respect to professional employer services are ADP Total Source, Gevity HR and Administaff, Inc. These companies may have greater financial and marketing resources than we. We also compete with manual payroll systems and computerized payroll services provided by banks, and smaller independent companies.

IF WE CANNOT OBTAIN SUFFICIENT LEVELS OF TEMPORARY EMPLOYEES, OUR BUSINESS MAY BE AFFECTED.

         TeamStaff Rx is a temporary employment agency, which depends on a pool of qualified temporary employees willing to accept assignments for our clients. Its business is materially dependent upon the continued availability of such qualified medical temporary personnel. Our inability to secure temporary medical personnel would have a material adverse effect on our business.

OUR CLIENT AGREEMENTS ARE TERMINABLE AND IF A SIGNIFICANT NUMBER OF CLIENTS DO NOT RENEW THEIR CONTRACTS, OUR BUSINESS MAY SUFFER.

         Our standard PEO client agreement provides for successive one-year terms, subject to termination by us or by the client upon 60 days' written notice prior to the expiration of the then-current one-year term. A significant number of terminations by clients could have a material adverse effect on our financial condition, results of operations and liquidity.

IF WE ARE UNABLE TO RENEW OR REPLACE CLIENT COMPANIES, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE ADVERSELY AFFECTED.

         Our standard PEO client service agreement is subject to non-renewal on 60 days notice by either us or the client. Accordingly, the nature of the client service agreement makes us vulnerable to potential cancellations by existing clients, which could materially and adversely affect our financial condition and results of operations. In addition, our results of operations are dependent in part upon our ability to retain or replace our client companies upon the termination or cancellation of the client service agreement. Clients may determine to cancel their relationship with us for numerous reasons, including economic factors. It is possible that the number of contract cancellations will increase in the future.

SINCE WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK, YOU CANNOT EXPECT DIVIDEND INCOME FROM AN INVESTMENT IN OUR COMMON STOCK.

         We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Future potential lenders may prohibit us from paying dividends without its prior consent. Therefore, holders of our common stock may not receive any dividends on their investment in us. Earnings, if any, will be retained and used to finance the development and expansion of our business.

WE HAVE OUTSTANDING SHARES OF RESTRICTED STOCK, WHICH IF SOLD IN THE OPEN MARKET, MAY ADVERSELY AFFECT ITS STOCK PRICE.

         Of the 15,771,986 shares outstanding as of February 3, 2003, the Company has outstanding 6,125,764 shares, which may be deemed "restricted stock." All of these "restricted shares" are presently eligible for resale under Rule 144 or in connection with registration statements that have been filed by the Company to allow for the resale of the securities. These restricted shares include the 3,334,117 shares owned by Wachovia (First Union Private Capital) and the 2,256,488 shares owned by Nationwide Insurance, both of which acquired the shares in connection with TeamStaff's acquisition of BrightLane in August, 2001. Possible or actual sales of the Company's common stock by its present shareholders under Rule 144 or registration statements may have a depressing effect on the price of the TeamStaff's common stock in the open market.

WE MAY ISSUE PREFERRED STOCK WITH RIGHTS SENIOR TO OUR COMMON STOCK, WHICH MAY ADVERSELY IMPACT THE VOTING AND OTHER RIGHTS OF THE HOLDERS OF OUR COMMON STOCK.

         Our certificate of incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which would adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. Although we have no present intention to issue any shares of our preferred stock, in order to discourage or delay a change of control of our company, we may do so in the future. In addition, we may determine to issue preferred stock in connection with capital raising efforts.

ANTI-TAKEOVER PROVISIONS IN OUR ARTICLES OF INCORPORATION MAKE A CHANGE IN CONTROL OF OUR COMPANY MORE DIFFICULT.

         The provisions of our articles of incorporation and the New Jersey Business Corporation Act, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors might be willing to pay in the future for our common stock. Among other things, these provisions:

-        require certain supermajority votes;

- establish certain advance notice procedures for nomination of candidates for election as directors and for shareholders' proposals to be considered at shareholders' meetings; and

- divide the board of directors into three classes of directors serving staggered three-year terms.

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

ITEM 2.  PROPERTIES

OPERATION AND FACILITIES

         TeamStaff currently has processing centers in Somerset, New Jersey; Houston, Texas; Northampton, Massachusetts; and Clearwater and Boca Raton, Florida. TeamStaff also has sales service centers that are located in New York, New York; Somerset, New Jersey; Clearwater and Boca Raton Florida; Alpharetta, Georgia; Houston, Texas; and Woburn and Northampton, Massachusetts. A sales service center is an office used primarily or partially for sales efforts and client services.

         TeamStaff leases its 19,883 square foot corporate headquarters in Somerset, New Jersey, as well as offices in Clearwater and Boca Raton, Florida; Alpharetta, Georgia; Houston, Texas; New York City; and Woburn and Northampton, Massachusetts. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2002, TeamStaff's total lease expenses were $1,796,000.

         Although TeamStaff's offices are equipped with various software and computer systems, TeamStaff is currently evaluating all systems including hardware and will upgrade accordingly.

         The following is summary information on TeamStaff's facilities:

                                    APPROXIMATE             EXPIRATION
                                    -----------             ----------
LOCATION                            SQUARE FEET                DATE                  TERMS
--------                            -----------                ----                  -----
2 Northpoint Drive                     4,610                  7/31/04           $ 7,107 per month
Suite 760
Houston, TX

1901 Ulmerton Road                    32,405                  5/31/05           $ 60,652 per month
Suite 800/450
Clearwater, FL

Corporate Headquarters                15,244                  9/30/07           $ 26,677 per month
300 Atrium Drive
Somerset, NJ

Corporate Headquarters                 4,639                  5/30/04           $  5,000 per month
300 Atrium Drive
Somerset, NJ

245 Fifth Avenue, Suite 701            3,560                  7/31/06           $ 12,502 per month
New York, NY

2650 N. Military Trail                10,823                  7/31/07           $ 12,176 per month
Suite 300
Boca Raton, FL 33431

800 West Cummings Park                 1,900                  9/14/05           $ 4,533 per month
Suite 1500
Woburn, MA

3650 Mansell Road                     11,848                 11/15/04           $ 22,848 per month
Suite 200
Alpharetta, GA

136 West Street                        3,148                  9/30/05           $ 2,890 per month
Northampton, MA

ITEM 3.  LEGAL PROCEEDINGS

         In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the Sellers), which were acquired by TeamStaff in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, TeamStaff entered into a settlement agreement with the Sellers. Under the settlement agreement, the Sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $540,000 and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled and TeamStaff agreed to release 29,915 escrow shares to the Sellers. TeamStaff retains 75,000 shares in escrow to provide security for the Seller's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment in the last fiscal year for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the Sellers.

         TeamStaff's subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. TeamStaff and BrightLane intend to defend themselves vigorously in this matter and believes that they have meritorious and valid defenses to plaintiff's claims. In addition, the former shareholders of BrightLane have placed approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $300,000 threshold. In the event the threshold is reached, some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10/share. It is possible that an award in favor of Atomic Fusion would result in monetary damages against TeamStaff, which could not be recovered under the indemnification provisions because cancellation of the shares in escrow is the sole method of satisfying these indemnification obligations.

         As a commercial enterprise and employer and in connection with its businesses as a professional employer organization, payroll services and temporary and permanent staffing, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employee suits, workers' compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its PEO clients for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, TeamStaff may be subject to liability.

         TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff's financial conditions or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted to shareholders in the fourth fiscal quarter 2002.

                                     PART II

ITEM 5. MARKET OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.       PRINCIPAL MARKET

         TeamStaff's Common Stock is traded in the over-the-counter market and included in the National Market System of the National Association of Securities Dealers, Inc. ("NASDAQ") under the symbol "TSTF." Effective June 2, 2000 TeamStaff effected a reverse stock split at a rate of one (1) new share for each existing 3.5 shares of TeamStaff common stock. All common shares and per share amounts reflected in this report in the accompanying financial statements have been adjusted retroactively to affect the reverse stock split. TeamStaff started trading on the National Market in June 2001. Prior to that date, TeamStaff was trading on the SmallCap market system.

B.       MARKET INFORMATION

         The range of high and low sales prices for TeamStaff's Common Stock for the periods indicated below are:

COMMON STOCK

FISCAL YEAR 2000                         HIGH              LOW
----------------                         ----              ---
1st Quarter                             $ 5.03           $ 2.62
2nd Quarter                               7.66             4.38
3rd Quarter                               7.33             3.50
4th Quarter                               3.81             2.25

FISCAL YEAR 2001                         HIGH              LOW
-----------------                        ----              ---
1st Quarter                               6.12             2.41
2nd Quarter                               6.19             4.50
3rd Quarter                               8.69             4.59
4th Quarter                              10.34             5.75

FISCAL YEAR 2002                          HIGH             LOW
-----------------                         ----             ---
1st Quarter                               7.49             5.16
2nd Quarter                               6.35             3.88
3rd Quarter                               6.85             4.60
4th Quarter                               7.64             2.66

FISCAL YEAR 2003                          HIGH              LOW
----------------                          ----              ---
1st Quarter                               4.05              2.47

         The above quotations, reported by NASDAQ, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On February 3, 2003, TeamStaff's Common Stock had a closing price of $3.07 per share.

         On January 16, 2003, TeamStaff received notice from the NASDAQ Stock Market that an "E" would be appended to its symbol at the opening of business on January 21, 2003 due to the belated filing of TeamStaff's annual report on Form 10-K for fiscal year 2002. NASDAQ further advised TeamStaff that its Common Stock would be delisted from trading on the NASDAQ National Market at the opening of business on January 27, 2003 unless TeamStaff requested a hearing before the NASDAQ Stock Market. TeamStaff requested and was granted a hearing before a NASDAQ panel, which will be held on February 14, 2003. Any potential action on the listing of its stock will be postponed until a decision of the panel has been reached. TeamStaff anticipates that the NASDAQ panel will reach a decision shortly after the hearing. There can be no assurance that NASDAQ will agree to continue the listing of TeamStaff common stock.

C.       DIVIDENDS

         TeamStaff has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

D.       APPROXIMATED NUMBER OF EQUITY SECURITY HOLDERS

         Effective August 31, 2001, TeamStaff acquired all of the capital stock of BrightLane. As contemplated under the agreements governing the transaction, TeamStaff agreed to issue 8,216,522 shares of its Common Stock in exchange for all of the outstanding capital stock of BrightLane. The issuance of 8,216,522 shares includes the issuance of 158,000 shares into escrow to provide for potential indemnification to TeamStaff for claims against Brightlane covered by the acquisition agreements and is before deduction for fractional shares, which were paid in cash. As of February 3, 2003, not all of the BrightLane shareholders had submitted their capital stock for exchange.

         As of February 3, 2003, there were 15,771,986 shares outstanding held of record by 301 persons. TeamStaff believes it has approximately 2,900 beneficial owners of its common stock.

E.       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         TeamStaff has five equity compensation plans, all of which were approved by its Board of Directors and its shareholders. There are no equity based plans, which have not been approved by shareholders. All option grants made to executive officers and directors, including those to the Chief Executive Officer under employment agreements, are made under the plans referenced below. The stock option plans under which options are outstanding are:

         The 1990 Employee Stock Option Plan
         The 1990 Non-Executive Director Option Plan
         The 1990 Senior Management Plan
         The 2000 Employee Stock Option Plan
         The 2000 Non-Executive Director Option Plan

Options are no longer being issued under the 1990 Employee Stock Option Plan, the 1990 Non-Executive Director Option Plan or the 1990 Senior Management Plan and no options were issued under these plans during the fiscal years ended September 30, 2001 or 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

---------------------------------------------------------------------------------------------------------------------
                                                                                          NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                NUMBER OF SECURITIES TO      WEIGHED AVERAGE EXERCISE     FUTURE ISSUANCES UNDER
                                BE ISSUED UPON EXERCISE      PRICE OF OUTSTANDING         EQUITY COMPENSATION PLANS
                                OF OUTSTANDING OPTIONS,      OPTIONS, WARRANTS AND        (EXCLUDING SECURITIES
PLAN CATEGORY                   WARRANTS AND RIGHTS          RIGHTS                       REFLECTED IN COLUMN (a))
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans              1,098,926                    $   4.97                       904,106
Approved by Security Holders

----------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans Not                  0                           0                             0
Approved by Security Holders
----------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

                                                             2001(3)
                                            2002(4)        As Restated        2000(2)           1999(1)            1998
                                   ----------------------------------------------------------------------------------------
Revenues                                 $665,965,000     $649,727,000      $447,743,000     $244,830,000      $139,435,000

Direct Expenses                           632,320,000      621,630,000       426,987,000      228,294,000       129,747,000

Gross Profit                               33,645,000       28,097,000        20,756,000       16,536,000         9,688,000

Selling, General & Administrative
Expenses (includes Depreciation
and Amortization)                          29,734,000       24,819,000        18,338,000       13,305,000         8,050,000

Income From Operations                      3,911,000        3,278,000         2,418,000        3,231,000         1,638,000

Income Before Extraordinary Item            3,075,000        1,702,000           951,000        1,776,000         2,703,000

Extraordinary Item Net of Tax                       -         (354,000)                -                -                 -

Net Income                               $  3,075,000     $  1,348,000      $    951,000     $  1,776,000      $  2,703,000

Earnings per share - Basic

Income before extraordinary item         $        .19     $        .20      $        .12     $        .25      $        .49

Extraordinary item                                  -             (.04)                -                -                 -

Net Income                               $        .19     $        .16      $        .12     $        .25      $        .49

Earnings per share - Diluted

Income before extraordinary item         $        .19     $        .19      $        .12     $        .25      $        .49

Extraordinary item                                  -             (.04)                -                -                 -

Net Income                               $        .19     $        .15      $        .12     $        .25      $        .49

Weighed average shares outstanding:
     Basic                                 16,013,546        8,693,243         7,954,176        7,127,806         5,506,256

     Diluted                               16,183,466        8,907,282         7,990,912        7,145,390         5,543,799

BALANCE SHEET DATA:

Assets                                   $ 93,966,000     $ 91,860,000      $49,514,000      $36,382,000       $ 16,648,000

Liabilities                                29,227,000       30,717,000        31,455,000       19,417,000         8,774,000

Long-Term Liabilities                       1,418,000        1,197,000         6,222,000        4,502,000         2,981,000

Working Capital                            15,976,000       12,740,000         3,065,000        2,968,000         3,319,000

Shareholders' Equity                     $ 64,739,000     $ 61,143,000      $ 18,059,000     $ 16,965,000      $  7,874,000

         (1) On January 25, 1999, the Company acquired 10 entities operating under the tradename "TeamStaff Companies" through the issuance of 2,352,381 shares of our common stock and $3.2 million in cash in exchange for all capital stock of the TeamStaff Companies and for the repayment of debt.

         (2) On April 8, 2000, the Company acquired the assets of the Synadyne division of Outsource International, Inc. for $3,500,000.

         (3) On August 31, 2001, the Company acquired BrightLane through the issuance of approximately 8,066,522 shares of our common stock for all capital stock of BrightLane.

         (4) On January 2, 2002, the Company acquired the assets of Corporate Staffing Concepts, LLC for a down payment of $275,000 and an earnout payment on January 10, 2003, of $250,000 in cash and 27,500 shares of TeamStaff common stock.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING AND CAUTIONARY STATEMENTS

         Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are managements best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with risks undertaken in connection with acquisitions, risks from potential workers' compensation claims, increased insurance costs and required payments, risks from employer/employee related suits such as discrimination or wrongful termination, risks associated with payroll and employee related taxes which may require unanticipated payments by TeamStaff, liabilities associated with TeamStaff's status under certain federal and state employment laws as a co-employer, effects of competition, TeamStaff's ability to implement its internet based business and technological changes, and dependence upon key personnel.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each.

REVENUE RECOGNITION

         TeamStaff operates three different lines of business from which it derives substantially all of its revenue: medical staffing, professional employer organization (PEO) and payroll services.

         The medical staffing revenue is recognized as service is rendered. TeamStaff Rx bills its clients based on an hourly rate. The hourly rate is intended to cover direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally, included in revenue related to medical staffing are commissions from permanent placements. Commissions from permanent placements result from the successful placement of a medical employee to a customer's workforce as a permanent employee.

         PEO revenue is recognized as service is rendered. The PEO revenue consists of charges by TeamStaff for the wages and employer payroll taxes of the worksite employees, the administrative service fee, workers' compensation charges, and the health and retirement benefits provided to the worksite employees. These charges are invoiced to the client at the time of each periodic payroll. TeamStaff negotiates the pricing for its various services on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client's workers' compensation experience, the type of client business and the required resources to service the account, among other factors. Because the pricing is negotiated separately with each client and varies according to circumstances, TeamStaff's revenue, and therefore its gross margin, will fluctuate based on TeamStaff's client mix.

         The payroll services revenue is recognized as service is rendered and consists primarily of administrative service fees charged to clients for the processing of paychecks as well as preparing quarterly and annual payroll related reports and tax services.

         In accordance with Emerging Issues Task Force No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," TeamStaff recognizes all amounts billed to its PEO and medical staffing customers as gross revenue because TeamStaff is at risk for the payment of its direct costs, whether or not its customers pay TeamStaff on a timely basis or at all. TeamStaff assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees, and employer of its medical employees, and therefore, is deemed to be a principal in regard to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by worksite and medical employees which have not yet been billed to the customer as of the end of the accounting period.

         Direct costs of services are reflected in TeamStaff's Statement of Income as "direct expenses" and are reflective of the type of revenue being generated. PEO direct costs of revenue include wages paid to worksite employees, employment related taxes, costs of health and welfare benefit plans, and workers' compensation insurance costs. Direct costs of the medical staffing business include wages, employment related taxes and reimbursable expenses. Payroll services' direct costs includes salaries and supplies associated with the processing of the payroll service.

GOODWILL AND INTANGIBLE ASSETS

         Beginning October 1, 2001, with the adoption of Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, TeamStaff no longer amortizes goodwill or indefinite life intangible assets. Based upon the new standard, TeamStaff will review its goodwill and other intangible assets for possible impairment or loss of value. TeamStaff determined that no impairment of goodwill or intangible assets existed as of the date of adoption or for the fiscal year ended September 30, 2002.

WORKERS' COMPENSATION

         As of March 22, 2002, TeamStaff's insurance provider is Zurich American Insurance Company and the program is managed by Cedar Hill Insurance Agency, Inc. This policy covers its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation to non-employees of TeamStaff.

         The Zurich program covers the period March 22, 2002 through April 1, 2003, inclusive. The program contains a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the program is paid on a monthly basis based on estimated payroll for the year and is subject to a year-end audit. The Zurich deductible program is collateralized by a letter of credit, inuring to the benefit of Zurich American Insurance Company, and cash held in a trust account with a third party. The letter of credit for $4,150,000 has been secured through Fleet National Bank, as part of TeamStaff's line of credit Payments will be made to the trust on a monthly basis based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Payments to the trust may be adjusted from time to time based on program experience. Claims handling services are provided by a third party administrator assigned by Cedar Hill. Additionally, TeamStaff has outsourced its underwriting and program management for the Zurich program to Cedar Hill Insurance Agency, Inc. and The Hobbs Group, the Company's workers' compensation insurance broker. At September 30, 2002, the Company has a prepaid current asset of $2,341,000 for the premium and the prepayments made to the trust.

         TeamStaff's primary workers' compensation insurance provider from January 22, 2001 through March 21, 2002, was Continental Assurance (CNA). This policy covered its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments.

         The CNA policy originally covered the period from January 22, 2001, through January 21, 2002, but was extended to March 21, 2002. It was a large deductible program ($250,000 for each claim) with a maximum liability cap. The premium for the policy was paid monthly based upon estimated payroll for the year and was subject to a year-end audit by the provider. TeamStaff also maintained a separate policy insuring a portion of the maximum deductible cap, which it may be required to pay if claims exceed a determined number. The policy, including the extension, insures payment of the maximum cap in excess of the first
$2,093,000, which TeamStaff pays, up to $8,663,000. Once the $8,663,000 is exceeded, TeamStaff pays 89.5% of paid claims up to $12,133,000. If the claims and fixed costs under the policy are less than the amounts TeamStaff paid, plus investment returns thereon, the insurer will refund the difference to TeamStaff.

         As part of the two-month extension, which was negotiated in January 2002, TeamStaff was required to pay $495,000, which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, TeamStaff had received a release for those periods from CNA in January 2001, when TeamStaff accepted CNA as its new insurance carrier. TeamStaff has denied CNA's claim and to date, has received $224,000 back from the original $495,000 payment. It is TeamStaff's belief that the remaining funds, as well as certain policy issuance charges, should be returned as well. Should TeamStaff be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, TeamStaff has a liability on its books for the estimated claims for the two-month extension, which exceeds the $271,000 disputed amount. Accordingly, TeamStaff plans to offset this amount from any monies owed CNA. On January 27, 2003, the Company filed a complaint of unfair or deceptive acts or practices in the business of insurance against CNA with the New Jersey Division of Insurance.

         TeamStaff maintained a separate policy for certain of the business of its subsidiary, HR2, Inc., which had provided that TeamStaff was only responsible for the audited premium for each policy period. This policy ended on December 31, 2001. From January 1, 2002 through March 21, 2002, these employees were covered under the CNA policy.

         On August 7, 2002, TeamStaff entered into an agreement with a prior workers' compensation and employer's liability insurance carrier fully and finally settling all loss and expense charges for four years of coverage, from 1996 to 2000, through the insurance carrier in exchange for an immediate payment by TeamStaff. Pursuant to the agreement, the insurance carrier agreed that no more recalculations would be done for any of TeamStaff's workers' compensation programs with the carrier. As a result of the final adjustment, TeamStaff reduced its reserve for workers' compensation, which resulted in a decrease in direct expenses of $2,661,000.

         TeamStaff records in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed claims plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the TeamStaff's insurers, internal analysis and its insurance broker. TeamStaff's internal analysis includes quarterly review of open claims and review of historical claims related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate claims, future adjustments may be necessary based on actual claims. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments, as well as the interest earned on TeamStaff's prepayments, TeamStaff relies on actuarial tables to estimate its ultimate expense.

         TeamStaff's clients are billed at fixed rates, which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation, which are based upon TeamStaff's assessment of the costs of providing workers' compensation to the client. If TeamStaff's costs for workers' compensation for the workers' compensation policy year are greater than the costs that are included in the client's contractual rate, TeamStaff is unable to recover these excess charges from the clients. TeamStaff reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only and may do so when its workers' compensation policy is renewed or when workers' compensation rates are increased by state agencies.

         As of September 30, 2002, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. However, since these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

EMPLOYEE PENSION PLAN

         Effective October 1, 2000, TeamStaff adopted a non-qualified, supplemental executive retirement plan. As of September 30, 2002, only two officers were covered under the SERP plan. TeamStaff records annual amounts relating to this plan in accordance with calculations which include various actuarial assumptions, such as discount rates and assumed rates of return. TeamStaff reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so.

DEFERRED TAXES

         TeamStaff accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay its service fees. The Company believes that the success of its PEO business is heavily dependent on its ability to collect these service fees for several reasons, including (i) the large volume and dollar amount of transactions processed by the Company,
(ii) the periodic and recurring nature of payroll, upon which the service fees are based, and (iii) the fact that the Company is at risk for the payment of its direct costs regardless of whether its clients pay their service fees. To mitigate this risk, the Company has established very tight credit policies. The Company generally requires its clients to pay their service fees no later than one day prior to the applicable payroll date. In addition, the Company maintains the right to terminate its Client Service Agreement and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client's financial position or upon nonpayment by a client. As a result of these efforts, the outstanding balance of accounts receivable and subsequent losses related to customer nonpayment have historically been very low as a percentage of revenues. However, if the financial condition of the Company's customers were to deteriorate rapidly, resulting in nonpayment, the Company's accounts receivable balances could grow and the Company could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

FISCAL YEAR 2002 AS COMPARED TO FISCAL YEAR 2001 AS RESTATED

         The results below reflect a restatement of the balance sheet and statement of income for the September 30, 2001 fiscal year end. As discussed in
Note 12 of the financial statements included in this Form 10-K, the restatement has been required in order to properly reflect certain footnote disclosures and adjustments regarding the Company's supplemental executive retirement plan adopted on October 1, 2000.

         TeamStaff's revenues for the fiscal years ended September 30, 2002 and 2001 were $665,965,000 and $649,727,000 respectively, which represents an increase of $16,238,000 or 2.5%. While our Medical Staffing business continued its strong growth, growing $10,419,000, or 16.2%, over last year, PEO revenues grew $5,477,000, or 0.9%, over the same period last year. The modest growth in revenue in PEO is principally the result of two factors: the sale of our El Paso based PEO business in September 2001 and the loss of a major customer. In fiscal 2001, the El Paso business accounted for approximately $27,700,000 in PEO revenue. In addition, a large customer in our Boca Raton, Florida PEO region filed for bankruptcy protection in the fourth quarter of fiscal 2001 and we ceased providing services to the entity effective in July 2001. This resulted in a loss in revenue of approximately $23,900,000. Our PEO revenue growth is also being affected in part by the program, begun in the second fiscal quarter of 2002, to review the profitability of all PEO clients and effect price increases where appropriate to meet a targeted level of profitability. This loss in business was somewhat offset by revenue generated by our acquisition of the assets of Corporate Staffing Concepts in January of 2002, which generated revenue of $17.9 million.

         Direct expenses were $632,320,000 for the fiscal year ended September 30, 2002 and $621,630,000 for the comparable period last year, representing an increase of $10,690,000 or 1.7%. As a percentage of revenue, direct expenses for 2002 and 2001 were 95.0% and 95.7%, respectively. This decrease is due primarily to the settlement of approximately four years of workers' compensation programs with one of our former insurance carriers resulting in a reduction of direct expense by $2,661,000. In addition, the Medical Staffing business made up a larger percentage of TeamStaff's consolidated revenue this year versus fiscal 2001, with its lower direct expenses as a percentage of its revenue. In the fiscal year ended September 30, 2002, the Medical Staffing business made up 11.2% of TeamStaff's consolidated revenue versus 9.9% in the fiscal year ended September 30, 2001.

         Included in fiscal 2002 direct expenses is a charge of approximately $760,000, incurred in the fourth fiscal quarter, to increase the workers' compensation reserves for the CNA policy period from January 22, 2001 to March 21, 2002. In the third fiscal quarter ended June 30, 2002,TeamStaff took a $200,000 charge to increase its workers' compensation reserves for the same policy period. At that time, we believed that TeamStaff's reserves for this policy period were adequate to cover future loss development. However, in the fourth fiscal quarter, we determined that CNA had not been reflecting actual losses from claims on its monthly reports on a timely basis. As a result, based upon the loss runs received from CNA in the fourth calendar quarter, TeamStaff was required to increase its reserves to cover the more current exposure. We have attempted, unsuccessfully, to get any response from CNA management to resolve this issue. On January 27, 2003, TeamStaff filed a complaint of unfair or deceptive acts or practices in the business of insurance against CNA with the New Jersey Division of Insurance. Although TeamStaff has increased its workers' compensation loss reserves to reflect this potential liability, we presently do not plan to fund the losses until the matter is resolved with CNA. In the fiscal year ended September 30, 2001, TeamStaff recorded a $582,000 workers' compensation charge to increase our workers' compensation reserve for the policy period covering August 1, 1999 to January 21, 2001. This coverage was with another insurer with whom TeamStaff settled all liability for future adjustments in August 2002.

         Gross profit was $33,645,000 and $28,097,000 for the fiscal years ended September 30, 2002 and 2001, respectively, representing an increase of $5,548,000 or 19.8%. Gross profit, as a percentage of revenue, was 5.1% and 4.3% for the fiscal years ended September 30, 2002 and 2001, respectively. The increase in the gross profit percentage is primarily due to the $2,661,000 insurance settlement previously mentioned offset by the $960,000 charge mentioned above, the continued growth in the Medical Staffing business and the increased profitability in the PEO business. As previously stated, TeamStaff reflected a $582,000 workers' compensation charge in the third fiscal quarter of 2001, to increase reserves to the maximum limit for the policy periods from August 1, 1999 through January 21, 2001 based upon the increased development of incurred losses.

         Selling, general and administrative (SG&A) expenses for the fiscal years ended September 30, 2002 and 2001 were $28,321,000 and $23,395,000, respectively, representing an increase of $4,926,000 or 21.1%. As a percentage of revenue, SG&A expenses increased to 4.3% in the fiscal year ended September 30, 2002 versus 3.6% in the fiscal year ended September 30, 2001. Of this increase, $1,815,000 was due to the acquisition of BrightLane, while $352,000 was due to the acquisition of certain assets from Corporate Staffing Concepts LLC . The SG&A expenses in the Medical Staffing business grew by $1,135,000, in order to support its growing business. Corporate overhead grew by $2,035,000 which was mainly due to: $159,000 in acquisition costs incurred in two aborted PEO acquisition efforts; $400,000 in staff additions; $175,000 due to a bonus given to the Chief Executive Officer upon the successful negotiation of TeamStaff's new workers' compensation policy; $240,000 due to investment banking fees and related costs incurred with respect to the analysis of strategic alternatives associated with the Medical Staffing business; $283,000 in higher corporate insurance associated with the growth of TeamStaff as well as due to much higher rate increases throughout the insurance market; and $329,000 in costs associated with TeamStaff's year-end accounting issues associated with the restatement of 2001 and the hiring of new auditors. Excluding the SG&A expenses from the acquisition of Corporate Staffing Concepts, PEO SG&A expenses were $389,000 lower than last year.

         Depreciation and amortization for the fiscal years ended September 30, 2002 and 2001 were $1,413,000 and $1,424,000, respectively, representing a decrease of $11,000 or 0.8%. As a result of implementing SFAS No.142 as of October 1, 2001, TeamStaff has ceased amortizing any indefinite life intangible assets and goodwill. In the fiscal year ended September 30, 2001, we amortized $948,000 in intangible assets and goodwill. This decrease was substantially offset by depreciation expense from the software and hardware acquired in the BrightLane transaction.

         Interest and other income for the fiscal years ended September 30, 2002 and 2001 were $1,117,000 and $959,000, respectively, representing an increase of $158,000 or 16.5%. Of this increase, $218,000 relates to increased late payment fee income in the Medical Staffing business, and $60,000 reflects the referral fees TeamStaff is receiving as a result of the referral to a third party of certain of the former Medical Staffing business when we closed our Houston Medical Staffing service office in April 2002. This was reduced somewhat by lower interest rates on overnight investments.

         Interest and other expense were $168,000 in the fiscal year ended September 30, 2002 as compared to $1,274,000 in fiscal year ended September 30, 2001, representing a decrease of $1,106,000 or 86.8%. These decreases were due to the retirement of our debt facility with FINOVA Capital effected August 31, 2001.

         Income tax expense, before the impact of an extraordinary item, for the fiscal year ended September 30, 2002 was $1,785,000 versus $1,261,000 fiscal 2001. The fiscal 2002 and 2001 income tax expenses were reduced by $239,000 and $218,000, respectively, in tax credits that are available to us. TeamStaff's effective tax rate was 36.7% and 42.6% for the fiscal years ended September 30, 2002 and 2001, respectively. The decrease in the effective tax rate relates primarily to non-deductible goodwill, which, as of October 1, 2001, is no longer amortized as a result of implementing SFAS No. 142.

         Income before extraordinary item for the fiscal years ended September 30, 2002 and 2001 were $3,075,000 and $1,702,000, respectively, representing an increase of $1,373,000 or 80.7%. As mentioned above, this favorable improvement was due to the favorable settlement of workers' compensation claims offset by an increase in our CNA workers' compensation reserves. In addition, TeamStaff incurred additional one-time selling, general and administrative costs as discussed above. All business units' profitability increased over last year as reported in TeamStaff's Segment Reporting disclosure.

         The extraordinary item net of taxes pertains to the unamortized financing costs and fees, associated with the FINOVA loans, written off when these loans were retired early in April and August 2001. These loans had a remaining life at the time of payment of approximately two years (April 2003).

         Net income for the fiscal year ended September 30, 2002 was $3,075,000, or $0.19 per fully diluted share, as compared to $1,348,000, or $0.15 per fully diluted share, for the fiscal year ended September 30, 2001.

FISCAL YEAR 2001 AS RESTATED AS COMPARED TO FISCAL YEAR 2000

         The results below reflect a restatement of the balance sheet and statement of income for the September 30, 2001 fiscal year end. As discussed in
Note 12 in the financial statements included in this Form 10-K, the restatement has been required in order to properly reflect certain footnote disclosures and adjustments regarding the Company's supplemental executive retirement plan adopted on October 1, 2000.

         Our revenues for the fiscal year ended September 30, 2001 were $649,727,000 as compared to fiscal year 2000 of $447,743,000, which represents an increase of $201,984,000 or 45.1%. Driving this growth was the performance of our "TeamStaff SB" division (formerly operated as the "Synadyne" division) and our HR2 subsidiary that were acquired in April and October 2000, respectively, and therefore not fully included in the prior year's figures. These two acquisitions accounted for $111,932,000 and $37,206,000 of the revenue growth for the year. Internal growth accounted for the remaining $52,846,000 increase in revenue, representing an increase of 11.8% over fiscal 2000. Our TeamStaff Rx division accounted for $22,000,000 of this growth increase and again experienced a strong year.

         Direct expenses for fiscal 2001 were $621,630,000 as compared to $426,987,000 for fiscal 2000, which represents an increase of $194,643,000 or 45.6%, in line with our revenue growth. As a percentage of revenue, direct expenses for the fiscal years 2001 and 2000 were 95.7% and 95.4% respectively.

         Gross profits were $28,097,000 and $20,756,000 for fiscal years 2001 and 2000, respectively, representing an increase of $7,341,000 or 35.4%. Gross profits, as a percentage of revenue, were 4.3% and 4.6% for the fiscal years 2001 and 2000, respectively. Workers' compensation profit increased slightly over last year, despite recording a $582,000 charge in this year's third fiscal quarter to increase our loss reserves to the maximum liability for the policy periods ending July 31, 2000 and January 21, 2001. Additionally, due to administrative challenges and difficulties associated with multiple software platforms, we failed to terminate benefit coverage for worksite employees of the PEO operations on a timely basis. This resulted in unrecoverable benefit losses of approximately $500,000.

         Selling, general and administrative expenses ("SG&A") for fiscal 2001 increased $6,390,000, or 37.6%.

This increase is attributed to the Synadyne acquisition ($2,544,000), the HR2 acquisition ($683,000), the BrightLane acquisition ($288,000), the $142,000 in expenses incurred in an aborted acquisition and the $72,000 in costs incurred in our listing with the Nasdaq National Market. After adjusting for these aforementioned increases, SG&A increased $2,661,000, or 15.7% over the same period last year. Of this increase, $1,172,000 was due to our medical staffing business, which grew revenue by approximately $22,000,000. SG&A expenses as a percentage of revenue were 3.6% and 3.8% for the fiscal years 2001 and 2000 respectively.

         Depreciation and amortization increased $91,000, or 6.8%, in fiscal 2001 primarily due to amortization of goodwill from the acquisitions of the assets of Synadyne in April 2000 and the stock of HR2 in October 2001, offset by a reduction in depreciation expense from assets that were fully depreciated in fiscal 2001.

         Interest income in fiscal 2001 increased $327,000, or 56%, due to increased late payment fees, as well as the continuing increase in TeamStaff's cash flow.

         Interest expense in fiscal 2001 decreased $327,000,or 20.4%, due to retirement of the FINOVA debt in April and August 2001.

         Income tax expense, before the impact of an extraordinary item, for fiscal 2001 was $1,261,000 versus $428,000 in fiscal 2000. The higher expense is associated with the higher level of earnings. The fiscal 2001 and 2000 income tax expenses were reduced by $218,000 and $374,000, respectively, in tax credits that are available to us. TeamStaff's effective tax rate for fiscals 2001 and 2000 were 42.5% and 31.0% respectively. The lower effective tax rate in fiscal 2000 is attributed to the tax credits that made up a larger percentage of income tax expense in fiscal 2000 then in fiscal 2001.

         Income before extraordinary item was $1,702,000 versus $951,000 in fiscal 2000, representing a growth of $751,000, or 79%. The performance of our temporary staffing and payroll services business continues to drive the earnings of TeamStaff. Income before taxes and extraordinary items for the temporary staffing and payroll services businesses were $7,697,000 and $1,794,000, respectively. PEO continues to be the major growth area and one in which we continue to concentrate our efforts. The loss before income taxes for PEO, as reflected in the Segment Reporting Note 9 contained in our financial statements, was $9,000. Included in this loss is the $200,000 in losses suffered by our El Paso office (sold in September 2001), as well as the unrecoverable benefit losses discussed above.

         The extraordinary item net of taxes pertains to the unamortized financing costs and fees, associated with the FINOVA loans, written off when these loans were retired early in April and August 2001. These loans had a remaining life at the time of payment of approximately two years (April 2003).

         Net income for fiscal 2001 was $1,348,000 versus $951,000 in fiscal 2000, representing a growth of $397,000, or 41.8%. This increase in earnings is attributable to the reasons elaborated above.

         LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the fiscal year 2002 was $1,176,000 compared to $3,871,000 during fiscal 2001. The decrease in cash from operations compared to last year relates primarily to timing of payments in this period versus the same period last year in accounts payable, accrued payroll and expenses. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a month ends and the existence of holidays on or immediately following a month end. In addition there was an increase in other current assets of $3,545,000 primarily resulting from prepayments to our workers' compensation insurance carrier and a lower increase in accounts receivable than the prior period due to the change in payment terms in a market segment of the PEO business, offset to some extent by the continued earnings improvement of the Company.

         Cash used in investing activities of $2,910,000 was primarily related to: costs incurred for the licensing of the Lawson financial system amounting to $814,000; capitalized internally developed software of $566,000; other computer hardware and software acquisitions of $408,000; and capital additions associated with the move to our new PEO location in Boca Raton, Florida of $246,000. Cash invested in acquisitions of $727,000 was due to the purchase of the assets of Corporate Staffing Concepts amounting to $282,000 and additional charges to goodwill associated with the acquisition of BrightLane of $440,000, which were related to adjustments of estimates for professional services and employment contracts.

         The cash provided by financing activities of $464,000 included the tax benefit resulting from stock options exercised in connection with the acquisition of BrightLane, recorded as additional paid in capital, offset substantially by the repurchase of $1,146,000 of the Company's stock.

         As of September 30, 2002, the Company had cash and cash equivalents of $12,455,000 and net accounts receivable of $24,569,000.

         Management of the Company believes that its existing cash will be sufficient to support cash needs for the next twelve months. The amount of available cash includes cash held for future payroll and other related taxes payable on a quarterly basis.

         On July 22, 1999, the Board of Directors authorized the Company to repurchase up to 3% of the outstanding shares of the Company's common stock. Since inception through September 30, 2002, the Company has repurchased 330,256 shares at an average cost of $4.99 per share. These share repurchases are reflected as treasury shares in the Company's financial statements and will eventually be retired. During the fiscal year ended September 30, 2002, 242,945 shares were purchased at a cost of $1,146,000. In November 2002, the Board of Directors authorized an additional purchase of up to $1,000,000 in stock.

         On April 9, 2002, the Company entered into a revolving loan facility with Fleet National Bank (Fleet). The total outstanding loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support ACH processing exposure. The interest rate is either the Fleet prime rate or LIBOR, at the discretion of the Company, and is currently 4.25%. The facility is collateralized by substantially all of the assets of the Company, including its accounts receivables. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000. As of September 30, 2002, there was no amount outstanding on the credit facility. The Company has an outstanding letter of credit of $4,150,000 under the facility for the Company's workers' compensation policy, as previously mentioned.

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

         SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment. The Company's intangible assets consist primarily of the TeamStaff trade name and the First Union/Wachovia Relationship. This relationship requires First Union/Wachovia to promote TeamStaff's services to its banking customers throughout the United States. The Company's First Union relationship and TeamStaff tradename have indefinite lives and are no longer being amortized effective October 1, 2001 because they are expected to generate cash flows indefinitely. The effect of not amortizing goodwill and intangible assets on income before income taxes and net income for the fiscal year ended September 30, 2002 is $948,000 and $778,000, respectively. The Company estimates that net income and diluted earnings per share after extraordinary items would have been approximately $2,126,000 and $0.24, respectively, for the fiscal year ended September 30, 2001 had the provisions of the new standard been applied as of October 1, 2000. The Company estimates that net income and diluted earnings per share would have been approximately $1,680,000 and $0.21, respectively, for the fiscal year ended September 30, 2000 had the provisions of the new standard been applied as of October 1, 1999. The Company tested its intangible assets during the first quarter of fiscal year 2002, as required by SFAS No. 142, and there was no impairment. The Company has tested its goodwill for impairment during the second quarter of fiscal 2002 as required by SFAS No. 142 and there is no impairment. The Company again tested its intangibles and goodwill as of September 30, 2002, and there is no impairment. As of September 30, 2002, total goodwill was $27,167,000 consisting of $25,462,000 and $1,705,000 for the PEO and Medical Staffing segments respectively. Goodwill for the fiscal year ended September 30, 2002 increased $726,000. The increase, all of which related to PEO operations, resulted primarily from the acquisition of Corporate Staffing Concepts, LLC and additional costs associated with the BrightLane acquisition.

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

         On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for the Company's fiscal year beginning October 1, 2002. The Company anticipates no impact from this standard on the Company's financial statements.

         On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable.

         On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation.

ITEM 7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. The Company has no material interest rate risk, except with respect to our workers' compensation programs, and is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. In connection with TeamStaff's workers' compensation programs, prepayments of future claims are deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers' compensation expense. If interest rates in these future periods decrease, TeamStaff's workers' compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         See attached Financial Statements beginning on page F-1 attached to this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         TeamStaff has previously reported on Forms 8-K under the Securities and Exchange Act of 1934 changes in its independent public accountants during the fiscal year ended September 30, 2002 and a subsequent change on December 13, 2003, which is part of the current fiscal year ending September 30, 2003.

         These reports on Form 8-K reflected:

         1. On April 10, 2002, the Board of Directors of TeamStaff and its Audit Committee decided to no longer engage Arthur Andersen LLP as TeamStaff's independent public accountants and engaged PricewaterhouseCoopers, LLP to serve as its independent public accountants for the fiscal year ending September 30, 2002.

         2. On December 13, 2002, the Audit Committee of TeamStaff dismissed PricewaterhouseCoopers LLP as the Company's independent public accountants and subsequently engaged Lazar Levine & Felix LLP to serve as the Company's independent public accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The executive officers and directors of TeamStaff as of February 3, 2003 are as follows:

NAME                                        AGE                                OFFICE
--------------------------------------------------------------------------------------------------------
T. Stephen Johnson                          53                Chairman of the Board of Directors Class 1

Karl W. Dieckmann                           74                Vice-Chairman Class 2

Martin Delaney                              59                Director Class 3

Benjamin J. Dyer                            54                Director Class 2

Rocco J. Marano                             74                Director Class 3

Elizabeth Hoaglin                           57                President, TeamStaff Rx, Inc.

Donald W. Kappauf                           56                President, Chief Executive Officer, Director Class 2

Edmund Kenealy                              40                Vice President, General Counsel

Wayne Lynn                                  58                Chief Operating Officer, PEO Division

Gerard A. Romano                            45                Corporate Controller
--------------------------------------------------------------------------------------------------------

         Our board is classified into three classes which are each elected in staggered three year terms.

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

         Karl W. Dieckmann, a Director of the Company since April 1990, had been Chairman of the Board from November 1991 until September 2001 and has been Vice Chairman since September 2001. From 1980 to 1988, Mr. Dieckmann was the Executive Vice President of Science Management Corporation and managed the Engineering, Technology and Management Services Groups. From 1948 to 1980, Mr. Dieckmann was employed by the Allied Signal Corporation (now Honeywell Corporation) in various capacities including President, Semet Solvay Division; Executive Vice President, Industrial Chemicals Division; Vice President Technical -- Fibers Division; Group General Manager -- Fabricated Products Division; and General Manager -- Plastics Division, as well as various positions with the Chemicals Division.

         Benjamin J. Dyer joined the Board of Directors in December 2002. Mr. Dyer is currently a general partner of Cordova Intellimedia Ventures and is President of Innovations Publishing, LLC, an Atlanta based company, which provides a subscription-based online catalog of emerging technology ventures. He also chairs the editorial boards of Catalyst and Business-to-Business magazines in Atlanta. In the 1980s Mr. Dyer served as chairman and CEO of Comsell, Inc., a pioneering multimedia development firm and was president and a director of the de novo Enterprise National Bank. Mr. Dyer founded Intellimedia Sports, Inc. in 1992 to create the ESPN-branded sports instruction category in the CD-ROM industry. He was earlier a founder of Peachtree
Software, Inc. and served as its President from 1977 to September 1983. He currently serves on a number of private boards including eBroadcasters, PMFM, Quellan and FundRaisingInfo.com. He concentrates his community activities on higher education and has been president of the Georgia Tech Alumni Association, a director of the Georgia Tech Foundation and chairman of the Alumi Advisory Board for Tech's School of Industrial & Systems Engineering. He is currently Chairman of the Georgia Tech Research Corporation and serves on the advisory boards of the Georgia Tech Research Institute and Georgia State University's Robinson College of Business. Mr. Dyer holds a Bachelors degree in Industrial Engineering from Georgia Tech and an MBA in finance from Georgia State University

         Elizabeth L. Hoaglin joined the Company as President of the TeamStaff Rx Division in 1994, when the Company acquired RADS Technology, Inc. ("RADS"), of which she was President and founder. Ms. Hoaglin established RADS in 1980 in Clearwater, FL. This was the first temporary staffing firm that specialized in placing radiology professionals. In 1983, RADS began providing traveler technologists to hospitals and clinics nationwide. In 1984, RADS began staffing radiation therapy, providing a niche market for Therapists, Dosimetrists and Medical Physicists. Prior to starting RADS, Ms. Hoaglin was a Radiological Technologist herself, graduating from Saint Anthony's Hospital in St. Petersburg, Florida. Ms. Hoaglin worked as a technologist for major hospitals and physicians office for over fifteen years. Ms. Hoaglin is active in numerous professional, business and civic organizations and frequently writes articles for publication in the radiology industry's journals.

         T. Stephen Johnson has been Chairman of the Board of TeamStaff since September 2001. He has served as Chairman of T. Stephen Johnson & Associates, Inc., financial services consulting firm, and its related entities since inception in 1986. Mr. Johnson is a long-time banking consultant and Atlanta entrepreneur who has advised and organized dozens of community banks throughout the Southeast. He is Chairman Emeritus and a Director of Netbank, the largest and most successful Internet-only bank, as well as Chairman and principal owner of Bank Assets, Inc., a provider of benefit programs for directors and officers of financial institutions. Mr. Johnson is Chairman of the Board of Directo, Inc., a company specializing in providing financial services for unbanked individuals and Vice Chairman of Florida Bank.

         Donald W. Kappauf became President and Chief Executive Officer of the Company on December 16, 1997. Mr. Kappauf joined the Company in 1990 and has held several senior management positions including Division President and Executive Vice President. From 1988 to 1990, Mr. Kappauf was President of Perm Staff/Temp Staff in Princeton, New Jersey. He was Assistant Vice President of SMC Engineering and then President of SMC Personnel Support.

         Edmund C. Kenealy has been Vice President, General Counsel of the Company since November 2001. Mr. Kenealy joined the Company as Vice President, Legal & Regulatory Affairs (PEO Division) in October 2000 upon its acquisition of HR2, Inc., where he was Vice President, General Counsel and Vice President, Operations. Prior to joining HR2, Inc. in April 1998, Mr. Kenealy was Assistant General Counsel of ManagedComp, Inc. from 1993 to 1998. He was previously associated with the Boston offices of Nutter, McClennen & Fish and Skadden, Arps, Slate, Meagher & Flom. He is a graduate of Dartmouth College and the Vanderbilt University School of Law. He is admitted to practice in Massachusetts and the District of Columbia.

         Wayne R. Lynn joined the Company as Area Vice President in October 2000, when the Company acquired HR2, Inc., of which he was Chief Executive Officer and a principal owner. In March 2002, Mr. Lynn was appointed Chief Operating Officer of the Company's PEO Division. Prior to his 7-year involvement in the PEO industry, Mr. Lynn was engaged in the insurance industry for more than 20 years. He served as President and CEO of Founders Financial Corporation, a publicly owned insurance holding company, from 1981 to 1987 and as President and CEO of Capital Investors Life Insurance Company from 1987 to 1994. He also served on the Board of Directors of Gulf/Bay Bank of Tampa, Florida, and South Trust Bank of Florida. Mr. Lynn is a graduate of the U.S. Naval Academy, the U.S. Navy Supply Corps School, and the U.S. Navy Transportation Management School. Mr. Lynn has also completed numerous graduate level business management courses at the California State University at Hayward, California. He has held licenses to sell Life, Health, and Property/Casualty Insurance, Variable Annuities and Securities. He is currently licensed as an insurance third-party administrator.

         Rocco Marano served as member of the Board of Directors from July 1999 thru September 2001. He rejoined the Board of Directors in November 2002. Mr. Marano, a prominent telecommunications executive, is the retired chairman and President of Bellcore, Inc. a Bell Communications research and engineering entity formerly owned by the seven Bell regional communications companies. His present additional board affiliations include computer Horizons Corp. He has also served as Chairman of Horizon Blue Cross/Blue Shield of New Jersey.

         Gerard A. Romano has been Corporate Controller of TeamStaff since he joined the Company in September 2001. Prior to joining TeamStaff, he was Vice President of Administration at Jet Aviation from December of 2000 to September of 2001. Prior to Jet Aviation, he was employed by the PQ Corporation from January of 1980 through December of 2000, where he held various positions including Vice President and Chief Financial Officer of PQ's European Joint Venture, Akzo-PQ Silica, Director of Corporate Development and Director of Financial Planning and Analysis. He is a graduate of William Paterson University.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Steven Johnson, Karl W. Dieckmann and Martin J. Delaney served on the Compensation Committee during the last fiscal year ended September 30, 2002. There are no interlocks between TeamStaff's Directors and Directors of other companies.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

         During the fiscal year ended September 30, 2002, the Board of Directors met on 8 occasions, one of which was by telephone conference call.

         The Board of Directors has four committees: Audit, Compensation, Executive and Nominating Committees.

         For the fiscal year ended September 30, 2002, the members of the committees, and a description of the duties of the Committees were as follows:

         Audit Committee. TeamStaff's audit committee acts to:(i) review with management the finances, financial condition and interim financial statements of TeamStaff; (ii) review with TeamStaff's independent auditors the year-end financial statements; and (iii) review implementation with the independent auditors and management any action recommended by the independent auditors and the retention and termination of the Company's independent auditors. During the fiscal year ended September 30, 2002, the audit committee met on six occasions.

         The audit committee adopted a written charter governing its actions effective June 14, 2000. During the fiscal year, the members of the audit committee were Donald McLeod, Martin Delaney and Susan Wolken. All three of these members of TeamStaff's audit committee were "independent" within the definition of that term as provided by Rule 4200(a)(14) of the listing standards of the National Association of Securities Dealers. Donald McCleod and Susan Wolken have resigned from the Board and are no longer members of the audit committee. Audit committee members as of February 3, 2003 are Martin Delaney, Karl W. Dieckmann, T. Stephen Johnson, and Rocco J. Marano. Martin Delaney was elected as its chairman.

         Compensation Committee. The compensation committee functions include administration of TeamStaff's 2000 Employee Stock Option Plan and Non-Executive Director Stock Option Plan and negotiation and review of all employment agreements of executive officers of the Company. The compensation committees' members are Karl W. Dieckmann, T. Stephen Johnson and Martin J. Delaney. Karl W. Dieckmann was elected as its chairman. During the fiscal year ended September 30, 2002, the committee met on 4 occasions.

         Nominating Committee. The nominating committee functions include the review of all candidates for a position on the board of directors including existing directors for renomination and reports its findings with recommendations to the Board. The nominating committee solicits candidates on behalf of TeamStaff to fill any vacancy on the Board. The nominating committee performs such other duties and assignments as directed by the Chairman or the Board but shall have no power to add or remove a director without the approval of the Board. During the fiscal year, the nomination committee members were Donald W. Kappauf and Susan A. Wolken. During the fiscal year ended September 30, 2002, the committee did not meet. Susan Wolken has resigned from the Board and is no longer a member of the nominating committee. Nominating committee members as of December 30, 2002 are Karl W. Dieckmann, T. Stephen Johnson and Donald W. Kappauf. Karl W. Dieckmann was elected it's chairman.

         Executive Committee. The Board of Directors created an Executive Committee effective September 4, 2001. The members are T. Stephen Johnson, Karl
W. Dieckmann and Donald W. Kappauf. T. Stephen Johnson serves as its chairman. This committee met 4 times via telephone during the fiscal year ended September 30, 2002.

         No member of the Board of Directors or any committee failed to attend or participate in fewer than 75% of the meetings of the Board or committee on which such member serves.

ITEM 11. EXECUTIVE COMPENSATION

         The following provides certain summary information concerning compensation during the years ended September 30, 2002, 2001 and 2000 paid to or earned by TeamSaff's Chief Executive Officer and each of the executive officers and key employees of the Company who received in excess of $100,000 in compensation during the last fiscal year.

                                                                                                         LONG TERM
                                                        ANNUAL COMPENSATION                            COMPENSATION
NAME AND PRINCIPAL POSTION          YEAR       SALARY            BONUS             OTHER               OPTIONS/SAR'S
-----------------------------------------------------------------------------------------------------------------------------
Donald W. Kappauf,                  2002      $300,000         $477,500           $26,163                     -0-
Chief Executive Officer             2001      $267,130         $200,000           $46,268                 300,000
                                    2000      $230,126              -0-           $17,251                  57,143

Donald T. Kelly (1)                 2002      $200,000         $151,250           $18,205                     -0-
Chief Financial Officer             2001      $177,247         $100,000           $18,172                 150,000
                                    2000      $165,000              -0-           $12,231                  14,286

Elizabeth Hoaglin                   2002      $114,250         $149,289            $3,600                  50,000
                                    2001      $ 95,159         $173,885            $3,600                  10,000
                                    2000      $ 86,662         $ 92,050            $3,600                   4,286

Edmund Kenealy                      2002      $135,000          $25,000           $15,859                  50,000
                                    2001      $100,000          $15,000           $15,859                  10,000
                                    2000           -0-              -0-               -0-                     -0-

Wayne R.  Lynn                      2002      $139,615          $30,000           $15,589                  50,000
                                    2001      $117,949          $ 5,000           $15,589                  22,500
                                    2000           -0-              -0-               -0-                     -0-

         (1) Donald T. Kelly was relieved of his responsibilities as Vice President, Chief Financial Officer and Secretary effective December 10, 2002. Mr Kelly continues to be a TeamStaff employee. In light of the determinations made by Lazar regarding the Company's internal controls and systems, and the results of its audit and review of the issues involved with the SERP plan and the restatement of the 2001 fiscal period the Audit Committee and the Board of Directors are reviewing the status of Mr. Kelly's employment.

         The Company provides normal and customary life and health insurance benefits to all of its employees including executive officers. The Company has a 401(k) plan that is voluntary.

COMPENSATION OF DIRECTORS

         During the fiscal year ended September 30, 2002, the Chairman and Vice-Chairman of the Board each receive $2,500 per month. Non-Employee Directors receive $1,500 per board meeting and $1,000 per non-board meeting, related travel expenses, and $600 for each committee meeting attended. Directors may also receive $1,000 per meeting with executives, which do not constitute Board or Committee meetings. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

         Effective November 19, 2002, the board amended the new compensation terms for the members of the Board and committees. The Chairman and Vice-Chairman of the Board each receive $3,000 per month. The Chairman of the Audit Committee receives $2,500 per month. All other independent Directors receive $1,667 per month, and $1,500 for each board meeting attended, $600 for each committee meeting attended, plus related travel expenses. The Chairman of all other committees receives $1,000 for each committee meeting attended.

EMPLOYMENT AGREEMENTS

         TeamStaff entered into a new employment agreement with Mr. Donald Kappauf, TeamStaff's President and Chief Executive Officer effective April 2, 2001 and terminating on September 30, 2003, unless extended. If the Company fails to notify Mr. Kappauf prior to six months before the date of termination that it does not intend to negotiate a renewal of the employment of Mr. Kappauf, then the agreement will be automatically extended for a period of one year.

         Under the terms of this agreement, Mr. Kappauf's base compensation was initially $230,000, increasing to $300,000 commencing September 1, 2001, and subject to yearly increases thereafter at the discretion of the compensation committee. For the fiscal year ended September 30, 2002, Mr. Kappauf received a base salary of $300,000. Mr. Kappauf is also entitled to a bonus based on the achievement of certain performance criteria as determined by the compensation committee.

         In addition, Mr. Kappauf receives certain other benefits including insurance benefits as are provided to all other executives, a car allowance in the amount of $1,000 per month, participation in the supplemental executive retirement plan and a split dollar life insurance arrangement. The agreement also provided for the grant of 300,000 stock options, which vested in annual increments of one third commencing on the date of the agreement. TeamStaff also entered into a severance agreement with Mr. Kappauf, as described below, which governs the termination of his employment and certain other events including a change of control of the Company.

         TeamStaff entered into a new employment agreement with Mr. Donald Kelly, TeamStaff's former Chief Financial Officer, effective April 2, 2001 and terminating on September 30, 2003, unless extended. If the Company fails to notify Mr. Kelly prior to six months before the date of termination that it does not intend to negotiate a renewal of the employment of Mr. Kelly, then the agreement will be automatically extended for a period of one year.

         Under the terms of this agreement, Mr. Kelly's base compensation was initially $170,000, increasing to $200,000 commencing September 1, 2001, and subject to yearly increases thereafter at the discretion of the compensation committee. For the fiscal year ended September 30, 2002, Mr. Kelly received a base salary of $200,000. Mr. Kelly is also entitled to a bonus based on the achievement of certain performance criteria as determined by the compensation committee.

         In addition, Mr. Kelly receives certain other benefits including insurance benefits as are provided to all other executives, a car allowance in the amount of $800 per month, participation in the supplemental executive retirement plan and a split dollar life insurance arrangement. The agreement also provided for the grant of 150,000 stock options, which vested in annual increments of one third commencing on the date of the agreement. TeamStaff also entered into a severance agreement with Mr. Kelly, as described below, which governs the termination of his employment and certain other events including a change of control of the Company.

         The split dollar life insurance agreements and supplemental executive retirement plan were approved by the Compensation Committee of the Board during the 2000 fiscal year and implemented effective October 1, 2000. Under the terms of the SERP, a participant receives a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary on the date the participant becomes a participant. Payment of benefits commences when the participant reaches 65 years of age. The benefit under the SERP is subject to a seven-year vesting schedule (0%, 0%, 20%, 40%, 60%, 80%, 100%), based on the participant's original date of employment with the Company and contingent on the participant's reaching age 55; provided, however, a participant's benefit becomes fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there is a material change in the participant's job title or responsibilities or if the participant's employment is terminated by the Company for any reason other than conviction for theft or embezzlement from the

Company. Additionally, if a participant retires by means of total disability (as defined in the SERP), the participant's benefit becomes fully vested and benefit payments commence as of the disability retirement date. The SERP does not provide a death benefit. Mr. Kappauf and Mr. Kelly are the only SERP participants at the present time.

         SERP participants also are provided with a split dollar life insurance policy ("Policy"), insuring the life of the participant until the participant reaches age 65. Although the participant is the owner of the Policy, the Company pays all Policy premiums. Each participant has collaterally assigned the Policy to the Company to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant's right to the Policy vests in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant's 65th birthday (and in certain other circumstances provided by the Policy agreement), the Company will release the collateral assignment of the Policy provided the participant releases the Company from all obligations the Corporation may have with respect to the participant (including those under the SERP). However, given the uncertainty regarding the Company's ability to continue to maintain this Policy payment arrangement in light of certain of the provisions of the Sarbanes-Oxley Act of 2002, the Company has discontinued paying Policy premiums on behalf of the Chief Executive Officer.

         Pursuant to the severance agreement with Mr. Kappauf, in the event he is terminated by the Company for cause, he will be entitled only to his accrued compensation, which means his base salary, reimbursement of business expenses, vacation pay and earned but unpaid bonuses to the date of termination. "Cause" is defined to include conviction of a felony, an intentional and continual failure to substantially perform his duties or an intentional failure to follow or perform a lawful direction of the Board of Directors. If Mr. Kappauf is terminated for disability or death, he will be entitled to his accrued compensation and certain other payments such as the pro rata bonus amount. The pro rata bonus amount is defined as the amount equal to the greater of the most recent annual bonus amount paid or the annual bonus paid or payable for the full fiscal year ended prior to the termination, in either case pro-rated through the date of death or disability. In the event that Mr. Kappauf's employment terminates for any other reason, the agreement provides for payment of his accrued compensation, a pro rata bonus amount, a bonus amount allocated to the remainder of the term of his employment agreement, his base salary through the remainder of the term of his employment agreement, a severance payment equal to one year's base compensation, a payment equal to the cost of health and other similar benefits for a period of two years and costs associated with outplacement services. In the event of a change of control of the Company, and after such event Mr. Kappauf's employment is terminated (either by him or by the Company within 24 months of the event), he is entitled to his base salary, reimbursement of business expenses, vacation pay and earned but unpaid bonuses to the date of termination, as well as an additional severance payment equal to a cash payment of three times the amount of his five year average gross income and all options held by him are deemed vested. A change of control is defined to mean (i) an acquisition by a person (as defined under Section 13(d) of the Securities and Exchange Act of 1934) of 20% or more of the voting stock of the Company (ii) if the persons who comprise the Board of Directors as of May 22, 2002 cease to constitute two-thirds of the Board at any date, except a change of control does not occur if the nomination for election of new board members is approved by two-thirds of the existing board or (iii) the stockholders of the Company approve a merger or consolidation of the Company and the pre transaction stockholders fail to own 85% of the post transaction combined voting power. Further, if the Company is merged with, or sells substantially all of its assets prior to May 24, 2004, Mr. Kappauf is entitled, in addition to the other compensation payable upon a change of control, to a success fee equal to $2,000,000; provided that if the value to shareholders in connection with the sale is greater than $9.00 per share, the fee will be increased by the sum of $50,000 for each $.10 per share that exceeds $9.00.

         The severance agreement with Mr. Kelly has terms which are substantially similar to those described above for Mr. Kappauf. The success fee payable to Mr. Kelly under his severance agreement is initially set at $1,000,000 and may be increased by the sum of $25,000 for each $.10 per share that the value obtained by shareholders exceeds $9.00. Until December 10, 2002, Mr. Kelly held the positions of Chief Financial Officer, Vice President, Finance and Secretary of the Company. In light of the circumstances regarding the removal of Mr. Kelly from his duties, Mr. Kelly may have reason to terminate his employment with the Company for "good reason" and exercise his rights under the severance agreement. The term good reason includes "a change in the
[e]xecutive's status, title, position or responsibilities . . . ." Additionally, the removal of Mr. Kelly from his duties may have caused his benefits under the SERP to become fully vested. The Board of Directors has not made a final determination whether to reinstate Mr. Kelly to his position, and is reviewing the opinions expressed, and findings by, Lazar, TeamStaff's current independent auditors, in connection with this most recent audit and the evaluation of internal controls. The Board of Directors has not made a determination whether Mr. Kelly would be entitled to terminate his employment and exercise these rights pursuant to the severance agreement and be entitled to certain potential payments similar to those described above for Mr. Kappauf. In the event that Mr. Kelly exercises these rights, such termination is deemed proper, and Mr. Kelly is eligible to receive all potential compensation under the severance agreement and the SERP, the Company may be required to pay a sum, either directly to Mr. Kelly, in the case of the severance agreement, or to a trust, in the case of any payments to be made pursuant to the SERP, totaling approximately $1.1 million.

         TeamStaff entered into a two year employment agreement with Edmund C. Kenealy effective October 2, 2000 under which Mr. Kenealy currently serves as Vice President, General Counsel, at an annual salary of $135,000 effective as of October 1, 2001. In addition, Mr. Kenealy is entitled to receive: (i) a yearly increase in annual compensation; and (ii) a bonus to be determined based on the achievement of certain performance criteria determined as of the commencement of each fiscal year. Mr. Kenealy receives certain other benefits granted to other members of the Company's senior management, including health and other insurance benefits, as well as a car allowance of $500 per month and three weeks annual vacation. The Company currently is negotiating the terms of a new employment agreement with Mr. Kenealy.

         TeamStaff entered into a two year employment agreement with Wayne R. Lynn effective October 2, 2000 under which Mr. Lynn currently serves as Chief Operating Officer of the Company's PEO Division, at an annual salary of $150,000 effective as of March 19, 2002. In addition, Mr. Lynn is entitled to receive:
(i) a yearly increase in annual compensation; and (ii) a bonus to be determined based on the achievement of certain performance criteria determined as of the commencement of each fiscal year. Mr. Lynn receives certain other benefits granted to other members of the Company's senior management, including health and other insurance benefits, as well as a car allowance of $500 per month and three weeks annual vacation. The Company currently is negotiating the terms of a new employment agreement with Mr. Lynn.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         This report is submitted by the compensation committee of the Board of Directors of TeamStaff. During the fiscal year ended September 30, 2002, the compensation committee was responsible for reviewing TeamStaff's stock plans and reviewing and approving compensation matters concerning the executive officers.

         Overview and Philosophy. TeamStaff uses its compensation program to achieve the following objectives:

         - To provide compensation that attracts, motivates and retains the talented, high caliber officers and employees necessary to achieve TeamStaff's strategic objectives, as determined by the compensation committee;

         - To align the interest of officers with the success of TeamStaff;

         - To align the interest of officers with stockholders by including long-term equity incentives; and

         - To increase the long-term profitability of TeamStaff and, accordingly, increase stockholder value.

         Compensation under the executive compensation program is comprised of cash compensation in the form of base salary, bonus compensation and long-term incentive awards, generally in the form of options to purchase common stock. In addition, the compensation program includes various other benefits, including medical and insurance plans, TeamStaff's 401(k) Plan and the employee stock option incentive plans, which plans are generally available to all employees of TeamStaff. In addition, the committee considers the eligibility of certain executive officers in a supplemental executive retirement plan ("SERP") as discussed below.

         The principal factors which the compensation committee considered with respect to each officer's compensation package for fiscal year ended September 30, 2002 are summarized below. The compensation committee may, however, in its discretion, apply different or additional factors in making decisions with respect to executive compensation in future years.

         Base Salary. Compensation levels for each of TeamStaff's officers, including the Chief Executive Officer, are generally set within the range of salaries that the compensation committee believes are paid to officers with comparable qualifications, experience and responsibilities at similar companies. In setting compensation levels, the compensation committee takes into account such factors as (i) TeamStaff's past performance and future expectations, (ii) individual performance and experience and (iii) past salary levels. The compensation committee does not assign relative weights or ranking to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to TeamStaff's long-term goals and strategies. Base salary, while reviewed annually, is only adjusted as deemed necessary by the compensation committee in determining total compensation for each officer. Base salary levels for each of TeamStaff's officers, other than the Chief Executive Officer, were also based in part upon evaluations and recommendations made by the Chief Executive Officer. Additionally, certain executives, including Donald Kappauf, the Chief Executive Officer, Donald Kelly, the former Chief Financial Officer, have existing employment agreements with TeamStaff which set forth certain levels of base salary and bonus compensations.

         Equity Incentives. The compensation committee believes that stock participation aligns officers' interests with those of the stockholders. In addition, the compensation committee believes that equity ownership by officers help to balance the short-term focus of annual incentive compensation with a longer-term view and may help to retain key executive officers. Long-term incentive compensation, generally granted in the form of stock options, allows the officers to share in any appreciation in the value of TeamStaff's common stock.

         In making stock option grants, the compensation committee considers general corporate performance, individual contributions to TeamStaff's financial, operational and strategic objectives, the Chief Executive Officer's recommendations, level of seniority and experience, existing levels of stock ownership, previous grants of restricted stock or options, vesting schedules of outstanding restricted stock or options and the current stock price. With respect to the compensation determination for the fiscal year ended September 30, 2002, the compensation committee believes that the current stock ownership position of the executive officers was sufficient to achieve the benefits intended by equity ownership. During the fiscal year ended September 30, 2002, the compensation committee approved the grant of 256,430 options, 150,000 of which were granted to executive officers.

         Other Benefits. TeamStaff also has various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. TeamStaff offers a stock incentive plan and a 401(k) plan, which allows employees to invest in a wide array of funds on a pre-tax basis. TeamStaff also maintains insurance and other benefit plans for its employees, including executive officers of TeamStaff.

         The compensation committee determined that the 401(k) plan did not provide sufficient retirement benefits to its top executive officers, including its Chief Executive Officer and Chief Financial Officer. Accordingly, during the fiscal year ended September 30, 2001, the compensation committee created the supplemental executive retirement plan or SERP to provide retirement benefits comparable with plans offered executives in comparable positions at other companies. Each corporate executive whose eligibility is specifically approved by the Compensation Committee will receive a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary in effect on the date the participant enters the Plan for a period of 15 years, and a death benefit payable to the participant's beneficiaries. Payment of benefits commences upon the executive's reaching 65 years of age. The commencement of benefit payments is accelerated in the event the participant becomes totally disabled prior to retirement. A split dollar life insurance policy also is in place for each participant. The split dollar life insurance policy is designed to provide either a death benefit if the employee dies prior to retirement age, or, if the employee attains retirement age, the funds necessary for the payment of the SERP retirement benefit at retirement through the application of the policy's cash surrender value. At the present time, Donald Kappauf and Donald Kelly are the only participants in the SERP. The SERP plan became effective on October 1, 2000.

         Chief Executive Officer Compensation. In the fiscal year ended September 30, 2002, Mr. Donald Kappauf, Chief Executive Officer, received a salary of $300,000, which represents an increase of approximately 12% from the prior year. In the fiscal year ended September 30, 2001, Mr. Kappauf received a base salary of $267,130, which represents a 16% increase from his base salary in the fiscal year ended September 30, 2000. The base salary is believed by the compensation committee to be consistent with the range of salary levels received by executives in a similar capacity in companies of comparable size. In addition, Mr. Kappauf received a bonus of $302,500 during the fiscal year ended September 30, 2002. The terms of Mr. Kappauf's employment compensation are determined primarily pursuant to his employment agreement, which was entered into in April 2001. Among other things, the employment agreement provides for the payment of certain bonuses based upon performance by TeamStaff, including earnings per share. The bonus payment was made in accordance with the employment agreement terms. Mr. Kappauf also received a special bonus of $175,000, to reward Mr. Kappauf for the extraordinary efforts and success in securing a new workers' compensation policy for the Company.

         Additionally, in May 2002, the Committee approved severance agreements for each of Mr. Kappauf, the Chief Executive, and Mr. Kelly, the Chief Financial Officer during the fiscal year ended September 30, 2002. The Committee determined that these officers were essential to the Company, and that their continued retention, especially in the event of a threat of a change of control of the Company, necessitated that these executives be eligible for added compensation under certain conditions. The Committee believed that several factors out of the control of the Company and management made a potential change of control possible. These factors included the falling stock market generally, and the falling price of the Company's stock, even though the financial condition and performance of the Company had improved over prior years. The severance agreements also provide for additional financial and employment security under other conditions, such as termination without cause.

         Tax Deductibility of Executive Compensation. Section 162(m) of the Code limits the tax deduction to TeamStaff to $1 million for compensation paid to any of the executive officers unless certain requirements are met. The compensation committee has considered these requirements and the regulations. It is the compensation committee's present intention that, so long as it is consistent with its overall compensation objectives, substantially all executive compensation be deductible for United States federal income tax purposes. The compensation committee believes that any compensation deductions attributable to options granted under the employee stock option plan currently qualify for an exception to the disallowance under Section 162(m). Future option grants to executive officers under each of the TeamStaff employee stock option plans will be granted by the compensation committee.

                                         By the Compensation Committee of
                                         of the Board of Directors of TeamStaff,
                                         Inc.

                                         T. Stephen Johnson
                                         Karl W. Dieckmann
                                         Martin Delaney

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                           (Individual Grants)


                                                      Percentage of
                                No. of Securities     Total Options/
                                Underlying Options   Granted in Fiscal    Exercise of Base
Name                                 Granted              Year             Price Per Share         Expiration Date
------------------------------------------------------------------------------------------------------------------
Donald Kappauf                            0               0%                       -                          -

Donald Kelly                              0               0%                       -                          -

Elizabeth Hoaglin                    50,000              19%                   $6.15                 10/02/2007

Edmund Kenealy                       50,000              19%                   $6.60                 10/01/2007

Wayne Lynn                           50,000              19%                   $5.36                 03/19/2007

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

         The following table sets forth information with respect to the named executive officers concerning exercise of stock options and SARs during the last fiscal year and the value of unexercised options and SARs held as of the year ended September 30, 2002.

                                                              NUMBER OF
                                                              SECURITIES                 VALUE OF
                                                              UNDERLYING                UNEXERCISED
                                                              UNEXERCISED               IN-THE-MONEY
                            SHARES                            OPTIONS/SARS              OPTIONS AS OF
                           ACQUIRED                         SEPTEMBER 30, 2002        SEPTEMBER 30, 2002
                             ON              VALUE             EXERCISABLE/              EXERCISABLE/
NAME                       EXERCISE         REALIZED          UNEXERCISABLE            UNEXERCISABLE(1)
--------------------------------------------------------------------------------------------------------

Donald W. Kappauf            0                $0              285,871/100,000              $0/$0
Donald T. Kelly              0                $0               142,855/50,000              $0/$0
Elizabeth Hoaglin            0                $0                     67,142/0              $0/$0
Edmund Kenealy               0                $0                 5,000/55,000              $0/$0
Wayne Lynn                   0                $0                11,250/61,250              $0/$0

(1) Based upon a closing bid price of the Common Stock at $2.82 per share on September 30, 2002.

STOCK OPTION PLANS

         In April 1990, the Board of Directors adopted the 1990 Employees Stock Option Plan (the "1990 Plan"), which was approved by shareholders in August 1990. The 1990 Plan provided for the grant of options to purchase up to 285,714 shares of the Company's common stock. Under the terms of the 1990 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").

         In April 1990, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan"), which was approved by shareholders in August, 1991 and amended in March 1996. The Director Plan provided for issuance of a maximum of 142,857 shares of common stock upon the exercise of stock options arising under the Director Plan.

         In April 1990, the Board of Directors adopted and in August, 1990, the Company's shareholders approved the Senior Management Incentive Plan (the"Management Plan") for use in connection with the issuance of stock, options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to the Company and its subsidiaries.A total of 1,428,571 shares of common stock were reserved for issuance under the Management Plan.

         The forgoing plans have expired and options are no longer being granted under these plans.

2000 EMPLOYEE STOCK OPTION PLAN

         In the fiscal year 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the "2000 Plan") to provide for the grant of options to purchase up to 1,714,286 shares of the Company's common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the approved 2000 Plan, options granted there under may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").

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

         Under the 2000 Plan, the exercise price of an option designated, as an ISO shall not be less than the fair market value of the common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent (10%) shareholder (as defined in the 2000 Plan), such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value.

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

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                       ASSUMES INITIAL INVESTMENT OF $100
                                 SEPTEMBER 2002

              [COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN CHART]

              Teamstaff, Inc.         S & P 500               Peer Group
35673                100                    100                      100
36038              49.98            109.0450001              83.16589207
36403          51.484398            139.3660525              45.60111503
36769        46.23144484            157.8794395             104.56833340

NOTES
(1) Assumes that the value of the investment in the Company's Common Stock and each index was $100 on September 30, 1997 and that dividends were reinvested at years ended September 30th.

(2) Industry composite includes Administaff, Gevity HR, and Team America Corp. The industry composite has been determined in good faith by management to represent entities that compete with the Company in certain of its significant business segments. Management does not believe there are any publicly held entities that compete with all the Company's business segments.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of February 3, 2003 with respect to each director, each of the named executive officers as defined in Item 402(a)(3), and directors and executive officers of the Company as a group, and to the persons known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities. At February 3, 2003, the Company had 15,771,986 outstanding.

                                                 Number of Shares    Percent of Company's
Name of Shareholder                             Currently Owned(1)     Outstanding Stock
-----------------------------------------------------------------------------------------
Martin J. Delaney (2)                                      65,448                  0.4%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Karl W. Dieckmann (3)                                      98,780                  0.6%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Benjamin J Dyer (4)
C/o TeamStaff, Inc.                                        16,664                  0.1%
300 Atrium Drive
Somerset, NJ  08873

Elizabeth  Hoaglin (5)
C/o TeamStaff, Inc.                                        42,428                  0.3%
300 Atrium Drive
Somerset, NJ 08873

T. Stephen Johnson (6)                                    269,011                  1.7%
C/o T. Stephen Johnson & Associates, Inc.
3650 Mansell Road, Suite 200
Alpharetta, GA 30022

Donald W. Kappauf (7)                                     408,352                  2.6%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Edmund Kenealy (8)                                         43,031                  0.3%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Wayne Lynn (9)                                             62,120                  0.4%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Rocco Marano (10)                                           2,000                  0.0%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Gerard A. Romano (11)                                      10,000                  0.1%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

First Union Private Capital (12)                        3,334,117                 21.0%
301 South College Street
NC0009, Suite 4000
Charlotte, NC 28288

Nationwide Financial Services (13)                      2,256,488                 14.2%
One Nationwide Plaza
Mail Stop 01-12-13
Columbus, OH 43215

All officers and directors as a group                   1,017,834                  6.4%
(10) persons (2,3,4,5,6,7,8,9,10,11)

--------------------------------------------------------------------------------
(1) Ownership consists of sole voting and investment power except as otherwise noted.

(2) Includes options to purchase 13,213 shares of Company's common stock and excludes unvested options to purchase 5,000 shares of common stock. Also includes warrants to purchase 10,000 shares of common stock.

(3) Includes options to purchase 12,586 shares of Company's common stock and excludes unvested options to purchase 5,000 shares of common stock.

(4)   Excludes unvested options to purchase 5,000 shares of common stock.

(5) Includes options to purchase 42,142 shares of Company's common stock and excludes unvested options to purchase 25,000 shares of common stock.

(6) Includes an aggregate of 147,790 shares owned by or on behalf of certain of the holder's family members and as to which shares the listed holder expressly disclaims beneficial ownership. Includes options to purchase 5,000 shares of Company's common stock, and excludes unvested options to purchase 5,000 shares of common stock.

(7) Includes options to purchase 285,870 shares of Company's common stock and excludes unvested options to purchase 100,000 shares of common stock.

(8) Includes options to purchase 35,000 shares of Company's common stock and excludes unvested options to purchase 25,000 shares of common stock.

(9) Includes options to purchase 30,000 shares of Company's common stock and excludes unvested options to purchase 50,000 shares of common stock.

(10) Includes warrants to purchase 2,000 shares of common stock and excludes unvested options to purchase 5,000 shares of common stock.

(11) Includes options to purchase 10,000 shares of Company's common stock and excludes unvested options to purchase 20,000 shares of common stock.

(12) First Union Private Capital, an affiliate of First Union Corporation (now known as Wachovia Corporation), obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.

(13) Nationwide Financial Services obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information concerning employment and severance agreements with, and compensation of, the Corporation's executive officers and directors, see "Executive Compensation". The Directors' Plan provides that directors, upon joining the Board, and for one year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

         Effective August 31,2001, TeamStaff, Inc. completed its acquisition of BrightLane. As a result of a reverse subsidiary merger with a subsidiary of TeamStaff, BrightLane is now a wholly owned subsidiary of TeamStaff.

         In connection with the transaction, persons holding BrightLane options to acquire approximately 2,078,000 BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. TeamStaff made recourse loans of approximately $ 1,047,000 principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans are repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. As of September 30, 2002, approximately $654,000.00 of these loans has been repaid or forgiven. All loans must be repaid in cash with the exception of one loan. Under the terms of the Company's employment agreement with an executive officer of the Company's BrightLane subsidiary, the loan ($131,000) is to be forgiven over a two-year period of time as long as the officer remains employed by the Company.

         First Union Corporation, through an affiliate held all of the BrightLane Series B Preferred stock, and therefore owns 3,334,117 shares of TeamStaff's Common Stock (approximately 21%). In addition, Nationwide Financial Services, Inc. held all of the BrightLane Series C Preferred stock, and therefore owns 2,256,488 shares of TeamStaff's Common Stock (approximately 14%).

         The Company and First Union Corporation (renamed Wachovia), a leading financial services company, have signed, effective August 31, 2001, an agreement to market the Company's professional employer services to Wachovia's small business customers. The agreement calls for a two-year, extendable relationship in which the Company will be an authorized marketer of professional employer services to Wachovia's business banking customers. This agreement presents the Company with a significant opportunity to market its services to Wachovia's extensive customer base of over one million small businesses. At the same time it presents Wachovia an opportunity to offer a comprehensive outsourced human resource package to its clients. Wachovia owns approximately 21% of the Company's stock.

         Under the terms governing the transaction, certain option holders were restricted from selling TeamStaff shares acquired from the exercise of their BrightLane options for a period of up to two years. T. Stephen Johnson and his spouse, Mary Johnson, also a former director of BrightLane, were the only option holders who exercised their options and who were subject to these lockup provisions. Due to the significant rise in the Company's stock price and the significant increase in the amount of the tax loans to be made to
T. Stephen Johnson and Mary Johnson, the Board of Directors of TeamStaff concluded it would be more appropriate to allow Mr. and Mrs. Johnson to sell a portion of their TeamStaff shares to cover their tax liability rather than carry a large loan receivable on the Company's financial statements. The Board therefore agreed to allow the sale of up to 40% of Mr. and Mrs. Johnson's option shares(approximately 56,230 TeamStaff shares) as an exempt transaction under SEC Rule 16(b)(3).

         Under the terms of the agreements governing the BrightLane transaction, TeamStaff agreed to register for resale shares obtained by former BrightLane shareholders who would be deemed "affiliates" under SEC rules and regulations. The registration statement includes 6,096,946 shares of common stock owned by these persons. Certain former shareholders of BrightLane, who are selling security holders, including First Union Corporation, Nationwide Financial Services and T Stephen Johnson agreed to the terms of a "lockup" agreement whereby they have agreed that the shares of TeamStaff obtained by them may only be sold as follows: commencing on the first anniversary of the transaction (August 31, 2002) 50% of the acquired shares may be sold and commencing on the second anniversary the remaining shares may be sold. The Board of Directors has reserved the right to release all of part of the shares from the lockup prior to its expiration.

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

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

         Our management, under the supervision and with the participation of our chief executive officer and controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Annual Report on Form 10-K. Based on their evaluation, our chief executive officer and controller have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-K has been made known to them.

CHANGES IN INTERNAL CONTROLS:

         TeamStaff replaced Arthur Andersen, LLP with PricewaterhouseCoopers
LLP as its independent auditors in April 2002. As previously stated, PricewaterhouseCoopers advised our Audit Committee at its December 10, 2002 meeting that it believed there were material weaknesses in TeamStaff's internal controls including, among other things, the competency of its financial personnel. PricewaterhouseCoopers also advised that it believed it would be essential for the Company to employ a new Chief Financial Officer, who would need to gain sufficient familiarity with TeamStaff's system of internal controls and financial reporting to enable such individual to certify the fiscal year 2002 consolidated financial statements. PricewaterhouseCoopers further conditioned the continuance of its audit on the employment of a new Chief Financial Officer. PricewaterhouseCoopers acknowledged that in view of the foregoing, it was likely that we would be unable to make a timely filing of our annual report for fiscal year 2002. In response to PricewaterhouseCoopers' concerns, among other actions, the Audit Committee recommended that Mr. Kelly be relieved of his responsibilities as Chief Financial Officer. The Board of Directors accepted the Audit Committee's recommendation. TeamStaff's new auditor, Lazar Levine & Felix LLP has conducted a review of our internal controls in connection with its audit of the fiscal year 2002 consolidated financial statements and the restatement of fiscal year 2001. In conducting the audit for fiscal year ended September 30, 2002, Lazar expanded its testing of Teamstaff's internal controls, including Information Technology controls, to include the fiscal year ended September 30, 2001. This was done since the Arthur Anderson LLP work papers were not readily available for review by Lazar and to investigate the concerns regarding internal controls by PricewaterhouseCoopers. As a result of its expanded testing, no material weaknesses in the systems were found.

         Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, TeamStaff, among other actions, formed a Disclosure Committee comprised of various members of our management team. The Disclosure Committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures. Other than as described above, there have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K(a)

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

EXHIBIT
  NO.                             DESCRIPTION
--------                          -----------
   2.1   --Plan and Agreement of Merger and Reorganization dated as of October
         29, 1998 among the Company, the merger corporations (as defined), the
         TeamStaff Entities and certain individuals and trusts as shareholders of the TeamStaff entities (filed as Exhibit A to Proxy Statement of
         Digital Solutions, Inc, dated November 12, 1998).

  2.2 --Form of Asset Purchase Agreement dated as of April 7, 2000 by and between TeamStaff, Inc.,TeamStaff V, Inc. Outsource International, Inc.
         , and Synadyne I, Inc., Synadyne II, Inc.,Synadyne III, Inc., Synadyne
         IV, Inc., Synadyne V, Inc., Guardian Employer East LLC and Guardian
         Employer West LLC.

  2.3    --Agreement and Plan of Merger by and among TeamStaff, Inc., TeamSub,
         Inc and BrightLane.com, Inc., dated as of March 6, 2001, as amended by Amendment No. 1 dated as of March 21, 2001 and Amendment No. 2 dated as of April 6, 2001 (filed as Appendix A to the Proxy Statement/prospectus filed on August 7, 2001, SEC File no. 333-61730, as part of Registrant's
         Registration Statement on Form S-4).

  3.1 --Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).

  3.2    --Form of Form of Certificate of Designation of Series A Preferred
         Stock (filed as Exhibit 3.1 to Form 8-K dated April 6, 2001).

  3.3    --Amended By-Laws of Registrant adopted as of May 15, 2001 (filed as
         Exhibit 3.4 to the Registration Statement on Form S-4 File No.
         333-61730).

  3.4 --Amended and restated by-laws of Registrent adopted as of August 29, 2001 (filed as Exhibit 3,5 to the Registrant's Form S-3 filed on
         December 19,2001)

  4.1    --Form of the Common Stock Certificate (Exhibit 4.1 to Registration
         Statement on Form S-18, File No. 33-46246-NY).

  4.2    --2000 Employee Stock Option Plan (filed as Exhibit B to the Proxy
         Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

  4.3 --2000 Non-Executive Director Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

 10.1    --Form of Employment Agreement between TeamStaff, Inc. and Donald
         Kappauf dated as of April 2, 2001 (filed as Exhibit 10.1 to the
         Registrants Proxy Statement/Prospectus on form S-4 File No. 333-61730)

 10.2 --Form of Employment Agreement between TeamStaff, Inc. and Donald Kelly dated as of April 2,2001(filed as Exhibit 10.2 to the Registrants Proxy
         Statement/Prospectus on form S-4 File No.333-61730)

 10.3    --Lease dated May 30, 1997 for office space at 300 Atrium Drive,
         Somerset, New Jersey (Exhibit 10.6.1 to Form 10-K for the fiscal year ended September 30, 1997).

 10.4    --Form of Agreement between TeamStaff and Donald & Co. Securities, Inc
         . (filed as Exhibit 10.27 to Form S-3/A dated June 28, 2000).

 10.5    --Employment Agreement dated October 1, 1999 between our company and
         Donald Kappauf (filed as Exhibit 10.32 to Form S-3/A dated June 28,
         2000).

 10.6    --Employment Agreement dated October 1, 1999 between our company and
         Donald Kelly (filed as Exhibit 10.33 to Form S-3/A dated June 28, 2000).

 10.7    --Form of Stock Purchase Agreement dated as of April 6, 2001 between
         TeamStaff, Inc. and BrightLane.com, Inc. with respect to purchase of Series A Preferred Stock (filed as Exhibit 10.1 to Form 8-K dated April
         6, 2001).

 10.8    --Form of Registration Rights Agreement dated as of April 6, 2001 between TeamStaff, Inc. and BrightLane.com, Inc. (filed as Exhibit 10.2 to Form 8-K dated April 6, 2001).

 10.9    --Form of Marketing Agreement dated as of April 11, 2001 between First
         Union Corporation and TeamStaff, Inc.

 10.10 --Form of Voting Agreement provided by BrightLane Shareholders as provided in the Agreement and Pla of Merger by and among TeamStaff, Inc., TeamSub, Inc., and BrightLane.com, Inc., dated as of March 6,
         2001 as amended by Amendment No. 1 dated as of March 21, 2001 and Amendment No. 2 dated as of April 6, 2001.

 10.11   --Form of Escrow Agreement between TeamStaff, Inc. and BrightLane
         Shareholders with respect to the placement of 150,000 shares into escrow by the BrightLane shareholders (filed as Appendix B to the proxy statement/prospectus filed on August 7, 2001 SEC File No. 333.61730).

 10.12*  --Form of Severance Agreement dated as of May 22, 2002 between the
         Registrant and Donald Kappauf.

 10.13*  --Form of Severance Agreement dated as of May 22, 2002 between the
         Registrant and Donald Kelly.

 10.14* --Form of Loan and Security Agreement dated as of April 9, 2002 by and among the Registrant, its subsidiaries and Fleet National Bank

 10.15* --Form of Master Note dated as of April 9, 2002 by and by and among the Registrant, its subsidiaries and Fleet National Bank.

 21.0 *  --Subsidiaries of Registrants.

 23.1*   --Consent of Lazar Levine and Felix LLP.

 99.1*   --Certification pursuant to Section 906 of the  Sarbanes-Oxley Act of
         2002

 (b)     Reports on Form 8-K

         No Reports on Form 8-K were filed during the fourth fiscal quarter

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

                                                      TEAMSTAFF, INC.

                                                      /s/Donald W. Kappauf
                                                      --------------------

                                                      Donald W. Kappauf
                                                      President and Chief
                                                      Executive Officer

Dated: February 3, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/T. Stephen Johnson                 Chairman of the Board                              February 3, 2003
---------------------------------
T. Stephen Johnson

/s/Karl W. Dieckmann                  Vice-Chairman of the Board                         February 3, 2003
--------------------------------
Karl W. Dieckmann

/s/Martin J. Delaney                  Director                                           February 3, 2003
----------------------------------
Martin J. Delaney

/s/Benjamin J. Dyer                   Director                                           February 3, 2003
---------------------------------
Benjamin J Dyer

/s/Rocco Marano                       Director                                           February 3, 2003
-----------------------------
Rocco Marano

/s/Donald W. Kappauf                  President, Chief Executive                         February 3, 2003
-------------------------------       Officer and Director
Donald W. Kappauf

                                                                         ANNEX A

CERTIFICATIONS*

I, Donald W. Kappauf, certify that:

1.       I have reviewed this annual report on Form 10-K of TeamStaff, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Donald W. Kappauf
Date: February 3, 2003                     ____________________________________
                                           President and Chief Executive Officer

CERTIFICATIONS*
I, Gerard A. Romano, certify that:

1.       I have reviewed this annual report on Form 10-K of TeamStaff, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 3, 2003

                                                  /s/ Gerard A. Romano
                                                  _____________________
                                                   Corporate Controller

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Report Of Independent Public Accountants                                                                  F-2

Report Of Predecessor Independent Public Accountants                                                      F-3

Consolidated Balance Sheets As Of September 30, 2002 and 2001                                             F-4

Consolidated Statements Of Income and Comprehensive Income For The Years Ended
   September 30, 2002, 2001 and 2000                                                                      F-6

Consolidated Statements Of Shareholders' Equity For The Years Ended
   September 30, 2002, 2001 and 2000                                                                      F-7

Consolidated Statements Of Cash Flows For The Years Ended
   September 30, 2002, 2001 and 2000                                                                      F-8

Notes To Consolidated Financial Statements                                                                F-9

Schedule I -- Valuation And Qualifying Accounts For The Years Ended
   September 30, 2002, 2001 and 2000                                                                      S-1

Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of TeamStaff, Inc.
Somerset, NJ:

We have audited the accompanying balance sheet of TeamStaff, Inc. as of September 30, 2002, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in Part IV, Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of TeamStaff, Inc. as of September 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of TeamStaff, Inc. as of September 30, 2001, and for the years ended September 30, 2001 and 2000, before the restatement described in Note (12), were audited by other auditors who have ceased operations and whose report dated January 11, 2002, expressed an unqualified opinion on those statements. We audited the adjustments described in Note (12) that were applied to restate the 2001 financial statements, and in our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit or apply any procedures to the 2001 financial statements of the Company, other than with respect to such adjustments and, accordingly we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                                               Lazar, Levine & Felix,LLP

New York, NY
January 30, 2003

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

                                                    ARTHUR ANDERSEN LLP

Roseland, New Jersey
December 31, 2001 (except for Note 11, as to which the date in January 1, 2002

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSON LLP IN CONNECTION WITH TEAMSTAFF, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002 AND 2001

                                   Page 1 of 2


                                                                                                                2001
                                                                                   2002                      As Restated
                                                                          ------------------------      ----------------------
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                  $12,455,000                   $13,725,000
   Restricted cash                                                                129,000                       129,000
   Accounts receivable, net of allowance for doubtful accounts
     of $262,000 and $549,000 at September 30, 2002 and 2001                   24,569,000                    25,149,000
   Deferred tax asset                                                           1,791,000                     2,241,000
   Other current assets                                                         4,841,000                     1,016,000
                                                                          ------------------------      ----------------------

                Total current assets                                           43,785,000                    42,260,000
                                                                          ------------------------      ----------------------

EQUIPMENT AND IMPROVEMENTS:
   Equipment                                                                    3,321,000                     3,114,000
   Computer equipment                                                           2,411,000                     2,038,000
   Leasehold improvements                                                         358,000                       290,000
                                                                          ------------------------      ----------------------
                                                                                6,090,000                     5,442,000

   Less - accumulated depreciation and amortization                            (4,289,000)                   (3,607,000)
                                                                          ------------------------      ----------------------

                                                                                1,801,000                     1,835,000
                                                                          ------------------------      ----------------------

DEFERRED TAX ASSET                                                              6,680,000                     6,984,000

AMORTIZED INTANGIBLE ASSETS, net of accumulated amortization of
$822,000 and $187,000 at September 30, 2002 and 2001                            2,375,000                     1,570,000

INDEFINITE LIFE INTANGIBLE ASSETS                                              11,109,000                    11,109,000

GOODWILL                                                                       27,167,000                    26,441,000

OTHER ASSETS                                                                    1,049,000                     1,661,000
                                                                          ------------------------      ----------------------

                                                                              $93,966,000                   $91,860,000
                                                                          ========================      ======================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002 AND 2001

                                   Page 2 of 2

                                                                                                                  2001
                                                                                              2002             As Restated
                                                                                        -----------------    ---------------
                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                       $    59,000          $    70,000
   Accounts payable                                                                          4,252,000            7,072,000
   Accrued payroll                                                                          17,034,000           14,013,000
   Accrued expenses and other current liabilities                                            6,464,000            8,365,000
                                                                                        -----------------    ----------------

                Total current liabilities                                                   27,809,000           29,520,000

LONG-TERM DEBT, net of current portion                                                         147,000              193,000
ACCRUED PENSION LIABILITY                                                                    1,271,000            1,004,000
                                                                                        -----------------    ----------------

                Total liabilities                                                           29,227,000           30,717,000
                                                                                        -----------------    ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value; authorized 5,000,000 shares;  0 issued
     and outstanding                                                                                 -                    -
   Common stock, $.001 par value; authorized 40,000,000 shares;
     issued 16,237,142 and 16,196,942; outstanding 15,906,886 and
     16,109,631, respectively                                                                   16,000               16,000
   Additional paid-in capital                                                               65,200,000           63,544,000
   Accumulated retained earnings (deficit)                                                   1,313,000           (1,762,000)
   Receivable from shareholder                                                                       -              (90,000)
   Accumulated comprehensive losses                                                           (142,000)             (63,000)
   Treasury stock, 330,256 and 87,311 shares at cost, respectively                          (1,648,000)            (502,000)
                                                                                        -----------------    ----------------

                                                                                            64,739,000           61,143,000
                                                                                        -----------------    ----------------

                                                                                           $93,966,000          $91,860,000
                                                                                        =================    ================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                    For the Years Ended September 30,
                                                                                 2001
                                                               2002           As Restated            2000
                                                          --------------     --------------     --------------
REVENUES                                                  $  665,965,000     $  649,727,000     $  447,743,000

DIRECT EXPENSES                                              632,320,000        621,630,000        426,987,000
                                                          --------------     --------------     --------------
                Gross profit                                  33,645,000         28,097,000         20,756,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                   28,321,000         23,395,000         17,005,000

DEPRECIATION AND AMORTIZATION                                  1,413,000          1,424,000          1,333,000
                                                          --------------     --------------     --------------
                Income from operations                         3,911,000          3,278,000          2,418,000
                                                          --------------     --------------     --------------
OTHER INCOME (EXPENSE):
   Interest income                                             1,057,000            911,000            584,000
   Interest expense                                             (168,000)        (1,274,000         (1,601,000)
   Other income (expense)                                         60,000             48,000            (22,000)
                                                          --------------     --------------     --------------
                                                                 949,000           (315,000)        (1,039,000)
                                                          --------------     --------------     --------------
   Income before income taxes and extraordinary item           4,860,000          2,963,000          1,379,000

INCOME TAX EXPENSE                                            (1,785,000)        (1,261,000           (428,000)
                                                          --------------     --------------     --------------
          Income before extraordinary item                     3,075,000          1,702,000            951,000

EXTRAORDINARY ITEM - EARLY EXTINGUISTMENT OF DEBT, NET
OF TAX BENEFIT OF $256,000                                             -           (354,000                  -
                                                          --------------     --------------     --------------
                Net income                                     3,075,000          1,348,000            951,000

OTHER COMPREHENSIVE EXPENSE:
   Minimum pension liability adjustment, net of tax              (79,000)           (63,000                  -
                                                          --------------     --------------     --------------

COMPREHENSIVE INCOME                                      $    2,996,000     $    1,285,000     $      951,000
                                                          ==============     ==============     ==============
EARNINGS PER SHARE - BASIC
   Income before extraordinary item                       $         0.19     $         0.20     $         0.12
   Extraordinary item                                                  -              (0.04)                 -
                                                          --------------     --------------     --------------
   Net Income                                             $         0.19     $         0.16     $         0.12
                                                          ==============     ==============     ==============
EARNINGS PER SHARE - DILUTED
   Income before extraordinary item                       $         0.19     $         0.19     $         0.12
   Extraordinary item                                                  -              (0.04)                 -
                                                          --------------     --------------     --------------
   Net Income                                             $         0.19     $         0.15     $         0.12
                                                          ==============     ==============     ==============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                          16,013,546          8,693,243          7,954,176
                                                          ==============     ==============     ==============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
OUTSTANDING - DILUTED                                         16,183,466          8,907,282          7,990,912
                                                          ==============     ==============     ==============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                                    Accumulated
                                                                     Additional      Retained           Receivable
                                              Common Stock            Paid-In        Earnings/             From
                                           Shares        Amount       Capital        (Deficit)          Shareholder
                                        ----------------------------------------------------------------------------
BALANCE,
September 30, 1999                       7,980,718    $   8,000    $  21,093,000   $ (4,061,000)              -

Exercise of stock options                      887            -            4,000              -               -
Common stock repurchased                         -            -                -              -               -
Non-cash compensation
expense related to warrants                      -            -          200,000              -               -
Net income                                       -            -                -        951,000               -
                                        ------------------------------------------------------------------------
BALANCE,
September 30, 2000                       7,981,605        8,000       21,297,000     (3,110,000)              -

Common stock repurchased                         -            -                -              -               -
Exercise of stock options                   16,775            -           16,000              -               -
Exercise of stock warrants                  73,570            -          179,000              -               -
Common stock issued in
connection with the
acquisition of BrightLane                8,066,522        8,000       41,892,000              -               -
Common stock issued in connection
with the acquisition of HR2                 89,224            -          300,000              -               -
Settlement of certain escrow shares        (54,996)           -         (340,000)             -               -
Stock sold to director                      10,114            -           40,000              -               -
Receivable from shareholder in
connection with option exercise             14,128            -           90,000              -         (90,000)
Non-cash compensation
expense related to warrants                      -            -           70,000              -               -
Minimum pension liability
adjustment Net income, as restated               -            -                -      1,348,000               -
                                        ------------------------------------------------------------------------
BALANCE,
September 30, 2001
As Restated                             16,196,942       16,000       63,544,000     (1,762,000)        (90,000)

Common stock repurchased                         -            -                -              -               -
Exercise of stock options                   36,914            -          129,000              -               -
Exercise of stock warrants                   3,286            -           14,000              -               -
Repayment of loan to Shareholder                 -            -                -              -          90,000
Income tax benefit from
stock options exercised                          -            -        1,513,000              -               -
Minimum pension liability
adjustment                                       -            -                -              -               -
Net income                                       -            -                -      3,075,000               -
                                        ------------------------------------------------------------------------
BALANCE,
September 30, 2002                      16,237,142    $  16,000    $  65,200,000   $  1,313,000             -0-
                                        ========================================================================


                                           Treasury Stock              Other           Total
                                                                   Comprehensive   Shareholders
                                            Shares      Amount          Loss           Equity
                                        -------------------------------------------------------
BALANCE,
September 30, 1999                          18,300   $  (75,000)  $            -   $ 16,965,000

Exercise of stock options                        -            -                -          4,000
Common stock repurchased                    17,100      (61,000)               -        (61,000)
Non-cash compensation
expense related to warrants                      -            -                -        200,000
Net income                                       -            -                -        951,000
                                        -------------------------------------------------------
BALANCE,
September 30, 2000                          35,400     (136,000)               -     18,059,000

Common stock repurchased                    51,911     (366,000)               -       (366,000)
Exercise of stock options                        -            -                -         16,000
Exercise of stock warrants                       -            -                -        179,000
Common stock issued in
connection with the
acquisition of BrightLane                        -            -                -     41,900,000
Common stock issued in connection
with the acquisition of HR2                      -            -                -        300,000
Settlement of certain escrow shares              -            -                -       (340,000)
Stock sold to director                           -            -                -         40,000
Receivable from shareholder in
connection with option exercise                  -            -                -              -
Non-cash compensation
expense related to warrants                      -            -                -         70,000
Minimum pension liability
adjustment                                                               (63,000)       (63,000)
Net income, as restated                          -            -               --      1,348,000
                                        -------------------------------------------------------
BALANCE,
September 30, 2001
As Restated                                 87,311     (502,000)         (63,000)    61,143,000

Common stock repurchased                   242,945   (1,146,000)               -     (1,146,000)
Exercise of stock options                        -            -                -        129,000
Exercise of stock warrants                       -            -                -         14,000
Repayment of loan to Shareholder                 -            -                -         90,000
Income tax benefit from
stock options exercised                          -            -                -      1,513,000
Minimum pension liability
adjustment                                       -            -          (79,000)       (79,000)
Net income                                       -            -                -      3,075,000
                                        -------------------------------------------------------
BALANCE,
September 30, 2002                         330,256  $(1,648,000)  $    (142,000)   $ 64,739,000
                                        =======================================================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended September 30,
                                                                                                    2001
                                                                               2002              As Restated               2000
                                                                          -------------         -------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   3,075,000         $   1,348,000          $    951,000
   Adjustments to reconcile net income to net
    cash provided by operating activities, net of acquired businesses:
Deferred income taxes                                                         1,173,000               123,000                73,000
   Depreciation and amortization                                              1,413,000             1,424,000             1,333,000
   Provision for doubtful accounts                                              546,000               526,000               162,000
   Non-cash write-off of deferred financing cost                                      -               435,000                     -
   Loss on disposal of equipment                                                      -                     -                24,000
   Non-cash compensation expense related to warrants                                  -                70,000               200,000
   Gain on sale of regional office                                                    -               (50,000)                    -
Changes in operating assets and liabilities, net of acquired businesses:
   Decrease (increase) in accounts receivable                                    34,000            (4,977,000)           (7,905,000)
   (Increase) decrease in other current assets                               (3,545,000)              449,000              (220,000)
   Decrease (increase) in other assets                                          (87,000)           (1,901,000)              197,000
   (Decrease)increase in accounts payable, accrued
       expenses and other current liabilities                                (1,700,000)            5,174,000             9,040,000
   Decrease (increase) in restricted cash                                             -               246,000               (13,000)
   Increase in pension liability                                                267,000             1,004,000                     -
                                                                          -------------         -------------          ------------
                  Net cash provided by operating activities                   1,176,000             3,871,000             3,842,000
                                                                          -------------         -------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                         (2,183,000)             (589,000)             (486,000)
   Proceeds from sale of regional office                                              -               500,000                     -
   Acquisition of businesses, net of cash acquired                             (727,000)           10,283,000            (3,314,000)
                                                                          -------------         -------------          ------------
            Net cash (used in) provided by investing activities              (2,910,000)           10,194,000            (3,800,000)
                                                                          -------------         -------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on long-term debt                                         -                     -             4,000,000
   Principal payments on long-term debt                                               -            (6,983,000)           (1,055,000)
   Payments on revolving line of credit                                               -              (899,000)             (559,000)
   Net proceeds from issuance of preferred stock                                      -             3,500,000                     -
   Repayments on capital leases obligations                                     (57,000)              (49,000)              (34,000)
   Net proceeds from issuance of common stock, net of expenses                        -                40,000                     -
   Net proceeds from the exercise of stock options and warrants                 144,000               195,000                 4,000
   Common shares repurchased                                                 (1,146,000)             (366,000)              (61,000)
   Repayment of loan from Shareholder                                            90,000                     -                     -
   Net comprehensive expense on pension                                         (79,000)              (63,000)                    -
   Income tax benefit on stock options exercised                              1,512,000                     -                     -
                                                                          -------------         -------------          ------------
            Net cash provided by (used in)  financing activities                464,000            (4,625,000)            2,295,000
                                                                          -------------         -------------          ------------
            Net (decrease) increase in cash and cash equivalents             (1,270,000)            9,440,000             2,337,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               13,725,000             4,285,000             1,948,000
                                                                          -------------         -------------          ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  12,455,000         $  13,725,000          $  4,285,000
                                                                          =============         =============          ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for-
   Interest                                                               $     168,000         $   1,892,000          $  1,242,000
                                                                          =============         =============          ============
   Income taxes                                                           $   1,190,000         $     797,000          $    489,000
                                                                          =============         =============          ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
   TRANSACTIONS:
   Borrowings under capital leases                                                    -                     -          $    272,000
   Fair value of escrow shares received in settlement                                 -               340,000                     -
   Note receivable in connection with sale of regional office (El Paso)         125,000               425,000                     -
   Retirement of preferred stock                                                      -             3,500,000                     -
   Receivable from shareholder in connection with option exercised                    -                90,000                     -
                                                                          =============         =============          ============

During fiscal 2001 the Company issued common stock valued at $41.9 million in connection with the acquisition of BrightLane.com and HR2.

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND BUSINESS:

                  TeamStaff, Inc. (the "Company"), formerly Digital Solutions, Inc. ("DSI") a New Jersey Corporation, with its subsidiaries, provides a broad spectrum of human resource services including professional employer services, payroll processing, human resource administration and placement of temporary and permanent employees. The Company has regional offices in Somerset, New Jersey; Houston, Texas; Northampton, Massachusetts; and Clearwater and Boca Raton, Florida and sales service centers in New York, New York; Houston, Texas; Boca Raton and Clearwater, Florida; Woburn and Northampton, Massachusetts; Alpharetta, Georgia; and Somerset, New Jersey.

                  Effective April 8, 2000, the Company acquired substantially all of the assets of the professional employer organization division of Outsource International, Inc. ("Outsource") which had operated under the trade name "Synadyne". The Company operates these assets, which were comprised mostly of PEO contracts, as part of its TeamStaff SB division.

                  Effective October 2, 2000, the Company acquired all the stock of the professional employer organization ("PEO") business of HR(2).

                  Effective August 31, 2001, the Company acquired all the stock of BrightLane.com, inc. (BrightLane).

                  Effective January 1, 2002, TeamStaff acquired the accounts and related assets of Corporate Staffing Concepts LLC., a PEO entity operating primarily in western Massachusetts and Connecticut.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PRESENTATION-

                  The accompanying consolidated financial statements include the accounts of TeamStaff, Inc. and its subsidiaries, all of which are wholly owned. The results of operations of acquired companies within the period reflected have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

                  The financial statements related to fiscal year 2001 contained in these financial statements have been restated to reflect certain adjustments which are described in detail in Note 12.

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

                  The Medical Staffing revenue is recognized as service is rendered. The Company bills its clients based on an hourly rate. The hourly rate is intended to cover the Company's direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally, included in revenue related to medical staffing are commissions from permanent placements. Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer's workforce as a permanent employee.

                  The Payroll services revenue is recognized as service is rendered and consists primarily of administrative service fees charged to clients for the processing of paychecks as well as preparing quarterly and annual payroll related reports.

                  In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company recognizes all amounts billed to its PEO and temporary staffing customers as gross revenue because the Company is at risk for the payment of its direct costs, whether or not the Company's customers pay the Company on a timely basis or at all, and the Company assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees, and employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services. The Company also recognizes as gross revenue and as unbilled receivables, on a accrual basis, any such amounts which relate to services performed by worksite and temporary employees which have not yet been billed to the customer as of the end of the accounting period. Unbilled receivables totaled $16,552,000 and $13,693,000 as of September 30, 2002 and 2001 respectively. All such amounts are expected to be realized in the subsequent year.

                  In December 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (or "SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 in fiscal 2001 did not have any impact on the consolidated financial statements.

    CONCENTRATIONS OF CREDIT RISK-

                  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. TeamStaff monitors the financial health of these banking institutions.

                  The Company's customer base consists of over 3,000 client companies, representing approximately 46,000 employees (including payroll services employees) as of September 30, 2002. The Company's client base is broadly distributed throughout a wide variety of industries; however, more than 75% of the customers in the payroll processing area are in the construction industry and substantially all of TeamStaff-Rx customers are in the healthcare industry. Credit, when given, is generally granted on an unsecured basis.

    CASH EQUIVALENTS-

                  For purposes of the statements of cash flows, the Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

    RESTRICTED CASH-

                  This is cash restricted in connection with BrightLane's office lease.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS-

                  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay its service fees. The Company believes that the success of its PEO business is heavily dependent on its ability to collect these service fees for several reasons, including (i) the large volume and dollar amount of transactions processed by the Company, (ii) the periodic and recurring nature of payroll, upon which the service fees are based, and
         (iii) the fact that the Company is at risk for the payment of its direct costs regardless of whether its clients pay their service fees. To mitigate this risk, the Company has established very tight credit policies. The Company generally requires its clients to pay their service fees no later than one day prior to the applicable payroll date. In addition, the Company maintains the right to terminate its Client Service Agreement and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client's financial position or upon nonpayment by a client. As a result of these efforts, the outstanding balance of accounts receivable and subsequent losses related to customer nonpayment have historically been very low as a percentage of revenues.

    FAIR VALUE-

                  The Company has financial instruments, none of which is held for trading purposes. The Company estimates that the fair value of all financial instruments at October 31, 2002 and 2001, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

    EQUIPMENT AND IMPROVEMENTS-

                  Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the lease term or estimated useful life for leasehold improvements.

    ACQUIRED INTANGIBLE ASSETS-

                                            As of September 30, 2002
                                            ------------------------
                                  Gross Carrying    Accumulated
                                      Amount        Amortization         Net
                                  --------------    ------------    ------------
Amortized intangible assets
     Software                     $   2,468,000      $  (705,000)   $  1,763,000
     Pension                            729,000         (117,000)        612,000
                                  -------------      -----------    ------------
     Total                        $   3,197,000      $  (822,000)   $  2,375,000
                                  =============      ===========    ============

                                            As of September 30, 2001
                                            ------------------------
                                  Gross Carrying     Accumulated
                                      Amount        Amortization        Net
                                  --------------    ------------    ------------
Amortized intangible assets
     Software                     $   1,028,000      $  (129,000)   $    899,000
     Pension                            729,000          (58,000)        671,000
                                  -------------      -----------    ------------
     Total                        $   1,757,000      $  (187,000)   $  1,570,000
                                  =============      ===========    ============

Aggregate Amortization Expense
     For year ended 9/30/02       $     635,000

Estimated Amortization Expense
     For year ended 9/30/03                      $506,000
     For year ended 9/30/04                       397,000
     For year ended 9/30/05                       387,000
     For year ended 9/30/06                       373,000
     For year ended 9/30/07                       301,000

Indefinite life intangible
assets (described below):
     Tradenames                   $   4,710,000
     First Union Relationship         6,399,000
                                  -------------
     Total                        $  11,109,000
                                  =============


     GOODWILL

                                                       Medical
                                        PEO           Staffing         Total
                                   -------------    ------------   -------------
Balance as of September 30, 2001   $  24,736,000    $  1,705,000   $  26,441,000
Goodwill acquired during year            726,000               -         726,000
                                   -------------    ------------   -------------
Balance as of September 30, 2002   $  25,462,000    $  1,705,000   $  27,167,000
                                   =============    ============   =============

                  Beginning October 1, 2001, with the adoption of the newly required accounting standard (SFAS 142), the Company no longer amortizes goodwill or indefinite life intangible assets. The Company will also continue to review annually its goodwill and other intangible assets for possible impairment or loss of value. The Company determined that no impairment of goodwill or intangible assets existed as of the date of adoption or at September 30, 2002. (See recently adopted accounting standard SFAS 142 below)

                  The goodwill acquired during the year includes $282,000 related to the purchase of Corporate Staffing Concepts and $444,000 in additional charges associated with the acquisition of BrightLane which were mostly related to adjustments of estimates of professional services, employment contracts and taxes.

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

     WORKERS' COMPENSATION-

                  The Company applies loss-development factors to its open years' workers' compensation incurred losses in order to estimate fully developed losses as well as other formula driven methodologies supplied by its current third party administrator. (See Note 7)

     INCOME TAXES-

                  TeamStaff accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

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

         In accordance with SFAS 128, the following table reconciles income before extraordinary item and share amounts used to calculate basic and diluted earnings per share before extraordinary item:

                                                                    Years Ended September 30,

                                                                                2001
                                                                2002        As Restated       2000
                                                           -------------   ------------   ------------
Numerator:
  Income before extraordinary item                         $   3,075,000   $  1,702,000   $    951,000
                                                           =============   ============   ============

Denominator:
  Weighted average number of common shares
    outstanding - Basic                                       16,013,546      8,693,243      7,954,176
  Incremental shares for assumed conversions
    of stock options/warrants                                    169,920        214,039         36,736
                                                           -------------   ------------   ------------

  Weighted average number of common and
    equivalent shares outstanding-Diluted                     16,183,466      8,907,282      7,990,912
                                                           =============   ============   ============

Earnings per share before extraordinary item - Basic       $        0.19   $       0.20   $       0.12
                                                           =============   ============   ============

Earnings per share before extraordinary item - Diluted     $        0.19   $       0.19   $       0.12
                                                           =============   ============   ============

                  Stock options and warrants outstanding at September 30, 2002, 2001, and 2000 to purchase 257,298, 157,006, and 276,961 shares of common stock respectively were not included in the computation of Diluted EPS as they were antidilutive.

     REVERSE STOCK SPLIT-

                  Effective June 2, 2000 the Company effected a reverse stock split at a rate of one (1) new share for each existing 3.5 shares of TeamStaff common stock. All common shares and per share amounts in the accompanying financial statements have been adjusted retroactively to effect the reverse stock split.

     COMPREHENSIVE INCOME(LOSS):

                  The Company has comprehensive losses resulting from its Supplemental Executive Retirement Plan (SERP) (Refer to Note 11 and
         12). When the Company's SERP obligations were measured at September 30, 2002, the amount of the Projected Benefits Obligation (PBO) exceeded the recorded SERP liability. This was due to the fact that rates earned on fixed income investments steadily decreased. The discount rates used in the PBO calculations dropped from 8% in September 2000 to 7.5% in September 2001, and to 6.5% in September 2002. These changes resulted in a comprehensive loss net of tax in fiscal year 2002 of $79,000 and in fiscal year 2001 of $63,000. No other sources of comprehensive gains or losses occurred.

     RECENT ACCOUNTING STANDARDS:

                  During June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and indefinite life intangible assets will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. However, early adoption was allowed and the Company adopted SFAS No. 142 as of October 1, 2001

                  SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives should be tested for impairment. The Company's intangible assets consist primarily of the TeamStaff trade name and the First Union/Wachovia Relationship. This relationship requires First Union/Wachovia to promote TeamStaff's services to its banking customers throughout the United States. The Company's First Union relationship and TeamStaff tradename have indefinite lives and are no longer being amortized effective October 1, 2001 because they are expected to generate cash flows indefinitely. The effect of not amortizing goodwill and intangible assets on income before income taxes and net income for the fiscal year ended September 30, 2002 is $948,000 and $778,000, respectively. The Company estimates that net income and diluted earnings per share would have been approximately $2,126,000 and $0.24, respectively, for the fiscal year ended September 30, 2001 had the provisions of the new standard been applied as of October 1, 2000. The Company estimates that net income and diluted earnings per share would have been approximately $1,680,000 and $0.21, respectively, for the fiscal year ended September 30, 2000 had the provisions of the new standard been applied as of October 1, 1999. The Company tested its intangible assets during the first quarter of the current fiscal year, as required by SFAS No. 142, and there was no impairment. The Company tested its goodwill for impairment during the second quarter of fiscal 2002 as required by SFAS No. 142 and there was no impairment. The Company retested intangible assets and goodwill at September 30, 2002 and there was no impairment. As of September 30, 2002, total net goodwill was $27,167,000 consisting of $25,462,000 and $1,705,000 for the PEO and Medical Staffing segments respectively. Goodwill for the fiscal year ended September 30, 2002 increased $726,000. The increase, all of which related to PEO operations, resulted primarily from the acquisition of Corporate Staffing Concepts, LLC and additional cost associated with the BrightLane acquisition.

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

                  On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable

                  On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. TeamStaff will implement SFAS 148 in the first Quarter 2003.

(3) INCOME TAXES:

                  At September 30, 2002, the Company has available operating loss carryforwards of approximately $22,000,000 to reduce future periods' taxable income. Substantially all of the operating loss carryforwards were acquired in connection with the acquisition of BrightLane on August 31, 2001 (See Note 5). The carryforwards expire in various years beginning in 2004 and extending through 2021. The Company also has tax credits available of approximately $653,000 to reduce future taxable income that begin to expire in 2020. In accordance with IRS regulations, the utilization of operating losses acquired from BrightLane are limited to approximately $2.1 million per year.

                  The Company has recorded an $8,471,000 and a $9,225,000 deferred tax asset at September 30, 2002 and 2001, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. In fiscal 2002, 2001 and 2000, the Company reduced its tax provision by $239,000, $218,000 and $374,000 respectively for certain tax credits which were available to the Company. In 2000, the Company's income tax expense was reduced by a $400,000 tax benefit reflecting the elimination of a valuation allowance.

                  In order for the Company to realize the operating loss carryforward and the tax credits, the Company would have to generate approximately $23,000,000 in future taxable income. Management believes the Company's operations can generate sufficient taxable income to realize this deferred tax asset as a result of the past five years of profitability and its ability to meet its operating plan.

              An analysis of the Company's deferred tax asset is as follows-

                                                               2002          2001 As Restated
                                                          -------------      ----------------
Net operating loss carryforwards and tax credits          $  8,162,000         $  7,764,000
Workers' compensation reserves                                (227,000)           1,122,000
Allowance for doubtful accounts                                101,000              187,000
Depreciation expense                                           (12,000)             170,000
Professional fees                                              172,000                    0
Pension                                                        142,000               76,000
Other items, net                                               133,000              (94,000)
                                                          ------------         ------------
      Deferred income tax asset                           $  8,471,000         $  9,225,000
                                                          ============         ============

                  The components of the income tax expense for income taxes are summarized as follows-

                                               Years Ended September 30,
                                                         2001
                                         2002        As Restated        2000
                                     ------------    ------------    ----------
Current expense                      $    612,000    $  1,138,000    $  355,000
Deferred expense                        1,173,000         123,000        73,000
                                     ------------    ------------    ----------
        Total expense                $  1,785,000    $  1,261,000    $  428,000
                                     ============    ============    ==========

                  The following table indicates the significant elements contributing to the difference between the Federal statutory rates and the Company's effective tax rate-

                                                            Years Ended September 30,
                                                                      2001
                                                       2002        As Restated        2000
                                                    ----------     -----------     ----------
Federal statutory rate                                  34%           34%              34%
State taxes, net of federal income tax benefit           8             8                8
Tax credits                                             (6)           (9)             (28)
Goodwill amortization                                    0             7               13
Other                                                    1             3                4
                                                      ----          ----             ----
                                                        37%           43%              31%
                                                      ====          ====             ====

                  The tax benefits associated with the exercise of non-qualified stock options reduce taxes currently payable by $1,513,000 for 2002. Such benefits are credited to additional paid-in capital.

(4) DEBT:

                  On April 9, 2002, the Company entered into a revolving loan facility with Fleet National Bank, (Fleet). The total outstanding loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support direct debit processing exposure. The annual interest rate is either the Fleet prime rate or LIBOR, at the discretion of the Company, and is currently 4.25%. The facility is collateralized by substantially all of the assets of the Company, including its accounts receivable. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000. As of September 30, 2002, there was no amount outstanding on the credit facility. The Company has an outstanding letter of credit of $4,150,000 under the facility for the Company's workers' compensation policy. (See Note 7)

                  During fiscal years 2001 and 2000 the Company had a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million. Substantially all assets of the Company secured the credit facility. The facility was comprised of (i) two three-year term loans each for $2.5 million, with a five-year amortization, at prime plus 3%; (ii) a three-year term loan for $4.0 million, with a five-year amortization, at prime plus 3% and (iii) a $3.5 million revolving line of credit at prime plus 1% secured by certain accounts receivable of the Company. The credit facility was subject to success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. In addition the $4.0 million term loan was subject to annual success fees at the beginning of each loan year in the amount of $500,000. The credit facility was subject to certain covenants including, but not limited to, a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined.

                  In connection with the BrightLane acquisition, TeamStaff repaid approximately $8,289,000 of total outstanding debt (including interest and related financing fees) owed to FINOVA Capital Corporation during 2001. The loan facility with FINOVA was terminated. Of this amount approximately $3,800,000 was paid in April 2001 and the remaining $4,489,000 was paid in September 2001. As a result, the Company wrote off $435,000 of unamortized financing costs and paid additional fees of $175,000. This has been recorded as an extraordinary loss on the early extinguishment of debt of $354,000, net of tax benefit of $256,000 in fiscal year 2001.

                  Long-term debt at September 30, 2002 and 2001 consists of the following-

                                                                   2001
                                                  2002         As Restated
                                               ----------      -----------
Capital leases                                 $  206,000      $  263,000
Less- Current portion                             (59,000)        (70,000)
                                               ----------      ----------
                                               $  147,000      $  193,000
                                               ==========      ==========

              Maturities of long-term debt as of September 30, 2002 are as follows-

 Year Ending
September 30,
-------------
    2003                              $   59,000
    2004                                  53,000
    2005                                  94,000
                                      ----------
                                      $  206,000
                                      ==========

(5) BUSINESS COMBINATIONS/DISPOSITIONS:

    ACQUISITION OF CORPORATE STAFFING CONCEPTS

                  Effective January 2, 2002, TeamStaff acquired the accounts and related assets of Corporate Staffing Concepts LLC, a PEO entity operating primarily in western Massachusetts and Connecticut. The agreement provided that TeamStaff acquire the PEO related accounts of Corporate Staffing Concepts for $275,000 paid at closing, and stock, which would be paid in connection with an earn out in one year, based upon the number of worksite employees remaining from the accounts being acquired. Subsequent to the balance sheet date, on January 10, 2003, by mutual agreement, the Company fully settled its earn out obligations to Corporate Staffing Concepts LLC by agreeing to pay the sum of $250,000 in cash and to issue 27,500 shares of the Company's Common Stock, for a total purchase price of $603,100.

    ACQUISITION OF BRIGHTLANE.COM

                  Effective August 31, 2001, TeamStaff acquired BrightLane.com, Inc., a technology company founded in 1999 that provided an online business center. Focusing on the small business segment, BrightLane developed several patent-pending information exchange and transaction oriented software solutions to facilitate access across a variety of essential and Internet deliverable administrative products and services.

                  Under the terms of the purchase agreement, TeamStaff acquired all the stock of BrightLane.com through the issuance of 8,066,522 shares of TeamStaff common stock, valued at approximately $41,900,000. TeamStaff also incurred $2,705,000 of certain legal, accounting and investment banking expenses, resulting in a total purchase price of $44,605,000. The acquisition has been accounted for under the purchase method and the results of operations of the acquired company have been included in the statements of income since the date of the acquisition. The purchase price has been allocated based on the estimated fair value at the date of the acquisition as stated below:

Cash acquired                                        $  12,325,000
Deferred tax asset                                       7,400,000
Investment in TeamStaff preferred stock                  3,500,000
Other assets acquired, net                               1,538,000
First Union/Wachovia relationship                        6,900,000
Tradename                                                   10,000
Goodwill                                                12,932,000
                                                     -------------

Total                                                $  44,605,000
                                                     =============

                  Prior to the acquisition, the Company sold to BrightLane $3.5 million of preferred stock and used the proceeds to pay down a portion of the FINOVA debt. The preferred stock was cancelled in connection with the acquisition on August 31, 2001.

                  In connection with the transaction, persons holding BrightLane options to acquire approximately 2,078,000 BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. TeamStaff made recourse loans of approximately $1,047,000 principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans are repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. As of September 30, 2002, approximately $654,000 of these loans has been repaid or forgiven and $393,000 remains outstanding. All loans must be repaid in cash with the exception of one loan. Under the terms of the Company's employment agreement with an executive officer of the Company's BrightLane subsidiary, the loan ($131,000) is to be forgiven over a two-year period of time as long as the officer remains employed by the Company.

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

    ACQUISITION OF SYNADYNE ASSETS

                  Effective April 8, 2000, TeamStaff, Inc. pursuant to an Asset Purchase Agreement acquired substantially all of the assets of the professional employer organization business of Outsource International, Inc. ("Outsource"), which had operated under the tradename "Synadyne". TeamStaff acquired all of the customer contracts of the former Synadyne business. The Company operates these assets, which were comprised mostly of PEO contracts, through its subsidiaries as part of its TeamStaff SB division. Under the terms of the Asset Purchase Agreement, TeamStaff paid an aggregate purchase price of $3,500,000 which includes the assumption of approximately $200,000 in liabilities. The Company also incurred approximately $100,000 for acquisition related expenses. The agreement also provides for an additional potential payment of up to $1,250,000 provided that the former clients of Outsource have at least 9,500 worksite employees as of March 31, 2002. In the event there are less than 9,500 employees, the amount of the earnout will be reduced by a pre-determined formula. The Company calculated that at March 31, 2002 there were 5,879 employees employed by the Company represented by the former Synadyne business and therefore no payment is due to Outsource under the terms of the earnout. However, based on an estimate provided by Outsource, the earnout payment would be approximately $553,000. Under the terms of the agreement, Outsource had a period of 90 days, (which expired on July 19, 2002), to audit the records related to the employees and accounts to determine the earnout. Outsource filed for protection under Chapter 11 of the U.S. Bankruptcy Code on June 11, 2002 in the Central District of California. The Company is unable to predict the impact of Outsource's bankruptcy on the potential earnout. Any subsequent payment would be accounted for as additional purchase price and would be recorded as an increase to goodwill when and if made.

                  Under the original acquisition related agreements, TeamStaff had been providing PEO services to the corporate employees of Outsource. The parties had entered into a court-approved stipulation in the bankruptcy action that TeamStaff would continue to provide these services. Subsequently, the parties mutually agreed to terminate the original service agreement effective July 2002.

    SALE OF El PASO REGIONAL OFFICE

                  In September 2001, the Company sold its regional PEO office in El Paso, Texas. The business was sold for $925,000: $500,000 in cash at closing and $425,000 to be paid in 17 equal monthly installments from October 2001 until February 2003. The gain on sale of this transaction was $50,000. Operations of the El Paso office were immaterial and therefore not reflected as discontinued operations.

                  The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and acquired companies as if the acquisitions and dispositions had occurred at the beginning of the earliest reported period October 1, 1999.

                                                      Fiscal Years Ended September 30,
                                                  ---------------------------------------
----------------------------------------------------------------------------------------------------
                                                                       2001
                                                     2002          As Restated            2000
----------------------------------------------------------------------------------------------------
Revenues                                       $  671,744,000    $  622,356,000      $  517,262,000
----------------------------------------------------------------------------------------------------
Income (Loss) before extraordinary item        $    3,080,000    $   (3,236,000)     $  (13,990,000)
----------------------------------------------------------------------------------------------------
Net income (loss)                              $    3,080,000    $   (3,846,000)     $  (13,990,000)
----------------------------------------------------------------------------------------------------
Earnings/(Loss) per share - basic and          $          .19    $         (.24)     $         (.87)
diluted
----------------------------------------------------------------------------------------------------

(6) ACCRUED EXPENSES AND
    OTHER CURRENT LIABILITIES:

                  Accrued expenses and other current liabilities at September 30, 2002 and 2001 consist of the following-

                                                                    2001
                                                   2002          As Restated
                                               ------------     ------------
Workers' compensation insurance                $  1,673,000     $  3,300,000
Bank overdraft                                    1,874,000        3,237,000
Other                                             2,917,000        1,828,000
                                               ------------     ------------
                                               $  6,464,000     $  8,365,000
                                               ============     ============

(7) COMMITMENTS AND CONTINGENCIES:

    LEASES-

                  Minimum payments under noncancellable lease obligations at September 30, 2002 are as follows-

   Year Ending
  September 30,
------------------
      2003                             $  2,046,000
      2004                                2,077,000
      2005                                1,618,000
      2006                                  686,000
      2007                                  523,000
                                       ------------
                                       $  6,950,000
                                       ============

                  Rent expense under all operating leases was $1,796,000 in 2002, $1,233,000 in 2001, $988,000 in 2000.

    WORKERS' COMPENSATION POLICY-

                  As of March 22, 2002, TeamStaff's insurance provider is Zurich American Insurance Company (Zurich) and the program will be managed by Cedar Hill Insurance Agency, Inc (Cedar Hill). ). This policy covers its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation to non-employees of the Company.

                  The Zurich program will cover the period March 22, 2002 through April 1, 2003, inclusive. The program contains a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the program is paid on a monthly basis based on estimated payroll for the year and is subject to a year-end audit. The Zurich deductible program is collateralized by a letter of credit, inuring to the benefit of Zurich American Insurance Company, and cash held in a trust account with a third party. The letter of credit for $4,150,000 has been secured through Fleet National Bank (Fleet), as part of the Company's line of credit. Payments will be made to the trust on a monthly basis based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Payments to the trust may be adjusted from time to time based on program experience. Claims handling services will be provided by a third party administrator assigned by Cedar Hill. Additionally, TeamStaff has outsourced its underwriting and program management for the Zurich program to Cedar Hill Insurance Agency, Inc. and The Hobbs Group, the Company's workers' compensation insurance broker. At September 30, 2002, the Company has a prepaid current asset of $2,341,000 for the premium and the prepayments made to the trust.

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

                  As part of the two-month extension, which was negotiated in January 2002, the Company was required to pay $495,000 which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, the Company had received a release for those periods from CNA in January 2001, when the Company accepted CNA as its new insurance carrier. The Company has denied CNA's claim and to date, has received $224,000 back from the original $495,000 payment. It is the Company's belief that the remaining funds should be returned as well. Should the Company be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, the Company has a liability on its books for the estimated claims for the two-month extension, which exceeds the $271,000 disputed amount. Accordingly, the Company plans to offset this amount from any monies owed CNA. On January 27, 2003, subsequent to the balance sheet date, the Company filed a complaint of unfair or deceptive acts or practices in the business of insurance against CNA with the New Jersey Division of Insurance.

                  TeamStaff maintained a separate policy for certain of the business of its subsidiary, HR2, Inc., which had provided that TeamStaff was only responsible for the audited premium for each policy period. This policy ended on December 31, 2001. From January 1, 2002 through March 21, 2002, these employees were covered under the CNA policy.

                  On August 7, 2002, the Company entered into an agreement with a prior workers' compensation and employer's liability insurance carrier fully and finally settling all loss and expense charges for four years of coverage, from 1996 to 2000, through the insurance carrier in exchange for an immediate payment by the Company. Pursuant to the agreement, the insurance carrier agreed that no more recalculations would be done for any of the Company's workers' compensation programs with the carrier. As a result of the final adjustment, the Company reduced its reserve for workers' compensation, which resulted in a decrease in direct expenses of $2,661,000.

                  The Company records in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed claims plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by the Company's insurers, internal analysis and its insurance broker. The Company's internal analysis includes quarterly review of open claims and review of historical claims related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate claims, future adjustments may be necessary based on actual claims. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments, as well as the interest earned on the Company's prepayments, the Company also relies on actuarial tables to estimate its ultimate expense.

                  The Company's clients are billed at fixed rates, which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation, which are based upon the Company's assessment of the costs of providing workers' compensation to the client. If the Company's costs for workers' compensation for the workers' compensation policy year are greater than the costs that are included in the client's contractual rate, the Company is unable to recover these excess charges from the clients. The Company reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only and may do so when its workers' compensation policy is renewed or when workers compensation rates are increased by state agencies

                  As of September 30, 2002, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. However, since these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. The Company will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in the Company's prepayments and adjust the reserves as deemed appropriate.

    PAYROLL TAXES

                  TeamStaff has received notices from the IRS concerning misapplication of payroll tax payments between its legal entities, which if not resolved favorably, may result in interest and penalties. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had some interest and penalties abated. TeamStaff believes that after the IRS applies all the funds correctly, all significant interest and penalties will be abated.

    LEGAL PROCEEDINGS

                  In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the Sellers), which were acquired by TeamStaff in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, TeamStaff entered into a settlement agreement with the Sellers. Under the settlement agreement, the Sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $540,000 and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled and TeamStaff agreed to release 29,915 escrow shares to the Sellers. TeamStaff retains 75,000 shares in escrow to provide security for the Seller's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment in the last fiscal year for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the Sellers.

                  TeamStaff's subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. TeamStaff and BrightLane intend to defend themselves vigorously in this matter and believes that they have meritorious and valid defenses to plaintiff's claims. In addition, the former shareholders of BrightLane have placed approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $300,000 threshold. In the event the threshold is reached, some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10/share. It is possible that an award in favor of Atomic Fusion would result in monetary damages against TeamStaff, which could not be recovered under the indemnification provisions because cancellation of the shares in escrow is the sole method of satisfying these indemnification obligations.

                  As a commercial enterprise and employer and in connection with its businesses as a professional employer organization, payroll services and temporary and permanent staffing, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employee suits, workers' compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its PEO clients for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, TeamStaff may be subject to liability.

                  TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff's financial conditions or results of operations.

    EMPLOYMENT AGREEMENTS

                  TeamStaff entered into a new employment agreement with Mr. Donald Kappauf, TeamStaff's President and Chief Executive Officer effective April 2, 2001 and terminating on September 30, 2003, unless extended. If the Company fails to notify Mr. Kappauf prior to six months before the date of termination that it does not intend to negotiate a renewal of the employment of Mr. Kappauf, then the agreement will be automatically extended for a period of one year.

                  Under the terms of this agreement, Mr. Kappauf's base compensation was initially $230,000, increasing to $300,000 commencing September 1, 2001, and subject to yearly increases thereafter at the discretion of the compensation committee. For the fiscal year ended September 30, 2002, Mr. Kappauf received a base salary of $300,000. Mr. Kappauf is also entitled to a bonus based on the achievement of certain performance criteria as determined by the compensation committee.

                  In addition, Mr. Kappauf receives certain other benefits including insurance benefits as are provided to all other executives, a car allowance in the amount of $1,000 per month, participation in the supplemental executive retirement plan and a split dollar life insurance arrangement. The agreement also provided for the grant of 300,000 stock options, which vested in annual increments of one third commencing on the date of the agreement. TeamStaff also entered into a severance agreement with Mr. Kappauf which governs the termination of his employment and certain other events including a change of control of the Company.

                  TeamStaff entered into a new employment agreement with Mr. Donald Kelly, TeamStaff's former Chief Financial Officer, effective April 2, 2001 and terminating on September 30, 2003, unless extended. If the Company fails to notify Mr. Kelly prior to six months before the date of termination that it does not intend to negotiate a renewal of the employment of Mr. Kelly, then the agreement will be automatically extended for a period of one year.

                  Under the terms of this agreement, Mr. Kelly's base compensation was initially $170,000, increasing to $200,000 commencing September 1, 2001, and subject to yearly increases thereafter at the discretion of the compensation committee. For the fiscal year ended September 30, 2002, Mr. Kelly received a base salary of $200,000. Mr. Kelly is also entitled to a bonus based on the achievement of certain performance criteria as determined by the compensation committee.

                  In addition, Mr. Kelly receives certain other benefits including insurance benefits as are provided to all other executives, a car allowance in the amount of $800 per month, participation in the supplemental executive retirement plan and a split dollar life insurance arrangement. The agreement also provided for the grant of 150,000 stock options, which vested in annual increments of one third commencing on the date of the agreement.

                  TeamStaff's future commitment under these employees contracts totals approximately $522,000.

                  TeamStaff also entered into a severance agreement with Mr. Kelly which governs the termination of his employment and certain other events including a change of control of the Company. Pursuant to the severance agreement with Mr. Kelly, in the event he is terminated by the Company for cause, he will be entitled only to his accrued compensation, which means his base salary, reimbursement of business expenses, vacation pay and earned but unpaid bonuses to the date of termination. "Cause" is defined to include conviction of a felony, an intentional and continual failure to substantially perform his duties or an intentional failure to follow or perform a lawful direction of the Board of Directors. If Mr. Kelly is terminated for disability or death, he will be entitled to his accrued compensation and certain other payments such as the pro rata bonus amount. The pro rata bonus amount is defined as the amount equal to the greater of the most recent annual bonus amount paid or the annual bonus paid or payable for the full fiscal year ended prior to the termination, in either case pro-rated through the date of death or disability. In the event that Mr. Kelly's employment terminates for any other reason, the agreement provides for payment of his accrued compensation, a pro rata bonus amount, a bonus amount allocated to the remainder of the term of his employment agreement, his base salary through the remainder of the term of his employment agreement, a severance payment equal to one year's base compensation, a payment equal to the cost of health and other similar benefits for a period of two years and costs associated with outplacement services. In the event of a change of control of the Company, and after such event Mr. Kelly's employment is terminated (either by him or by the Company within 24 months of the event), he is entitled to his base salary, reimbursement of business expenses, vacation pay and earned but unpaid bonuses to the date of termination, as well as an additional severance payment equal to a cash payment of three times the amount of his five year average gross income and all options held by him are deemed vested. A change of control is defined to mean (i) an acquisition by a person (as defined under Section 13(d) of the Securities and Exchange Act of 1934) of 20% or more of the voting stock of the Company (ii) if the persons who comprise the Board of Directors as of May 22, 2002 cease to constitute two-thirds of the Board at any date, except a change of control does not occur if the nomination for election of new board members is approved by two-thirds of the existing board or (iii) the stockholders of the Company approve a merger or consolidation of the Company and the pre transaction stockholders fail to own 85% of the post transaction combined voting power. Further, if the Company is merged with, or sells substantially all of its assets prior to May 24, 2004, Mr. Kelly is entitled, in addition to the other compensation payable upon a change of control, to a success fee equal to $1,000,000; provided that if the value to shareholders in connection with the sale is greater than $9.00 per share, the fee will be increased by the sum of $25,000 for each $.10 per share that exceeds $9.00.

                  Until December 10, 2002, Mr. Kelly held the positions of Chief Financial Officer, Vice President, Finance and Secretary of the Company. In light of the circumstances regarding the removal of Mr. Kelly from his duties, Mr. Kelly may have reason to terminate his employment with the Company for "good reason" and exercise his rights under the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities . . . ." Additionally, the removal of Mr. Kelly from his duties may have caused his benefits under the SERP to become fully vested. The Board of Directors has not made a final determination whether to reinstate Mr. Kelly to his position, and is reviewing the opinions expressed, and findings by TeamStaff's current independent auditors, in connection with the most recent audit and the evaluation of internal controls. The Board of Directors has not made a determination whether Mr. Kelly would be entitled to terminate his employment and exercise these rights pursuant to the severance agreement and be entitled to certain potential payments. In the event that Mr. Kelly exercises these rights, such termination is deemed proper, and Mr. Kelly is eligible to receive all potential compensation under the severance agreement and the SERP, the Company may be required to pay a sum, either directly to Mr. Kelly, in the case of the severance agreement, or to a trust, in the case of any payments to be made pursuant to the SERP, totaling approximately $1.1 million.

    NASDAQ POTENTIAL DELISTING

                  On January 16, 2003, TeamStaff received notice from the NASDAQ Stock Market that an "E" would be appended to its symbol at the opening of business on January 21, 2003 due to the belated filing of TeamStaff's annual report on Form 10-K for fiscal year 2002. NASDAQ further advised TeamStaff that its Common Stock would be delisted from trading on the NASDAQ National Market at the opening of business on January 27, 2003 unless TeamStaff requested a hearing before the NASDAQ Stock Market. TeamStaff requested and was granted a hearing before a NASDAQ panel, which will be held on February 14, 2003. Any potential action on the listing of its stock will be postponed until a decision of the panel has been reached. TeamStaff anticipates that the NASDAQ panel will reach a decision shortly after the hearing. There can be no assurance that NASDAQ will agree to continue the listing of TeamStaff common stock.

(8) SHAREHOLDERS' EQUITY:

                  During 2002, 2001 and 2000, the Company repurchased 242,945, 51,911 and 17,100 shares respectively of its common stock for $1,146,000, $366,000 and $61,000 respectively. Subsequent to September 30, 2002, the Company purchased 137,900 shares of its common stock for $431,000.

              Stock Warrants-

                  The following is a summary of the outstanding warrants to purchase the Company's common stock at September 30, 2002:


Exercise Period     Exercise Period    Exercise Price       Number of Shares of
    From                  To          Per Common Share    Common Stock Reserved
---------------     ---------------   ----------------    ---------------------
 February 1998       February 2003          7.20                  7,143
 January 1999        January 2004           5.25                 21,428
 November 1999       November 2002          4.15                 51,714
 December 2000       January 2005           3.20                 10,000
 August 2001         August 2006            5.16                 16,000
                                                                -------

                                                                106,285
                                                                =======

                  During the fiscal year ending September 30, 2002, the Company granted no warrants and no warrant expired unexercised. During 2002, 3,286 warrants were exercised for net proceeds of $14,000. During the fiscal year ended September 30, 2001, the Company granted 26,000 additional warrants and 69,140 warrants expired unexercised. During 2001, 73,570 warrants were exercised for net proceeds of $179,000. During the fiscal year ended September 30, 2000, the Company granted 100,000 additional warrants and 2,257 warrants expired unexercised. During 2000, no warrants were exercised. For warrants issued to third parties for services, the Company utilizes the Black-Scholes option pricing model to determine fair value and compensation expense. The fair value of the grants issued in 2001 and 2000 and other stock based compensation was determined to be $70,000 and $200,000 respectively, and was included in selling, general and administrative expenses in the accompanying statements of income for the years ended September 30, 2001 and September 30, 2000 respectively.

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

                  The forgoing plans have expired and options are no longer being granted under these plans.

                  2001 EMPLOYEE STOCK OPTION PLAN

                  During 2001, the Board of Directors and shareholders approved the adoption of the 2001 Employees Stock Option Plan (the "2001 Plan") to provide for the grant of options to purchase up to 1,714,286 shares of the Company's common stock to all employees, including senior management. The 2001 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the 2001 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").

                  The 2001 Plan is administered by the Compensation Committee designated by the Board of Directors. The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs, subject to applicable law; the periods during which each option will be exercisable; and the number of shares subject to each option. The Committee has full authority to interpret the 2001 Plan and to establish and amend rules and regulations relating thereto.

                  Under the 2001 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent (10%) shareholder, as defined, such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value.

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

                  NON-EXECUTIVE DIRECTOR PLAN

                  In fiscal 2001, the Board of Directors and stockholders approved the adoption of the 2001 Non-Executive Director Stock Option Plan (the "Director Plan") to provide for the grant of options to non-employee directors of the Company. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from the Company at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Director Plan replaced the previous Director Plan that expired in April 2001.

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

                  The following tables summarize the activity in the Company's stock option plans for the years ended September 30, 2002, 2001 and 2000:


                                                     NUMBER       WEIGHTED AVERAGE     WEIGHTED AVERAGE
                                                   OF SHARES       EXERCISE PRICE         FAIR VALUE
                                                   ----------------------------------------------------
Options outstanding, September 30, 1999              254,714           $  5.57

                                Granted              144,543           $  4.44              $  2.49
                              Exercised                 (887)          $  4.51
                              Cancelled              (46,829)          $  6.36
                                                   ---------------------------
Options outstanding, September 30, 2000              351,541           $  5.00
                                                   ---------------------------

                                Granted              597,785           $  4.75              $  2.77
                              Exercised              (46,009)          $  4.56
                              Cancelled              (28,048)          $  6.01
                                                   ---------------------------
Options outstanding, September 30, 2001              875,269           $  4.82
                                                   ---------------------------

                                Granted              256,430           $  5.87              $  3.47
                              Exercised              (38,210)          $  3.39
                              Cancelled             (100,845)          $  6.85
                                                   ---------------------------

Options outstanding, September 30, 2002              992,644           $  4.94
                                                   ===========================

         As of September 30, 2002, 2001, and 2000, 666,642, 440,762 and 211,973
         options, respectively, were exercisable.

                                      WEIGHTED        WEIGHTED                          WEIGHTED
    RANGE OF          OPTIONS          AVERAGE        AVERAGE           OPTIONS         AVERAGE
    EXERCISE        OUTSTANDING       REMAINING       EXERCISE        EXERCISABLE       EXERCISE
     PRICES         AT 9/30/02          LIFE            PRICE          AT 9/30/02        PRICE
------------------------------------------------------------------------------------------------
$  2.27 -  4.55       228,096           2.1           $   3.75          193,094         $   3.77
$  4.55 -  6.82       724,548           3.6           $   5.14          443,548         $   5.06
$  6.82 -  9.10        25,000           3.9           $   8.01           15,000         $   8.18
$  9.10 - 11.37        15,000           3.9           $  10.18           15,000         $  10.18

                  In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective October 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 4.16%, 4.59% and 5.73% in 2002, 2001 and 2000 respectively, and expected option life of 4 years. Expected volatility was assumed to be 72%, 74% and 69% in 2002, 2001 and 2000, respectively.

                  As permitted by SFAS 123, the Company has chosen to continue to account for its employee stock-based compensation at their intrinsic value in accordance with Accounting Principle Board Opinion No. 25. Accordingly no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                     2001
(Thousands of dollars except per share amounts)                  2002             As Restated            2000
---------------------------------------------------------------------------------------------------------------
Net income as reported                                         $  3,075            $  1,348             $   951
Estimated fair value of option grants, net of tax                  (627)               (655)               (206)
                                                               ------------------------------------------------
Net income adjusted                                            $  2,448            $    693             $   745
                                                               ================================================

         Adjusted earnings per share - Basic                   $   0.15            $   0.08             $  0.09
                                                               ================================================

         Adjusted earnings per share - Diluted                 $  0. 15            $   0.08             $  0.09
                                                               ================================================

                  During 2001, an executive of the Company exercised stock options. In connection with that exercise, the Company issued a full recourse loan to the employee of $90,000. This amount has been recorded as a reduction to shareholders equity in 2001. The loan has been repaid in 2002.

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

                  Through its Payroll Services business segment, the Company provides basic payroll services to its clients, approximately 75% of which are in the construction industry. Services provided include the preparation of payroll checks, filing of payroll taxes, government reports, W-2's, remote processing directly to the client's offices and certified payrolls.

                  All corporate expenses, amortization of goodwill (until October 1, 2001), interest expense, as well as depreciation on corporate assets and miscellaneous charges, are reflected in a separate unit called Corporate.

                  The Company has changed its segment reporting as of October 1, 2001. The contract staffing business located in New York City, which included voucher-processing services, a small amount of PEO services and temporary staffing services, had been previously reported in temporary staffing. The voucher processing service business is now managed and reported in the Payroll Services group. The PEO and temporary staffing business is now managed and reported in PEO. BrightLane costs have been allocated to Corporate since BrightLane provides information technology to the entire company. Prior year figures have been adjusted to conform to the current year presentation.

                  The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of its business lines based on pre-tax income.

          The following table represents the financial results for each of the Company's segments:


                                            Professional                             Payroll
                                              Employer            Medical            -------
                                              Services           Staffing           Services          Corporate      Consolidated
                                              --------           --------           --------          ---------      ------------
                2002
                ----
Revenues                                $   586,150,000      $  74,861,000      $   4,954,000      $                $  665,965,000

Depreciation and amortization                   292,000            141,000             12,000            968,000         1,413,000
Income/(loss) from operations                 3,895,000          7,652,000          2,057,000         (9,693,000)        3,911,000
Interest income                                       -            886,000                  -            171,000         1,057,000
Interest expense                                (26,000)           (15,000)                 -           (127,000)         (168,000)
Other income                                          -             60,000                  -                  -            60,000
Income/(loss) before income taxes             3,869,000          8,583,000          2,057,000         (9,649,000)        4,860,000

Capital spending                                485,000            184,000              6,000          1,508,000         2,183,000
Total assets                            $    39,921,000      $  16,873,000      $   3,969,000      $  33,203,000    $   93,966,000

         2001 AS RESTATED
         ----------------
Revenues                                $   580,673,000      $  64,442,000      $   4,612,000      $                $  649,727,000

Depreciation and amortization                   279,000            270,000             64,000            811,000         1,424,000
Income/(loss) from operations                     5,000          7,262,000          1,830,000         (5,819,000)        3,278,000
Interest income                                  88,000            669,000                  -            154,000           911,000
Interest expense                               (150,000)          (234,000)           (36,000)          (854,000)       (1,274,000)
Other income
                                                 48,000                  -                  -                  -            48,000
Income/(loss) before income taxes
and extraordinary item                           (9,000)         7,697,000          1,794,000         (6,519,000)        2,963,000

Capital spending                                464,000             88,000                  -             37,000           589,000
Total assets                            $    35,858,000      $  10,561,000      $   2,794,000      $  42,647,000    $   91,860,000

                2000
                ----
Revenues                                $   401,186,000      $  42,500,000      $   4,057,000      $           -    $  447,743,000

Depreciation and amortization                   262,000            220,000            124,000            727,000         1,333,000
Income/(loss) from operations                   766,000          4,884,000          1,378,000         (4,610,000)        2,418,000
Interest income                                       -            473,000                  -            111,000           584,000
Interest expense                                      -                  -                  -         (1,601,000)       (1,601,000)
Other income                                    (22,000)                 -                  -                  -           (22,000)
Income/(loss) before income taxes               744,000          5,357,000          1,378,000         (6,100,000)        1,379,000

Capital spending                                147,000            232,000                  -            107,000           486,000

Total assets                            $    16,683,000      $  11,676,000      $     661,000      $  20,494,000    $   49,514,000

The Company has no revenue derived outside of the United States.

(10)  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                  First                  Second                  Third
                                                 Quarter                 Quarter                Quarter                Fourth
                                               As Restated             As Restated            As Restated              Quarter
                                              ----------------------------------------------------------------------------------
Fiscal 2002

     Net Revenues                           $  165,503,000           $  161,787,000         $  174,930,000        $  163,745,000
     Gross profit                                7,974,000                7,514,000             10,910,000             7,247,000
     Net income                                    626,000                  445,000              2,038,000               (34,000)
     Earnings per share - Basic and
     Diluted                                $         0.04           $         0.03         $         0.13        $         0.00

                                             First Quarter           Second Quarter          Third Quarter        Fourth Quarter
Fiscal 2001                                   As Restated             As Restated             As Restated           As Restated
                                            ------------------------------------------------------------------------------------

     Net Revenues                           $  164,699,000           $  158,371,000         $  164,427,000        $  162,230,000
     Gross profit                                6,991,000                6,503,000              7,112,000             7,491,000
     Income before extraordinary item
                                                   622,000                  282,000                543,000               255,000
     Extraordinary item net of tax                       -                        -               (143,000)             (211,000)
     Net income                                    622,000                  282,000                400,000                44,000

     Earnings per share -Basic and
     Diluted
         Before extraordinary item          $         0.07           $         0.03         $         0.06        $         0.03
         Extraordinary item                              -                        -                  (0.02)                (0.02)
     Earnings per share-Basic and           $         0.07           $         0.03         $         0.04        $         0.01
     Diluted

(11)     EMPLOYEE BENEFIT PLANS

                  TeamStaff maintains two defined contribution pension plans for the benefit of its non-worksite employees. The first, the Digital Solutions, Inc. and Affiliated Corporations 401(k) Savings Plan, was "frozen" by the Company as of January 1, 1999. TeamStaff plans to terminate this plan in accordance with the provisions of Rev. Proc. 2002-21, providing a method for the termination of single employer plans maintained by professional employer organizations. No deferrals or other contributions currently are made to that plan.

                  TeamStaff also maintains The TeamStaff Retirement Savings Plan. The TeamStaff Plan is designed to qualitfy as a multiple employer plan as described in Section 413(c) of the Internal Revenue Code. Additionally, because plan participants have their own account, manage their own plan investments and make their own investment decisions from a broad range of investment options, TeamStaff believes that it is afforded protection from liability for participants' investment decisions under Section 404(c) of the Code. Any TeamStaff corporate employee (including its medical and technical staffing employees), is eligible for participation in the TeamStaff Plan upon completing three months of service with TeamStaff. TeamStaff provides a discretionary matching contribution of 25% of each of the first 4% of a participant's elective contributions under the TeamStaff Plan. TeamStaff recorded expense for this matching of $58,000 in fiscal 2002 and $55,000 in fiscal 2001. A participant is always fully vested in his elective contributions. A participant's interest in TeamStaff discretionary matching contributions vests in accordance with the following schedule:

Years of Service:                   Vested Interest:
Less than 1 Year of Service                   0%
1 Year, but less than 2 Years                25%
2 Years, but less than 3 Years               50%
3 Years, but less than 4 Years               75%
4 Years or more                             100%

                  TeamStaff received a favorable determination letter regarding the TeamStaff Plan's tax qualified status on June 25, 1999. The TeamStaff Plan, and the frozen Digital Solutions Plan, both were audited by independent auditors for the plan years ended December 31, 2001 and December 31, 2000, in connection with their required From 5500 Annual Reports filed with the Pension and Welfare Benefits Administration for the plan year ended December 31, 2001.

                  Effective October 1, 2000, the Company adopted a non-qualified, supplemental retirement plan covering certain corporate officers of the Company (the "SERP"). Under the terms of the SERP, a participant receives a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary on the date the participant becomes a participant. Payment of benefits commences when the participant reaches 65 years of age. The benefit under the SERP is subject to a seven-year vesting schedule (0%,0%,20%,40%, 60%, 80%, 100%), based on the participant's original date of employment with the Company and contingent on the participant's reaching age 55; provided, however, a participant's benefit becomes fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there is a material change in the participant's job title or responsibilities or if the participant's employment is terminated by the Company for any reason other than conviction for theft or embezzlement from the Company. Additionally, if a participant retires by means of total disability (as defined in the SERP), the participant's benefit becomes fully vested and benefit payments commence as of the disability retirement date. The SERP does not provide a death benefit. The Company's Chief Executive Officer and its former Chief Financial Officer are the only SERP participants.

                  SERP participants also are provided with a split dollar life insurance policy ("Policy"), insuring the life of the participant until the participant reaches age 65. Although the participant is the owner of the Policy, the Company pays all Policy premiums. Each participant has collaterally assigned the Policy to the Company to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant's right to the Policy vests in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant's 65th birthday (and in certain other circumstances provided by the Policy agreement), the Company will release the collateral assignment of the Policy provided the participant releases the Company from all obligations the Corporation may have with respect to the participant (including those under the SERP). However, given the uncertainty regarding the Company's ability to continue to maintain this Policy payment arrangement in light of certain of the provisions of the Sarbanes-Oxley Act of 2002, the Company has discontinued paying Policy premiums on behalf of the Chief Executive Officer.

                  The following table illustrates the Company's changes in benefit costs and pension benefit obligations for the fiscal years ending September 30, 2002 and September 30, 2001 under the SERP .

                                                                                            Fiscal Year
                                                                                            -----------
                                                                               2002                           2001
                                                                               ----                           ----
Change in Benefit obligation
     Benefit obligation at beginning of year                              $   1,004,000                  $     729,000
     Service cost                                                                58,000                        100,000
     Interest Cost                                                               77,000                         66,000
     Actuarial (gain)/loss                                                      132,000                        109,000
                                                                          -------------                  -------------
Benefit obligation at end of year                                         $   1,271,000                  $   1,004,000
                                                                          =============                  =============

Reconciliation of funded status
     Funded status                                                        $  (1,271,000)                 $  (1,004,000)
     Unrecognized net actuarial (gain)/loss                                     240,000                        109,000
     Unrecognized prior service cost                                            612,000                        671,000
                                                                          -------------                  -------------
Net amount recognized                                                     $    (419,000)                 $    (224,000)
                                                                          =============                  =============

Amounts recognized in the statement of financial position
consist of:
     Accrued benefit liability                                            $  (1,271,000)                 $  (1,004,000)
     Intangible asset                                                           612,000                        671,000
     Accumulated other comprehensive income                                     240,000                        109,000
                                                                          -------------                  -------------
Net amount recognized                                                     $    (419,000)                 $    (224,000)
                                                                          =============                  =============

Weighted-average assumptions as of September 30:
     Discount rate                                                                 6.50%                          7.25%
     Expected return on plan assets                                                 N/A                            N/A
     Rate of compensation increase                                                  N/A                            N/A

Components of net periodic benefit cost
     Service cost                                                         $      58,000                  $     100,000
     Interest cost                                                               77,000                         66,000
     Amortization of prior service cost                                          58,000                         58,000
     Recognized actuarial (gain)/loss                                             1,000                              -
                                                                          -------------                  -------------
Net periodic benefit cost                                                 $     194,000                  $     224,000
                                                                          =============                  =============

Other disclosure items at end of year:
     Projected benefit obligation                                         $   1,271,000                  $   1,004,000
                                                                          =============                  =============
     Accumulated benefit obligation                                       $   1,271,000                  $   1,004,000
                                                                          =============                  =============
     Fair value of plan assets                                                        -                              -
                                                                          =============                  =============

There are no plan assets.

(12)  RESTATEMENT OF FINANCIAL STATEMENTS FOR FISCAL YEAR END SEPTEMBER 30, 2001

                  Effective October 1, 2000, The Company adopted a non-qualified, supplemental retirement plan covering certain corporate officers of the Company (the "SERP"). SERP participants also are provided with a split dollar life insurance policy ("Policy"), insuring the life of the participant until the participant reaches age 65. (Refer to Note 11 Employee Benefit Plans.) The Company incorrectly accounted for the above programs and did not disclose them in the fiscal year end September 30, 2001 financial statements. The Company expensed the contributions made to the split dollar policies in the amount of $188,000. Had the company properly accounted for the above plan in fiscal year 2001 an additional $76,000 of expense would have been recognized on an after tax basis. The chart below details items affected by the restatement:

                                                          September 30, 2001     September 30, 2001
                                                              As Reported            As Restated
                                                          -----------------------------------------
BALANCE SHEET:

Amortized intangible assets                                 $     900,000          $   1,571,000
Other assets                                                    1,567,000              1,661,000
Accrued expenses and other current liabilities                  8,466,000              8,365,000
Accrued pension liability                                               0              1,004,000
Accumulated comprehensive losses                                        0                (63,000)
Accumulated retained earnings                                  (1,686,000)            (1,762,000)

STATEMENTS OF INCOME:

Selling, general, and administrative expenses               $  23,264,000          $  23,395,000

Income from operations                                          3,409,000              3,278,000
Income before income tax expense                                3,094,000              2,963,000
Income tax expense                                              1,316,000              1,261,000
Income before extraordinary item                                1,778,000              1,702,000
Net income                                                      1,424,000              1,348,000
Other comprehensive expense, net of tax: minimum
pension liability adjustment                                            0                (63,000)

Comprehensive income                                            1,424,000              1,285,000

                  In conducting the audit for the current fiscal year ended September 30, 2002, the auditors expanded their testing of the Company's system of internal controls, including information technology controls, to include the prior year ended September 30, 2001. This was done to investigate concerns regarding controls raised by the predecessor auditor, PricewaterhouseCoopers. As a result of this testing, it was determined that there where no material weaknesses in the Company's system of internal controls and accordingly only an audit of the restatement adjustment was required.

                                                                      SCHEDULE I

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                     (c) Additions
                                        (b)           Charged to
                                      Balance         (reversed              (d)             (e) Balance
                                    at Beginning      from) Costs         Deductions -          at End of
   (a) Description                    of Year        and Expenses        Net Write-Offs           Year
   ---------------                  ------------     --------------      --------------       -----------
Allowance for doubtful
   accounts, year ended-
   September 30, 2002               $    549,000      $     546,000       $     (833,000)    $      262,000
                                    ============      =============       ==============     ==============

   September 30, 2001               $    281,000      $     526,000       $     (258,000)    $      549,000
                                    ============      =============       ==============     ==============

   September 30, 2000               $    209,000      $     162,000       $      (90,000)    $      281,000
                                    ============      =============       ==============     ==============