Form 10-Q
period 2002-12-31
TEAMSTAFF INC
filed 2003-02-19
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                                    Yes [X] No [ ]

15,768,986 shares of Common Stock, par value $.001 per share, were outstanding as of February 14, 2003.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                DECEMBER 31, 2002

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------
Item 1.    Consolidated Balance Sheets as of
           December 31, 2002 (Unaudited) and
           September 30, 2002                                              3

           Consolidated Statements of
           Income and Comprehensive Income for the three months
           ended December 31, 2002 and 2001 (Unaudited)                    5

           Consolidated Statements of Cash Flows for the three months
           ended December 31, 2002 and 2001 (Unaudited)                    6

           Notes to Consolidated Financial Statements
           (Unaudited)                                                     7

Item 2.    Management's discussion and analysis of
           financial condition and results of operations                  14

Item 3.    Controls and Procedures                                        19

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                              19
Item 2.    Changes in Securities and Use of Proceeds                      20
Item 3.    Defaults Upon Senior Securities                                20
Item 4.    Submission of Matters to a Vote of Security Holders            20
Item 5.    Other Information                                              20
Item 6.    Recent Events                                                  20
Item 7.    Exhibits and Reports on Form 8-K                               22
           Signatures                                                     24
           Certification pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002                                 25
           Exhibit 99.1                                                   27

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (PAGE 1 OF 2)

                                                                           DECEMBER 31,     SEPTEMBER 30,
ASSETS                                                                         2002             2002
------                                                                     ------------     -------------
                                                                           (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                             $  9,643,000       $ 12,455,000
   Restricted cash                                                            129,000            129,000
   Accounts receivable, net of allowance for doubtful accounts of $336,000 and $262,000 at December 31, 2002 and
       September 30, 2002                                                  20,503,000         24,569,000
   Deferred tax asset
                                                                            1,784,000          1,791,000
   Other current assets                                                     6,328,000          4,841,000
                                                                           ----------         ----------
       Total current assets                                                38,387,000         43,785,000
                                                                           ----------         ----------

EQUIPMENT AND IMPROVEMENTS:
   Equipment                                                                3,333,000          3,321,000
   Computer equipment                                                       2,503,000          2,411,000
   Leasehold improvements                                                     391,000            358,000
                                                                           ----------         ----------
                                                                            6,227,000          6,090,000

   Less accumulated depreciation and amortization                          (4,485,000)        (4,289,000)
                                                                           ----------         ----------
                                                                            1,742,000          1,801,000

DEFERRED TAX ASSET                                                          6,744,000          6,680,000

AMORTIZED INTANGIBLE ASSETS, net of accumulated
    amortization  of $966,000 and $822,000 at December 31, 2002 and
    September 30,2002                                                       2,772,000          2,375,000

INDEFINITE LIFE INTANGIBLE ASSETS                                          11,109,000         11,109,000

GOODWILL                                                                   27,167,000         27,167,000

OTHER ASSETS                                                                1,048,000          1,049,000
                                                                           ----------         ----------
    Total Assets                                                         $ 88,969,000       $ 93,966,000
                                                                         ============       ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (PAGE 2 OF 2)

                                                                            DECEMBER 31,    SEPTEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                           2002             2002
------------------------------------                                        ------------    -------------
                                                                            (unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                                     $     58,000       $     59,000
   Accounts payable                                                         4,433,000          4,252,000
   Accrued payroll                                                         14,978,000         17,034,000
   Accrued expenses and other current liabilities                           3,612,000          6,464,000
                                                                           ----------         ----------
     Total current liabilities                                             23,081,000         27,809,000
                                                                           ----------         ----------

LONG-TERM DEBT, net of current portion                                        137,000            147,000
ACCRUED PENSION LIABILITY                                                   1,427,000          1,271,000
                                                                           ----------         ----------
        Total liabilities                                                  24,645,000         29,227,000
                                                                           ----------         ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value; authorized 5,000,000 shares; 0
    issued and outstanding                                                         --                 --
   Common Stock, $.001 par value; authorized 40,000,000 shares;
     issued 16,237,142 and 16,237,142; outstanding 15,768,986
     and 15,906,886                                                            16,000             16,000
   Additional paid-in capital                                              65,200,000         65,200,000
   Accumulated retained earnings                                            1,398,000          1,313,000
   Accumulated comprehensive losses                                          (210,000)          (142,000)
   Treasury stock, 468,156 and 330,256 shares at cost                      (2,080,000)        (1,648,000)
                                                                           ----------         ----------
     Total shareholders' equity                                            64,324,000         64,739,000
                                                                           ----------         ----------
         Total liabilities and shareholders' liabilities                 $ 88,969,000       $ 93,966,000
                                                                         ============       ============

   The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                For the three months ended
                                                                        December 31,
                                                                                     2001
                                                                 2002            As Restated
                                                            -------------       -------------
REVENUES                                                    $ 158,664,000       $ 165,503,000
DIRECT EXPENSES                                               151,675,000         157,529,000
                                                            -------------       -------------
                Gross profit                                    6,989,000           7,974,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                     6,691,000           6,870,000
DEPRECIATION AND AMORTIZATION                                     340,000             403,000
                                                            -------------       -------------
   Income (Loss) from operations                                  (42,000)            701,000
                                                            -------------       -------------
OTHER INCOME (EXPENSE):
   Interest income                                                195,000             314,000
   Interest expense                                               (66,000)            (13,000)
                                                            -------------       -------------
                                                                  129,000             301,000
                                                            -------------       -------------
                        Income before income taxes                 87,000           1,002,000
INCOME TAX EXPENSE                                                 (2,000)           (376,000)
                                                            -------------       -------------
                Net income                                         85,000             626,000
OTHER COMPREHENSIVE EXPENSE:
      Minimum pension liability adjustment, net of tax            (68,000)            (20,000)
                                                            -------------       -------------
COMPREHENSIVE INCOME                                        $      17,000       $     606,000
                                                            =============       =============
EARNINGS PER SHARE - BASIC AND DILUTED                      $        0.01       $        0.04
                                                            =============       =============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING - BASIC                         15,790,531          16,070,353
                                                            =============       =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND
EQUIVALENTS OUTSTANDING - DILUTED                              15,793,340          16,306,506
                                                            =============       =============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For the three months ended
                                                                                       December 31,
                                                                                                    2001
                                                                                   2002           As Restated
                                                                              ------------       ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $     85,000       $    626,000
Adjustments to reconcile net income to net
   cash provided by operating activities, net of acquired businesses:
Deferred income taxes                                                               23,000            318,000
Depreciation and amortization                                                      340,000            403,000
Provision for doubtful accounts                                                     74,000            134,000
Changes in operating assets and liabilities, net of acquired businesses:
   Decrease in accounts receivable                                               3,992,000            360,000
   (Increase) in other current assets                                           (1,487,000)          (219,000)
   (Increase) Decrease in other assets                                             (79,000)           315,000
   (Decrease)in accounts payable, accrued payroll, accrued
       expenses and other current liabilities                                   (4,727,000)        (3,584,000)
   Increase in pension liability                                                   156,000             67,000
                                                                                ----------         ----------
            Net cash (used in) operating activities                             (1,623,000)        (1,580,000)
                                                                                ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment, leasehold improvements and software                    (678,000)          (408,000)
   Acquisition of businesses, net of cash acquired                                    --             (357,000)
                                                                                ----------         ----------
            Net cash (used in) investing activities                               (678,000)          (765,000)
                                                                                ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on capital leases obligations                                        (11,000)            (9,000)
   Net proceeds from the exercise of stock options and warrants                       --               31,000
   Repurchase of common shares                                                    (432,000)          (330,000)
   Net comprehensive expense on pension                                            (68,000)           (20,000)
                                                                                ----------         ----------
            Net cash (used in) financing activities                               (511,000)          (328,000)
                                                                                ----------         ----------
            Net (decrease) in cash and cash equivalents                         (2,812,000)        (2,673,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                12,455,000         13,725,000
                                                                                ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  9,643,000       $ 11,052,000
                                                                              ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the period for-
   Interest                                                                   $     29,000       $     13,000
                                                                              ============       ============
   Income taxes                                                               $     89,000       $    378,000
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

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) ORGANIZATION AND BUSINESS:

TeamStaff, Inc., a New Jersey corporation, with its subsidiaries, provides a broad spectrum of human resource services including professional employer services, payroll processing, human resource administration and placement of temporary and permanent employees. TeamStaff has regional offices in Somerset, New Jersey; Houston, Texas; Northampton, Massachusetts; and Clearwater and Boca Raton, Florida and sales service centers in New York, New York; Houston, Texas; Boca Raton and Clearwater, Florida; Woburn and Northampton, Massachusetts; Alpharetta, Georgia; and Somerset, New Jersey.

BASIS OF PRESENTATION

The financial statements related to first quarter of fiscal year 2002 contained in these financial statements have been restated to reflect certain adjustments to properly account for TeamStaff's supplemental executive retirement plan. See the discussions below at Note 5 and 8.

The consolidated financial statements included herein have been prepared by TeamStaff, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although TeamStaff believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TeamStaff's latest annual report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include those of TeamStaff Inc., and its wholly owned subsidiaries. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) SIGNIFICANT ACCOUNTING POLICIES:

RECENTLY ADOPTED ACCOUNTING STANDARDS:

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. During the quarter ended December 31, 2002, SFAS No. 144 has had no impact on TeamStaff's consolidated financial statements. On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for the TeamStaff's fiscal year beginning October 1, 2002. During the quarter ended December 31, 2002, SFAS No. 145 has had no impact on TeamStaff's consolidated financial statements.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. TeamStaff is in the process of evaluating what impact, if any, this standard will have on its Consolidated Financial Statements.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. TeamStaff will implement the additional disclosure requirements under SFAS 148 beginning in the second fiscal quarter commencing January 1, 2003.

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

In accordance with SFAS 128, the following table reconciles net income and share amounts used to calculate the basic and diluted earnings per share:

                                                  Three Months Ended December 31,
                                                                         2001
                                                       2002          As Restated
                                                   -----------------------------
Numerator:
  Net income                                       $    85,000      $   626,000
Denominator:
Weighted average number of common shares
   outstanding- basic                               15,790,531       16,070,353
Incremental shares for assumed conversions of
   stock options/warrants                                2,809          236,153
                                                   -----------------------------
Weighted average number of common
and equivalent shares outstanding-diluted           15,793,340       16,306,506
                                                   -----------------------------


Earnings per share-basic                           $      0.01      $      0.04
Earnings per share-diluted                         $      0.01      $      0.04

Stock options and warrants outstanding at December 31, 2002 to purchase 1,017,096 shares of common stock and at December 31, 2001 to purchase 196,723 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

INCOME TAXES:

TeamStaff has recorded a $8,528,000 deferred tax asset at December 31, 2002 and September 30, 2002. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of the past four years of profitability and its ability to meet its operating plan.

PAYROLL TAXES:

TeamStaff has received notices from the IRS claiming taxes, interest and penalties due related to payroll taxes. Management believes that these notices are the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. TeamStaff operates through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated.

COMPREHENSIVE INCOME (LOSS):

TeamStaff has comprehensive losses resulting from its Supplemental Executive Retirement Plan (SERP). When the Company's SERP obligations were measured at December 31, 2002, the amount of the Projected Benefits Obligation (PBO) exceeded the recorded SERP liability. These changes resulted in a comprehensive loss net of tax for the first fiscal quarter 2003 of $68,000. The removal of Donald T. Kelly from his duties as Chief Financial Officer may have caused his benefits under the SERP to become fully vested and TeamStaff has provided for this vesting in its pension accounting calculations. No other sources of comprehensive gains or losses occurred.

WORKERS' COMPENSATION:

As of March 22, 2002, TeamStaff's insurance provider is Zurich American Insurance Company (Zurich). The program is managed by Cedar Hill Insurance Agency, Inc (Cedar Hill). This policy covers its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation to non-employees.

The Zurich program covers the period March 22, 2002 through April 1, 2003, inclusive. The program contains a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the program is paid on a monthly basis based on estimated payroll for the year and is subject to a year-end audit. The Zurich deductible program is collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The letter of credit for $4,150,000 has been secured through Fleet National Bank (Fleet), as part of TeamStaff's line of credit. Payments will be made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Payments to the trust may be adjusted from time to time based on program experience. Claims handling services is provided by a third party administrator assigned by Cedar Hill. Additionally, TeamStaff has partially outsourced its underwriting and program management for the Zurich program to Cedar Hill and The Hobbs Group, TeamStaff's workers' compensation insurance broker. At December 31, 2002, TeamStaff has a prepaid current asset of $3,743,000 for the premiums and the prepayments made to the trust.

TeamStaff's primary workers' compensation insurance provider from January 22, 2001 through March 21, 2002, was Continental Assurance (CNA). This policy covered its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments.

The CNA policy originally covered the period from January 22, 2001 through January 21, 2002, but was extended to March 21, 2002. It was a large deductible program ($250,000 for each claim) with a maximum liability cap. The premium for the policy was paid monthly based upon estimated payroll for the year and is subject to a year-end audit by the provider. TeamStaff also maintained a separate policy insuring a portion of the maximum deductible cap, which it may be required to pay if claims exceed a determined number. The policy, including the extension, insures payment of the maximum cap in excess of the first $2,093,000, which TeamStaff pays, up to $8,663,000. Once the $8,663,000 is exceeded, TeamStaff pays 89.5% of paid claims up to $12,133,000. If the claims and fixed costs under the policy are less than the amounts TeamStaff paid, plus investment returns thereon, the insurer is contractually obligated to refund the difference to TeamStaff.

As part of the two-month extension, which was negotiated in January 2002, TeamStaff was required to pay $495,000, which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, TeamStaff had received a release for those periods from CNA in January 2001, when TeamStaff accepted CNA as its new insurance carrier. TeamStaff has denied CNA's claim and, to date, has received $224,000 back from the original $495,000 payment. TeamStaff believes that the remaining funds should be returned as well. Should TeamStaff be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, TeamStaff has recorded a liability on its books for the estimated claims for the two-month extension, which exceeds the $271,000 disputed amount. Accordingly, TeamStaff plans to offset this amount from any monies owed CNA. On January 27, 2003, TeamStaff filed a complaint of unfair or deceptive acts or practices in the business of insurance against CNA with the New Jersey Division of Insurance.

TeamStaff maintained a separate policy for certain of the business of its subsidiary, HR2, Inc., which had provided that TeamStaff was only responsible for the audited premium for each policy period. This policy ended on December 31, 2001. From January 1, 2002 through March 21, 2002, these employees were covered under the CNA policy.

TeamStaff records in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed claims plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by TeamStaff's insurers, internal analysis and its insurance broker. TeamStaff's internal analysis includes a quarterly review of open claims and a review of historical claims related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate claims, future adjustments may be necessary based on actual claims. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments as well as the interest earned on TeamStaff's prepayments, TeamStaff also relies on actuarial tables to estimate its ultimate expense.

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

As of December 31, 2002, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. As disclosed in our Form 10-K for the fiscal year ended September 30, 2002, TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

(3) BUSINESS COMBINATIONS:

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

The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and acquired companies as if the acquisitions had occurred October 1, 2001.

                                First Quarter Ended December 31,
                                  2002                 2001
                               -----------         -----------
Revenues                      $158,664,000        $172,003,000
Net Income                    $     85,000        $    638,000
Earnings per
share - basic and diluted             0.01                0.04

(4) DEBT:

On April 9, 2002, TeamStaff entered into a revolving loan facility with Fleet National Bank, (Fleet). The total outstanding loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support direct debit processing exposure. The annual interest rate is either the Fleet prime rate or LIBOR, at the discretion of TeamStaff, and is currently 4.25%. The facility is collateralized by substantially all of the assets of TeamStaff, including its accounts receivables. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000. As of December 31, 2002, the sole outstanding amount on the facility represented an outstanding letter of credit in the amount of $4,150,000 which has been issued with respect to TeamStaff's workers' compensation policy, as previously discussed.

(5) ENGAGEMENT OF NEW ACCOUNTANTS; CFO RELIEVED OF DUTIES:

At a meeting held on December 10, 2002, prior to concluding its audit for fiscal year 2002, PricewaterhouseCoopers expressed its opinion to the Audit Committee that there were material weaknesses in our system of internal controls, including the adequacy, competency and reliability of operational and financial information, information systems and finance personnel. PricewaterhouseCoopers further stated that information had come to its attention, that if further investigated may materially impact the fairness or reliability of the previously issued financial statements for fiscal year 2001 and/or the financial statements to be issued for fiscal year 2002. PricewaterhouseCoopers also stated that due to an accounting error in the treatment of a supplemental executive retirement plan, a restatement and a reaudit of fiscal year 2001 would be required but it declined the engagement for the reaudit of fiscal year 2001.

PricewaterhouseCoopers went on to advise TeamStaff that it believed it would be essential to employ a new Chief Financial Officer and conditioned the continuance of its audit for fiscal year 2002 on the employment of a new Chief Financial Officer. PricewaterhouseCoopers acknowledged that in view of the foregoing, it was likely that TeamStaff would be unable to make a timely filing of its annual report for fiscal year 2002. In response to this advice from PricewaterhouseCoopers, TeamStaff relieved its Chief Financial Officer, Donald
T. Kelly, of his duties, and commenced a search for a new Chief Financial Officer. In light of the need to engage a new auditor for fiscal year 2001, the Audit Committee determined that TeamStaff's interests were best served by engaging new independent accountants willing to audit both fiscal 2001 and fiscal year 2002. On December 13, 2002 the audit committee dismissed PricewaterhouseCoopers and engaged Lazar Levine & Felix LLP to serve as TeamStaff's independent public accountants.

In conducting the audit for fiscal year ended September 30, 2002, Lazar expanded its testing of TeamStaff's internal controls, including information technology controls, to include the fiscal year ended September 30, 2001. This procedure was followed since the Arthur Anderson LLP work papers were not readily available for review by Lazar and to investigate the concerns regarding internal controls raised by PricewaterhouseCoopers. As a result of this expanded testing, no material weaknesses in the systems were revealed and, based on these results, Lazar concluded that only an audit of the restatement adjustment was required and not a full reaudit of the fiscal year 2001 consolidated financial statements.

(6) RECONSIDERATION OF STATUS OF CFO:

In light of the foregoing (see note 5), TeamStaff determined that the conclusions reached by PricewaterhouseCoopers concerning TeamStaff's internal controls and financial personnel were not supported by Lazar's independent analysis or TeamStaff's own assessment of its financial and operational systems. Mr. Kelly has remained an employee during this period, and as result of the determinations made by Lazar regarding TeamStaff's internal controls and systems, and the results of its audit and review of the issues involved with the SERP plan and the restatement of the 2001 fiscal year, the Audit Committee and the Board of Directors are reviewing Mr. Kelly's status and whether the Company should reinstate Mr. Kelly or retain a new Chief Financial Officer.

Pursuant to a severance agreement with Mr. Kelly effective May 22, 2002, in the event he is terminated by the Company for cause, he is entitled only to his accrued compensation, which means his base salary, reimbursement of business expenses, vacation pay and earned but unpaid bonuses to the date of termination. "Cause" is defined to include conviction of a felony, an intentional and continual failure to substantially perform his duties or an intentional failure to follow or perform a lawful direction of the Board of Directors. If Kelly is terminated for disability or death, he will be entitled to his accrued compensation and certain other payments such as the pro rata bonus amount. The pro rata bonus amount is defined as the amount equal to the greater of the most recent annual bonus amount paid or the annual bonus paid or payable for the full fiscal year ended prior to the termination, in either case pro-rated through the date of death or disability. In the event that Mr. Kelly's employment terminates for any other reason, the agreement provides for payment of his accrued compensation, a pro rata bonus amount, a bonus amount allocated to the remainder of the term of his employment agreement, his base salary through the remainder of the term of his employment agreement, a severance payment equal to one year's base compensation, a payment equal to the cost of health and other similar benefits for a period of two years and costs associated with outplacement services.

In light of the circumstances regarding the removal of Mr. Kelly from his duties, Mr. Kelly may have reason to terminate his employment with TeamStaff for "good reason" and exercise his rights under the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities . . . ." Additionally, the removal of Mr. Kelly from his duties may have caused his benefits under TeamStaff's supplemental executive retirement plan, or SERP, to become fully vested and TeamStaff has provided for this vesting in its pension accounting calculation. The Board of Directors has not made a determination whether Mr. Kelly would be entitled to terminate his employment and exercise these rights pursuant to the severance agreement described above. In the event that Mr. Kelly exercises these rights, such termination is deemed proper, and Mr. Kelly is eligible to receive all potential compensation under the severance agreement and the supplemental executive retirement plan, TeamStaff may be required to pay a sum, either directly to Mr. Kelly, in the case of the severance agreement, or to a trust, in the case of any payments to be made pursuant to the SERP, totaling approximately $1.1 million.

(7) NASDAQ LISTING:

On January 16, 2003, TeamStaff received notice from the NASDAQ Stock Market that an "E" would be appended to its symbol at the opening of business on January 21, 2003 due to the belated filing of TeamStaff's annual report on Form 10-K for fiscal year 2002. NASDAQ further advised TeamStaff that its common stock would be delisted from trading on the NASDAQ National Market at the opening of business on January 27, 2003 unless TeamStaff requested a hearing before the NASDAQ Stock Market. TeamStaff requested and was granted a hearing before a NASDAQ panel, which was to be held on February 14, 2003. By letter dated February 13, 2003, the NASDAQ Stock Market notified TeamStaff that it had canceled the hearing in light of TeamStaff's filing of its annual report on Form 10-K for fiscal year 2002 on February 10, 2003, and that the "E" would be removed from TeamStaff's symbol at the opening of business on February 18, 2003.

(8) SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

Effective October 1, 2000, TeamStaff adopted a non-qualified, supplemental retirement plan covering certain TeamStaff corporate officers (the "SERP"). Under the terms of the SERP, a participant receives a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary on the date the participant becomes a participant. Payment of benefits commences when the participant reaches 65 years of age. The benefit under the SERP is subject to a seven-year vesting schedule (0%, 0%, 20%, 40%, 60%, 80%, 100%), based on the participant's original date of employment with TeamStaff and contingent on the participant's reaching age 55; provided, however, a participant's benefit becomes fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there is a material change in the participant's job title or responsibilities or if the participant's employment is terminated by TeamStaff for any reason other than conviction for theft or embezzlement from TeamStaff. Additionally, if a participant retires by means of total disability (as defined in the SERP), the participant's benefit becomes fully vested and benefit payments commence as of the disability retirement date. The SERP does not provide a death benefit. TeamStaff's Chief Executive Officer and its former Chief Financial Officer are the only SERP participants.

SERP participants also are provided with a split dollar life insurance policy ("Policy"), insuring the life of the participant until the participant reaches age 65. Although the participant is the owner of the Policy, TeamStaff pays all Policy premiums. Each participant has collaterally assigned the Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant's right to the Policy vests in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant's 65th birthday (and in certain other circumstances provided by the Policy agreement), TeamStaff will release the collateral assignment of the Policy provided the participant releases TeamStaff from all obligations it may have with respect to the participant (including those under the SERP). However, given the uncertainty of TeamStaff's ability to continue to maintain this Policy payment arrangement in light of certain of the provisions of the Sarbanes-Oxley Act of 2002, TeamStaff has discontinued paying Policy premiums on behalf of the Chief Executive Officer.

(9) TREASURY STOCK AND OPTIONS:

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. Since inception through December 31, 2002, we have repurchased 468,156 shares at a average cost of $4.44 per share for a total cost of $2,080,000. These share repurchases are reflected as treasury shares in these financial statements and will eventually be retired. During the quarter ended December 31, 2002, 137,900 shares were purchased at a cost of $432,000. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1,000,000 in common stock.

During the quarter ended December 31, 2002, TeamStaff granted 73,000 options at an average price of $3.00 per share, 35,116 options expired or were cancelled unexercised and no options were exercised. During the quarter ended December 31, 2002, no warrants were issued or exercised, and 51,714 warrants expired unexercised.

(10) SEGMENT REPORTING:

TeamStaff operates three different lines of business: professional employer organization (PEO), medical staffing and payroll services.

The PEO segment provides services such as payroll processing, personnel administration, benefits administration, workers' compensation administration and tax filing services to small business owners. Essentially, in this business segment, TeamStaff provides services that function as the human resource department for small to medium sized companies wherein TeamStaff becomes a co-employer.

TeamStaff currently provides temporary and permanent medical staffing for medical imaging professionals and nurses with hospitals, clinics and therapy centers. Medical staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements.

Through its payroll services business segment, TeamStaff provides basic payroll services to its clients, more than 75% of which are in the construction industry. Services provided include the preparation of payroll checks, filing of payroll taxes, government reports, W-2's, remote processing directly from the clients' offices and certified payrolls.

All corporate expenses, interest expense, as well as depreciation on corporate assets and miscellaneous charges, are reflected in a separate unit called Corporate.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TeamStaff evaluates the performance of its business lines based on pre-tax income.

The following tables present the condensed financial results for the three months ended December 31, 2002 and 2001 for each of TeamStaff's segments:


 FOR THE THREE MONTHS ENDED            PROFESSIONAL
       DECEMBER 31,                      EMPLOYER          MEDICAL           PAYROLL
          2002                          SERVICES          STAFFING          SERVICES        CORPORATE       CONSOLIDATED
          ----                          --------          --------          --------        ---------       ------------
Revenues                              $140,208,000      $17,032,000       $1,424,000      $         0      $158,664,000
Income/(loss) before income taxes          416,000        1,140,000          584,000       (2,053,000)           87,000

          2001
       AS RESTATED
       -----------
Revenues                              $144,240,000      $19,817,000       $1,446,000      $         0      $165,503,000
Income/(loss) before income taxes           34,000        2,503,000          721,000       (2,256,000)        1,002,000

The Company has no revenue derived from outside the United States.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with risks undertaken in connection with acquisitions, risks from potential workers' compensation claims and required payments, risks from employer/employee suits such as discrimination or wrongful termination, risks associated with payroll and employee related taxes which may require unanticipated payments by TeamStaff, liabilities associated with TeamStaff's status under certain federal and state employment laws as a co-employer, effects of competition, TeamStaff's ability to implement its internet based business and technological changes and dependence upon key personnel. These and other risks are stated in detail in our Report on Form 10-K for the fiscal year ended September 30, 2002 and other reports and filings made by TeamStaff.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of TeamStaff's 2002 annual report on Form 10-K for a detailed discussion on the application of these and other accounting policies.

The discussion contained in this Item 2 reflects a restatement of certain components of our financial statements related to our Supplemental Executive Retirement Plan for the prior fiscal year ended September 30, 2002 and the prior year fiscal quarter ended December 31, 2001. See Notes 5 and 8 in the financial statements.

REVENUE RECOGNITION

TeamStaff operates three different lines of business from which it derives substantially all of its revenue: professional employer organization (PEO), temporary staffing and payroll services.

PEO revenue is recognized as service is rendered. The PEO revenue consists of charges by TeamStaff for the wages and employer payroll taxes of the worksite employees, the administrative service fee, workers' compensation charges, and the health and retirement benefits provided to the worksite employees. These charges are invoiced to the client at the time of each periodic payroll. TeamStaff negotiates the pricing for its various services on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client's workers' compensation experience, the type of client business and the required resources to service the account, among other factors. Because the pricing is negotiated separately with each client and vary according to circumstances, TeamStaff's revenue, and therefore its gross margin, will fluctuate based on its client mix.

The temporary staffing revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff's direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally included in revenue related to temporary staffing are commissions from permanent placements. Commissions from permanent placements result from the successful placement of a temporary employee to a customer's workforce as a permanent employee.

The payroll services revenue is recognized as service is rendered and consists primarily of administrative service fees charged to clients for the processing of paychecks as well as preparing quarterly and annual payroll related reports.

In accordance with Emerging Issues Task Force (EITF) No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," TeamStaff recognizes all amounts billed to its PEO and temporary staffing customers as gross revenue because TeamStaff is at risk for the payment of its direct costs, whether or not TeamStaff's customers pay TeamStaff on a timely basis or at all, and TeamStaff assumes a significant amount of other risks and liabilities as a co-employer of its worksite employees, and employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an


                                    14 of 27
accrual basis, any such amounts that relate to services performed by worksite and temporary employees which have not yet been billed to the customer as of the end of the accounting period.

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

GOODWILL AND INTANGIBLE ASSETS

Beginning October 1, 2001, with the adoption of accounting standard (SFAS 142), the Company no longer amortizes goodwill or indefinite life intangible assets, but continues to amortize software at its expected useful life. TeamStaff will also continue to review annually its goodwill and other intangible assets for possible impairment or loss of value. The Company determined that no impairment of goodwill or intangible assets existed as of the date of adoption or when it retested goodwill and intangible assets at September 30, 2002.

TeamStaff reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management of the Company believes that no such events or changes have occurred.

WORKERS' COMPENSATION

As of March 22, 2002, TeamStaff's insurance provider is Zurich American Insurance Company (Zurich). The program is managed by Cedar Hill Insurance Agency, Inc (Cedar Hill). This policy covers its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation to non-employees of the Company.

The Zurich program covers the period March 22, 2002 through April 1, 2003, inclusive. The program contains a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the program is paid on a monthly basis based on estimated payroll for the year and is subject to a year-end audit. The Zurich deductible program is collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The letter of credit for $4,150,000 has been secured through Fleet National Bank (Fleet), as part of the Company's line of credit. Payments will be made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Payments to the trust may be adjusted from time to time based on program experience. Claims handling services is provided by a third party administrator assigned by Cedar Hill. Additionally, TeamStaff has partially outsourced its underwriting and program management for the Zurich program to Cedar Hill and The Hobbs Group, the Company's workers' compensation insurance broker. At December 31, 2002, the Company has a prepaid current asset of $3,743,000 for the premiums and the prepayments made to the trust.

TeamStaff's primary workers' compensation insurance provider from January 22, 2001 through March 21, 2002, was Continental Assurance (CNA). This policy covered its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments.

The CNA policy originally covered the period from January 22, 2001 through January 21, 2002, but was extended to March 21, 2002. It was a large deductible program ($250,000 for each claim) with a maximum liability cap. The premium for the policy was paid monthly based upon estimated payroll for the year and is subject to a year-end audit by the provider. TeamStaff also maintained a separate policy insuring a portion of the maximum deductible cap, which it may be required to pay if claims exceed a determined number. The policy, including the extension, insures payment of the maximum cap in excess of the first $2,093,000, which the Company pays, up to $8,663,000. Once the $8,663,000 is exceeded, the Company pays 89.5% of paid claims up to $12,133,000. If the claims and fixed costs under the policy are less than the amounts TeamStaff paid, plus investment returns thereon, the insurer is contractually obligated to refund the difference to TeamStaff.

As part of the two-month extension, which was negotiated in January 2002, the Company was required to pay $495,000, which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As


                                    15 of 27
previously disclosed, the Company had received a release for those periods from CNA in January 2001, when the Company accepted CNA as its new insurance carrier. The Company has denied CNA's claim and, to date, has received $224,000 back from the original $495,000 payment. It is the Company's belief that the remaining funds should be returned as well. Should the Company be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, the Company has recorded a liability on its books for the estimated claims for the two-month extension, which exceeds the $271,000 disputed amount. Accordingly, TeamStaff plans to offset this amount from any monies owed CNA. On January 27, 2003, the Company filed a complaint of unfair or deceptive acts or practices in the business of insurance against CNA with the New Jersey Division of Insurance.

TeamStaff maintained a separate policy for certain of the business of its subsidiary, HR2, Inc., which had provided that TeamStaff was only responsible for the audited premium for each policy period. This policy ended on December 31, 2001. From January 1, 2002 through March 21, 2002, these employees were covered under the CNA policy.

TeamStaff records in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed claims plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by TeamStaff's insurers, internal analysis and its insurance broker. TeamStaff's internal analysis includes a quarterly review of open claims and a review of historical claims related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate claims, future adjustments may be necessary based on actual claims. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments as well as the interest earned on TeamStaff's prepayments, TeamStaff also relies on actuarial tables to estimate its ultimate expense.

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

As of December 31, 2002, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. As disclosed in our Form 10-K for the fiscal year ended September 30, 2002, TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

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

RESULTS OF OPERATIONS

The results below reflect a restatement of the statement of income and comprehensive income for the December 31, 2001 fiscal quarter. The restatement was required in order to properly reflect certain footnote disclosures and adjustments regarding the Company's supplemental executive retirement plan adopted effective as of October 1, 2000.


                                    16 of 27

The Company's revenues for the three months ended December 31, 2002 and 2001 were $158,664,000 and $165,503,000 respectively, which represents a decrease of $6,839,000 or 4.1% over the prior year fiscal quarter. Decreased revenues in TeamStaff's Medical Staffing division accounted for approximately $2,800,000 less revenue while our PEO division accounted for approximately $4,000,000 less revenue. The PEO division's reduced revenue is being affected in part by the program, begun in the second fiscal quarter of 2002, to review the profitability of all PEO clients and effect price increases where appropriate to meet a targeted level of profitability. This loss in business was somewhat offset by revenue generated by our acquisition of the assets of Corporate Staffing Concepts in January of 2002, which generated revenue of $6,500,000 in the fiscal quarter ended December 31, 2002. Despite this reduced revenue, the PEO division's profitability increased from $34,000 in pre-tax income reported in the first quarter of fiscal 2002 to $416,000 for the same quarter in fiscal 2003.

TeamStaff's Medical Staffing business, TeamStaff Rx, has on a percentage of revenue basis, been our fastest growing business segment over the last few years. However, in comparison to the first fiscal quarter of 2002, revenue for this segment decreased by 14%. This decrease has partially been attributed to our closing of the division's Houston, Texas office in April 2002. This office was primarily involved in staffing per diem nurses in the local Houston market. Our Medical Staffing business places temporary medical personnel in assignments that average at least thirteen weeks compared to per diem nurses, which are typically staffed on an hourly or daily basis. The overhead necessary to support per diem nursing did not justify keeping this business segment in operation. In addition, due to the increased number of temporary medical staffing companies that have appeared over the last few years, our Medical Staffing business segment is facing increased competition from a number of companies. While many of these companies had traditionally concentrated in the nursing market, they have expanded their operations into markets, such as imaging personnel staffing, where TeamStaff Rx has concentrated, and which previously were substantially less competitive.

Direct expenses were $151,675,000 for the three months ended December 31, 2002 and $157,529,000 for the comparable quarter last year, representing a decrease of $5,854,000 or 3.7%. This decrease is a direct result of the lower consolidated revenues of TeamStaff. As a percentage of revenue, direct expenses for the three months ended December 31, 2002 and 2001 were 95.6% and 95.2%, respectively.

Gross profits were $6,989,000 and $7,974,000 for the quarters ended December 31, 2002 and 2001, respectively, a decrease of $985,000 or 12.4%. This decrease is attributed to the reduction in our Medical Staffing business as discussed above. Gross profits, as a percentage of revenue, were 4.4% and 4.8 % for the quarters ended December 31, 2002 and 2001, respectively.

Selling, general and administrative ("SG&A") expenses for the quarters ended December 31, 2002 and 2001 were $6,691,000 and $6,870,000 respectively, representing a decrease of $179,000 or 2.6%. Increases in the SG&A costs for our Medical Staffing division necessitated by the increased competition, as explained above, were more then offset in cost-cutting reductions in our PEO division and corporate overhead.

Depreciation and amortization for the quarter ended December 31, 2002 decreased by $63,000, compared to the same quarter last year from $403,000 to $340,000.

Interest income decreased $119,000 from $314,000 in the first quarter of fiscal 2002 to $195,000 in the first fiscal quarter of 2003. This decrease is attributed to the reduction in late payment fees received by our Medical Staffing division due to a more competitive pricing environment.

Interest expense increased to $66,000 in the first fiscal quarter of 2003 from $13,000 in the first quarter of fiscal 2002 due to the amortization of deferred financing costs associated with our line of credit with Fleet, which was effective April 9, 2002.

Income taxes for the quarter ended December 31, 2002 were $2,000 versus $376,000 for the similar period in 2001. The lower taxes are a function of lower earnings and tax credits that are available to TeamStaff.

Net income for the quarter ended December 31, 2002 was $85,000, or $0.01 per fully diluted share, as compared to $626,000 or $0.04 per fully diluted share for the quarter ended December 31, 2001. This decrease is attributed to the performance of TeamStaff's Medical Staffing division offset by the improved profitability of our PEO division.

LIQUIDITY AND CAPITAL RESOURCES


                                    17 of 27

Net cash used in operating activities in the first three months of fiscal 2003 was $1,623,000 compared to $1,580,000 used in the same period of fiscal 2002. The slight change in cash from operations compared to last year relates primarily to timing of payments in this period versus the same period last year in accounts payable, accrued payroll and expenses. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a month ends and the existence of holidays on or immediately following a month end. In addition there was a decrease in accounts receivable in this quarter due to the timing of payments received at the end of this year plus lower receivables from our Medical Staffing division. Offsetting this decrease was an increase in other current assets of $1,487,000, $1,404,000 of which resulted from prepayments to our workers' compensation insurance carrier.

Cash used in investing activities of $678,000 was primarily related to costs incurred for the licensing of the ScorPEO PEO software system of $236,000,capitalized internally developed software of $142,000; other computer hardware and software acquisitions of $228,000.

The cash used in financing activities of $511,000 was primarily due to spending $432,000 in repurchasing 137,900 shares of TeamStaff stock in the first fiscal quarter of 2003.

As of December 31, 2002, TeamStaff had cash and cash equivalents of $9,643,000 and net accounts receivable of $20,503,000.

Management of TeamStaff believes that its existing cash will be sufficient to support cash needs for the next twelve months. The amount of available cash includes cash held for future payroll and other related taxes payable on a quarterly basis.

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. Since inception through December 31, 2002, we have repurchased 468,156 shares at an average cost of $4.44 per share for a total cost of $2,080,000. These share repurchases are reflected as treasury shares in these financial statements and will eventually be retired. During the quarter ended December 31, 2002, 137,900 shares were purchased at a cost of $432,000. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1,000,000 in common stock.

On April 9, 2002, TeamStaff entered into a revolving loan facility with Fleet National Bank, (Fleet). The total outstanding loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support direct debit processing exposure. The annual interest rate is either the Fleet prime rate or LIBOR, at the discretion of TeamStaff, and is currently 4.25%. The facility is collateralized by substantially all of the assets of TeamStaff, including its accounts receivables. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000. As of December 31, 2002, the sole outstanding amount on the facility represented an outstanding letter of credit in the amount of $4,150,000 which has been issued with respect to TeamStaff's workers' compensation policy, as previously discussed.

EFFECTS OF INFLATION

Inflation and changing prices have not had a material effect on TeamStaff's net revenues and results of operations in the last three fiscal years, as TeamStaff has been able to modify its prices and cost structure to respond to inflation and changing prices.

TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff has no material interest rate risk, except with respect to our workers' compensation programs, and is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. In connection with TeamStaff's workers' compensation programs, prepayments of future claims are deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers' compensation expense. If interest rates in these periods' decreases, TeamStaff's workers' compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds.



                                    18 of 27

ITEM 3.

CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on their evaluation, our chief executive officer and controller have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them.

CHANGES IN INTERNAL CONTROLS:

TeamStaff replaced Arthur Andersen, LLP with PricewaterhouseCoopers, LLP as its independent auditors in April 2002. PricewaterhouseCoopers advised our Audit Committee at its December 10, 2002 meeting that it believed there were material weaknesses in TeamStaff's internal controls including, among other things, the competency of its financial personnel. PricewaterhouseCoopers also advised that it believed it would be essential for the Company to employ a new Chief Financial Officer, who would need to gain sufficient familiarity with TeamStaff's system of internal controls and financial reporting to enable such individual to certify the fiscal year 2002 consolidated financial statements. PricewaterhouseCoopers further conditioned the continuance of its audit on the employment of a new Chief Financial Officer. PricewaterhouseCoopers acknowledged that in view of the foregoing, it was likely that we would be unable to make a timely filing of our annual report for fiscal year 2002. In response to PricewaterhouseCoopers' concerns, among other actions, the Audit Committee recommended that Mr. Kelly be relieved of his responsibilities as Chief Financial Officer. The Board of Directors accepted the Audit Committee's recommendation. TeamStaff's new auditor, Lazar Levine & Felix LLP has conducted a review of our internal controls in connection with its audit of the fiscal year 2002 consolidated financial statements and the restatement of fiscal year 2001. In conducting the audit for fiscal year ended September 30, 2002, Lazar expanded its testing of TeamStaff's internal controls, including Information Technology controls, to include the fiscal year ended September 30, 2001. This was done since the Arthur Anderson LLP work papers were not readily available for review by Lazar and to investigate the concerns regarding internal controls by PricewaterhouseCoopers. As a result of its expanded testing, no material weaknesses in the systems were found.

TeamStaff is committed to continually improving its internal controls. TeamStaff is in the process of consolidating its multiple PEO operating systems onto one, web-enabled system, ScorPEO, licensed by F.W. Davison. TeamStaff expects to have this consolidation completed by the close of the third fiscal quarter of 2003. TeamStaff also will be implementing a new financial and reporting system licensed from Lawson that will be integrated with the ScorPEO system. TeamStaff also expects to have its new financial and reporting system fully operational by the close of the third fiscal quarter of 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the Sellers), which were acquired by the Company in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, the Company entered into a settlement agreement with the sellers. Under the settlement agreement, the sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $540,000 and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled and TeamStaff


                                    19 of 27
agreed to release 29,915 escrow shares to the sellers. TeamStaff retains 75,000 shares in escrow to provide security for the seller's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment in the last fiscal year for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the former owners.

The Company's subsidiary, BrightLane is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. , Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. TeamStaff and BrightLane intend to defend themselves vigorously in this matter and believe that they have meritorious and valid defenses to plaintiff's claims. In addition, the former shareholders of BrightLane have placed approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreements, subject to a $300,000 threshold. In the event that the threshold is reached, some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10 per share. It is possible that an award in favor of Atomic Fusion would result in monetary damages against TeamStaff, which could not be recovered under the indemnification provisions because the cancellation of the shares in escrow is the sole method of satisfying these indemnification obligations.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the quarter ended December 31, 2002.

ITEM 5. OTHER INFORMATION

None

ITEM 6. RECENT EVENTS

CHANGE IN ACCOUNTANTS

TeamStaff has previously reported on Forms 8-K under the Securities and Exchange Act of 1934 changes in its independent public accountants during the fiscal year ended September 30, 2002, and a subsequent change on December 13, 2003, which is part of the fiscal quarter ending December 31, 2002.

These reports on Form 8-K reflected:


                                    20 of 27

      1. On April 10, 2002, The Board of Directors of TeamStaff and its Audit Committee decided to no longer engage Arthur Andersen LLP as TeamStaff's independent public accountants and engaged PricewaterhouseCoopers LLP to serve as its independent public accountants for the fiscal year ending September 30, 2002.

      2. On December 13, 2002, the Audit Committee of TeamStaff dismissed PricewaterhouseCoopers LLP as the Company's independent public accountants and subsequently engaged Lazar Levine & Felix LLP to serve as the Company's independent public accountants.

ENGAGEMENT OF NEW ACCOUNTANTS; CFO RELIEVED OF DUTIES

At a meeting held on December 10, 2002, prior to concluding its audit for fiscal year 2002, PricewaterhouseCoopers expressed its opinion to the Audit Committee that there were material weaknesses in our system of internal controls, including the adequacy, competency and reliability of operational and financial information, information systems and finance personnel. PricewaterhouseCoopers further stated that information had come to its attention, that if further investigated may materially impact the fairness or reliability of the previously issued financial statements for fiscal year 2001 and/or the financial statements to be issued for fiscal year 2002. PricewaterhouseCoopers also stated that due to an accounting error in the treatment of a supplemental executive retirement plan, a restatement and a reaudit of fiscal year 2001 would be required but it declined the engagement for the reaudit of fiscal year 2001.

PricewaterhouseCoopers further advised TeamStaff that it believed it would be essential to employ a new Chief Financial Officer and conditioned the continuance of its audit for fiscal year 2002 on the employment of a new Chief Financial Officer. PricewaterhouseCoopers acknowledged that in view of the foregoing, it was likely that TeamStaff would be unable to make a timely filing of its annual report for fiscal year 2002. In response to this advice from PricewaterhouseCoopers, TeamStaff relieved its Chief Financial Officer, Donald
T. Kelly, of his duties, and commenced a search for a new Chief Financial Officer. In light of the need to engage a new auditor for fiscal year 2001, the Audit Committee determined that TeamStaff's interests were best served by engaging new independent accountants willing to audit both fiscal 2001 and fiscal year 2002. On December 13, 2002 the audit committee dismissed PricewaterhouseCoopers and engaged Lazar Levine & Felix LLP to serve as TeamStaff's independent public accountants.

In conducting the audit for fiscal year ended September 30, 2002, Lazar expanded its testing of TeamStaff's internal controls, including information technology controls, to include the fiscal year ended September 30, 2001. This procedure was followed since the Arthur Anderson LLP work papers were not readily available for review by Lazar and to investigate the concerns regarding internal controls raised by PricewaterhouseCoopers. As a result of this expanded testing, no material weaknesses in the systems were revealed and, based on these results, Lazar concluded that only an audit of the restatement adjustment was required and not a full reaudit of the fiscal year 2001 consolidated financial statements.

RECONSIDERATION OF STATUS OF CFO

In light of the foregoing, TeamStaff determined that the conclusions reached by PricewaterhouseCoopers concerning TeamStaff's internal controls and financial personnel were not supported by Lazar's independent analysis or TeamStaff's own assessment of its financial and operational systems. Mr. Kelly has remained an employee during this period, and as result of the determinations made by Lazar regarding TeamStaff's internal controls and systems, and the results of its audit and review of the issues involved with the SERP plan and the restatement of the 2001 fiscal year, the Audit Committee and the Board of Directors are reviewing Mr. Kelly's status and whether the Company should reinstate Mr. Kelly or retain a new Chief Financial Officer.

Pursuant to a severance agreement with Mr. Kelly effective May 22, 2002, in the event he is terminated by the Company for cause, he is entitled only to his accrued compensation, which means his base salary, reimbursement of business expenses, vacation pay and earned but unpaid bonuses to the date of termination. "Cause" is defined to include conviction of a felony, an intentional and continual failure to substantially perform his duties or an intentional failure to follow or perform a lawful direction of the Board of Directors. If Kelly is terminated for disability or death, he will be entitled to his accrued compensation and certain other payments such as the pro rata bonus amount. The pro rata bonus amount is defined as the amount equal to the greater of the most recent annual bonus amount paid or the annual bonus paid or payable for the full fiscal year ended prior to the termination, in either case pro-rated through the date of death or disability. In the event that Mr. Kelly's employment terminates for any other reason, the agreement provides for payment of his accrued compensation, a pro rata bonus amount, a bonus


                                    21 of 27
amount allocated to the remainder of the term of his employment agreement, his base salary through the remainder of the term of his employment agreement, a severance payment equal to one year's base compensation, a payment equal to the cost of health and other similar benefits for a period of two years and costs associated with outplacement services.

In light of the circumstances regarding the removal of Mr. Kelly from his duties, Mr. Kelly may have reason to terminate his employment with TeamStaff for "good reason" and exercise his rights under the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities . . . ." Additionally, the removal of Mr. Kelly from his duties may have caused his benefits under TeamStaff's supplemental executive retirement plan, or SERP, to become fully vested and TeamStaff has provided for this vesting in its pension accounting calculation. The Board of Directors has not made a determination whether Mr. Kelly would be entitled to terminate his employment and exercise these rights pursuant to the severance agreement described above. In the event that Mr. Kelly exercises these rights, such termination is deemed proper, and Mr. Kelly is eligible to receive all potential compensation under the severance agreement and the supplemental executive retirement plan, TeamStaff may be required to pay a sum, either directly to Mr. Kelly, in the case of the severance agreement, or to a trust, in the case of any payments to be made pursuant to the SERP, totaling approximately $1.1 million.

NASDAQ LISTING

On January 16, 2003, TeamStaff received notice from the NASDAQ Stock Market that an "E" would be appended to its symbol at the opening of business on January 21, 2003 due to the belated filing of TeamStaff's annual report on Form 10-K for fiscal year 2002. NASDAQ further advised TeamStaff that its common stock would be delisted from trading on the NASDAQ National Market at the opening of business on January 27, 2003 unless TeamStaff requested a hearing before the NASDAQ Stock Market. TeamStaff requested and was granted a hearing before a NASDAQ panel, which was to be held on February 14, 2003. By letter dated February 13, 2003, the NASDAQ Stock Market notified TeamStaff that it had canceled the hearing in light of TeamStaff's filing of its annual report on Form 10-K for fiscal year 2002 on February 10, 2003, and that the "E" would be removed from TeamStaff's symbol at the opening of business on February 18, 2003.

SETTLEMENT OF CORPORATE STAFFING CONCEPTS EARN OUT

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

OPTIONS GRANTED

TeamStaff issued 73,000 options during the first fiscal quarter of 2003 at an average price of $3.00 per share.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

99.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The following reports were filed during the quarter ended December 31, 2002.


Date of Report                        Item Reported
--------------                        -------------
November 19, 2002                     Item 5 Other Events

December 13, 2002                     Item 4 Change in Certifying Accountants

                                      Item 7 Financial Statements and Exhibits


                                    22 of 27

December 20, 2002                     Item 5/Item 9 Other Events and Required FD
                                      Disclosure



                                    23 of 27

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

                                              TEAMSTAFF, INC.
                                              (Registrant)



                                              /s/ Donald W. Kappauf
                                              -----------------------
                                              Donald W. Kappauf
                                              Chief Executive Officer



                                              /s/ Gerard A. Romano
                                              -----------------------
                                              Gerard A. Romano
                                              Corporate Controller

Date: February 19, 2003


                                    24 of 27

CERTIFICATIONS

I, Donald W. Kappauf, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TeamStaff, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 19, 2003

                                           /s/ Donald W. Kappauf
                                           ---------------------
                                           President and Chief Executive Officer


                                    25 of 27

CERTIFICATIONS

I, Gerard A. Romano, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TeamStaff, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003

                                           /s/ Gerard A. Romano
                                           --------------------
                                           Corporate Controller



                                    26 of 27