Form 10-Q
period 2003-03-31
TEAMSTAFF INC
filed 2003-05-15
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

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

                                 Yes X       No

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes         No X

15,709,874 shares of Common Stock, par value $.001 per share, were outstanding as of May 7, 2003.


                                    1 of 30

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                 MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                             PAGE NO.
                                                                             --------
PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets as of
           March 31, 2003 (Unaudited) and
           September 30, 2002                                                   3

           Consolidated Statements of
           Operations and Comprehensive Income for the three months
           ended March 31, 2003 and 2002 (Unaudited)                            5

           Consolidated Statements of
           Operations and Comprehensive Income for the six months
           ended March 31, 2003 and 2002 (Unaudited)                            6

           Consolidated Statements of Cash Flows for the six months
           ended March 31, 2003 and 2002 (Unaudited)                            7

           Notes to Consolidated Financial Statements
           (Unaudited)                                                          8

Item 2.    Management's discussion and analysis of
           financial condition and results of operations                       18

Item 3.    Controls and Procedures                                             24


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                   25
Item 2.    Changes in Securities and Use of Proceeds                           25
Item 3.    Defaults Upon Senior Securities                                     25
Item 4.    Submission of Matters to a Vote of Security Holders                 25
Item 5.    Other Information                                                   26
Item 6.    Recent Events                                                       26
Item 7.    Exhibits and Reports on Form 8-K                                    26
           Signatures                                                          27
           Certification pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002                                      28
           Exhibit 99.1                                                        30


                                    2 of 30

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (PAGE 1 OF 2)

                                                                        MARCH 31,        SEPTEMBER 30,
                                                                          2003               2002
                                                                      ------------       ------------
                                                                       (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $  6,517,000       $ 12,455,000
  Restricted cash                                                          129,000            129,000
  Accounts receivable, net of allowance for doubtful accounts of $243,000 and $262,000 at March 31, 2003 and
     September 30, 2002                                                 17,007,000         24,569,000
  Deferred tax asset                                                            --          1,791,000
  Prepaid workers' compensation                                          3,432,000          2,341,000
  Other current assets                                                   3,023,000          2,500,000
                                                                      ------------       ------------
    Total current assets                                                30,108,000         43,785,000
                                                                      ------------       ------------
EQUIPMENT AND IMPROVEMENTS:
  Furniture and equipment                                                3,351,000          3,321,000
  Computer equipment                                                     2,500,000          2,411,000
  Leasehold improvements                                                   391,000            358,000
                                                                      ------------       ------------
                                                                         6,242,000          6,090,000

  Less accumulated depreciation and amortization                        (4,679,000)        (4,289,000)
                                                                      ------------       ------------
                                                                         1,563,000          1,801,000

DEFERRED TAX ASSET                                                      11,163,000          6,680,000

AMORTIZED INTANGIBLE ASSETS, net of accumulated
  amortization  of $1,256,000 and $822,000 at March 31, 2003 and
  September 30, 2002                                                     2,677,000          2,375,000
INDEFINITE LIFE INTANGIBLE ASSETS                                        5,409,000         11,109,000
GOODWILL                                                                 7,100,000         27,167,000
OTHER ASSETS                                                               988,000          1,049,000
                                                                      ------------       ------------
    Total Assets                                                      $ 59,008,000       $ 93,966,000
                                                                      ============       ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                    3 of 30

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (PAGE 2 OF 2)


                                                                       MARCH 31,        SEPTEMBER 30,
                                                                         2003               2002
                                                                     ------------       ------------
                                                                      (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                  $     56,000       $     59,000
  Accounts payable                                                      1,880,000          4,252,000
  Accrued payroll                                                      13,122,000         17,034,000
  Accrued expenses and other current liabilities                        4,056,000          6,464,000
                                                                     ------------       ------------
    Total current liabilities                                          19,114,000         27,809,000
                                                                     ------------       ------------
LONG-TERM DEBT, net of current portion                                    127,000            147,000
ACCRUED PENSION LIABILITY                                               1,559,000          1,271,000
                                                                     ------------       ------------
    Total liabilities                                                  20,800,000         29,227,000
                                                                     ------------       ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $.10 par value; authorized 5,000,000 shares;
    0 issued and outstanding                                                   --                 --
  Common Stock, $.001 par value; authorized 40,000,000 shares;
    issued 16,256,642 and 16,229,142; outstanding 15,709,874
    and 15,906,886                                                         16,000             16,000
  Additional paid-in capital                                           65,279,000         65,200,000
  Retained (deficit) earnings                                         (24,559,000)         1,313,000
  Accumulated comprehensive losses                                       (205,000)          (142,000)
  Treasury stock, 546,768 and 330,256 shares at cost                   (2,323,000)        (1,648,000)
                                                                     ------------       ------------
    Total shareholders' equity                                         38,208,000         64,739,000
                                                                     ------------       ------------
      Total liabilities and shareholders' liabilities                $ 59,008,000       $ 93,966,000
                                                                     ============       ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.


                                    4 of 30

                        TEAMSTAFF, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           For the three months ended
                                                                    March 31,
                                                                               2002
                                                            2003           As Restated
                                                        ------------       ------------
REVENUES                                                $ 37,947,000       $ 45,028,000
DIRECT EXPENSES                                           32,833,000         37,514,000
                                                        ------------       ------------
        Gross profit                                       5,114,000          7,514,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               7,783,000          6,838,000
GOODWILL IMPAIRMENT WRITE DOWN                            20,396,000                 --
INTANGIBLE IMPAIRMENT WRITE DOWN                           5,700,000                 --
DEPRECIATION AND AMORTIZATION                                318,000            289,000
                                                        ------------       ------------
        Income (loss) from operations                    (29,083,000)           387,000
                                                        ------------       ------------
OTHER INCOME (EXPENSE):
  Interest income                                            132,000            274,000
  Interest expense                                          (104,000)           (19,000)
                                                        ------------       ------------
                                                              28,000            255,000
                                                        ------------       ------------
        Income (loss) before income taxes                (29,055,000)           642,000
INCOME TAX BENEFIT (EXPENSE)                               3,098,000           (198,000)
                                                        ------------       ------------
        Net income (loss)                                (25,957,000)           444,000
OTHER COMPREHENSIVE INCOME (EXPENSE):
  Minimum pension liability adjustment, net of tax             5,000            (20,000)
                                                        ------------       ------------
COMPREHENSIVE INCOME (LOSS)                             $(25,952,000)      $    424,000
                                                        ============       ============
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED           $      (1.65)      $       0.03
                                                        ============       ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING - BASIC                       15,755,702         16,067,679
                                                        ============       ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND EQUIVALENTS
  OUTSTANDING - DILUTED                                   15,755,702         16,201,497
                                                        ============       ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                    5 of 30

                        TEAMSTAFF, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                             For the six months ended
                                                                    March 31,
                                                                              2002
                                                            2003           As Restated
                                                        ------------       ------------
REVENUES                                                $ 80,318,000       $ 89,223,000
DIRECT EXPENSES                                           68,215,000         73,735,000
                                                        ------------       ------------
        Gross profit                                      12,103,000         15,488,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              14,474,000         13,708,000
GOODWILL IMPAIRMENT WRITE DOWN                            20,396,000                 --
INTANGIBLE IMPAIRMENT WRITE DOWN                           5,700,000                 --
DEPRECIATION AND AMORTIZATION                                658,000            691,000
                                                        ------------       ------------
        Income (loss) from operations                    (29,125,000)         1,089,000
                                                        ------------       ------------
OTHER INCOME (EXPENSE):
  Interest income                                            327,000            588,000
  Interest expense                                          (170,000)           (32,000)
                                                        ------------       ------------
                                                             157,000            556,000
                                                        ------------       ------------
        Income (loss) before income taxes                (28,968,000)         1,645,000
INCOME TAX BENEFIT (EXPENSE)                               3,096,000           (574,000)
                                                        ------------       ------------
        Net income (loss)                                (25,872,000)         1,071,000
OTHER COMPREHENSIVE INCOME (EXPENSE):
  Minimum pension liability adjustment, net of tax           (63,000)           (40,000)
                                                        ------------       ------------
COMPREHENSIVE INCOME (LOSS)                             $(25,935,000)      $  1,031,000
                                                        ============       ============
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED           $      (1.64)      $       0.07
                                                        ============       ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING - BASIC                       15,772,550         16,069,031
                                                        ============       ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES AND EQUIVALENTS
  OUTSTANDING - DILUTED                                   15,772,550         16,265,240
                                                        ============       ============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                    6 of 30

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the six months ended
                                                                                          March 31,
                                                                                                     2002
                                                                                  2003           As Restated
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (income)                                                             $(25,872,000)      $  1,071,000
Adjustments to reconcile net income (loss) to net
  cash used by operating activities, net of acquired businesses:
Deferred income taxes                                                           (1,235,000)           300,000
Depreciation and amortization                                                      658,000            663,000
Pension amortization                                                               166,000             29,000
Provision for doubtful accounts                                                     75,000            265,000
Changes in operating assets and liabilities, net of acquired businesses:
  Decrease in accounts receivable                                                7,487,000          1,671,000
  (Increase) in other current assets                                            (3,071,000)        (3,029,000)
  Goodwill impairment write down                                                20,396,000                 --
  Intangible impairment write down                                               5,700,000                 --
  Increase in other assets                                                          61,000            333,000
  (Decrease) in accounts payable, accrued payroll, accrued
     expenses and other current liabilities                                     (8,692,000)        (1,876,000)
  Increase in pension liability                                                    288,000            134,000
                                                                              ------------       ------------
        Net cash (used in) operating activities                                 (4,039,000)          (439,000)
                                                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment, leasehold improvements and software                     (888,000)        (1,160,000)
  Acquisition of businesses, net of cash acquired                                       --           (758,000)
  Earn out provision on prior acquisition*                                        (250,000)                --
                                                                              ------------       ------------
        Net cash (used in) investing activities                                 (1,138,000)        (1,918,000)
                                                                              ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on capital leases obligations                                         (23,000)           (25,000)
  Net proceeds from the exercise of stock options and warrants                          --             59,000
  Repurchase of common shares                                                     (675,000)          (780,000)
  Net comprehensive expense on pension                                             (63,000)           (40,000)
                                                                              ------------       ------------
        Net cash (used in) financing activities                                   (761,000)          (786,000)
                                                                              ------------       ------------
        Net (decrease) in cash and cash equivalents                             (5,938,000)        (3,143,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                12,455,000         13,725,000
                                                                              ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  6,517,000       $ 10,582,000
                                                                              ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for-
  Interest                                                                    $     42,000       $     32,000
                                                                              ============       ============
  Income taxes                                                                $    165,000       $    779,000
                                                                              ============       ============

      *TeamStaff fully settled its earn out obligations resulting from its acquisition of the assets of Corporate Staffing Concepts LLC by agreeing to pay the sum of $250,000 in cash and to issue 27,500 shares of TeamStaff Common Stock valued at $79,000.


           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                                    7 of 30

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

BASIS OF PRESENTATION AND CHANGE IN REVENUE RECOGNITION POLICY

The financial statements related to the second quarter and six months of fiscal year 2002 contained in these financial statements have been restated to reflect certain adjustments to properly account for TeamStaff's Supplemental Retirement Plan as well as adjusted for a change in the revenue recognition policy. See the discussion below and at Note 6.

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. TeamStaff's professional employer organization ("PEO") division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees; and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings are invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff has included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumes as an employer, regardless of whether it actually collects its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff has changed its presentation of PEO revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff is not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both the revenue and direct costs for the quarter and six months ended March 31, 2003 by $89,189,000 and $205,482,000, respectively, but had no effect on gross profit, operating income or net income (loss). For the quarter and six months ended March 31, 2002, this method reduced both revenue and direct costs by $116,759,000 and $238,067,000, respectively, but had no effect on gross profit, operating income or net income (loss). Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs do not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums. All prior period financial information has been adjusted to reflect the new revenue reporting policy. The consolidated financial statements included herein have been prepared by TeamStaff, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although TeamStaff believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TeamStaff's latest annual report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include those of TeamStaff Inc., and its wholly owned subsidiaries. The results of operations of acquired companies have been included in the consolidated financial statements from the


                                    8 of 30
date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) SIGNIFICANT ACCOUNTING POLICIES:

RECENTLY ADOPTED ACCOUNTING STANDARDS:

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. During the quarter and six months ended March 31, 2003, SFAS No. 144 has had no impact on TeamStaff's consolidated financial statements.

On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for the TeamStaff's fiscal year beginning October 1, 2002. During the quarter and 6 months ended March 31, 2003, SFAS No. 145 has had no impact on TeamStaff's consolidated financial statements.

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. Currently this standard has not had an impact on TeamStaff's consolidated financial statements.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. TeamStaff has implemented the additional disclosure requirements under SFAS 148 beginning in the second fiscal quarter commencing January 1, 2003.

At March 31, 2003, TeamStaff has two stock-based employee compensation plans, which are described more fully in TeamStaff's latest annual report on Form 10-K. TeamStaff accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

                                                              3 MONTHS ENDED                        6 MONTHS ENDED
                                                                 MARCH 31                              MARCH 31
                                                                 --------                              --------
                                                         2003               2002               2003                2002
                                                     ------------       ------------       ------------       -------------
Net income, as reported                              $(25,957,000)      $    444,000       $(25,872,000)      $   1,071,000
Deduct:  Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               (127,000)          (163,000)          (247,000)           (325,000)
                                                     ------------       ------------       ------------       -------------
Pro forma net income                                 $(26,084,000)      $    281,000       $(26,119,000)      $     746,000
                                                     ============       ============       ============       =============
Earnings per share:
   Basic & diluted-as reported                       $      (1.65)      $       0.03       $      (1.64)      $        0.07
                                                     ============       ============       ============       =============
   Basic & diluted-pro forma                         $      (1.66)      $       0.02       $      (1.66)      $        0.05
                                                     ============       ============       ============       =============


                                    9 of 30

In accordance with Statement of Financial Accounting Standards No. 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 3.10% and 4.16% in fiscal year 2003 and 2002, respectively, expected option life of 4 years, and expected volatility of 74% and 72% in fiscal year 2003 and 2002, respectively.

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

In accordance with SFAS 128, the following table reconciles net income(loss) and share amounts used to calculate the basic and diluted earnings(loss) per share:

                                                          Three Months Ended March 31,          Six Months Ended March 31,
                                                          ----------------------------          --------------------------
                                                             2003               2002               2003             2002
                                                                            As Restated                          As Restated
                                                        ------------       ------------      ------------       ------------
Numerator:
  Net income(loss)                                      $(25,957,000)      $    444,000      $(25,872,000)      $  1,071,000
Denominator:
Weighted average number of common shares
  outstanding- basic                                      15,755,702         16,067,679        15,772,550         16,069,031
Incremental shares for assumed conversion of stock
  options/warrants                                                --            133,818                --            196,209
Weighted average number of common shares
  outstanding-diluted                                     15,755,702         16,201,497        15,772,550         16,265,240
                                                        ------------       ------------      ------------       ------------
Earnings(loss) per share-basic and diluted              $      (1.65)      $       0.03      $      (1.64)      $       0.07

Stock options and warrants outstanding at March 31, 2003 to purchase 979,128 shares of common stock and at March 31, 2002 to purchase 254,581 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

INCOME TAXES:

TeamStaff has recorded an $11,163,000 deferred tax asset at March 31, 2003 and $8,471,000 at September 30, 2002. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of the past four years of profitability and its ability to generate income in the future.

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

COMPREHENSIVE INCOME (LOSS):


                                    10 of 30

TeamStaff has comprehensive losses resulting from its Supplemental Retirement Plan (SERP) (see Note 6). When the SERP obligations were measured at March 31, 2003, the amount of the Projected Benefit Obligation (PBO) exceeded the recorded SERP liability. These changes resulted in comprehensive income net of tax for the quarter ended March 31, 2003 of $5,000 and a comprehensive loss for the six months ended March 31, 2003 of $(63,000). The removal of the former Chief Financial Officer from his duties as such (see Note 5) may have caused his benefits under the SERP to become fully vested. TeamStaff has provided for this vesting in its pension accounting calculations. The Board has determined not to retain the former Chief Financial Officer in TeamStaff's employ beyond the September 30, 2003 expiration of his current employment agreement. Because it is unlikely that the former Chief Financial Officer will remain in TeamStaff's employ beyond September 30, 2003, TeamStaff has accounted for the former Chief Financial Officer's portion of the SERP under curtailment accounting. No other sources of comprehensive gains or losses occurred.

WORKERS' COMPENSATION:

As of March 22, 2002, TeamStaff's insurance provider is Zurich American Insurance Company (Zurich). The program is managed by Cedar Hill Insurance Agency, Inc. (Cedar Hill), whose duties include underwriting analysis of potential and current clients, loss control services, and other program management services. In addition, TeamStaff's workers' compensation insurance broker, The Hobbs Group, provides claims oversight and also provides certain underwriting and claims management services. This policy covers TeamStaff's corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation to non-employees.

The Zurich program originally covered the period March 22, 2002 through April 1, 2003, inclusive. The program contained a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the program was paid on a monthly basis based on estimated payroll for the year and is subject to a policy year-end audit, which is expected to be completed prior to the end of our fiscal year end September 30, 2003. The Zurich deductible program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The letter of credit for $4,150,000 was secured through Fleet National Bank (Fleet), as part of TeamStaff's line of credit. In connection with the renewal of this program discussed below, Zurich released this letter of credit. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program claims experience. Claims handling services for the program is provided by a third party administrator assigned by Cedar Hill. At March 31, 2003, TeamStaff has a prepaid current asset of $1,827,000 for the premiums and the prepayments made to the trust.

On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The new program contains a large deductible feature of $500,000 for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15,650,000. The premium for the program is paid on a monthly basis based on estimated payroll for the year and is subject to a policy year-end audit. The new program is collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The new letter of credit for $3.5 million was secured through Fleet National Bank (Fleet), as part of TeamStaff's line of credit. Payments are made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. At March 31, 2003, TeamStaff has a prepaid current asset of $1,605,000 for the premiums and the prepayments made to the trust.

TeamStaff's primary workers' compensation insurance provider from January 22, 2001 through March 21, 2002, was Continental Assurance (CNA). This policy covered its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments.

The CNA policy originally covered the period from January 22, 2001 through January 21, 2002, but was extended to March 21, 2002. It was a large deductible program ($250,000 for each claim) with a maximum liability cap. The premium for the policy was paid monthly based upon estimated payroll for the year and is subject to a year-end audit by the provider. TeamStaff also maintained a separate policy insuring a portion of the maximum deductible cap, which it may be required to pay if claims exceed a determined number. The policy, including the extension, insures payment of the maximum cap in excess of the first $2,093,000, which TeamStaff pays, up to $8,663,000. Once the $8,663,000 is exceeded, TeamStaff pays 89.5% of paid claims up to $12,133,000. If the claims and fixed costs


                                    11 of 30
under the policy are less than the amounts TeamStaff paid, plus investment returns thereon, the insurer is contractually obligated to refund the difference to TeamStaff.

As part of the two-month extension, which was negotiated in January 2002, TeamStaff was required to pay $495,000, which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, TeamStaff had received a release for those periods from CNA in January 2001, when TeamStaff accepted CNA as its new insurance carrier. TeamStaff has denied CNA's claim and, to date, has received $224,000 back from the original $495,000 payment. TeamStaff believes that the remaining funds should be returned as well. Should TeamStaff be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, TeamStaff has recorded a liability on its books for the estimated claims for the two-month extension, which exceeds the $271,000 disputed amount. Accordingly, TeamStaff plans to offset this $271,000 amount from any monies potentially owed by TeamStaff to CNA. On January 27, 2003, TeamStaff filed a complaint of unfair or deceptive acts or practices in the business of insurance against CNA with the New Jersey Division of Insurance. The New Jersey Division of Insurance referred the matter to the New Jersey Compensation Rating and Inspection Bureau, which is in the process of investigating that complaint.

TeamStaff records in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed claims plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by TeamStaff's insurers, internal analysis and its insurance broker. TeamStaff's internal analysis includes a quarterly review of open claims and a review of historical claims related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate claims, future adjustments may be necessary based on actual claims incurred during the policy period. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments as well as the interest earned on TeamStaff's prepayments, TeamStaff also relies on actuarial tables to estimate its ultimate expense.

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

As of March 31, 2003, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. As disclosed in our Form 10-K for the fiscal year ended September 30, 2002, TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

NON-GOODWILL RECOGNIZED INTANGIBLES:

The following is a summary of non-goodwill intangibles:

                                            AS OF MARCH 31, 2003
                                            --------------------
                                    Gross
                                  Carrying       Accumulated
                                   Amount       Amortization         Net
                                 ----------      ----------      ----------
Amortized intangible assets
  Software                       $3,204,000      $  974,000      $2,230,000
  Pension                           729,000         282,000         447,000
                                 ----------      ----------      ----------
  Total                          $3,933,000      $1,256,000      $2,677,000
                                 ==========      ==========      ==========


                                    12 of 30

                                        AS OF SEPTEMBER 30, 2002
                                        ------------------------
                                    Gross
                                  Carrying      Accumulated
                                   Amount       Amortization        Net
                                 ----------      ----------      ----------
Amortized intangible assets
  Software                       $2,468,000      $  705,000      $1,763,000
  Pension                           729,000         117,000         612,000
                                 ----------      ----------      ----------
  Total                          $3,197,000      $  822,000      $2,375,000
                                 ==========      ==========      ==========

Aggregate Amortization Expense
  For 6 months ended 3/31/03    $   434,000
                                ===========

Estimated Amortization Expense
  For year ended 9/30/03            $699,000
  For year ended 9/30/04             486,000
  For year ended 9/30/05             476,000
  For year ended 9/30/06             417,000
  For year ended 9/30/07             345,000

Indefinite life intangible assets
(described below):                         As of            As of
                                      March 31, 2003  September 30, 2002
                                       -----------        -----------
Tradenames                             $ 4,209,000        $ 4,209,000
Wachovia Relationship                    1,200,000          6,900,000
                                       -----------        -----------
Total                                  $ 5,409,000        $11,109,000
                                       ===========        ===========

GOODWILL:

                                                               Medical
                                              PEO             Staffing             Total
                                         ------------       ------------       ------------
Balance as of September 30, 2002         $ 25,462,000       $  1,705,000       $ 27,167,000
Adjustment to purchase price due to
  earn out obligation                         329,000                 --            329,000
Goodwill impairment loss                  (20,396,000)                          (20,396,000)
                                         ------------       ------------       ------------
Balance as of March 31, 2003             $  5,395,000       $  1,705,000       $  7,100,000
                                         ============       ============       ============

IMPAIRMENT OF GOODWILL:

Goodwill is assigned to specific reporting units and, in accordance with SFAS 142, is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. As of the fiscal quarter ended December 31, 2002, TeamStaff carried a total of $27,167,000 in goodwill. During the fiscal quarter ended March 31, 2003, TeamStaff determined that the carrying amount of the PEO reporting segment exceeded its fair value, which was estimated based on the present value of expected future cash inflows and the market approach which compares TeamStaff to other comparable entities. The decision to test for impairment was based on a variety of factors, including, but not limited to, the overall downturn in the nation's economy, the relatively recent substantial decrease in the number of TeamStaff PEO worksite employees, the performance of the Wachovia marketing relationship, the reduced valuations of individual PEOs by various market analysts and the associated market downgrade in the PEO industry in general. Accordingly, a goodwill impairment loss of $20,396,000, as indicated by an independent outside valuation, was recognized in the PEO reporting unit.

IMPAIRMENT OF WACHOVIA RELATIONSHIP INTANGIBLES:

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. As part of its acquisition of BrightLane, completed in August, 2001, TeamStaff entered into a two-year, extendable marketing relationship with First Union Corporation (renamed Wachovia). The Wachovia relationship provides TeamStaff with the ability to market its PEO services to Wachovia's small business customers through Wachovia's network of small business bankers. The relationship has not produced the anticipated number of PEO clients or worksite employees. Although TeamStaff believes that the agreement will be extended beyond August 31, 2003, TeamStaff does not anticipate that the extension will provide it with the ability to market its services to Wachovia's small business customers on an exclusive basis. During the fiscal quarter ended March 31, 2003, TeamStaff determined that, based on


                                    13 of 30
estimated future cash flows, the carrying amount of the Wachovia marketing relationship, which is assigned to TeamStaff's PEO reporting segment, exceeds its fair value by $5,700,000; accordingly, an impairment loss of that amount, as indicated by an independent outside valuation, was recognized and is included in impairment of intangible assets.

(3) BUSINESS COMBINATIONS:

SETTLEMENT OF CORPORATE STAFFING CONCEPTS EARN OUT OBLIGATION

Effective January 2, 2002, TeamStaff acquired the accounts and related assets of Corporate Staffing Concepts LLC, a PEO entity operating primarily in western Massachusetts and Connecticut, for $275,000 paid at closing, and stock, which would be paid in connection with an earn out in one year, based upon the number of worksite employees remaining from the accounts being acquired. On January 10, 2003, by mutual agreement, TeamStaff fully settled its earn out obligations to Corporate Staffing Concepts LLC by agreeing to pay the sum of $250,000 in cash and to issue 27,500 shares of TeamStaff Common Stock, bringing the total purchase price to $604,475. The additional purchase price as a result of the buyout was recorded as Goodwill.

The following unaudited pro forma information presents a summary of consolidated financial results of operations of TeamStaff and acquired companies as if the acquisition had occurred October 1, 2001, the beginning of the earliest period presented.

                                              Three Months Ended March 31,          Six Months Ended March 31,
                                              -----------------------------      -----------------------------
                                                2003              2002               2003               2002
                                                               As Restated                          As Restated
                                            ------------       ------------      ------------       ------------
Revenues                                    $ 37,947,000       $ 45,028,000      $ 80,318,000       $ 90,323,000
Net Income                                   (25,957,000)           444,000       (25,872,000)         1,083,000
Earnings per share - basic and diluted      $      (1.65)      $       0.03      $      (1.64)      $       0.07

(4) DEBT:

On April 9, 2002, TeamStaff entered into a revolving loan facility with Fleet National Bank (Fleet). The total outstanding loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support direct debit processing exposure. The annual interest rate is either the Fleet prime rate or LIBOR, at the discretion of TeamStaff, and is currently 4.25%. The facility is collateralized by substantially all of the assets of TeamStaff, including its accounts receivables. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000.

Effective March 21, 2003, the Company and Fleet agreed to a renewal of the revolving loan facility, which now expires on March 31, 2004. The terms of the facility are substantially as described above, except that the total outstanding loan amount at any one time cannot exceed the lesser of $6,000,000 or the sum of 85% of the qualified accounts receivable less and amount reserved by Fleet. At March 31, 2003, the sole outstanding amount of the facility represented an outstanding letter of credit in the amount of $3.5 million issued with respect to TeamStaff's workers' compensation program with Zurich effective April 1, 2003 as described above. TeamStaff is not in compliance with the interest rate coverage covenant as of March 31, 2003 due to the write down of impaired intangible assets. Fleet Bank has granted TeamStaff a waiver for this quarter and has amended the agreement to delete the interest rate coverage covenant and replace it with a minimum earnings before interest expense covenant for future quarters.



                                    14 of 30

(5) STATUS OF CFO:

As previously disclosed, TeamStaff relieved its Chief Financial Officer of his duties as such, and commenced a search for a new Chief Financial Officer. That search is ongoing. The Board has determined not to retain the former Chief Financial Officer in TeamStaff's employ beyond the September 30, 2003 expiration of his current employment agreement with TeamStaff.

Pursuant to a May 22, 2002 severance agreement with the former Chief Financial Officer, in the event that his employment terminates for "good reason," as that term is defined in the agreement, he is provided with certain severance payments and other benefits. As a result of being relieved of his duties, the former Chief Financial Officer may have "good reason" to terminate his employment with TeamStaff and may have claims for the severance payments and benefits provided by the severance agreement. The removal of the Chief Financial Officer from his duties also may have caused his benefits under TeamStaff's SERP to become fully vested and require that assets necessary to fund TeamStaff's SERP obligations be placed in an irrevocable grantor trust. TeamStaff has not yet funded the trust. TeamStaff has provided for full vesting in its pension accounting calculation. Because it is unlikely that the former Chief Financial Officer will remain in TeamStaff's employ beyond September 30, 2003 and likely that he would seek the payments and benefits provided by the severance agreement, TeamStaff has accrued an additional $860,000 for obligations related to the SERP and his severance agreement.

(6) SUPPLEMENTAL RETIREMENT PLAN:

Effective October 1, 2000, TeamStaff adopted a non-qualified, Supplemental Retirement Plan (SERP) covering certain TeamStaff corporate officers. Under the terms of the SERP, a participant receives a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary on the date the participant becomes a participant. Payment of benefits commences when the participant reaches 65 years of age. The benefit under the SERP is subject to a seven-year vesting schedule (0%, 0%, 20%, 40%, 60%, 80%, 100%), based on the participant's original date of employment with TeamStaff and contingent on the participant's reaching age 55; provided, however, a participant's benefit becomes fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there is a material change in the participant's job title or responsibilities or if the participant's employment is terminated by TeamStaff for any reason other than conviction for theft or embezzlement from TeamStaff. Upon a change of control, as defined in the SERP, assets necessary to fund TeamStaff's SERP obligations are to be placed in an irrevocable grantor trust. Additionally, if a participant retires by means of total disability (as defined in the SERP), the participant's benefit becomes fully vested and benefit payments commence as of the disability retirement date. The SERP does not provide a death benefit. TeamStaff's President and Chief Executive Officer and its former Chief Financial Officer are the only current SERP participants.

SERP participants also are provided with a split dollar life insurance policy, insuring the life of the participant until the participant reaches age 65. Under the terms of an agreement between each participant and TeamStaff, although the participant is the owner of the Policy, each participant has collaterally assigned his Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. Additionally, pursuant to the agreement, the participant's right to the Policy vests and becomes nonforfeitable in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant's 65th birthday (and in certain other circumstances provided by the agreement), TeamStaff will release the collateral assignment of the Policy provided the participant releases TeamStaff from all obligations it may have with respect to the participant (including those under the SERP). Under the agreement, TeamStaff is required to pay all Policy premium costs. However, given the uncertainty of TeamStaff's ability to continue to maintain this payment arrangement in light of certain of the provisions of the Sarbanes-Oxley Act of 2002, TeamStaff has, with the President and Chief Executive Officer's consent, deferred paying Policy premiums on behalf of the Chief Executive Officer. For the first fiscal quarter ended December 31, 2002, TeamStaff paid the Chief Executive Officer a bonus in the amount of the Policy premiums, grossed-up to cover allocable income taxes.

(7) TREASURY STOCK AND OPTIONS:

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1,000,000 in common stock. Since inception through March 31, 2003, we have repurchased 546,768 shares at an average cost of $4.25 per share for a total cost of $2,323,000. These share repurchases are reflected as treasury shares in these financial statements and will eventually be retired. During the quarter ended March 31, 2003, 78,612 shares were purchased at a cost of $243,000. During the six months ended March 31, 2003, 216,512 shares were purchased at a cost of $675,000. During the quarter ended March 31, 2003, TeamStaff granted 10,000 options at an average price of $3.03 per share, 33,015 options expired or were cancelled unexercised and no options were exercised. During the six months ended March 31, 2003, TeamStaff granted 83,000 options at an average price of $3.00, 68,131 options expired or were cancelled unexercised, and no options were exercised. During the quarter ended March 31, 2003, no warrants were issued or exercised, and 7,142 warrants expired unexercised. During the six months ended March 31, 2003, no warrants were issued or exercised, and 58,856 warrants expired unexercised.



                                    15 of 30

(8) SEGMENT REPORTING:

TeamStaff operates three different lines of business: professional employer organization (PEO), medical staffing and payroll services.

The PEO segment provides services such as payroll processing, personnel administration, benefits administration, workers' compensation administration and tax filing services to small- and medium-sized businesses. Essentially, in this business segment, TeamStaff provides services that function as the human resource department for small- to medium-sized companies and TeamStaff becomes a co-employer of its clients' employees.

TeamStaff currently provides temporary and permanent medical staffing for medical imaging professionals and nurses with hospitals, clinics and therapy centers. Medical staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements.

Through its payroll services business segment, TeamStaff provides basic payroll services to its clients, more than 75% of which are in the construction industry. Services provided include the preparation of payroll checks, filing of payroll taxes, government reports, W-2s, remote processing directly from the clients' offices and certified payrolls.

All corporate expenses, interest expense, as well as depreciation on corporate assets and miscellaneous charges, are reflected in a separate unit called Corporate.


                                    16 of 30

The following tables present the condensed financial results for the three and six months ended March 31, 2003 and 2002 for each of TeamStaff's segments:

   FOR THE THREE MONTHS ENDED          PROFESSIONAL
            MARCH 31,                    EMPLOYER           MEDICAL           PAYROLL
              2003                       SERVICES           STAFFING          SERVICES         CORPORATE         CONSOLIDATED
              ----                       --------           --------          --------         ---------         ------------
Revenues                               $ 21,571,000       $ 15,242,000      $  1,134,000      $          0       $ 37,947,000
Income/(loss) before income taxes       (26,942,000)         1,176,000           321,000        (3,610,000)       (29,055,000)

              2002
           AS RESTATED
Revenues                               $ 25,507,000      $ 18,427,000      $  1,094,000      $          0       $ 45,028,000
Income/(loss) before income taxes           210,000         2,238,000           396,000        (2,202,000)           642,000

      FOR THE SIX MONTHS ENDED         PROFESSIONAL
              MARCH 31,                  EMPLOYER           MEDICAL           PAYROLL
                2003                     SERVICES           STAFFING          SERVICES         CORPORATE         CONSOLIDATED
                ----                     --------           --------          --------         ---------         ------------
Revenues                               $ 45,486,000       $ 32,274,000      $  2,558,000      $          0       $ 80,318,000
Income/(loss) before income taxes       (26,528,000)         2,316,000           905,000        (5,661,000)       (28,968,000)

               2002
            AS RESTATED
Revenues                               $ 48,439,000      $ 38,244,000      $  2,540,000      $          0       $ 89,223,000
Income/(loss) before income taxes           244,000         4,742,000         1,117,000        (4,458,000)         1,645,000

TeamStaff has no revenue derived from outside the United States.


                                    17 of 30

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

The discussion contained in this Item 2 reflects a restatement of certain components of our financial statements related to our Supplemental Retirement Plan for the quarter and six months ended March 31, 2002, as well as a change in the revenue recognition policy. See discussion below and Note 6 in the financial statements.

REVENUE RECOGNITION

TeamStaff operates three different lines of business from which it derives substantially all of its revenue: professional employer organization (PEO), temporary staffing and payroll services.

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. TeamStaff's professional employer organization division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees; and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings are invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff has included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumes as an employer, regardless of whether it actually collects its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff has determined to change its presentation of PEO revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff is not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both the revenue and direct costs for the quarter and six months ended March 31, 2003 by $89,189,000 and $205,482,000, respectively, but had no effect on gross profit, operating income or net income (loss). For the quarter and six months ended March 31, 2002, this method reduced both revenue and direct costs by $116,759,000 and $238,067,000, respectively, but had no effect on gross profit, operating income or net income (loss). Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs do not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums. TeamStaff is in the process of amending prior year reports to reflect this change in accounting methodology.


                                    18 of 30

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

In accordance with Emerging Issues Task Force (EITF) No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent," TeamStaff recognizes all amounts billed to its temporary staffing customers as gross revenue because, among other things, TeamStaff is the primary obligor in the temporary staffing arrangement, TeamStaff has pricing latitude, TeamStaff selects temporary employees for a given assignment from a broad pool of individuals, TeamStaff is at risk for the payment of its direct costs, whether or not TeamStaff's customers pay TeamStaff on a timely basis or at all, and TeamStaff assumes a significant amount of other risks and liabilities as an employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by temporary employees which have not yet been billed to the customer as of the end of the accounting period.

The payroll services revenue is recognized as service is rendered and consists primarily of administrative service fees charged to clients for the processing of paychecks as well as preparing quarterly and annual payroll related reports.

Direct costs of services are reflected in TeamStaff's Statement of Operations as "direct expenses" and are reflective of the type of revenue being generated. PEO direct costs of revenue include employment related taxes, costs of health and welfare benefit plans and workers' compensation insurance costs. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses. Payroll services' direct costs includes salaries and supplies associated with the processing of the payroll service.

GOODWILL AND INTANGIBLE ASSETS

Beginning October 1, 2001, with the adoption of accounting standard (SFAS 142), the Company no longer amortizes goodwill or indefinite life intangible assets, but continues to amortize software at its expected useful life. TeamStaff continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value.

During the fiscal quarter ended March 31, 2003, TeamStaff determined that the carrying amount of the PEO reporting segment exceeded its fair value, which was estimated based on the present value of expected future cash inflows and the market approach which compares TeamStaff to other comparable entities. This determination was based on a variety of factors, including, but not limited to, the overall downturn in the nation's economy, the relatively recent substantial decrease in the number of TeamStaff PEO worksite employees, the poor performance of the Wachovia marketing relationship, the reduced valuations of individual PEOs by various market analysts and the associated market downgrade in the PEO industry generally. Accordingly, a goodwill impairment loss of $20,396,000, as indicated by an independent outside valuation, was recognized in the PEO reporting unit.

As part of its acquisition of BrightLane, completed in August, 2001, TeamStaff entered into a two-year, extendable marketing relationship with First Union Corporation (renamed Wachovia). The Wachovia relationship provides TeamStaff with the ability to market its PEO services to Wachovia's small business customers through Wachovia's network of small business bankers. The relationship has not produced the anticipated number of PEO clients or worksite employees. Although TeamStaff believes that the agreement will be extended beyond August 31, 2003, TeamStaff does not anticipate that the extension will provide it with the ability to market its services to Wachovia's small business customers on an exclusive basis. During the fiscal quarter ended March 31, 2003, TeamStaff determined that, based on estimated future cash flows, the carrying amount of the Wachovia marketing relationship, which is assigned to TeamStaff's


                                    19 of 30

PEO reporting segment, exceeds its fair value by $5,700,000; accordingly, an impairment loss of that amount, as indicated by an independent outside valuation, was recognized.

WORKERS' COMPENSATION

As of March 22, 2002, TeamStaff's insurance provider is Zurich American Insurance Company (Zurich). The program is managed by Cedar Hill Insurance Agency, Inc (Cedar Hill), whose duties include underwriting analysis of potential and current clients, loss control services, and other program management services. In addition, TeamStaff's workers' compensation insurance broker, The Hobbs Group, provides claims oversight and also provides certain underwriting and claims management services. This policy covers TeamStaff's corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation to non-employees.

The Zurich program originally covered the period March 22, 2002 through April 1, 2003, inclusive. The program contained a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the program was paid on a monthly basis based on estimated payroll for the year and is subject to a policy year-end audit, which is expected to be completed prior to the end of our fiscal year end September 30, 2003. The Zurich deductible program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The letter of credit for $4,150,000 was secured through Fleet National Bank (Fleet), as part of TeamStaff's line of credit. In connection with the renewal of this program discussed below, Zurich released this letter of credit. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program claims experience. Claims handling services for the program is provided by a third party administrator assigned by Cedar Hill. At March 31, 2003, TeamStaff has a prepaid current asset of $1,827,000 for the premiums and the prepayments made to the trust.

On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The new program contains a large deductible feature of $500,000 for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15,650,000. The premium for the program is paid on a monthly basis based on estimated payroll for the year and is subject to a policy year-end audit. The new program is collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The new letter of credit for $3.5 million was secured through Fleet National Bank (Fleet), as part of TeamStaff's line of credit. Payments are made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. At March 31, 2003, TeamStaff has a prepaid current asset of $1,605,000 for the premiums and the prepayments made to the trust.

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

As part of the two-month extension, which was negotiated in January 2002, TeamStaff was required to pay $495,000, which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, TeamStaff had received a release for those periods from CNA in January 2001, when TeamStaff accepted CNA as its new insurance carrier. TeamStaff has denied CNA's claim and, to date, has received $224,000 back from the original $495,000 payment. TeamStaff believes that the remaining funds should be returned as well. Should TeamStaff be unsuccessful in receiving a refund of all monies paid, it will be required to absorb


                                    20 of 30
these claims. However, TeamStaff has recorded a liability on its books for the estimated claims for the two-month extension, which exceeds the $271,000 disputed amount. Accordingly, TeamStaff plans to offset this $271,000 amount from any monies potentially owed by TeamStaff to CNA. On January 27, 2003, TeamStaff filed a complaint of unfair or deceptive acts or practices in the business of insurance against CNA with the New Jersey Division of Insurance. The New Jersey Division of Insurance referred the matter to the New Jersey Compensation Rating and Inspection Bureau, which is in the process of investigating that complaint.

TeamStaff records in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed claims plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by TeamStaff's insurers, internal analysis and its insurance broker. TeamStaff's internal analysis includes a quarterly review of open claims and a review of historical claims related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate claims, future adjustments may be necessary based on actual claims incurred during the policy period. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments as well as the interest earned on TeamStaff's prepayments, TeamStaff also relies on actuarial tables to estimate its ultimate expense.

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

As of March 31, 2003, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. As disclosed in our Form 10-K for the fiscal year ended September 30, 2002, TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

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

RESULTS OF OPERATIONS

The results below reflect a restatement of the statement of income and comprehensive income for March 31, 2002 fiscal quarter and year to date and an adjustment to TeamStaff's revenue recognition policy with respect to its PEO division. The restatement was also required in order to properly reflect certain footnote disclosures and adjustments regarding the Company's Supplemental Retirement Plan adopted effective as of October 1, 2000.

TeamStaff's revenues for the three months ended March 31, 2003 and 2002 were $37,947,000 and $45,028,000, respectively, which represents a decrease of $7,081,000, or 15.7%, over the prior year fiscal quarter. Decreased revenues in TeamStaff's Medical Staffing division accounted for approximately $3,200,000 less revenue, while our PEO division accounted for approximately $3,900,000 less revenue. TeamStaff's Medical Staffing business, TeamStaff Rx, has, on a percentage of revenue basis, been our fastest growing business segment over the last few years. However, in comparison to the second fiscal quarter and first six months of 2002, revenue for this segment decreased by 17% and 16%, respectively. This decrease has partially been attributed to our closing of the division's Houston, Texas office in


                                    21 of 30

April 2002. This office was primarily involved in staffing per diem nurses in the local Houston market. Our Medical Staffing business places predominantly long term temporary medical personnel in assignments that average at least thirteen weeks compared to per diem staffing, which are typically staffed on an hourly or daily basis. The overhead necessary to support per diem nursing did not justify keeping this business segment in operation. In addition, due to the increased number of temporary medical staffing companies that have appeared over the last few years, our Medical Staffing business segment is facing increased competition from a number of companies. While many of these companies had traditionally concentrated in the nursing market, they have expanded their operations into markets, such as imaging personnel staffing, where TeamStaff Rx has concentrated, and which previously were substantially less competitive. Also contributing to the decrease in revenues is the recent practice among hospitals of forcing overtime to permanent staff and replacing temporary positions with permanent hires. The PEO division's reduced revenue is being affected in part by the program, begun in the second fiscal quarter of 2002, to review the profitability of all PEO clients and effect price increases where appropriate to meet a targeted level of profitability. The declining economic conditions in the United States also contributed to a reduced workforce for our clients of approximately 4,000 worksite employees.

TeamStaff's revenues for the six months ended March 31, 2003 and 2002 were $80,318,000 and $89,223,000, respectively, which represents a decrease of $8,905,000, or 10.0%. Decreased revenues in TeamStaff's Medical Staffing division accounted for approximately $6,000,000 less revenue while our PEO division accounted for approximately $3,000,000 less revenue. The reduced Medical Staffing division and PEO revenue is for the same reasons as stated above. This loss in PEO business was somewhat offset by revenue generated by our acquisition of the assets of Corporate Staffing Concepts in January of 2002, which resulted in increased PEO division revenue of $1,100,000 for the six months ended March 31, 2003 compared to the same period last year.

Direct expenses were $32,833,000 for the three months ended March 31, 2003 and $37,514,000 for the comparable quarter last year, representing a decrease of $4,681,000, or 12.5%. This decrease is a direct result of the lower consolidated revenues of TeamStaff. As a percentage of revenue, direct expenses for the three months ended March 31, 2003 and 2002 were 86.5% and 83.3%, respectively. This increase, as a percentage of revenue, results from the impact of higher state unemployment tax (SUTA) rates effective as of January 1, 2003, of $503,000, and increased workers' compensation reserves of $612,000. As poor economic conditions resulted in a reduction in workforce for certain of our PEO clients over the past few years, an increased number of worksite employee unemployment claims were filed. Since SUTA rates are based on an employer's unemployment claims experience, in those states that recognize a PEO as the employer of record for unemployment compensation purposes, our SUTA rates increased as more unemployment claims were filed. Workers' compensation claims development was unusually high for the quarter, resulting in the $600,000 increase in workers' compensation loss reserves. For the six months ended March 31, 2003 and 2002, direct expenses were $68,215,000 and $73,735,000, respectively, representing a decrease of $5,520,000, or 7.5%. As a percentage of revenue, direct expenses for the six months ended March 31, 2003 and 2002 were 84.9% and 82.6%, respectively. This increase in direct expenses as a percentage of revenue is due primarily to the reasons stated above.

Gross profits were $5,114,000 and $7,514,000 for the quarters ended March 31, 2003 and 2002, respectively, a decrease of $2,400,000, or 31.9%. This decrease is attributed to the reduction in our Medical Staffing and PEO business discussed above. Gross profits, as a percentage of revenue, were 13.5% and 16.7 % for the quarters ended March 31, 2003 and 2002, respectively. For the six months ended March 31, 2002 and 2003, gross profits were $12,103,000 and $15,488,000, respectively, representing a decrease of $3,385,000, or 21.9%.

Selling, general and administrative (SG&A) expenses for the quarters ended March 31, 2003 and 2002 were $7,783,000 and $6,838,000, respectively, representing an increase of $945,000, or 13.8%. While increases in the SG&A costs for our Medical Staffing division were necessitated by the increased competition, explained above, these increases were more than offset in cost-cutting reductions in our PEO division and corporate overhead. The overall increase in SG&A is attributable to an accrual for potential severance agreement obligations related to TeamStaff's former Chief Financial Officer and Teamstaff's obligations to its President and Chief Executive Officer and its former Chief Financial Officer under its SERP. For the six months ended March 31, 2003 and 2002, SG&A expenses were $14,474,000 and $13,708,000, respectively, representing an increase of $766,000, or 5.6%, for the same reasons stated above.

Goodwill impairment write down for the quarter and six months ended March 31, 2003 is $20,396,000. Intangible impairment write down for the quarter and six months ended March 31, 2002 is $5,700,000. The decision to test for impairment was based on a variety of factors, including, but not limited to, the overall downturn in the nation's economy, the relatively recent substantial decrease in the number of PEO worksite employees, the poor performance of the marketing agreement established at the time of the BrightLane acquisition, the reduced valuations of individual PEOs by various market analysts and the associated market downgrade in the PEO industry in general.


                                    22 of 30

Depreciation and amortization for the quarter ended March 31, 2003 increased by $29,000, compared to the same quarter last year, from $289,000 to $318,000. For the six months ended March 31, 2003 and 2002, depreciation and amortization were $658,000 and $691,000, respectively, for a decrease of $33,000.

Interest income decreased $142,000 from $274,000 in the second quarter of fiscal 2002 to $132,000 in the second fiscal quarter of 2003. For the six months ended March 31, 2003 and 2002, interest income decreased $261,000 to $327,000 from $588,000. This decrease is primarily attributable to the reduction in late payment fees received by our Medical Staffing division due to a more competitive pricing environment.

Interest expense increased $85,000 to $104,000 in the second fiscal quarter of 2003 from $19,000 in the second quarter of fiscal 2002. For the six months ended March 31, 2003 and 2002, interest expense increased $138,000, from $32,000 to $170,000. These increases were due to the amortization of deferred financing costs associated with our line of credit with Fleet, which was effective April 9, 2002 and interest costs associated with the settlement of outstanding Texas state unemployment taxes.

Income tax benefit for the quarter ended March 31, 2003 was $3,098,000 versus income tax expense of $198,000 for the quarter ended March 31, 2002. Income tax benefit for the six months ended March 31, 2003 was $3,096,000 versus income tax expense of $574,000 for the six months ended March 31, 2002. These tax benefits are a result of a write down of tax deductible components of goodwill and losses from operations.

Net loss for the quarter ended March 31, 2003 was $(25,957,000), or $(1.65) per fully diluted share, as compared to net income of $444,000, or $0.03 per fully diluted share, for the quarter ended March 31, 2002. This decrease is predominantly due to the after tax write down of impaired goodwill and the Wachovia relationship of $(24,153,000), or $(1.53) per fully diluted share. Additional losses resulted from increased workers' compensation reserves, increased state unemployment taxes, the accrual for TeamStaff's potential obligations to its former Chief Financial Officer under his severance agreement and TeamStaff's obligations to its President and Chief Executive Officer and its former Chief Financial Officer under its SERP, and the decreased performance of TeamStaff's Medical Staffing division. Net loss for the six months ended March 31, 2003 was $(25,872,000) or $(1.64) per fully diluted share, as compared to net income of $1,071,000 or $0.07 per fully diluted share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities in the first six months of fiscal 2003 was $4,039,000 compared to $439,000 used in the same period of fiscal 2002. The change in cash from operations compared to last year relates to lower accounts receivable and accrued liabilities due to reduced revenue in the PEO reporting segment, increases in prepaid workers' compensation cost, and lower earnings. The remaining change is due to timing of payments in this period versus the same period last year in accounts payable, accrued payroll and expenses. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a month ends and the existence of holidays on or immediately following a month end.

Cash used in investing activities of $1,138,000 was primarily related to costs incurred for the licensing of the ScorPEO PEO software system of $279,000,capitalized internally developed software of $292,000; other computer hardware and software acquisitions of $228,000 and payment related to the earn out provisions from our purchase of the assets of Corporate Staffing Concepts LLC of $250,000.

The cash used in financing activities of $761,000 was primarily due to spending $675,000 in repurchasing 216,512 shares of TeamStaff stock in the first six months of Fiscal 2003.

As of March 31, 2003, TeamStaff had cash and cash equivalents of $6,517,000 and net accounts receivable of $17,007,000.

Management of TeamStaff believes that its existing cash will be sufficient to support cash needs for at least the next twelve months. The amount of available cash includes cash held for future payroll and other related taxes payable on a quarterly basis.

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. Since inception through March 31, 2003, we have repurchased 546,768 shares at an average cost of $4.25 per share for a total cost of $2,323,000. These share repurchases are reflected as treasury shares in these financial statements and will eventually be retired. During the quarter ended March 31, 2003, 78,612 shares were purchased at a


                                    23 of 30
cost of $243,000. During the six months ended March 31, 2003, 216,512 shares were purchased at a cost of $675,000. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1,000,000 in common stock.

On April 9, 2002, TeamStaff entered into a revolving loan facility with Fleet National Bank (Fleet). The total outstanding loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support direct debit processing exposure. The annual interest rate is either the Fleet prime rate or LIBOR, at the discretion of TeamStaff, and is currently 4.25%. The facility is collateralized by substantially all of the assets of TeamStaff, including its accounts receivables. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000.

Effective March 21, 2003, the Company and Fleet agreed to a renewal of the revolving loan facility, which now expires on March 31, 2004. The terms of the facility are substantially as described above, except that the total outstanding loan amount at any one time cannot exceed the lesser of $6,000,0000 or the sum of 85% of the qualified accounts receivable less an amount reserved by Fleet. At March 31, 2003, the sole outstanding amount of the facility represented an outstanding letter of credit in the amount of $3.5 million issued with respect to TeamStaff's workers' compensation program with Zurich effective April 1, 2003 described above. TeamStaff is not in compliance with the interest rate coverage covenant as of March 31, 2003 due to the write down of impaired intangible assets. Fleet Bank has granted TeamStaff a waiver for this quarter and has amended the agreement to delete the interest rate coverage covenant and replace it with a minimum earnings before interest expense covenant for future quarters.

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

CHANGES IN INTERNAL CONTROLS:

TeamStaff is in the process of consolidating its multiple PEO operating systems onto one, web-enabled system, ScorPEO, licensed by F.W. Davison. TeamStaff expects to have this consolidation completed by the close of the third fiscal quarter of 2003. TeamStaff is on plan with respect to this consolidation project. TeamStaff also has implemented its new financial and reporting system licensed from Lawson, effective May 2, 2003, that will ultimately be integrated with the ScorPEO system.


                                    24 of 30

Other than as described above, there have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the Sellers), which were acquired by the Company in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, the Company entered into a settlement agreement with the sellers. Under the settlement agreement, the sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $540,000 and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled and TeamStaff agreed to release 29,915 escrow shares to the sellers. TeamStaff retains 75,000 shares in escrow to provide security for the seller's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment in the last fiscal year and to date for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the former owners.

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

As a commercial enterprise and employer and in connection with its businesses as a professional employer organization, payroll service provider and temporary medical staffing firm, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employee suits, workers' compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its client's employers for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as a co-employer, TeamStaff may be subject to liability.

TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on the Company's financial conditions or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the quarter ended March 31, 2003. The Company has scheduled its next meeting of shareholders for July 29, 2003.


                                    25 of 30

ITEM 5. OTHER INFORMATION

Effective January 1, 2003, TeamStaff entered into a one-year employment agreement with Elizabeth Hoaglin pursuant to which Ms. Hoaglin currently serves as President, TeamStaff Rx, Inc., at an annual salary of $130,000. In addition, Ms. Hoaglin is entitled to receive a bonus to be determined based on the achievement of certain performance criteria determined as of the commencement of each fiscal year. Ms. Hoaglin receives certain other benefits granted to other members of the Company's senior management, including health and other insurance benefits, as well as a car allowance of $300 per month and four weeks annual vacation.

Effective January 1, 2003, TeamStaff entered into a one-year employment agreement with Edmund C. Kenealy pursuant to which Mr. Kenealy currently serves as Vice President, General Counsel, at an annual salary of $160,000. In addition, Mr. Kenealy is entitled to receive: (i) an increase in annual compensation as of October 1, 2003; and (ii) a bonus to be determined based on the achievement of certain performance criteria determined as of the commencement of each fiscal year. Mr. Kenealy receives certain other benefits granted to other members of the Company's senior management, including health and other insurance benefits, as well as a car allowance of $500 per month and three weeks annual vacation.

Effective January 1, 2003, TeamStaff entered into a one-year employment agreement with Wayne R. Lynn pursuant to which Mr. Lynn currently serves as Chief Operating Officer of the Company's PEO Division, at an annual salary of $150,000. In addition, Mr. Lynn is entitled to receive: (i) a yearly increase in annual compensation as of March 19,2003; and (ii) a bonus to be determined based on the achievement of certain performance criteria determined as of the commencement of each fiscal year. Mr. Lynn receives certain other benefits granted to other members of the Company's senior management, including health and other insurance benefits, as well as a car allowance of $500 per month and three weeks annual vacation.

ITEM 6. RECENT EVENTS

NONE.

ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

10.1 Form of Employment Agreement with Elizabeth Hoaglin

10.2 Form of Employment Agreement with Edmund C. Kenealy

10.3 Form of Employment Agreement with Wayne R. Lynn

10.4 First Amendment to Loan and Security Agreement with Fleet National Bank, dated March 31, 2003

10.5 Amended Master Note with Fleet National Bank, dated March 31, 2003

10.6 Amended Guarantor's Ratification with Fleet National Bank, dated March 31, 2003

10.7 Second Amendment to Loan and Security Agreement with Fleet National Bank, dated May 14, 2003.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

None.


                                    26 of 30

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TEAMSTAFF, INC.
                                           (Registrant)



                                           /s/ Donald W. Kappauf
                                           -------------------------------------
                                           Donald W. Kappauf
                                           Chief Executive Officer



                                           /s/ Gerard A. Romano
                                           -------------------------------------
                                           Gerard A. Romano
                                           Corporate Controller

Date: May 15, 2003


                                    27 of 30

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

Date:  May 15, 2003

                                         /s/ Donald W. Kappauf
                                         -------------------------------------
                                         President and Chief Executive Officer


                                    28 of 30

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

Date:May 15, 2003

                                         /s/ Gerard A. Romano
                                         -------------------------------------
                                         Corporate Controller


                                    29 of 30