Form 10-Q/A
period 2002-12-31
TEAMSTAFF INC
filed 2003-05-16
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 1

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

                                  FORM 10-Q/A

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

                        TEAMSTAFF, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                For the three months ended
                                                                        December 31,
                                                                 2002                2001
                                                             As Amended          As Restated
                                                            -------------       -------------
REVENUES                                                    $  42,371,000       $  44,195,000
DIRECT EXPENSES                                                35,382,000          36,221,000
                                                            -------------       -------------
                Gross profit                                    6,989,000           7,974,000

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                     6,691,000           6,870,000
DEPRECIATION AND AMORTIZATION                                     340,000             403,000
                                                            -------------       -------------
   Income (Loss) from operations                                  (42,000)            701,000
                                                            -------------       -------------
OTHER INCOME (EXPENSE):
   Interest income                                                195,000             314,000
   Interest expense                                               (66,000)            (13,000)
                                                            -------------       -------------
                                                                  129,000             301,000
                                                            -------------       -------------
                        Income before income taxes                 87,000           1,002,000
INCOME TAX EXPENSE                                                 (2,000)           (376,000)
                                                            -------------       -------------
                Net income                                         85,000             626,000
OTHER COMPREHENSIVE EXPENSE:
      Minimum pension liability adjustment, net of tax            (68,000)            (20,000)
                                                            -------------       -------------
COMPREHENSIVE INCOME                                        $      17,000       $     606,000
                                                            =============       =============
EARNINGS PER SHARE - BASIC AND DILUTED                      $        0.01       $        0.04
                                                            =============       =============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING - BASIC                         15,790,531          16,070,353
                                                            =============       =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND
EQUIVALENTS OUTSTANDING - DILUTED                              15,793,340          16,306,506
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

BASIS OF PRESENTATION AND CHANGE OF REVENUE RECOGNITION POLICY

The financial statements related to first quarter ended December 31, 2002 have been restated to reflect certain adjustments to properly account for TeamStaff's supplemental executive retirement plan as well as a change in the revenue recognition policy for both quarterly periods presented. See the discussion below at Note 5 and 8.

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. TeamStaff's professional employer organization ("PEO") division revenues historically had been derived from its PEO division gross billings, which we based on: (i) the payroll cost of its worksite employees; and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings are invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff has included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumes as an employer, regardless of whether it actually collects its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff has changed its presentation of PEO revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff is not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both the revenue and direct costs for the quarters ended December 31, 2002 and 2001 by $116,293,000 and $121,308,000 respectively, but had no effect on gross profit, operating income or net income (loss). Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs do not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums. All prior period financial information has been adjusted to reflect the new revenue reporting policy.

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

                                First Quarter Ended December 31,
                                  2002                 2001
                               As Amended          As Restated
                               -----------         -----------
Revenues                       $42,371,000         $45,295,000
Net Income                     $    85,000         $   638,000
Earnings per
share - basic and diluted             0.01                0.04

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

The following tables present the condensed financial results for the three months ended December 31, 2002 and 2001 for each of TeamStaff's segments:


 FOR THE THREE MONTHS ENDED
       DECEMBER 31,                    PROFESSIONAL
          2002                           EMPLOYER          MEDICAL           PAYROLL
      AS AMENDED                        SERVICES          STAFFING          SERVICES        CORPORATE       CONSOLIDATED
          ----                          --------          --------          --------        ---------       ------------
Revenues                               $23,915,000      $17,032,000       $1,424,000      $         0       $42,371,000
Income/(loss) before income taxes          416,000        1,140,000          584,000       (2,053,000)           87,000

          2001
       AS RESTATED
       -----------
Revenues                               $22,932,000      $19,817,000       $1,446,000      $         0       $44,195,000
Income/(loss) before income taxes           34,000        2,503,000          721,000       (2,256,000)        1,002,000

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

The discussion contained in this Item 2 reflects a restatement of certain components of our financial statements related to our Supplemental Executive Retirement Plan for the quarter ended December 31, 2001 as well as a change in the revenue recognition policy for both quarterly periods presented. See discussion below and Notes 5 and 8 in the financial statements.

REVENUE RECOGNITION

TeamStaff operates three different lines of business from which it derives substantially all of its revenue: professional employer organization (PEO), temporary staffing and payroll services.

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. TeamStaff's professional employer organization division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees; and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings are invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff has included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumes as an employer, regardless of whether it actually collects its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff has determined to change its presentation of PEO revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff is not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both the revenue and direct costs for the quarter December 31, 2002 and 2001 by $116,293,000 and $121,308,000 respectively, but had no effect on gross profit, operating income or net income (loss). Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs do not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums. TeamStaff is in the process of amending prior year reporting for this change in accounting method.

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

                                    14 of 27

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


                                    16 of 27

The Company's revenues for the three months ended December 31, 2002 and 2001 were $42,371,000 and $44,195,000 respectively, which represents a decrease of $1,824,000 or 4.1% over the prior year fiscal quarter. Decreased revenues in TeamStaff's Medical Staffing division accounted for approximately $2,800,000 less revenue while our PEO division accounted for approximately $1,000,000 more revenue. The PEO division's reduced revenue is being affected in part by the program, begun in the second fiscal quarter of 2002, to review the profitability of all PEO clients and effect price increases where appropriate to meet a targeted level of profitability. This loss in business was offset by revenue generated by our acquisition of the assets of Corporate Staffing Concepts in January of 2002, which generated revenue of $1,100,000 in the fiscal quarter ended December 31, 2002. The PEO division's profitability increased from $34,000 in pre-tax income reported in the first quarter of fiscal 2002 to $416,000 for the same quarter in fiscal 2003.

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

Direct expenses were $35,382,000 for the three months ended December 31, 2002 and $36,221,000 for the comparable quarter last year, representing a decrease of $839,000 or 2.3%. This decrease is a direct result of the lower consolidated revenues of TeamStaff. As a percentage of revenue, direct expenses for the three months ended December 31, 2002 and 2001 were 83.5% and 82.0%, respectively.

Gross profits were $6,989,000 and $7,974,000 for the quarters ended December 31, 2002 and 2001, respectively, a decrease of $985,000 or 12.4%. This decrease is attributed to the reduction in our Medical Staffing business as discussed above. Gross profits, as a percentage of revenue, were 16.5% and 18.0% for the quarters ended December 31, 2002 and 2001, respectively.

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

                                              TEAMSTAFF, INC.
                                              (Registrant)



                                              /s/ Donald W. Kappauf
                                              -----------------------
                                              Donald W. Kappauf
                                              Chief Executive Officer



                                              /s/ Gerard A. Romano
                                              -----------------------
                                              Gerard A. Romano
                                              Corporate Controller

Date: May 15, 2003


                                    24 of 27

CERTIFICATIONS

I, Donald W. Kappauf, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A Amendment No. 1 of TeamStaff, Inc.;

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

Date:  May 15, 2003

                                           /s/ Donald W. Kappauf
                                           ---------------------
                                           President and Chief Executive Officer


                                    25 of 27

CERTIFICATIONS

I, Gerard A. Romano, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A Amendment No. 1 of TeamStaff, Inc.;

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

Date: May 15, 2003

                                           /s/ Gerard A. Romano
                                           --------------------
                                           Corporate Controller



                                    26 of 27