Form 10-K/A
period 2002-09-30
TEAMSTAFF INC
filed 2003-08-05
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                            [Cover Page 2 of 2 Pages]

                                EXPLANATORY NOTE

This amendment on Form 10-K/A amends TeamStaff, Inc.'s annual report on Form 10-K for the fiscal year ended September 30, 2002, as initially filed with the Securities and Exchange Commission on February 10, 2003, and is being filed to reflect certain revisions to the consolidated financial statements

The significant effects on these revisions are presented in the section entitled "Revenue Recognition and Change in Policy", found in the Note 2 "Summary of Significant Accounting Policies" section of Notes to Consolidated Financial Statements. This change has no gross profit or net income effect on the income statement and no balance sheet effect. This amendment incorporates certain revisions to historical financial data, but is not intended to update other information presented in this annual report as originally filed, except where specifically noted.

The following Items of the Original Filing are amended by this filing:

      Part I, Item 1. Business. Amendments have been made to the sections entitled "Services: Professional Employer Organization (PEO)" and "Competition".

      Part I, Item 6. Selected Financial Data.

      Part I, Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations. Amendments have been made to the sections entitled "Revenue Recognition and Change in Policy", "Fiscal Year 2002 as Compared to Fiscal Year 2001 As Restated", and "Fiscal Year 2001 As Restated as Compared to Fiscal Year 2000"

      Part II, Item 8. Financial Statements and Supplementary Data. Amendments have been made to Report of Independent Public Accountants. Amendments have been made to "Consolidated Statements Of Income and Comprehensive Income For The Years Ended September 30, 2002, 2001 and 2000". Amendments have been made to Note 2 "Revenue Recognition and Change in Policy", Note 5 "Sale of El Paso Regional Office", Note 9 "Segment Reporting", and Note 10 "Quarterly Financial Data" of the "Notes to the Consolidated Financial Statements."

Unaffected items have not been repeated in this filing.

                                     PART I

ITEM 1.  BUSINESS

SERVICES

II.   PROFESSIONAL EMPLOYER ORGANIZATION (PEO)

TeamStaff's largest business unit, from a revenue perspective, is its PEO services business. During the fiscal year ended September 30, 2002, this unit generated $101,008,000 of revenue. When a client utilizes TeamStaff's PEO services, the client administratively transfers all or essentially all of its employees to TeamStaff. TeamStaff thereby becomes a co-employer of the client's employees and is responsible for all human resource functions, including payroll, benefits administration, tax reporting and personnel record keeping. The client still manages the employees, determines compensation rates and assigns duties in the same fashion as any employer. The client is, however, relieved of certain reporting and tax filing requirements and other administrative tasks associated with employment. Moreover, because of economies of scale, TeamStaff is frequently able to negotiate favorable terms on workers' compensation coverage, health benefits, retirement programs, and other valuable services. The client company benefits because it can then offer its employees the same or similar benefits as larger companies and successfully compete in recruiting highly qualified personnel, as well as build the morale and loyalty of its staff.

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

COMPETITION

The PEO industry consists of approximately 800 companies, most of which serve a single market or region. TeamStaff believes that there are several PEOs with annual revenues that exceed $500 million on a gross revenue basis, four of which are publicly traded companies. Management believes, based on industry sources, that the largest PEO, in terms of revenue, is Administaff, Inc., with revenue in excess of $4 billion on a gross revenue basis. TeamStaff considers its primary competition to be these large national and regional PEO providers, as well as the traditional form of employment of employees.

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

ITEM 6.    SELECTED FINANCIAL DATA

                                          2002(4)          2001(3)         2000(2)           1999(1)           1998
                                                      As Restated(5)
                                      -------------   --------------    -------------    -------------    -------------
Revenues As Amended(5)                $ 180,823,000    $ 165,969,000    $ 115,965,000    $  78,851,000    $  55,339,000
Direct Expenses As Amended(5)           147,178,000      137,872,000       95,209,000       62,315,000       45,651,000
Gross Profit                             33,645,000       28,097,000       20,756,000       16,536,000        9,688,000
Selling, General & Administrative
  Expenses (includes Depreciation
  and Amortization)                      29,734,000       24,819,000       18,338,000       13,305,000        8,050,000
Income From Operations                    3,911,000        3,278,000        2,418,000        3,231,000        1,638,000
Income Before Extraordinary Item          3,075,000        1,702,000          951,000        1,776,000        2,703,000
Extraordinary Item Net of Tax                    --         (354,000)              --               --               --
Net Income                            $   3,075,000    $   1,348,000    $     951,000    $   1,776,000    $   2,703,000
Earnings per share - Basic
Income before extraordinary item      $         .19    $         .20    $         .12    $         .25    $         .49
Extraordinary item                               --             (.04)              --               --               --
Net Income                            $         .19    $         .16    $         .12    $         .25    $         .49
Earnings per share - Diluted
Income before extraordinary item      $         .19    $         .19    $         .12    $         .25    $         .49
Extraordinary item                               --             (.04)              --               --               --
Net Income                            $         .19    $         .15    $         .12    $         .25    $         .49
Weighed average shares outstanding:
     Basic                               16,013,546        8,693,243        7,954,176        7,127,806        5,506,256
     Diluted                             16,183,466        8,907,282        7,990,912        7,145,390        5,543,799
BALANCE SHEET DATA:
Assets                                $  93,966,000    $  91,860,000    $  49,514,000    $  36,382,000    $  16,648,000
Liabilities                              29,227,000       30,717,000       31,455,000       19,417,000        8,774,000
Long-Term Liabilities                     1,418,000        1,197,000        6,222,000        4,502,000        2,981,000
Working Capital                          15,976,000       12,740,000        3,065,000        2,968,000        3,319,000
Shareholders' Equity                  $  64,739,000    $  61,143,000    $  18,059,000    $  16,965,000    $   7,874,000

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

      (4) January 2, 2002, the Company acquired the assets of Corporate Staffing Concepts, LLC for a down payment of $275,000 and an earnout payment on January 10, 2003, of $250,000 in cash and 27,500 shares of TeamStaff common stock.

      (5) Refer to Notes 2 and 12 in the Notes to Consolidated Financial Statements for explanation of the restatement and amendment.

ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are managements best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with risks undertaken in connection with acquisitions, risks from potential workers' compensation claims, increased insurance costs and required payments, risks from employer/employee related suits such as discrimination or wrongful termination, risks associated with payroll and employee related taxes which may require unanticipated payments by TeamStaff, liabilities associated with TeamStaff's status under certain federal and state employment laws as a co-employer, effects of competition, TeamStaff's ability to implement its internet based business and 4technological changes, and dependence upon key personnel.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each.

REVENUE RECOGNITION AND CHANGE IN POLICY

TeamStaff operates three different lines of business from which it derives substantially all of its revenue: professional employer organization (PEO), temporary staffing and payroll services.

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. TeamStaff's professional employer organization division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees; and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings are invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff has included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumes as an employer, regardless of whether it actually collects its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff has determined to change its presentation of PEO revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff is not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both the revenue and direct costs for fiscal years ended September 30, 2002, 2001, and 2000 by $485,142,000, $483,758,000 and $331,778,000, respectively, but had no effect on gross profit, operating income or net income (loss). Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs do not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums.

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

TeamStaff's revenues for the fiscal years ended September 30, 2002 and 2001 were $180,823,000 and $165,969,000 respectively, which represents an increase of $14,854,000 or 8.9%. While our Medical Staffing business continued its strong growth, growing $10,419,000, or 16.2%, over last year, PEO revenues grew $4,093,000, or 4.2%, over the same period last year. The modest growth in revenue in PEO is principally the result of two factors: the sale of our El Paso based PEO business in September 2001 and the loss of a major customer. In fiscal 2001, the El Paso business accounted for approximately $4,800,000 in PEO revenue. In addition, a large customer in our Boca Raton, Florida PEO region filed for bankruptcy protection in the fourth quarter of fiscal 2001 and we ceased providing services to the entity effective in July 2001. This resulted in a loss in revenue of approximately $3,600,000. Our PEO revenue growth is also being affected in part by the program, begun in the second fiscal quarter of 2002, to review the profitability of all PEO clients and effect price increases where appropriate to meet a targeted level of profitability. This loss in business was somewhat offset by revenue generated by our acquisition of the assets of Corporate Staffing Concepts in January of 2002, which generated revenue of $3,100,000.

Direct expenses were $147,178,000 for the fiscal year ended September 30, 2002 and $137,872,000 for the comparable period last year, representing an increase of $9,306,000 or 6.7%. As a percentage of revenue, direct expenses for 2002 and 2001 were 81.4% and 83.1%, respectively. This decrease is due primarily to the settlement of approximately four years of workers' compensation programs with one of our former insurance carriers resulting in a reduction of direct expense by $2,661,000. In addition, the Medical Staffing business made up a larger percentage of TeamStaff's consolidated revenue this year versus fiscal 2001, with its lower direct expenses as a percentage of its revenue. In the fiscal year ended September 30, 2002, the Medical Staffing business made up 41.4% of TeamStaff's consolidated revenue versus 38.8% in the fiscal year ended September 30, 2001.

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

Gross profit was $33,645,000 and $28,097,000 for the fiscal years ended September 30, 2002 and 2001, respectively, representing an increase of $5,548,000 or 19.8%. Gross profit, as a percentage of revenue, was 18.6% and 16.9% for the fiscal years ended September 30, 2002 and 2001, respectively. The increase in the gross profit percentage is primarily due to the $2,661,000 insurance settlement previously mentioned offset by the $960,000 charge mentioned above, the continued growth in the Medical Staffing business and the increased profitability in the PEO business. As previously stated, TeamStaff reflected a $582,000 workers' compensation charge in the third fiscal quarter of 2001, to increase reserves to the maximum limit for the policy periods from August 1, 1999 through January 21, 2001 based upon the increased development of incurred losses.

Selling, general and administrative (SG&A) expenses for the fiscal years ended September 30, 2002 and 2001 were $28,321,000 and $23,395,000, respectively, representing an increase of $4,926,000 or 21.1%. As a percentage of revenue, SG&A expenses increased to 15.7% in the fiscal year ended September 30, 2002 versus 14.1% in the fiscal year ended September 30, 2001. Of this increase, $1,815,000 was due to the acquisition of BrightLane, while $352,000 was due to the acquisition of certain assets from Corporate Staffing Concepts LLC . The SG&A expenses in the Medical Staffing business grew by $1,135,000, in order to support its growing business. Corporate overhead grew by $2,035,000 which was mainly due to: $159,000 in acquisition costs incurred in two aborted PEO acquisition efforts; $400,000 in staff additions; $175,000 due to a bonus given to the Chief Executive Officer upon the successful negotiation of TeamStaff's new workers' compensation policy; $240,000 due to investment banking fees and related costs incurred with respect to the analysis of strategic alternatives associated with the Medical Staffing business; $283,000 in higher corporate insurance associated with the growth of TeamStaff as well as due to much higher rate increases throughout the insurance market; and $329,000 in costs associated with TeamStaff's year-end accounting issues associated with the restatement of 2001 and the hiring of new auditors. Excluding the SG&A expenses from the acquisition of Corporate Staffing Concepts, PEO SG&A expenses were $389,000 lower than last year.

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

Our revenues for the fiscal year ended September 30, 2001 were $165,969,000 as compared to fiscal year 2000 of $115,965,000, which represents an increase of $50,004,000 or 43.1%. Driving this growth was the performance of our "TeamStaff SB" division (formerly operated as the "Synadyne" division) and our HR2 subsidiary that were acquired in April and October 2000, respectively, and therefore not fully included in the prior year's figures. These two acquisitions accounted for $22,068,000 and $8,000,000 of the revenue growth for the year. Internal growth accounted for the remaining $19,936,000 increase in revenue, representing an increase of 17.2% over fiscal 2000. Our TeamStaff Rx division accounted for $22,000,000 of this growth increase and again experienced a strong year.

Direct expenses for fiscal 2001 were $137,872,000 as compared to $95,209,000 for fiscal 2000, which represents an increase of $42,663,000 or 44.8%, in line with our revenue growth. As a percentage of revenue, direct expenses for the fiscal years 2001 and 2000 were 83.1% and 82.1% respectively.

Gross profits were $28,097,000 and $20,756,000 for fiscal years 2001 and 2000, respectively, representing an increase of $7,341,000 or 35.4%. Gross profits, as a percentage of revenue, were 16.9% and 17.9% for the fiscal years 2001 and 2000, respectively. Workers' compensation profit increased slightly over last year, despite recording a $582,000 charge in this year's third fiscal quarter to increase our loss reserves to the maximum liability for the policy periods ending July 31, 2000 and January 21, 2001. Additionally, due to administrative challenges and difficulties associated with multiple software platforms, we failed to terminate benefit coverage for worksite employees of the PEO operations on a timely basis. This resulted in unrecoverable benefit losses of approximately $500,000.

Selling, general and administrative expenses ("SG&A") for fiscal 2001 increased $6,390,000, or 37.6%. This increase is attributed to the Synadyne acquisition ($2,544,000), the HR2 acquisition ($683,000), the BrightLane acquisition ($288,000), the $142,000 in expenses incurred in an aborted acquisition and the $72,000 in costs incurred in our listing with the Nasdaq National Market. After adjusting for these aforementioned increases, SG&A increased $2,661,000, or 15.7 % over the same period last year. Of this increase, $1,172,000 was due to our medical staffing business, which grew revenue by approximately $22,000,000. SG&A expenses as a percentage of revenue were 14.1% and 14.7% for the fiscal years 2001 and 2000 respectively.

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

Income tax expense, before the impact of an extraordinary item, for fiscal 2001 was $1,261,000 versus $428,000 in fiscal 2000. The higher expense is associated with the higher level of earnings. The fiscal 2001 and 2000 income tax expenses were reduced by $218,000 and $ 374,000, respectively, in tax credits that are available to us. TeamStaff's effective tax rate for fiscals 2001 and 2000 were 42.5% and 31.0% respectively. The lower effective tax rate in fiscal 2000 is attributed to the tax credits that made up a larger percentage of income tax expense in fiscal 2000 then in fiscal 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

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

                                                      Lazar, Levine & Felix, LLP


New York, NY
January 30, 2003, except for items
relevant to the fourth paragraph of
Note 2, the date of which is May 14, 2003.

                        TEAMSTAFF, INC. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002 AND 2001

                                   Page 1 of 2

ASSETS                                                                                        2001
                                                                          2002             As Restated
                                                                      ------------        ------------
CURRENT ASSETS:
   Cash and cash equivalents                                          $ 12,455,000        $ 13,725,000
   Restricted cash                                                         129,000             129,000
   Accounts receivable, net of allowance for doubtful accounts
     of $262,000 and $549,000 at September 30, 2002 and 2001            24,569,000          25,149,000
   Deferred tax asset                                                    1,791,000           2,241,000
   Other current assets                                                  4,841,000           1,016,000
                                                                      ------------        ------------
                Total current assets                                    43,785,000          42,260,000
                                                                      ------------        ------------
EQUIPMENT AND IMPROVEMENTS:
   Equipment                                                             3,321,000           3,114,000
   Computer equipment                                                    2,411,000           2,038,000
   Leasehold improvements                                                  358,000             290,000
                                                                      ------------        ------------
                                                                         6,090,000           5,442,000
   Less - accumulated depreciation and amortization                     (4,289,000)         (3,607,000)
                                                                      ------------        ------------
                                                                         1,801,000           1,835,000
                                                                      ------------        ------------

DEFERRED TAX ASSET                                                       6,680,000           6,984,000

AMORTIZED INTANGIBLE ASSETS, net of accumulated amortization of
$822,000 and $187,000 at September 30, 2002 and 2001
                                                                         2,375,000           1,570,000

INDEFINITE LIFE INTANGIBLE ASSETS                                       11,109,000          11,109,000

GOODWILL                                                                27,167,000          26,441,000

OTHER ASSETS                                                             1,049,000           1,661,000
                                                                      ------------        ------------

                                                                      $ 93,966,000        $ 91,860,000
                                                                      ============        ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES


          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002 AND 2001

                                   Page 2 of 2

                         LIABILITIES AND SHAREHOLDERS' EQUITY                                             2001
                                                                                      2002             As Restated
                                                                                  ------------        ------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                              $     59,000        $     70,000
   Accounts payable                                                                  4,252,000           7,072,000
   Accrued payroll                                                                  17,034,000          14,013,000
   Accrued expenses and other current liabilities                                    6,464,000           8,365,000
                                                                                  ------------        ------------

                Total current liabilities                                           27,809,000          29,520,000

LONG-TERM DEBT, net of current portion                                                 147,000             193,000
ACCRUED PENSION LIABILITY                                                            1,271,000           1,004,000
                                                                                  ------------        ------------

                Total liabilities                                                   29,227,000          30,717,000
                                                                                  ------------        ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.10 par value; authorized 5,000,000 shares;  0 issued
        and outstanding                                                                     --                  --
   Common stock, $.001 par value; authorized 40,000,000 shares;
     issued 16,237,142 and 16,196,942; outstanding 15,906,886 and
     16,109,631, respectively                                                           16,000              16,000
   Additional paid-in capital                                                       65,200,000          63,544,000
   Accumulated retained earnings (deficit)                                           1,313,000          (1,762,000)
   Receivable from shareholder                                                              --             (90,000)
   Accumulated comprehensive losses                                                   (142,000)            (63,000)
   Treasury stock, 330,256 and 87,311 shares at cost, respectively                  (1,648,000)           (502,000)
                                                                                  ------------        ------------

                                                                                    64,739,000          61,143,000
                                                                                  ------------        ------------

                                                                                  $ 93,966,000        $ 91,860,000
                                                                                  ============        ============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                               For the Years Ended September 30,
                                                                    -------------------------------------------------------
                                                                                              2001
                                                                        2002              As Restated              2000
                                                                    -------------        -------------        -------------
REVENUES  AS AMENDED                                                $ 180,823,000        $ 165,969,000        $ 115,965,000
DIRECT EXPENSES AS AMENDED                                            147,178,000          137,872,000           95,209,000
                                                                    -------------        -------------        -------------
                Gross profit                                           33,645,000           28,097,000           20,756,000
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                            28,321,000           23,395,000           17,005,000
DEPRECIATION AND AMORTIZATION                                           1,413,000            1,424,000            1,333,000
                                                                    -------------        -------------        -------------
                Income from operations                                  3,911,000            3,278,000            2,418,000
                                                                    -------------        -------------        -------------
OTHER INCOME (EXPENSE):
   Interest income                                                      1,057,000              911,000              584,000
   Interest expense                                                      (168,000)          (1,274,000)          (1,601,000)
   Other income (expense)                                                  60,000               48,000              (22,000)
                                                                    -------------        -------------        -------------
                                                                          949,000             (315,000)          (1,039,000)
                                                                    -------------        -------------        -------------
   Income before income taxes and extraordinary item                    4,860,000            2,963,000            1,379,000
INCOME TAX EXPENSE                                                     (1,785,000)          (1,261,000)            (428,000)
                                                                    -------------        -------------        -------------
                        Income before extraordinary item                3,075,000            1,702,000              951,000
EXTRAORDINARY ITEM - EARLY EXTINGUISTMENT OF DEBT, NET OF TAX
BENEFIT OF $256,000                                                            --             (354,000)                  --
                                                                    -------------        -------------        -------------
                Net income                                              3,075,000            1,348,000              951,000
OTHER COMPREHENSIVE EXPENSE:
      Minimum pension liability adjustment, net of tax                    (79,000)             (63,000)                  --
                                                                    -------------        -------------        -------------
COMPREHENSIVE INCOME                                                $   2,996,000        $   1,285,000        $     951,000
                                                                    =============        =============        =============
EARNINGS PER SHARE - BASIC
     Income before extraordinary item                               $        0.19        $        0.20        $        0.12
     Extraordinary item                                                        --                (0.04)                  --
                                                                    -------------        -------------        -------------
     Net Income                                                     $        0.19        $        0.16        $        0.12
                                                                    =============        =============        =============
EARNINGS PER SHARE - DILUTED
     Income before extraordinary item                               $        0.19        $        0.19        $        0.12
     Extraordinary item                                                        --                (0.04)                  --
                                                                    -------------        -------------        -------------
     Net Income                                                     $        0.19        $        0.15        $        0.12
                                                                    =============        =============        =============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING - BASIC                                 16,013,546            8,693,243            7,954,176
                                                                    =============        =============        =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS                                       16,183,466            8,907,282            7,990,912
   OUTSTANDING - DILUTED                                            =============        =============        =============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000

                                                                                  Accumulated
                                     Common Stock                Additional         Retained         Receivable
                            ------------------------------         Paid-In          Earnings/           From
                               Shares            Amount            Capital          (Deficit)        Shareholder
                            ------------      ------------      ------------      ------------      ------------
BALANCE,
September 30, 1999             7,980,718      $      8,000      $ 21,093,000      $ (4,061,000)               $-

Exercise of stock                    887                --             4,000                --                --
 options
Common stock
 repurchased                          --                --                --                --                --
Non-cash compensation
 expense related to
 warrants                             --                --           200,000                --                --
Net income                            --                --                --           951,000                --
                            ------------      ------------      ------------      ------------      ------------
BALANCE,
September 30, 2000             7,981,605             8,000        21,297,000        (3,110,000)               --
Common stock
 repurchased                          --                --                --                --                --
Exercise of stock
 options                          16,775                --            16,000                --                --
Exercise of stock
 warrants                         73,570                --           179,000                --                --
Common stock issued
 in connection with
 the acquisition of
 BrightLane                    8,066,522             8,000        41,892,000                --                --
Common stock issued
 in connection with
 the acquisition of HR2           89,224                --           300,000                --                --
Settlement of certain
 escrow shares                   (54,996)               --          (340,000)               --                --
Stock sold to director            10,114                --            40,000                --                --

Receivable from
 shareholder in
 connection with
 option exercise                  14,128                --            90,000                --           (90,000)
Non-cash compensation
 expense related to
 warrants                             --                --            70,000                --                --
Minimum pension
 liability adjustment
Net income, as restated               --                --                --         1,348,000                --
                            ------------      ------------      ------------      ------------      ------------
BALANCE,
September 30, 2001
As Restated                   16,196,942            16,000        63,544,000        (1,762,000)          (90,000)

Common stock
 repurchased                          --                --                --                --                --
Exercise of stock
 options                          36,914                --           129,000                --                --
Exercise of stock
 warrants                          3,286                --            14,000                --                --
Repayment of loan
 to Shareholder                       --                --                --                --            90,000
Income tax benefit
 from stock options
 exercised                            --                --         1,513,000                --                --
Minimum pension
 liability adjustment                 --                --                --                --                --
Net income                            --                --                --         3,075,000                --
                            ------------      ------------      ------------      ------------      ------------
BALANCE,
September 30, 2002            16,237,142      $     16,000      $ 65,200,000      $  1,313,000                $-
                            ============      ============      ============      ============      ============


                                    Treasury Stock                  Other            Total
                            ------------------------------     Comprehensive      Shareholders
                               Shares            Amount             Loss             Equity
                            ------------      ------------     -------------      ------------
BALANCE,
September 30, 1999                18,300      $    (75,000)               $-      $ 16,965,000
Exercise of stock
 options                              --                --                --             4,000
Common stock
 repurchased                      17,100           (61,000)               --           (61,000)
Non-cash compensation
 expense related to
 warrants                             --                --                --           200,000
Net income                            --                --                --           951,000
                            ------------      ------------      ------------      ------------
BALANCE,
September 30, 2000                35,400          (136,000)               --        18,059,000

Common stock
 repurchased                      51,911          (366,000)               --          (366,000)
Exercise of stock
 options                              --                --                --            16,000
Exercise of stock
 warrants                             --                --                --           179,000
Common stock issued
 in connection with
 the acquisition of
 BrightLane                           --                --                --        41,900,000
Common stock issued
 in connection with
 the acquisition of HR2               --                --                --           300,000
Settlement of certain
 escrow shares                        --                --                --          (340,000)
Stock sold to director                --                --                --            40,000

Receivable from
 shareholder in
 connection with
 option exercise                      --                --                --                --
Non-cash compensation
 expense related to
 warrants                             --                --                --            70,000
Minimum pension
 liability adjustment                                                (63,000)          (63,000)
Net income, as restated               --                --                --         1,348,000
                            ------------      ------------      ------------      ------------
BALANCE,
September 30, 2001
As Restated                       87,311          (502,000)          (63,000)       61,143,000

Common stock
 repurchased                     242,945        (1,146,000)               --        (1,146,000)
Exercise of stock
 options                              --                --                --           129,000
Exercise of stock
 warrants                             --                --                --            14,000
Repayment of loan
 to Shareholder                       --                --                --            90,000
Income tax benefit
 from stock options
 exercised                            --                --                --         1,513,000
Minimum pension
 liability adjustment                 --                --           (79,000)          (79,000)
Net income                            --                --                --         3,075,000
                            ------------      ------------      ------------      ------------
BALANCE,
September 30, 2002               330,256      $ (1,648,000)     $   (142,000)     $ 64,739,000
                            ============      ============      ============      ============



          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

     TEAMSTAFF, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Years Ended September 30,
                                                                               ----------------------------------------------------
                                                                                                      2001
                                                                                   2002            As Restated             2000
                                                                               ------------        ------------        ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  3,075,000        $  1,348,000        $    951,000
   Adjustments to reconcile net income to net
   cash provided by operating activities, net of acquired
    businesses:
 Deferred income taxes                                                            1,173,000             123,000              73,000
  Depreciation and amortization                                                   1,413,000           1,424,000           1,333,000
  Provision for doubtful accounts                                                   546,000             526,000             162,000
  Non-cash write-off of deferred financing cost                                          --             435,000                  --
  Loss on disposal of equipment                                                          --                  --              24,000
  Non-cash compensation expense related to warrants                                      --              70,000             200,000
  Gain on sale of regional office                                                        --             (50,000)                 --
Changes in operating assets and liabilities, net of acquired businesses:

  Decrease (increase) in accounts receivable                                         34,000          (4,977,000)         (7,905,000)
  (Increase) decrease in other current assets                                    (3,545,000)            449,000            (220,000)
  (Increase) decrease in other assets                                               (87,000)         (1,901,000)            197,000
  (Decrease)increase in accounts payable, accrued
       expenses and other current liabilities                                    (1,700,000)          5,174,000           9,040,000
  Decrease (increase) in restricted cash                                                 --             246,000             (13,000)
  Increase in pension liability                                                     267,000           1,004,000                  --
                                                                               ------------        ------------        ------------
                  Net cash provided by operating activities                       1,176,000           3,871,000           3,842,000
                                                                               ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and leasehold improvements                             (2,183,000)           (589,000)           (486,000)
   Proceeds from sale of regional office                                                 --             500,000                  --
   Acquisition of businesses, net of cash acquired                                 (727,000)         10,283,000          (3,314,000)
                                                                               ------------        ------------        ------------
            Net cash (used in) provided by investing activities                  (2,910,000)         10,194,000          (3,800,000)
                                                                               ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings on long-term debt                                            --                  --           4,000,000
   Principal payments on long-term debt                                                  --          (6,983,000)         (1,055,000)
   Payments on revolving line of credit                                                  --            (899,000)           (559,000)
   Net proceeds from issuance of preferred stock                                         --           3,500,000                  --
   Repayments on capital leases obligations                                         (57,000)            (49,000)            (34,000)
   Net proceeds from issuance of common stock, net of expenses                           --              40,000                  --
   Net proceeds from the exercise of stock options and warrants                     144,000             195,000               4,000
   Common shares repurchased                                                     (1,146,000)           (366,000)            (61,000)
   Repayment of loan from Shareholder                                                90,000                  --                  --
   Net comprehensive expense on pension                                             (79,000)            (63,000)                 --
   Income tax benefit on stock options exercised                                  1,512,000                  --                  --
                                                                               ------------        ------------        ------------
            Net cash provided by (used in)  financing activities                    464,000          (4,625,000)          2,295,000
                                                                               ------------        ------------        ------------

            Net (decrease) increase in cash and cash equivalents                 (1,270,000)          9,440,000           2,337,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   13,725,000           4,285,000           1,948,000
                                                                               ------------        ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 12,455,000        $ 13,725,000        $  4,285,000
                                                                               ============        ============        ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for-
   Interest                                                                    $    168,000        $  1,892,000        $  1,242,000
                                                                               ============        ============        ============
   Income taxes                                                                $  1,190,000        $    797,000        $    489,000
                                                                               ============        ============        ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS:
  Borrowings under capital leases                                                        --                  --        $    272,000
  Fair value of escrow shares received in settlement                                     --             340,000                  --
  Note receivable in connection with sale of regional office (El                    125,000             425,000                  --
      Paso)
    Retirement of preferred stock                                                        --           3,500,000                  --
    Receivable from shareholder in connection with option exercised                      --              90,000                  --
                                                                               ============        ============        ============

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

REVENUE RECOGNITION AND CHANGE IN POLICY-

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. TeamStaff's professional employer organization division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees; and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings are invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff has included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumes as an employer, regardless of whether it actually collects its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff has determined to change its presentation of PEO revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff is not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both the revenue and direct costs for fiscal year end September 30, 2002, 2001, and 2000 by $485,142,000, $483,758,000, and $331,778,000
respectively, but had no effect on gross profit, operating income or net income
(loss). Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs do not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS -

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

ACQUIRED INTANGIBLE ASSETS-

                            AS OF SEPTEMBER 30, 2002

                                           Gross Carrying         Accumulated
                                              Amount              Amortization               Net
                                              ------              ------------               ---
       Amortized intangible assets
            Software                        $2,468,000            $ (705,000)          $ 1,763,000
            Pension                            729,000              (117,000)              612,000
                                            ----------            ----------           -----------
            Total                           $3,197,000            $ (822,000)          $ 2,375,000
                                            ==========            ==========           ===========


                            AS OF SEPTEMBER 30, 2001

                                             Gross Carrying         Accumulated
                                                Amount              Amortization              Net
                                                ------              ------------              ---
       Amortized intangible assets
            Software                         $ 1,028,000            $ (129,000)            $ 899,000
            Pension                              729,000               (58,000)              671,000
                                             -----------            ----------             ---------
            Total                            $ 1,757,000            $ (187,000)          $ 1,570,000
                                             ===========            ==========           ===========

       Aggregate Amortization Expense
            For year ended 9/30/02                     $635,000


       Estimated Amortization Expense
            For year ended 9/30/03                                     $506,000
            For year ended 9/30/04                                      397,000
            For year ended 9/30/05                                      387,000
            For year ended 9/30/06                                      373,000
            For year ended 9/30/07                                      301,000

       Indefinite life intangible assets
            (decribed below):
            Tradenames                               $4,710,000
            First Union Relationship                  6,399,000
                                                    -----------
            Total                                   $11,109,000
                                                    ===========

GOODWILL-

                                                                           Medical
                                                         PEO              Staffing                 Total
                                                         ---              --------                 -----
       Balance as of September 30, 2001              $ 24,736,000         $1,705,000            $26,441,000
       Goodwill acquired during year                      726,000                  -                726,000
                                                     ------------         ----------            -----------
       Balance as of September 30, 2003              $ 25,462,000         $1,705,000            $27,167,000
                                                     ============         ==========            ===========



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

RECLASSIFICATIONS-

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

In accordance with SFAS 128, the following table reconciles income before extraordinary item and share amounts used to calculate basic and diluted earnings per share before extraordinary item:

                                                                    Years Ended September 30,

                                                                              2001
                                                           2002           As Restated             2000
                                                           ----           -----------             ----
Numerator:

  Income before extraordinary item                       $ 3,075,000       $ 1,702,000       $   951,000
                                                         ===========       ===========       ===========

Denominator:

  Weighted average number of common shares
    outstanding - Basic                                   16,013,546         8,693,243         7,954,176

  Incremental shares for assumed conversions
    of stock options/warrants                                169,920           214,039            36,736
                                                         -----------       -----------       -----------

  Weighted average number of common and
    equivalent shares outstanding-Diluted                 16,183,466         8,907,282         7,990,912
                                                          ==========         =========         =========

Earnings per share before extraordinary item - Basic     $      0.19       $      0.20       $      0.12
                                                         ===========       ===========       ===========

Earnings per share before extraordinary item - Diluted   $      0.19       $      0.19       $      0.12
                                                         ===========       ===========       ===========



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

On July 30, 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable

 On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), that is applicable to financial statements issued for fiscal years ending after December 15, 2002. In addition, interim disclosure provisions are applicable for financial statements issued for interim periods beginning after December 15, 2002. This standard amends SFAS 123 and provides guidance to companies electing to voluntarily change to the fair value method of accounting for stock-based compensation. In addition, this standard amends SFAS 123 to require more prominent and more frequent disclosures in financial statements regarding the effects of stock-based compensation. TeamStaff will implement SFAS 148 in the first fiscal quarter 2003.

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

An analysis of the Company's deferred tax asset is as follows-

                                                       2001 As
                                        2002          Restated
                                        ----          --------
Net operating loss carry forwards   $ 8,162,000    $ 7,764,000
 and tax credits

Workers' compensation reserves         (227,000)     1,122,000
Allowance for doubtful accounts         101,000        187,000
Depreciation expense                    (12,000)       170,000
Professional fees                       172,000              0
Pension                                 142,000         76,000
Other items, net                        133,000        (94,000)
                                    -----------    -----------
      Deferred income tax asset     $ 8,471,000    $ 9,225,000
                                    ===========    ===========

The components of the income tax expense for income taxes are summarized as follows-

                                     Years Ended September 30,

                                                2001
                                                 As
                                   2002       Restated      2000
                                   ----       --------      ----
Current expense               $  612,000   $1,138,000   $  355,000
Deferred expense               1,173,000      123,000       73,000
                              ----------   ----------   ----------
              Total expense   $1,785,000   $1,261,000   $  428,000
                              ==========   ==========   ==========


The following table indicates the significant elements contributing to the difference between the Federal statutory rates and the Company's effective tax rate-

                                                    Years Ended September 30,

                                                             2001
                                                 2002     As Restated      2000
                                                 ----     -----------      ----
Federal statutory rate                            34%         34%           34%
State taxes, net of federal income tax benefit     8           8             8
Tax credits                                       (6)         (9)          (28)
Goodwill amortization                              0           7            13
Other                                              1           3             4
                                                  --          --            --
                                                  37%         43%           31%
                                                  ==          ==            ==

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

Long-term debt at September 30, 2002 and 2001 consists of the following-

                                                                          2001
                                                           2002       As Restated
                                                           ----       -----------
      Capital leases                                     $206,000       $263,000
      Less- Current portion                               (59,000)       (70,000)
                                                         --------       --------
                                                         $147,000       $193,000
                                                         ========       ========

Maturities of long-term debt as of September 30, 2002 are as follows-

            Year Ending
           September 30,
           -------------
               2003                                           $ 59,000
               2004                                             53,000
               2005                                             94,000
                                                              --------
                                                              $206,000
                                                              ========

(5) BUSINESS COMBINATIONS/DISPOSITIONS

ACQUISITION OF CORPORATE STAFFING CONCEPTS-

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

ACQUISITION OF BRIGHTLANE.COM-

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

Cash acquired                       $12,325,000
Deferred tax asset                    7,400,000
Investment in TeamStaff preferred
 stock                                3,500,000
Other assets acquired, net            1,538,000
First Union/Wachovia relationship     6,900,000
Tradename                                10,000
Goodwill                             12,932,000
                                    -----------
Total                               $44,605,000
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

ACQUISITION OF HR2, INC.-

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

ACQUISITION OF SYNADYNE ASSETS-

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

SALE OF EL PASO REGIONAL OFFICE-

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

                                     Fiscal Years Ended September 30,
                              -----------------------------------------------
                                                   2001
                                  2002          As Restated          2000
                                  ----          -----------          ----
Revenues As Amended           $ 181,811,000   $ 160,969,000    $     111,255
Income (Loss) before
 extraordinary item           $   3,080,000   $  (3,236,000)   $ (13,990,000)
Net income (loss)             $   3,080,000   $  (3,846,000)   $ (13,990,000)
Earnings/(Loss) per share -
basic and diluted             $         .19   $        (.24)   $        (.87)

(6)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities at September 30, 2002 and 2001 consist of the following-

                                                                       2001
                                                    2002            As Restated
                                                  ----------         ----------
Workers' compensation insurance                   $1,673,000         $3,300,000
Bank overdraft                                     1,874,000          3,237,000
Other                                              2,917,000          1,828,000
                                                  ----------         ----------
                                                  $6,464,000         $8,365,000
                                                  ==========         ==========

(7)   COMMITMENTS AND CONTINGENCIES:

LEASES-

Minimum payments under noncancellable lease obligations at September 30, 2002 are as follows-

 Year Ending
September 30,
-------------
    2003                     $2,046,000
    2004                      2,077,000
    2005                      1,618,000
    2006                        686,000
    2007                        523,000
                             ----------
                             $6,950,000
                             ==========

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

PAYROLL TAXES-

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

LEGAL PROCEEDINGS-

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

EMPLOYMENT AGREEMENTS-

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

TeamStaff's future commitment under these employee's contracts totals approximately $522,000.

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

Until December 10, 2002, Mr. Kelly held the positions of Chief Financial Officer, Vice President, Finance and Secretary of the Company. In light of the circumstances regarding the removal of Mr. Kelly from his duties, Mr. Kelly may have reason to terminate his employment with the Company for "good reason" and exercise his rights under the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities . . . .." Additionally, the removal of Mr. Kelly from his duties may have caused his benefits under the SERP to become fully vested. The Board of Directors has not made a final determination whether to reinstate Mr. Kelly to his position, and is reviewing the opinions expressed, and findings by TeamStaff's current independent auditors, in connection with the most recent audit and the evaluation of internal controls. The Board of Directors has not made a determination whether Mr. Kelly would be entitled to terminate his employment and exercise these rights pursuant to the severance agreement and be entitled to certain potential payments. In the event that Mr. Kelly exercises these rights, such termination is deemed proper, and Mr. Kelly is eligible to receive all potential compensation under the severance agreement and the SERP, the Company may be required to pay a sum, either directly to Mr. Kelly, in the case of the severance agreement, or to a trust, in the case of any payments to be made pursuant to the SERP, totaling approximately $1.1 million.

NASDAQ POTENTIAL DELISTING-

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

STOCK WARRANTS-

The following is a summary of the outstanding warrants to purchase the Company's common stock at September 30, 2002:

                             Exercise Period           Exercise Price           Number of Shared of
Exercise Period From         To                        Per Common Share         Common Stock Reserved
--------------------         ---------------           ----------------         ---------------------
February 1998                February 2003             7.20                           7,143
January 1999                 January 2004              5.25                          21,428
November 1999                November 2002             4.15                          51,714
December 2000                January 2005              3.20                          10,000
August 2001                  August 2006               5.16                          16,000
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

The following tables summarize the activity in the Company's stock option plans for the years ended September 30, 2002, 2001 and 2000:

                                               NUMBER           WEIGHTED AVERAGE     WEIGHTED AVERAGE
                                              OF SHARES          EXERCISE PRICE         FAIR VALUE
                                              ---------          --------------         ----------
Options outstanding, September 30, 1999         254,714              $5.57
                                Granted         144,543              $4.44                 $2.49
                              Exercised            (887)             $4.51
                              Cancelled         (46,829)             $6.36
                                              ---------              -----
Options outstanding, September 30, 2000         351,541              $5.00
                                              ---------              -----
                                Granted         597,785              $4.75                 $2.77
                              Exercised         (46,009)             $4.56
                              Cancelled         (28,048)             $6.01
                                              ---------              -----
Options outstanding, September 30, 2001         875,269              $4.82
                                              ---------              -----
                                Granted         256,430              $5.87                 $3.47
                              Exercised         (38,210)             $3.39
                              Cancelled        (100,845)             $6.85
                                              ---------              -----
Options outstanding, September 30, 2002         992,644              $4.94
                                              =========              =====

As of September 30, 2002, 2001, and 2000, 666,642, 440,762 and 211,973 options, respectively, were exercisable.

                                     WEIGHTED          WEIGHTED                           WEIGHTED
  RANGE OF           OPTIONS          AVERAGE          AVERAGE           OPTIONS           AVERAGE
  EXERCISE         OUTSTANDING       REMAINING         EXERCISE        EXERCISABLE        EXERCISE
   PRICES          AT 9/30/02          LIFE             PRICE           AT 9/30/02          PRICE
   ------          ----------          ----             -----           ----------          -----
$2.27  -  4.55      228,096             2.1             $  3.75           193,094           $  3.77
$4.55  -  6.82      724,548             3.6             $  5.14           443,548           $  5.06
$6.82  -  9.10       25,000             3.9             $  8.01            15,000           $  8.18
$9.10 -  11.37       15,000             3.9             $ 10.18            15,000           $ 10.18

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

                                                                               2001
 (Thousands of dollars except per share amounts)                2002        As Restated        2000
 -----------------------------------------------              -------       -----------       -----
Net income as reported                                        $ 3,075         $ 1,348         $ 951
Estimated fair value of option grants, net of tax                (627)           (655)         (206)
                                                              -------         -------         -----
Net income adjusted                                           $ 2,448         $   693         $ 745
                                                              =======         =======         =====
             Adjusted earnings per share - Basic              $  0.15         $  0.08         $0.09
                                                              =======         =======         =====
             Adjusted earnings per share - Diluted            $  0.15         $  0.08         $0.09
                                                              =======         =======         =====

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

The following table represents the financial results for each of the Company's segments:

                                       Professional
                                          Employer           Medical            Payroll
                                          Services           Staffing           Services         Corporate         Consolidated
                                          --------           --------           --------         ---------         ------------
         2002

Revenues As Amended                    $ 101,008,000       $ 74,861,000       $ 4,954,000       $         --       $ 180,823,000
Depreciation and amortization                292,000            141,000            12,000            968,000           1,413,000
Income/(loss) from operations              3,895,000          7,652,000         2,057,000         (9,693,000)          3,911,000
Interest income                                   --            886,000                --            171,000           1,057,000
Interest expense                             (26,000)           (15,000)               --           (127,000)           (168,000)
Other income                                      --             60,000                --                 --              60,000
Income/(loss) before income taxes          3,869,000          8,583,000         2,057,000         (9,649,000)          4,860,000
Capital spending                             485,000            184,000             6,000          1,508,000           2,183,000
Total assets                           $  39,921,000       $ 16,873,000       $ 3,969,000       $ 33,203,000       $  93,966,000

   2001 AS RESTATED
Revenues As Amended                    $  96,915,000       $ 64,442,000       $ 4,612,000       $         --       $ 165,969,000
Depreciation and amortization                279,000            270,000            64,000            811,000           1,424,000
Income/(loss) from operations                  5,000          7,262,000         1,830,000         (5,819,000)          3,278,000
Interest income                               88,000            669,000                --            154,000             911,000
Interest expense                            (150,000)          (234,000)          (36,000)          (854,000)         (1,274,000)
Other income                                  48,000                 --                --                 --              48,000
Income/(loss) before income taxes
and extraordinary item                        (9,000)         7,697,000         1,794,000         (6,519,000)          2,963,000
Capital spending                             464,000             88,000                --             37,000             589,000
Total assets                           $  35,858,000       $ 10,561,000       $ 2,794,000       $ 42,647,000       $  91,860,000

     2000
Revenues As Amended                    $  69,408,000       $ 42,500,000       $ 4,057,000       $         --       $ 115,965,000
Depreciation and amortization                262,000            220,000           124,000            727,000           1,333,000
Income/(loss) from operations                766,000          4,884,000         1,378,000         (4,610,000)          2,418,000
Interest income                                   --            473,000                --            111,000             584,000
Interest expense                                  --                 --                --         (1,601,000)         (1,601,000)
Other income                                 (22,000)                --                --                 --             (22,000)
Income/(loss) before income taxes            744,000          5,357,000         1,378,000         (6,100,000)          1,379,000
Capital spending                             147,000            232,000                --            107,000             486,000
Total assets                           $  16,683,000       $ 11,676,000       $   661,000       $ 20,494,000       $  49,514,000

The Company has no revenue derived outside of the United States.

(10)  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                            First           Second            Third
                                           Quarter          Quarter          Quarter           Fourth
                                         As Restated      As Restated      As Restated         Quarter
                                         -----------      -----------      -----------         -------
Fiscal 2002
     Net Revenues As Amended             $44,195,000      $45,028,000      $46,874,000      $ 44,726,000
     Gross profit                          7,974,000        7,514,000       10,910,000         7,247,000
     Net income                              626,000          445,000        2,038,000           (34,000)
     Earnings per share - Basic and
     Diluted                             $      0.04      $      0.03      $      0.13      $       0.00


                                     First Quarter    Second Quarter    Third Quarter     Fourth Quarter
Fiscal 2001                           As Restated      As Restated      As Restated         As Restated
-----------                           -----------      -----------      -----------         -----------
Net Revenues As Amended               $38,489,000      $40,312,000      $ 42,682,000       $ 44,486,000
Gross profit                            6,991,000        6,503,000         7,112,000          7,491,000
Income before extraordinary item          622,000          282,000           543,000            255,000
Extraordinary item net of tax                  --               --          (143,000)          (211,000)
Net income                                622,000          282,000           400,000             44,000
Earnings per share  - Basic and
Diluted
    Before extraordinary item         $      0.07      $      0.03      $       0.06       $       0.03
    Extraordinary item                         --               --             (0.02)             (0.02)
Earnings per share-Basic and
Diluted                               $      0.07      $      0.03      $       0.04       $       0.01

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

TeamStaff also maintains The TeamStaff Retirement Savings Plan. The TeamStaff Plan is designed to qualify as a multiple employer plan as described in Section 413(c) of the Internal Revenue Code. Additionally, because plan participants have their own account, manage their own plan investments and make their own investment decisions from a broad range of investment options, TeamStaff believes that it is afforded protection from liability for participants' investment decisions under Section 404(c) of the Code. Any TeamStaff corporate employee (including its medical and technical staffing employees), is eligible for participation in the TeamStaff Plan upon completing three months of service with TeamStaff. TeamStaff provides a discretionary matching contribution of 25% of each of the first 4% of a participant's elective contributions under the TeamStaff Plan. TeamStaff recorded expense for this matching of $58,000 in fiscal 2002 and $55,000 in fiscal 2001. A participant is always fully vested in his elective contributions. A participant's interest in TeamStaff discretionary matching contributions vests in accordance with the following schedule:

Years of Service:                  Vested Interest:
-----------------                  ----------------
Less than 1 Year of Service                 0%
1 Year, but less than 2 Years               25%
2 Years, but less than 3 Years              50%
3 Years, but less than 4 Years              75%
4 Years or more                             100%

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

                                                                                    Fiscal Year

                                                                               2002                2001
                                                                            -----------         -----------
Change in Benefit obligation
     Benefit obligation at beginning of year                                $ 1,004,000         $   729,000
     Service cost                                                                58,000             100,000
     Interest Cost                                                               77,000              66,000
     Actuarial (gain)/loss                                                      132,000             109,000
                                                                            -----------         -----------
Benefit obligation at end of year                                           $ 1,271,000         $ 1,004,000
                                                                            ===========         ===========

Reconciliation of funded status
     Funded status                                                          $(1,271,000)        $(1,004,000)
     Unrecognized net actuarial (gain)/loss                                     240,000             109,000
     Unrecognized prior service cost                                            612,000             671,000
                                                                            -----------         -----------
Net amount recognized                                                       $  (419,000)        $  (224,000)
                                                                            ===========         ===========


Amounts recognized in the statement of financial position consist of:

     Accrued benefit liability                                              $(1,271,000)        $(1,004,000)


                                                                                      Fiscal Year

                                                                               2002                2001
                                                                            -----------         -----------

     Intangible asset                                                           612,000             671,000
     Accumulated other comprehensive income                                     240,000             109,000
                                                                            -----------         -----------
Net amount recognized                                                       $  (419,000)        $  (224,000)
                                                                            ===========         ===========

Weighted-average assumptions as of September 30:

     Discount rate                                                                 6.50%               7.25%
     Expected return on plan assets                                                 N/A                 N/A
     Rate of compensation increase                                                  N/A                 N/A


Components of net periodic benefit cost
     Service cost                                                           $    58,000         $   100,000
     Interest cost                                                               77,000              66,000
     Amortization of prior service cost                                          58,000              58,000
     Recognized actuarial (gain)/loss                                             1,000                --
                                                                            -----------         -----------
Net periodic benefit cost                                                   $   194,000         $   224,000
                                                                            ===========         ===========

Other disclosure items at end of year:

     Projected benefit obligation                                           $ 1,271,000         $ 1,004,000
                                                                            ===========         ===========
     Accumulated benefit obligation                                         $ 1,271,000         $ 1,004,000
                                                                            ===========         ===========
     Fair value of plan assets                                                     --                  --
                                                                            ===========         ===========

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

                                                             September 30, 2001         September 30, 2001
                                                                As Reported                 As Restated
                                                                -----------                 -----------
BALANCE SHEET:
Amortized intangible assets                                    $    900,000                $  1,571,000
Other assets                                                      1,567,000                   1,661,000
Accrued expenses and other current liabilities                    8,466,000                   8,365,000
Accrued pension liability                                                 0                   1,004,000
Accumulated comprehensive losses                                          0                     (63,000)
Accumulated retained earnings                                    (1,686,000)                 (1,762,000)

STATEMENTS OF INCOME:

Selling, general, and administrative expenses                  $ 23,264,000                $ 23,395,000

Income from operations                                            3,409,000                   3,278,000
Income before income tax expense                                  3,094,000                   2,963,000
Income tax expense                                                1,316,000                   1,261,000
Income before extraordinary item                                  1,778,000                   1,702,000
Net income                                                        1,424,000                   1,348,000


                                                             September 30, 2001         September 30, 2001
                                                                As Reported                 As Restated
                                                                -----------                 -----------

Other comprehensive expense, net of tax: minimum
pension liability adjustment                                              0                     (63,000)

Comprehensive income                                              1,424,000                   1,285,000

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

                                           TEAMSTAFF, INC.

                                           /s/T. Kent Smith
                                           ------------------------------------
                                           T. Kent Smith

                                           President and Chief Executive Officer

Dated: August 1, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/T. Stephen Johnson             Chairman of the Board          August 1, 2003
-----------------------------
T. Stephen Johnson

/s/Karl W. Dieckmann              Vice-Chairman of the Board     August 1, 2003
-----------------------------
Karl W. Dieckmann

/s/Martin J. Delaney              Director                       August 1, 2003
-----------------------------
Martin J. Delaney

/s/Benjamin J. Dyer               Director                       August 1, 2003
-----------------------------
Benjamin J. Dyer

/s/ Donald W. Kappauf             Director                       August 1, 2003
-----------------------------
Donald W. Kappauf

/s/Rocco Marano                   Director                       August 1, 2003
-----------------------------
Rocco Marano

/s/T. Kent Smith                  President, Chief Executive     August 1, 2003
-----------------------------     Officer and Director
T. Kent Smith