Form 10-Q
period 2003-06-30
TEAMSTAFF INC
filed 2003-08-06
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                                    Yes [ ]  No [X]




15,675,172 shares of Common Stock, par value $.001 per share, were outstanding as of August 1, 2003.


                                     1 of 31

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Balance Sheets as of
                  June 30, 2003 (Unaudited) and
                  September 30, 2002                                                         3

                  Consolidated Statements of
                  Operations and Comprehensive Income for the three months
                  ended June 30, 2003 and 2002 (Unaudited)                                   5

                  Consolidated Statements of
                  Operations and Comprehensive Income for the nine months                    6
                  ended June 30, 2003 and 2002 (Unaudited)

                  Consolidated Statements of Cash Flows for the nine months
                  ended June 30, 2003 and 2002 (Unaudited)                                   7

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                                8

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations                             19

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                25

Item 4.           Controls and Procedures                                                   25

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                         26
Item 2.           Changes in Securities and Use of Proceeds                                 27
Item 3.           Defaults Upon Senior Securities                                           27
Item 4.           Submission of Matters to a Vote of Security Holders                       27
Item 5.           Other Information                                                         27
Item 6.           Exhibits and Reports on Form 8-K                                          27
                  Signatures                                                                28
                  Exhibit 31.1                                                              29
                  Exhibit 31.2                                                              30
                  Exhibit 32.1                                                              31


                                     2 of 31

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (PAGE 1 OF 2)

                                                                                         JUNE 30,             SEPTEMBER 30,
ASSETS                                                                                     2003                    2002
------                                                                                     ----                    ----
                                                                                       (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                            $5,866,000              $12,455,000
   Restricted cash                                                                       1,014,000                  129,000
   Accounts receivable, net of allowance for doubtful accounts of $482,000 and $262,000 at June 30, 2003 and
       September 30, 2002                                                               19,207,000               24,522,000
   Deferred tax asset                                                                            -                1,791,000
   Prepaid workers' compensation                                                         2,802,000                2,341,000
   Other current assets                                                                  2,761,000                2,547,000
                                                                                       -----------              -----------
       Total current assets                                                             31,650,000               43,785,000
                                                                                       -----------              -----------
EQUIPMENT AND IMPROVEMENTS:
   Furniture and equipment                                                               3,352,000                3,321,000
   Computer equipment                                                                    2,521,000                2,411,000
   Leasehold improvements                                                                  391,000                  358,000
                                                                                       -----------              -----------
                                                                                         6,264,000                6,090,000

   Less accumulated depreciation and amortization                                       (4,854,000)              (4,289,000)
                                                                                       -----------              -----------
                                                                                         1,410,000                1,801,000

DEFERRED TAX ASSET                                                                      12,276,000                6,680,000

AMORTIZED INTANGIBLE ASSETS, net of accumulated
    amortization  of $1,820,000 and $822,000 at June 30, 2003 and
    September 30, 2002                                                                   2,339,000                2,375,000

INDEFINITE LIFE INTANGIBLE ASSETS                                                        4,209,000               11,109,000

GOODWILL                                                                                 7,100,000               27,167,000

OTHER ASSETS                                                                               936,000                1,049,000
                                                                                       -----------              -----------
    Total Assets                                                                       $59,920,000              $93,966,000
                                                                                       ===========              ===========









           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                     3 of 31

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (PAGE 2 OF 2)

                                                                                         JUNE 30,              SEPTEMBER 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                      2003                     2002
------------------------------------                                                      ----                     ----
                                                                                      (unaudited)
CURRENT LIABILITIES:
   Current portion of long-term debt                                                      $38,000                   $59,000
   Accounts payable                                                                     2,201,000                 3,832,000
   Accrued payroll                                                                     14,779,000                16,669,000
   Accrued expenses and other current liabilities                                       4,877,000                 6,793,000
                                                                                      -----------               -----------
     Total current liabilities                                                         21,895,000                27,353,000
                                                                                      -----------               -----------
LONG-TERM DEBT, net of current portion                                                    129,000                   147,000
ACCRUED PENSION LIABILITY                                                               1,701,000                 1,271,000
OTHER LONG TERM LIABILITIES                                                               428,000                   456,000
                                                                                      -----------               -----------
     Total liabilities                                                                 24,153,000                29,227,000
                                                                                      -----------               -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value; authorized 5,000,000 shares;
        0 issued and outstanding                                                                -                         -
   Common Stock, $.001 par value; authorized 40,000,000 shares;
     issued 16,256,642 and 16,229,142; outstanding
        15,675,172 and 15,906,886                                                          16,000                    16,000
   Additional paid-in capital                                                          65,279,000                65,200,000
   Retained (deficit) earnings                                                        (26,823,000)                1,313,000
   Accumulated comprehensive losses                                                      (275,000)                 (142,000)
   Treasury stock, 581,470 and 330,256 shares at cost                                  (2,430,000)               (1,648,000)
                                                                                      -----------               -----------
    Total shareholders' equity                                                         35,767,000                64,739,000
                                                                                      -----------               -----------
         Total liabilities and shareholders' equity                                   $59,920,000               $93,966,000
                                                                                      ===========               ===========







           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                     4 of 31

                        TEAMSTAFF, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                          For the three months ended
                                                                                                   June 30,
                                                                                                                  2002
                                                                                         2003                  As Restated
                                                                                         ----                  -----------
REVENUES                                                                              $38,478,000               $46,874,000

DIRECT EXPENSES                                                                        32,162,000                35,964,000
                                                                                      -----------                ----------
                Gross profit                                                            6,316,000                10,910,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            7,935,000                 7,554,000

INTANGIBLE IMPAIRMENT WRITE DOWN                                                        1,200,000                         -

DEPRECIATION AND AMORTIZATION                                                             293,000                   355,000
                                                                                      -----------                ----------
                Income (loss) from operations                                          (3,112,000)                3,001,000
                                                                                      -----------                ----------
OTHER INCOME (EXPENSE):
   Interest & other income                                                                136,000                   299,000
   Interest & other expense                                                               (11,000)                  (60,000)
                                                                                      -----------                ----------
                                                                                          125,000                   239,000
                                                                                      -----------                ----------
                Income (loss) before income taxes                                      (2,987,000)                3,240,000

INCOME TAX BENEFIT (EXPENSE)                                                              723,000                (1,202,000)
                                                                                      -----------                ----------
                Net income (loss)                                                      (2,264,000)                2,038,000

OTHER COMPREHENSIVE INCOME (EXPENSE):
   Minimum pension liability adjustment, net of tax                                       (70,000)                  (20,000)
                                                                                      -----------                ----------
COMPREHENSIVE INCOME (LOSS)                                                           $(2,334,000)               $2,018,000
                                                                                      ===========                ==========
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                                              $(0.14)                    $0.13
                                                                                      ===========                ==========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                                                   15,683,844                15,993,332
                                                                                      ===========                ==========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
    OUTSTANDING - DILUTED                                                              15,683,844                16,201,579
                                                                                      ===========                ==========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                     5 of 31

                        TEAMSTAFF, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                          For the nine months ended
                                                                                                  June 30,
                                                                                                                  2002
                                                                                         2003                  As Restated
                                                                                         ----                  -----------
REVENUES                                                                             $118,795,000              $136,097,000

DIRECT EXPENSES                                                                       100,376,000               109,699,000
                                                                                     ------------              ------------
                Gross profit                                                           18,419,000                26,398,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                           22,408,000                21,291,000

GOODWILL IMPAIRMENT WRITE DOWN                                                         20,396,000                         -

INTANGIBLE IMPAIRMENT WRITE DOWN                                                        6,900,000                         -

DEPRECIATION AND AMORTIZATION                                                             952,000                 1,017,000
                                                                                     ------------              ------------
                Income (loss) from operations                                         (32,237,000)                4,090,000
                                                                                     ------------              ------------
OTHER INCOME (EXPENSE):
   Interest and other income                                                              464,000                   887,000
   Interest and other expense                                                            (182,000)                  (92,000)
                                                                                     ------------              ------------
                                                                                          282,000                   795,000
                                                                                     ------------              ------------
                Income (loss) before income taxes                                     (31,955,000)                4,885,000

INCOME TAX BENEFIT (EXPENSE)                                                            3,819,000                (1,776,000)
                                                                                     ------------              ------------
                Net income (loss)                                                     (28,136,000)                3,109,000

OTHER COMPREHENSIVE INCOME (EXPENSE):
   Minimum pension liability adjustment, net of tax                                      (133,000)                  (59,000)
                                                                                     ------------              ------------
COMPREHENSIVE INCOME (LOSS)                                                          $(28,269,000)               $3,050,000
                                                                                     ============              ============
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                                              $(1.79)                    $0.19
                                                                                     ============              ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                                                   15,742,981                16,023,712
                                                                                     ============              ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
   OUTSTANDING - DILUTED                                                               15,742,981                16,221,953
                                                                                     ============              ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                     6 of 31

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For the nine months ended
                                                                                                   June 30,
                                                                                                                  2002
                                                                                         2003                  As Restated
                                                                                         ----                  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                    $(28,136,000)              $3,109,000
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities, net of acquired businesses:
Deferred income taxes                                                                  (1,481,000)                 300,000
Depreciation and amortization                                                             951,000                1,016,000
Pension amortization                                                                      612,000                   44,000
Provision for doubtful accounts                                                           333,000                  403,000
Forgiveness of receivable from shareholder                                                      -                   90,000
Changes in operating assets and liabilities, net of acquired businesses:
  Decrease (increase) in accounts receivable                                            4,982,000               (1,023,000)
  Decrease (increase) in other current assets                                           1,116,000               (1,279,000)
   Goodwill impairment write down                                                      20,396,000                        -
   Intangible impairment write down                                                     6,900,000                        -
   (Increase) decrease  in other assets                                                (4,003,000)                 154,000
   (Decrease) in accounts payable, accrued payroll, accrued
     expenses and other current liabilities                                            (5,465,000)                (438,000)
   Increase in pension liability                                                          430,000                  200,000
   (Increase) in restricted cash                                                         (885,000)                       -
                                                                                     ------------              -----------
             Net cash (used in) provided by operating activities                       (4,250,000)               2,576,000
                                                                                     ------------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software                            (1,135,000)              (1,802,000)
Acquisition of businesses, net of cash acquired                                                 -                 (848,000)
  Earn out provision on prior acquisition                                                (250,000)                       -
                                                                                     ------------              -----------
            Net cash (used in) investing activities                                    (1,385,000)              (2,650,000)
                                                                                     ------------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital leases obligations                                                  (39,000)                 (39,000)
Net proceeds from the exercise of stock options and warrants                                    -                  130,000
Repurchase of common shares                                                              (782,000)                (780,000)
Net comprehensive expense on pension                                                     (133,000)                 (59,000)
                                                                                     ------------              -----------
            Net cash (used in) financing activities                                      (954,000)                (748,000)
                                                                                     ------------              -----------
            Net (decrease) in cash and cash equivalents                                (6,589,000)                (822,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       12,455,000               13,725,000
                                                                                     ------------              -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $5,866,000              $12,903,000
                                                                                     ============              ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
   Interest                                                                              $119,000                  $92,000
                                                                                     ============              ===========
   Income taxes                                                                          $370,000               $1,034,000
                                                                                     ============              ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                     7 of 31

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

BASIS OF PRESENTATION AND CHANGE IN  REVENUE RECOGNITION POLICY:

The financial statements related to the third quarter and nine months of fiscal year 2002 contained in this Form 10-Q have been restated to reflect certain adjustments to properly account for TeamStaff's Supplemental Retirement Plan as well as adjusted for a change in the revenue recognition policy. See the discussion below and at Note 6.

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. TeamStaff's professional employer organization ("PEO") division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees; and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings are invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff has included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumes as an employer, regardless of whether it actually collects its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff has changed its presentation, effective as of September 20, 2002, of PEO revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff is not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both revenue and direct costs for the quarter and nine months ended June 30, 2003 by $96,381,000 and $301,863,000, respectively, but had no effect on gross profit, operating income or net income (loss). For the quarter and nine months ended June 30, 2002, this method reduced both revenue and direct costs by $128,056,000 and $366,123,000, respectively, but had no effect on gross profit, operating income or net income (loss). Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs do not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums. All prior period financial information has been adjusted to reflect the new revenue reporting policy.

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

The accompanying consolidated financial statements include those of TeamStaff, Inc., and its wholly owned subsidiaries. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Certain prior year amounts have been reclassed to conform to current year presentation.

                                     8 of 31

(2) SIGNIFICANT ACCOUNTING POLICIES:

RECENTLY ADOPTED ACCOUNTING STANDARDS:

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and establishes a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. During the quarter and nine months ended June 30, 2003, SFAS No. 144 has had no impact on TeamStaff's consolidated financial statements.

On May 1, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 is effective for the TeamStaff's fiscal year beginning October 1, 2002. During the quarter and nine months ended June 30, 2003, SFAS No. 145 has had no impact on TeamStaff's consolidated financial statements.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), that is applicable to exit or disposal activities initiated after December 31, 2002. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This standard does not apply where SFAS 144 is applicable. Currently this standard has not had an impact on TeamStaff's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. Currently this standard has not had an impact on TeamStaff's consolidated financial statements.

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

In January 2003, FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," was issued. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Currently this standard has not had an impact on TeamStaff's consolidated financial statements.

In April 2003, FASB issued Statements of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. Currently this standard has not had an impact on TeamStaff's consolidated financial statements.

                                     9 of 31

In May 2003, FASB issued Statements of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. Currently this standard has not had an impact on TeamStaff's consolidated financial statements.

At June 30, 2003, TeamStaff has two stock-based employee compensation plans, which are described more fully in TeamStaff's latest annual report on Form 10-K. TeamStaff accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

                                                   3 MONTHS ENDED                    9 MONTHS ENDED
                                                       JUNE 30                          JUNE 30
                                                 2003            2002             2003             2002
                                                 ----            ----             ----             ----
Net income(loss), as reported                $(2,264,000)     $2,038,000      $(28,136,000)     $3,109,000
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects              (152,000)       (231,000)         (408,000)       (494,000)
                                             -----------      ----------      ------------      ----------
Pro forma net income(loss)                   $(2,416,000)     $1,807,000      $(28,544,000)     $2,615,000
                                             ===========      ==========      ============      ==========
Earnings (loss) per share:
   Basic & diluted-as reported                    $(0.14)          $0.13            $(1.79)          $0.19
                                             ===========      ==========      ============      ==========
   Basic & diluted-pro forma                      $(0.15)          $0.11            $(1.81)          $0.16
                                             ===========      ==========      ============      ==========

In accordance with Statement of Financial Accounting Standards No. 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 2.47% and 4.16% in fiscal year 2003 and 2002, respectively, expected option life of 4 years, and expected volatility of 73% and 72% in fiscal year 2003 and 2002, respectively.

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

In accordance with SFAS 128, the following table reconciles net income(loss) and share amounts used to calculate the basic and diluted earnings(loss) per share:

                                                            Three Months Ended June 30,     Nine Months Ended June 30,
                                                                               2002                           2002
                                                              2003          As Restated        2003        As Restated
                                                              ----          -----------        ----        -----------
Numerator:
  Net income(loss)                                         $(2,264,000)      $2,038,000   $(28,136,000)     $3,109,000
Denominator:
Weighted average number of common shares
   outstanding- basic                                       15,683,844       15,993,332     15,742,981      16,023,712
Incremental shares for assumed conversion of
stock options/warrants                                               -          208,247              -         198,241
Weighted average number of common
shares outstanding-diluted                                  15,683,844       16,201,579     15,742,981      16,221,953
                                                           -----------       ----------   ------------      ----------
Earnings(loss) per share-basic and diluted                      $(0.14)           $0.13         $(1.79)          $0.19


                                    10 of 31

Stock options and warrants outstanding at June 30, 2003 to purchase 1,112,743 shares of common stock and at June 30, 2002 to purchase 289,581 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

INCOME TAXES:

TeamStaff has recorded a $12,376,000 deferred tax asset at June 30, 2003 and $8,471,000 at September 30, 2002. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of the past four years of profitability and its ability to generate operating income in the future.

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

COMPREHENSIVE INCOME (LOSS):

TeamStaff has comprehensive losses resulting from its Supplemental Retirement Plan (SERP) (see Note 6). When the SERP obligations were measured at June 30, 2003, the amount of the Projected Benefit Obligation (PBO) exceeded the recorded SERP liability. These changes resulted in a comprehensive loss net of tax for the quarter ended June 30, 2003 of $(70,000) and a comprehensive loss for the nine months ended June 30, 2003 of $(133,000). The removal of the former Chief Financial Officer from his duties as such (see Note 5) may have caused his benefits under the SERP to become fully vested. TeamStaff has provided for this vesting in its pension accounting calculations. The former Chief Financial Officer resigned his employment effective as of July 1, 2003. As a result, TeamStaff has accounted for the former Chief Financial Officer's portion of the SERP under curtailment accounting. Additionally, TeamStaff's former President and Chief Executive Officer relinquished his responsibilities as of June 18, 2003, but remains a TeamStaff employee. The former President and Chief Executive Officer was already fully vested in his SERP benefit at the time he relinquished his responsibilities. Because it is unlikely that the former President and Chief Executive Officer will remain in TeamStaff's employ beyond September 30, 2003, TeamStaff has accounted for the former President and Chief Executive Officer's portion of the SERP under curtailment accounting. No other sources of comprehensive gains or losses occurred.

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

The Zurich program originally covered the period March 22, 2002 through March 31, 2003, inclusive. The program contained a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the program was paid on a monthly basis based on estimated payroll for the year and is subject to a policy year-end audit, which is expected to be completed prior to the end of our fiscal year end September 30, 2003. The Zurich deductible program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The letter of credit for $4,150,000 was secured through Fleet National Bank (Fleet), as

                                    11 of 31
part of TeamStaff's line of credit. In connection with the renewal of this program discussed below, Zurich released this letter of credit. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program claims experience. Claims handling services for the program is provided by a third party administrator assigned by Cedar Hill. At June 30, 2003, TeamStaff has a prepaid current asset of $1,966,000 for the premiums and the prepayments made to the trust.

On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The new program contains a large deductible feature of $500,000 for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15,650,000. The premium for the program is paid on a monthly basis based on estimated payroll for the year and is subject to a policy year-end audit. The new program is collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The new letter of credit for $3.5 million was secured through Fleet National Bank (Fleet), as part of TeamStaff's line of credit. Payments are made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. At June 30, 2003, TeamStaff has a prepaid current asset of $837,000 for the premiums and the prepayments made to the trust.

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

As part of the two-month extension, which was negotiated in January 2002, TeamStaff was required to pay $495,000, which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, TeamStaff had received a release for those periods from CNA in January 2001, when TeamStaff accepted CNA as its new insurance carrier. TeamStaff has denied CNA's claim and, to date, has received $224,000 back from the original $495,000 payment. TeamStaff believes that the remaining funds should be returned as well. Should TeamStaff be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, TeamStaff has recorded a liability on its books for the estimated claims for the two-month extension, which exceeds the $271,000 disputed amount. Accordingly, TeamStaff plans to offset this $271,000 amount from any monies potentially owed by TeamStaff to CNA. On January 27, 2003, TeamStaff filed a complaint of unfair or deceptive acts or practices in the business of insurance against CNA with the New Jersey Division of Insurance. The New Jersey Division of Insurance referred the matter to the New Jersey Compensation Rating and Inspection Bureau, which has investigated the complaint and, subsequent to June 30, 2003, proposed a fine against CNA and a refund of $240,000 in policy issuance costs to TeamStaff.

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

                                    12 of 31

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

As of June 30, 2003, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. As disclosed in our Form 10-K for the fiscal year ended September 30, 2002, TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

NON-GOODWILL RECOGNIZED INTANGIBLES:

The following is a summary of non-goodwill intangibles:

                                                                    AS OF JUNE 30, 2003
                                                                    -------------------
                                                Gross Carrying           Accumulated
                                                     Amount              Amortization              Net
                                                ---------------          ------------              ---
   Amortized intangible assets
        Software                                   $3,430,000             $1,091,000           $2,339,000
        Pension                                       729,000                729,000                    -
                                                   ----------             ----------           ----------
        Total                                      $4,159,000             $1,820,000           $2,339,000
                                                   ==========             ==========           ==========

                                                               AS OF SEPTEMBER 30, 2002
                                                               ------------------------
                                                Gross Carrying           Accumulated
                                                    Amount               Amortization              Net
                                                --------------           ------------              ---
   Amortized intangible assets
        Software                                   $2,468,000               $705,000           $1,763,000
        Pension                                       729,000                117,000              612,000
                                                   ----------               --------           ----------
        Total                                      $3,197,000               $822,000           $2,375,000
                                                   ==========               ========           ==========
    Aggregate Amortization Expense
         For 9 months ended 6/30/03                  $998,000
                                                   ==========

    Estimated Amortization Expense
         For year ended 9/30/03                                              $1,120,000
         For year ended 9/30/04                                                 546,000
         For year ended 9/30/05                                                 535,000
         For year ended 9/30/06                                                 477,000
         For year ended 9/30/07 and thereafter                                  659,000

    Indefinite life intangible assets                  As of                     As of
    (described below):                             June 30, 2003         September 30, 2002
                                                   -------------         ------------------
         Tradenames                                  $4,209,000                $4,209,000
         Wachovia Relationship                                -                 6,900,000
                                                     ----------               -----------
         Total                                       $4,209,000               $11,109,000
                                                     ==========               ===========



                                    13 of 31

GOODWILL:

                                                                         Medical
                                                       PEO               Staffing               Total
                                                       ---               --------               -----
    Balance as of September 30, 2002                  $25,462,000         $1,705,000            $27,167,000
    Adjustment to purchase price due to
    earn out obligation                                   329,000                  -                329,000
    Goodwill impairment loss                          (20,396,000)                              (20,396,000)
                                                      -----------         ----------            -----------
    Balance as of June 30, 2003                       $ 5,395,000         $1,705,000             $7,100,000
                                                      ===========         ==========            ===========

IMPAIRMENT OF GOODWILL:

Goodwill is assigned to specific reporting units and, in accordance with SFAS 142, is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount may be greater than its fair value. As of the fiscal quarter ended December 31, 2002, TeamStaff carried a total of $27,167,000 in goodwill. During the fiscal quarter ended March 31, 2003, TeamStaff determined that the carrying amount of the PEO reporting segment exceeded its fair value, which was estimated based on the present value of expected future cash inflows and the market approach which compares TeamStaff to other comparable entities. The decision to test for impairment was based on a variety of factors, including, but not limited to, the overall downturn in the nation's economy, the relatively recent substantial decrease in the number of TeamStaff PEO worksite employees, the performance of the Wachovia marketing relationship, the reduced valuations of individual PEOs by various market analysts and the associated market downgrade in the PEO industry generally. Accordingly, a goodwill impairment loss of $20,396,000, as indicated by an independent outside valuation, was recognized in the PEO reporting unit for the fiscal quarter ended March 31, 2003. No further goodwill impairment loss was recognized this fiscal quarter.

IMPAIRMENT OF WACHOVIA RELATIONSHIP INTANGIBLES:

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. As part of its acquisition of BrightLane, completed in August 2001, TeamStaff entered into a two-year, extendable marketing relationship with First Union Corporation (renamed Wachovia). The Wachovia relationship provides TeamStaff with the ability to market its PEO services to Wachovia's small business customers through Wachovia's network of small business bankers. The relationship has not produced the anticipated number of PEO clients or worksite employees. During the fiscal quarter ended March 31, 2003, TeamStaff determined that, based on estimated future cash flows, the carrying amount of the Wachovia marketing relationship, which is assigned to TeamStaff's PEO reporting segment, exceeded its fair value by $5,700,000; accordingly, an impairment loss of that amount, as indicated by an independent outside valuation, was recognized and is included in impairment of intangible assets. TeamStaff has received written notice from Wachovia terminating the current agreement effective as of October 14, 2003. Although TeamStaff believes that the relationship ultimately will be extended beyond October 14, 2003, TeamStaff does not anticipate that the extension will provide it with the ability to market its services to Wachovia's small business customers on an exclusive basis. TeamStaff has therefore written-off the full remaining value of the Wachovia relationship, $1,200,000 during the third fiscal quarter 2003.

(3) BUSINESS COMBINATIONS:

SETTLEMENT OF CORPORATE STAFFING CONCEPTS EARN OUT OBLIGATION:

Effective January 2, 2002, TeamStaff acquired the accounts and related assets of Corporate Staffing Concepts LLC, a PEO entity operating primarily in western Massachusetts and Connecticut, for $275,000 paid at closing, and stock, which would be paid in connection with an earn out in one year, based upon the number of worksite employees remaining from the accounts being acquired. On January 10, 2003, by mutual agreement, TeamStaff fully settled its earn out obligations to Corporate Staffing Concepts LLC by agreeing to pay the sum of $250,000 in cash and to issue 27,500 shares of TeamStaff Common Stock valued at $79,000, bringing the total purchase price to approximately $604,000. The additional purchase price as a result of the buyout was recorded as Goodwill.

The following unaudited pro forma information presents a summary of consolidated financial results of operations of TeamStaff and acquired companies as if the acquisition had occurred October 1, 2001, the beginning of the earliest period presented.

                                                    Three Months Ended June 30         Nine Months Ended June 30
                                                   -----------------------------     -----------------------------
                                                                       2002                               2002
                                                      2003         As Restated           2003         As Restated
                                                      ----         -----------           ----         -----------
Revenues                                          $38,478,000      $46,874,000       $118,795,000     $137,197,000


                                    14 of 31

Net Income                                         (2,264,000)       2,038,000        (28,136,000)       3,121,000
Earnings per share - basic and diluted                 $(0.14)           $0.13             $(1.79)           $0.19

(4) DEBT:

On April 9, 2002, TeamStaff entered into a revolving loan facility with Fleet National Bank (Fleet). The total outstanding loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support direct debit processing exposure. The annual interest rate is either the Fleet prime rate or LIBOR, at the discretion of TeamStaff, and is currently 4%. The facility is collateralized by substantially all of the assets of TeamStaff, including its accounts receivables. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000.

Effective March 21, 2003, the Company and Fleet agreed to a renewal of the revolving loan facility, which now expires on March 31, 2004. The terms of the facility are substantially as described above, except that the total outstanding loan amount at any one time cannot exceed the lesser of $6,000,0000 or the sum of 85% of the qualified accounts receivable less an amount reserved by Fleet. At June 30, 2003, the sole outstanding amount of the facility represented an outstanding letter of credit in the amount of $3.5 million issued with respect to TeamStaff's workers' compensation program with Zurich effective April 1, 2003 described above. TeamStaff is not in compliance with the minimum earnings before interest and taxes covenant as of June 30, 2003 due, in part, to the accrual of potential severance payment obligations related to TeamStaff's former President and Chief Executive Officer in the third fiscal quarter. Fleet Bank has granted TeamStaff a waiver for the minimum earnings before interest and taxes covenant and has amended the agreement to delete the interest rate coverage covenant and replace it with a minimum earnings before interest expense covenant for future quarters. Fleet Bank has also agreed to reduce the minimum working capital covenant from $10,000,000 to $9,750,000 for the fiscal quarter ending June 30, 2003 only.

(5)  NEW PRESIDENT AND CEO:

On June 18, 2003, T. Kent Smith was appointed TeamStaff's President and Chief Executive Officer at an initial annual base salary of $250,000. Mr. Smith was also appointed to TeamStaff's Board of Directors. Mr. Smith is eligible to receive a bonus of up to 50% of his base salary based on the achievement of revenue, income and other objectives established by the Compensation Committee of the Board of Directors. Mr. Smith also was granted an option to purchase 400,000 shares of TeamStaff common stock, one-fourth of which vested on June 18, 2003, one-fourth of which will vest one year thereafter, and the remainder of which will vest on June 18, 2005. Mr. Smith also receives four weeks annual vacation and is offered insurance benefits generally made available to other members of TeamStaff's senior management. Mr. Smith and TeamStaff currently are negotiating the specific terms of a written employment agreement that will have an anticipated expiration date of September 30, 2005.

STATUS OF FORMER CFO AND CEO:

As previously disclosed, TeamStaff relieved its Chief Financial Officer of his duties as such, and commenced a search for a new Chief Financial Officer. That search is ongoing. The former Chief Financial Officer resigned from TeamStaff effective as of July 1, 2003.

Pursuant to a May 22, 2002 severance agreement with the former Chief Financial Officer, in the event that his employment terminates for "good reason," as that term is defined in the agreement, he is provided with certain severance payments and other benefits. As a result of being relieved of his duties, the former Chief Financial Officer may have had "good reason" to terminate his employment with TeamStaff and may have claims for the severance payments and benefits provided by the severance agreement. The removal of the Chief Financial Officer from his duties also may have caused his benefits under TeamStaff's SERP to become fully vested and require that assets necessary to meet TeamStaff's premium payment obligations under the split dollar life insurance program that funds TeamStaff's SERP obligations be placed in an irrevocable grantor trust. TeamStaff has provided for full vesting in its pension accounting calculation. TeamStaff may be required to make payments into the trust totaling approximately $636,000, which is reflected as restricted cash as of June 30, 2003.

Pursuant to a May 22, 2002, severance agreement with Donald W. Kappauf, TeamStaff's former President and Chief Executive Officer, in the event he is terminated for cause, he will be entitled only to his accrued compensation, which means his base salary, reimbursement of business expenses, vacation pay and earned but unpaid bonuses to the

                                    15 of 31
date of termination. "Cause" is defined to include conviction of a felony, an intentional and continual failure to substantially perform his duties or an intentional failure to follow or perform a lawful direction of the Board of Directors. If Mr. Kappauf is terminated for disability or death, he will be entitled to his accrued compensation and certain other payments, such as the pro rata bonus amount. The pro rata bonus amount is defined as the amount equal to the greater of the most recent annual bonus amount paid or the annual bonus paid or payable for the full fiscal year ended prior to the termination, in either case pro-rated through the date of death or disability. In the event that Mr. Kappauf's employment terminates for any other reason, the agreement provides for payment of his accrued compensation, a pro rata bonus amount, a bonus amount allocated to the remainder of the term of his employment agreement, his base salary through the remainder of the term of his employment agreement, a severance payment equal to one year's base compensation, a payment equal to the cost of health and other similar benefits for a period of two years and costs associated with outplacement services.

On June 18, 2003, Donald W. Kappauf was relieved of his positions of President and Chief Executive Officer of TeamStaff. In light of the circumstances regarding the relinquishment by Mr. Kappauf of his positions, Mr. Kappauf may have reason to terminate his employment with TeamStaff for "good reason" and exercise his rights under the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities . . ..." In addition, TeamStaff may be required to contribute funds to an irrevocable trust to meet the premium obligations of the split dollar life insurance policy granted to Mr. Kappauf in connection with the SERP. TeamStaff and Mr. Kappauf have reached an agreement in principle concerning the payment of his severance payments and the creation of the trust. Under the proposed agreement, TeamStaff will pay Mr. Kappauf's severance benefits over a 48 month period and contribute, initially, two years of premiums (approximately $250,000) to the irrevocable trust, which is reflected as restricted cash as of June 30, 2003. However, there can be no assurance the agreement with Mr. Kappauf will be finalized on these or any other terms. In the event the agreement is not finalized, TeamStaff may be required to contribute $950,000 to the trust and pay the entire severance benefit in a lump sum payment.

(6) SUPPLEMENTAL RETIREMENT PLAN:

Effective October 1, 2000, TeamStaff adopted a non-qualified, Supplemental Retirement Plan (SERP) covering certain TeamStaff corporate officers. Under the terms of the SERP, a participant receives a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary on the date the participant becomes a participant. Payment of benefits commences when the participant reaches 65 years of age. The benefit under the SERP is subject to a seven-year vesting schedule (0%, 0%, 20%, 40%, 60%, 80%, 100%), based on the participant's original date of employment with TeamStaff and contingent on the participant's reaching age 55; provided, however, a participant's benefit becomes fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there is a material change in the participant's job title or responsibilities or if the participant's employment is terminated by TeamStaff for any reason other than conviction for theft or embezzlement from TeamStaff. Upon a change in control, as defined in the SERP, assets necessary to fund TeamStaff's SERP obligations are to be placed in an irrevocable grantor trust. Additionally, if a participant retires by means of total disability (as defined in the SERP), the participant's benefit becomes fully vested and benefit payments commence as of the disability retirement date. The SERP does not provide a death benefit. TeamStaff's former President and Chief Executive Officer and its former Chief Financial Officer are the only current SERP participants.

SERP participants also are provided with a split dollar life insurance policy, insuring the life of the participant until the participant reaches age 65. Under the terms of an agreement between each participant and TeamStaff, although the participant is the owner of the Policy, each participant has collaterally assigned his Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. Additionally, pursuant to the agreement, the participant's right to the Policy vests and becomes nonforfeitable in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant's 65th birthday (and in certain other circumstances provided by the agreement), TeamStaff will release the collateral assignment of the Policy provided the participant releases TeamStaff from all obligations it may have with respect to the participant (including those under the SERP). Under the agreement, TeamStaff is required to pay all Policy premium costs. However, given the uncertainty of TeamStaff's ability to continue to maintain this payment arrangement in light of certain of the provisions of the Sarbanes-Oxley Act of 2002, TeamStaff had, with the former President and Chief Executive Officer's consent, deferred paying Policy premiums on his behalf. TeamStaff paid the former President and Chief Executive Officer a bonus in the amount of Policy premiums covering the period through September 30, 2003, grossed-up to cover allocable income taxes.

(7) TREASURY STOCK AND OPTIONS:


                                    16 of 31

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1,000,000 in common stock. Since inception through June 30, 2003, we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2,430,000. These share repurchases are reflected as treasury shares in these financial statements and will eventually be retired. During the quarter ended June 30, 2003, 34,702 shares were purchased at a cost of $107,000. During the nine months ended June 30, 2003, 251,214 shares were purchased at a cost of $782,000. During the quarter ended June 30, 2003, TeamStaff granted 400,000 options at an average price of $2.42 per share, 5,427 options expired or were cancelled unexercised and no options were exercised. During the nine months ended June 30, 2003, TeamStaff granted 483,000 options at an average price of $2.58, 73,558 options expired or were cancelled unexercised, and no options were exercised. During the quarter ended June 30, 2003, no warrants were issued or exercised, and no warrants expired unexercised. During the nine months ended June 30, 2003, no warrants were issued or exercised, and 58,856 warrants expired unexercised.

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

                                    17 of 31

The following tables present the condensed financial results for the three and nine months ended June 30, 2003 and 2002 for each of TeamStaff's segments:

     FOR THE THREE MONTHS ENDED
               JUNE 30,                  PROFESSIONAL           MEDICAL           PAYROLL
                2003                   EMPLOYER SERVICES        STAFFING          SERVICES         CORPORATE       CONSOLIDATED
                ----                   -----------------        --------          --------         ---------       ------------
Revenues                                     $23,823,000       $13,566,000       $1,089,000           $     0      $38,478,000
Income/(loss) before income taxes               (724,000)        1,108,000          323,000        (3,694,000)      (2,987,000)

                 2002
             AS RESTATED
             -----------
Revenues                                     $27,477,000       $18,180,000       $1,217,000           $     0      $46,874,000
Income/(loss) before income taxes              3,357,000         2,030,000          493,000        (2,640,000)       3,240,000

      FOR THE NINE MONTHS ENDED
               JUNE 30,                    PROFESSIONAL         MEDICAL           PAYROLL
                 2003                    EMPLOYER SERVICES      STAFFING          SERVICES         CORPORATE      CONSOLIDATED
                 ----                    -----------------      --------          --------         ---------      ------------
Revenues                                     $69,308,000       $45,841,000       $3,646,000           $     0     $118,795,000
Income/(loss) before income taxes            (27,251,000)        3,424,000        1,228,000        (9,356,000)     (31,955,000)

                 2002
             AS RESTATED
             -----------
Revenues                                     $75,916,000       $56,424,000       $3,757,000           $     0     $136,097,000
Income/(loss) before income taxes              3,601,000         6,772,000        1,610,000        (7,098,000)       4,885,000


TeamStaff has no revenue derived from outside the United States.


                                    18 of 31

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

The discussion contained in this Item 2 reflects a restatement of certain components of our financial statements related to our Supplemental Retirement Plan for the quarter and nine months ended June 30, 2002, as well as a change in the revenue recognition policy. See discussion below and Note 6 in the financial statements.

REVENUE RECOGNITION

TeamStaff operates three different lines of business from which it derives substantially all of its revenue: professional employer organization (PEO), temporary staffing and payroll services.

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. TeamStaff's professional employer organization division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings are invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff has included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumes as an employer, regardless of whether it actually collects its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff has determined to change its presentation, effective as of September 30, 2002, of PEO revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff is not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both the revenue and direct costs for the quarter and nine months ended June 30, 2003 by $96,381,000 and $301,863,000, respectively, but had no effect on gross profit, operating income or net income (loss). For the quarter and nine months ended June 30, 2002, this method reduced both revenue and direct costs by $128,056,000 and $366,123,000, respectively, but had no effect on gross profit, operating income or net income
(loss). Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs do not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums. TeamStaff is in the process of amending prior year reports to reflect this change in accounting methodology.


                                    19 of 31

TeamStaff negotiates the pricing for its various services on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client's workers' compensation experience, the type of client business and the required resources to service the account, among other factors. Because the pricing is negotiated separately with each client and may vary according to circumstances, TeamStaff's revenue, and therefore its gross margin, will fluctuate based on its client mix.

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

The Zurich program originally covered the period March 22, 2002 through March 31, 2003, inclusive. The program contained a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the program was paid on a monthly basis based on estimated payroll for the year and is subject to a policy year-end audit, which is expected to be completed prior to the end of our fiscal year end September 30, 2003. The Zurich deductible program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The letter of credit for $4,150,000 was secured through Fleet National Bank (Fleet), as part of TeamStaff's line of credit. In connection with the renewal of this program discussed below, Zurich released this letter of credit. Payments were made to the trust monthly based on projected claims for the year. Interest on all


                                    20 of 31
assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program claims experience. Claims handling services for the program is provided by a third party administrator assigned by Cedar Hill. At June 30, 2003, TeamStaff has a prepaid current asset of $1,966,000 for the premiums and the prepayments made to the trust.

On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The new program contains a large deductible feature of $500,000 for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15,650,000. The premium for the program is paid on a monthly basis based on estimated payroll for the year and is subject to a policy year-end audit. The new program is collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The new letter of credit for $3.5 million was secured through Fleet National Bank (Fleet), as part of TeamStaff's line of credit. Payments are made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. At June 30, 2003, TeamStaff has a prepaid current asset of $837,000 for the premiums and the prepayments made to the trust.

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

As part of the two-month extension, which was negotiated in January 2002, TeamStaff was required to pay $495,000, which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, TeamStaff had received a release for those periods from CNA in January 2001, when TeamStaff accepted CNA as its new insurance carrier. TeamStaff has denied CNA's claim and, to date, has received $224,000 back from the original $495,000 payment. TeamStaff believes that the remaining funds should be returned as well. Should TeamStaff be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, TeamStaff has recorded a liability on its books for the estimated claims for the two-month extension, which exceeds the $271,000 disputed amount. Accordingly, TeamStaff plans to offset this $271,000 amount from any monies potentially owed by TeamStaff to CNA. On January 27, 2003, TeamStaff filed a complaint of unfair or deceptive acts or practices in the business of insurance against CNA with the New Jersey Division of Insurance. The New Jersey Division of Insurance referred the matter to the New Jersey Compensation Rating and Inspection Bureau, which has investigated the complaint and, subsequent to June 30, 2003, proposed a fine against CNA and a refund of $240,000 in policy issuance costs to TeamStaff.

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

TeamStaff's clients are billed at fixed rates, which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation, which are based upon TeamStaff's assessment of the costs of providing workers' compensation to the client. If TeamStaff's costs for workers' compensation for the

                                    21 of 31
workers' compensation policy year are greater than the costs that are included in the client's contractual rate, TeamStaff is unable to recover these excess charges from the clients. TeamStaff reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only and may do so when its workers' compensation policy is renewed or when workers' compensation rates are increased by state agencies.

As of June 30, 2003, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. As disclosed in our Form 10-K for the fiscal year ended September 30, 2002, TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

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

RESULTS OF OPERATIONS

The results below reflect a restatement of the statement of income and comprehensive income for June 30, 2002 fiscal quarter and year to date and an adjustment to TeamStaff's revenue recognition policy with respect to its PEO division. The restatement was also required in order to properly reflect certain footnote disclosures and adjustments regarding the Company's Supplemental Retirement Plan adopted effective as of October 1, 2000.

TeamStaff's revenues for the three months ended June 30, 2003 and 2002 were $38,478,000 and $46,874,000, respectively, which represents a decrease of $8,396,000, or 17.9%, over the prior year fiscal quarter. Decreased revenues in TeamStaff's Medical Staffing division accounted for approximately $4,614,000 less revenue, while our PEO division accounted for approximately $3,654,000 less revenue. TeamStaff's Medical Staffing business, TeamStaff Rx, has, on a percentage of revenue basis, been our fastest growing business segment over the last few years. However, in comparison to the third fiscal quarter 2002, revenue for this segment decreased by 25%. This decrease has partially been attributed to our closing of the division's Houston, Texas office in April 2002. This office was primarily involved in staffing per diem nurses in the local Houston market. Our Medical Staffing business places predominantly long term temporary medical personnel in assignments that average at least thirteen weeks compared to per diem staffing, which are typically staffed on an hourly or daily basis. The overhead necessary to support per diem nursing did not justify keeping this business segment in operation. In addition, due to the increased number of temporary medical staffing companies that have appeared over the last few years, our Medical Staffing business segment is facing increased competition from a number of companies. While many of these companies had traditionally concentrated in the nursing market, they have expanded their operations into markets, such as imaging personnel staffing, where TeamStaff Rx has concentrated, and which previously were substantially less competitive. Also contributing to the decrease in revenues is the recent practice among hospitals of forcing overtime to permanent staff and replacing temporary positions with permanent hires. The PEO division's reduced revenue is being affected in part by the program, begun in the second fiscal quarter of 2002, to review the profitability of all PEO clients and effect price increases where appropriate to meet a targeted level of profitability. The declining economic conditions in the United States also contributed to a reduced workforce for our clients of approximately 4,000 worksite employees.

TeamStaff's revenues for the nine months ended June 30, 2003 and 2002 were $118,795,000 and $136,097,000, respectively, which represents a decrease of $17,302,000, or 12.7%. Decreased revenues in TeamStaff's Medical Staffing division accounted for approximately $10,583,000 less revenue while our PEO division accounted for approximately $6,608,000 less revenue. The reduced Medical Staffing division and PEO revenue is for the same reasons as stated above. This loss in PEO business was somewhat offset by revenue generated by our acquisition of the assets of Corporate Staffing Concepts in January of 2002, which resulted in increased PEO division revenue of $1,100,000 for the nine months ended June 30, 2003 compared to the same period last year.

                                    22 of 31

Direct expenses were $32,162,000 for the three months ended June 30, 2003 and $35,964,000 for the comparable quarter last year, representing a decrease of $3,802,000, or 10.6%. This decrease is a direct result of the lower consolidated revenues of TeamStaff. As a percentage of revenue, direct expenses for the three months ended June 30, 2003 and 2002 were 83.6% and 76.7%, respectively. This increase, as a percentage of revenue is attributable to the settlement in 2002 of approximately four years of workers' compensation programs with one of TeamStaff's former insurance carriers resulting in a reduction of 2002 direct expenses by approximately $2.7 million. For the nine months ended June 30, 2003 and 2002, direct expenses were $100,376,000 and $109,699,000, respectively, representing a decrease of $9,323,000, or 8.5%. As a percentage of revenue, direct expenses for the nine months ended June 30, 2003 and 2002 were 84.5% and 80.6%, respectively. This increase in direct expenses as a percentage of revenue is due primarily to the 2002 expenses being reduced by a settlement of approximately four years of workers' compensation programs for reasons stated above. Additionally, direct expenses were negatively affected in the amount of $599,000, by the impact of higher state unemployment tax (SUTA) rates effective as of January 1, 2003, as well as increased workers' compensation reserves of $378,000. As poor economic conditions resulted in a reduction in workforce for certain of our PEO clients over the past few years, an increased number of worksite employee unemployment claims were filed. Since SUTA rates are based on an employer's unemployment claims experience, in those states that recognize a PEO as the employer of record for unemployment compensation purposes, our SUTA rates increased as more unemployment claims were filed.

Gross profits were $6,316,000 and $10,910,000 for the quarters ended June 30, 2003 and 2002, respectively, a decrease of $4,594,000, or 42.1%. This decrease is attributed to the reduction in our Medical Staffing and PEO business, and the fiscal year 2002 settlement of workers' compensation programs discussed above. Gross profits, as a percentage of revenue, were 16.4% and 23.3 % for the quarters ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2002 and 2003, gross profits were $18,419,000 and $26,398,000, respectively, representing a decrease of $7,979,000 or 30.2%. This decrease is attributed to the reduction in our Medical Staffing and PEO business, the fiscal year 2002 settlement of workers' compensation programs, higher state unemployment taxes and higher workers' compensation reserves.

Selling, general and administrative (SG&A) expenses for the three months ended June 30, 2003 and 2002 were $7,935,000 and $7,554,000, respectively, representing an increase of $381,000, or 5.0%. The overall increase in SG&A is primarily attributable to an accrual for potential severance agreement obligations related to TeamStaff's former President and Chief Executive Officer under his severance agreement and the SERP of $1,453,000. SG&A decreased significantly by $824,000 in the PEO division, $179,000 in the Medical Staffing division, and $165,000 for Corporate, compared to the same quarter last year. For the nine months ended June 30, 2003 and 2002, SG&A expenses were $22,408,000 and $21,291,000, respectively, representing an increase of $1,117,000, or 5.2%, primarily for the same reasons stated above, with additional severance agreement and SERP expenses for the former Chief Financial Officer recorded in the second fiscal quarter of 2003. Total Severance and SERP accruals for the former Chief Executive Office and Chief Financial Officer for the nine months ended June 30, 2003 are $2,448,000.

Intangible impairment write down for the three months ended June 30, 2003 is $1,200,000 for the remaining value of the Wachovia relationship. TeamStaff received written notice from Wachovia terminating the agreement. Goodwill impairment write down for the nine months ended June 30, 2003 is $20,396,000. Intangible impairment write down for the nine months ended June 30, 2003 is $6,900,000. The decision to test for impairment was based on a variety of factors, including, but not limited to, the overall downturn in the nation's economy, the relatively recent substantial decrease in the number of PEO worksite employees, the poor performance of the marketing agreement established at the time of the BrightLane acquisition, the reduced valuations of individual PEOs by various market analysts and the associated market downgrade in the PEO industry in general.

Depreciation and amortization for the three months ended June 30, 2003 and 2002 were $293,000 and 355,000 respectively, for a decrease of $62,000. For the nine months ended June 30, 2003 and 2002, depreciation and amortization were $952,000 and $1,017,000, respectively, for a decrease of $65,000.

Interest and other income decreased $163,000 from $299,000 in the third fiscal quarter of 2002 to $136,000 in the third fiscal quarter of 2003. For the nine months ended June 30, 2003 and 2002, interest income decreased $423,000 from $887,000 to $464,000. This decrease is primarily attributable to the reduction in late payment fees received by our Medical Staffing division due to a more competitive pricing environment, and referral fees received in the third fiscal quarter of 2002 due to the closing of the Houston Medical Staffing service office.

                                    23 of 31

Interest and other expense decreased $49,000 to $11,000 in the third fiscal quarter of 2003 from $60,000 in the third fiscal quarter of 2002. For the nine months ended June 30, 2003 and 2002, interest expense increased $90,000, from $92,000 to $182,000. The increase for the nine months was due to the amortization of deferred financing costs associated with our line of credit with Fleet, which was effective April 9, 2002 and interest costs associated with the settlement of outstanding Texas state unemployment taxes.

Income tax benefit for the three months ended June 30, 2003 was $723,000 versus income tax expense of $1,202,000 for the quarter ended June 30, 2002. Income tax benefit for the nine months ended June 30, 2003 was $3,819,000 versus income tax expense of $1,776,000 for the nine months ended June 30, 2002. These tax benefits in 2003 are a result of a write down of tax deductible components of goodwill and losses from operations.

Net loss for the quarter ended June 30, 2003 was $(2,264,000), or $(0.14) per fully diluted share, as compared to net income of $2,038,000, or $0.13 per fully diluted share, for the quarter ended June 30, 2002. This decrease is primarily due to the severance accrual recorded for the former President and Chief Executive Officer, the intangible asset write-off for the Wachovia relationship, and the fiscal year 2002 settlement of workers' compensation programs discussed above. Net loss for the nine months ended June 30, 2003 was $(28,136,000) or $(1.79) per fully diluted share, as compared to net income of $3,109,000 or $0.19 per fully diluted share for the same period last year. This decrease is predominantly due to the after tax write down of impaired goodwill and the Wachovia relationship of $(25,353,000), or $(1.61) per fully diluted share. Additional losses resulted from increased workers' compensation reserves, increased state unemployment taxes, the accrual for TeamStaff's potential obligations to its former Chief Executive Officer and Chief Financial Officer under their severance agreement and under its SERP, and the decreased performance of TeamStaff's Medical Staffing division.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities in the first nine months of fiscal 2003 was $4,250,000 compared to net cash provided of $2,576,000 in the same period of fiscal 2002. The change in cash from operations compared to last year relates to lower accounts receivable and accrued liabilities due to reduced revenue in the PEO reporting segment, increases in restricted cash to fund the SERP agreement, increases in prepaid workers' compensation cost, and lower earnings. The remaining change is due to timing of payments in this period versus the same period last year in accounts payable, accrued payroll and expenses. The timing and amounts of such payments can vary significantly based on various factors, including the day of the week on which a month ends and the existence of holidays on or immediately following a month end.

Cash used in investing activities of $1,385,000 was primarily related to costs incurred for the licensing of the ScorPEO PEO software system of $315,000,capitalized internally developed software of $447,000, software license fees of $135,000 and payment related to the earn out provisions from our purchase of the assets of Corporate Staffing Concepts LLC of $250,000.

The cash used in financing activities of $954,000 was primarily due to spending $782,000 in repurchasing 251,214 shares of TeamStaff stock in the first nine months of fiscal 2003.

As of June 30, 2003, TeamStaff had cash and cash equivalents of $5,866,000 and net accounts receivable of $19,207,000.

Management of TeamStaff believes that its existing cash will be sufficient to support cash needs for at least the next twelve months. The amount of available cash includes cash held for future payroll and other related taxes payable on a quarterly basis.

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1,000,000 in common stock. Since inception through June 30, 2003, we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2,430,000. These share repurchases are reflected as treasury shares in these financial statements and will eventually be retired. During the quarter ended June 30, 2003, 34,702 shares were purchased at a cost of $107,000. During the nine months ended June 30, 2003, 251,214 shares were purchased at a cost of $782,000.

On April 9, 2002, TeamStaff entered into a revolving loan facility with Fleet National Bank (Fleet). The total outstanding loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support direct debit processing exposure. The annual


                                    24 of 31
interest rate is either the Fleet prime rate or LIBOR, at the discretion of TeamStaff, and is currently 4.00%. The facility is collateralized by substantially all of the assets of TeamStaff, including its accounts receivables. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000.

Effective March 21, 2003, the Company and Fleet agreed to a renewal of the revolving loan facility, which now expires on March 31, 2004. The terms of the facility are substantially as described above, except that the total outstanding loan amount at any one time cannot exceed the lesser of $6,000,0000 or the sum of 85% of the qualified accounts receivable less an amount reserved by Fleet. At June 30, 2003, the sole outstanding amount of the facility represented an outstanding letter of credit in the amount of $3.5 million issued with respect to TeamStaff's workers' compensation program with Zurich effective April 1, 2003 described above. TeamStaff is not in compliance with the minimum earnings before interest and taxes covenant as of June 30, 2003 due, in part, to the accrual of potential severance payment obligations related to TeamStaff's former President and Chief Executive Officer in the third fiscal quarter. Fleet Bank has granted TeamStaff a waiver for the minimum earnings before interest and taxes covenant and has amended the agreement to delete the interest rate coverage covenant and replace it with a minimum earnings before interest expense covenant for future quarters. Fleet Bank has also agreed to reduce the minimum working capital covenant from $10,000,000 to $9,750,000 for the fiscal quarter ending June 30, 2003 only.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the quarterly period covered by this report on Form 10-Q. Based on their evaluation, our chief executive officer and controller have concluded that as of the date of their evaluation, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them.

CHANGES IN INTERNAL CONTROLS:

TeamStaff has completed the consolidation of its multiple PEO operating systems onto one, web-enabled system, ScorPEO, licensed by F.W. Davison. TeamStaff also has implemented its new financial and reporting system licensed from Lawson, effective May 2, 2003, that will ultimately be integrated with the ScorPEO system. TeamStaff expects this integration to be complete by August 31, 2003.

In accordance with Section 202 of the Sarbanes-Oxley Act of 2002 and the rules of the United States Securities and Exchange Commission promulgated thereunder, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of audit and permissible non-audit services effective as of May 6, 2003. These


                                    25 of 31
policies and procedures require that all audit and otherwise permissible non-audit services performed by TeamStaff's independent auditors be pre-approved by the Audit Committee. These policies and procedures have been shared and reviewed with TeamStaff's auditors. In compliance with the disclosure requirements of the Sarbanes-Oxley Act of 2002, we will provide additional disclosure of these policies in our Annual Report on Form 10-K.

On June 20, 2003, TeamStaff distributed a company-wide Code of Ethics and its Code of Ethics and Business Conduct and Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller to all employees. Additionally, the Codes were posted on TeamStaff's internal intranet website. In compliance with the disclosure requirements of the Sarbanes-Oxley Act of 2002, we will file other applicable codes as an exhibit to our Annual Report on Form 10-K and/or post them on our publicly available website. These Codes were adopted by TeamStaff's Board of Directors, and provide employees with a confidential method of reporting suspected Code violations.

Other than as described above, there have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the Sellers), which were acquired by the Company in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, the Company entered into a settlement agreement with the sellers. Under the settlement agreement, the sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $540,000 and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled and TeamStaff agreed to release 29,915 escrow shares to the sellers. TeamStaff retains 75,000 shares in to provide security for the seller's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment in the last fiscal year and to date for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the former owners.

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


                                    26 of 31

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders for a vote during the quarter ended June 30, 2003. The Company has scheduled its next meeting of shareholders for August 12, 2003.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

None.


                                    27 of 31

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TEAMSTAFF, INC.
                                                   (Registrant)



                                                   /s/ T. Kent Smith
                                                   --------------------
                                                   T. Kent Smith
                                                   Chief Executive Officer

                                                   /s/ Gerard A. Romano
                                                   --------------------
                                                   Gerard A. Romano
                                                   Controller

Date: August 6, 2003



                                    28 of 31