Form 10-Q/A
period 2003-06-30
TEAMSTAFF INC
filed 2003-11-06
CIK 785557

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


                                     1 of 32

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                  FORM 10-Q/A
                                  JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Balance Sheets as of
                  June 30, 2003 (Unaudited) and
                  September 30, 2002                                                         4

                  Consolidated Statements of
                  Operations and Comprehensive Income for the three months
                  ended June 30, 2003 and 2002 (Unaudited)                                   6

                  Consolidated Statements of
                  Operations and Comprehensive Income for the nine months                    7
                  ended June 30, 2003 and 2002 (Unaudited)

                  Consolidated Statements of Cash Flows for the nine months
                  ended June 30, 2003 and 2002 (Unaudited)                                   8

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                                9

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations                             20

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                26

Item 4.           Controls and Procedures                                                   26

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                         27
Item 2.           Changes in Securities and Use of Proceeds                                 28
Item 3.           Defaults Upon Senior Securities                                           28
Item 4.           Submission of Matters to a Vote of Security Holders                       28
Item 5.           Other Information                                                         28
Item 6.           Exhibits and Reports on Form 8-K                                          28
                  Signatures                                                                29
                  Exhibit 31.1                                                              30
                  Exhibit 31.2                                                              31
                  Exhibit 32.1                                                              32


                                     2 of 32

                                EXPLANATORY NOTE

This amendment on Form 10-Q/A amends TeamStaff, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2003, as initially filed with the Securities and Exchange Commission on August 6, 2003, and is being filed to reflect certain revisions to the consolidated financial statements and the discussion of the consolidated financial statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations.

This amendment provides for a correction to the calculation of revenues and direct expenses for the quarter and nine months ended June 30, 2003, related to reporting revenues net as an agent as discussed in Note 1 to the Notes to Consolidated Financial Statements. These revisions have no effect upon the previously reported gross profit or net income as reflected in the statement of operations and income and no effect upon our previously reported balance sheet. This amendment is not intended to update other information presented in this quarterly report as originally filed.



                                    3 of 32

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

                                     4 of 32

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

                                     5 of 32

                        TEAMSTAFF, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                          For the three months ended
                                                                                                   June 30,
                                                                                                                  2002
                                                                                         2003                  As Restated
                                                                                         ----                  -----------
REVENUES                                                                              $35,675,000               $46,874,000

DIRECT
EXPENSES                                                                               29,359,000                35,964,000
                                                                                      -----------                ----------
                Gross profit                                                            6,316,000                10,910,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            7,935,000                 7,554,000

INTANGIBLE IMPAIRMENT WRITE DOWN                                                        1,200,000                         -

DEPRECIATION AND AMORTIZATION                                                             293,000                   355,000
                                                                                      -----------                ----------
                Income (loss) from operations                                          (3,112,000)                3,001,000
                                                                                      -----------                ----------
OTHER INCOME (EXPENSE):
   Interest & other income                                                                136,000                   299,000
   Interest & other expense                                                               (11,000)                  (60,000)
                                                                                      -----------                ----------
                                                                                          125,000                   239,000
                                                                                      -----------                ----------
                Income (loss) before income taxes                                      (2,987,000)                3,240,000

INCOME TAX BENEFIT (EXPENSE)                                                              723,000                (1,202,000)
                                                                                      -----------                ----------
                Net income (loss)                                                      (2,264,000)                2,038,000

OTHER COMPREHENSIVE INCOME (EXPENSE):
   Minimum pension liability adjustment, net of tax                                       (70,000)                  (20,000)
                                                                                      -----------                ----------
COMPREHENSIVE INCOME (LOSS)                                                           $(2,334,000)               $2,018,000
                                                                                      ===========                ==========
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                                              $(0.14)                    $0.13
                                                                                      ===========                ==========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                                                   15,683,844                15,993,332
                                                                                      ===========                ==========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
    OUTSTANDING - DILUTED                                                              15,683,844                16,201,579
                                                                                      ===========                ==========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                     6 of 32

                        TEAMSTAFF, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                          For the nine months ended
                                                                                                  June 30,
                                                                                                                  2002
                                                                                         2003                  As Restated
                                                                                         ----                  -----------
REVENUES                                                                             $115,993,000              $136,097,000

DIRECT
EXPENSES                                                                               97,574,000               109,699,000
                                                                                     ------------              ------------
                Gross profit                                                           18,419,000                26,398,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                           22,408,000                21,291,000

GOODWILL IMPAIRMENT WRITE DOWN                                                         20,396,000                         -

INTANGIBLE IMPAIRMENT WRITE DOWN                                                        6,900,000                         -

DEPRECIATION AND AMORTIZATION                                                             952,000                 1,017,000
                                                                                     ------------              ------------
                Income (loss) from operations                                         (32,237,000)                4,090,000
                                                                                     ------------              ------------
OTHER INCOME (EXPENSE):
   Interest and other income                                                              464,000                   887,000
   Interest and other expense                                                            (182,000)                  (92,000)
                                                                                     ------------              ------------
                                                                                          282,000                   795,000
                                                                                     ------------              ------------
                Income (loss) before income taxes                                     (31,955,000)                4,885,000

INCOME TAX BENEFIT (EXPENSE)                                                            3,819,000                (1,776,000)
                                                                                     ------------              ------------
                Net income (loss)                                                     (28,136,000)                3,109,000

OTHER COMPREHENSIVE INCOME (EXPENSE):
   Minimum pension liability adjustment, net of tax                                      (133,000)                  (59,000)
                                                                                     ------------              ------------
COMPREHENSIVE INCOME (LOSS)                                                          $(28,269,000)               $3,050,000
                                                                                     ============              ============
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                                              $(1.79)                    $0.19
                                                                                     ============              ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                                                   15,742,981                16,023,712
                                                                                     ============              ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
   OUTSTANDING - DILUTED                                                               15,742,981                16,221,953
                                                                                     ============              ============

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                     7 of 32

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

                                     8 of 32

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

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. TeamStaff's professional employer organization ("PEO") division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees; and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings are invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff has included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumes as an employer, regardless of whether it actually collects its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff has changed its presentation, effective as of September 20, 2002, of PEO revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff is not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both revenue and direct costs for the quarter and nine months ended June 30, 2003 by $99,183,000 and $304,665,000, respectively, but had no effect on gross profit, operating income or net income (loss). For the quarter and nine months ended June 30, 2002, this method reduced both revenue and direct costs by $128,056,000 and $366,123,000, respectively, but had no effect on gross profit, operating income or net income (loss). Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs do not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums. All prior period financial information has been adjusted to reflect the new revenue reporting policy.

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

                                     9 of 32

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

                                    10 of 32

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


                                    11 of 32

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

The Zurich program originally covered the period March 22, 2002 through March 31, 2003, inclusive. The program contained a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the program was paid on a monthly basis based on estimated payroll for the year and is subject to a policy year-end audit, which is expected to be completed prior to the end of our fiscal year end September 30, 2003. The Zurich deductible program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The letter of credit for $4,150,000 was secured through Fleet National Bank (Fleet), as

                                    12 of 32
part of TeamStaff's line of credit. In connection with the renewal of this program discussed below, Zurich released this letter of credit. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program claims experience. Claims handling services for the program is provided by a third party administrator assigned by Cedar Hill. At June 30, 2003, TeamStaff has a prepaid current asset of $1,966,000 for the premiums and the prepayments made to the trust.

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

                                    13 of 32

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



                                    14 of 32

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

                                                    Three Months Ended June 30         Nine Months Ended June 30
                                                   -----------------------------     -----------------------------
                                                                       2002                               2002
                                                      2003         As Restated           2003         As Restated
                                                      ----         -----------           ----         -----------
Revenues                                          $35,675,000      $46,874,000       $115,993,000     $137,197,000


                                    15 of 32

Net Income                                         (2,264,000)       2,038,000        (28,136,000)       3,121,000
Earnings per share - basic and diluted                 $(0.14)           $0.13             $(1.79)           $0.19

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

Pursuant to a May 22, 2002, severance agreement with Donald W. Kappauf, TeamStaff's former President and Chief Executive Officer, in the event he is terminated for cause, he will be entitled only to his accrued compensation, which means his base salary, reimbursement of business expenses, vacation pay and earned but unpaid bonuses to the

                                    16 of 32
date of termination. "Cause" is defined to include conviction of a felony, an intentional and continual failure to substantially perform his duties or an intentional failure to follow or perform a lawful direction of the Board of Directors. If Mr. Kappauf is terminated for disability or death, he will be entitled to his accrued compensation and certain other payments, such as the pro rata bonus amount. The pro rata bonus amount is defined as the amount equal to the greater of the most recent annual bonus amount paid or the annual bonus paid or payable for the full fiscal year ended prior to the termination, in either case pro-rated through the date of death or disability. In the event that Mr. Kappauf's employment terminates for any other reason, the agreement provides for payment of his accrued compensation, a pro rata bonus amount, a bonus amount allocated to the remainder of the term of his employment agreement, his base salary through the remainder of the term of his employment agreement, a severance payment equal to one year's base compensation, a payment equal to the cost of health and other similar benefits for a period of two years and costs associated with outplacement services.

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


                                    17 of 32

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

                                    18 of 32

The following tables present the condensed financial results for the three and nine months ended June 30, 2003 and 2002 for each of TeamStaff's segments:

     FOR THE THREE MONTHS ENDED
               JUNE 30,                  PROFESSIONAL           MEDICAL           PAYROLL
                2003                   EMPLOYER SERVICES        STAFFING          SERVICES         CORPORATE       CONSOLIDATED
                ----                   -----------------        --------          --------         ---------       ------------
Revenues                                     $21,020,000       $13,566,000       $1,089,000           $     0      $35,675,000
Income/(loss) before income taxes               (724,000)        1,108,000          323,000        (3,694,000)      (2,987,000)

                 2002
             AS RESTATED
             -----------
Revenues                                     $27,477,000       $18,180,000       $1,217,000           $     0      $46,874,000
Income/(loss) before income taxes              3,357,000         2,030,000          493,000        (2,640,000)       3,240,000

      FOR THE NINE MONTHS ENDED
               JUNE 30,                    PROFESSIONAL         MEDICAL           PAYROLL
                 2003                    EMPLOYER SERVICES      STAFFING          SERVICES         CORPORATE      CONSOLIDATED
                 ----                    -----------------      --------          --------         ---------      ------------
Revenues                                     $66,506,000       $45,841,000       $3,646,000           $     0     $115,993,000
Income/(loss) before income taxes            (27,251,000)        3,424,000        1,228,000        (9,356,000)     (31,955,000)

                 2002
             AS RESTATED
             -----------
Revenues                                     $75,916,000       $56,424,000       $3,757,000           $     0     $136,097,000
Income/(loss) before income taxes              3,601,000         6,772,000        1,610,000        (7,098,000)       4,885,000


TeamStaff has no revenue derived from outside the United States.


                                    19 of 32

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

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent. TeamStaff's professional employer organization division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings are invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff has included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumes as an employer, regardless of whether it actually collects its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff has determined to change its presentation, effective as of September 30, 2002, of PEO revenues from the gross method to an approach that presents its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff is not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both the revenue and direct costs for the quarter and nine months ended June 30, 2003 by $99,183,000 and $304,665,000, respectively, but had no effect on gross profit, operating income or net income (loss). For the quarter and nine months ended June 30, 2002, this method reduced both revenue and direct costs by $128,056,000 and $366,123,000, respectively, but had no effect on gross profit, operating income or net income
(loss). Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs do not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities are comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums. TeamStaff is in the process of amending prior year reports to reflect this change in accounting methodology.


                                    20 of 32

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

The Zurich program originally covered the period March 22, 2002 through March 31, 2003, inclusive. The program contained a large deductible feature of $500,000 for each claim, with no maximum liability cap. The premium for the program was paid on a monthly basis based on estimated payroll for the year and is subject to a policy year-end audit, which is expected to be completed prior to the end of our fiscal year end September 30, 2003. The Zurich deductible program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The letter of credit for $4,150,000 was secured through Fleet National Bank (Fleet), as part of TeamStaff's line of credit. In connection with the renewal of this program discussed below, Zurich released this letter of credit. Payments were made to the trust monthly based on projected claims for the year. Interest on all


                                    21 of 32
assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program claims experience. Claims handling services for the program is provided by a third party administrator assigned by Cedar Hill. At June 30, 2003, TeamStaff has a prepaid current asset of $1,966,000 for the premiums and the prepayments made to the trust.

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

TeamStaff's clients are billed at fixed rates, which are determined when the contract is negotiated with the client. The fixed rates include charges for workers' compensation, which are based upon TeamStaff's assessment of the costs of providing workers' compensation to the client. If TeamStaff's costs for workers' compensation for the

                                    22 of 32
workers' compensation policy year are greater than the costs that are included in the client's contractual rate, TeamStaff is unable to recover these excess charges from the clients. TeamStaff reserves the right in its contracts to increase the workers' compensation charges on a prospective basis only and may do so when its workers' compensation policy is renewed or when workers' compensation rates are increased by state agencies.

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

TeamStaff's revenues for the three months ended June 30, 2003 and 2002 were $35,675,000 and $46,874,000, respectively, which represents a decrease of $11,199,000, or 23.9%, over the prior year fiscal quarter. Decreased revenues in TeamStaff's Medical Staffing division accounted for approximately $4,614,000 less revenue, while our PEO division accounted for approximately $6,457,000 less revenue. TeamStaff's Medical Staffing business, TeamStaff Rx, has, on a percentage of revenue basis, been our fastest growing business segment over the last few years. However, in comparison to the third fiscal quarter 2002, revenue for this segment decreased by 25%. This decrease has partially been attributed to our closing of the division's Houston, Texas office in April 2002. This office was primarily involved in staffing per diem nurses in the local Houston market. Our Medical Staffing business places predominantly long term temporary medical personnel in assignments that average at least thirteen weeks compared to per diem staffing, which are typically staffed on an hourly or daily basis. The overhead necessary to support per diem nursing did not justify keeping this business segment in operation. In addition, due to the increased number of temporary medical staffing companies that have appeared over the last few years, our Medical Staffing business segment is facing increased competition from a number of companies. While many of these companies had traditionally concentrated in the nursing market, they have expanded their operations into markets, such as imaging personnel staffing, where TeamStaff Rx has concentrated, and which previously were substantially less competitive. Also contributing to the decrease in revenues is the recent practice among hospitals of forcing overtime to permanent staff and replacing temporary positions with permanent hires. The PEO division's reduced revenue is being affected in part by the program, begun in the second fiscal quarter of 2002, to review the profitability of all PEO clients and effect price increases where appropriate to meet a targeted level of profitability. The declining economic conditions in the United States also contributed to a reduced workforce for our clients of approximately 4,000 worksite employees.

TeamStaff's revenues for the nine months ended June 30, 2003 and 2002 were $115,993,000 and $136,097,000, respectively, which represents a decrease of $20,104,000, or 14.8%. Decreased revenues in TeamStaff's Medical Staffing division accounted for approximately $10,583,000 less revenue while our PEO division accounted for approximately $9,410,000 less revenue. The reduced Medical Staffing division and PEO revenue is for the same reasons as stated above. This loss in PEO business was somewhat offset by revenue generated by our acquisition of the assets of Corporate Staffing Concepts in January of 2002, which resulted in increased PEO division revenue of $1,100,000 for the nine months ended June 30, 2003 compared to the same period last year.

                                    23 of 32

Direct expenses were $29,359,000 for the three months ended June 30, 2003 and $35,964,000 for the comparable quarter last year, representing a decrease of $6,605,000, or 18.4%. This decrease is a direct result of the lower consolidated revenues of TeamStaff. As a percentage of revenue, direct expenses for the three months ended June 30, 2003 and 2002 were 82.3% and 76.7%, respectively. This increase, as a percentage of revenue is attributable to the settlement in 2002 of approximately four years of workers' compensation programs with one of TeamStaff's former insurance carriers resulting in a reduction of 2002 direct expenses by approximately $2.7 million. For the nine months ended June 30, 2003 and 2002, direct expenses were $97,574,000 and $109,699,000, respectively, representing a decrease of $12,125,000, or 11.1%. As a percentage of revenue, direct expenses for the nine months ended June 30, 2003 and 2002 were 84.1% and 80.6%, respectively. This increase in direct expenses as a percentage of revenue is due primarily to the 2002 expenses being reduced by a settlement of approximately four years of workers' compensation programs for reasons stated above. Additionally, direct expenses were negatively affected in the amount of $599,000, by the impact of higher state unemployment tax (SUTA) rates effective as of January 1, 2003, as well as increased workers' compensation reserves of $378,000. As poor economic conditions resulted in a reduction in workforce for certain of our PEO clients over the past few years, an increased number of worksite employee unemployment claims were filed. Since SUTA rates are based on an employer's unemployment claims experience, in those states that recognize a PEO as the employer of record for unemployment compensation purposes, our SUTA rates increased as more unemployment claims were filed.

Gross profits were $6,316,000 and $10,910,000 for the quarters ended June 30, 2003 and 2002, respectively, a decrease of $4,594,000, or 42.1%. This decrease is attributed to the reduction in our Medical Staffing and PEO business, and the fiscal year 2002 settlement of workers' compensation programs discussed above. Gross profits, as a percentage of revenue, were 17.7% and 23.3 % for the quarters ended June 30, 2003 and 2002, respectively. For the nine months ended June 30, 2002 and 2003, gross profits were $18,419,000 and $26,398,000, respectively, representing a decrease of $7,979,000 or 30.2%. This decrease is attributed to the reduction in our Medical Staffing and PEO business, the fiscal year 2002 settlement of workers' compensation programs, higher state unemployment taxes and higher workers' compensation reserves.

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

                                    24 of 32

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

On April 9, 2002, TeamStaff entered into a revolving loan facility with Fleet National Bank (Fleet). The total outstanding loan amount cannot exceed at any one time the lesser of $7,000,000 or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support direct debit processing exposure. The annual


                                    25 of 32
interest rate is either the Fleet prime rate or LIBOR, at the discretion of TeamStaff, and is currently 4.00%. The facility is collateralized by substantially all of the assets of TeamStaff, including its accounts receivables. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10,000,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the quarterly period covered by this report on Form 10-Q/A. Based on their evaluation, our chief executive officer and controller have concluded that as of the date of their evaluation, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q/A has been made known to them.

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

In accordance with Section 202 of the Sarbanes-Oxley Act of 2002 and the rules of the United States Securities and Exchange Commission promulgated thereunder, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of audit and permissible non-audit services effective as of May 6, 2003. These


                                    26 of 32
policies and procedures require that all audit and otherwise permissible non-audit services performed by TeamStaff's independent auditors be pre-approved by the Audit Committee. These policies and procedures have been shared and reviewed with TeamStaff's auditors. In compliance with the disclosure requirements of the Sarbanes-Oxley Act of 2002, we will provide additional disclosure of these policies in our Annual Report on Form 10-K.

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


                                    27 of 32

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


                                    28 of 32

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

                                                   TEAMSTAFF, INC.
                                                   (Registrant)



                                                   /s/ T. Kent Smith
                                                   --------------------
                                                   T. Kent Smith
                                                   Chief Executive Officer

                                                   /s/ Rick J. Filippelli
                                                   --------------------
                                                   Rick J. Filippelli
                                                   Chief Financial Officer


Date: November 6, 2003



                                    29 of 32