Form 10-K
period 2003-09-30
TEAMSTAFF INC
filed 2003-12-23
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 ON 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

                            Yes [ ]          No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At the close of our second quarter, March 31, 2003, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $29,446,000 based upon the closing sales price of $3.04 for such Common Stock on March 31, 2003 as reported by NASDAQ National Market. At the close of our fiscal year, September 30, 2003, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $22,664,000 based upon the closing sales price of $2.23 for such Common Stock on said date as reported by NASDAQ National Market. On December 12, 2003 there were 15,714,229 shares outstanding of Common Stock of the Registrant.

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

As of the fiscal year ended September 30, 2003, TeamStaff provided a variety of employment related services through three business units: (1) Our TeamStaff Rx unit provides allied health professionals and nurses to doctors' offices and medical facilities throughout the United States on a temporary or permanent basis; (2) our payroll services division provides customized payroll management and tax filing services to select industries, such as construction, and (3) our professional employer organization, or PEO, division provided comprehensive human resource management and administrative services, including payroll administration and payroll tax filing, procurement and administration of employee benefit plans, procurement and administration of workers' compensation insurance, management of employment related risks, and assistance in compliance with employment-related laws and regulations. We believe our medical staffing subsidiary is one of the top providers in the niche medical imaging field, placing temporary employees for over 550 clients. Until its sale to Gevity HR, Inc., completed November 17, 2003, the PEO division provided services to over 1500 client organizations with approximately 17,000 worksite employees. The payroll processing division processes payrolls for approximately 750 clients with more than 30,000 employees.

TeamStaff's corporate headquarters is in Somerset, New Jersey and it has offices located in Clearwater, Florida, Woburn, Massachusetts, and Alpharetta, Georgia.

TeamStaff, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its executive offices at 300 Atrium Drive, Somerset, New Jersey 08873 where its telephone number is (732) 748-1700.

RECENT DEVELOPMENTS

SALE OF PEO DIVISION ASSETS TO GEVITY HR, INC.

Effective November 17, 2003, TeamStaff sold certain of the assets of the subsidiaries through which it operated its PEO business to Gevity HR, Inc. for the sum of $9.5 million in cash, $2.5 million of which has been placed in escrow. The escrowed sum will be released after 90 days from the November 17, 2003, closing, but is subject to downward adjustment based on any reduction in annualized administrative fees payable by the former TeamStaff PEO clients. Any such downward adjustment may be offset by annualized administrative fees of certain clients produced by former TeamStaff sales representatives during the 90-day period. The assets consisted primarily of client contracts, marketing agreements and internally developed software for use in reconciling certain monthly benefit provider invoices. As part of the transaction, Gevity HR, Inc. agreed, among other things, to hire certain former TeamStaff employees assigned to the PEO division and assume certain of TeamStaff's lease obligations. Further, TeamStaff agreed to a non-competition agreement which prohibits us from engaging in the PEO business for a period of five years. As a result of the transaction with Gevity HR, Inc., our internal corporate employee staff was reduced by approximately 95 persons, and our workforce staff was reduced by approximately 17,000 worksite employees.

As of September 30, 2003, TeamStaff met the criteria for reporting the pending sale of the PEO division as an asset held for sale and discontinued operations per Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), and has accounted for the discontinued operation as such within the consolidated financial statements and notes to consolidated financial statements included in this Form 10-K filing.

NEW PRESIDENT AND CHIEF EXECUTIVE OFFICER

On June 18, 2003, T. Kent Smith was appointed TeamStaff's President and Chief Executive Officer at an initial annual base salary of $250,000. Mr. Smith was also appointed to TeamStaff's Board of Directors. Effective as of June 18, 2003, TeamStaff entered into an employment agreement with Mr. Smith. The agreement expires on September 30, 2005. See "Executive Compensation: Employment Agreement" for further information.

NEW CHIEF FINANCIAL OFFICER

On September 15, 2003, Rick J. Filippelli was appointed TeamStaff's Vice President, Finance and Chief Financial Officer at an initial annual base salary of $225,000. Mr. Filippelli is eligible to receive a bonus of up to 35% of his base salary. Additionally, Mr. Filippelli was granted an option to purchase 50,000 shares of TeamStaff common stock, one half of which will vest on September 15, 2004, and the remaining one half will vest on September 15, 2005. Mr. Filippelli also receives four weeks of annual vacation and is offered welfare benefit plans, 401(k) and fringe benefits generally made available to other TeamStaff employees.

NEW PRESIDENT OF TEAMSTAFF RX

On December 12, 2003, Timothy Nieman was appointed as President of TeamStaff Rx at an initial annual base salary of $175,000. He assumed the responsibilities formerly held by Elizabeth Hoaglin. Mr. Nieman is eligible to receive a bonus of up to 40% of his base salary. Additionally, Mr. Nieman was granted an option to purchase 50,000 shares of TeamStaff common stock, one half of which will vest on December 12, 2004, and the remaining one half will vest on December 12, 2005. Mr. Nieman also receives four weeks of annual vacation and is offered welfare benefit plans, 401(k) and fringe benefits generally made available to other TeamStaff employees.


SERVICES

I. MEDICAL STAFFING SERVICES

TeamStaff provides medical staffing services through its wholly-owned subsidiary, TeamStaff Rx, Inc., which has more than 22 years of experience in placing temporary and permanent employees with specialized skills and talents to regional and national medical facilities. Temporary medical staffing enables clients to attain management and productivity goals by matching highly trained professional and technical personnel to specific staffing requirements. During the fiscal year ended September 30, 2003, this unit generated $58.1 million of revenue.

TeamStaff Rx focuses its allied health and nurse staffing services in markets where it places employees on a temporary long-term assignment or on a permanent basis. TeamStaff Rx employs radiological technologists, diagnostic sonographers, cardiovascular technologists, radiation therapists, registered nurses and other medical professionals with hospitals, clinics and therapy centers throughout the United States. Clients whose staff requirements vary depending on the level of activity at their facilities are able to secure the services of highly qualified individuals on an interim basis.

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

The current shortage in the availability of certain allied health and nursing personnel has, in management's opinion, created a strong market opportunity for TeamStaff Rx. TeamStaff believes that TeamStaff Rx is in a pivotal position to increase its market share based on its reputation and experience in the temporary medical staffing industry.

TeamStaff is implementing a new sales and marketing and product development strategy with respect to its medical staffing division. Historically, TeamStaff Rx has utilized only a telephonic sales force to generate sales. Over the upcoming fiscal year, TeamStaff Rx will be expanding its sales organization to include relationship-based inside and outside sales professionals who maintain contact with existing and prospective clients. Additionally, our recent product development efforts have focused on the introduction of our Vendor Integration Program, which represents a new business strategy for the medical staffing division. The Vendor Integration Program, or VIP, is intended to provide both large and middle-market healthcare institutions and facilities the opportunity to manage their medical staffing needs quickly and efficiently through a web-based application. The VIP centralizes a client's management of its multiple orders, vendors and locations and is intended to free the client of paperwork and time associated with obtaining, tracking and paying for temporary medical staffing personnel.

II. PAYROLL SERVICES

TeamStaff was originally established as a payroll service firm in 1969 and continues to provide payroll and tax reporting services to its clients. During the fiscal year ended September 30, 2003, this unit generated $4.7 million of revenue. Historically, the payroll division has provided these services primarily to the construction industry and currently more than 75% of TeamStaff's approximately 750 payroll service clients are in the construction industry located in the greater New York metropolitan area. TeamStaff offers most, if not all, of what other payroll services provide, including the preparation of payroll checks, direct deposit, government compliance reports, workers' compensation reports and workers' compensation audit reports as required by New York State, quarter and year end tax reports, W-2's (including federal and state magnetic media), and remote processing (via modem or internet) directly from the clients' offices, as well as certified payrolls. Tax reporting services include the impounding of tax payments, timely deposit of tax liability, filing of payroll tax returns, distribution of quarter and year-end payroll tax statements and timely response to agency inquiries.

III. PROFESSIONAL EMPLOYER ORGANIZATION (PEO)

During the fiscal year ended September 30, 2003, the PEO division generated $88.0 million of revenue. Effective November 17, 2003, TeamStaff sold certain of the assets of the subsidiaries through which it operated its PEO business to Gevity HR, Inc. When a client utilized TeamStaff's PEO services, the client administratively transferred all or essentially all of its employees to TeamStaff. TeamStaff thereby became a co-employer of the client's employees and became responsible for all human resource functions, including payroll, benefits administration, tax reporting and personnel record keeping. The client still managed the employees, determined compensation rates and assigned duties in the same fashion as any employer. The client was, however, relieved of certain reporting and tax filing requirements and other administrative tasks associated with employment.

As a PEO service provider, TeamStaff offered, among others, the following benefits to its clients' employees: comprehensive major medical plans, dental and vision coverage, life insurance, IRC Code Section 125 premium conversion plan, 401(k) retirement plan, flexible spending accounts, workers' compensation cost management and unemployment cost management.

See "Recent Developments: Sale of PEO division assets to Gevity HR, Inc." for further information.

CUSTOMERS

As of September 30, 2003, TeamStaff's customer base consisted of over 2,800 client companies, representing over 47,000 employees (including client employees who receive payroll services and are not considered TeamStaff co-employees). Due to the sale of the PEO division, TeamStaff had a significant reduction in the number of clients companies and workforce employees. Currently, TeamStaff has approximately 1300 payroll and medical staffing clients. More than 75% of the clients in the payroll services division are in the construction industry and substantially all of the customers of our TeamStaff Rx, Inc. subsidiary are engaged in the healthcare industry. No single client in any operating unit constitutes more than 5% of that unit's revenues.

SALES AND MARKETING

TeamStaff maintains payroll and medical staffing sales and marketing personnel in its Somerset, New Jersey and Clearwater, Florida locations, respectively. Our medical staffing division sales efforts have primarily been telephonic, while our payroll services division sales force travels throughout the metropolitan New York area in an effort to expand our business.

COMPETITION

The payroll services industry is characterized by intense competition. The principal competitive factors are price and service. Management believes that Automatic Data Processing, Inc. and Paychex, Inc. are major competitors. TeamStaff also competes with in-house payroll software sold by numerous companies, as well as other providers of computerized payroll services, including banks, and smaller independent companies. The increasing availability of personal computers and software packages at low cost may result in additional businesses acquiring such capabilities.

In TeamStaff's medical staffing business the primary competitors are CompHealth, Aureus Medical Group, Resources On Call, Cross Country Travcorps, Inc., AMN Healthcare Services, Inc. and Medical Staffing Network Holdings, Inc.

TeamStaff competes with these companies by offering customized products, personalized service, competitive prices and specialized personnel to satisfy a client's particular requirements. Management believes that its broad scope of services and its commitment to quality service differentiate it from its competition.

INDUSTRY/GOVERNMENT REGULATION

INTRODUCTION

TeamStaff's operations are affected by numerous federal and state laws relating to labor, tax and employment matters. As an employer, TeamStaff is subject to all federal statutes and regulations governing its employer-employee relationships. The development of additional statutes and regulations and interpretation of existing statutes and regulations with respect to the alternative staffing industry can be expected to evolve over time. TeamStaff cannot predict with certainty the nature or direction of the development of federal, state and local statutes and regulations.

FEDERAL AND STATE EMPLOYMENT TAXES

TeamStaff assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements; (ii) obligations under FICA; and, (iii) obligations under the Federal Unemployment Tax Act. Under these statutes, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

EMPLOYEE BENEFIT PLANS

TeamStaff offers various employee benefit plans to its full-time employees and temporary staffing employees. These plans include a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement, or CODA, under Code
Section 401(k)), a Section 125 plan, group health plans, dental insurance, a group life insurance plan and a group disability insurance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act.

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

Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines "employer" as "any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan." ERISA defines the term "employee" as "any individual employed by an employer." A definitive judicial interpretation of "employer" in the context of a PEO arrangement has not been established, although the Internal Revenue Service released Rev. Proc. 2002-21 on April 24, 2002, to help clarify the ability of PEOs to maintain multiple employer 401(k) plans.

IRS ISSUANCE OF REV. PROC. 2002-21

In April 2002, the IRS issued Rev. Proc. 2002-21. While Rev. Proc. 2002-21 is intended to describe the steps that may be taken to ensure the qualified status of defined contribution retirement plans maintained by PEOs for the benefit of worksite employees, there remain uncertainties regarding the operation and interpretation of that revenue procedure. Under Rev. Proc. 2002-21, if a PEO operates a multiple employer retirement plan in accordance with IRS Code Section 413(c), the IRS will not disqualify the retirement plan solely on the grounds that the plan violates or has violated the exclusive benefit rule. Rev. Proc. 2002-21 also provides that if a PEO's retirement savings plan is not operated as a multiple employer retirement savings plan, the plan risks disqualification for violation of the exclusive benefit rule unless a PEO either converts the plan to a multiple employer plan or terminates the plan by December 31, 2003 for calendar year plans. TeamStaff maintains a "frozen" retirement savings plan that is not a multiple employer plan. TeamStaff is in the process of terminating the "frozen" plan in accordance with Rev. Proc. 2002-21.

STATE REGULATION

As an employer, TeamStaff is subject to all statutes and regulations governing the employer-employee relationship. Additionally, an increasing number of states have adopted or are considering adopting licensing or registration requirements that affect TeamStaff's temporary medical staffing and permanent placement business. These license and registration requirements generally provide for an evaluation of the operator's background and integrity and periodic or ongoing monitoring of the medical staffing firm's policies and practices. TeamStaff Rx is licensed or registered for its temporary allied healthcare staffing services in the following jurisdictions: Florida, Massachusetts, North Carolina and Rhode Island and has a license application pending in the State of New Jersey. TeamStaff Rx is licensed or registered for its temporary nursing business in California, Kentucky, Maine, Minnesota, North Carolina and Washington and has a license application pending in Massachusetts. TeamStaff Rx is licensed or registered for its permanent placement business in Massachusetts and North Carolina and has a license application pending in New Jersey. We continue to review applicable statutes and regulations and prepare appropriate applications for filing.

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

TeamStaff developed a web-based remote entry system for the Payroll Services Division that was launched in August 2003. This product will allow payroll clients to enter and send payroll data via the Internet. This technology will enable us to better serve our client base as well as reduce operating costs. It should also eliminate the need to support the multiple versions of the current remote processing system installed at client locations and will provide the payroll services client base with a more efficient and flexible processing tool.

TeamStaff also implemented its new financial and reporting system licensed from Lawson, effective May 2, 2003.

EMPLOYEES

As of September 30, 2003, TeamStaff employed 245 corporate (non worksite) employees, both full-time and part-time, including executive officers, a decrease from 282 during the previous fiscal year. TeamStaff also employed approximately 17,000 worksite employees (this number excludes payroll services employees) and approximately 325 temporary employees on client assignments. TeamStaff believes its relationship with its current employees is satisfactory. None of TeamStaff's corporate employees is covered by a collective bargaining agreement.

As a result of the transaction with Gevity HR, Inc. completed on November 17, 2003, we sold our PEO related business. With the consummation of this transaction, our internal corporate workforce was reduced by approximately 95 persons. Additionally, our worksite employee staff was reduced by approximately 17,000 employees.

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

SAFE HARBOR STATEMENT

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. TeamStaff desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Report on Form 10-K involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks related to recently consummated acquisitions as well as future acquisitions, TeamStaff's ability to increase its revenues and produce net income, effects of competition and technological changes, risks related to exposure to personal injury and workers' compensation claims, risks that TeamStaff's insurers may not provide adequate coverage, risks associated with compliance with government regulations such as ERISA, state and local employment regulations, dependence upon key personnel, and TeamStaff's ability to successfully and timely implement its new business strategy for TeamStaff Rx.

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

OUR FINANCIAL CONDITION MAY BE AFFECTED BY INCREASES IN HEALTH CARE AND WORKERS' COMPENSATION INSURANCE COSTS.

Health care insurance premiums and workers' compensation insurance coverage comprise a significant part of our temporary medical staffing operating expenses. Accordingly, we use managed care procedures in an attempt to control these costs. Changes in health care and workers' compensation laws or regulations may result in an increase in our costs and we may not be able to immediately incorporate such increases into the fees charged to clients because of our existing contractual arrangements with clients. As a result, any such increases in these costs could have a material adverse effect on our financial condition, results of operations and liquidity.

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

OUR PAYROLL BUSINESS MAY BE ADVERSELY AFFECTED IF THERE IS AN ECONOMIC DOWNTURN IN THE CONSTRUCTION BUSINESS.

Although we have expanded our services to a number of industries, our payroll service business continues to rely to a material extent on the construction industry in the greater New York metropolitan area. During the last fiscal year, construction related business accounted for more than 75% of our payroll service business' total customers. Accordingly, if there is a slowdown in construction activities in this area, it will affect our revenues and profitability. Management believes its reliance on the construction business will continue to decline as its customer base expands and becomes more diversified.

OUR MEDICAL STAFFING BUSINESS MAY BE ADVERSELY AFFECTED IF THERE IS AN ECONOMIC DOWNTURN IN THE HEALTHCARE INDUSTRY.

Our medical staffing business is concentrated entirely in the healthcare industry. The economic downturn in the last two years has caused a reduction in our clients' utilization of our services. Any continued economic weakness generally or in the healthcare industry specifically could have an adverse impact on our results of operations.

OUR BUSINESS MAY BE ADVERSELY AFFECTED DUE TO ECONOMIC CONDITIONS IN SPECIFIC GEOGRAPHIC MARKETS.

A significant portion of our revenues are derived from California and North Carolina with respect to our temporary medical staffing division, and the metropolitan New York City area with respect to our payroll services division. While we believe that our market diversification will eventually lessen this risk in addition to generating significant revenue growth, we may not be able to duplicate in other markets the revenue growth and operating results experienced in our California, North Carolina and metropolitan New York City area markets.

IF UNFAVORABLE GOVERNMENT REGULATIONS REGARDING TEMPORARY AND PERMANENT STAFFING ARE IMPLEMENTED, OR IF CURRENT REGULATIONS ARE CHANGED, OUR BUSINESS COULD BE HARMED.

Because many of the laws related to the employment relationship were enacted prior to the development of alternative staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Our operations are affected by numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters. Many states require licensure or registration of entities providing temporary health care or nursing services as well as those offering permanent placement services. There can be no assurance that we will be able to comply with any such regulations, which may be imposed upon us now or in the future, and our inability to comply with any such regulations could have a material adverse effect on our results of operations and financial condition. In addition, there can be no assurance that existing laws and regulations which are not currently applicable to us will not be interpreted more broadly in the future to apply to our existing activities or that new laws and regulations will not be enacted with respect to our activities. Either of these changes could have a material adverse effect on our business, financial condition, results of operations and liquidity.

WE MAY NOT BE ABLE TO OBTAIN ALL OF THE LICENSES AND CERTIFICATIONS THAT WE NEED TO OPERATE.

State authorities extensively regulate the temporary medical staffing and permanent placement industry and some states require us to satisfy operating, licensing or certification requirements. If we are unable to obtain or maintain all of the required licenses or certifications that we need, we could experience material adverse effects to our results of operations, financial condition and liquidity.

HEALTH CARE REFORM COULD IMPOSE UNEXPECTED BURDENS ON OUR ABILITY TO CONDUCT OUR BUSINESS.

Regulation in the health care field continues to evolve, and we cannot predict what additional government regulations affecting our business may be adopted in the future. Changes in any of these laws or regulations may adversely impact the demand for our services, require that we develop new or modified services to meet the demands of the marketplace, or require that we modify the fees that we charge for our services. Any such changes may adversely impact our competitiveness and financial condition.

WE BEAR THE RISK OF NONPAYMENT FROM OUR CLIENTS AND THE POSSIBLE EFFECTS OF BANKRUPTCY FILINGS BY CLIENTS.

To the extent that any client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected. For work performed prior to the termination of a client agreement, we may be obligated, as an employer, to pay the gross salaries and wages of our temporary medical employees and the related employment taxes and workers' compensation costs, whether or not our client pays us on a timely basis, or at all. A significant increase in our uncollected account receivables may have a material adverse effect on our earnings and financial condition.

WE MAY BE HELD LIABLE FOR THE ACTIONS OF OUR TEMPORARY EMPLOYEES AND THEREFORE INCUR UNFORESEEN LIABILITIES.

A number of legal issues with respect to the employment arrangements among temporary staffing firms, their clients and temporary employees remain unresolved. These issues include who bears the ultimate liability for violations of employment and discrimination laws. As a result of our employer status, we may be liable for violations of these or other laws despite contractual protections. While our client service agreements generally provide that the client is to indemnify us for any liability caused by the client's failure to comply with its contractual obligations and the requirements imposed by law, we may not be able to collect on such a contractual indemnification claim and may then be responsible for satisfying such liabilities. In addition, temporary employees may be deemed to be our agents, which could make us liable for their actions.

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

IF WE WERE NOT ABLE TO RENEW ALL OF THE INSURANCE PLANS THAT COVER TEMPORARY HEALTHCARE EMPLOYEES, OUR BUSINESS WOULD BE ADVERSELY IMPACTED.

The maintenance of health and workers' compensation insurance plans that cover our temporary healthcare employees is a significant part of our business. If we were unable to secure renewal of contracts for such plans, our business would be adversely affected. The current health and workers' compensation contracts are provided by vendors with whom we have an established relationship and on terms that we believe to be favorable. While we believe that renewal contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.

OUR BUSINESS WILL SUFFER IF OUR SERVICES ARE NOT COMPETITIVE.

Both the payroll and temporary employee placement industries are characterized by vigorous competition. Since we compete with numerous entities that have greater resources than us in each of our business lines, our business will suffer if we are not competitive with respect to each of the services we provide. We believe that our major competitors with respect to payroll and tax services are Automatic Data Processing, Inc., Ceridian Corp. and Paychex, Inc. Our major competitors with respect to temporary medical staffing resources are CompHealth, Aureus Medical Group, Resources on Call, Cross Country Travcorps, Inc., AMN Healthcare Services, Inc. and Medical Staffing Network Holdings, Inc. These companies may have greater financial and marketing resources than we. We also compete with manual payroll systems and computerized payroll services provided by banks, and smaller independent companies.

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

ITEM 2. PROPERTIES

OPERATION AND FACILITIES

TeamStaff maintained client payroll processing centers in Somerset, New Jersey; Houston, Texas; Northampton, Massachusetts; and Clearwater and Boca Raton, Florida. At the end of September 2003, PEO division payroll administration was consolidated and centralized to the Clearwater, Florida office. TeamStaff also had sales service centers that are located in New York, New York; Somerset, New Jersey; Clearwater and Boca Raton Florida; Alpharetta, Georgia; Houston, Texas; and Woburn and Northampton, Massachusetts. A sales service center was an office used primarily or partially for sales efforts and client services.

TeamStaff leases its 19,883 square foot corporate headquarters in Somerset, New Jersey, as well as offices in Clearwater and Boca Raton, Florida; Alpharetta, Georgia; Houston, Texas; New York City; and Woburn and Northampton, Massachusetts. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2003, TeamStaff's total lease expenses were $1.9 million.

The following is summary information on TeamStaff's facilities:

                                                     APPROXIMATE             EXPIRATION
LOCATION                                             SQUARE FEET                DATE                   TERMS
--------                                             -----------                ----                   -----
2 Northpoint Drive****                                   4,610                 7/31/04           $7,299 per month
Suite 760
Houston, TX

1901 Ulmerton Road                                      32,402                 5/31/05           $61,109 per month
Suite 800/450
Clearwater, FL

Corporate Headquarters                                  15,244                 9/30/07           $26,677 per month
300 Atrium Drive
Somerset, NJ

Corporate Headquarters*                                  4,639                 5/30/04           $5,000 per month
300 Atrium Drive
Somerset, NJ

245 Fifth Avenue, Suite 701****                          3,560                 7/31/06           $12,652 per month
New York, NY

2650 N. Military Trail**                                10,823                 7/31/07           $12,216 per month
Suite 300
Boca Raton, FL 33431

800 West Cummings Park                                   1,900                 9/14/05           $4,992 per month
Suite 1500
Woburn, MA

3650 Mansell Road                                       11,848                11/15/04           $22,969 per month
Suite 200
Alpharetta, GA

136 West Street***                                       3,148                 9/30/05           $3,798 per month
Northampton, MA

*As part of the transaction with Gevity HR, Inc., Gevity has agreed to reimburse TeamStaff for the lease and operating costs of this office space through the expiration of the lease term.

**As part of the transaction with Gevity HR, Inc., Gevity has agreed to sublease this office space for a six-month period commencing on December 1, 2003.

***As part of the transaction with Gevity HR, Inc., Gevity has agreed to assume the lease for this office space.

****As a result of the sale of the PEO division, the company will no longer utilize the facilities at these locations, but continues to have a financial obligation for the term of the lease.

ITEM 3. LEGAL PROCEEDINGS

In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the Sellers), which were acquired by TeamStaff in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, TeamStaff entered into a settlement agreement with the Sellers. Under the settlement agreement, the Sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $0.5 million and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled and TeamStaff agreed to release 29,915 escrow shares to the Sellers. TeamStaff retains 75,000 shares in escrow to provide security for the Seller's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment in the last fiscal year for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the Sellers.

TeamStaff's subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. TeamStaff and BrightLane intend to defend themselves vigorously in this matter and believes that they have meritorious and valid defenses to plaintiff's claims. In addition, the former shareholders of BrightLane have placed approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $0.3 million threshold. Some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10/share. It is possible that an award in favor of Atomic Fusion would result in monetary damages against TeamStaff, which could not be recovered under the indemnification provisions because cancellation of the shares in escrow is the sole method of satisfying these indemnification obligations. On November 20, 2003, the Fulton County Superior Court (to which the action was transferred) awarded summary judgment in BrightLane's favor on all counts of Atomic Fusion's complaint except for a beach of contract claim. We intend to continue our defense in the matter.

As a commercial enterprise and employer and with respect to its employment-related businesses in particular, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, workers' compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its former PEO clients for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, TeamStaff may be subject to liability.

TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff's financial conditions or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On August 12, 2003, TeamStaff held its Annual Meeting of Shareholders. The only matters before the shareholders was the election of two persons as Class I directors for a term of three years. The persons nominated for election were T. Stephen Johnson and Ben J. Dyer. The record date for persons eligible to vote was June 16, 2003 and as of that date there were 15,676,172 shares of common stock issued and outstanding. Voting of the shares of common stock was on a noncumulative basis.

Both nominees were elected to the Board of Directors. The results of the vote were:

                                                   Withheld
                                                  Authority     Votes Cast
    Nominees               Votes Cast For          to Vote       Against
    --------               --------------          -------       -------
T. Stephen Johnson           12,494,745             210,537         0
Ben J. Dyer                  12,494,315             210,967         0

PART II

ITEM 5. MARKET OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. PRINCIPAL MARKET

TeamStaff's Common Stock is traded in the over-the-counter market and included in the National Market System of the National Association of Securities Dealers, Inc. ("NASDAQ") under the symbol "TSTF." TeamStaff started trading on the National Market in June 2001. Prior to that date, TeamStaff was trading on the SmallCap market system.

B. MARKET INFORMATION

The range of high and low sales prices for TeamStaff's Common Stock for the periods indicated below are:

COMMON STOCK

FISCAL YEAR 2001                HIGH                    LOW
----------------                ----                    ---
  1st Quarter                  $6.12                   $2.41
  2nd Quarter                   6.19                    4.50
  3rd Quarter                   8.69                    4.59
  4th Quarter                  10.34                    5.75

FISCAL YEAR 2002                HIGH                    LOW
----------------                ----                    ---
  1st Quarter                   7.49                    5.16
  2nd Quarter                   6.35                    3.88
  3rd Quarter                   6.85                    4.60
  4th Quarter                   7.64                    2.66

FISCAL YEAR 2003                HIGH                    LOW
----------------                ----                    ---
  1st Quarter                   4.05                    2.47
  2nd Quarter                   3.62                    2.48
  3rd Quarter                   3.09                    2.00
  4th Quarter                   2.70                    2.01

The above quotations, reported by NASDAQ, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On December 12, 2003, TeamStaff's Common Stock had a closing price of $2.08 per share.

C. DIVIDENDS

TeamStaff has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

D. APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

Effective August 31, 2001, TeamStaff acquired all of the capital stock of BrightLane. As contemplated under the agreements governing the transaction, TeamStaff agreed to issue 8,216,522 shares of its Common Stock in exchange for all of the outstanding capital stock of BrightLane. The issuance of 8,216,522 shares includes the issuance of 158,000 shares into escrow to provide for potential indemnification to TeamStaff for claims against Brightlane covered by the acquisition agreements and is before deduction for fractional shares, which were paid in cash. As of December 12, 2003, not all of the BrightLane shareholders had submitted their capital stock for exchange.

As of December 12, 2003, there were 15,714,229 shares outstanding held of record by 298 persons. TeamStaff believes it has approximately 2,500 beneficial owners of its common stock.

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

Options are no longer being issued under the 1990 Employee Stock Option Plan, the 1990 Non-Executive Director Option Plan or the 1990 Senior Management Plan and no options were issued under these plans during the fiscal years ended September 30, 2003 or 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                           NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                                                                          FUTURE ISSUANCES UNDER
                                NUMBER OF SECURITIES TO BE       WEIGHED AVERAGE            EQUITY COMPENSATION
                                 ISSUED UPON EXERCISE OF        EXERCISE PRICE OF             PLANS (EXCLUDING
                                   OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,       SECURITIES REFLECTED IN
      PLAN CATEGORY                WARRANTS AND RIGHTS         WARRANTS AND RIGHTS               COLUMN (a))
      -------------                -------------------         -------------------               -----------
Equity Compensation Plans              1,506,900*                     $4.60                        501,286
Approved by Security Holders

Equity Compensation Plans Not
Approved by Security Holders                   0                          0                              0

*Subsequent to September 30, 2003 TeamStaff granted options to purchase 50,000 shares of common stock to the new TeamStaff RX President Timothy Nieman which is reflected above.

ITEM 6. SELECTED FINANCIAL DATA
        (AMOUNTS IN THOUSANDS)

                                                               2002
                                                  2003     As Restated         2001           2000           1999
                                                  ----     ---------------   --------       --------       --------
Revenues                                        $ 62,805       $ 79,820      $ 69,054       $ 46,557       $ 40,033

Direct expenses                                   50,615         63,796        54,730         37,145         30,574

Gross profit                                      12,190         16,024        14,324          9,412          9,459

Selling, general & administrative
expenses (includes depreciation
and amortization)                                 15,095         12,283         9,812          6,866          6,891

(Loss) income from continuing operations          (2,905)         3,741         4,512          2,546          2,568

(Loss) income before extraordinary item
and discontinued operations                       (1,594)         2,974         2,955          1,680          1,834

Extraordinary item net of tax                          0              0          (354)             0              0

Discontinued operations net of tax               (27,291)           101        (1,251)          (729)           (58)

(Loss) net income                              ($ 28,885)      $  3,075      $  1,350       $    951       $  1,776

Earnings per share - Basic
(Loss) income from continuing operations           (0.10)      $   0.18      $   0.34       $   0.21       $   0.26
Extraordinary item                                     -              -         (0.04)             -              -
(Loss) income from discontinued operations         (1.74)          0.01         (0.14)         (0.09)         (0.01)
Net income                                         (1.84)      $   0.19      $   0.16       $   0.12       $   0.25

Earnings per share - Diluted
(Loss) income from continuing operations           (0.10)      $   0.18      $   0.33       $   0.21       $   0.26
Extraordinary item                                     -              -         (0.04)             -              -
(Loss) income from discontinued operations         (1.74)          0.01         (0.14)         (0.09)         (0.01)
Net income                                         (1.84)      $   0.19      $   0.15       $   0.12       $   0.25

Weighted average shares outstanding:
    Basic                                         15,732         16,014         8,693          7,954          7,128
    Diluted                                       15,732         16,183         8,907          7,991          7,145

BALANCE SHEET DATA:

Assets from continuing operations                 38,168         42,540        42,636         21,775         17,827
Assets held for sale                              22,449         51,426        49,224         27,739         18,555
Total Assets                                      60,617         93,966        91,860         49,514         36,382

Long-term liabilities                              1,818          1,418         1,197          6,222          4,502

Liabilities from continuing operations             9,123         10,883        11,406         15,248          9,926
Liabilities held for sale                         16,384         18,344        19,311         16,207          9,491
Liabilities                                       25,507         29,227        30,717         31,455         19,417

Working capital from continuing operations         8,305         17,938        14,636          5,199          4,461

Shareholders' equity                            $ 35,110       $ 64,739      $ 61,143       $ 18,059       $ 16,965

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

REVENUE RECOGNITION AND CHANGE IN POLICY

As of September 30, 2003, TeamStaff operated three different lines of business from which it derived substantially all of its revenue: temporary staffing, payroll services, and professional employer organization (PEO).

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

In connection with its discontinued operation, TeamStaff's professional employer organization division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees; and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings were invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff had included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumed as an employer, regardless of whether it actually collected its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff changed its presentation of PEO revenues from the gross method to an approach that presented its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff was not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both the revenue and direct costs for fiscal years ended September 30, 2003, 2002 and 2001 by $409.0 million, $485.1 million and $483.8 million, respectively, but had no effect on gross profit, operating income or net income (loss). The above amounts have now been reflected as part of income (loss) from discontinued operations in the consolidated financial statements. Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs did not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities were comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums. See "Recent Developments: Sale of PEO division assets to Gevity HR, Inc." for further information.

TeamStaff negotiated the pricing for its various services on a client-by-client basis based on factors such as market conditions, client needs and services requested, the client's workers' compensation experience, the type of client business and the required resources to service the account, among other factors. Because the pricing was negotiated separately with each client and vary according to circumstances, TeamStaff's revenue, and therefore its gross margin, fluctuated based on its client mix.

Direct costs of services are reflected in TeamStaff's Statement of Operations as "direct expenses" and are reflective of the type of revenue being generated. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses. Payroll services' direct costs includes salaries and supplies associated with the processing of the payroll service.

GOODWILL AND INTANGIBLE ASSETS

Beginning October 1, 2001, with the adoption of accounting standard (SFAS 142), TeamStaff no longer amortizes goodwill or indefinite life intangible assets, but continues to amortize software at its expected useful life. TeamStaff continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value.

WORKERS' COMPENSATION

As of the fiscal year ended September 30, 2003, TeamStaff's insurance provider is Zurich American Insurance Company (Zurich). The program is managed by Cedar Hill Insurance Agency, Inc. (Cedar Hill), whose duties include underwriting analysis of potential and current clients, loss control services, and other program management services. In addition, TeamStaff's workers' compensation insurance broker, The Hobbs Group, provides claims oversight and also provided certain underwriting and claims management services. This policy covers TeamStaff's corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation coverage to non-employees.

The Zurich program originally covered the period March 22, 2002 through March 31, 2003, inclusive. The program contained a large deductible feature of $0.5 million for each claim, with no maximum liability cap. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year end audit, which was completed prior to the end of our fiscal year end September 30, 2003. The Zurich deductible program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The letter of credit for $4.2 million was secured through Fleet, as part of TeamStaff's line of credit. In connection with the renewal of this program discussed below, Zurich released this letter of credit. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program claims experience. Claims handling services for the program is provided by a third party administrator assigned by Cedar Hill. At September 30, 2003, TeamStaff has a prepaid current asset of $1.5 million for the premiums and the prepayments made to the trust.

On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. (See Note 3 to the consolidated financial statements) The renewal program contains a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program is paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The new program is collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The new letter of credit for $3.5 million was secured through Fleet, as part of TeamStaff's line of credit. Payments are made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. At September 30, 2003, TeamStaff has a prepaid current asset of $2.1 million for the premiums and the prepayments made to the trust.

In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested a pro rata cancellation of this policy effective as of November 17, 2003. TeamStaff entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees. The program is managed by Cedar Hill and claims handling services for the program are provided by GAB Robins. This program is a fully-insured, guaranteed cost program that contains no deductible or retention feature. This new policy will terminate effective April 1, 2004.

TeamStaff's primary workers' compensation insurance provider from January 22, 2001 through March 21, 2002, was Continental Assurance (CNA). This policy covered its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments.

The CNA policy originally covered the period from January 22, 2001 through January 21, 2002, but was extended to March 21, 2002. It was a large deductible program ($250,000 for each claim) with a maximum liability cap. The premium for the policy was paid monthly based upon estimated payroll for the year and is subject to a year-end audit by the provider. TeamStaff also maintained a separate policy insuring a portion of the maximum deductible cap, which it may be required to pay if claims exceed a determined number. The policy, including the extension, insures payment of the maximum cap in excess of the first $2.1 million, which TeamStaff pays, up to $8.7 million. Once the $8.7 million is exceeded, TeamStaff pays 89.5% of paid claims up to $12.1 million. If the claims and fixed costs under the policy are less than the amounts TeamStaff paid, plus investment returns thereon, the insurer is contractually obligated to refund the difference to TeamStaff.

As part of the two-month extension, which was negotiated in January 2002, TeamStaff was required to pay $0.5 million, which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, TeamStaff had received a release for those periods from CNA in January 2001, when TeamStaff accepted CNA as its new insurance carrier. TeamStaff has denied CNA's claim and, to date, has received $0.2 million back from the original $0.5 million payment. TeamStaff believes that the remaining funds should be returned as well. Should TeamStaff be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, TeamStaff has recorded a liability on its books for the estimated claims for the two-month extension, which exceeds the $0.3 million disputed amount. Accordingly, TeamStaff plans to offset this $0.3 million amount from any monies potentially owed by TeamStaff to CNA. On January 27, 2003, TeamStaff filed a complaint of unfair or deceptive acts or practices in the business of insurance against CNA with the New Jersey Division of Insurance. The New Jersey Division of Insurance referred the matter to the New Jersey Compensation Rating and Inspection Bureau, which has investigated the complaint and proposed a fine against CNA and a refund of $0.2 million in policy issuance costs to TeamStaff. TeamStaff and CNA are attempting to resolve these matters amicably.

Prior to its reclassification as discontinued operations, TeamStaff recorded in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed claims plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by TeamStaff's insurers, internal analysis and its insurance broker. TeamStaff's internal analysis includes a quarterly review of open claims and a review of historical claims related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate claims, future adjustments may be necessary based on actual claims incurred during the policy period. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments as well as the interest earned on TeamStaff's prepayments, TeamStaff also relies on actuarial tables to estimate its ultimate expense.

As of September 30, 2003, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. As disclosed in our Form 10-K for the fiscal year ended September 30, 2002, TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

EMPLOYEE PENSION PLAN

Effective October 1, 2000, TeamStaff adopted a non-qualified, supplemental executive retirement plan. As of September 30, 2003, only two former officers were covered under the SERP plan. TeamStaff records annual amounts relating to this plan in accordance with calculations which include various actuarial assumptions, such as discount rates and assumed rates of return. TeamStaff reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so.

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

During fiscal 2003, two events were recognized as curtailments under SFAS No.
88. Donald Kelly was relieved of his duties as Chief Financial Officer. A curtailment charge related to this event of $254,000 was recognized during the second quarter. Donald Kappauf relinquished his positions as President and Chief

Executive Officer. A curtailment charge related to this event of $445,000 was taken during the third quarter. TeamStaff is not aware of any other events that might constitute settlement or curtailment under SFAS No. 88.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

TeamStaff maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff's customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff's accounts receivable balances could grow and TeamStaff could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

In connection with its discontinued operation, TeamStaff believed that the success of its PEO business was heavily dependent on its ability to collect these service fees for several reasons, including (i) the large volume and dollar amount of transactions processed by TeamStaff, (ii) the periodic and recurring nature of payroll, upon which the service fees were based, and (iii) the fact that TeamStaff was at risk for the payment of its direct costs regardless of whether its clients paid their service fees. To mitigate this risk, TeamStaff established very tight credit policies. TeamStaff generally required its clients to pay their service fees no later than one day prior to the applicable payroll date. In addition, TeamStaff maintained the right to terminate its Client Service Agreement and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client's financial position or upon nonpayment by a client. As a result of these efforts, the outstanding balance of accounts receivable and subsequent losses related to customer nonpayment had historically been very low as a percentage of revenues.

FISCAL YEAR 2003 AS COMPARED TO FISCAL YEAR 2002-CONTINUING OPERATIONS

TeamStaff's revenues for the fiscal years ended September 30, 2003 and 2002 were $62.8 million and $79.8 million, respectively, which represents a decrease of $17.0 million, or 21.3%, over the prior year fiscal year. Decreased revenues in TeamStaff's Medical Staffing division accounted for approximately $16.7 million less revenue. This decrease has partially been attributed to our closing of the division's Houston, Texas office in April 2002. This office was primarily involved in staffing per diem nurses in the local Houston market. Our Medical Staffing business places predominantly long term temporary medical personnel in assignments that average at least thirteen weeks compared to per diem staffing, which are typically staffed on an hourly or daily basis. The overhead necessary to support per diem nursing did not justify keeping this location in operation. In addition, due to the increased number of temporary medical staffing companies that have appeared over the last few years, our Medical Staffing business segment is facing increased competition from a number of companies. While many of these companies had traditionally concentrated in the nursing market, they have expanded their operations into markets, such as imaging personnel staffing, where TeamStaff Rx has concentrated, and which previously were substantially less competitive. Also contributing to the decrease in revenues is the recent practice among hospitals of forcing overtime to permanent staff and replacing temporary positions with permanent hires. Longer term, we believe the demand for temporary medical personnel will increase, driven, in part, by an aging population and an improving economy.

Direct expenses were $50.6 million for the fiscal year ended September 30, 2003 and $63.8 million for last year, representing a decrease of $13.2 million, or
20.7 %. This decrease is a direct result of the lower consolidated revenues. As a percentage of revenue, direct expenses for the fiscal years ended September 30, 2003 and 2002 were 80.6% and 79.9%, respectively.

Gross profits were $12.2 million and $16.0 million for the fiscal years ended September 30, 2003 and 2002, respectively, a decrease of $3.8 million, or 23.9%. This decrease is attributed to the reduction in our Medical Staffing revenue. Gross profits, as a percentage of revenue, were 19.4% and 20.1% for the fiscal years ended September 30, 2003 and 2002, respectively

Selling, general and administrative (SG&A) expenses for the fiscal years ended September 30, 2003 and 2002 were $14.8 million and $12.1 million respectively, representing an increase of $2.7 million or 22.2%. The overall increase in SG&A is primarily attributable to an accrual for severance agreement obligations related to TeamStaff's former President and Chief Executive Officer and former Chief Financial Officer under their severance agreements and the SERP of $2.6 million.

Depreciation and amortization for the fiscal years ended September 30, 2003 and 2002 were $0.3 million and $0.2 million respectively.

Interest and other income was $0.6 million and $1.1 million for the fiscal years ended September 30, 2003 and 2002, respectively, a decrease of $0.5 million. This decrease is primarily attributable to the reduction in late payment fees received by our Medical Staffing division due to a more competitive pricing environment, and referral fees received in fiscal 2002 due to the closing of the Houston Medical Staffing service office.

Interest and other expense was $0.2 million for the fiscal years ended September 30, 2003 and 2002

Income tax benefit from continuing operations for the fiscal year ended September 30, 2003 was $0.9 million versus income tax expense of $1.7 million for the fiscal ended September 30, 2002. These tax benefits in 2003 are a result of losses from operations.

Loss from continuing operations for the fiscal year ended September 30, 2003 was $1.6 million or $.10 per fully diluted share, as compared to income from continuing operations of $3.0 million or $0.18 per fully diluted share for the same period last year. This decrease is due to the decreased performance of TeamStaff's Medical Staffing division and the accrual for TeamStaff's potential obligations to its former Chief Executive Officer and Chief Financial Officer under their severance agreement and under its SERP.

Losses from discontinued operations net of tax for the fiscal year ended September 30, 2003 was $27.3 million compared to income from discontinued operations net of tax of $0.1 million for the same period last year. This decrease is predominantly due to the after-tax write down of impaired goodwill and the intangibles related to the Wachovia relationship of $25.4 million. See "Recent Developments: Sale of PEO division assets to Gevity HR, Inc." for further information.

Net loss for the fiscal year ended September 30, 2003 was $28.9 million or $1.84 per fully diluted share, as compared to net income of $3.1 million or $0.19 per fully diluted share for the same period last year.

FISCAL YEAR 2002 AS COMPARED TO FISCAL YEAR 2001 AS RESTATED-CONTINUING
OPERATIONS

The results below reflect a restatement of the balance sheet and statement of income for the September 30, 2001 fiscal year end. As discussed in Note 13 of the financial statements included in this Form 10-K, the restatement has been required in order to properly reflect certain footnote disclosures and adjustments regarding the Company's supplemental executive retirement plan adopted on October 1, 2000.

TeamStaff's revenues for the fiscal years ended September 30, 2002 and 2001 were $79.8 million and $69.1 million respectively, which represents an increase of $10.7 million or 15.6%. Our Medical Staffing business continued its strong growth, growing $10.4 million, or 16.2%, over fiscal year 2001

Direct expenses were $63.8 million for the fiscal year ended September 30, 2002 and $54.7 million for the comparable period of fiscal year 2001, representing an increase of $9.1 million or 16.6%. This increase was attributable to the revenue growth in our Medical Staffing business. As a percentage of revenue, direct expenses for 2002 and 2001 were 79.9% and 79.3%, respectively.

Gross profit was $16.0 million and $14.3 million for the fiscal years ended September 30, 2002 and 2001, respectively, representing an increase of $1.7 million or 11.9%. Gross profit, as a percentage of revenue, was 20.1% and 20.7% for the fiscal years ended September 30, 2002 and 2001, respectively.

Selling, general and administrative (SG&A) expenses for the fiscal years ended September 30, 2002 and 2001 were $12.1 million and $9.4 million, respectively, representing an increase of $2.7 million or 28.1%. The SG&A expenses in the Medical Staffing business grew by $1.1 million, in order to support its growing business. Corporate overhead grew by $1.4 million which was mainly due to: $0.2 million in acquisition costs incurred in two aborted PEO acquisition efforts; $0.2 million due to a bonus given to the Chief Executive Officer upon the successful negotiation of TeamStaff's new workers' compensation policy; $0.2 million due to investment banking fees and related costs incurred with respect to the analysis of strategic alternatives associated with the Medical Staffing business; $0.3 million in higher corporate insurance associated with the growth of TeamStaff as well as due to much higher rate increases throughout the insurance market; and $0.3 million in costs associated with TeamStaff's year-end accounting issues associated with the restatement of 2001 and the hiring of new auditors.

Depreciation and amortization for the fiscal years ended September 30, 2002 and 2001 were $0.2 million and $0.4 million, respectively. As a result of implementing SFAS No.142 as of October 1, 2001, TeamStaff has ceased amortizing any indefinite life intangible assets and goodwill. In the fiscal year ended September 30, 2001, we amortized $0.2 million in intangible assets and goodwill.

Interest and other income for the fiscal years ended September 30, 2002 and 2001 were $1.1 million and $1.0 million, respectively, representing an increase of $0.1 million or 16.5%. Of this increase, $0.2 million relates to increased late payment fee income in the Medical Staffing business, and $0.1 million reflects the referral fees TeamStaff is receiving as a result of the referral to a third party of certain of the former Medical Staffing business when we closed our Houston Medical Staffing service office in April 2002. This was reduced somewhat by lower interest rates on overnight investments.

Interest and other expense were $0.2 million in the fiscal year ended September 30, 2002 as compared to $0.4 million in fiscal year ended September 30, 2001, representing a decrease of $0.2 million or 60.1%. These decreases were due to the retirement of our debt facility with FINOVA Capital effective August 31, 2001.

Income tax expense, before the impact of an extraordinary item, for the fiscal year ended September 30, 2002 was $1.7 million versus $2.1 million fiscal 2001. TeamStaff's effective tax rate was 36.6% and 41.8% for the fiscal years ended September 30, 2002 and 2001, respectively. The decrease in the effective tax rate relates primarily to non-deductible goodwill, which, as of October 1, 2001, is no longer amortized as a result of implementing SFAS No. 142.

Income before discontinued operations and extraordinary item for the fiscal years ended September 30, 2002 and 2001 were $3.0 million or $.18 per fully diluted share and $3.0 million or $.33 per fully diluted share, respectively. Both business units' profitability increased over last year as reported in TeamStaff's Segment Reporting disclosure. See "Recent Developments: Sale of PEO division assets to Gevity HR, Inc." for further information.

The extraordinary item net of taxes pertains to the unamortized financing costs and fees, associated with the FINOVA loans, written off when these loans were retired early in April and August 2001. These loans had a remaining life at the time of payment of approximately two years (April 2003).

Income after-tax from discontinued operations for the fiscal year ended September 30, 2002 was $0.1 million compared to losses after-tax from discontinued operations of $1.3 million for the same period of the prior year. This favorable improvement was due to the favorable settlement of workers' compensation claims offset by an increase in our CNA workers' compensation reserves.

Net income for the fiscal year ended September 30, 2002 was $3.1 million, or $0.19 per fully diluted share, as compared to $1.3 million, or $0.15 per fully diluted share, for the fiscal year ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities in the fiscal year 2003 was $6.8 million compared to $1.3 million in fiscal 2002. The change in cash from operations compared to last year relates to a loss from continuing operations in 2003 compared to income from continuing operations in 2002, increases in deferred taxes and increase in restricted cash primarily associated with potential obligations to our former Chief Executive Officer and Chief Financial Officer's under their SERP agreements.

Cash used in investing activities of $0.4 million was primarily related to internally developed capitalized software of $0.2 million, additional fees incurred for Lawson implementation for $0.1 million and software license fees of $0.1 million.

The cash used in financing activities of $0.9 million was primarily due to spending $0.8 million in repurchasing 251,214 shares of TeamStaff stock in fiscal 2003.

As of September 30, 2003, TeamStaff had cash and cash equivalents of $4.3 million and net accounts receivable of $4.9 million. The amount of available cash includes cash held for future payroll and other related taxes payable on a quarterly basis. Management believes its existing cash will be sufficient to support cash needs for at least the next twelve months. TeamStaff anticipates that it will continue to sustain losses from operations during the first three quarters of fiscal 2004 and, based on the projected timetable for the implementation of its new business strategy for TeamStaff Rx, will not realize profits from operations until the fourth quarter of fiscal 2004. In the event TeamStaff's business strategy for TeamStaff Rx requires additional time to fully implement, or proves unsuccessful in the marketplace, TeamStaff could continue to sustain losses throughout the next fiscal year.

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1.0 million in common stock. Since inception through September 30, 2003, we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2.4 million. These share repurchases are reflected as treasury shares in these financial statements and will eventually be retired. As of September 30, 2003, TeamStaff retired 28,456 shares of treasury stock. As of December 1, 2003, TeamStaff retired an additional 546,014 shares of treasury stock.

On April 9, 2002, TeamStaff entered into a revolving loan facility with Fleet National Bank ("Fleet"). The total outstanding loan amount cannot exceed at any one time the lesser of $7.0 million or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support direct debit processing exposure. The annual interest rate is either the Fleet prime rate or LIBOR, at the discretion of TeamStaff, and is currently 4.00%. The facility is collateralized by substantially all of the assets of TeamStaff, including its accounts receivables. The facility is subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10.0 million.

Effective March 21, 2003, TeamStaff and Fleet agreed to a renewal of the revolving loan facility, which now expires on March 31, 2004. The terms of the facility are substantially as described above, except that the total outstanding loan amount at any one time cannot exceed the lesser of $6.0 million or the sum of 85% of the qualified accounts receivable less an amount reserved by Fleet. At September 30, 2003, the sole outstanding amount of the facility represented an outstanding letter of credit in the amount of $3.5 million issued with respect to TeamStaff's workers' compensation program with Zurich effective April 1, 2003 described above. During the year, Fleet amended the agreement by deleting covenants related to interest rate coverage and replaced it with minimum earnings before interest expense and minimum working capital covenants. At September 30, 2003, TeamStaff was not in compliance with the earnings before interest expense and minimum working capital covenants. Fleet has agreed to waive the requirements as of September 30, 2003. TeamStaff and Fleet are working to determine new covenants for the remaining quarters of the loan. In connection with the sale of certain PEO assets to Gevity HR, Inc., we were required to obtain the consent of Fleet to the transaction. As part of its agreement to the sale of PEO assets (which served as collateral for the loan) Fleet required that we provide substitution collateral in the form of a $3,500,000 deposit at Fleet. This deposit may be considered restricted cash in that until the parties review the loan conditions, we may not use it for general purposes.

                                               Payments Due By Period
                                               ----------------------
       Obligations                               Less than
  (Amounts in Thousands)             Total        1 year      1-3 years     4-5 years
                                     -----        ------      ---------     ---------
Long-term debt                     $    155      $     61      $    94       $     0
Operating leases                      4,363         1,816        2,084           463
Workers' compensation(1)              2,723         2,723            0             0
Pension liability(2)                  1,724         1,010          249           465
Severance(3)                          1,391           782          406           203
                                   --------      --------      -------       -------
Total Obligations                  $ 10,356      $  6,392      $ 2,833       $ 1,131
                                   ========      ========      =======       =======

----------
(1) Payments required in October and November 2003. Policy cancelled effective November 17, 2003. See Note 3 "Subsequent Events: Discontinued Operations" in Notes to Consolidated Financial Statements.
(2)  Represents pension liability for the former CEO and former CFO.
(3) Represents accrual for termination agreements with former CEO and former CFO. This amount is included within accrued payroll on Teamstaff's balance sheet.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 10, 2002, the Board of Directors of TeamStaff and its Audit Committee decided to change independent public accountants from Arthur Andersen LLP to PricewaterhouseCoopers, LLP for the fiscal year ending September 30, 2002. The change was made due to the uncertainties surrounding Arthur Andersen, LLP at the time.

Arthur Andersen's reports on TeamStaff's consolidated financial statements for each of the years ended September 30, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended September 30, 2001 and 2000 and through the date hereof, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the years ended September 30, 2001 and 2000 and through April 10, 2002 , TeamStaff did not consult PricewaterhouseCoopers with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

At a meeting held on December 10, 2002, prior to concluding their audit for fiscal 2002, PricewaterhouseCoopers expressed its opinion to the Audit Committee of TeamStaff that there were material weaknesses in TeamStaff's system of internal controls, including the adequacy, competency and reliability of operational and financial information, information systems and finance personnel. PricewaterhouseCoopers further stated that information had come to its attention, that if further investigated may materially impact the fairness or reliability of the previously issued financial statements for fiscal year 2001 and/or the financial statements to be issued for fiscal year 2002. PricewaterhouseCoopers also stated that due to an accounting error in the treatment of a supplemental retirement plan, a restatement and a reaudit of fiscal 2001 would be required but it declined the engagement for the reaudit of fiscal year 2001.

In December 2002, PricewaterhouseCoopers further advised TeamStaff that it believed it would be essential to employ a new Chief Financial Officer and conditioned the continuance of its audit for fiscal 2002 on the employment of a new Chief Financial Officer. Pricewaterhouse-Coopers acknowledged that in view of the foregoing, it was likely that TeamStaff would be unable to make a timely filing of its annual report for fiscal year 2002.

In response to the foregoing advice from PricewaterhouseCoopers, the Audit Committee recommended to the Board of Directors that TeamStaff's Chief Financial Officer be relieved of his duties immediately, and a search for a new Chief Financial Officer be commenced. The Board accepted and implemented the recommendations of the Audit Committee in full. We have since retained a new Chief Financial Officer and have established, and will continue to establish, new policies and procedures designed to improve the reliability and reporting of operational and financial information.

Our consolidated financial statements for Fiscal 2001 were audited by Arthur Andersen which is no longer licensed to practice before the Securities and Exchange Commission. Therefore, the restatement of Fiscal 2001 required the reaudit of the Fiscal 2001 financial statements. PricewaterhouseCoopers advised the Audit Committee that it would not accept an engagement for the reaudit of Fiscal 2001 due to its concerns regarding the internal control issues described above. In light of the need to engage a new auditor for Fiscal 2001, the Audit Committee determined that the interests of TeamStaff were best served by engaging new independent accountants willing to audit both Fiscal 2001 and Fiscal 2002.

On December 13, 2002, the Audit Committee dismissed PricewaterhouseCoopers and engaged Lazar Levine & Felix LLP to serve as TeamStaff's independent public accountants. In conducting the audit for fiscal year ended September 30, 2002, Lazar expanded its testing of TeamStaff's internal controls, including information technology controls, to include the fiscal year ended September 30, 2001. This procedure was followed since the Arthur Anderson work papers were not readily available for review by Lazar and to investigate the concerns regarding internal controls raised by PricewaterhouseCoopers. As a result of this expanded testing, no material weaknesses in the systems was revealed and, based on these results, Lazar concluded that only an audit of one restatement adjustment, as discussed below, was appropriate and not a full reaudit of the Fiscal 2001 consolidated financial statements.

Prior to its dismissal, PricewaterhouseCoopers had advised the Audit Committee that, in PricewaterhouseCoopers' opinion, TeamStaff should not have applied pension plan accounting to its supplemental retirement plan adopted on October 1, 2000, resulting in a material error requiring the restatement of the fiscal year 2001 financial statements. This would have resulted in an additional after-tax charge to earnings of approximately $408,000 in fiscal year 2001. TeamStaff had engaged an independent firm to design the plan and had reviewed the plan's accounting treatment with Arthur Andersen prior to its certification of TeamStaff's fiscal year 2001 financial statements. Lazar advised the Audit Committee that it had undertaken its own analysis of the appropriate accounting treatment for the supplemental retirement plan. Lazar determined that the plan is indeed a pension plan and TeamStaff had accounted for it as such. Nevertheless, Lazar determined that a restatement of TeamStaff's fiscal year 2001 financial statements was appropriate due to the omission of a note in the fiscal year 2001 consolidated financial statements containing certain required disclosures for the plan. Further, an adjustment in the expense calculation of the plan resulted in a reduction in net income after-tax for fiscal year 2001 of $76,000 from $1,424,000 to $1,348,000.

In light of the foregoing, TeamStaff determined that the conclusions reached by PricewaterhouseCoopers concerning TeamStaff's internal controls and financial and operational systems were not supported by Lazar's independent analysis or TeamStaff's own assessment of its financial and operational systems.

During the period of PricewaterhouseCoopers's engagement, which commenced on April 10, 2002, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to PricewaterhouseCoopers 's satisfaction, would have caused them to make reference to the subject matter in connection with their report on TeamStaff's consolidated financial statements. PricewaterhouseCoopers did not report on our consolidated financial statements for any fiscal year. PricewaterhouseCoopers expressed its opinion to the Audit Committee that there were material weaknesses in our system of internal controls, including the adequacy, competency and reliability of operational and financial information, information systems and finance personnel, as described above.

During the years ended September 30, 2002 and 2001 and the interim periods up to and including the date of Lazar's engagement, TeamStaff did not consult Lazar with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Audit Committee retained Lazar to serve as our independent accountants for the fiscal year ending September 30, 2003. The audit services provided by Lazar consist of examining financial statements, reviewing filings with the Securities and Exchange Commission, and consulting in regard to various accounting matters as permitted under the Sarbanes-Oxley Act of 2002.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Annual Report on Form 10-K. Based on their evaluation, our chief executive officer and controller have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-K has been made known to them.

CHANGES IN INTERNAL CONTROLS:

TeamStaff implemented its new financial and reporting system licensed from Lawson, effective May 2, 2003.

In accordance with Section 202 of the Sarbanes-Oxley Act of 2002 and the rules of the United States Securities and Exchange Commission promulgated thereunder, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of audit and permissible non-audit services effective as of May 6, 2003. These policies and procedures require that all audit and otherwise permissible non-audit services performed by TeamStaff's independent auditors be pre-approved by the Audit Committee. These policies and procedures have been shared and reviewed with TeamStaff's auditors. In compliance with the disclosure requirements of the Sarbanes-Oxley Act of 2002.

Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, TeamStaff, among other actions, formed a Disclosure Committee comprised of various members of our management team. The Disclosure Committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures. On September 9 and 10, 2003, representatives of the Disclosure Committee and the Chief Financial Officer met with consultants engaged by TeamStaff to formalize the process for compliance with Section 404 of the Sarbanes Oxley Act of 2002. The Disclosure Committee anticipates that the sale of the assets of the PEO division will have an impact on the overall design of its internal control framework and will refine the
Section 404 compliance process to reflect the cessation of this business.

Other than as described above, there have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of TeamStaff as of December 12, 2003 are as follows:

       NAME                  AGE                        OFFICE
--------------------------------------------------------------------------------------------
T. Stephen Johnson            54        Chairman of the Board of Directors Class 1

Karl W. Dieckmann             75        Vice-Chairman Class 2

Martin Delaney                60        Director Class 3

Ben J. Dyer                   55        Director Class 1

Rocco J. Marano               75        Director Class 3

T. Kent Smith                 47        President, Chief Executive Officer, Director Class 3

Rick J. Filippelli            47        Vice President, Finance, Chief Financial Officer

Edmund Kenealy                41        Vice President, General Counsel

Wayne Lynn                    59        Chief Operating Officer, PEO Division

Timothy Nieman                44        President, TeamStaff Rx, Inc.

Gerard A. Romano              46        Corporate Controller

Our board is classified into three classes which are each elected in staggered three year terms. Class 1 consists of T. Stephen Johnson and Ben J. Dyer and the term expires in 2006; Class 2 consists of Karl Dieckmann and a vacancy with a term expiring in 2004 and Class 3 consists of Rocco Marano, T. Kent Smith and Martin Delaney, with a term expiring in 2005.

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

Karl W. Dieckmann, a Director of TeamStaff since April 1990, had been Chairman of the Board from November 1991 until September 2001 and has been Vice Chairman since September 2001. From 1980 to 1988, Mr. Dieckmann was the Executive Vice President of Science Management Corporation and managed the Engineering, Technology and Management Services Groups. From 1948 to 1980, Mr. Dieckmann was employed by the Allied Signal Corporation (now Honeywell Corporation) in various capacities including President, Semet Solvay Division; Executive Vice President, Industrial Chemicals Division; Vice President Technical -- Fibers Division; Group General Manager -- Fabricated Products Division; and General Manager -- Plastics Division, as well as various positions with the Chemicals Division.

Ben J. Dyer joined the Board of Directors in December 2002. Mr. Dyer is currently a general partner of Cordova Intellimedia Ventures and is President of Innovations Publishing, LLC, an Atlanta based company, which provides a subscription-based online catalog of emerging technology ventures. He also chairs the editorial boards of Catalyst magazine in Atlanta. In the 1980s Mr. Dyer served as chairman and CEO of Comsell, Inc., a pioneering multimedia development firm and was president and a director of the de novo Enterprise National Bank. Mr. Dyer founded Intellimedia Sports, Inc. in 1992 to create the ESPN-branded sports instruction category in the CD-ROM industry. He was earlier a founder of Peachtree Software, Inc. and served as its President from 1977 to September 1983. He currently serves on a number of private and nonprofit boards including PMFM, Quellan, FundRaisingInfo.com and Georgia Advanced Technology Ventures. He concentrates his community activities on higher education and has been president of the Georgia Tech Alumni Association, a director of the Georgia Tech Foundation and chairman of the Alumni Advisory Board for Tech's School of Industrial & Systems Engineering. He is currently Chairman of the Georgia Tech Research Corporation (through December 31, 2003), is a Senior Fellow of the Center for Entrepreneurship and Corporate Growth at Emory University's Goizueta Business School, and serves on the advisory boards of the Georgia Tech Research Institute and Georgia State University's Robinson College of Business. Mr. Dyer holds a Bachelors degree in Industrial Engineering from Georgia Tech and an MBA in finance from Georgia State University.

Rick J. Filippelli assumed his current position as Vice President and Chief Financial Officer in September 2003. Prior to joining TeamStaff, Mr. Filippelli spent approximately two years as Chief Financial Officer of Rediff.com, a publicly traded global information technology company. From 1985 through 2001 Mr. Filippelli held various financial positions including that of Chief Financial Officer with Financial Guaranty Insurance Company ("FGIC"), a subsidiary of GE Capital. Prior to joining FGIC Mr. Filippelli spent six years in public accounting including three years with the Big 4 firm of Ernst and Young. Mr. Filippelli holds a BS in Accounting from Brooklyn College and is a Certified Public Accountant as well as a member of the American Institute of Certified Public Accountants.

Elizabeth L. Hoaglin joined TeamStaff as President of the TeamStaff Rx Division in 1994, when TeamStaff acquired RADS Technology, Inc. ("RADS"), of which she was President and founder. Ms. Hoaglin served as President of TeamStaff Rx until December 12, 2003, when Timothy Nieman assumed that role. Ms. Hoaglin established RADS in 1980 in Clearwater, FL. This was the first temporary staffing firm that specialized in placing radiology professionals. In 1983, RADS began providing traveler technologists to hospitals and clinics nationwide. In 1984, RADS began staffing radiation therapy, providing a niche market for Therapists, Dosimetrists and Medical Physicists. Prior to starting RADS, Ms. Hoaglin was a Radiological Technologist herself, graduating from Saint Anthony's Hospital in St. Petersburg, Florida. Ms. Hoaglin worked as a technologist for major hospitals and physicians office for over fifteen years. Ms. Hoaglin is active in numerous professional, business and civic organizations and frequently writes articles for publication in the radiology industry's journals.

T. Stephen Johnson has been Chairman of the Board of TeamStaff since September 2001. He has served as Chairman of T. Stephen Johnson & Associates, Inc., financial services consulting firm, and its related entities since inception in 1986. Mr. Johnson is a long-time banking consultant and Atlanta entrepreneur who has advised and organized dozens of community banks throughout the Southeast. He is Chairman Emeritus and a Director of Netbank, the largest and most successful Internet-only bank, as well as Chairman and principal owner of Bank Assets, Inc., a provider of benefit programs for directors and officers of financial institutions. Mr. Johnson is Chairman of the Board of Director, Inc., a company specializing in providing financial services for unbanked individuals and Vice Chairman of Florida Bank.

Edmund C. Kenealy has been Vice President, General Counsel of TeamStaff since November 2001. Mr. Kenealy joined TeamStaff as Vice President, Legal & Regulatory Affairs (PEO Division) in October 2000 upon its acquisition of HR2, Inc., where he was Vice President, General Counsel and Vice President, Operations. Prior to joining HR2, Inc. in April 1998, Mr. Kenealy was Assistant General Counsel of ManagedComp, Inc. from 1993 to 1998. He was previously associated with the Boston offices of Nutter, McClennen & Fish and Skadden, Arps, Slate, Meagher & Flom. He is a graduate of Dartmouth College and the Vanderbilt University School of Law. He is admitted to practice in Massachusetts and the District of Columbia.

Wayne R. Lynn joined TeamStaff as Area Vice President in October 2000, when TeamStaff acquired HR2, Inc., of which he was Chief Executive Officer and a principal owner. In March 2002, Mr. Lynn was appointed Chief Operating Officer of TeamStaffTeamStaff's PEO Division. Prior to his 7-year involvement in the PEO industry, Mr. Lynn was engaged in the insurance industry for more than 20 years. He served as President and CEO of Founders Financial Corporation, a publicly owned insurance holding company, from 1981 to 1987 and as President and CEO of Capital Investors Life Insurance Company from 1987 to 1994. He also served on the Board of Directors of Gulf/Bay Bank of Tampa, Florida, and South Trust Bank of Florida. Mr. Lynn is a graduate of the U.S. Naval Academy, the U.S. Navy Supply Corps School, and the U.S. Navy Transportation Management School. Mr. Lynn has also completed numerous graduate level business management courses at the California State University at Hayward, California. He has held licenses to sell Life, Health, and Property/Casualty Insurance, Variable Annuities and Securities. He is currently licensed as an insurance third-party administrator.

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

Timothy Nieman was appointed President of TeamStaff Rx on December 12, 2003. Prior to joining TeamStaff, Mr. Nieman operated an independent consulting firm providing advisory services to the human capital and staffing industries. Mr. Nieman was employed with Spherion Corporation and its predecessor, Norrell Services Corporation, from January 1985 through September 2002, where he held a number of positions, including Senior Vice President and General Manager of Spherion's Enthusian business unit, which provided application service provider interfaces for the contingent workforce and financial services arenas. Prior to assuming his role with Enthusian, Mr. Nieman held the position of Vice President of Integration, overseeing the merger between Norrell and Interim, as well as a number of executive operational and sales leadership positions with Norrell. Mr. Nieman received his Bachelor's in Business Administration in 1984 from the University of Memphis.

Gerard A. Romano has been Corporate Controller of TeamStaff since he joined TeamStaff in September 2001. Prior to joining TeamStaff, he was Vice President of Administration at Jet Aviation from December of 2000 to September of 2001. Prior to Jet Aviation, he was employed by the PQ Corporation from January of 1980 through December of 2000, where he held various positions including Vice President and Chief Financial Officer of PQ's European Joint Venture, Akzo-PQ Silica, Director of Corporate Development and Director of Financial Planning and Analysis. He is a graduate of William Paterson University.

T. Kent Smith was appointed Chief Executive Officer, President and a member of the Board of Directors in June, 2003. From January 2000 to January 2003, Mr. Smith served as the President of HoneyBaked Ham Company and Chief Executive Officer of the Heavenly Ham Company. From 1998 to 1999, Mr. Smith was the Senior Vice President of Organization Services. Prior to that, Mr. Smith served in various executive positions for Norrell Corporation from 1987 to 1998, including Senior Vice President, Service Operations, Vice President and Chief Information Officer and Vice President, Finance & Strategic Planning. Mr. Smith received a Masters in Business Administration from the University of Virginia and is a graduate of Vanderbilt University.

MANAGEMENT RESOURCES AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

Martin J. Delaney, Karl W. Dieckmann and T. Stephen Johnson served on the Management Resources and Compensation Committee during the last fiscal year ended September 30, 2003. There are no interlocks between TeamStaff's Directors and Directors of other companies.

MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES

During the fiscal year ended September 30, 2003, the Board of Directors met on 8 occasions. During the fiscal year ended September 30, 2003, non-employee directors met on 4 occasions, two of which were by telephone conference call.

The Board of Directors has four committees: Audit, Management Resources and Compensation, Executive, and Corporate Governance and Nominating Committees.

For the fiscal year ended September 30, 2003, the members of the committees, and a description of the duties of the Committees were as follows:

Audit Committee. TeamStaff's Audit Committee acts to:(i) review with management the finances, financial condition and interim financial statements of TeamStaff;
(ii) review with TeamStaff's independent auditors the year-end financial statements; and (iii) review implementation with the independent auditors and management any action recommended by the independent auditors and the retention and termination of TeamStaff's independent auditors. During the fiscal year ended September 30, 2003, the Audit Committee met on eighteen occasions.

The Audit Committee adopted a written charter governing its actions effective June 14, 2000. Until August 12, 2003, the members of the audit committee were Martin Delaney, Karl W. Dieckmann, T. Stephen Johnson, and Rocco J. Marano. T. Stephen Johnson resigned his position on the audit committee on August 12, 2003. All four of these members of TeamStaff's Audit Committee were "independent" within the definition of that term as provided by Rule 4200(a)(14) of the listing standards of the National Association of Securities Dealers. Martin Delaney was elected as its chairman and Rocco J. Marano has been designated as an "Audit Committee financial expert" in accordance with the Sarbanes Oxley Act of 2002 and the regulations promulgated thereunder.

Management Resources and Compensation Committee. The Management Resources and Compensation Committee functions include administration of TeamStaff's 2000 Employee Stock Option Plan and Non-Executive Director Stock Option Plan and negotiation and review of all employment agreements of executive officers of TeamStaff. The Management Resources and Compensation Committee's members are Martin J. Delaney, Karl W. Dieckmann, and T. Stephen Johnson. Karl W. Dieckmann was elected as its chairman. The Compensation Committee was renamed the Management Resources and Compensation Committee on August 12, 2003. During the fiscal year ended September 30, 2003, the committee met on nine occasions.

Corporate Governance and Nominating Committee. The Nominating Committee functions include the review of all candidates for a position on the board of directors including existing directors for renomination and reports its findings with recommendations to the Board. The Nominating Committee solicits candidates on behalf of TeamStaff to fill any vacancy on the Board. The Nominating Committee performs such other duties and assignments as directed by the Chairman or the Board but shall have no power to add or remove a director without the approval of the Board. During the fiscal year, the Nominating Committee members were Karl W. Dieckmann, Donald W. Kappauf and T. Stephen Johnson. Karl W. Dieckmann served as its chairman. The committee was renamed the Corporate Governance and Nominating Committee effective as of August 12, 2003. On that date, Ben J. Dyer was appointed to the committee and named its chairman. Donald
W. Kappauf has resigned from the Board and is no longer a member of the Nominating Committee. Nominating and Corporate Governance Committee members as of December 5, 2003 are Ben J. Dyer, Karl W. Dieckmann and T. Stephen Johnson. During the fiscal year ended September 30, 2003, the committee did not meet.

Executive Committee. The Board of Directors created an Executive Committee effective September 4, 2001. Until the relinquishment by Donald W. Kappauf of his responsibilities as Chief Executive Officer, the members were Karl W. Dieckmann, T. Stephen Johnson and Donald W. Kappauf. T. Kent Smith was elected to the committee in Mr. Kappauf's place. Executive committee members as of December 5, 2003 are Karl W. Dieckmann, T. Stephen Johnson and T. Kent Smith. T. Stephen Johnson serves as its chairman. This committee did not meet during the fiscal year ended September 30, 2003.

No member of the Board of Directors or any committee failed to attend or participate in fewer than 75% of the meetings of the Board or committee on which such member serves.

CODE OF ETHICS

On June 20, 2003, TeamStaff distributed a company-wide Code of Ethics and Business Conduct and Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller. Additionally, both the Codes were posted on TeamStaff's internal intranet website. A copy of the Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller is attached to this Annual Report on Form 10-K as Exhibit No. 14. These Codes were adopted by TeamStaff's Board of Directors, and provide employees with a confidential method of reporting suspected Code violations.

ITEM 11. EXECUTIVE COMPENSATION

The following provides certain summary information concerning compensation during the years ended September 30, 2003, 2002 and 2001 paid to or earned by TeamStaff's Chief Executive Officer and each of the executive officers and key employees of TeamStaff who received in excess of $100,000 in compensation during the last fiscal year.

                                                                                         LONG TERM
        NAME AND                                            ANNUAL COMPENSATION        COMPENSATION
   PRINCIPAL POSITION          YEAR         SALARY          BONUS          OTHER       OPTIONS/SAR'S
   ------------------          ----         ------          -----          -----       -------------
T. Kent Smith                  2003        $ 70,192       $ 35,616            -0-         400,000
Chief Executive Officer        2002             -0-            -0-            -0-             -0-
                               2001             -0-            -0-            -0-             -0-

Donald W. Kappauf*             2003        $300,000            -0-       $175,201             -0-
Former CEO                     2002        $300,000       $477,500       $ 26,163             -0-
                               2001        $267,130       $200,000       $ 46,268         300,000

Wayne R. Lynn                  2003        $150,000            -0-       $ 15,589             -0-
                               2002        $139,615       $ 30,000       $ 15,589          50,000
                               2001        $117,949       $  5,000       $ 15,589          22,500

Elizabeth Hoaglin              2003        $127,423            -0-       $  3,600             -0-
                               2002        $114,250       $149,289       $  3,600          50,000
                               2001        $ 95,159       $173,885       $  3,600          10,000

Edmund Kenealy                 2003        $159,944       $ 27,200       $ 15,871             -0-
                               2002        $135,000       $ 25,000       $ 15,859          50,000
                               2001        $100,000       $ 15,000       $ 15,859          10,000

Gerard A. Romano               2003        $144,962       $ 24,650       $  7,200          10,000
                               2002        $135,002       $ 15,000       $  7,615             -0-
                               2001        $  7,789       $ 25,000            -0-          20,000

*Mr. Kappauf relinquished his responsibilities as President and CEO effective June 18, 2003. He terminated his employment effective September 30, 2003.

TeamStaff provides normal and customary life and health insurance benefits to all of its employees including executive officers. TeamStaff has a 401(k) plan that is voluntary.

COMPENSATION OF DIRECTORS

From October 1, 2002 through November 18, 2002, the Chairman and Vice-Chairman of the Board each received $2,500 per month. Non-Employee Directors received $1,500 per board meeting and $1,000 per non-board meeting, related travel expenses, and $600 for each committee meeting attended. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

Effective November 19, 2002, the Board established new cash compensation terms for the members of the Board and committees. The Chairman and Vice-Chairman of the Board each receive $3,000 per month. The Chairman of the Audit Committee receives $2,500 per month. All other non-employee Directors receive $1,667 per month. Effective as of August 12, 2003, the Chairman of the Nominating and Corporate Governance Committee also receives $2,500 per quarter. All non-employee Board members receive $1,500 for each Board meeting attended and $600 for each committee meeting attended (unless the member is Chairman of the committee). The Chairman of each committee receives $1,000 for each committee meeting attended. Non-employee directors may also receive $1,000 per meeting with executives that do not constitute Board or Committee meetings. Non-employee Board members also receive reimbursement of their related travel expenses. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

EMPLOYMENT AGREEMENTS

Effective as of June 18, 2003, TeamStaff entered into an employment agreement with T. Kent Smith pursuant to which Mr. Smith serves as TeamStaff's President and Chief Executive Officer. The agreement expires on September 30, 2005. Under the terms of the agreement, Mr. Smith is paid an annual base salary of $250,000 and is eligible to receive a bonus of up to 50% of his base salary based on the achievement of revenue, income and other objectives established by the Management Resources and Compensation Committee. Mr. Smith also was granted an option to purchase 400,000 shares of TeamStaff common stock, one-fourth of which vested on June 18, 2003, one-fourth of which will vest one year thereafter, and the remainder of which will vest on June 18, 2005. Mr. Smith also receives four weeks annual vacation and is offered welfare benefit plans, 401(k) and fringe benefits generally made available to other TeamStaff employees. The agreement provides, among other things, that Mr. Smith will be paid a severance payment of three months of his base salary if Mr. Smith and TeamStaff do not enter into a new employment agreement by September 30, 2005. Additionally, the agreement provides for certain post-termination payments depending upon the reason for the termination of Mr. Smith's employment. The agreement also provides for the payment of nine months of base salary and the provision of certain other benefits should Mr. Smith's employment terminate in connection with a change in control, as defined in the agreement.

Effective September 15, 2003, Rick J. Filippelli was appointed TeamStaff's Vice President, Finance and Chief Financial Officer at an initial annual base salary of $225,000. Mr. Filippelli is eligible to receive a bonus of up to 35% of his base salary. Additionally, Mr. Filippelli was granted an option to purchase 50,000 shares of TeamStaff common stock, one half of which will vest on September 15, 2004, and the remaining one half will vest on September 15, 2005. Mr. Filippelli also receives four weeks of annual vacation and is offered welfare benefit plans, 401(k) and fringe benefits generally made available to other TeamStaff employees.

Effective January 1, 2003, TeamStaff entered into a one-year employment agreement with Edmund C. Kenealy pursuant to which Mr. Kenealy currently serves as Vice President, General Counsel, at an annual salary of $160,000. In addition, Mr. Kenealy is entitled to receive an increase in annual compensation as of October 1, 2003 and a bonus to be determined based on the achievement of certain performance criteria determined as of the commencement of each fiscal year. Mr. Kenealy receives certain other benefits granted to other TeamStaff employees, including health and other insurance benefits, as well as a car allowance of $500 per month and three weeks annual vacation.

Effective January 1, 2003, TeamStaff entered into a one-year employment agreement with Wayne R. Lynn pursuant to which Mr. Lynn currently serves as Chief Operating Officer of TeamStaff's PEO Division, at an annual salary of $150,000 . In addition, Mr. Lynn is entitled to receive a yearly increase in annual compensation as of March 19, 2003 and a bonus to be determined based on the achievement of certain performance criteria determined as of the commencement of each fiscal year. Mr. Lynn receives certain other benefits granted to other TeamStaff employees, including health and other insurance benefits, as well as a car allowance of $500 per month and three weeks annual vacation.

TeamStaff entered into an employment agreement with Mr. Donald Kappauf, TeamStaff's former President and Chief Executive Officer effective April 2, 2001 and terminating on September 30, 2003. As of June 18, 2003, Mr. Kappauf agreed to relinquish his position as President and Chief Executive Officer of TeamStaff. Mr. Kappauf terminated his employment effective as of September 30, 2003. Under the terms of this agreement, Mr. Kappauf's base compensation was initially $230,000, increasing to $300,000 commencing September 1, 2001, and subject to yearly increases thereafter at the discretion of the compensation committee. For the fiscal year ended September 30, 2003, Mr. Kappauf received a base salary of $300,000. Mr. Kappauf also was entitled to an annual bonus based on the achievement of certain performance criteria as determined by the compensation committee.

In addition, Mr. Kappauf received certain other benefits including insurance benefits as are provided to all other executives, a car lease allowance in the maximum amount of $1,000 per month, participation in the supplemental executive retirement plan and a split dollar life insurance arrangement. The agreement also provided for the grant of 300,000 stock options, which vested in annual increments of one third commencing on the date of the agreement. TeamStaff also entered into a severance agreement with Mr. Kappauf, as described below, which governed the termination of his employment and certain other events including a change of control of TeamStaff.

TeamStaff entered into an employment agreement with Mr. Donald Kelly, TeamStaff's former Chief Financial Officer, effective April 2, 2001 and terminating on September 30, 2003. In June 2003, Mr. Kelly notified TeamStaff that he would be terminating his employment on July 2, 2003 purportedly for "good reason," as defined in his severance agreement, as described below. Under the terms of his employment agreement, Mr. Kelly's base compensation was initially $170,000, increasing to $200,000 commencing September 1, 2001, and subject to yearly increases thereafter at the discretion of the compensation committee. For the fiscal year ended September 30, 2003, Mr. Kelly received a base salary of $200,000. Mr. Kelly also was entitled to a bonus based on the achievement of certain performance criteria as determined by the compensation committee.

In addition, Mr. Kelly received certain other benefits including insurance benefits as are provided to all other executives, a car allowance in the amount of $800 per month, participation in the supplemental executive retirement plan and a split dollar life insurance arrangement. The agreement also provided for the grant of 150,000 stock options, which vested in annual increments of one third commencing on the date of the agreement. TeamStaff also entered into a severance agreement with Mr. Kelly, as described below, which governs the termination of his employment and certain other events including a change of control of TeamStaff.

The split dollar life insurance agreements and supplemental retirement plan were approved by the Compensation Committee of the Board during the 2000 fiscal year and implemented effective October 1, 2000. Under the terms of the SERP, a participant receives a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary on the date the participant becomes a participant. Payment of benefits commences when the participant reaches 65 years of age. The benefit under the SERP is subject to a seven-year vesting schedule (0%, 0%, 20%, 40%, 60%, 80%, 100%), based on the participant's original date of employment with TeamStaff and contingent on the participant's reaching age 55; provided, however, a participant's benefit becomes fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there is a material change in the participant's job title or responsibilities or if the participant's employment is terminated by TeamStaff for any reason other than conviction for theft or embezzlement from TeamStaff. Additionally, if a participant retires by means of total disability (as defined in the SERP), the participant's benefit becomes fully vested and benefit payments commence as of the disability retirement date. The SERP does not provide a death benefit. Mr. Kappauf and Mr. Kelly are the only SERP participants at the present time.

SERP participants also are provided with a split dollar life insurance policy, insuring the life of the participant until the participant reaches age 65. Although the participant is the owner of the Policy, TeamStaff pays all Policy premiums. Each participant has collaterally assigned the Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant's right to the Policy vests in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant's 65th birthday (and in certain other circumstances provided by the Policy agreement), TeamStaff will release the collateral assignment of the Policy provided the participant releases TeamStaff from all obligations it may have with respect to the participant (including those under the SERP). However, given the uncertainty of TeamStaff's ability to continue to maintain this payment arrangement in light of certain of the provisions of the Sarbanes-Oxley Act of 2002, TeamStaff had, with the President and Chief Executive Officer's consent, deferred paying Policy premiums on behalf of the Chief Executive Officer, pending review of the SERP to comply with the Sarbanes-Oxley Act. For the fiscal quarter ended December 31, 2002, TeamStaff paid the Chief Executive Officer a bonus in the amount of the Policy premiums, grossed-up to cover allocable income taxes. Pursuant to the severance agreement with Mr. Kappauf, in the event he were terminated for cause, he would be entitled only to his accrued compensation, which means his base salary, reimbursement of business expenses, vacation pay and earned but unpaid bonuses to the date of termination. "Cause" is defined to include conviction of a felony, an intentional and continual failure to substantially perform his duties or an intentional failure to follow or perform a lawful direction of the Board of Directors. If Mr. Kappauf were terminated for disability or death, he would be entitled to his accrued compensation and certain other payments, such as the pro rata bonus amount. The pro rata bonus amount is defined as the amount equal to the greater of the most recent annual bonus amount paid or the annual bonus paid or payable for the full fiscal year ended prior to the termination, in either case pro-rated through the date of death or disability. In the event that Mr. Kappauf's employment terminated for any other reason, the agreement provides for payment of his accrued compensation, a pro rata bonus amount, a bonus amount allocated to the remainder of the term of his employment agreement, his base salary through the remainder of the term of his employment agreement, a severance payment equal to one year's base compensation, a payment equal to the cost of health and other similar benefits for a period of two years and costs associated with outplacement services.

On June 18, 2003, Donald W. Kappauf relinquished his positions of President and Chief Executive Officer of TeamStaff. In light of the circumstances regarding the relinquishment by Mr. Kappauf of his positions, Mr. Kappauf may have had reason to terminate his employment with TeamStaff for "good reason" and exercise his rights under the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities . . .."
In addition, TeamStaff may have been required to contribute funds to an irrevocable trust to meet the premium obligations of the split dollar life insurance policy granted to Mr. Kappauf in connection with the SERP. TeamStaff and Mr. Kappauf have reached a definitive agreement concerning the payment of his severance payments and the creation and funding of the trust. Under the agreement, among other things, TeamStaff will pay Mr. Kappauf's severance benefits over a 48 month period and contribute, initially, three years of premiums (approximately $249,000) to the irrevocable trust, which is reflected as restricted cash as of September 30, 2003.

The severance agreement with Mr. Kelly has terms which are substantially similar to those described above for Mr. Kappauf. Until December 10, 2002, Mr. Kelly held the positions of Chief Financial Officer, Vice President, Finance and Secretary of TeamStaff. As a result of the previously disclosed change in his duties, the former Chief Financial Officer may have had "good reason" to terminate his employment with TeamStaff and may have claims for the severance payments and benefits provided by the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities ...." In June 2003, Mr. Kelly notified the Board of Directors that he would terminate his employment, effective July 2, 2003, for "good reason" and exercise his rights under the severance agreement. Additionally, the change in Mr. Kelly's duties may have caused his benefits under the SERP to become fully vested. In the event that Mr. Kelly's exercise of these rights is appropriate, such termination is deemed proper, and Mr. Kelly is eligible to receive all potential compensation under the severance agreement and the SERP, TeamStaff may be required to make payments, either directly to Mr. Kelly, in the case of the severance agreement, or to a trust, in the case of any payments to be made pursuant to the SERP. TeamStaff and the former Chief Financial Officer are currently negotiating the terms of the payment of the benefits provided by the severance agreement and the funding of irrevocable grantor trust. However, there can be no assurance that an agreement can be reached. In the absence of such an agreement, TeamStaff may be required to fully fund the trust and make certain lump sum payments and provide certain other benefits required by the severance agreement. As of September 30, 2003, TeamStaff has reflected $636,000 as restricted cash for this potential obligation.

MANAGEMENT RESOURCES AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

This report is submitted by the management resources and compensation committee of the Board of Directors of TeamStaff. During the fiscal year ended September 30, 2003, the management resources and compensation committee was responsible for reviewing TeamStaff's stock option plans and reviewing and approving compensation matters concerning the executive officers.

Overview and Philosophy. TeamStaff uses its compensation program to achieve the following objectives:

         - To provide compensation , as determined by the management resources and compensation committee, that attracts, motivates and retains the talented, high caliber officers and employees necessary to achieve TeamStaff's strategic objectives;

         - To align the interest of officers with the success of TeamStaff;

         - To align the interest of officers with stockholders by including long-term equity incentives; and

         - To increase the long-term profitability of TeamStaff and, accordingly, increase stockholder value.

TeamStaff also recognizes that the possibility of a termination without cause after a change in control of TeamStaff can create significant distractions for its key management personnel due to the uncertainties inherent in such situations. Under such circumstances, it is in the best interests of TeamStaff to:

         - establish incentives to induce key executives and employees to remain in the employ of TeamStaff during the period a change of control transaction is under consideration,

         - ensure executives agree to any restrictive covenant necessary to effectuate a transaction in the interests of the TeamStaff's shareholders, and

         - align the interests of key employees with the shareholders with respect to specific transactions that may increase shareholder value but would also result in a change of control.

Compensation under the executive compensation program is comprised of cash compensation in the form of base salary, bonus compensation and automobile allowances. Executives are also granted severance plans providing various benefits upon a change of control of TeamStaff or termination of employment. In addition, the compensation program includes various other benefits, including medical and insurance plans, TeamStaff's 401(k) Plan, which plans are generally available to all employees of TeamStaff. The committee considers the eligibility of certain executive officers in a supplemental executive retirement plan ("SERP") as discussed below.

The principal factors which the management resources and compensation committee considered with respect to each officer's compensation package for fiscal year ended September 30, 2003 are summarized below. The management resources and compensation committee may, however, in its discretion, apply different or additional factors in making decisions with respect to executive compensation in future years.

Base Salary. Compensation levels for each of TeamStaff's officers, including the Chief Executive Officer, are generally set within the range of salaries that the management resources and compensation committee believes is paid to officers with comparable qualifications, experience and responsibilities at similar companies. In setting compensation levels, the management resources and compensation committee takes into account such factors as (i) TeamStaff's past performance and future expectations, (ii) individual performance and experience and (iii) past salary levels. The management resources and compensation committee does not assign relative weights or ranking to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to TeamStaff's long-term goals and strategies. Base salary, while reviewed annually, is only adjusted as deemed necessary by the management resources and compensation committee in determining total compensation for each officer. Base salary levels for each of TeamStaff's officers, other than the Chief Executive Officer, were also based in part upon evaluations and recommendations made by the Chief Executive Officer.

Equity Incentives. The management resources and compensation committee believes that stock participation aligns officers' interests with those of the stockholders. In addition, the management resources and compensation committee believes that equity ownership by officers help to balance the short-term focus of annual incentive compensation with a longer-term view and may help to retain key executive officers. Long-term incentive compensation, generally granted in the form of stock options, allows the officers to share in any appreciation in the value of TeamStaff's common stock.

In making stock option grants, the management resources and compensation committee considers general corporate performance, individual contributions to TeamStaff's financial, operational and strategic objectives, the Chief Executive Officer's recommendations, level of seniority and experience, existing levels of stock ownership, previous grants of restricted stock or options, vesting schedules of outstanding restricted stock or options and the current stock price. With respect to the compensation determination for the fiscal year ended September 30, 2003, TeamStaff employed a new Chief Executive Officer and a new Chief Financial Officer and the management resources and compensation committee awarded these new officers employee stock options as part of their compensation plans. During the fiscal year ended September 30, 2003, the management resources and compensation committee approved the grant of 518,000 options, 460,000 of which were granted to executive officers.

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

During the fiscal year ended September 30, 2001, the management resources and compensation committee created the supplemental executive retirement plan or SERP to provide retirement benefits comparable with plans offered executives in comparable positions at other companies. Each corporate executive whose eligibility is specifically approved by the management resources and compensation committee will receive a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary in effect on the date the participant enters the Plan for a period of 15 years. Payment of benefits commences upon the executive's reaching 65 years of age. The commencement of benefit payments is accelerated in the event the participant becomes totally disabled prior to retirement. A split dollar life insurance policy also is in place for each participant. The split dollar life insurance policy is designed to provide either a death benefit if the employee dies prior to retirement age, or, if the employee attains retirement age, the funds necessary for the payment of the SERP retirement benefit at retirement through the application of the policy's cash surrender value. At the present time, no current executive officers are participants in the SERP. Donald Kappauf and Donald Kelly, former executive officers, were the only participants in the SERP. The SERP became effective on October 1, 2000.

Chief Executive Officer Compensation. In the fiscal year ended September 30, 2003, until he relinquished his duties as Chief Executive Officer in June 2003, Mr. Donald Kappauf, received a base salary at the annual rate of $300,000, which was equal to his base salary for the prior year. In the fiscal year ended September 30, 2002, Mr. Kappauf's base salary of $300,000 represented a 12.3% increase from his base salary in fiscal 2001. The base salary is believed by the management resources and compensation committee to be consistent with the range of salary levels received by executives in a similar capacity in companies of comparable size. Mr. Kappauf did not receive a bonus during the fiscal year ended September 30, 2003 but he did receive severance benefits under his severance agreement dated May 2002, which represented, in part, a pro rata bonus based on his prior year's bonus payment. The terms of Mr. Kappauf's employment compensation were determined primarily pursuant to his employment agreement, which was entered into in April 2001.

In June, 2003, T. Kent Smith was employed as TeamStaff's new Chief Executive Officer. Mr. Smith's compensation is determined pursuant to an employment agreement dated June 18, 2003, which provides for base compensation of $250,000 per annum and a bonus, in the discretion of the management resources and compensation committee, of up to 50 % of his base salary. Mr. Smith was also awarded options to purchase 400,000 shares of Common Stock exercisable at $3.00 per share subject to certain vesting requirements. During the interim period between June 18, 2003 and the end of fiscal 2003, Mr. Smith was awarded a bonus of $35,616 in light of the difficult circumstances under which Mr. Smith was employed and the success he achieved in stabilizing TeamStaff's operations.

The management resources and compensation committee approved severance agreements for certain key executive employees that provide for the payment of six months base compensation in the event of a termination without cause.

Tax Deductibility of Executive Compensation. Section 162(m) of the Code limits the tax deduction to TeamStaff to $1 million for compensation paid to any of the executive officers unless certain requirements are met. The management resources and compensation committee has considered these requirements and the regulations. It is the management resources and compensation committee's present intention that, so long as it is consistent with its overall compensation objectives, substantially all executive compensation be deductible for United States federal income tax purposes. The management resources and compensation committee believes that any compensation deductions attributable to options granted under the employee stock option plan currently qualify for an exception to the disallowance under Section 162(m). Future option grants to executive officers under the TeamStaff employee stock option plans will be granted by the management resources and compensation committee.

                                      By the Management Resources and
                                      Compensation Committee of
                                      the Board of Directors of TeamStaff, Inc.

                                      T. Stephen Johnson
                                      Karl W. Dieckmann
                                      Martin Delaney

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                           (Individual Grants)

                                                         Percentage of
                               No. of Securities         Total Options/
                                   Underlying           Granted in Fiscal         Exercise of Base
      Name                      Options Granted               Year                 Price Per Share      Expiration Date
      ----                      ---------------               ----                 ---------------      ---------------
T. Kent Smith                       400,000                    77%                     $3.00                6/18/2008
Rick J. Filippelli                   50,000                    10%                     $2.29                9/15/2008
Elizabeth Hoaglin                         0                     0%                         -                        -
Edmund Kenealy                            0                     0%                         -                        -
Wayne Lynn                                0                     0%                         -                        -
Gerard A. Romano                     10,000                     2%                     $3.00               11/19/2007

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth information with respect to the named executive officers concerning exercise of stock options and SARs during the last fiscal year and the value of unexercised options and SARs held as of the year ended September 30, 2003.

                                                       NUMBER OF
                                                       SECURITIES                  VALUE OF
                                                       UNDERLYING                UNEXERCISED
                                                       UNEXERCISED               IN-THE-MONEY
                            SHARES                 OPTIONS/SARS AS OF           OPTIONS AS OF
                           ACQUIRED                SEPTEMBER 30, 2003         SEPTEMBER 30, 2003
                              ON       VALUE           EXERCISABLE/              EXERCISABLE/
     NAME                  EXERCISE   REALIZED        UNEXERCISABLE            UNEXERCISABLE(1)
-----------------------------------------------------------------------------------------------
T. Kent Smith                 0          $0          100,000/300,000             $0/$0
Rick J. Filippelli            0          $0          0/50,000                    $0/$111,500
Elizabeth Hoaglin             0          $0          67,142/0                    $0/$0
Edmund Kenealy                0          $0          35,000/25,000               $0/$0
Wayne Lynn                    0          $0          47,500/25,000               $0/$0
Gerard A. Romano              0          $0          20,000/10,000               $0/$0

(1) Based upon a closing sales price of the Common Stock at $2.23 per share on September 30, 2003.

STOCK OPTION PLANS

In April 1990, the Board of Directors adopted the 1990 Employees Stock Option Plan (the "1990 Plan"), which was approved by shareholders in August 1990. The 1990 Plan provided for the grant of options to purchase up to 285,714 shares of TeamStaff's common stock. Under the terms of the 1990 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").

In April 1990, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the "Director Plan"), which was approved by shareholders in August, 1991 and amended in March 1996. The Director Plan provided for issuance of a maximum of 142,857 shares of common stock upon the exercise of stock options arising under the Director Plan.

In April 1990, the Board of Directors adopted and in August, 1990, TeamStaff's shareholders approved the Senior Management Incentive Plan (the "Management Plan") for use in connection with the issuance of stock, options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to TeamStaff and its subsidiaries. A total of 1,428,571 shares of common stock were reserved for issuance under the Management Plan.

The forgoing plans have expired and options are no longer being granted under these plans.

2000 EMPLOYEE STOCK OPTION PLAN

In the fiscal year 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the "2000 Plan") to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff's common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the approved 2000 Plan, options granted there under may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's"). As of September 30, 2003, there were 109,995 options outstanding under the 2000 Plan.

The 2000 Plan is administered by the Management Resources and Compensation Committee designated by the Board of Directors. The Management Resources and Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Committee has full authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto.

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

The Management Resources and Compensation Committee may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay the exercise price or any taxes that may arise in connection with the exercise or cancellation of an option. The Management Resources and Compensation Committee can also permit the payment of the exercise price in the common stock of the Corporation held by the optionee for at least six months prior to exercise.

NON-EXECUTIVE DIRECTOR PLAN

In fiscal 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the "Director Plan") to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September 1st, pro rata, based on the time the director has served in such capacity during the previous year. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Director Plan replaced the previous Director Plan that expired in April 2000.

Under the Director Plan, the exercise price for options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the Stock Option Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of TeamStaff or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five (5) years from the date of grant. The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. As of September 30, 2003, there were 75,000 options held by directors outstanding under the Director Plan.

SHAREHOLDER RETURN PERFORMANCE PRESENTATION

Set forth herein is a line graph comparing the total returns (assuming reinvestment of dividends) of TeamStaff's common stock, the Standard and Poor Industrial Average, and an industry composite consisting of a group of four peer issuers selected in good faith by TeamStaff. TeamStaff's common stock is listed for trading in the NASDAQ National market and is traded under the symbol "TSTF".

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                       ASSUMES INITIAL INVESTMENT OF $100
                                 SEPTEMBER 2003

                     1998        1999        2000       2001       2002       2003
Teamstaff Inc      $100.00     $103.01     $ 92.49     $166.55    $78.03     $ 60.00
S&P 500            $100.00     $127.81     $144.78     $106.24    $84.48     $105.09
Peer Group         $100.00     $ 62.93     $177.37     $126.79    $63.95     $ 62.97

NOTES

(1) Assumes that the value of the investment in TeamStaff's Common Stock and each index was $100 on September 30, 1998 and that dividends were reinvested at years ended September 30th.

(2) Industry composite includes Administaff, Gevity HR, Team America Corp., Cross Country Healthcare, Medical Staffing Network Holdings, On Assignment, and Rehabcare Group. The industry composite has been determined in good faith by management to represent entities that compete with TeamStaff in certain of its significant business segments. Management does not believe there are any publicly held entities that compete with all TeamStaff's business segments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 12, 2003 with respect to each director, each of the named executive officers as defined in
Item 402(a)(3), and directors and executive officers of TeamStaff as a group, and to the persons known by TeamStaff to be the beneficial owner of more than five percent of any class of TeamStaff's voting securities. At December 12, 2003, TeamStaff had 15,714,229 outstanding.

                                      Number of Shares     Percent of Company's
         Name of Shareholder         Currently Owned (1)    Outstanding Stock
-------------------------------------------------------------------------------
Martin J. Delaney (2)                        68,663                0.4%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Karl W. Dieckmann (3)                       102,352                0.7%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Ben J. Dyer (4)                              22,526                0.1%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Rick J. Filippelli (5)                            0                0.0%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Elizabeth Hoaglin (6)                        67,428                0.4%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

T. Stephen Johnson (7)                      274,011                1.7%
C/o T. Stephen Johnson &
  Associates, Inc.
3650 Mansell Road, Suite 200
Alpharetta, GA 30022

Edmund Kenealy (8)                           68,031                0.4%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Wayne Lynn (9)                               79,620                0.5%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Rocco Marano (10)                            28,857                0.2%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Timothy Nieman (11)                               0                0.0%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Gerard A. Romano (12)                        25,000                0.2%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

T. Kent Smith (13)                          100,000                0.6%
C/o TeamStaff, Inc.
300 Atrium Drive
Somerset, NJ 08873

Wachovia Corp (14)                        2,822,417               18.0%
One First Union Center
Charlotte, NC 28288

Nationwide Financial Services (15)        2,256,488               14.3%
One Nationwide Plaza
Mail Stop 01-12-13
Columbus, OH 43215

All officers and directors as a
group (12) persons                          836,488                5.3%
(2,3,4,5,6,7,8,9,10,11,12,13)

(1) Ownership consists of sole voting and investment power except as otherwise noted.

(2) Includes options to purchase 16,428 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock. Also includes warrants to purchase 10,000 shares of TeamStaff's common stock.

(3) Includes options to purchase 16,428 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(4) Includes options to purchase 5,000 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(5) Excludes unvested options to purchase 50,000 shares of TeamStaff's common stock.

(6)      Includes options to purchase 67,142 shares of TeamStaff's common stock.

(7) Includes an aggregate of 147,790 shares owned by or on behalf of certain of the holder's family members and as to which shares the listed holder expressly disclaims beneficial ownership. Includes options to purchase 10,000 shares of TeamStaff's common stock, and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(8)      Includes options to purchase 60,000 shares of TeamStaff's common stock.

(9) Includes options to purchase 47,500 shares of TeamStaff's common stock and excludes unvested options to purchase 25,000 shares of TeamStaff's common stock.

(10) Includes warrants to purchase 2,000 shares of TeamStaff's common stock, options to purchase 5,000 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(11) Excludes unvested options to purchase 50,000 shares of TeamStaff's common stock.

(12) Includes options to purchase 25,000 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(13) Includes options to purchase 100,000 shares of TeamStaff's common stock and excludes unvested options to purchase 300,000 shares of TeamStaff's common stock.

(14) Wachovia Corporation obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.

(15) Nationwide Financial Services obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning employment and severance agreements with, and compensation of, the Corporation's executive officers and directors, see "Executive Compensation". The Directors' Plan provides that directors, upon joining the Board, and for one year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

Effective August 31,2001, TeamStaff, Inc. completed its acquisition of BrightLane. As a result of a reverse subsidiary merger with a subsidiary of TeamStaff, BrightLane is now a wholly owned subsidiary of TeamStaff.

In connection with the transaction, persons holding BrightLane options to acquire approximately 2.1 million BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. TeamStaff made recourse loans of approximately $1.0 million principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans are repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. As of September 30, 2003, approximately $0.7 million of these loans has been repaid or forgiven. All loans must be repaid in cash with the exception of one loan. Under the terms of TeamStaff's employment agreement with an executive officer of TeamStaff's BrightLane subsidiary, the loan ($131,000) was forgiven over a two-year period of time. One of our current directors, Ben J. Dyer, was a former shareholder of Brightlane, and received a loan in the amount of $67,840 in connection with the transaction. The loan was on the same terms as provided to all other option holders of BrightLane. The loan was made and repaid prior to Mr. Dyer joining the Board.

Wachovia Corporation, through an affiliate held all of the BrightLane Series B Preferred stock, and therefore owns 2,822,417 shares of TeamStaff's Common Stock (approximately 18%). In addition, Nationwide Financial Services, Inc. held all of the BrightLane Series C Preferred stock, and therefore owns 2,256,488 shares of TeamStaff's Common Stock (approximately 14%).

As part of its acquisition of BrightLane, completed in August 2001, TeamStaff entered into a two-year, extendable marketing relationship with First Union Corporation (renamed Wachovia). The Wachovia relationship provided TeamStaff with the ability to market its PEO services to Wachovia's small business customers through Wachovia's network of small business bankers. TeamStaff received written notice from Wachovia terminating the agreement effective as of October 14, 2003. Wachovia Corporation continues as a major shareholder of TeamStaff's stock.

Under the terms governing the transaction, certain option holders were restricted from selling TeamStaff shares acquired from the exercise of their BrightLane options for a period of up to two years. T. Stephen Johnson and his spouse, Mary Johnson, also a former director of BrightLane, were the only option holders who exercised their options and who were subject to these lockup provisions. Due to the significant rise in TeamStaff's stock price and the significant increase in the amount of the tax loans to be made to T. Stephen Johnson and Mary Johnson, the Board of Directors of TeamStaff concluded it would be more appropriate to allow Mr. and Mrs. Johnson to sell a portion of their TeamStaff shares to cover their tax liability rather than carry a large loan receivable on TeamStaff's financial statements. The Board therefore agreed to allow the sale of up to 40% of Mr. and Mrs. Johnson's option shares (approximately 56,230 TeamStaff shares) as an exempt transaction under SEC Rule 16(b)(3).

Under the terms of the agreements governing the BrightLane transaction, TeamStaff agreed to register for resale shares obtained by former BrightLane shareholders who would be deemed "affiliates" under SEC rules and regulations. The registration statement includes 6,096,946 shares of common stock owned by these persons. Certain former shareholders of BrightLane, who are selling security holders, including First Union Corporation, Nationwide Financial Services and T. Stephen Johnson agreed to the terms of a "lockup" agreement whereby they have agreed that the shares of TeamStaff obtained by them may only be sold as follows: commencing on the first anniversary of the transaction (August 31, 2002) 50% of the acquired shares may be sold and commencing on the second anniversary the remaining shares may be sold. The Board of Directors has reserved the right to release all of part of the shares from the lockup prior to its expiration.

In addition, three persons who served as directors of TeamStaff, John H. Ewing, Rocco J. Marano and Charles R. Dees, Jr. agreed to step down as directors upon consummation of the transaction with BrightLane. Effective September 4, 2001, these persons resigned as directors. In connection with the termination of their services, these individuals received 1,000 warrants for each year of service on the TeamStaff Board of Directors (an aggregate of 16,000 warrants). The grant of the warrants was approved by the Board of Directors as an exempt transaction under SEC Rule 16(b)(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

As described in greater detail earlier in this Annual Report on Form 10-K (see
Item 9 - "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure), Lazar Levine & Felix LLP served as our independent auditor for the fiscal year ended September 30, 2003 and PricewaterhouseCoopers LLP and Arthur Andersen, LLP served as our independent auditors during the fiscal year ended September 30, 2002. As described above, Lazar Levine & Felix LLP also provided audit services to us in connection with the audit of our financial statements for the fiscal year ended September 30, 2002. The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended September 30, 2003, and September 30, 2002, and fees billed for other services rendered by our independent auditors during those periods.

                                 Fiscal Years Ended September 30,
                                   2003                   2002
                                 --------               --------
Audit Fees (1)                   $284,000               $503,000
Audit-Related Fees (2)             34,000                      0
Tax Fees (3)                      186,000                130,000
All Other Fees (4)                 24,000                231,000
                                 --------               --------
Total                            $528,000               $864,000
                                 ========               ========

(1) Audit services consist of audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards. During the fiscal year ended September 30, 2002, we paid and/or accrued an aggregate of $293,000 to PricewaterhouseCoopers, $15,000 to Arthur Andersen, and $195,000 to Lazar, Levine & Felix LLP for fees related to the audit of our financial statements.

(2) Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements. During the fiscal year ended September 30, 2002, we did not pay any additional fees to our auditing firms for any assurance and related services related to such firms' audit services other than as reported under the caption "Audit Fees."

(3) Tax services consist of all services performed by the independent auditor's tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice. During the fiscal year ended September 30, 2002, we paid and/or accrued an aggregate of $26,000 to PricewaterhouseCoopers and $104,000 to Lazar, Levine & Felix LLP for tax provision review and tax compliance services.

(4) Other services consist of those service not captured in the other categories. During the fiscal year ended September 30, 2003, we paid and/or accrued an aggregate of $24,000 to Lazar, Levine & Felix LLP. During the fiscal year ended September 30, 2002, we paid and/or accrued an aggregate of $231,000 in fees to PricewaterhouseCoopers for various due diligence, advisory services and benefit reconciliations.

Our Audit Committee has determined that the services provided by our independent auditors and the fees paid to them for such services has not compromised the independence of our independent auditors.

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year's audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year for each of four categories of services provided by the independent auditor to the Audit Committee for approval. The four categories of services provided by the independent auditor are as defined in the footnotes to the fee table set forth above. In addition, management will also provide to the Audit Committee for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Audit Committee will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires separate pre-approval before engaging the independent auditor. To ensure prompt handling of unexpected matters, the Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K(a)

         1. Financial Statements

         The financial statements and schedules of TeamStaff are included in
         Part II, Item 8 of this report beginning on page F-1 and including page S-1.

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

EXHIBIT
  NO.                                  DESCRIPTION
2.1 --Plan and Agreement of Merger and Reorganization dated as of October 29, 1998 among the Company, the merger corporations (as defined), the TeamStaff Entities and certain individuals and trusts as shareholders of the TeamStaff entities (filed as Exhibit A to Proxy Statement of Digital Solutions, Inc, dated November 12, 1998).

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

2.4 --Form of Asset Purchase Agreement between TeamStaff, Inc and Gevity HR, Inc. dated as of November 14, 2003 (filed as Exhibit 2 to Form 8K dated November 14, 2003)

3.1 --Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).

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

10.4 --Form of Agreement between TeamStaff Inc. and Donald & Co. Securities, Inc. (filed as Exhibit 10.27 to Form S-3/A dated June 28, 2000).

10.5 --Employment Agreement dated October 1, 1999 between TeamStaff, Inc.and Donald Kappauf (filed as Exhibit 10.32 to Form S-3/A dated June 28,
         2000).

10.6 --Employment Agreement dated October 1, 1999 between TeamStaff, Inc.and Donald Kelly (filed as Exhibit 10.33 to Form S-3/A dated June 28,
         2000).

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

10.12 --Form of Severance Agreement dated as of May 22, 2002 between the Registrant and Donald Kappauf.

10.13 --Form of Severance Agreement dated as of May 22, 2002 between the Registrant and Donald Kelly.

10.14 --Form of Loan and Security Agreement dated as of April 9, 2002 by and among the Registrant, its subsidiaries and Fleet National Bank

10.15 --Form of Master Note dated as of April 9, 2002 by and by and among the Registrant, its subsidiaries and Fleet National Bank.

10.16* --Form of Employment Agreement made as of June 18, 2003 between TeamStaff, Inc. and T. Kent Smith.

14.1* --Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller.

21.0*    --Subsidiaries of Registrants.

23.1*    --Consent of Lazar Levine and Felix LLP.

31.1 --Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2 --Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1 --Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)      Reports on Form 8-K

         On August 18, 2003, TeamStaff filed a report on Form 8-K under Item 5 Other Events and Item 9 Regulation FD Disclosure in connection with its earnings release for the fiscal quarter ended June 30, 2003.

         On September 2, 2003, TeamStaff filed a report on Form 8-K in connection with its employment of Rick J. Filippelli as its Vice President, Finance and Chief Financial Officer.

(c)      Exhibits. See Item (a)(3) above.

(d) Valuation of qualifying accounts. See Schedule I annexed to the financial statements.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TEAMSTAFF, INC.

                                           /s/T. Kent Smith
                                           -------------------------------------
                                           T. Kent Smith
                                           President and Chief Executive Officer

                                           /s/ Rick Filippelli
                                           -------------------------------------
                                           Rick Filippelli
                                           Vice President Finance and Chief
                                           Financial Officer

Dated: December 22, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ T. Stephen Johnson       Chairman of the Board          December 22, 2003
------------------------
T. Stephen Johnson

/s/ Karl W. Dieckmann        Vice-Chairman of the Board     December 22, 2003
------------------------
Karl W. Dieckmann

/s/ Martin J. Delaney        Director                       December 22, 2003
------------------------
Martin J. Delaney

/s/ Ben J. Dyer              Director                       December 22, 2003
------------------------
Ben J. Dyer

/s/ Rocco Marano             Director                       December 22, 2003
------------------------
Rocco Marano

/s/ T. Kent Smith            President, Chief Executive     December 22, 2003
------------------------     Officer and Director
T. Kent Smith

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Page
                                                                                     ----
Report Of Independent Public Accountants                                             F-2

Report Of Predecessor Independent Public Accountants                                 F-3

Consolidated Balance Sheets As Of September 30, 2003 and 2002                        F-4

Consolidated Statements Of Income and Comprehensive Income For The Years Ended
    September 30, 2003, 2002, and 2001                                               F-6

Consolidated Statements Of Shareholders' Equity For The Years Ended
    September 30, 2003, 2002, and 2001                                               F-7

Consolidated Statements Of Cash Flows For The Years Ended
    September 30, 2003, 2002, and 2001                                               F-8

Notes To Consolidated Financial Statements                                           F-9

Schedule I -- Valuation And Qualifying Accounts For The Years Ended
    September 30, 2003, 2002, and 2001                                               S-1

Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of TeamStaff, Inc.
Somerset, NJ:

We have audited the accompanying consolidated balance sheets of TeamStaff, Inc. as of September 30, 2003 and 2002, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in Part IV, Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeamStaff, Inc. as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of TeamStaff, Inc. as of September 30, 2001, and for the years ended September 30, 2001 and 2000, before the restatement described in Note (13), were audited by other auditors who have ceased operations and whose report dated January 1, 2002, expressed an unqualified opinion on those statements. We audited the adjustments described in Note (13) that were applied to restate the 2001 financial statements, and in our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit or apply any procedures to the 2001 financial statements of the Company, other than with respect to such adjustments and, accordingly we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

                                                      Lazar, Levine & Felix LLP

New York, NY
December 1, 2003

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

                        TEAMSTAFF, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)

                                   Page 1 of 2

                                                                       2003        2002
                                                                     --------    --------
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $  4,329    $ 12,455
   Restricted cash                                                      1,264         129
   Accounts receivable, net of allowance for doubtful accounts
       of $142 and $17 at September 30, 2003 and 2002                   4,926       7,617
   Deferred tax asset                                                       -       1,791
   Prepaid workers' compensation                                        3,645       2,341
   Other current assets                                                 1,447       3,069
                                                                     --------    --------
                        Total current assets                           15,611      27,402
                                                                     --------    --------

EQUIPMENT AND IMPROVEMENTS:
   Equipment                                                            2,628       2,603
   Computer equipment                                                   1,073       1,025
   Computer software                                                    1,060         606
   Leasehold improvements                                                 146         129
                                                                     --------    --------
                                                                        4,907       4,363

   Less - accumulated depreciation and amortization                    (3,689)     (3,341)
                                                                     --------    --------
                        Equipment and improvements, net                 1,218       1,022
                                                                     --------    --------

DEFERRED TAX ASSET                                                     14,875       6,680

TRADENAME                                                               4,199       4,199

AMORTIZED INTANGIBLE-PENSION                                                -         612

GOODWILL                                                                1,710       1,710

OTHER ASSETS                                                              555         915

ASSETS HELD FOR SALE                                                   22,449      51,426
                                                                     --------    --------

TOTAL ASSETS                                                         $ 60,617    $ 93,966
                                                                     ========    ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)

                                   Page 2 of 2

                                                                   2003        2002
                                                                 --------    --------
                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                            $     61    $     59
    Accounts payable                                                  669       1,400
    Accrued payroll                                                 2,856       1,784
    Deferred tax liability                                            538           -
    Accrued expenses and other current liabilities                  3,181       6,222
                                                                 --------    --------
                      Total current liabilities                     7,305       9,465

LONG-TERM DEBT, net of current portion                                 94         147
ACCRUED PENSION LIABILITY                                           1,724       1,271
LIABILITIES HELD FOR SALE                                          16,384      18,344
                                                                 --------    --------
                       Total liabilities                           25,507      29,227
                                                                 --------    --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $.10 par value; authorized 5,000 shares;
      0 issued and outstanding                                          -           -
    Common stock, $.001 par value; authorized 40,000 shares;
        issued 16,267 and 16,229; outstanding 15,714 and
        15,899, respectively                                           16          16
    Additional paid-in capital                                     65,256      65,200
    Accumulated retained (deficit) earnings                       (27,572)      1,313
    Accumulated comprehensive losses                                 (273)       (142)
    Treasury stock, 553 and 330 shares at cost, respectively       (2,317)     (1,648)
                                                                 --------    --------
                          Total shareholders' equity               35,110      64,739
                                                                 --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 60,617    $ 93,966
                                                                 ========    ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                For the Years Ended September 30,
                                                                                                          2001
                                                                                 2003         2002     As Restated
                                                                                --------    --------   -----------
REVENUES                                                                        $ 62,805    $ 79,820    $ 69,054

DIRECT EXPENSES                                                                   50,615      63,796      54,730
                                                                                --------    --------    --------
    Gross profit                                                                  12,190      16,024      14,324

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                                                      14,766      12,085       9,433

DEPRECIATION AND AMORTIZATION                                                        329         198         379
                                                                                --------    --------    --------

    (Loss) income from continuing operations                                      (2,905)      3,741       4,512
                                                                                --------    --------    --------
OTHER INCOME (EXPENSE):
    Interest income                                                                  588       1,057         911
    Interest expense                                                                (220)       (167)       (419)
    Other income (expense)                                                            13          60          48
                                                                                --------    --------    --------

                                                                                     381         950         540
                                                                                --------    --------    --------
    (Loss) income before tax                                                      (2,524)      4,691       5,052

INCOME TAX BENEFIT (EXPENSE)                                                         930      (1,717)     (2,097)
                                                                                --------    --------    --------
    (Loss) income before extraordinary item and discontinued operations           (1,594)      2,974       2,955

EXTRAORDINARY ITEM - EARLY EXTINGUISTMENT OF DEBT, NET OF TAX BENEFIT OF $256          -           -        (354)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX BENEFIT (EXPENSE) OF
$2,946, $(68), AND $834                                                          (27,291)        101      (1,253)
                                                                                --------    --------    --------
            Net (loss) income                                                    (28,885)      3,075       1,348

OTHER COMPREHENSIVE EXPENSE:
    Minimum pension liability adjustment, net of tax                                (131)        (79)        (63)
                                                                                --------    --------    --------

COMPREHENSIVE INCOME                                                            $(29,016)   $  2,966    $  1,285
                                                                                ========    ========    ========

EARNINGS PER SHARE - BASIC
    (Loss) income from continuing operations before extraordinary item          $  (0.10)   $   0.18    $   0.34
    Extraordinary item                                                                 -           -       (0.04)
    (Loss) income from discontinued operations                                     (1.74)       0.01       (0.14)
                                                                                --------    --------    --------
    Net (loss) income                                                           $  (1.84)   $   0.19    $   0.16
                                                                                ========    ========    ========

EARNINGS PER SHARE - DILUTED
    (Loss) income from continuing operations before extraordinary item          $  (0.10)   $   0.18    $   0.33
    Extraordinary item                                                                 -           -       (0.04)
    (Loss) income from discontinued operations                                     (1.74)       0.01       (0.14)
                                                                                --------    --------    --------
    Net (loss) income                                                           $  (1.84)   $   0.19    $   0.15
                                                                                ========    ========    ========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING - BASIC                                             15,732      16,014       8,693
                                                                                ========    ========    ========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND EQUIVALENTS OUTSTANDING - DILUTED                           15,732      16,183       8,907
                                                                                ========    ========    ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                             Accumulated
                                                 Additional   Retained    Receivable                         Other         Total
                                 Common Stock      Paid-In    Earnings/      From       Treasury Stock   Comprehensive  Shareholders
                               Shares    Amount    Capital    (Deficit)   Shareholder  Shares    Amount       Loss         Equity
                               -----------------------------------------------------------------------------------------------------
BALANCE,
September 30, 2000              7,975   $      8  $ 21,297     $ (3,110)     $  -         35   $   (136)     $    -       $ 18,059

Common stock repurchased            -          -         -            -         -         52       (366)          -           (366)
Exercise of stock options          17          -        16            -         -          -          -           -             16
Exercise of stock warrants         73          -       179            -         -          -          -           -            179
Common stock issued in
    connection with the
    acquisition of BrightLane   8,066          8    41,892            -         -          -          -           -         41,900
Common stock issued in
    connection with the
    acquisition of HR2             89          -       300            -         -          -          -           -            300
Settlement of certain
    escrow shares                 (55)         -      (340)           -         -          -          -           -           (340)
Stock sold to director             10                   40            -         -          -          -           -             40
Receivable from shareholder
    in connection with
    option exercise                14          -        90            -       (90)         -          -           -              -
Non-cash compensation expense
    related to warrants             -          -        70            -         -          -          -           -             70
Minimum pension
    liability adjustment                                                                                        (63)           (63)
Net income, as restated             -          -         -        1,348         -          -          -           -          1,348
----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
September 30, 2001             16,189         16    63,544       (1,762)      (90)        87       (502)        (63)        61,143
As Restated

Common stock repurchased            -          -         -            -         -        243     (1,146)          -         (1,146)
Exercise of stock options          37          -       129            -         -          -          -           -            129
Exercise of stock warrants          3          -        14            -         -          -          -           -             14
Repayment of loan
    to Shareholder                  -          -         -            -        90          -          -           -             90
Income tax benefit from stock
    options exercised               -          -     1,513            -         -          -          -           -          1,513
Minimum pension liability
    adjustment                      -          -         -            -         -          -          -         (79)           (79)
Net income                          -          -         -        3,075         -          -          -           -          3,075
----------------------------------------------------------------------------------------------------------------------------------
BALANCE,                       16,229         16    65,200        1,313         -        330     (1,648)       (142)        64,739
September 30, 2002

Common stock repurchased
    to treasury                     -          -         -            -         -        251       (782)          -           (782)
Common stock retirement
    from treasury                 (28)         -      (113)           -         -        (28)       113           -              -
Common stock issued in
    connection with buyout
    obligation of Corporate
    Staffing Concepts              27          -        79            -         -          -          -           -             79
Minimum pension liability
    adjustment                      -          -         -            -         -          -          -        (131)          (131)
Stock sold to director             39                   90            -         -          -          -           -             90
Net loss                            -          -         -      (28,885)        -          -          -           -        (28,885)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE,
September 30, 2003             16,267   $     16  $ 65,256     $(27,572)     $  -        553   $ (2,317)     $ (273)      $ 35,110
==================================================================================================================================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                               For the Years Ended September 30,
                                                                                                          2001
                                                                                2003        2002       As Restated
                                                                              --------    --------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income from continuing operations                              $ (1,594)   $  2,974       $  2,601
    Adjustments to reconcile net income to net
    cash provided by operating activities, net of acquired businesses:
Deferred income taxes                                                           (1,083)      1,173           (123)
    Depreciation and amortization                                                  329         198            379
    Provision for doubtful accounts                                                128           -             46
    Non-cash write-off of deferred financing cost                                    -           -            435
    Pension amortization                                                           612          58             59
    Non-cash compensation expense related to warrants                                -           -             70
Changes in operating assets and liabilities, net of acquired businesses:
    Decrease (increase) in accounts receivable                                   2,563       2,259         (3,010)
    Decrease (increase) in other current assets                                    320      (4,296)          (466)
    (Increase) in other assets                                                  (4,963)       (117)        (1,326)
    (Decrease) increase in accounts payable, accrued
        expenses and other current liabilities                                  (2,162)       (733)         3,085
    (Increase) decrease in restricted cash                                      (1,135)          -            246
    Increase in pension liability                                                  453         267          1,004
Change in net assets held for sale                                              27,017      (3,169)           278
(Loss) from discontinued operations                                            (27,291)        101         (1,251)
                                                                              --------    --------       --------

                    Net cash (used in) provided by operating activities         (6,806)     (1,285)         2,027

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of equipment and leasehold improvements                             (525)       (449)          (113)
    Acquisition of businesses, net of cash acquired                                  -           -         12,151
    Earn out provision on prior acquisition                                         79           -              -
                                                                              --------    --------       --------

                    Net cash (used in) provided by investing activities           (446)       (449)        12,038

CASH FLOWS FROM FINANCING ACTIVITIES:
    Retirement of treasury stock                                                   113           -              -
    Principal payments on long-term debt                                             -           -         (6,983)
    Payments on revolving line of credit                                             -           -           (899)
    Net proceeds from issuance of preferred stock                                    -           -          3,500
    Repayments on capital leases obligations                                       (51)        (57)           (49)
    Net proceeds from issuance of common stock, net of expenses                    (23)          -             40
    Net proceeds from the exercise of stock options and warrants                     -         144            195
    Common shares repurchased                                                     (782)     (1,146)          (366)
    Repayment of loan from Shareholder                                               -          90              -
    Net comprehensive expense on pension                                          (131)        (79)           (63)
    Income tax benefit on stock options exercised                                    -       1,512              -
                                                                              --------    --------       --------
                    Net cash (used in) provided by financing activities           (874)        464         (4,625)

                    Net (decrease) increase in cash and cash equivalents        (8,126)     (1,270)         9,440
                                                                              --------    --------       --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  12,455      13,725          4,285
                                                                              --------    --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $  4,329    $ 12,455       $ 13,725
                                                                              ========    ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
    Cash paid during the year for-
    Interest                                                                  $    144    $    168       $  1,892
    Income taxes                                                                   556       1,190            797
SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
    Fair value of escrow shares received in settlement                               -           -            340
    Note receivable in connection with sale of regional office (El Paso)             -         125            425
    Retirement of preferred stock                                                    -           -          3,500
    Receivable from shareholder in connection with option exercised                  -           -             90

During fiscal 2001 TeamStaff issued common stock valued at $41.9 million in connection with the acquisition of BrightLane.com and HR2.

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS:

         TeamStaff, Inc., a New Jersey corporation, was founded in 1969 as a payroll service company and has evolved into a leading provider of outsourced business solutions focusing on human resource services to a wide variety of industries in 50 states. TeamStaff's corporate headquarters is in Somerset, New Jersey and it has offices located in Clearwater, Florida, Woburn, Massachusetts, and Alpharetta, Georgia. TeamStaff's wholly-owned subsidiaries include TeamStaff Rx, Inc., DSI Staff ConnXions-Northeast Inc., DSI Staff ConnXions-Southwest Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc., and BrightLane.com, Inc. When we use the term TeamStaff, sometimes we will mean TeamStaff and its subsidiaries.

         As of the fiscal year ended September 30, 2003, TeamStaff provided a variety of employment related services through three business units:
         (1) Its TeamStaff Rx unit provides medical allied health professionals and nurses to doctors' offices and medical facilities throughout the United States on a temporary or permanent basis; (2) the payroll services division provides customized payroll management and tax filing services to select industries, such as construction, and (3) the professional employer organization, or PEO, division provided comprehensive human resource management and administrative services, including payroll administration and payroll tax filing, procurement and administration of employee benefit plans, procurement and administration of workers' compensation insurance, management of employment related risks, and assistance in compliance with employment-related laws and regulations. We believe our medical staffing subsidiary is one of the top providers in the niche medical imaging field, placing temporary employees for over 550 clients. The payroll processing division processes payrolls for approximately 750 clients with more than 30,000 employees. BrightLane, an acquired business unit that is not engaged in the provision of employment related services, applies many of its core competencies towards internal technology enablement and the integration of various disparate systems used in TeamStaff's operating entities.

         Effective November 17, 2003, TeamStaff sold certain of the assets of the subsidiaries through which it operated its PEO business to Gevity HR, Inc. for the sum of $9.5 million in cash, $2.5 million of which has been placed in escrow. The escrowed sum will be released after 90 days from the November 17, 2003, closing, but is subject to downward adjustment based on any reduction in annualized administrative fees payable by the former TeamStaff PEO clients. Any such downward adjustment may be offset by annualized administrative fees of certain clients produced by former TeamStaff sales representatives during the 90-day period. The assets sold consisted primarily of client contracts, marketing agreements and internally developed software for use in reconciling certain benefit provider monthly invoices. As part of the transaction, Gevity HR, Inc. agreed, among other things, to hire certain former TeamStaff employees assigned to the PEO division and assume certain of TeamStaff's lease obligations. Further, TeamStaff agreed to a non-competition agreement which prohibits us from engaging in the PEO business for a period of five years. As a result of the transaction with Gevity, our internal corporate employee staff was reduced by approximately 95 persons, and our workforce staff was reduced by approximately 17,000 worksite employees. See also Note 3 "Subsequent Events/Discontinued Operations".

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

         The financial statements related to fiscal year 2001 contained in these financial statements have been restated to reflect certain adjustments which are described in detail in Note 13.

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

         The Medical Staffing revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff's direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally, included in revenue related to medical staffing are commissions from permanent placements. Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer's workforce as a permanent employee.

         The Payroll services revenue is recognized as service is rendered and consists primarily of administrative service fees charged to clients for the processing of paychecks as well as preparing quarterly and annual payroll related reports.

         In connection with its discontinued operation, TeamStaff's professional employer organization division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees; and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings were invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff had included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumed as an employer, regardless of whether it actually collected its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff changed its presentation of PEO revenues from the gross method to an approach that presented its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff was not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both the revenue and direct costs for fiscal years ended September 30, 2003, 2002 and 2001 by $409.0 million, $485.1 million and $483.8 million, respectively, but had no effect on gross profit, operating income
         (loss) or net income (loss). The above amounts have now been reflected as part of income (loss) from discontinued operations in the consolidated financial statements. Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs did not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities were comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums.

     CONCENTRATIONS OF CREDIT RISK-

         Financial instruments that potentially subject TeamStaff to concentrations of credit risk consist principally of cash and accounts receivable. TeamStaff maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. TeamStaff monitors the financial health of these banking institutions.

         TeamStaff's customer base consists of over 1,300 client companies, representing approximately 30,000 employees (including payroll services employees) as of September 30, 2003. TeamStaff's client base is broadly distributed throughout a wide variety of industries; however, more than 75% of the customers in the payroll processing area are in the construction industry and substantially all of TeamStaff-Rx customers are in the healthcare industry. Credit, when given, is generally granted on an unsecured basis.

     CASH EQUIVALENTS-

         For purposes of the statements of cash flows, TeamStaff considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

     RESTRICTED CASH-

         Restricted cash is in connection with a security deposit held for BrightLane's office lease, an ACH processing agreement with SunTrust Bank and for SERP obligations related to the former CEO and former CFO.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS-

         TeamStaff maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff's customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff's accounts receivable balances could grow and TeamStaff could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

         In connection with its discontinued operation, TeamStaff believed that the success of its PEO business was heavily dependent on its ability to collect these service fees for several reasons, including (i) the large volume and dollar amount of transactions processed by TeamStaff, (ii) the periodic and recurring nature of payroll, upon which the service fees were based, and (iii) the fact that TeamStaff was at risk for the payment of its direct costs regardless of whether its clients paid their service fees. To mitigate this risk, TeamStaff established very tight credit policies. TeamStaff generally required its clients to pay their service fees no later than one day prior to the applicable payroll date. In addition, TeamStaff maintained the right to terminate its Client Service Agreement and associated worksite employees or to require prepayment, letters of credit or other collateral upon deterioration in a client's financial position or upon nonpayment by a client. As a result of these efforts, the outstanding balance of accounts receivable and subsequent losses related to customer nonpayment had historically been very low as a percentage of revenues.

     FAIR VALUE-

         TeamStaff has financial instruments, none of which is held for trading purposes. TeamStaff estimates that the fair value of all financial instruments at September 30, 2003 and 2002, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by TeamStaff using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that TeamStaff could realize in a current market exchange.

     EQUIPMENT AND IMPROVEMENTS-

         Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the lease term or estimated useful life for leasehold improvements.

     ACQUIRED INTANGIBLE ASSETS-

                                              As of September 30, 2003
                                              ------------------------
                                      Gross
                                     Carrying          Accumulated
                                      Amount           Amortization         Net
(Amounts in thousands)               --------          ------------         ---
Amortized intangible assets
     Pension                            729                (729)            -
                                        ===                ====             =

                                               As of September 30, 2002
                                               ------------------------
                                      Gross
                                     Carrying          Accumulated
                                      Amount           Amortization         Net
                                     --------          ------------         ---
Amortized intangible assets
     Pension                              729                 (117)         612
                                     ========                 ====          ===

Aggregate Amortization Expense
     For year ended 9/30/03          $    612
                                     ========

     Tradename                       $  4,199
                                     ========

     IMPAIRMENT OF WACHOVIA RELATIONSHIP INTANGIBLES:

         Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. As part of its acquisition of BrightLane, completed in August 2001, TeamStaff entered into a two-year, extendable marketing relationship with First Union Corporation (renamed Wachovia). The Wachovia relationship was intended to provide TeamStaff with the ability to market its PEO services to Wachovia's small business customers through Wachovia's network of small business bankers. The relationship did not produce the anticipated number of PEO clients or worksite employees. During the fiscal quarter ended March 31, 2003, TeamStaff determined that, based on estimated future cash flows, the carrying amount of the Wachovia marketing relationship, which was assigned to TeamStaff's PEO reporting segment, exceeded its fair value by $5.7 million; accordingly, an impairment loss of that amount, as indicated by an independent outside valuation, was recognized and was included in impairment of intangible assets. TeamStaff has received written notice from Wachovia terminating the current agreement effective as of October 14, 2003. TeamStaff has therefore written-off the full remaining value of the Wachovia relationship, $1.2 million during the third fiscal quarter 2003. The impairment of these intangible assets is included in discontinued operations.

         TeamStaff determined that no impairment of its tradename existed as of September 30, 2003. TeamStaff will continue to review annually its remaining indefinite life intangible assets for possible impairment or loss of value.

              GOODWILL
              (Amounts in thousands)

                                                          Medical
                                                          Staffing
                                                          --------
         Balance as of September 30, 2002                  $1,710
         Goodwill impairment writedown                          -
         Goodwill adjustment during year                        -
                                                           ------
         Balance as of September 30, 2003                  $1,710
                                                           ======

     IMPAIRMENT OF GOODWILL:

         Goodwill is assigned to specific reporting units and, in accordance with SFAS 142, is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount may be greater than its fair value. As of the fiscal quarter ended December 31, 2002, TeamStaff carried a total of $27.2 million in goodwill. During the fiscal quarter ended March 31, 2003, TeamStaff determined that the carrying amount of the PEO reporting segment exceeded its fair value, which was estimated based on the present value of expected future cash inflows and the market approach which compares TeamStaff to other comparable entities. The decision to test for impairment was based on a variety of factors, including, but not limited to, the overall downturn in the nation's economy, the relatively recent substantial decrease in the number of TeamStaff PEO worksite employees, the performance of the Wachovia marketing relationship, the reduced valuations of individual PEOs by various market analysts and the associated market downgrade in the PEO industry generally. Accordingly, a goodwill impairment loss of $20.4 million, as indicated by an independent outside valuation, was recognized in the PEO reporting unit for the fiscal quarter ended March 31, 2003. The goodwill impairment loss is included in discontinued operations. No further goodwill impairment loss was recognized during the fiscal year.

     LONG-LIVED ASSETS-

         TeamStaff reviews it long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management of TeamStaff believes that no such events or changes in circumstances have occurred though September 30, 2003. If such events or changes in circumstances are present, a loss is recognized to the extent that the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

     WORKERS' COMPENSATION-

         TeamStaff applies loss-development factors to its open years' workers' compensation incurred losses in order to estimate fully developed losses as well as other formula driven methodologies supplied by its current third party administrator. (See Note 8)

     INCOME TAXES-

         TeamStaff accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

     RECLASSIFICATIONS

         Certain reclassifications have been made to prior years amounts to conform to the current year presentation.

     STOCK-BASED COMPENSATION

         Stock-based compensation for employees and directors is recognized using the intrinsic value method under APB No. 25. TeamStaff uses the fair value method for options issued to non-employees. For disclosure purposes, pro forma net income (loss) impacts are provided as if the fair market value method has been applied.

         In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective October 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 2.58%, 4.16%, and 4.59% in 2003, 2002, and 2001 respectively, and expected option life of 4 years. Expected volatility was assumed to be 73%, 72%, and 74% in 2003, 2002, and 2001, respectively.

         As permitted by SFAS 123, TeamStaff has chosen to continue to account for its employee stock-based compensation at their intrinsic value in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.


         (Amounts in thousands, except per                              2001
         share data)                             2003        2002    As Restated
                                                 ----        ----    -----------
         Net income(loss), as reported         $(28,885)    $3,075      $1,348
         Deduct: Total stock-based employee
            compensation expense determined
            under fair value based method
            for all awards, net of related
            tax effects                            (471)      (627)       (655)
                                               --------     ------      ------
         Pro forma net income (loss)           $(29,356)    $2,448      $  693
                                               ========     ======      ======
         Earnings (loss) per share Basic:
         As reported                           $  (1.84)    $ 0.19      $ 0.16
                                               ========     ======      ======
         Pro forma                             $  (1.87)    $ 0.15      $ 0.08
                                               ========     ======      ======
         Earnings (loss) per share Diluted:
         As reported                           $  (1.84)    $ 0.19      $ 0.15
                                               ========     ======      ======
         Pro forma                             $  (1.87)    $ 0.15      $ 0.08
                                               ========     ======      ======

         See also "Recent Accounting Standards" regarding implementation of SFAS 148.

     EARNINGS (LOSS) PER SHARE-

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

         In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

                                                 Years Ended September 30,
                                                  (Amounts in thousands,
                                                  except per share data)
                                                                          2001
                                                                           As
                                                 2003        2002       Restated
                                               -------      ------      --------
Weighted average number of common shares
  outstanding - Basic                           15,732      16,014       8,693
Incremental shares for assumed conversions
  of stock options/warrants                          -         169         214
                                                ------      ------       -----
Weighted average number of common and
  equivalent shares outstanding-Diluted         15,732      16,183       8,907
                                                ======      ======       =====

         Stock options and warrants outstanding at September 30, 2003, 2002, and 2001 to purchase 1,456,900, 257,298, and 157,006 shares of common stock respectively were not included in the computation of Diluted EPS as they were antidilutive.

     COMPREHENSIVE INCOME(LOSS):

         TeamStaff has comprehensive losses resulting from its Supplemental Executive Retirement Plan (SERP) (See Notes 12 and 13). When TeamStaff's SERP obligations were measured at September 30, 2003, the amount of the Projected Benefits Obligation (PBO) exceeded the recorded SERP liability. This was due to the fact that rates earned on fixed income investments steadily decreased. The discount rates used in the PBO calculations dropped from 7.5% in September 2001 to 6.5% in September 2002, and to 5.5% in 2003. These changes resulted in a comprehensive loss net of tax in fiscal year 2003 of $131,000, in fiscal year 2002 of $79,000 and in fiscal year 2001 of $63,000. No other sources of comprehensive gains or losses occurred.

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

(3) SUBSEQUENT EVENT/DISCONTINUED OPERATIONS:

         Effective November 17, 2003, TeamStaff sold certain of the assets of the subsidiaries through which it operated its PEO business to Gevity HR, Inc. for the sum of $9.5 million in cash, $2.5 million of which has been placed in escrow. The escrowed sum will be released after 90 days from the November 17, 2003, closing, but is subject to downward adjustment based on any reduction in annualized administrative fees payable by the former TeamStaff PEO clients. Any such downward adjustment may be offset by annualized administrative fees of certain clients produced by former TeamStaff sales representatives during the 90-day period. The assets consisted primarily of client contracts, marketing agreements and internally developed software for use in reconciling certain benefit provider monthly invoices. As part of the transaction, Gevity HR, Inc. agreed, among other things, to hire certain former TeamStaff employees assigned to the PEO division and assume certain of TeamStaff's lease obligations.

         In conjunction with the sale of its PEO assets to Gevity HR, Inc., TeamStaff requested a pro rata cancellation of its workers' compensation policy with Zurich effective as of November 17, 2003. TeamStaff entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees. The program is managed by Cedar Hill and claims handling services for the program are provided by GAB Robins. This program is a fully-insured, guaranteed cost program that contains no deductible or retention feature. This new policy will terminate effective April 1, 2004.

         As of September 30, 2003, TeamStaff met the criteria for reporting the pending sale of the PEO division as an asset held for sale and discontinued operations per SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and has accounted for the discontinued operation as such within the consolidated financial statements and notes to consolidated financial statements included in this Form 10-K filing.

         The following chart details assets and liabilities held for sale:

                                                                 For Fiscal Years Ended September 30,
                                                                  2003                          2002
                                                                 -------                      -------
         ASSETS
         Accounts Receivable                                     $14,191                      $15,618
         Other current assets                                        353                          764
                                                                 -------                      -------
           Total current assets                                   14,544                       16,382
                                                                 -------                      -------
         Fixed assets                                              4,874                        4,196
         Accumulated depreciation                                 (2,547)                      (1,653)
                                                                 -------                      -------
           Net fixed assets                                        2,327                        2,543
                                                                 -------                      -------
         Goodwill                                                  5,390                       25,457
         Intangible assets                                            10                        6,910
         Other assets                                                178                          134
                                                                 -------                      -------
           Total assets                                          $22,449                      $51,426
                                                                 =======                      =======

         LIABILITIES
         Accounts payable                                        $ 1,199                      $ 2,431
         Accrued payroll                                          13,905                       14,885
         Accrued expenses and other current liabilities              859                          571
                                                                 -------                      -------
           Total current liabilities                              15,963                       17,887
                                                                 -------                      -------
         Client security deposits                                    421                          457
                                                                 -------                      -------
           Total liabilities                                     $16,384                      $18,344
                                                                 =======                      =======

         Net revenues for the PEO segment for fiscal years ended September 30, 2003, 2002, and 2001 were $88.0 million, $101.0 million, and $96.9 million respectively.

         TeamStaff estimates the loss generated on both the sale of the PEO assets to Gevity HR, Inc., as well as the company's decision to discontinue its PEO operations, to be within the $0.5 million to $1.0 million range. This estimate includes the writedown of goodwill and fixed assets, and the severance payout to affected employees. This range is also based on estimates of the anticipated amount in escrow to be released after 90 days from date of sale and the uncertainty of a sublease of soon to be unoccupied office space.

         The following information regarding historical PEO acquisitions are now included in discontinued operations:

         Corporate Staffing Concepts: Effective January 2, 2002, TeamStaff acquired the accounts and related assets of Corporate Staffing Concepts LLC, a PEO entity operating primarily in western Massachusetts and Connecticut, for $275,000 paid at closing, and stock, which would be paid in connection with an earn out in one year, based upon the number of worksite employees remaining from the accounts being acquired. On January 10, 2003, by mutual agreement, TeamStaff fully settled its earn out obligations to Corporate Staffing Concepts LLC by agreeing to pay the sum of $250,000 in cash and to issue 27,500 shares of TeamStaff Common Stock valued at $79,000, bringing the total purchase price to approximately $604,000. The additional purchase price of $329,000 as a result of the earn out was recorded as additional goodwill.

         Sale of El Paso Regional Office: In September 2001, TeamStaff sold its regional PEO office in El Paso, Texas. The business was sold for $925,000: $500,000 in cash at closing and $425,000 to be paid in 17 equal monthly installments from October 2001 until February 2003. The gain on sale of this transaction was $50,000.

(4) INCOME TAXES:

         At September 30, 2003, TeamStaff has available operating loss carryforwards of approximately $21.0 million to reduce future periods' taxable income. Substantially all of the operating loss carryforwards were acquired in connection with the acquisition of BrightLane on August 31, 2001 (See Note 6). The carryforwards expire in various years beginning in 2004 and extending through 2021. TeamStaff also has tax credits available of approximately $1.1 million to reduce future taxable income that begin to expire in 2020. In accordance with IRS regulations, the utilization of operating losses acquired from BrightLane are limited to approximately $2.1 million per year.

         TeamStaff has recorded a $14.9 million and a $8.5 million deferred tax asset at September 30, 2003 and 2002, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. In fiscal 2003, 2002, and 2001, TeamStaff reduced its tax provision by $0.3 million, $0.2 million and $0.2 million respectively for certain tax credits which were available to TeamStaff

         In order for TeamStaff to realize the operating loss carryforward and the tax credits, TeamStaff would have to generate approximately $41.0 million in future taxable income. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of the past five years of profitability and its ability to meet its operating plan.

         An analysis of TeamStaff's deferred tax asset and liability is as follows-

                                                         Years Ended September 30,
                                                         -------------------------
(Amounts in thousands)                                     2003            2002
                                                         --------        --------
Deferred income tax asset:
Net operating loss carry forwards and tax credits        $ 14,456        $  8,162
Workers' compensation reserves                                 --            (227)
Allowance for doubtful accounts                               121             101
Depreciation expense                                          (12)            (12)
Professional fees                                              --             172
Pension                                                       248             142
Other items, net                                               62             133
                                                         --------        --------
                                                           14,875           8,471
                                                         --------        --------
Deferred income tax liability:
Workers' compensation reserves                               (683)             --
Other items, net                                              145              --
                                                         --------        --------
                                                             (538)             --
                                                         --------        --------
          Net deferred tax asset                         $ 14,337        $  8,471
                                                         ========        ========

         The components of the income tax expense for income taxes from continuing operations are summarized as follows-

                                                  Years Ended September 30,
                                                   (Amounts in thousands)
                                                                          2001
                                              2003           2002      As Restated
                                            -------        -------     -----------
Current expense                             $   153        $   544       $ 1,974
Deferred (benefit) expense                   (1,083)         1,173           123
                                            -------        -------       -------
              Total (benefit) expense       $  (930)       $ 1,717       $ 2,097
                                            =======        =======       =======

         The following table indicates the significant elements contributing to the difference between the Federal statutory rates and TeamStaff's effective tax rate-

                                                       Years Ended September 30,
                                                                              2001
                                                     2003        2002     As Restated
                                                     ----        ----     -----------
Federal statutory rate                               (34)%        34%         34%
State taxes, net of federal income tax benefit        (7)          8           8
Tax credits                                           (7)         (5)         (5)
Goodwill amortization                                  0           0           6
Valuation allowance                                   11           0           0
Other                                                  0           0          (1)
                                                      --          --          --
                                                     (37)%        37%         42%
                                                      ==          ==          ==

     The tax benefits associated with the exercise of non-qualified stock options reduce taxes currently payable by $1.5 million for 2002. Such benefits are credited to additional paid-in capital.

(5) DEBT:

     On April 9, 2002, TeamStaff entered into a revolving loan facility with Fleet National Bank ("Fleet"). The total outstanding loan amount cannot exceed at any one time the lesser of $7.0 million or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support direct debit processing exposure. The annual interest rate is either the Fleet prime rate or LIBOR, at the discretion of TeamStaff, and is currently 4%. The facility is collateralized by substantially all of the assets of TeamStaff, including its accounts receivable. The facility is subject to certain covenants including, but not limited to, interest rate coverage of
     2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10.0 million.

     Effective March 21, 2003, the Company and Fleet agreed to a renewal of the revolving loan facility, which now expires on March 31, 2004. The terms of the facility are substantially as described above, except that the total outstanding loan amount at any one time cannot exceed the lesser of $6.0 million or the sum of 85% of the qualified accounts receivable less an amount reserved by Fleet. At September 30, 2003, the sole outstanding amount of the facility represented an outstanding letter of credit in the amount of $3.5 million issued with respect to TeamStaff's workers' compensation program with Zurich effective April 1, 2003 described above. During the year, Fleet amended the agreement by deleting covenants related to interest rate coverage and replaced it with minimum earnings before interest expense and minimum working capital covenants. At September 30, 2003, TeamStaff was not in compliance with the earnings before interest expense and minimum working capital covenants. Fleet has agreed to waive the requirements as of September 30, 2003. TeamStaff and Fleet are working to determine new covenants for the remaining quarters of the loan. In connection with the sale of certain PEO assets to Gevity HR, Inc., we were required to obtain the consent of Fleet to the transaction. As part of its agreement to the sale of PEO assets (which served as collateral for the loan) Fleet required that we provide substitution collateral in the form of a $3,500,000 deposit at Fleet. This deposit may be considered restricted cash in that until the parties review the loan conditions, we may not use it for general purposes.

     During fiscal year 2001 TeamStaff had a long-term credit facility from FINOVA Capital Corporation totaling $12.5 million. Substantially all assets of TeamStaff secured the credit facility. The facility was comprised of (i) two three-year term loans each for $2.5 million, with a five-year amortization, at prime plus 3%; (ii) a three-year term loan for $4.0 million, with a five-year amortization, at prime plus 3% and (iii) a $3.5 million revolving line of credit at prime plus 1% secured by certain accounts receivable of TeamStaff. The credit facility was subject to success fees for each of the $2.5 million term loans in the amounts of $200,000, $225,000 and $250,000 due on the anniversary dates of the loan. In addition the $4.0 million term loan was subject to annual success fees at the beginning of each loan year in the amount of $0.5 million. The credit facility was subject to certain covenants including, but not limited to, a debt to net worth ratio, a minimum net worth and a minimum debt service coverage ratio, as defined.

     In connection with the BrightLane acquisition, TeamStaff repaid approximately $8.3 million of total outstanding debt (including interest and related financing fees) owed to FINOVA Capital Corporation during 2001. The loan facility with FINOVA was terminated. Of this amount approximately $3.8 million was paid in April 2001 and the remaining $4.5 million was paid in September 2001. As a result, TeamStaff wrote off $0.4 million of unamortized financing costs and paid additional fees of $0.2 million. This has been recorded as an extraordinary loss on the early extinguishment of debt of $0.4 million, net of tax benefit of $0.3 million in fiscal year 2001.

     Long-term debt from continuing operations at September 30, 2003 and 2002 consists of the following- (Amounts in thousands)

                                 2003          2002
                                 -----        -----
     Capital leases              $ 155        $ 206
     Less- Current portion         (61)         (59)
                                 -----        -----
     Long-term debt              $  94        $ 147
                                 =====        =====

     Maturities of long-term debt as of September 30, 2003 are as follows- (Amounts in thousands)

     Years Ending
     September 30,
     -------------
         2004              $ 61
         2005                94
                           ----
                           $155
                           ====

(6) BUSINESS COMBINATIONS/DISPOSITIONS:

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

     In connection with the transaction, persons holding BrightLane options to acquire approximately 2.1 million BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. TeamStaff made recourse loans of approximately $1.0 million principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans are repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. As of September 30, 2002, approximately $0.7 million of these loans has been repaid or forgiven and $0.3 million remains outstanding. All loans must be repaid in cash with the exception of one loan. Under the terms of TeamStaff's employment agreement with an executive officer of TeamStaff's BrightLane subsidiary, the loan ($131,000) has been forgiven over a two-year period.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

     Accrued expenses and other current liabilities at September 30, 2003 and 2002 consist of the following- (Amounts in thousands)

                                            2003         2002
                                           ------       ------
     Workers' compensation insurance       $1,658       $1,673
     Bank overdraft                           731        1,874
     Other                                    792        2,675
                                           ------       ------
                                           $3,181       $6,222
                                           ======       ======

(8) COMMITMENTS AND CONTINGENCIES:

     LEASES-

     Minimum payments under noncancellable lease obligations at September 30, 2003 are as follows- (Amounts in thousands)

     Years Ending September 30,
     --------------------------
                2004                       $1,816*
                2005                        1,458
                2006                          626
                2007                          463
                                           ------
                                           $4,363
                                           ======

     Rent expense under all operating leases was $1.9 million in 2003, $1.8 million in 2002, and $1.2 million in 2001.

     *The PEO office located in Boca Raton, Florida has been subleased by Gevity HR, Inc for a term of 6 months for $76,000. This amount excludes lease obligations assumed by Gevity HR, Inc. as of December 1, 2003. (See Note 3)

     WORKERS' COMPENSATION POLICY-

     As of the fiscal year ended September 30, 2003, TeamStaff's insurance provider is Zurich American Insurance Company (Zurich). The program is managed by Cedar Hill Insurance Agency, Inc. (Cedar Hill), whose duties include underwriting analysis of potential and current clients, loss control services, and other program management services. In addition, TeamStaff's workers' compensation insurance broker, The Hobbs Group, provides claims oversight and also provided certain underwriting and claims management services. This policy covers TeamStaff's corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments. TeamStaff does not provide workers' compensation coverage to non-employees.

     The Zurich program originally covered the period March 22, 2002 through March 31, 2003, inclusive. The program contained a large deductible feature of $0.5 million for each claim, with no maximum liability cap. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year end audit, which was completed prior to the end of our fiscal year end September 30, 2003. The Zurich deductible program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The letter of credit for $4.2 million was secured through Fleet, as part of TeamStaff's line of credit. In connection with the renewal of this program discussed below, Zurich released this letter of credit. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program claims experience. Claims handling services for the program is provided by a third party administrator assigned by Cedar Hill. At September 30, 2003, TeamStaff has a prepaid current asset of $1.5 million for the premiums and the prepayments made to the trust.

     On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. (See Note 3 to the consolidated financial statements) The renewal program contains a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program is paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The new program is collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The new letter of credit for $3.5 million was secured through Fleet, as part of TeamStaff's line of credit. Payments are made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. At September 30, 2003, TeamStaff has a prepaid current asset of $2.1 million for the premiums and the prepayments made to the trust.

     In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested a pro rata cancellation of this policy effective as of November 17, 2003. TeamStaff entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees. The program is managed by Cedar Hill and claims handling services for the program are provided by GAB Robins. This program is a fully-insured, guaranteed cost program that contains no deductible or retention feature. This new policy will terminate effective April 1, 2004.

     TeamStaff's primary workers' compensation insurance provider from January 22, 2001 through March 21, 2002, was Continental Assurance (CNA). This policy covered its corporate employees, the worksite employees co-employed by TeamStaff and its PEO clients, and the temporary employees employed by TeamStaff to fulfill various client-staffing assignments.

     The CNA policy originally covered the period from January 22, 2001 through January 21, 2002, but was extended to March 21, 2002. It was a large deductible program ($250,000 for each claim) with a maximum liability cap. The premium for the policy was paid monthly based upon estimated payroll for the year and is subject to a year-end audit by the provider. TeamStaff also maintained a separate policy insuring a portion of the maximum deductible cap, which it may be required to pay if claims exceed a determined number. The policy, including the extension, insures payment of the maximum cap in excess of the first $2.1 million, which TeamStaff pays, up to $8.7 million. Once the $8.7 million is exceeded, TeamStaff pays 89.5% of paid claims up to $12.1 million. If the claims and fixed costs under the policy are less than the amounts TeamStaff paid, plus investment returns thereon, the insurer is contractually obligated to refund the difference to TeamStaff.

     As part of the two-month extension, which was negotiated in January 2002, TeamStaff was required to pay $0.5 million, which CNA asserted was owed to cover costs for claims incurred during the policy years 1997 - 1999. As previously disclosed, TeamStaff had received a release for those periods from CNA in January 2001, when TeamStaff accepted CNA as its new insurance carrier. TeamStaff has denied CNA's claim and, to date, has received $0.2 million back from the original $0.5 million payment. TeamStaff believes that the remaining funds should be returned as well. Should TeamStaff be unsuccessful in receiving a refund of all monies paid, it will be required to absorb these claims. However, TeamStaff has recorded a liability on its books for the estimated claims for the two-month extension, which exceeds the $0.3 million disputed amount. Accordingly, TeamStaff plans to offset this $0.3 million amount from any monies potentially owed by TeamStaff to CNA. On January 27, 2003, TeamStaff filed a complaint of unfair or deceptive acts or practices in the business of insurance against CNA with the New Jersey Division of Insurance. The New Jersey Division of Insurance referred the matter to the New Jersey Compensation Rating and Inspection Bureau, which has investigated the complaint and proposed a fine against CNA and a refund of $0.2 million in policy issuance costs to TeamStaff. TeamStaff and CNA are attempting to resolve these matters amicably.

     Prior to its reclassification as discontinued operations, TeamStaff recorded in direct expenses a monthly charge based upon its estimate of the year's ultimate fully developed claims plus the fixed costs charged by the insurance carrier to support the program. This estimate is established each quarter based in part upon information provided by TeamStaff's insurers, internal analysis and its insurance broker. TeamStaff's internal analysis includes a quarterly review of open claims and a review of historical claims related to the workers' compensation programs. While management uses available information, including nationwide loss ratios, to estimate ultimate claims, future adjustments may be necessary based on actual claims incurred during the policy period. Since the recorded ultimate expense is based upon a ten-year projection of actual claims payment and the timing of these payments as well as the interest earned on TeamStaff's prepayments, TeamStaff also relies on actuarial tables to estimate its ultimate expense.

     As of September 30, 2003, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. As disclosed in our Form 10-K for the fiscal year ended September 30, 2002, TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

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

     LEGAL PROCEEDINGS

     In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the Sellers), which were acquired by TeamStaff in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, TeamStaff entered into a settlement agreement with the Sellers. Under the settlement agreement, the Sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $0.5 million and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled and TeamStaff agreed to release 29,915 escrow shares to the Sellers. TeamStaff retains 75,000 shares in escrow to provide security for the Seller's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment in the last fiscal year for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the Sellers.

     TeamStaff's subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. TeamStaff and BrightLane intend to defend themselves vigorously in this matter and believes that they have meritorious and valid defenses to plaintiff's claims. In addition, the former shareholders of BrightLane have placed approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $0.3 million threshold. Some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10/share. It is possible that an award in favor of Atomic Fusion would result in monetary damages against TeamStaff, which could not be recovered under the indemnification provisions because cancellation of the shares in escrow is the sole method of satisfying these indemnification obligations. On November 20, 2003, the Fulton County Superior Court (to which the action was transferred) awarded summary judgment in BrightLane's favor on all counts of Atomic Fusion's complaint except for a breach of contract claim. We intend to continue our defense in the matter.

     As a commercial enterprise and employer and with respect to its businesses as a professional employer organization, payroll services and temporary and permanent staffing, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, workers' compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its PEO clients for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, TeamStaff may be subject to liability.

     TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff's financial conditions or results of operations.

     EMPLOYMENT AGREEMENTS

     Effective as of June 18, 2003, TeamStaff entered into an employment agreement with T. Kent Smith pursuant to which Mr. Smith serves as TeamStaff's President and Chief Executive Officer. The agreement expires on September 30, 2005. Under the terms of the agreement, Mr. Smith is paid an annual base salary of $250,000 and is eligible to receive a bonus of up to 50% of his base salary based on the achievement of revenue, income and other objectives established by the Management Resources and Compensation Committee. Mr. Smith also was granted an option to purchase 400,000 shares of TeamStaff common stock, one-fourth of which vested on June 18, 2003, one-fourth of which will vest one year thereafter, and the remainder of which will vest on June 18, 2005. Mr. Smith also receives four weeks annual vacation and is offered welfare benefit plans, 401(k) and fringe benefits generally made available to other TeamStaff employees. The agreement provides, among other things, that Mr. Smith will be paid a severance payment of three months of his base salary if Mr. Smith and TeamStaff do not enter into a new employment agreement by September 30, 2005. Additionally, the agreement provides for certain post-termination payments depending upon the reason for the termination of Mr. Smith's employment. The agreement also provides for the payment of nine months of base salary and the provision of certain other benefits should Mr. Smith's employment terminate in connection with a change in control, as defined in the agreement.

     Effective September 15, 2003, Rick J. Filippelli was appointed TeamStaff's Vice President, Finance and Chief Financial Officer at an initial annual base salary of $225,000. Mr. Filippelli is eligible to receive a bonus of up to 35% of his base salary. Additionally, Mr. Filippelli was granted an option to purchase 50,000 shares of TeamStaff common stock, one half of which will vest on September 15, 2004, and the remaining one half will vest on September 15, 2005. Mr. Filippelli also receives four weeks of annual vacation and is offered welfare benefit plans, 401(k) and fringe benefits generally made available to other TeamStaff employees.

     Effective January 1, 2003, TeamStaff entered into a one-year employment agreement with Elizabeth Hoaglin pursuant to which Ms. Hoaglin currently serves as President, TeamStaff Rx, Inc., at an annual salary of $130,000. In addition, Ms. Hoaglin is entitled to receive a bonus to be determined based on the achievement of certain performance criteria determined as of the commencement of each fiscal year. Ms. Hoaglin receives certain other benefits granted to other TeamStaff employees, including health and other insurance benefits, as well as a car allowance of $300 per month and four weeks annual vacation.

     Effective January 1, 2003, TeamStaff entered into a one-year employment agreement with Edmund C. Kenealy pursuant to which Mr. Kenealy currently serves as Vice President, General Counsel, at an annual salary of $160,000. In addition, Mr. Kenealy is entitled to receive an increase in annual compensation as of October 1, 2003 and a bonus to be determined based on the achievement of certain performance criteria determined as of the commencement of each fiscal year. Mr. Kenealy receives certain other benefits granted to other TeamStaff employees, including health and other insurance benefits, as well as a car allowance of $500 per month and three weeks annual vacation.

     Effective January 1, 2003, TeamStaff entered into a one-year employment agreement with Wayne R. Lynn pursuant to which Mr. Lynn currently serves as Chief Operating Officer of TeamStaff's PEO Division, at an annual salary of $150,000 . In addition, Mr. Lynn is entitled to receive a yearly increase in annual compensation as of March 19, 2003 and a bonus to be determined based on the achievement of certain performance criteria determined as of the commencement of each fiscal year. Mr. Lynn receives certain other benefits granted to other TeamStaff employees, including health and other insurance benefits, as well as a car allowance of $500 per month and three weeks annual vacation.

     TeamStaff entered into an employment agreement with Mr. Donald Kappauf, TeamStaff's former President and Chief Executive Officer effective April 2, 2001 and terminating on September 30, 2003. As of June 18, 2003, Mr. Kappauf agreed to relinquish his position as President and Chief Executive Officer of TeamStaff. Mr. Kappauf terminated his employment effective as of September 30, 2003. Under the terms of this agreement, Mr. Kappauf's base compensation was initially $230,000, increasing to $300,000 commencing September 1, 2001, and subject to yearly increases thereafter at the discretion of the compensation committee. For the fiscal year ended September 30, 2003, Mr. Kappauf received a base salary of $300,000. Mr. Kappauf also was entitled to an annual bonus based on the achievement of certain performance criteria as determined by the compensation committee.

     In addition, Mr. Kappauf received certain other benefits including insurance benefits as are provided to all other executives, a car lease allowance in the maximum amount of $1,000 per month, participation in the supplemental executive retirement plan and a split dollar life insurance arrangement. The agreement also provided for the grant of 300,000 stock options, which vested in annual increments of one third commencing on the date of the agreement. TeamStaff also entered into a severance agreement with Mr. Kappauf, as described below, which governed the termination of his employment and certain other events including a change of control of TeamStaff.

     TeamStaff entered into an employment agreement with Mr. Donald Kelly, TeamStaff's former Chief Financial Officer, effective April 2, 2001 and terminating on September 30, 2003. In June 2003, Mr. Kelly notified TeamStaff that he would be terminating his employment on July 2, 2003 purportedly for "good reason," as defined in his severance agreement, as described below. Under the terms of his employment agreement, Mr. Kelly's base compensation was initially $170,000, increasing to $200,000 commencing September 1, 2001, and subject to yearly increases thereafter at the discretion of the compensation committee. For the fiscal year ended September 30, 2003, Mr. Kelly received a base salary of $200,000. Mr. Kelly also was entitled to a bonus based on the achievement of certain performance criteria as determined by the compensation committee.

     In addition, Mr. Kelly received certain other benefits including insurance benefits as are provided to all other executives, a car allowance in the amount of $800 per month, participation in the supplemental executive retirement plan and a split dollar life insurance arrangement. The agreement also provided for the grant of 150,000 stock options, which vested in annual increments of one third commencing on the date of the agreement. TeamStaff also entered into a severance agreement with Mr. Kelly, as described below, which governs the termination of his employment and certain other events including a change of control of TeamStaff.

     The split dollar life insurance agreements and supplemental retirement plan were approved by the Compensation Committee of the Board during the 2000 fiscal year and implemented effective October 1, 2000. Under the terms of the SERP, a participant receives a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary on the date the participant becomes a participant. Payment of benefits commences when the participant reaches 65 years of age. The benefit under the SERP is subject to a seven-year vesting schedule (0%, 0%, 20%, 40%, 60%, 80%, 100%), based on the participant's original date of employment with TeamStaff and contingent on the participant's reaching age 55; provided, however, a participant's benefit becomes fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there is a material change in the participant's job title or responsibilities or if the participant's employment is terminated by TeamStaff for any reason other than conviction for theft or embezzlement from TeamStaff. Additionally, if a participant retires by means of total disability (as defined in the SERP), the participant's benefit becomes fully vested and benefit payments commence as of the disability retirement date. The SERP does not provide a death benefit. Mr. Kappauf and Mr. Kelly are the only SERP participants at the present time.

     SERP participants also are provided with a split dollar life insurance policy, insuring the life of the participant until the participant reaches age 65. Although the participant is the owner of the Policy, TeamStaff pays all Policy premiums. Each participant has collaterally assigned the Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant's right to the Policy vests in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant's 65th birthday (and in certain other circumstances provided by the Policy agreement), TeamStaff will release the collateral assignment of the Policy provided the participant releases TeamStaff from all obligations it may have with respect to the participant (including those under the SERP). However, given the uncertainty of TeamStaff's ability to continue to maintain this payment arrangement in light of certain of the provisions of the Sarbanes-Oxley Act of 2002, TeamStaff had, with the President and Chief Executive Officer's consent, deferred paying Policy premiums on behalf of the Chief Executive Officer, pending review of the SERP to comply with the Sarbanes-Oxley Act. For the fiscal quarter ended December 31, 2002, TeamStaff paid the Chief Executive Officer a bonus in the amount of the Policy premiums, grossed-up to cover allocable income taxes. Pursuant to the severance agreement with Mr. Kappauf, in the event he were terminated for cause, he would be entitled only to his accrued compensation, which means his base salary, reimbursement of business expenses, vacation pay and earned but unpaid bonuses to the date of termination. "Cause" is defined to include conviction of a felony, an intentional and continual failure to substantially perform his duties or an intentional failure to follow or perform a lawful direction of the Board of Directors. If Mr. Kappauf were terminated for disability or death, he would be entitled to his accrued compensation and certain other payments, such as the pro rata bonus amount. The pro rata bonus amount is defined as the amount equal to the greater of the most recent annual bonus amount paid or the annual bonus paid or payable for the full fiscal year ended prior to the termination, in either case pro-rated through the date of death or disability. In the event that Mr. Kappauf's employment terminated for any other reason, the agreement provides for payment of his accrued compensation, a pro rata bonus amount, a bonus amount allocated to the remainder of the term of his employment agreement, his base salary through the remainder of the term of his employment agreement, a severance payment equal to one year's base compensation, a payment equal to the cost of health and other similar benefits for a period of two years and costs associated with outplacement services.

     On June 18, 2003, Donald W. Kappauf relinquished his positions of President and Chief Executive Officer of TeamStaff. In light of the circumstances regarding the relinquishment by Mr. Kappauf of his positions, Mr. Kappauf may have had reason to terminate his employment with TeamStaff for "good reason" and exercise his rights under the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities . . .." In addition, TeamStaff may have been required to contribute funds to an irrevocable trust to meet the premium obligations of the split dollar life insurance policy granted to Mr. Kappauf in connection with the SERP. TeamStaff and Mr.

     Kappauf have reached a definitive agreement concerning the payment of his severance payments and the creation and funding of the trust. Under the agreement, among other things, TeamStaff will pay Mr. Kappauf's severance benefits over a 48 month period and contribute, initially, three years of premiums (approximately $249,000) to the irrevocable trust, which is reflected as restricted cash as of September 30, 2003.

     The severance agreement with Mr. Kelly has terms which are substantially similar to those described above for Mr. Kappauf. Until December 10, 2002, Mr. Kelly held the positions of Chief Financial Officer, Vice President, Finance and Secretary of TeamStaff. As a result of the previously disclosed change in his duties, the former Chief Financial Officer may have had "good reason" to terminate his employment with TeamStaff and may have claims for the severance payments and benefits provided by the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities . . . ." In June 2003, Mr. Kelly notified the
     Board of Directors that he would terminate his employment, effective July 2, 2003, for "good reason" and exercise his rights under the severance agreement. Additionally, the change in Mr. Kelly's duties may have caused his benefits under the SERP to become fully vested. In the event that Mr. Kelly's exercise of these rights is appropriate, such termination is deemed proper, and Mr. Kelly is eligible to receive all potential compensation under the severance agreement and the SERP, TeamStaff may be required to make payments, either directly to Mr. Kelly, in the case of the severance agreement, or to a trust, in the case of any payments to be made pursuant to the SERP. TeamStaff and the former Chief Financial Officer are currently negotiating the terms of the payment of the benefits provided by the severance agreement and the funding of irrevocable grantor trust. However, there can be no assurance that an agreement can be reached. In the absence of such an agreement, TeamStaff may be required to fully fund the trust and make certain lump sum payments and provide certain other benefits required by the severance agreement. As of September 30, 2003, TeamStaff has reflected $636,000 as restricted cash for this potential obligation.

(9) SHAREHOLDERS' EQUITY:

     Stock Warrants-

     The following is a summary of the outstanding warrants to purchase TeamStaff's common stock at September 30, 2003:

                                           Exercise Price    Number of Shares of
     Exercise Period    Exercise Period      Per Common          Common Stock
          From                To                Share              Reserved
     ---------------    ---------------    --------------    -------------------
     January 1999       January 2004            5.25                21,428
     December 2000      December 2005           3.20                10,000
     September 2001     September 2006          5.16                16,000
                                                                    ------
                                                                    47,428
                                                                    ======

     During the fiscal year ending September 30, 2003, TeamStaff granted no warrants and 58,856 warrants expired unexercised. During 2003, no warrants were exercised. During the fiscal year ended September 30, 2002, TeamStaff granted no warrants and no warrants expired unexercised. During 2002, 3,286 warrants were exercised for net proceeds of $14,000. During the fiscal year ended September 30, 2001, TeamStaff granted 26,000 additional warrants and 69,140 warrants expired unexercised. For warrants issued to third parties for services, TeamStaff utilizes the Black-Scholes option pricing model to determine fair value and compensation expense. The fair value of the grants issued in 2001 and other stock based compensation was determined to be $70,000, and was included in selling, general and administrative expenses in the accompanying statements of income for the year ended September 30, 2001.

     STOCK OPTION PLANS -

     The 1990 Employees Stock Option Plan (the "1990 Plan") provided for the grant of options to purchase up to 285,714 shares of TeamStaff's common stock. Under the terms of the 1990 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").

     The 1990 Non-Executive Director Stock Option Plan (the "Director Plan") provided for issuance of a maximum of 142,857 shares of common stock upon the exercise of stock options arising under the Director Plan.

     The 1990 Senior Management Incentive Plan (the "Management Plan") provided for the issuance of stock, options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to TeamStaff and its subsidiaries. A total of 1,428,571 shares of common stock were reserved for issuance under the Management Plan.

     The forgoing plans have expired and options are no longer being granted under these plans.

     2000 EMPLOYEE STOCK OPTION PLAN

     During 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the "2000 Plan") to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff's common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's").

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

     NON-EXECUTIVE DIRECTOR PLAN

     In fiscal 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the "Director Plan") to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September 1st, pro rata, based on the time the director has served in such capacity during the previous year. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Director Plan replaced the previous Director Plan that expired in April 2000.

     Under the Director Plan, the exercise price for options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of TeamStaff or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five (5) years from the date of grant. The Compensation Committee has no discretion to determine which non-executive director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment.

     The following tables summarize the activity in TeamStaff's stock option plans for the years ended September 30, 2003, 2002, and 2001:

                                NUMBER               WEIGHTED AVERAGE     WEIGHTED AVERAGE
                               OF SHARES              EXERCISE PRICE         FAIR VALUE
                               -----------------------------------------------------------
Options outstanding,
 September 30, 2000              351,541                  $5.00
                               --------------------------------
             Granted             597,785                  $4.75                 $2.77
           Exercised             (46,009)                 $4.56
           Cancelled             (28,048)                 $6.01
                               --------------------------------
Options outstanding,
 September 30, 2001              875,269                  $4.82
                               --------------------------------
             Granted             256,430                  $5.87                 $3.47
           Exercised             (38,210)                 $3.39
           Cancelled            (100,847)                 $6.85
                               --------------------------------
Options outstanding,
 September 30, 2002              992,642                  $4.94
                               --------------------------------
             Granted             558,000                  $2.96                 $1.42
           Exercised                   -                      -
           Cancelled            (141,170)                 $5.15
                               --------------------------------
Options outstanding,
 September 30, 2003            1,409,472                  $3.97
                               ================================

     As of September 30, 2003, 2002, and 2001, 917,472, 666,642, and 440,762
     options, respectively, were exercisable.

                                     WEIGHTED         WEIGHTED                            WEIGHTED
  RANGE OF          OPTIONS          AVERAGE           AVERAGE           OPTIONS           AVERAGE
  EXERCISE        OUTSTANDING       REMAINING         EXERCISE         EXERCISABLE        EXERCISE
   PRICES         AT 9/30/03          LIFE              PRICE           AT 9/30/03         PRICE
-------------     ----------       ---------          --------         -----------        --------
$2.27 -  4.55      738,990             3.8             $  3.21           296,990          $  3.57
$4.55 -  6.82      635,482             2.4             $  5.19           585,482          $  5.10
$6.82 -  9.10       25,000             2.7             $  8.05            25,000          $  8.05
$9.10 - 11.37       10,000             2.9             $ 10.18            10,000          $ 10.18

     During 2003, 2002, and 2001 , TeamStaff repurchased 251,214, 242,945, and 51,855 shares respectively of its common stock for $781,341, $1,146,000, and $366,000 respectively. As of September 30, 2003, TeamStaff retired 28,456 shares of treasury stock. As of December 12, 2003, TeamStaff retired an additional 546,014 shares of treasury stock.

(10) SEGMENT REPORTING:

     As a part of continuing operations, TeamStaff operates two different lines of business: medical staffing and payroll services.

     TeamStaff currently provides temporary and permanent staffing for allied healthcare professionals and nurses with hospitals, clinics and therapy centers. Medical staffing enables clients to attain management and productivity goals by matching highly trained professionals and technical personnel to specific project requirements.

     Through its Payroll Services business segment, TeamStaff provides basic payroll services to its clients, approximately 75% of which are in the construction industry. Services provided include the preparation of payroll checks, filing of payroll taxes, government reports, W-2's, remote processing directly to the client's offices and certified payrolls.

     All corporate expenses, amortization of goodwill (until October 1, 2001), interest expense, as well as depreciation on corporate assets and miscellaneous charges, are reflected in a separate unit called Corporate.

     TeamStaff has changed its segment reporting as of October 1, 2002. The voucher processing service business is now managed and reported in the Payroll Services group. BrightLane costs have been allocated to Corporate since BrightLane provides information technology services to the entire company. Prior year figures have been adjusted to conform to the current year presentation.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TeamStaff evaluates the performance of its business lines based on pre-tax income.

     The following table represents the financial results for each of TeamStaff's segments: (Amounts in thousands)

                                         Medical        Payroll
                                        Staffing        Services        Corporate     Consolidated
                                        --------        --------        ---------     ------------
               2003
Revenues                                $ 58,119        $  4,686        $      -        $ 62,805

Depreciation and amortization                138               9             182             329
Income/(loss) from continuing
   operations                              3,805           1,580          (8,290)         (2,905)
Interest income                              525               -              63             588
Interest expense                             (25)              -            (195)           (220)
Other income                                   -               -              13              13
Income/(loss) from continuing
   operations before income taxes          4,306           1,580          (3,362)         (2,524)
Capital spending                             170             215             140             525
Total assets from continuing
    operations                          $ 18,353        $  2,252        $ 17,563        $ 38,168

               2002

Revenues                                $ 74,866        $  4,954        $      -        $ 79,820

Depreciation and amortization                141              12              45             198
Income/(loss) from continuing
   operations                              7,652           2,057          (5,968)          3,741
Interest income                              886               -             171           1,057
Interest expense                             (15)              -            (152)           (167)
Other income                                  60               -               -              60
Income/(loss) from continuing
   operations before income taxes          8,583           2,057          (5,949)          4,691
Capital spending                             184               6             259             449
Total assets from continuing
    operations                          $ 16,873        $  3,969        $ 21,698        $ 42,540

          2001 AS RESTATED

Revenues                                $ 64,442        $  4,612        $      -        $ 69,054

Depreciation and amortization                270              64              45             379
Income/(loss) from continuing
   operations                              7,262           1,830          (4,580)          4,512
Interest income                              669               -             242             911
Interest expense                            (234)            (36)           (149)           (419)
Other income                                   -               -              48              48
Income/(loss)from continuing
   operations before income taxes
   and extraordinary item                  7,697           1,794          (4,439)          5,052
Capital spending                              75               -              38             113
Total assets from continuing
    operations                          $ 10,561        $  2,794        $ 29,281        $ 42,636

     TeamStaff has no revenue derived outside of the United States.

(11) QUARTERLY FINANCIAL DATA (UNAUDITED):
(Amounts in thousands, except per share data)

                                                     First Quarter  Second Quarter   Third Quarter  Fourth Quarter
                                                     -------------  --------------   -------------  --------------
Fiscal 2003
     Net revenues                                      $ 18,457        $ 16,378        $ 14,654        $ 13,316
     Gross profit                                         3,523           3,163           2,901           2,603
     Income (loss) before extraordinary item and
        discontinued operations                             273            (790)           (886)           (191)
     Loss from discontinued
       operations net of tax                               (187)        (25,168)         (1,378)           (558)
     Net income (loss)                                       86         (25,957)         (2,264)           (750)
     Earnings per share - Basic and
       Diluted                                         $    .01        $  (1.65)       $  (0.14)       $  (0.05)

                                                     First Quarter  Second Quarter   Third Quarter      Fourth
                                                      As Restated    As Restated      As Restated      Quarter
                                                     -------------  --------------   -------------  --------------
Fiscal 2002
     Net revenues                                      $ 21,265        $ 19,523        $ 19,397        $ 19,635
     Gross profit                                         4,511           3,943           3,928           3,642
     Income before extraordinary item and
        discontinued operations                           1,195             871             611             297
     (Loss) from discontinued
        operations net of tax                              (568)           (426)          1,426            (331)
     Net income                                             627             445           2,037             (34)
     Earnings per share - Basic and Diluted            $   0.04        $   0.03        $   0.13        $   0.00

                                                     First Quarter  Second Quarter   Third Quarter  Fourth Quarter
                                                      As Restated    As Restated      As Restated    As Restated
                                                     -------------  --------------   -------------  --------------
Fiscal 2001
     Net revenues                                      $ 15,305        $ 15,886        $ 17,307        $ 20,556
     Gross profit                                         3,083           3,200           3,619           4,422
     Income before extraordinary item and
     discontinued operations                                543             573             707           1,132
     Extraordinary item net of tax                            -               -            (143)           (211)
     Loss from discontinued
        operations net of tax                                79            (291)           (164)           (877)
     Net income                                             622             282             400              44
     Earnings per share - Basic and Diluted            $   0.07        $   0.03        $   0.05        $   0.01

(12) EMPLOYEE BENEFIT PLANS:

         As of September 30, 2003, TeamStaff maintained two defined contribution pension plans for the benefit of its non-worksite employees. The first, the Digital Solutions, Inc. and Affiliated Corporations 401(k) Savings Plan, was "frozen" by TeamStaff as of January 1, 1999. TeamStaff is terminating this plan in accordance with the provisions of Rev. Proc. 2002-21, providing a method for the termination of single employer plans maintained by professional employer organizations. No deferrals or other contributions currently are made to that plan.

         TeamStaff also maintained The TeamStaff Retirement Savings Plan. This plan was assumed by Gevity HR, Inc., effective November 17, 2003, as part of their purchase of the PEO operating segment. The TeamStaff Plan is designed to qualify as a multiple employer plan as described in
         Section 413(c) of the Internal Revenue Code. Additionally, because plan participants have their own account, manage their own plan investments and make their own investment decisions from a broad range of investment options, TeamStaff believes that it is afforded protection from liability for participants' investment decisions under Section 404(c) of the Code. Any TeamStaff corporate employee (including its medical and technical staffing employees), is eligible for participation in the TeamStaff Plan upon completing three months of service with TeamStaff. TeamStaff provides a discretionary matching contribution of 25% of each of the first 4% of a participant's elective contributions under the TeamStaff Plan. TeamStaff recorded expense for this matching of $67,000 in fiscal 2003 and $58,000 in fiscal 2002. A participant is always fully vested in his elective contributions. A participant's interest in TeamStaff discretionary matching contributions vests in accordance with the following schedule:

         Years of Service:                  Vested Interest:
         ------------------                 ----------------
         Less than 1 Year of Service                0%
         1 Year, but less than 2 Years             25%
         2 Years, but less than 3 Years            50%
         3 Years, but less than 4 Years            75%
         4 Years or more                          100%

         TeamStaff received a favorable determination letter regarding the TeamStaff Plan's tax qualified status on June 25, 1999. The TeamStaff Plan, and the frozen Digital Solutions Plan, both were audited by independent auditors for the plan years ended December 31, 2002 and December 31, 2001, in connection with their required From 5500 Annual Reports filed with the Pension and Welfare Benefits Administration for the plan year ended December 31, 2002.

         Effective October 1, 2000, TeamStaff adopted a non-qualified, supplemental retirement plan covering certain corporate officers of TeamStaff (the "SERP"). Under the terms of the SERP, a participant receives a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary on the date the participant becomes a participant. Payment of benefits commences when the participant reaches 65 years of age. The benefit under the SERP is subject to a seven-year vesting schedule (0%,0%,20%,40%, 60%, 80%, 100%), based on the participant's original date of employment with TeamStaff and contingent on the participant's reaching age 55; provided, however, a participant's benefit becomes fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there is a material change in the participant's job title or responsibilities or if the participant's employment is terminated by TeamStaff for any reason other than conviction for theft or embezzlement from TeamStaff.

         Additionally, if a participant retires by means of total disability (as defined in the SERP), the participant's benefit becomes fully vested and benefit payments commence as of the disability retirement date. The SERP does not provide a death benefit. TeamStaff's former Chief Executive Officer and its former Chief Financial Officer are the only SERP participants.

         SERP participants also are provided with a split dollar life insurance policy ("Policy"), insuring the life of the participant until the participant reaches age 65. Although the participant is the owner of the Policy, TeamStaff pays all Policy premiums. Each participant has collaterally assigned the Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant's right to the Policy vests in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant's 65th birthday (and in certain other circumstances provided by the Policy agreement), TeamStaff will release the collateral assignment of the Policy provided the participant releases TeamStaff from all obligations the Corporation may have with respect to the participant (including those under the SERP).

         The following table illustrates TeamStaff's changes in benefit costs and pension benefit obligations for the fiscal years ending September 30, 2003 and September 30, 2002 under the SERP .

                                                             Fiscal Year
                                                             -----------
    (Amounts in thousands)                               2003            2002
                                                         ----            ----
Change in Benefit obligation
     Benefit obligation at beginning of year           $ 1,271         $ 1,004
     Service cost                                           17              58
     Interest Cost                                          91              77
     Actuarial (gain)/loss                                 345             132
                                                       -------         -------
Benefit obligation at end of year                      $ 1,724         $ 1,271
                                                       =======         =======
Reconciliation of funded status
     Funded status                                     $(1,724)        $(1,271)
     Unrecognized net actuarial (gain)/loss                455             240
     Unrecognized prior service cost                         0             612
                                                       -------         -------
Net amount recognized                                  $(1,269)        $  (419)
                                                       =======         =======
Amounts recognized in the statement of financial
position consist of:
     Accrued benefit liability                         $(1,724)        $(1,271)
     Intangible asset                                        0             612
     Accumulated other comprehensive income                455             240
                                                       -------         -------
Net amount recognized                                  $(1,269)        $  (419)
                                                       =======         =======
Weighted-average assumptions as of September 30:
     Discount rate                                        5.50%           6.50%
     Expected return on plan assets                        N/A             N/A
     Rate of compensation increase                         N/A             N/A
Components of net periodic benefit cost
     Service cost                                      $    17         $    58
     Interest cost                                          91              77
     Amortization of prior service cost                     29              58
     Recognized actuarial (gain)/loss                       14               1
                                                       -------         -------
Net periodic benefit cost                              $   151         $   194
                                                       =======         =======
Other disclosure items at end of year:
     Projected benefit obligation                      $ 1,724         $ 1,271
                                                       =======         =======
     Accumulated benefit obligation                    $ 1,724         $ 1,271
                                                       =======         =======
     Fair value of plan assets                               -               -
                                                       =======         =======

There are no plan assets.

         During fiscal 2003, two events were recognized as curtailments under SFAS No. 88. Donald Kelly was relieved of his duties as Chief Financial Officer. A curtailment charge related to this event of $254,000 was recognized during the second quarter. Donald Kappauf relinquished his positions as President and Chief Executive Officer.

         A curtailment charge related to this event of $445,000 was taken during the third quarter. TeamStaff is not aware of any other events that might constitute settlement or curtailment under SFAS No. 88.

(13) RESTATEMENT OF FINANCIAL STATEMENTS FOR FISCAL YEAR END SEPTEMBER 30, 2001:

         Effective October 1, 2000, TeamStaff adopted a non-qualified, supplemental retirement plan covering certain corporate officers of TeamStaff (the "SERP"). SERP participants also are provided with a split dollar life insurance policy ("Policy"), insuring the life of the participant until the participant reaches age 65. (Refer to Note 11 Employee Benefit Plans.) TeamStaff incorrectly accounted for the above programs and did not disclose them in the fiscal year end September 30, 2001 financial statements. TeamStaff expensed the contributions made to the split dollar policies in the amount of $188,000. Had TeamStaff properly accounted for the above plan in fiscal year 2001 an additional $76,000 of expense would have been recognized on an after tax basis. The chart below details items affected by the restatement:

                                           September 30, 2001  September 30, 2001
         (Amounts in thousands)               As Reported         As Restated*
                                           ------------------  ------------------
         BALANCE SHEET:
         Amortized intangible assets           $    900             $ 1,571
         Other assets                             1,567               1,661
         Accrued expenses and other
           current liabilities                    8,466               8,365
         Accrued pension liability                    0               1,004
         Accumulated comprehensive losses             0                 (63)
         Accumulated retained earnings           (1,686)             (1,762)

         STATEMENTS OF INCOME:
         Selling, general, and
           administrative expenses             $ 23,264             $23,395
         Income from operations                   3,409               3,278
         Income before income tax expense         3,094               2,963
         Income tax expense                       1,316               1,261
         Income before extraordinary item         1,778               1,702
         Net income                               1,424               1,348
         Other comprehensive expense,
           net of tax: minimum pension
           liability adjustment                       0                 (63)
         Comprehensive income                     1,424               1,285

         *The 2001 restatement shown above does not reflect discontinued operations.

         In conducting the audit for the fiscal year ended September 30, 2002, the auditors expanded their testing of TeamStaff's system of internal controls, including information technology controls, to include the prior year ended September 30, 2001. This was done to investigate concerns regarding controls raised by the predecessor auditor, PricewaterhouseCoopers. As a result of this testing, it was determined that there where no material weaknesses in TeamStaff's system of internal controls and accordingly only an audit of the restatement adjustment was required.

                                                                      SCHEDULE I

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001
                             (Amounts in thousands)

                                       (c) Additions
                                       Charged to
                             (b)       (reversed         (d)
                          Balance at   from) Costs   Deductions -  (e) Balance
                         Beginning of      and        Net Write-    at End of
  (a) Description            Year       Expenses         Offs          Year
----------------------   ------------ -------------  ------------  -----------
Allowance for doubtful
 accounts, year ended-
 September 30, 2003          $ 17         $125           $ (0)          $142
                             ====         ====          =====           ====
 September 30, 2002          $ 92         $ (0)          $(75)          $ 17
                             ====         ====          =====           ====
 September 30, 2001          $144         $ 68          ($120)          $ 92
                             ====         ====          =====           ====