Form 10-Q
period 2003-12-31
TEAMSTAFF INC
filed 2004-02-17
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

15,714,229 shares of Common Stock, par value $.001 per share, were outstanding as of February 6, 2004.

                                     1 Of 24

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Balance Sheets as of
                  December 31, 2003 (Unaudited) and
                  September 30, 2003                                                       3

                  Consolidated Statements of
                  Operations and Comprehensive Income for the three months
                  ended December 31, 2003 and 2002 (Unaudited)                             5

                  Consolidated Statements of Cash Flows for the three months
                  ended December 31, 2003 and 2002 (Unaudited)                             6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                              7

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations                           15

Item 3.           Quantitative and Qualitative Disclosures about Market Risk              19

Item 4.           Controls and Procedures                                                 19

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                       20
Item 2.           Changes in Securities and Use of Proceeds                               20
Item 3.           Defaults Upon Senior Securities                                         20
Item 4.           Submission of Matters to a Vote of Security Holders                     20
Item 5.           Other Information                                                       20
Item 6.           Exhibits and Reports on Form 8-K                                        20
                  Signatures                                                              21
                  Exhibit 31.1                                                            22
                  Exhibit 31.2                                                            23
                  Exhibit 32.1                                                            24

                                     2 of 24

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (PAGE 1 OF 2)

                                                                 DECEMBER 31,  SEPTEMBER 30,
                                                                     2003         2003
                                                                 ------------   --------
                                                                 (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $  4,294      $  4,329
   Restricted cash                                                    3,629         1,264
   Accounts receivable, net of allowance for doubtful accounts of $209 and $142 at December 31, 2003 and
       September 30, 2003, respectively                               3,969         4,926
   Prepaid workers' compensation                                      5,033         3,645
   Other current assets                                               2,889         1,447
                                                                   --------      --------
       Total current assets                                          19,814        15,611
                                                                   --------      --------

EQUIPMENT AND IMPROVEMENTS:
   Equipment                                                          2,795         2,628
   Computer equipment                                                   368         1,073
   Computer software                                                  1,120         1,060
   Leasehold improvements                                               224           146
                                                                   --------      --------
                                                                      4,507         4,907

   Less accumulated depreciation and amortization                    (3,253)       (3,689)
                                                                   --------      --------
       Equipment and improvements, net                                1,254         1,218
                                                                   --------      --------

DEFERRED TAX ASSET                                                   16,542        14,875

TRADENAME                                                             4,199         4,199

GOODWILL                                                              1,710         1,710

OTHER ASSETS                                                            294           555

ASSETS HELD FOR SALE                                                  1,167        22,449
                                                                   --------      --------
    Total Assets                                                   $ 44,980      $ 60,617
                                                                   ========      ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                     3 of 24

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (PAGE 2 OF 2)

                                                                               DECEMBER 31,    SEPTEMBER 30,
                                                                                   2003            2003
                                                                               -----------     -------------
                                                                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                             $     60        $     61
   Accounts payable                                                                 1,313             669
   Accrued payroll                                                                  2,977           2,856
   Deferred tax liability                                                           1,053             538
   Accrued expenses and other current liabilities                                   2,218           3,181
                                                                                 --------        --------
        Total current liabilities                                                   7,621           7,305
                                                                                 --------        --------

LONG-TERM DEBT, net of current portion                                                 82              94
ACCRUED PENSION LIABILITY                                                           1,338           1,724
LIABILITIES HELD FOR SALE                                                           2,672          16,384
                                                                                 --------        --------
        Total liabilities                                                          11,713          25,507
                                                                                 --------        --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued
    and outstanding                                                                     -               -
   Common Stock, $.001 par value; authorized 40,000 shares;
    issued 15,721 and 16,267 at December 31, 2003 and September 30, 2003,
    respectively; outstanding 15,714 and 15,714 at December 31, 2003 and
    September 30, 2003, respectively                                                   16              16
   Additional paid-in capital                                                      62,962          65,256
   Retained (deficit) earnings                                                    (29,419)        (27,572)
   Accumulated comprehensive losses                                                  (269)           (273)
   Treasury stock, 7 and 553 shares at cost at December 31, 2003 and
    September 30, 2003, respectively                                                  (23)         (2,317)
                                                                                 --------        --------
        Total shareholders' equity                                                 33,267          35,110
                                                                                 --------        --------
         Total liabilities and shareholders' equity                              $ 44,980        $ 60,617
                                                                                 ========        ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                                     4 of 24

                        TEAMSTAFF, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 For the three months ended
                                                                                        December 31,
                                                                                    2003           2002
                                                                                  --------        --------
REVENUES                                                                          $  9,738        $ 18,457

DIRECT EXPENSES                                                                      7,508          14,934
                                                                                  --------        --------
     Gross profit                                                                    2,230           3,523

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                                          3,074           3,120

DEPRECIATION AND AMORTIZATION                                                           73              74
                                                                                  --------        --------
     (Loss) income from operations                                                    (917)            329
                                                                                  --------        --------

OTHER INCOME (EXPENSE):
   Interest income                                                                       5              24
   Interest expense                                                                    (27)            (66)
   Other income                                                                         71             171
                                                                                  --------        --------
                                                                                        49             129
                                                                                  --------        --------

     (Loss) income before tax                                                         (868)            458

INCOME TAX BENEFIT (EXPENSE)                                                           330            (185)
                                                                                  --------        --------
     (Loss) income from continuing operations                                         (538)            273
                                                                                  --------        --------

(LOSS) FROM DISCONTINUED OPERATIONS:
   (Loss) from operations, net of tax benefit of $325 and $183 for quarters
      ended December 31, 2003 and 2002, respectively                                  (530)           (188)
   (Loss) from disposal, net of tax benefit of $483 and $0  for quarters ended
      December 31, 2003 and 2002, respectively                                        (779)              -
                                                                                  --------        --------
                                                                                    (1,309)           (188)
                                                                                  --------        --------

       Net (loss) income                                                            (1,847)             85

OTHER COMPREHENSIVE INCOME (EXPENSE):
   Minimum pension liability adjustment, net of tax                                      4             (68)
                                                                                  --------        --------

COMPREHENSIVE (LOSS) INCOME                                                       $ (1,843)       $     17
                                                                                  ========        ========

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED
   (Loss) income from continuing operations                                       $  (0.04)       $   0.02
   (Loss) from discontinued operations                                               (0.08)          (0.01)
                                                                                  --------        --------
   Net (loss) income                                                              $  (0.12)       $   0.01
                                                                                  ========        ========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                                                15,714          15,791
                                                                                  ========        ========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
   OUTSTANDING - DILUTED     \                                                      15,714          15,793
                                                                                  ========        ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                     5 of 24

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                               For the three months ended
                                                                                      December 31,
                                                                                  2003            2002
                                                                                --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income from continuing operations                                        $   (538)       $    273
Adjustments to reconcile net (loss) income to net
   cash (used) by operating activities, net of acquired businesses:
Deferred income taxes                                                                478              23
Depreciation and amortization                                                         73              59
Pension amortization                                                                   -              15
Provision for doubtful accounts                                                      117              40
Changes in operating assets and liabilities, net of acquired businesses:
  (Increase) in restricted cash                                                   (2,365)              -
  Decrease in accounts receivable                                                    840             291
  (Increase) in other current assets                                              (2,831)         (1,585)
  (Increase) in other assets                                                      (1,405)            (85)
  (Decrease) in accounts payable, accrued payroll, accrued
     expenses and other current liabilities                                         (161)         (3,423)
   (Decrease) increase in pension liability                                         (386)            156
   Change in net assets held for sale & loss from discontinued operations          6,171           2,042
                                                                                --------        --------
            Net cash (used in) operating activities                                   (7)         (2,194)
                                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software                          (19)           (107)
                                                                                --------        --------
            Net cash (used in) investing activities                                  (19)           (107)
                                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital leases obligations                                             (13)            (11)
Repurchase of common shares                                                            -            (432)
Net comprehensive income (expense) on pension                                          4             (68)
                                                                                --------        --------
            Net cash (used in) financing activities                                   (9)           (511)
                                                                                --------        --------

            Net (decrease) in cash and cash equivalents                              (35)         (2,812)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   4,329          12,455
                                                                                --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  4,294        $  9,643
                                                                                ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
   Interest                                                                     $     27        $     29
                                                                                ========        ========
   Income taxes                                                                 $     40        $     89
                                                                                ========        ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                                     6 of 24

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

TeamStaff provides a variety of employment related services through two business units: (1) Its TeamStaff Rx unit provides medical allied health professionals and nurses to doctors' offices and medical facilities throughout the United States on a temporary or permanent basis; and (2) the payroll services division provides customized payroll management and tax filing services to select industries, such as construction. We believe our medical staffing subsidiary is one of the top providers in the niche medical imaging field, placing temporary employees for over 275 clients. The payroll processing division processes payrolls for approximately 750 clients with more than 30,000 employees.

Effective November 17, 2003, TeamStaff sold certain of the assets of the subsidiaries through which it operated its professional employer organization ("PEO") business to Gevity HR, Inc. for the sum of $9.5 million in cash, $2.5 million of which has been placed in escrow. Under the terms of the asset sale, the escrowed payment is scheduled to be determined approximately 90 days from the November 17, 2003, closing, but is subject to downward adjustment based on a reduction in annualized administrative fees payable by the former TeamStaff PEO clients. Any such downward adjustment may be offset by annualized administrative fees of certain clients produced by former TeamStaff sales representatives during the 90-day period. The assets sold consisted primarily of client contracts, marketing agreements and internally developed software for use in reconciling certain benefit provider monthly invoices. As part of the transaction, Gevity HR, Inc. agreed, among other things, to hire certain former TeamStaff employees assigned to the PEO division and assume certain of TeamStaff's lease obligations. Further, TeamStaff agreed to a non-competition agreement which prohibits us from engaging in the PEO business for a period of five years. As a result of the transaction with Gevity, our internal corporate employee staff was reduced by approximately 117 persons, and our workforce staff was reduced by approximately 17,000 worksite employees. See also Note 3 "Discontinued Operations."

BASIS OF PRESENTATION:

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

                                     7 of 24

Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer's workforce as a permanent employee.

The Payroll Services revenue is recognized as service is rendered and consists primarily of administrative service fees charged to clients for the processing of paychecks as well as preparing quarterly and annual payroll related reports.

In connection with its discontinued operation, TeamStaff's professional employer organization division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees; and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings were invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff had included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumed as an employer, regardless of whether it actually collected its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff changed its presentation of PEO revenues from the gross method to an approach that presented its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff was not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both the revenue and direct costs for the quarter ended December 31, 2003 and 2002 by $41.8 million and $116.3 million, respectively, but had no effect on gross profit, operating income (loss) or net income (loss). The above amounts have now been reflected as part of income (loss) from discontinued operations in the consolidated financial statements. Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs did not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities were comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums.

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

The accompanying consolidated financial statements include the accounts of TeamStaff, Inc., and its subsidiaries, all of which are wholly owned. The results of operations of acquired companies have been included in the consolidated financial statements from the date of acquisition. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Certain prior year amounts have been reclassed to conform to current year presentation.

(2) SIGNIFICANT ACCOUNTING POLICIES:

STOCK-BASED COMPENSATION:

At December 31, 2003, TeamStaff has two stock-based employee compensation plans, which are described more fully in TeamStaff's latest annual report on Form 10-K. TeamStaff accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

                                     8 of 24

(Amounts in thousands, except per share data)

                                                      Three Months Ended
                                                          December 31,
                                                     2003            2002
                                                    -------        --------
Net income(loss), as reported                       $(1,847)       $     85
Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects                                     (75)            (85)
                                                    -------        --------

Pro forma net income(loss)                          $(1,922)       $      -
                                                    =======        ========
Earnings (loss) per share:
   Basic & diluted-as reported                      $ (0.12)       $   0.01
                                                    =======        ========
   Basic & diluted-pro forma                        $ (0.12)       $   0.00
                                                    =======        ========

In accordance with Statement of Financial Accounting Standards No. 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 3.23% and 3.06% in fiscal first quarter 2004 and 2003, respectively, expected option life of 4 years, and expected volatility of 69% and 74% in fiscal first quarter 2004 and 2003, respectively.

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:



                                                         Three Months Ended
                                                            December 31,
                                                          2003         2002
                                                         ------       ------
(Amounts in thousands)
Weighted average number of common shares
   outstanding- basic                                    15,714       15,791
Incremental shares for assumed conversion of stock
options/warrants                                              -            2
                                                         ------       ------
Weighted average number of common shares
outstanding-diluted                                      15,714       15,793
                                                         ======       ======

Stock options and warrants outstanding at December 31, 2003 to purchase 1,370,276 shares of common stock and at December 31, 2002 to purchase 1,017,096 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

INCOME TAXES:

TeamStaff has recorded a $16.5 million deferred tax asset at December 31, 2003 and $14.9 million at September 30, 2003. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of historical profitability and its ability to generate operating income in the future.

                                     9 of 24

PAYROLL TAXES:

TeamStaff has received notices from the IRS claiming taxes, interest and penalties due related to payroll taxes from its PEO operations. Management believes that these notices are the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the recent sale of certain assets as described elsewhere, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated.

COMPREHENSIVE INCOME (LOSS):

TeamStaff has comprehensive losses resulting from its Supplemental Executive Retirement Plan (SERP) (See Note 5). When TeamStaff's SERP obligations were measured at December 31, 2003, the amount of the Projected Benefits Obligation
(PBO) exceeded the recorded SERP liability. These changes resulted in a comprehensive income net of tax for the three months ended December 31, 2003 of $4,000, and a comprehensive loss net of tax for the three months ended December 31, 2002 of $68,000. No other sources of comprehensive gains or losses occurred.

WORKERS' COMPENSATION:

As discussed more fully below, TeamStaff's workers' compensation insurance program is provided by Zurich American Insurance Company. The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. (See Note 3 to the consolidated financial statements) The renewal program contains a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program is collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The new letter of credit for $3.5 million was secured through Fleet, as part of TeamStaff's line of credit. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. At December 31, 2003, TeamStaff has a prepaid current asset of $5.0 million for the premiums and the prepayments made to the trust for both years of the Zurich plan.

In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested a pro rata cancellation of this policy effective as of November 17, 2003. TeamStaff entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar Hill and claims handling services for the program are provided by GAB Robins. This program is a fully-insured, guaranteed cost program that contains no deductible or retention feature. This new policy will terminate effective April 1, 2004.

(3) DISCONTINUED OPERATIONS:

Effective November 17, 2003, TeamStaff sold certain of the assets of the subsidiaries through which it operated its PEO business to Gevity HR, Inc. for the sum of $9.5 million in cash, $2.5 million of which has been placed in escrow. Under the terms of the asset sale the escrowed payment is scheduled to be determined approximately 90 days from the November 17, 2003, closing, but is subject to downward adjustment based on any reduction in annualized administrative fees payable by the former TeamStaff PEO clients. Any such downward adjustment may be offset by annualized administrative fees of certain clients produced by former TeamStaff sales representatives during the 90-day period. The assets consisted primarily of client contracts, marketing agreements and internally developed software for use in reconciling certain benefit provider monthly invoices. As part of the transaction, Gevity HR, Inc. agreed, among other things, to hire certain former TeamStaff employees assigned to the PEO division and assume certain of TeamStaff's lease obligations.

Goodwill is assigned to specific reporting units and, in accordance with SFAS 142, is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount may be greater than its fair value. As of the fiscal quarter ended December 31, 2002, TeamStaff carried a total of $27.2 million in goodwill. During the fiscal quarter ended March 31, 2003, TeamStaff determined


                                    10 of 24
that the carrying amount of the PEO reporting segment exceeded its fair value, which was estimated based on the present value of expected future cash inflows and the market approach which compares TeamStaff to other comparable entities. The decision to test for impairment was based on a variety of factors, including, but not limited to, the overall downturn in the nation's economy, the relatively recent substantial decrease in the number of TeamStaff PEO worksite employees, the performance of the Wachovia marketing relationship, the reduced valuations of individual PEOs by various market analysts and the associated market downgrade in the PEO industry generally. Accordingly, a goodwill impairment loss of $20.4 million, as indicated by an independent outside valuation, was recognized in the PEO reporting unit for the fiscal quarter ended March 31, 2003. As a result of the sale of the PEO business, TeamStaff has written off the remaining goodwill related to the PEO business of $5.4 million.

As of December 31, 2003, TeamStaff has accounted for the discontinued operation in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", within the consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q filing.

The following chart details assets and liabilities held for sale:

                                                   December 31,   September 30,
                                                       2003           2003
                                                   ------------   -------------
ASSETS
Cash                                                 $  1,167       $      -
Accounts Receivable                                         -         14,191
Other current assets                                        -            353
                                                     --------       --------
  Total current assets                                  1,167         14,544
                                                     --------       --------
Fixed assets                                                -          4,874
Accumulated depreciation                                    -         (2,547)
                                                     --------       --------
  Net fixed assets                                          -          2,327
                                                     --------       --------
Goodwill                                                    -          5,390
Intangible assets                                           -             10
Other assets                                                -            178
                                                     --------       --------
  Total assets                                       $  1,167       $ 22,449
                                                     ========       ========

LIABILITIES
Accounts payable                                     $    969       $  1,199
Accrued payroll                                           506         13,905
Accrued expenses and other current liabilities          1,197            859
                                                     --------       --------
  Total current liabilities                             2,672         15,963
                                                     --------       --------
Client security deposits                                    -            421
                                                     --------       --------
  Total liabilities                                  $  2,672       $ 16,384
                                                     ========       ========

Cash and accounts payable in the above chart includes obligations to GevityHR, Inc., predominantly related to PEO client payments received by TeamStaff during the period immediately following the sale of TeamStaff's PEO-related assets to Gevity, offset in part by invoices paid by TeamStaff for Gevity's share of certain costs such as medical insurance premiums and rent

Net revenues for the PEO segment during the period October 1, 2003 through the date of sale were $11.3 million. Net revenues for the PEO segment for the quarter ended December 31, 2002 were $23.9 million.

TeamStaff's loss generated from the sale of the PEO assets to GevityHR, Inc., combined with the Company's discontinued operations, is $1.3 million for the first fiscal quarter of 2004. The loss includes the writedown of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff's continuing operations offset by estimated sublease of unoccupied office space, investment banking fees and other expenses required to dispose of the PEO business. The loss is also based on estimates of the anticipated amount in escrow scheduled to be determined approximately 90 days from date of sale. The escrow estimate is based on historical client attrition rates. There can be no assurances that the amount actually received from the $2.5 million in escrow will be the same as our estimate.

                                    11 of 24

In determining the loss from the sale of the PEO assets, TeamStaff incurred the following disposal costs:

Disposal Cost (amounts in thousands):

Termination benefits                             $  523
Lease obligations (net of sublease income)          947
Fixed asset write-offs                            2,028
Goodwill write-offs                               5,390
Investment banking fees                             271
All other                                           603
                                                 ------
Total                                            $9,762
                                                 ======

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

Effective March 21, 2003, the Company and Fleet agreed to a renewal of the revolving loan facility, which now expires on March 31, 2004. The terms of the facility are substantially as described above, except that the total outstanding loan amount at any one time cannot exceed the lesser of $6.0 million or the sum of 85% of the qualified accounts receivable less an amount reserved by Fleet. TeamStaff had used this loan agreement as collateral for an outstanding letter of credit in the amount of $3.5 million issued with respect to TeamStaff's workers' compensation program with Zurich effective April 1, 2003 described above. In connection with the sale of certain PEO assets to Gevity HR, Inc., TeamStaff was required to obtain the consent of Fleet to the transaction. As part of its agreement to the sale of PEO assets (which served as collateral for the loan) Fleet required that TeamStaff provide substitution collateral in the form of a $3.5 million cash deposit at Fleet. This deposit is considered restricted cash in that until the parties review the loan conditions, we may not use it for general purposes. The parties are currently in discussion regarding substituting qualifying receivables as collateral, thereby reducing the amount of restricted cash.

(5) SUPPLEMENTAL RETIREMENT PLAN:

Effective October 1, 2000, TeamStaff adopted a non-qualified, Supplemental Retirement Plan (SERP) covering certain TeamStaff corporate officers. Under the terms of the SERP, a participant receives a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary on the date the participant becomes a participant. Payment of benefits commences when the participant reaches 65 years of age, subject to certain vesting requirements. Vesting accelerated upon a change of control, as defined in the SERP. TeamStaff's former President and Chief Executive Officer and its former Chief Financial Officer were the only SERP participants.

SERP participants also were provided with a split dollar life insurance policy, insuring the life of the participant until the participant reaches age 65. Under the terms of an agreement between each participant and TeamStaff, although the participant is the owner of the Policy, each participant collaterally assigned his Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. Additionally, pursuant to the agreement, the participant's right to the Policy vests and becomes nonforfeitable in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant's 65th birthday (and in certain other circumstances provided by the agreement), TeamStaff was required to release the collateral assignment of the Policy provided the participant releases TeamStaff from all obligations it may have with respect to the participant (including those under the SERP). Under the agreement, TeamStaff was required to pay all Policy premium costs. However, given the uncertainty of TeamStaff's ability to continue to maintain this payment arrangement in light of certain of the provisions of the Sarbanes-Oxley Act of 2002, TeamStaff had, with the former President and Chief Executive Officer's consent, deferred paying Policy premiums on his behalf. TeamStaff paid the former President and Chief Executive Officer a bonus in the amount of Policy premiums covering the period through September 30, 2003, grossed-up to cover allocable income taxes.

In connection with the change in their employment status, TeamStaff engaged in negotiations with its former President and Chief Executive Officer and the former Chief Financial Officer regarding the payment of certain severance

                                    12 of 24
benefits and the satisfaction of TeamStaff's obligations to each of them under the SERP and the split dollar life insurance arrangements. On December 31, 2003, TeamStaff executed an agreement with its former President and Chief Executive Officer pursuant to which TeamStaff agreed to, among other things, release the collateral assignment of the split dollar life insurance policy as of December 31, 2003 and to accelerate the payment of certain agreed upon payments under the SERP in complete satisfaction of TeamStaff's obligations under the SERP. TeamStaff entered into a similar agreement with its former Chief Financial Officer effective as of December 30, 2003. That agreement also provided for the payment of severance and other benefits over time in satisfaction of TeamStaff's obligations to its former Chief Financial Officer under his severance agreement effective May 22, 2002. The effect of these settlements with the former Chief Executive Officer and former Chief Financial Officer in fiscal year 2004 will be $0.4 million of additional expense related to the SERP. Cash payments of $0.5 million have been made in the first fiscal quarter of 2004.

(6) TREASURY STOCK AND OPTIONS:

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1,000,000 in common stock. Since inception through December 31, 2003, we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2,430,000. No treasury stock has been repurchased during this fiscal year. As of December 31, 2003, 574,470 shares of treasury stock have been retired. During the quarter ended December 31, 2003, TeamStaff granted 50,000 options at an average price of $2.08 per share, 136,624 options expired or were cancelled unexercised and no options were exercised. During the quarter ended December 31, 2002, TeamStaff granted 73,000 options at an average price of $3.00, 35,116 options expired or were cancelled unexercised, and no options were exercised.

                                    13 of 24

(7) SEGMENT REPORTING:

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

The following table represents the financial results for each of TeamStaff's segments:

(Amounts in thousands)

     FOR THE THREE MONTHS ENDED
            DECEMBER 31,                         Medical           Payroll
                2003                            Staffing          Services          Corporate      Consolidated
                ----                            --------          --------          ---------      ------------
Revenues                                        $ 8,452           $ 1,286           $     -        $   9,738

Income/(loss) from operations
   before income taxes                          $   126           $   628           $(1,622)       $    (868)

     FOR THE THREE MONTHS ENDED
            DECEMBER 31,                         Medical           Payroll
                2002                            Staffing          Services          Corporate      Consolidated
                ----                            --------          --------          ---------      ------------
Revenues                                        $ 17,032          $ 1,425           $      -       $   18,457

Income/(loss) from operations
   before income taxes                          $  1,140          $   584           $ (1,266)      $      458

TeamStaff has no revenue derived from outside the United States.

                                    14 of 24

ITEM2:            MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING AND CAUTIONARY STATEMENTS

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with risks undertaken in connection with acquisitions, risks from potential workers' compensation claims and required payments, risks from employer/employee suits such as discrimination or wrongful termination, risks associated with payroll and employee related taxes which may require unanticipated payments by TeamStaff, liabilities associated with TeamStaff's status under certain federal and state employment laws as a co-employer, effects of competition, TeamStaff's ability to implement its internet based business and technological changes and dependence upon key personnel. These and other risks are stated in detail in our Report on Form 10-K for the fiscal year ended September 30, 2003 and other reports and filings made by TeamStaff.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

TeamStaff believes its significant critical accounting policies have not changed since fiscal year end September 30, 2003. See Note 2 of TeamStaff's 2003 annual report on Form 10-K as well as "Critical Accounting Policies" contained therein for a detailed discussion on the application of these and other accounting policies.

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

In connection with its discontinued operation, TeamStaff's professional employer organization division revenues historically had been derived from its PEO division gross billings, which were based on: (i) the payroll cost of its worksite employees; and (ii) associated payroll taxes, benefit costs, workers' compensation charges and administrative fees. The gross billings were invoiced to clients concurrently with each periodic payroll of its worksite employees. Historically, TeamStaff had included both components of its PEO gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations and other liabilities TeamStaff assumed as an employer, regardless of whether it actually collected its gross billings. After discussions with Securities and Exchange Commission staff, and with the concurrence of its auditors, TeamStaff changed its presentation of PEO revenues from the gross method to an approach that presented its revenues net of worksite employee payroll costs (net method) primarily because TeamStaff was not generally responsible for the output and quality of work performed by the worksite employees. This change in accounting method reduced both the revenue

                                    15 of 24
and direct costs for the quarter ended December 31, 2003 and 2002 by $41.8 million and $116.3 million, respectively, but had no effect on gross profit, operating income (loss) or net income (loss). The above amounts have now been reflected as part of income (loss) from discontinued operations in the consolidated financial statements. Consistent with this change in revenue recognition policy, TeamStaff's PEO division direct costs did not include the payroll costs of its worksite employees. TeamStaff's PEO division direct costs associated with its revenue generating activities were comprised of all other costs related to its worksite employees, such as the employer portion of payroll-related taxes, employee benefit plan premiums and contributions and workers' compensation insurance premiums.

WORKERS' COMPENSATION

TeamStaff's current workers' compensation insurance provider is Zurich American Insurance Company. The program is managed by Cedar Hill Insurance Agency, Inc., whose duties include underwriting analysis, loss control services, and other program management services.

The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program contains a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program is collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. The new letter of credit for $3.5 million was secured through Fleet, as part of TeamStaff's line of credit. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses will be made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. At December 31, 2003, TeamStaff has a prepaid current asset of $5.0 million for the premiums and the prepayments made to the trust for both years of the Zurich plan.

In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested a pro rata cancellation of this policy effective as of November 17, 2003. TeamStaff entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees. As of January 1, 2004, this program covers TeamStaff's corporate employees as well. The program is managed by Cedar Hill and claims handling services for the program are provided by GAB Robins. This program is a fully-insured, guaranteed cost program that contains no deductible or retention feature. This new policy will terminate effective April 1, 2004.

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


                                    16 of 24

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

As of December 31, 2003, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. As disclosed in our Form 10-K for the fiscal year ended September 30, 2003, TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

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

RESULTS OF CONTINUING OPERATIONS

TeamStaff's revenues for the three months ended December 31, 2003 and 2002 were $9.7 million and $18.5 million respectively, which represents a decrease of $8.7 million or 47.2% from first fiscal quarter 2003 to first fiscal quarter 2004. The decline is attributable, in part, to the decrease in demand for temporary medical staffing workers. We believe this relates to current economic conditions in that hospitals have experienced lower admissions and have stretched their current permanent staff. This, in turn, has led to less demand for temporary health care professionals. Longer term, we believe the demand for temporary medical personnel will increase, driven, in part, by an aging population and an improving economy. Additionally, we are substantially expanding our sales and marketing efforts in order to increase our contact with current and prospective clients.

Direct expenses were $7.5 million for the three months ended December 31, 2003 and $14.9 million for the comparable quarter last year, representing a decrease of $7.4 million or 49.7%. This decrease is a direct result of the lower revenues.

Gross profits were $2.2 million and $3.5 million for the quarters ended December 31, 2003 and 2002, respectively, a decrease of $1.3 million or 36.7%. This decrease is attributed to the reduction in our Medical Staffing business as discussed above. Gross profits, as a percentage of revenue, were 22.9% and 19.1 % for the quarters ended December 31, 2003 and 2002, respectively. The higher gross margin from the Payroll Services division is 39.1% of total gross profit for the first quarter of fiscal 2004 vs. 27.1% in the first quarter of fiscal 2003, increasing TeamStaff's total gross margin percentage.

Selling, general and administrative ("SG&A") expenses for the quarters ended December 31, 2003 and 2002 were $3.1 million. SG&A as a percentage of revenue was 31.6% and 16.9% for the quarters ended December 31, 2003 and 2002, respectively. While revenue declined, SG&A remained flat due to increases in directors and officers insurance premium and strengthening of bad debt reserves.

                                    17 of 24

Additionally, while our Medical Staffing division has reduced overall SG&A, we have increased our product development, sales and marketing efforts in that division, which has offset reductions in general expenses.

Depreciation and amortization for the quarters ended December 31, 2003 and 2002 were $0.1 million.

Other income decreased $0.1 million from $0.2 million in the first quarter of fiscal 2003 to $0.1 million in the first fiscal quarter of 2004. This decrease is attributable to the reduction in late payment fees received by our Medical Staffing division.

Income tax benefit for the quarter ended December 31, 2003 was $0.3 million versus income tax expense of $0.2 million for the quarter ended December 31, 2002. These tax benefits in fiscal 2003 are a result of losses from operations.

Loss from continuing operations for the quarter ended December 31, 2003 was $0.5 million or $(0.04) per fully diluted share, as compared to income from continuing operations of $0.3 million or $0.02 per fully diluted share for the same period last year. This decrease is due to the decreased performance of TeamStaff's Medical Staffing division.

Losses from discontinued operations net of tax for the quarters ended December 31, 2003 and 2002 were $1.3 million and $0.2 million, respectively. Loss from operations from the discontinued business unit net of tax for the quarters ended December 31, 2003 and 2002 were $0.5 million and $0.2 million respectively. TeamStaff generated revenue from the PEO business for only six weeks in the first fiscal quarter of 2004 while certain costs associated with the operation of that business unit continued for the full fiscal quarter. Losses on disposal net of taxes are $0.8 million for the quarter ended December 31, 2003. The loss includes the writedown of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff's continuing operations offset by estimated sublease of unoccupied office space, investment banking fees and other expenses required to dispose of the PEO business. The loss is also based on estimates of the anticipated amount in escrow scheduled to be determined approximately 90 days from date of sale. The escrow estimate is based on historical client attrition rates. There can be no assurances that the amount actually received from the $2.5 million in escrow will be the same as our estimate.

Net loss for the quarter ended December 31, 2003 was $1.8 million or $(0.12) per fully diluted share, as compared to net income of $0.1 million or $0.01 per fully diluted share for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities in the first three months of fiscal 2004 was virtually unchanged compared to $2.2 million used in the same period of fiscal 2003. As part of the sale of the PEO business, TeamStaff received $7.0 million in cash. Use of cash during the first fiscal quarter of 2004 included additional cash classified as restricted cash related to our letter of credit provided by Fleet in connection with our Zurich workers' compensation program, increased other current assets related to the receivable for the escrow balance from Gevity in connection with the sale of the PEO business and workers' compensation payments, increased other assets related to increases in TeamStaff's deferred tax asset, and losses from continuing and discontinued operations.

As stated in Note 4 of the notes to consolidated financial statements, TeamStaff is in discussions with Fleet to substitute qualifying receivables as collateral for the letter of credit, thereby reducing the amount of restricted cash.

Cash used in investing activities was virtually unchanged compared to $0.1 million this quarter last year.

The cash used in financing activities was virtually unchanged compared to $0.5 million this quarter last year. Last years spending was for the repurchasing 137,900 shares of TeamStaff stock.

As of December 31, 2003, TeamStaff had unrestricted cash and cash equivalents of $4.3 million and net accounts receivable of $4.0 million.

As of December 31, 2003, TeamStaff had working capital of $12.2 million.

                                    18 of 24

Management of TeamStaff believes that its existing cash will be sufficient to support cash needs for the next twelve months.

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1,000,000 in common stock. Since inception through December 31, 2003, we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2,430,000. No treasury stock has been repurchased during fiscal quarter ended December 31, 2003. As of December 31, 2003, 574,470 shares of treasury stock have been retired.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the quarterly period covered by this report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the date of their evaluation, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them.

CHANGES IN INTERNAL CONTROLS:

In response to the passage of the Sarbanes-Oxley Act of 2002, TeamStaff, among other actions, formed a Disclosure Committee comprised of various members of our management team. The Disclosure Committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures. In September, 2003, representatives of the Disclosure Committee and the Chief Financial Officer met with consultants engaged by TeamStaff to formalize the process for compliance with Section 404 of the Sarbanes Oxley Act of 2002. The Disclosure Committee anticipates that the sale of the assets of the PEO division will have an impact on the overall design of its internal control framework and will refine the Section 404 compliance process to reflect the cessation of this business.

Other than as described above, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                                    19 of 24

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

         The following reports were filed during the quarter ended December 31, 2003.

Date of Report                      Item Reported
--------------                      -------------
November 17, 2003                   Item 5 Other Events/Item 7 Financial Statements and Exhibits (in connection with
                                    TeamStaff's entry into an agreement for the sale of the assets of its PEO division to
                                    Gevity HR, Inc.

December 15, 2003                   Item 5 Other Events/ Item 7 Financial Statements and Exhibits (in connection with
                                    TeamStaff's appointment of Timothy Nieman as President of its TeamStaff Rx unit)

December 23, 2003                   Item 7 Financial Statements and Exhibits/ Item 12 Results of Operations and Financial
                                    Condition (in connection with TeamStaff's earnings release for the fiscal year ended
                                    September 30, 2003)


                                    20 of 24

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TEAMSTAFF, INC.
                                     (Registrant)

                                     /s/ T. Kent Smith
                                     -------------------
                                     T. Kent Smith
                                     President and Chief Executive Officer

                                     /s/ Rick Filippelli
                                     -------------------
                                     Rick Filippelli
                                     Vice President Finance and Chief
                                     Financial Officer

Date: February 10, 2004

                                    21 of 24