Form 10-Q
period 2004-03-31
TEAMSTAFF INC
filed 2004-05-05
CIK 785557

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 0-18492
TEAMSTAFF, INC. (Exact name of registrant as specified in its charter)

NEW JERSEY	22-1899798
(State or other jurisdiction of incorporation or organization) 300 ATRIUM DRIVE, SOMERSET, NEW JERSEY (Address of principal executive offices)	(I.R.S. Employer Identification No.) 08873 (Zip Code)

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

Yes	No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes	No

15,714,229 shares of Common Stock, par value $.001 per share, were outstanding as of March 31, 2004 and April 26, 2004.

TEAMSTAFF, INC. AND SUBSIDIARIES

FORM 10-Q
March 31, 2004

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(Page 1 of 2)

ASSETS	MARCH 31, 2004	SEPTEMBER 30, 2003
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,438	$4,329
Restricted cash	1,929	1,264
Accounts receivable, net of allowance for doubtful accounts of $225 and $142 at March 31, 2004 and September 30, 2003, respectively	3,184	4,926
Prepaid workers' compensation	5,046	3,645
Other current assets	3,459	1,447
Total current assets	17,056	15,611
EQUIPMENT AND IMPROVEMENTS:
Equipment	2,795	2,628
Computer equipment	368	1,073
Computer software	1,120	1,060
Leasehold improvements	224	146
	4,507	4,907
Less accumulated depreciation and amortization	(3,368)	(3,689)
Equipment and improvements, net	1,139	1,218
DEFERRED TAX ASSET	17,143	14,875
TRADENAME	4,199	4,199
GOODWILL	1,710	1,710
OTHER ASSETS	298	555
ASSETS HELD FOR SALE	1,091	22,449
Total Assets	$42,636	$60,617

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(Page 2 of 2)

LIABILITIES AND SHAREHOLDERS' EQUITY	MARCH 31, 2004	SEPTEMBER 30, 2003
	(unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$78	$61
Accounts payable	649	669
Accrued payroll	2,252	2,856
Deferred tax liability	1,052	538
Accrued expenses and other current liabilities	2,400	3,181
Total current liabilities	6,431	7,305
LONG-TERM DEBT, net of current portion	98	94
ACCRUED PENSION LIABILITY	1,348	1,724
LIABILITIES HELD FOR SALE	2,472	16,384
Total liabilities	10,349	25,507
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 15,721 and 16,267 at March 31, 2004 and September 30, 2003, respectively; outstanding 15,714 and 15,714 at March 31, 2004 and September 30, 2003, respectively	16	16
Additional paid-in capital	62,962	65,256
Retained (deficit) earnings	(30,403)	(27,572)
Accumulated comprehensive losses	(265)	(273)
Treasury stock, 7 and 553 shares at cost at March 31, 2004 and September 30, 2003, respectively	(23)	(2,317)
Total shareholders' equity	32,287	35,110
Total liabilities and shareholders' equity	$42,636	$60,617

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the three months ended March 31,
	2004	2003
REVENUES	$8,798	$16,378
DIRECT EXPENSES	6,875	13,215
Gross profit	1,923	3,163
OPERATING EXPENSES	2,884	4,266
DEPRECIATION AND AMORTIZATION	115	77
Loss from operations	(1,076)	(1,180)
OTHER INCOME (EXPENSE):
Interest income	7	22
Interest expense	(31)	(104)
Other income	48	110
	24	28
Loss before tax	(1,052)	(1,152)
INCOME TAX BENEFIT	401	388
Loss from continuing operations	(651)	(764)
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $204 and $2,710 for quarters ended March 31, 2004 and 2003, respectively	(329)	(25,193)
Loss from disposal, net of tax benefit of $2 and $0 for quarters ended March 31, 2004 and 2003, respectively	(4)	—
	(333)	(25,193)
Net loss	(984)	(25,957)
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment, net of tax	4	5
COMPREHENSIVE LOSS	$(980)	$(25,952)
LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.04)	$(0.05)
Loss from discontinued operations	(0.02)	(1.60)
Net loss	$(0.06)	$(1.65)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	15,714	15,756
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	15,714	15,756

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the six months ended March 31,
	2004	2003
REVENUES	$18,537	$34,835
DIRECT EXPENSES	14,384	28,149
Gross profit	4,153	6,686
OPERATING EXPENSES	5,960	7,343
DEPRECIATION AND AMORTIZATION	187	151
Loss from operations	(1,994)	(808)
OTHER INCOME (EXPENSE):
Interest income	12	46
Interest expense	(58)	(170)
Other income	119	281
	73	157
Loss before tax	(1,921)	(651)
INCOME TAX BENEFIT	731	186
Loss from continuing operations	(1,190)	(465)
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $529 and $2,910 for six months ended March 31, 2004 and 2003, respectively	(858)	(25,407)
Loss from disposal, net of tax benefit of $485 and $0 for six months ended March 31, 2004 and 2003, respectively	(783)	—
	(1,641)	(25,407)
Net loss	(2,831)	(25,872)
OTHER COMPREHENSIVE INCOME (EXPENSE):
Minimum pension liability adjustment, net of tax	8	(63)
COMPREHENSIVE LOSS	$(2,823)	$(25,935)
LOSS PER SHARE – BASIC AND DILUTED
Loss income from continuing operations	$(0.08)	$(0.03)
Loss from discontinued operations	(0.10)	(1.61)
Net loss	$(0.18)	$(1.64)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	15,714	15,773
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	15,714	15,773

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the six months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,190)	$(465)
Adjustments to reconcile net loss to net cash (used) by operating activities, net of acquired businesses:
Deferred income taxes	441	(1,235)
Depreciation and amortization	187	151
Pension amortization	—	166
Provision for doubtful accounts	133	46
Changes in operating assets and liabilities, net of acquired businesses:
(Increase) in restricted cash	(665)	—
Decrease in accounts receivable	1,609	513
(Increase) decrease in other current assets	(3,415)	451
(Increase) in other assets	(2,010)	(3,180)
(Decrease) in accounts payable, accrued payroll, accrued expenses and other current liabilities	(1,330)	(2,572)
(Decrease) increase in pension liability	(376)	288
Change in net assets held for sale & loss from discontinued operations	5,715	823
Net cash (used in) operating activities	(901)	(5,014)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software	(19)	(242)
Earn out provision on prior acquisition	—	79
Net cash (used in) investing activities	(19)	(163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital leases obligations	(29)	(23)
Repurchase of common shares	—	(675)
Proceeds from capital lease	50	—
Net comprehensive income (expense) on pension	8	(63)
Net cash provided by (used in) financing activities	29	(761)
Net (decrease) in cash and cash equivalents	(891)	(5,938)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,329	12,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,438	$6,517
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for- Interest	$58	$42
Income taxes	$40	$165

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

(1)    ORGANIZATION AND BUSINESS:

TeamStaff, Inc., a New Jersey corporation, was founded in 1969 as a payroll service company and has evolved into a leading provider of outsourced business solutions focusing on human resource services to a wide variety of industries in 50 states. TeamStaff's corporate headquarters is in Somerset, New Jersey and it has offices located in Clearwater, Florida, Woburn, Massachusetts, and Alpharetta, Georgia. TeamStaff's wholly-owned subsidiaries include TeamStaff Rx, Inc., DSI Staff ConnXions- Northeast Inc., DSI Staff ConnXions-Southwest Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc., and BrightLane.com, Inc. When we use the term TeamStaff, sometimes we will mean TeamStaff and its subsidiaries. As a result of the recent sale of our PEO business as describe below, many of these subsidiaries are not actively operating.

TeamStaff provides a variety of employment related services through two business units: (1) Its TeamStaff Rx unit provides medical allied health professionals and nurses to doctors' offices and medical facilities throughout the United States on a temporary or permanent basis; and (2) the payroll services division provides customized payroll management and tax filing services to select industries, such as construction. We believe our medical staffing subsidiary is one of the top providers in the niche medical imaging field, placing temporary employees for over 275 clients. The payroll processing division processes payrolls for approximately 700 clients with more than 30,000 employees.

Effective November 17, 2003, TeamStaff sold certain of the assets of the subsidiaries through which it operated its professional employer organization ("PEO") business to Gevity HR, Inc. for the sum of $9.5 million in cash, $2.5 million of which had been placed in escrow. Under the terms of the asset sale, the escrowed payment was scheduled to be determined approximately 90 days from the November 17, 2003, closing, but was subject to downward adjustment based on any reduction in annualized administrative fees payable by the former TeamStaff PEO clients. Any such downward adjustment could be offset by annualized administrative fees of certain clients produced by former TeamStaff sales representatives during the 90-day period. The assets sold consisted primarily of client contracts, marketing agreements and internally developed software for use in reconciling certain benefit provider monthly invoices. As part of the transaction, Gevity HR, Inc. agreed, among other things, to hire certain former TeamStaff employees assigned to the PEO division and assume certain of TeamStaff's lease obligations. Further, TeamStaff agreed to a non-competition agreement which prohibits us from engaging in the PEO business for a period of five years. As a result of the transaction with Gevity, our internal corporate employee staff was reduced by approximately 117 persons, and our workforce staff was reduced by approximately 17,000 worksite employees.

On April 23, 2004, subsequent to the balance sheet date, TeamStaff and Gevity agreed that TeamStaff's share of the $2.5 million placed in escrow was $2.25 million, and that amount has been released from escrow for TeamStaff's benefit. When added to the $7.0 million already paid by Gevity, this results in a total purchase price of $9.25 million. Concurrently, TeamStaff settled obligations to Gevity related to payroll for TeamStaff's internal employees under a co-employment arrangement of $1.2 million, and settled obligations predominantly related to PEO client payments received by TeamStaff during the period following the sale, offset in part by invoices paid by TeamStaff on Gevity's behalf, totaling $1.1 million. The cash required to settle this obligation of $1.1 million is included in assets held for sale. See Note 3 "Discontinued Operations."

Basis of Presentation:

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent and SAB 104, Revenue Recognition. TeamStaff recognizes all amounts billed to its temporary staffing customers as gross revenue because, among other things, TeamStaff is the primary obligor in the temporary staffing arrangement, TeamStaff has pricing latitude, TeamStaff selects temporary employees for a given assignment from a broad pool of individuals, TeamStaff is at risk for the payment of its direct costs, and TeamStaff assumes a significant amount of other risks and liabilities as an employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by temporary employees which have not yet been billed to the customer as of the end of the accounting period.

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

(2)    SIGNIFICANT ACCOUNTING POLICIES:

Recently Adopted Accounting Standards:

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106" ("SFAS 132 (revised 2003)"), effective for fiscal years beginning after December 15, 2002, subject to certain exemptions. SFAS 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement retains the disclosure requirements contained in Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The Company adopted SFAS 132 (revised 2003) as of January 1, 2004. The effect of the adoption of this statement was not material.

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized as service has been rendered. Sales are recorded net of discounts, rebates, and returns.

Stock-Based Compensation:

At March 31, 2004, TeamStaff has two stock-based employee compensation plans, which are described more fully in TeamStaff's latest annual report on Form 10-K. TeamStaff accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(Amount in thousands, except per share data)
Net loss, as reported	$(984)	$(25,957)	$(2,831)	$(25,872)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(73)	(127)	(147)	(247)
Pro forma net loss	$(1,057)	$(26,084)	$(2,978)	$(26,119)
Loss per share:
Basic & diluted-as reported	$(0.06)	$(1.65)	$(0.18)	$(1.64)
Basic & diluted-pro forma	$(0.07)	$(1.66)	$(0.19)	$(1.66)

In accordance with Statement of Financial Accounting Standards No. 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 3.23% and 3.10% in fiscal year 2004 and 2003, respectively, expected option life of 4 years, and expected volatility of 69% and 74% in fiscal year 2004 and 2003, respectively.

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(Amounts in thousands)
Weighted average number of common shares outstanding-basic	15,714	15,756	15,714	15,773
Incremental shares for assumed conversion of stock options/warrants	—	—	—	—
Weighted average number of common shares outstanding-diluted	15,714	15,756	15,714	15,773

Stock options and warrants outstanding at March 31, 2004 to purchase 1,259,537 shares of common stock and at March 31, 2003 to purchase 979,128 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

Income Taxes:

TeamStaff has recorded a $17.1 million deferred tax asset at March 31, 2004 and $14.9 million at September 30, 2003. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of historical profitability and its ability to generate operating income in the future.

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

Comprehensive Income (Loss):

TeamStaff has comprehensive losses resulting from its Supplemental Executive Retirement Plan (SERP) (See Note 5). When TeamStaff's SERP obligations were measured at March 31, 2004, the amount of the Projected Benefits Obligation (PBO) exceeded the recorded SERP liability. These changes resulted in a comprehensive income net of tax for the three months ended March 31, 2004 and 2003 of $4,000 and $5,000, respectively. For the six months ended March 31, 2004, these changes resulted in a comprehensive income net of tax of $8,000 and for the six months ended March 31, 2003, a comprehensive loss net of tax of $63,000. No other sources of comprehensive gains or losses occurred.

Workers' Compensation:

As discussed more fully below, TeamStaff's workers' compensation insurance program is provided by Zurich American Insurance Company. The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. (See Note 3 to the consolidated financial statements). The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of

104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. A letter of credit for $3.5 million was secured through Fleet, as part of TeamStaff's line of credit. However, effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. At March 31, 2004, TeamStaff has a prepaid current asset of $5.0 million for the premiums and the prepayments made to the trust for both years of the Zurich plan.

In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested a pro rata cancellation of this policy effective as of November 17, 2003. TeamStaff entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar Hill and claims handling services for the program are provided by GAB Robins. This program is a fully-insured, guaranteed cost program that contains no deductible or retention feature. This policy terminated April 1, 2004. Effective April 1, 2004, TeamStaff entered into a new workers' compensation program with Zurich, covering the period from April 1, 2004 through March 31, 2005, with the same terms as the previous policy.

(3)    DISCONTINUED OPERATIONS:

Effective November 17, 2003, TeamStaff sold certain of the assets of the subsidiaries through which it operated its PEO business to Gevity HR, Inc. for the sum of $9.5 million in cash, $2.5 million of which had been placed in escrow. Under the terms of the asset sale the escrowed payment was scheduled to be determined approximately 90 days from the November 17, 2003, closing, but was subject to downward adjustment based on any reduction in annualized administrative fees payable by the former TeamStaff PEO clients. Any such downward adjustment could be offset by annualized administrative fees of certain clients produced by former TeamStaff sales representatives during the 90-day period. The assets consisted primarily of client contracts, marketing agreements and internally developed software for use in reconciling certain benefit provider monthly invoices. As part of the transaction, Gevity HR, Inc. agreed, among other things, to hire certain former TeamStaff employees assigned to the PEO division and assume certain of TeamStaff's lease obligations.

On April 23, 2004, subsequent to the balance sheet date, TeamStaff and Gevity agreed that TeamStaff's share of the $2.5 million placed in escrow was $2.25 million, and that amount has been released from escrow for TeamStaff's benefit. When added to the $7.0 million already paid by Gevity, this results in a total purchase price of $9.25 million. Concurrently, TeamStaff settled obligations to Gevity related to payroll for TeamStaff's internal employees under a co-employment arrangement of $1.2 million, and settled obligations predominantly related to PEO client payments received by TeamStaff during the period following the sale, offset in part by invoices paid by TeamStaff on Gevity's behalf, totaling $1.1 million. The cash required to settle this obligation of $1.1 million is included in assets held for sale.

Goodwill is assigned to specific reporting units and, in accordance with SFAS 142, is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount may be greater than its fair value. As of the fiscal quarter ended December 31, 2002, TeamStaff carried a total of $27.2 million in goodwill. During the fiscal quarter ended March 31, 2003, TeamStaff determined that the carrying amount of the PEO reporting segment exceeded its fair value, which was estimated based on the present value of expected future cash inflows and the market approach which compares TeamStaff to other comparable entities. The decision to test for impairment was based on a variety of factors, including, but not limited to, the overall downturn in the nation's economy, the relatively recent substantial decrease in the number of TeamStaff PEO worksite employees, the performance of the Wachovia marketing relationship, the reduced valuations of individual PEOs by various market analysts and the associated market downgrade in the PEO industry generally. Accordingly, a goodwill impairment loss of $20.4 million, as indicated by an independent outside valuation, was recognized in the PEO reporting unit for the fiscal quarter ended March 31, 2003. As a result of the sale of the PEO business, TeamStaff has written off the remaining goodwill related to the PEO business of $5.4 million in the first fiscal quarter of 2004.

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. As part of its acquisition of BrightLane, completed in August 2001, TeamStaff entered into a two-year, extendable marketing relationship with First Union Corporation (renamed Wachovia). The Wachovia relationship was intended to provide TeamStaff with the ability to market its PEO services to Wachovia's small business customers through Wachovia's network of small business bankers. The relationship did not produce the anticipated number of PEO clients or worksite employees. During the fiscal quarter ended March 31, 2003, TeamStaff determined that, based on estimated future cash flows, the carrying amount of the Wachovia marketing relationship, which was assigned to TeamStaff's PEO reporting segment, exceeded its fair value by $5.7 million; accordingly, an impairment loss of that amount, as indicated by an independent outside valuation, was recognized and was included in impairment of intangible assets. TeamStaff later received written notice from Wachovia terminating the current agreement effective as of October 14, 2003. TeamStaff therefore wrote-off the full remaining value of the Wachovia relationship, $1.2 million, during the third fiscal quarter 2003. The impairment of these intangible assets were included in discontinued operations in the appropriate periods.

As of March 31, 2004, TeamStaff has accounted for the discontinued operation in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", within the consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q filing.

The following chart details assets and liabilities held for sale:

ASSETS	March 31, 2004	September 30, 2003
	(amounts in thousands)
Cash	$1,091	$—
Accounts Receivable	—	14,191
Other current assets	—	353
Total current assets	1,091	14,544
Fixed assets	—	4,874
Accumulated depreciation	—	(2,547)
Net fixed assets	—	2,327
Goodwill	—	5,390
Intangible assets	—	10
Other assets	—	178
Total assets	$1,091	$22,449
LIABILITIES
Accounts payable	$1,091	$1,199
Accrued payroll	211	13,905
Accrued expenses and other current liabilities	1,170	859
Total current liabilities	2,472	15,963
Client security deposits	—	421
Total liabilities	$2,472	$16,384

Cash and accounts payable in the above chart includes obligations to GevityHR, Inc., predominantly related to PEO client payments received by TeamStaff during the period immediately following the sale of TeamStaff's PEO-related assets to Gevity, offset in part by invoices paid by TeamStaff for Gevity's share of certain costs such as medical insurance premiums and rent.

Net revenues for the PEO segment for the six months ended March 31, 2004 and 2003 were $11.6 million and $45.5 million, respectively.

TeamStaff's loss, net of tax, from discontinued operations is $0.3 million for the second fiscal quarter of 2004 and $1.6 million for the first six months of fiscal year 2004. TeamStaff's loss, net of tax, from disposal is negligible for the second fiscal quarter of 2004 and $0.8 million for the first six months of fiscal year 2004. The loss on disposal is based on the selling price of $9.25 million, $7.0 million at closing and $2.25 million to be paid from the escrow account, offset by expenses including the writedown of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff's continuing operations offset by estimated sublease of unoccupied office space, investment banking fees and other expenses required to dispose of the PEO business.

In determining the loss from the sale of the PEO assets, TeamStaff incurred the following disposal costs:

Disposal Cost:	Total Amount Accrued	Amount Accrued Current Quarter
	(amounts in thousands)
Termination benefits	$599	$76
Lease obligations (net of estimated sublease income)	1,355	408
Fixed asset write-offs	2,028	—
Goodwill write-offs	5,390	—
Investment banking fees	271	—
All other	891	272
Total	$10,534	$756

The increase in expenses this quarter resulted from additional severance cost beyond our estimate at December 31, 2003, lower estimated sublease income from offices no longer used by TeamStaff, and additional amounts transferred to Gevity for client benefits.

Liability Balances	12/31/2003 Balance	Expensed This Quarter	Paid This Quarter	3/31/2004 Balance
	(amounts in thousands)
Accounts payable	$969	$272	$(150)	$1,091
Accrued payroll	506	76	(371)	211
Accrued expenses and other current liabilities	1,197	408	(435)	1,170
Total	$2,672	$756	$(956)	$2,472

(4)    DEBT:

On April 9, 2002, TeamStaff entered into a revolving loan facility with Fleet National Bank ("Fleet"). The total outstanding loan amount could not exceed at any one time the lesser of $7.0 million or the sum of 85% of qualified accounts receivable, less an amount reserved by Fleet to support direct debit processing exposure. The annual interest rate was either the Fleet prime rate or LIBOR, at the discretion of TeamStaff. The facility was collateralized by substantially all of the assets of TeamStaff, including its accounts receivable. The facility was subject to certain covenants including, but not limited to, interest rate coverage of 2.0 to 1.0, total liabilities to tangible net worth ratio of 2.0 to 1.0, and minimum working capital of $10.0 million.

Effective March 21, 2003, the Company and Fleet agreed to a renewal of the revolving loan facility, which expired on March 31, 2004. The terms of the facility were substantially as described above,

except that the total outstanding loan amount at any one time could not exceed the lesser of $6.0 million or the sum of 85% of the qualified accounts receivable less an amount reserved by Fleet. TeamStaff used this loan agreement as collateral for a letter of credit in the amount of $3.5 million issued with respect to TeamStaff's workers' compensation program with Zurich effective April 1, 2003 described above. In connection with the sale of certain PEO assets to Gevity HR, Inc., TeamStaff was required to obtain the consent of Fleet to the transaction. As part of its agreement to the sale of PEO assets (which served as collateral for the loan) Fleet required that TeamStaff provide substitution collateral in the form of a $3.5 million cash deposit at Fleet. The revolving loan facility and the letter of credit expired on March 31, 2004. As a result, the $3.5 million cash deposit was released by Fleet.

Effective March 31, 2004, Zurich reduced the amount of the letter of credit collateralization requirement for the workers' compensation program to $1.8 million. TeamStaff has secured a letter of credit in that amount from SunTrust Bank. The letter of credit is collateralized by a certificate of deposit for $1.8 million deposited at SunTrust.

(5)    SUPPLEMENTAL RETIREMENT PLAN:

Effective October 1, 2000, TeamStaff adopted a non-qualified Supplemental Retirement Plan (SERP) covering certain TeamStaff corporate officers. TeamStaff's former President and Chief Executive Officer and its former Chief Financial Officer were the only SERP participants. SERP participants also were provided with a split dollar life insurance policy, insuring the life of the participant. Each participant collaterally assigned his policy to TeamStaff to secure repayment of policy premiums. In connection with the change in their employment status, TeamStaff engaged in negotiations with its former President and Chief Executive Officer and the former Chief Financial Officer regarding the payment of certain severance benefits and the satisfaction of TeamStaff's obligations to each of them under the SERP and the split dollar life insurance arrangements. On December 31, 2003, TeamStaff executed an agreement with its former President and Chief Executive Officer pursuant to which TeamStaff agreed to, among other things, release the collateral assignment of the split dollar life insurance policy as of December 31, 2003 and to accelerate the payment of certain agreed upon payments under the SERP in complete satisfaction of TeamStaff's obligations under the SERP. TeamStaff entered into a similar agreement with its former Chief Financial Officer effective as of December 30, 2003. That agreement also provided for the payment of severance and other benefits over time in satisfaction of TeamStaff's obligations to its former Chief Financial Officer under his severance agreement effective May 22, 2002. The effect of these settlements with the former President and Chief Executive Officer and former Chief Financial Officer in fiscal year 2004 will be $0.4 million of additional expense related to the SERP. Cash payments of $1.5 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer in the first six months of fiscal year 2004.

Components of Net Periodic Benefit Cost:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(amounts in thousands)
Service cost	$—	$—	$—	$17
Interest cost	21	23	41	45
Amortization of prior service cost	—	15	—	30
Amortization of net (gain)/loss	15	5	30	7
Curtailment charges	—	254	—	254
Settlement charges	119	—	188	—
Total pension cost	$155	$297	$259	$353

Employer Contributions to Pension Plan

For the six months ended March 31, 2004, TeamStaff has contributed $274,000. TeamStaff anticipates contributing an additional $155,000 in fiscal 2004 for a total of $429,000.

(6)    STOCK OPTIONS:

During the quarter ended March 31, 2004, TeamStaff did not grant any options, 89,311 options expired or were cancelled unexercised, 21,428 warrants expired unexercised, and no options were exercised. During the six months ended March 31, 2004, TeamStaff granted 50,000 options at an average price of $2.08 per share, 225,935 options expired or were cancelled unexercised, 21,428 warrants expired unexercised, and no options were exercised. During the quarter ended March 31, 2003, TeamStaff granted 10,000 options at an average price of $3.03 per share, 33,015 options expired or were cancelled unexercised, and no options were exercised. During the six months ended March 31, 2003, TeamStaff granted 83,000 options at an average price of $3.00 per share, 68,131 options expired or were cancelled unexercised, and no options were exercised.

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

The following table represents the financial results for each of TeamStaff's segments:

For the three months ended March 31, 2004	Medical Staffing	Payroll Services	Corporate	Consolidated
	(Amounts in thousands)

Revenues	$7,784	$1,014	$—	$8,798

Income/(loss) from operations before income taxes	$245	$331	$(1,628)	$(1,052)

For the three months ended March 31, 2003	Medical Staffing	Payroll Services	Corporate	Consolidated

Revenues	$15,244	$1,134	$—	$16,378

Income/(loss) from operations before income taxes	$1,176	$321	$(2,649)	$(1,152)

For the six months ended March 31, 2004	Medical Staffing	Payroll Services	Corporate	Consolidated

Revenues	$16,237	$2,300	$—	$18,537

Income/(loss) from operations before income taxes	$371	$959	$(3,251)	$(1,921)

For the six months ended March 31, 2003	Medical Staffing	Payroll Services	Corporate	Consolidated

Revenues	$32,277	$2,558	$—	$34,835

Income/(loss) from operations before income taxes	$2,316	$905	$(3,872)	$(651)

TeamStaff has no revenue derived from outside the United States.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent and SAB 104, Revenue Recognition. TeamStaff recognizes all amounts billed to its temporary staffing customers as gross revenue because, among other things, TeamStaff is the primary obligor in the temporary staffing arrangement, TeamStaff has pricing latitude, TeamStaff selects temporary employees for a given assignment from a broad pool of individuals, TeamStaff is at risk for the payment of its direct costs, and TeamStaff assumes a significant amount of other risks and liabilities as an employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by temporary employees which have not yet been billed to the customer as of the end of the accounting period.

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

The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. (See Note 3 to the consolidated financial statements) The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. A letter of credit for $3.5 million was secured through Fleet, as part of TeamStaff's line of credit. However, effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. At March 31, 2004, TeamStaff has a prepaid current asset of $5.0 million for the premiums and the prepayments made to the trust for both years of the Zurich plan.

In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested a pro rata cancellation of this policy effective as of November 17, 2003. TeamStaff entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar Hill and claims handling services for the program are provided by GAB Robins. This program is a fully-insured, guaranteed cost program that contains no deductible or retention feature. This policy terminated April 1, 2004. Effective April 1, 2004, TeamStaff entered into a new workers' compensation program with Zurich, covering the period from April 1, 2004 through March 31, 2005, with the same terms as the previous policy.

As of March 31, 2004, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. As disclosed in our Form 10-K for the fiscal year ended September 30, 2003, TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA for the workers' compensation programs covering January 22, 2001, through March 22, 2001. As previously disclosed, TeamStaff is disputing certain amounts that CNA claims is due as part those programs and filed a complaint with the New Jersey Division of Insurance, which referred the matter to the New Jersey Compensation Rating and Inspection Bureau. Although the New Jersey Compensation Rating and Inspection Bureau investigated the complaint and proposed a fine against CNA as well as a refund of $0.2 million in policy issuance costs to TeamStaff, the matter remains unresolved between the parties. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

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

Results of Continuing Operations

TeamStaff's revenues for the three months ended March 31, 2004 and 2003 were $8.8 million and $16.4 million respectively, which represents a decrease of $7.6 million or 46% from second fiscal quarter 2003 to second fiscal quarter 2004. The decline is attributable, in part, to the decrease in demand for temporary medical staffing workers. We believe this relates to current economic conditions in that hospitals have experienced lower census levels and have placed greater reliance on existing full time staff. This, in turn, has led to less demand for temporary health care professionals. Longer term, we believe the demand for temporary medical personnel will increase, driven, in part, by an aging population and an improving economy. Additionally, we are substantially expanding our sales and marketing efforts in order to increase our contact with current and prospective clients. TeamStaff's revenues for the six months ended March 31, 2004 and 2003 were $18.5 million and $34.8 million respectively, which represents a decrease of $16.3 million or 47% from 2003 to 2004. The decline is attributable to the same reasons as stated above for the second quarter.

Direct expenses were $6.9 million for the three months ended March 31, 2004 and $13.2 million for the comparable quarter last year, representing a decrease of $6.3 million or 48%. For the six months ended March 31 2004 and 2003, direct expenses were $14.4 million and $28.1 million, respectively, representing a decrease of $13.7 million or 49%. These decreases are a direct result of the lower revenues.

Gross profits were $1.9 million and $3.2 million for the quarters ended March 31, 2004 and 2003, respectively, representing a decrease of $1.3 million or 39%. This decrease is attributed to the reduction in our Medical Staffing business as discussed above. Gross profits, as a percentage of revenue, were 21.9% and 19.3 % for the quarters ended March 31, 2004 and 2003, respectively. For the six months ended March 31, 2004 and 2003, gross profits were $4.2 million and $6.7 million respectively, representing a decrease of $2.5 million or 38%. Gross profits as a percent of revenue were 22.4% and 19.2% for the six months ended March 31, 2004 and 2003, respectively. The higher gross margin Payroll Services division represented 35.4% of total gross profit for the first six months of fiscal 2004 vs. 24.5% in the first six months of fiscal 2003, increasing TeamStaff's total gross margin percentage.

Operating expenses for the quarters ended March 31, 2004 and 2003 were $2.9 million and $4.3 million, respectively, representing a decrease of $1.4 million or 32%. This decrease resulted from lower SERP and severance cost related to TeamStaff's former Chief Executive Officer and Chief Financial Officer, and reduced expenses in the Medical Staffing business. For the six months ended March 31, 2004 and 2003, operating expenses were $6.0 million and $7.4 million, respectively, representing a decrease of $1.4 million or 19%, for the same reasons as stated above. Operating expenses as a percentage of revenue were 32.2% and 21.1% for the six months ended March 31, 2004 and 2003, respectively, as revenue declined at a higher rate than operating expenses. Operating expenses for the first six months of 2004 were lower in each reporting segment than the first six months of 2003. Additionally, while our Medical Staffing division has reduced overall operating expenses, we are increasing our product development, sales and marketing efforts in that division, which has partially offset reductions in general expenses.

Depreciation and amortization for the quarters ended March 31, 2004 and 2003 were $0.1 million. Depreciation and amortization for the six months ended March 31, 2004 and 2003 were $0.2 million.

Other income for the three months ended March 31, 2004 and 2003 was negligible. Other income decreased $0.1 million from $0.2 million in the first six months of fiscal year 2003 to $0.1million in the first six months of 2004. These decreases are attributable to the reduction in late payment fees received by our Medical Staffing division partially offset by lower interest expense.

Income tax benefit for the quarter ended March 31, 2004 was $0.4 million, unchanged from 2003. These tax benefits are a result of losses from operations. Income tax benefit for the six months ended March 31, 2004 was $0.7 million versus $0.2 million for the six months ended March 31, 2003. Again, these tax benefits are a result of losses from operations.

Loss from continuing operations for the quarter ended March 31, 2004 was $0.7 million or $(0.04) per fully diluted share, as compared to $0.8 million or $(0.05) per fully diluted share for the same period last year. This decreased loss is due to the lower SERP and severance cost related to TeamStaff's former Chief Executive Officer and Chief Financial Officer offset by the decreased performance of TeamStaff's Medical Staffing division. Loss from continuing operations for the six months ended March 31, 2004 was $1.2 million or $(0.08) per fully diluted share, as compared to $0.5 million or $(0.03) per fully diluted share for the same period last year. This decrease is due to the decreased performance of our Medical Staffing division, offset partially by decreased cost related to TeamStaff's former Chief Executive Officer and Chief Financial Officer.

Losses from discontinued operations, net of tax, for the quarters ended March 31, 2004 and 2003 were $0.3 million and $25.2 million, respectively. The loss in 2003 resulted primarily from the write-down of goodwill and intangible assets from the PEO business. Losses from discontinued operations, net of tax, for the six months ended March 31, 2004 and 2003 were $1.6 million and $25.4 million, respectively. Loss from operations from the discontinued business unit, net of tax, for the six months ended March 31, 2004 and 2003 were $0.9 million and $25.4 million respectively. TeamStaff generated revenue from the PEO business for only six weeks in the first six months of 2004 while certain costs associated with the operation of that business unit continued for the full six months. The loss in 2003 resulted primarily from the write-down of goodwill and intangible assets from the PEO business. Losses on disposal, net of tax, are $0.8 million for the six months ended March 31, 2003. The loss is based on the selling price of $9.25 million, $7.0 million at closing and $2.25 million to be paid from the escrow account, offset by expenses including the writedown of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff's continuing operations offset by estimated sublease of unoccupied office space, investment banking fees and other expenses required to dispose of the PEO business.

Net loss for the quarter ended March 31, 2004 was $1.0 million or $(0.06) per fully diluted share, as compared to $26.0 million or $(1.65) per fully diluted share for the same period last year. Net loss for the six months ended March 31, 2004 was $2.8 million or $(0.18) per fully diluted share, as compared to $25.9 million or $(1.64) per fully diluted share for the same period last year. The losses for fiscal year 2004 are the result of the decline in Medical Staffing revenues described above and the loss from discontinued operations. For fiscal year 2003, the losses are primarily from the writedowns of goodwill and intangible assets from our discontinued PEO business and SERP and severance cost related to TeamStaff's former Chief Executive Officer and Chief Financial Officer.

Liquidity and Capital Resources

Net cash used in operating activities in the first six months of fiscal 2004 were $0.9 million compared to $5.0 million used in the same period of fiscal 2003. As part of the sale of the PEO business, TeamStaff received $7.0 million in cash. Use of cash during the first six months of 2004 included increased other current assets related to the receivable for the escrow balance from Gevity in connection with the sale of the PEO business and workers' compensation payments, increased other assets related to increases in TeamStaff's deferred tax asset, additional cash classified as restricted cash related to our letter of credit provided by SunTrust in connection with our Zurich workers' compensation program and losses from continuing and discontinued operations.

Cash used in investing activities was virtually unchanged during the first six months of fiscal year 2004 as opposed to $0.2 million in the first six months of fiscal year 2003.

Cash used in financing activities was virtually unchanged during the first six months of fiscal year 2004 as opposed to $0.8 million in the first six months of fiscal year 2003. Last year's spending was for the repurchase of 216,512 shares of TeamStaff stock.

As of March 31, 2004, TeamStaff had unrestricted cash and cash equivalents of $3.4 million and net accounts receivable of $3.2 million.

As of March 31, 2004, TeamStaff had working capital of $10.6 million.

Management of TeamStaff believes that its existing cash will be sufficient to support cash needs for at least the next twelve months.

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1,000,000 in common stock. Since inception through March 31, 2004, we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2,430,000. No treasury stock has been repurchased during the six months ended March 31, 2004. As of March 31, 2004, 574,470 shares of treasury stock (the result of the prior stock repurchases) have been retired.

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

Part II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

TeamStaff's subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. TeamStaff and BrightLane intend to defend themselves vigorously in this matter and believes that they have meritorious and valid defenses to plaintiff's claims. In addition, the former shareholders of

BrightLane have placed approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $0.3 million threshold. Some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10/share. It is possible that an award in favor of Atomic Fusion would result in monetary damages against TeamStaff, which could not be recovered under the indemnification provisions because cancellation of the shares in escrow is the sole method of satisfying these indemnification obligations. On November 20, 2003, the Fulton County Superior Court (to which the action was transferred) awarded summary judgment in BrightLane's favor on all counts of Atomic Fusion's complaint except for a beach of contract claim. A trial on this matter is scheduled to commence on May 10, 2004.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

As discussed earlier, as part of the sale of the assets of TeamStaff's PEO division to Gevity, TeamStaff and Gevity agreed that $2.5 million of the $9.5 million purchase price would be placed in escrow. The escrowed amount was subject to downward adjustment based on any reduction in annualized administrative fees payable by the former TeamStaff PEO clients. Any such downward adjustment could be offset by annualized administrative fees of certain clients produced by former TeamStaff sales representatives during the 90-day period following the closing of the transaction on November 17, 2003. On April 23, 2004, TeamStaff and Gevity agreed that TeamStaff's share of the $2.5 million placed in escrow was $2.25 million, and that amount is being released by the escrow agent for TeamStaff's benefit.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following reports were filed during the quarter ended March 31, 2004.

Date of Report	Item Reported
February 18, 2004	Item 7 Financial Statements and Exhibits/Item 12 Results of Operations and Financial Condition (in connection with TeamStaff's earnings release for the fiscal quarter ended December 31, 2003)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAMSTAFF, INC. (Registrant)
/s/ T. Kent Smith

T. Kent Smith President and Chief Executive Officer
/s/ Rick Filippelli

Rick Filippelli Vice President Finance and Chief Financial Officer

Date: April 30, 2004