Form 10-Q
period 2004-06-30
TEAMSTAFF INC
filed 2004-08-06
CIK 785557

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

15,714,229 shares of Common Stock, par value $.001 per share, were outstanding as of June 30, 2004 and August 3, 2004.

TEAMSTAFF, INC. AND SUBSIDIARIES

FORM 10-Q
June 30, 2004

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(Page 1 of 2)

	JUNE 30, 2004	SEPTEMBER 30, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,503	$4,329
Restricted cash	1,800	1,264
Accounts receivable, net of allowance for doubtful accounts of $242 and $142 at June 30, 2004 and September 30, 2003, respectively	3,569	4,926
Prepaid workers' compensation	4,310	3,645
Other current assets	1,409	1,447
Total current assets	14,591	15,611

EQUIPMENT AND IMPROVEMENTS:
Equipment	2,795	2,628
Computer equipment	368	1,073
Computer software	1,120	1,060
Leasehold improvements	224	146
	4,507	4,907

Less accumulated depreciation and amortization	(3,480)	(3,689)

Equipment and improvements, net	1,027	1,218

DEFERRED TAX ASSET	17,387	14,875

TRADENAME	4,199	4,199

GOODWILL	1,710	1,710

OTHER ASSETS	348	555

ASSETS HELD FOR SALE	—	22,449

Total Assets	$39,262	$60,617

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(Page 2 of 2)

	JUNE 30, 2004	SEPTEMBER 30, 2003
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$76	$61
Accounts payable	773	669
Accrued payroll	807	2,856
Deferred tax liability	775	538
Accrued expenses and other current liabilities	2,611	3,181
Total current liabilities	5,042	7,305

LONG-TERM DEBT, net of current portion	84	94
ACCRUED PENSION LIABILITY	1,477	1,724
LIABILITIES HELD FOR SALE	1,224	16,384
Total liabilities	7,827	25,507

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 15,721 and 16,267 at June 30, 2004 and September 30, 2003, respectively; outstanding 15,714 and 15,714 at June 30, 2004 and September 30, 2003, respectively	16	16
Additional paid-in capital	62,963	65,256
Retained (deficit) earnings	(31,259)	(27,572)
Accumulated comprehensive losses	(261)	(273)
Treasury stock, 7 and 553 shares at cost at June 30, 2004 and September 30, 2003, respectively	(24)	(2,317)
Total shareholders' equity	31,435	35,110
Total liabilities and shareholders' equity	$39,262	$60,617

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the three months ended June 30,
	2004	2003
REVENUES	$9,642	$14,654
DIRECT EXPENSES	7,333	11,753
Gross profit	2,309	2,901
OPERATING EXPENSES	2,956	4,352
DEPRECIATION AND AMORTIZATION	112	87
Loss from operations	(759)	(1,538)
OTHER INCOME (EXPENSE):
Interest income	22	16
Interest expense	(13)	(11)
Other income	53	120
	62	125
Loss before tax	(697)	(1,413)
INCOME TAX BENEFIT	266	552
Loss from continuing operations	(431)	(861)
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $177 and $171 for quarters ended June 30, 2004 and 2003, respectively	(287)	(1,403)
Loss from disposal, net of tax benefit of $86 and $0 for quarters ended June 30, 2004 and 2003, respectively	(138)	—
	(425)	(1,403)
Net loss	(856)	(2,264)
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment, net of tax	4	(70)
COMPREHENSIVE LOSS	$(852)	$(2,334)
LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.03)	$(0.05)
Loss from discontinued operations	(0.02)	(0.09)
Net loss	$(0.05)	$(0.14)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	15,714	15,684
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	15,714	15,684

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the nine months ended June 30,
	2004	2003
REVENUES	$28,179	$49,489
DIRECT EXPENSES	21,717	39,902
Gross profit	6,462	9,587
OPERATING EXPENSES	8,915	11,695
DEPRECIATION AND AMORTIZATION	300	238
Loss from operations	(2,753)	(2,346)
OTHER INCOME (EXPENSE):
Interest income	34	70
Interest expense	(71)	(181)
Other income	173	393
	136	282
Loss before tax	(2,617)	(2,064)
INCOME TAX BENEFIT	996	738
Loss from continuing operations	(1,621)	(1,326)
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $706 and $3,081 for nine months ended June 30, 2004 and 2003, respectively	(1,145)	(26,810)
Loss from disposal, net of tax benefit of $571 and $0 for nine months ended June 30, 2004 and 2003, respectively	(921)	—
	(2,066)	(26,810)
Net loss	(3,687)	(28,136)
OTHER COMPREHENSIVE INCOME (EXPENSE):
Minimum pension liability adjustment, net of tax	12	(133)
COMPREHENSIVE LOSS	$(3,675)	$(28,269)
LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.10)	$(0.09)
Loss from discontinued operations	(0.13)	(1.70)
Net loss	$(0.23)	$(1.79)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	15,714	15,743
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	15,714	15,743

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the nine months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,621)	$(1,326)
Adjustments to reconcile net loss to net cash (used) by operating activities, net of acquired businesses:
Deferred income taxes	(90)	(1,481)
Depreciation and amortization	300	238
Pension amortization	—	612
Provision for doubtful accounts	150	94
Changes in operating assets and liabilities, net of acquired businesses:
(Increase) in restricted cash	(536)	(885)
Decrease in accounts receivable	1,207	1,249
(Increase) decrease in other current assets	(628)	1,298
(Increase) in other assets	(2,214)	(3,995)
(Decrease) in accounts payable, accrued payroll, accrued expenses and other current liabilities	(2,278)	(1,809)
(Decrease) increase in pension liability	(247)	430
Change in net assets held for sale & loss from discontinued operations	5,133	410
Net cash (used in) operating activities	(824)	(5,165)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software	(19)	(549)
Earn out provision on prior acquisition	—	79
Net cash (used in) investing activities	(19)	(470)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital leases obligations	(45)	(39)
Repurchase of common shares	—	(782)
Proceeds from capital lease	50	—
Net comprehensive income (expense) on pension	12	(133)
Net cash provided by (used in) financing activities	17	(954)
Net (decrease) in cash and cash equivalents	(826)	(6,589)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,329	12,455
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,503	$5,866
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$71	$119
Income taxes	$46	$370

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

On April 23, 2004, TeamStaff and Gevity agreed that TeamStaff's share of the $2.5 million placed in escrow was $2.25 million. That amount was released from escrow for TeamStaff's benefit. When added to the $7.0 million previously paid by Gevity, the total purchase price paid was $9.25 million. Concurrently, TeamStaff settled obligations to Gevity related to payroll for TeamStaff's internal employees under a co-employment arrangement of $1.2 million, and settled obligations predominantly related to PEO client payments received by TeamStaff during the period following the sale, offset in part by invoices paid by TeamStaff on Gevity's behalf, totaling $1.1 million. See Note 3 "Discontinued Operations."

Additionally, effective May 2, 2004, TeamStaff sold certain of the assets of TeamStaff Solutions, Inc., the subsidiary through which it operated its temporary technical staffing business, to Metro Tech Consulting Services, Inc. for the sum of $65,000. See Note 3 "Discontinued Operations."

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

Stock-Based Compensation:

At June 30, 2004, TeamStaff has two stock-based employee compensation plans, which are described more fully in TeamStaff's latest annual report on Form 10-K. TeamStaff accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Net loss, as reported	$(856)	$(2,264)	$(3,687)	$(28,136)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(70)	(152)	(190)	(408)
Pro forma net loss	$(926)	$(2,416)	$(3,877)	$(28,544)
Loss per share:
Basic & diluted-as reported	$(0.05)	$(0.14)	$(0.23)	$(1.79)
Basic & diluted-pro forma	$(0.06)	$(0.15)	$(0.25)	$(1.81)

In accordance with Statement of Financial Accounting Standards No. 123, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for pro forma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 3.73% and 2.47% in fiscal year 2004 and 2003, respectively, expected option life of 4 years, and expected volatility of 68% and 73% in fiscal year 2004 and 2003, respectively.

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(Amounts in thousands)
Weighted average number of common shares outstanding-basic	15,714	15,684	15,714	15,743
Incremental shares for assumed conversion of stock options/warrants	—	—	—	—
Weighted average number of common shares outstanding-diluted	15,714	15,684	15,714	15,743

Stock options and warrants outstanding at June 30, 2004 to purchase 1,315,797 shares of common stock and at June 30, 2003 to purchase 1,112,743 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

Income Taxes:

TeamStaff has recorded a $17.4 million deferred tax asset at June 30, 2004 and $14.9 million at September 30, 2003. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of historical profitability and its ability to generate operating income in the future.

Payroll Taxes:

TeamStaff has received notices from the IRS and state agencies claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the recent sale of certain assets as described elsewhere, TeamStaff operated through 17 subsidiaries, and management believes that the IRS and certain state agencies have not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS and various state agencies to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has retained the services of Ernst & Young LLP to assist it in resolving certain of these matters with the IRS. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these federal and state matters will be resolved favorably.

Comprehensive Income (Loss):

TeamStaff has comprehensive losses resulting from its Supplemental Executive Retirement Plan (SERP) (See Note 5). When TeamStaff's SERP obligations were measured at June 30, 2004, the amount of the Projected Benefits Obligation (PBO) exceeded the recorded SERP liability. These changes resulted in a comprehensive income net of tax for the three months ended June 30, 2004 of $4,000 and for the three months ended June 30, 2003, a comprehensive loss net of tax of $70,000. For the nine months ended June 30, 2004, these changes resulted in a comprehensive income net of tax of $12,000 and for the nine months ended June 30, 2003, a comprehensive loss net of tax of $133,000. No other sources of comprehensive gains or losses occurred.

Workers' Compensation:

As discussed more fully below, TeamStaff's workers' compensation insurance program is provided by Zurich American Insurance Company. The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. A letter of credit for $3.5 million was secured through Fleet, as part of TeamStaff's line of credit. However, effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. On May 12, 2004, TeamStaff received $963,000 in return premiums from Zurich. At June 30, 2004, TeamStaff has a prepaid current asset of $4.3 million for the premiums and the prepayments made to the trust for both years of the Zurich plan.

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

On April 23, 2004, TeamStaff and Gevity agreed that TeamStaff's share of the $2.5 million placed in escrow was $2.25 million. That amount was released from escrow for TeamStaff's benefit. When added to the $7.0 million previously paid by Gevity, the total purchase price paid was $9.25 million. Concurrently, TeamStaff settled obligations to Gevity related to payroll for TeamStaff's internal employees under a co-employment arrangement of $1.2 million, and settled obligations predominantly related to PEO client payments received by TeamStaff during the period following the sale, offset in part by invoices paid by TeamStaff on Gevity's behalf, totaling $1.1 million. Additionally, effective May 2, 2004, TeamStaff sold certain of the assets of TeamStaff Solutions, Inc., the subsidiary through which it operated its temporary technical staffing business, to Metro Tech Consulting Services, Inc. for the sum of $65,000.

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

For all periods presented, TeamStaff has accounted for the discontinued operation in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", within the consolidated financial statements and notes to consolidated financial statements included in this Form 10-Q filing.

The following chart details assets and liabilities held for sale:

	June 30, 2004	September 30, 2003
	(amounts in thousands)
ASSETS
Cash	$—	$—
Net accounts receivable	—	14,191
Other current assets	—	353
Total current assets	—	14,544
Fixed assets	—	4,874
Accumulated depreciation	—	(2,547)
Net fixed assets	—	2,327
Goodwill	—	5,390
Intangible assets	—	10
Other assets	—	178
Total assets	$—	$22,449
LIABILITIES
Accounts payable	$—	$1,199
Accrued payroll	—	13,905
Accrued expenses and other current liabilities	1,224	859
Total current liabilities	1,224	15,963
Client security deposits	—	421
Total liabilities	$1,224	$16,384

Net revenues for the PEO segment for the three months ended June 30, 2004 and 2003 were $0 and $21.0 million, respectively. Net revenues for the PEO segment for the nine months ended June 30, 2004 and 2003 were $11.6 million and $66.5 million, respectively.

TeamStaff's loss, net of tax, from discontinued operations is $0.4 million for the third fiscal quarter of 2004 and $2.1 million for the first nine months of fiscal year 2004. TeamStaff's loss, net of tax, from disposal is $0.1 for the third fiscal quarter of 2004 and $0.9 million for the first nine months of fiscal year 2004. The loss on disposal is based on the selling price of $9.25 million, $7.0 million at closing and $2.25 million paid from the escrow account, offset by expenses including the writedown of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff's continuing operations (offset by estimated sublease of unoccupied office space), investment banking fees and other expenses required to dispose of the PEO business.

In determining the loss from the sale of the PEO assets, TeamStaff incurred the following disposal costs:

	Total Amount Accrued	Amount Accrued Current Quarter
	(amounts in thousands)
Disposal Costs
Termination benefits	$622	$22
Lease obligations (net of estimated sublease income)	1,620	265
Fixed asset write-offs	2,028	—
Goodwill write-offs	5,390	—
Investment banking fees	271	—
All other	892	—
Total	$10,823	$287

The increase in expenses this quarter resulted from additional severance costs beyond our estimate at March 31, 2004 and changes to estimated lease expense and sublease income from offices no longer used by TeamStaff.

	March 31, 2004 Balance	Expensed This Quarter	Paid This Quarter	June 30, 2004 Balance
	(amounts in thousands)
Liability Balances
Accounts payable	$1,090	$—	$(1,090)	$—
Accrued payroll	211	22	(233)	—
Accrued expenses and other current liabilities	1,170	265	(339)	1,224
Total	$2,471	$287	$(1,662)	$1,224

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

Components of Net Periodic Benefit Cost:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(amounts in thousands)
Service cost	$—	$—	$—	$17
Interest cost	39	23	80	68
Amortization of prior service cost	—	—	—	30
Amortization of net (gain)/loss	27	3	57	11
Curtailment charges	—	445	—	699
Settlement charges	88	—	276	—
Total pension cost	$154	$471	$413	$825

Employer Contributions to Pension Plan:

For the nine months ended June 30, 2004, TeamStaff has contributed $296,000. TeamStaff anticipates contributing an additional $133,000 in fiscal 2004 for a total of $429,000.

(6)    STOCK OPTIONS:

During the quarter ended June 30, 2004, TeamStaff granted 150,000 options at an average price of $2.30, 93,740 options expired or were cancelled unexercised, no warrants expired unexercised, and no options were exercised. During the nine months ended June 30, 2004, TeamStaff granted 200,000 options at an average price of $2.24 per share, 319,675 options expired or were cancelled unexercised, 21,428 warrants expired unexercised, and no options were exercised.

During the quarter ended June 30, 2003, TeamStaff granted 400,000 options at an average price of $2.42 per share, 5,427 options expired or were cancelled unexercised, and no options were exercised. During the nine months ended June 30, 2003, TeamStaff granted 483,000 options at an average price of $2.58 per share, 73,558 options expired or were cancelled unexercised, and no options were exercised.

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

The following table represents the financial results for each of TeamStaff's segments:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Medical Staffing:
Revenues:	$8,578	$13,565	$24,815	$45,842
Income from operations before income taxes:	$456	$1,108	$827	$3,424
Payroll Services:
Revenues:	$1,064	$1,089	$3,364	$3,647
Income from operations before income taxes:	$371	$323	$1,331	$1,228
Corporate:
Revenues:	$—	$—	$—	$—
Loss from operations before income taxes:	($1,524)	($2,844)	($4,775)	($6,716)
Consolidated:
Revenues:	$9,642	$14,654	$28,179	$49,489
Loss from operations before income taxes:	($697)	($1,413)	($2,617)	($2,064)

TeamStaff has no revenue derived from outside the United States.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. (See Note 3 to the consolidated financial statements) The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. A letter of credit for $3.5 million was secured through Fleet, as part of TeamStaff's line of credit. However, effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. On May 12, 2004, TeamStaff received $1.0 million in return premiums from Zurich. At June 30, 2004, TeamStaff has a prepaid current asset of $4.3 million for the premiums and the prepayments made to the trust for both years of the Zurich plan.

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

As of June 30, 2004, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. As disclosed in our Form 10-K for the fiscal year ended September 30, 2003, TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA for the workers' compensation programs covering January 22, 2001, through March 22, 2001. As previously disclosed, TeamStaff is disputing certain amounts that CNA claims is due as part those programs and filed a complaint with the New Jersey Division of Insurance, which referred the matter to the New Jersey Compensation Rating and Inspection Bureau. Although the New Jersey Compensation Rating and Inspection Bureau investigated the complaint and proposed a fine against CNA as well as a refund of $0.2 million in policy issuance costs to TeamStaff, the matter remains unresolved between the parties. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

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

Results of Continuing Operations

TeamStaff's revenues for the three months ended June 30, 2004 and 2003 were $9.6 million and $14.7 million respectively, which represents a decrease of $5.1 million or 34% from third fiscal quarter 2003 to third fiscal quarter 2004. The decline is attributable, in part, to the decrease in demand for temporary medical staffing workers. We believe hospitals continue to focus on cost efficiencies by placing greater reliance on existing full time staff. This, in turn, has led to less demand for temporary health care professionals. Longer term, we believe the demand for temporary medical personnel will increase, driven, in part, by an aging population and an improving economy. We also believe demand will increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. Additionally, we continue to substantially expand our sales and marketing efforts in order to increase our contact with current and prospective clients. TeamStaff's revenues for the nine months ended June 30, 2004 and 2003 were $28.2 million and $49.5 million respectively, which represents a decrease of $21.3 million or 43% from 2003 to 2004. The decline is attributable to the same reasons as stated above for the third quarter.

Direct expenses were $7.3 million for the three months ended June 30, 2004 and $11.8 million for the comparable quarter last year, representing a decrease of $4.5 million or 38%. For the nine months ended June 30 2004 and 2003, direct expenses were $21.7 million and $39.9 million, respectively, representing a decrease of $18.2 million or 46%. These decreases are a direct result of the lower revenues.

Gross profits were $2.3 million and $2.9 million for the quarters ended June 30, 2004 and 2003, respectively, representing a decrease of $0.6 million or 20%. This decrease is attributed to the reduction in our Medical Staffing business as discussed above. Gross profits, as a percentage of revenue, were 24% and 20% for the quarters ended June 30, 2004 and 2003, respectively due to improved margins in the medical staffing division. For the nine months ended June 30, 2004 and 2003, gross profits were $6.5 million and $9.6 million respectively, representing a decrease of $3.1 million or 33%. Gross profits as a percent of revenue were 23% and 19% for the nine months ended June 30, 2004 and 2003, respectively, again due to improved margins in the medical staffing division and the higher gross margin Payroll Services division, which represented 33% of total gross profit for the first nine months of fiscal 2004 vs. 24% in the first nine months of fiscal 2003, increasing TeamStaff's total gross margin percentage.

Operating expenses for the quarters ended June 30, 2004 and 2003 were $3.0 million and $4.4 million, respectively, representing a decrease of $1.4 million or 32%. Operating expenses as a percentage of revenue were 31% and 30% for the three months ended June 30, 2004 and 2003, respectively, as revenue declined at a higher rate than operating expenses. This decrease resulted from lower SERP expenses and the absence of severance costs related to TeamStaff's former Chief Executive Officer and Chief Financial Officer and lower corporate expenses. For the nine months ended June 30, 2004 and 2003, operating expenses were $8.9 million and $11.7 million, respectively, representing a decrease of $2.8 million or 24%, as a result of lower SERP expenses and the absence of severance costs related to TeamStaff's former Chief Executive Officer and Chief Financial Officer, lower corporate expenses, as well as reduced expenses in the Medical Staffing business. Operating expenses as a percentage of revenue were 32% and 24% for the nine months ended June 30, 2004 and 2003, respectively, as revenue declined at a higher rate than operating expenses. Operating expenses for the first nine months of 2004 were lower in each reporting segment than the first nine months of 2003. Additionally, while our Medical Staffing division has reduced overall operating expenses, we are increasing our product development, sales and marketing efforts in that division, which has partially offset reductions in general expenses.

Depreciation and amortization for the quarters ended June 30, 2004 and 2003 were $0.1 million. Depreciation and amortization for the nine months ended June 30, 2004 and 2003 were $0.3 and $0.2 million, respectively.

Income tax benefit for the quarter ended June 30, 2004 and 2003 were $0.3 million and $0.6 million, respectively. These tax benefits are a result of losses from operations. Income tax benefit for the nine months ended June 30, 2004 was $1.0 million versus $0.7 million for the nine months ended June 30, 2003. Again, these tax benefits are a result of losses from operations.

Loss from continuing operations for the quarter ended June 30, 2004 was $0.4 million or $(0.03) per fully diluted share, as compared to $0.9 million or $(0.05) per fully diluted share for the same period last year. This decreased loss is due to the lower SERP expenses, the absence of severance cost related to TeamStaff's former Chief Executive Officer and Chief Financial Officer, lower corporate expenses partially offset by the lower revenues in TeamStaff's Medical Staffing division. Loss from continuing operations for the nine months ended June 30, 2004 was $1.6 million or $(0.10) per fully diluted share, as compared to $1.3 million or $(0.09) per fully diluted share for the same period last year. This increased loss is due to lower revenues in our Medical Staffing division, offset partially by decreased cost related to TeamStaff's former Chief Executive Officer and Chief Financial Officer

Losses from discontinued operations, net of tax, for the quarters ended June 30, 2004 and 2003 were $0.4 million and $1.4 million, respectively. The loss in 2003 resulted primarily from the write-down of intangible assets from the PEO business. Losses from discontinued operations, net of tax, for the nine months ended June 30, 2004 and 2003 were $2.1 million and $26.8 million, respectively. The loss in 2003 resulted primarily from the write-down of goodwill and intangible assets from the PEO business. Loss from operations from the discontinued business unit, net of tax, for the nine months ended June 30, 2004 and 2003 were $1.1 million and $26.8 million respectively. TeamStaff generated revenue from the PEO business for only six weeks in the first nine months of 2004 while certain costs associated with the operation of that business unit continued for the full nine months. The loss in 2003 resulted primarily from the write-down of goodwill and intangible assets from the PEO business. Losses on disposal, net of tax, are $0.9 million for the nine months ended June 30, 2004. The loss is based on the selling price of $9.25 million, offset by expenses including the writedown of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff's continuing operations offset by estimated sublease of unoccupied office space, investment banking fees and other expenses required to dispose of the PEO business.

Net loss for the quarter ended June 30, 2004 was $0.9 million or $(0.05) per fully diluted share, as compared to $2.3 million or $(0.14) per fully diluted share for the same period last year. Net loss for the nine months ended June 30, 2004 was $3.7 million or $(0.23) per fully diluted share, as compared to $28.1 million or $(1.79) per fully diluted share for the same period last year. The losses for fiscal year 2004 are the result of the decline in Medical Staffing revenues described above and the loss from discontinued operations. For fiscal year 2003, the losses are primarily from the writedowns of goodwill and intangible assets from our discontinued PEO business and SERP and severance costs related to TeamStaff's former Chief Executive Officer and Chief Financial Officer.

Liquidity and Capital Resources

Net cash used in operating activities in the first nine months of fiscal 2004 were $0.8 million compared to $5.2 million used in the same period of fiscal 2003. As part of the sale of the PEO business, TeamStaff received $9.25 million in cash. Use of cash during the first nine months of 2004 included increased other current assets related to workers' compensation payments, increased other assets related to increases in TeamStaff's deferred tax asset, additional cash classified as restricted cash related to our letter of credit provided by SunTrust in connection with our Zurich workers' compensation program, reduction in severance obligations to TeamStaff's former CEO and CFO, and losses from continuing and discontinued operations.

Cash used in investing activities was virtually unchanged during the first nine months of fiscal year 2004 as opposed to $0.5 million in the first nine months of fiscal year 2003.

Cash used in financing activities was virtually unchanged during the first nine months of fiscal year 2004 as opposed to $1.0 million in the first nine months of fiscal year 2003. Last year's spending was primarily for the repurchase of 251,214 shares of TeamStaff stock.

As of June 30, 2004, TeamStaff had unrestricted cash and cash equivalents of $3.5 million and net accounts receivable of $3.6 million.

As of June 30, 2004, TeamStaff had working capital of $9.5 million.

Management of TeamStaff believes that its existing cash and funds generated by operations will be sufficient to support cash needs for at least the next twelve months.

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

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the quarterly period (Evaluation Date) covered by this report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the date of their evaluation, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them.

Changes in Internal Controls:

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

Part II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

TeamStaff's subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. TeamStaff and BrightLane intend to defend themselves vigorously in this matter and believes that they have meritorious and valid defenses to plaintiff's claims. In addition, the former shareholders of BrightLane have placed approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $0.3 million threshold. Some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10/share. It is possible that an award in favor of Atomic Fusion would result in monetary damages against TeamStaff, which could not be recovered under the indemnification provisions because cancellation of the shares in escrow is the sole method of satisfying these indemnification obligations. On November 20, 2003, the Fulton County Superior Court (to which the action was transferred) awarded summary judgment in BrightLane's favor on all counts of Atomic Fusion's complaint except for a beach of contract claim. Atomic Fusion has since amended its complaint in the matter to seek, among other things, punitive damages and attorneys' fees. A trial on this matter was scheduled to commence on May 10, 2004, however it was rescheduled to August 16, 2004.

As a commercial enterprise and employer and with respect to its employment-related businesses in particular, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, medical professional liability, workers' compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its former PEO clients for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, TeamStaff may be subject to liability. Additionally, although TeamStaff maintains policies of liability insurance that it believes are adequate considering the risks of its business, there can be no assurance that all claims against TeamStaff will be covered under those policies or the limits of coverage under those policies will adequately protect TeamStaff in the event of an adverse judgment.

TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff's financial conditions or results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The following reports were filed during the quarter ended June 30, 2004.

Date of Report	Item Reported
April 26, 2004	Item 5 Other Events/ Item 7 Financial Statements and Exhibits (in connection with TeamStaff's final settlement with Gevity HR, Inc and a reduction in workers' compensation letter of credit.)
May 5, 2004	Item 7 Financial Statements and Exhibits/ Item 12 Results of Operations and Financial Condition (in connection with TeamStaff's earnings release for the fiscal quarter ended March 30, 2003)
May 14, 2004	Item 5 Other Events/ Item 7 Financial Statements and Exhibits (in connection with TeamStaff's strategic alliance with Professional Placement Resources d/b/a PPR Travel.)
May 28, 2004	Item 7 Financial Statements and Exhibits/ Item 9 Regulation FD Disclosure.
June 9, 2004	Item 7 Financial Statements and Exhibits/ Item 9 Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAMSTAFF, INC. (Registrant)
/s/ T. Kent Smith

T. Kent Smith President and Chief Executive Officer
/s/ Rick Filippelli

Rick Filippelli Vice President, Finance and Chief Financial Officer

Date: August 3, 2004