Form 10-K
period 2004-09-30
TEAMSTAFF INC
filed 2004-12-23
CIK 785557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

ANNUAL REPORT PURSUANT TO SECTION 13 ON 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NO. 0-18492

TEAMSTAFF, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1899798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 ATRIUM DRIVE, SOMERSET, NEW JERSEY	08873
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (732) 748-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
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

At the close of our second quarter, March 31, 2004, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $22,545,000 based upon the closing sales price of $2.26 for such Common Stock on March 31, 2004 as reported by Nasdaq National Market. At the close of our fiscal year, September 30, 2004, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $18,163,000 based upon the closing sales price of $2.30 for such Common Stock on said date as reported on the Nasdaq National Market. On December 15, 2004 there were 15,714,229 shares outstanding of Common Stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.    BUSINESS

INTRODUCTION

TeamStaff, Inc., a New Jersey corporation, was founded in 1969 as a payroll service company and has evolved into a leading provider of payroll and temporary and permanent medical staffing services throughout the 50 states. TeamStaff's corporate headquarters is in Somerset, New Jersey and it has offices located in Clearwater, Florida, Woburn, Massachusetts, Memphis, Tennessee, New Orleans, Louisiana and Atlanta, Georgia. TeamStaff's wholly-owned subsidiaries include TeamStaff Rx, Inc., DSI Staff ConnXions Northeast Inc., DSI Staff ConnXions Southwest Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc., and BrightLane.com, Inc. When we use the term TeamStaff, we mean TeamStaff and its subsidiaries. As a result of the sale of our PEO business as described below, many of these subsidiaries are not actively operating.

TeamStaff provides a variety of employment related services through two business units: (1) its TeamStaff Rx unit provides medical allied health professionals and nurses to doctors' offices and medical facilities throughout the United States on a temporary and permanent basis; and (2) the payroll services division provides customized payroll management and tax filing services to select industries, such as construction. We believe our medical staffing subsidiary is one of the top providers in the niche medical imaging field, placing temporary employees for over 275 clients. The payroll processing division processes payrolls for approximately 700 clients with more than 30,000 employees.

Effective November 17, 2003, TeamStaff sold certain of the assets of the subsidiaries through which it operated its professional employer organization ("PEO") business to Gevity HR, Inc. ("Gevity") for the sum of $9.5 million in cash, $2.5 million of which had been placed in escrow. Under the terms of the asset sale, the escrowed payment was scheduled to be determined approximately 90 days from the November 17, 2003, closing, but was subject to downward adjustment based on any reduction in annualized administrative fees payable by the former TeamStaff PEO clients. Any such downward adjustment could be offset by annualized administrative fees of certain clients produced by former TeamStaff sales representatives during the 90-day period. The assets sold consisted primarily of client contracts, marketing agreements and internally developed software for use in reconciling certain benefit provider monthly invoices. As part of the transaction, Gevity agreed, among other things, to hire certain former TeamStaff employees assigned to the PEO division and assume certain of TeamStaff's lease obligations. Further, TeamStaff agreed to a non-competition agreement which prohibits us from engaging in the PEO business for a period of five years. As a result of the transaction with Gevity, our internal corporate employee staff was reduced by approximately 117 persons, and our workforce staff was reduced by approximately 17,000 worksite employees.

On April 23, 2004, TeamStaff and Gevity agreed that TeamStaff's share of the $2.5 million placed in escrow was $2.25 million. That amount was released from escrow for TeamStaff's benefit. When added to the $7.0 million previously paid by Gevity, the total purchase price paid was $9.25 million. Concurrently, TeamStaff settled obligations to Gevity of $1.2 million related to payroll for TeamStaff's internal employees under a co-employment arrangement, and settled obligations predominantly related to PEO client payments received by TeamStaff during the period following the sale, offset in part by invoices paid by TeamStaff on Gevity's behalf, totaling $1.1 million. See Note 3 to the consolidated financial statements.

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

RECENT DEVELOPMENTS

Private Placement Offering

TeamStaff entered into Securities Purchase Agreements as of November 5, 2004, with several accredited investors for the private sale under Section 4(2) of the Securities Act of 1933 and/or Regulation D of securities for an aggregate purchase price of $4,305,600. The offering consisted of the sale of 2,392,000 shares of Common Stock and 598,000 common stock warrants. The investors in the transaction received one three-year warrant to purchase an additional share of common stock at a price of $2.50 per share for every four shares of common stock purchased in the transaction.

Closing of the offering occurred on Wednesday, November 10, 2004. TeamStaff received net proceeds of approximately $4,000,000 after payment of commissions and related offering expenses. SunTrust Robinson Humphrey Capital Markets and Maxim Group LLC served as selling agents on TeamStaff's behalf and received combined commissions of 6.5% of the gross proceeds. The net proceeds will be used principally to fund the Company's internal growth initiatives and to execute on its strategy of completing complementary acquisitions in the temporary medical staffing industry.

The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act. The shares of common stock and warrants issued are restricted securities and have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. On November 12, 2004, TeamStaff filed a Registration Statement on Form S-3 with the Securities and Exchange Commission providing for the resale by the investors of the securities sold in the offering. The Securities and Exchange Commission has not yet declared the Registration Statement effective.

Acquisition of Certain Assets of Nursing Innovations, Inc.

On November 14, 2004, TeamStaff's medical staffing subsidiary, TeamStaff Rx, Inc., completed the purchase of certain of the assets of Nursing Innovations, Inc., a Memphis, Tennessee-based provider of travel and per diem nurses and its affiliate, Vitriarc, Inc., which is engaged in permanent medical staffing. Nursing Innovations had offices in Memphis, Tennessee and New Orleans, Louisiana, which have become TeamStaff offices servicing the medical staffing division. TeamStaff Rx also acquired the goodwill of Nursing Innovations' principal shareholder, William L. Booth, related to the business. The combined purchase price was approximately $1.8 million, of which $180,000 will be held in an escrow account for a period of one year following closing to provide security for the sellers' indemnification obligations. The purchase price is subject to downward adjustment based on the percentage of former Nursing Innovations business that successfully transfers to TeamStaff Rx. Additionally, TeamStaff entered into a two-year employment agreement with Mr. Booth pursuant to which Mr. Booth will oversee TeamStaff Rx's temporary nurse staffing business at an initial base salary of $100,000, increasing to $125,000 in the second year of the agreement's term. There are also certain deferred purchase price provisions which may increase the total purchase price based upon on the performance of the former Nursing Innovations business during the two years following closing of the transaction.

SERVICES

I.    Medical Staffing Services

TeamStaff provides medical staffing services through its wholly-owned subsidiary, TeamStaff Rx, Inc., which has more than 23 years of experience in placing temporary and permanent employees with specialized skills and talents to regional and national medical facilities. Temporary medical staffing enables clients to attain management and productivity goals by matching highly trained professional and technical personnel to specific staffing requirements. During the fiscal year ended September 30, 2004, this unit generated $32.9 million of revenue.

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

The current shortage in the availability of certain allied health and nursing personnel, along with the advent of certain patient protection measures, has, in management's opinion, created a strong market opportunity for TeamStaff Rx. TeamStaff believes that TeamStaff Rx is in a pivotal position to increase its market share based on its reputation and experience in the temporary medical staffing industry.

TeamStaff is implementing a new sales and marketing and product development strategy with respect to its medical staffing division. Historically, TeamStaff Rx has utilized only a telephonic sales force to generate sales. Over the past fiscal year, TeamStaff Rx has expanded its sales organization to include relationship-based inside and outside sales professionals who maintain contact with existing and prospective clients. Additionally, our recent product development efforts have focused on the introduction of our Vendor Integration Program, which represents a new business strategy for the medical staffing division. The Vendor Integration Program, or VIP, is intended to provide both large and middle-market healthcare institutions and facilities the opportunity to manage their medical staffing needs quickly and efficiently through a web-based application. The VIP centralizes a client's management of its multiple orders, vendors and locations and is intended to free the client of paperwork and time associated with obtaining, tracking and paying for temporary medical staffing personnel.

TeamStaff Rx's goal is to build on its reputation as a leading provider of travel allied healthcare personnel to become a leading one-stop provider of its clients' temporary travel medical staffing personnel. TeamStaff Rx believes it can achieve this goal through a combination of: 1) organic growth; 2) establishing and building a network of alliances with complementary staffing organizations; and 3) completing acquisitions of complementary staffing organizations to increase its product offering and achieve operational scale. TeamStaff Rx's recent acquisition of certain of the temporary nurse staffing assets of Nursing Innovations is part of its acquisitive growth strategy.

II.    Payroll Services

TeamStaff was originally established as a payroll service firm in 1969 and continues to provide payroll and tax reporting services to its clients. During the fiscal year ended September 30, 2004, this unit generated $4.4 million of revenue. Historically, the payroll division has provided these services primarily to the construction industry and currently more than 75% of TeamStaff's approximately 700 payroll service clients are in the construction industry located in the greater New York metropolitan area. TeamStaff offers most, if not all, of what other payroll services provide, including the preparation of payroll checks, direct deposit, government compliance reports, workers' compensation reports and workers' compensation audit reports as required by New York State, quarter and year end tax reports, W-2's (including federal and state magnetic media), and remote processing (via modem or internet) directly from the clients' offices, as well as certified payrolls. Tax reporting services include the impounding of tax payments, timely deposit of tax liability, filing of payroll tax returns, distribution of quarter and year-end payroll tax statements and timely response to agency inquiries.

CUSTOMERS

As of September 30, 2004, TeamStaff's customer base consisted of approximately 975 payroll and medical staffing clients. More than 75% of the clients in the payroll services division are in the construction industry and substantially all of the customers of our TeamStaff Rx, Inc. subsidiary are engaged in the healthcare industry. Due to the acquisition of Nursing Innovations on November 14, 2004, TeamStaff has one client who comprises approximately 8% of the medical staffing unit's revenue.

SALES AND MARKETING

TeamStaff maintains payroll and/or medical staffing sales and marketing personnel in its Somerset, New Jersey and Memphis, Tennessee, New Orleans, Louisiana and Clearwater, Florida locations. Our medical staffing division sales efforts historically have primarily been telephonic, although we recently have implemented a geographically disperse sales organization, while our payroll services division sales force travels throughout the metropolitan New York area in an effort to expand our payroll services business.

COMPETITION

The payroll services industry is characterized by intense competition. The principal competitive factors are price and service. Management believes that Automatic Data Processing, Inc., Ceridian, Corp., and Paychex, Inc. are major competitors. TeamStaff also competes with in-house payroll software sold by numerous companies, as well as other providers of computerized payroll services, including banks, and smaller independent companies. The increasing availability of personal computers and software packages at low cost may result in additional businesses acquiring such capabilities.

In TeamStaff's medical staffing business the primary competitors are CompHealth, Aureus Medical Group, Resources On Call, Cross Country Travcorps, Inc., AMN Healthcare Services, Inc. and Medical Staffing Network Holdings, Inc.

TeamStaff competes with these companies by offering customized products, such as TeamStaff Rx's Vendor Integration Program, personalized service, competitive prices and specialized personnel to satisfy a client's particular requirements. Management believes that its broad scope of services and its commitment to quality service differentiate it from its competition.

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

Federal and State Employment Taxes

TeamStaff assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including its temporary staffing employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements; (ii) obligations under FICA; and, (iii) obligations under the Federal Unemployment Tax Act. Under these statutes, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

Employee Benefit Plans

TeamStaff offers various employee benefit plans to its full-time employees and temporary staffing employees. These plans include a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement, or CODA, under Code Section 401(k)), a Section 125 plan, group health plans, group dental insurance, vision insurance, a group life insurance plan and a group disability insurance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act. TeamStaff also makes a variety of voluntary insurance products available to its employees, which its employees may purchase through payroll deductions.

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

IRS Issuance of Rev. Proc. 2002-21

In April 2002, the IRS issued Rev. Proc. 2002-21. Rev. Proc. 2002-21 was intended to describe the steps that may be taken to ensure the qualified status of defined contribution retirement plans maintained by PEOs for the benefit of worksite employees. Under Rev. Proc. 2002-21, if a PEO operates a multiple employer retirement plan in accordance with IRS Code Section 413(c), the IRS will not disqualify the retirement plan solely on the grounds that the plan violates or has violated the exclusive benefit rule. Rev. Proc. 2002-21 also provides that if a PEO's retirement savings plan is not operated as a multiple employer retirement savings plan, the plan risks disqualification for violation of the exclusive benefit rule unless a PEO either converts the plan to a multiple employer plan or terminates the plan by December 31, 2003 for calendar year plans. TeamStaff maintained a "frozen" retirement savings plan – The Digital Solutions, Inc. & Affiliated Corporations 401(k) Savings Plan − that was not a multiple employer plan. TeamStaff terminated this plan effective as of December 31, 2002 in accordance with Rev. Proc. 2002-21.

State Regulation

As an employer, TeamStaff is subject to all statutes and regulations governing the employer-employee relationship. Additionally, an increasing number of states have adopted or are considering adopting licensing or registration requirements that affect TeamStaff's temporary medical staffing and permanent placement business. These license and registration requirements generally provide for an evaluation of the operator's background and integrity and periodic or ongoing monitoring of the medical staffing firm's policies and practices. TeamStaff Rx is licensed or registered for its temporary allied healthcare staffing services in the following jurisdictions: Florida, Massachusetts, North Carolina and Rhode Island and has license applications pending in Illinois and New Jersey. TeamStaff Rx is licensed or registered for its temporary nursing business in California, Kentucky, Maine, Maryland, Massachusetts Minnesota, North Carolina and Washington. TeamStaff Rx is licensed or registered for its permanent placement business in the District of Columbia, and New Jersey. We continue to review applicable statutes and regulations and prepare appropriate applications for filing.

Information and Technology Systems

In August 2003 TeamStaff developed a web-based remote entry system for the payroll services division. This product allows payroll clients to enter and send payroll data via the Internet. During 2004 this web-based system was enhanced to include a PDF module that allows clients to view, print and download payroll reports and files. This technology continues to enable us to better serve our client base as well as reduce operating costs. The existing client base is being transitioned to the web-based system to provide them with a more efficient and flexible processing tool. Enhancements will continue in fiscal year 2005.

Employees

As of September 30, 2004, TeamStaff employed 112 corporate (non worksite) employees, both full-time and part-time, including executive officers, a decrease from 245 during the previous fiscal year. TeamStaff also employed approximately 190 temporary employees on client assignments. On November 14, 2004, subsequent to the balance sheet date, as a result of the purchase of Nursing Innovations, TeamStaff added an additional 35 employees to the corporate staff. TeamStaff believes its relationship with its current employees is satisfactory. None of TeamStaff's corporate employees is covered by a collective bargaining agreement.

As a result of the transaction with Gevity completed on November 17, 2003, we sold our PEO related business. With the consummation of this transaction, our internal corporate workforce was reduced by approximately 117 persons. Additionally, our worksite employee staff was reduced by approximately 17,000 employees.

RISK FACTORS

You should carefully consider the risks described below with respect to our operations, businesses and financial condition. The risks and uncertainties described below are not the only ones facing us. Other risks and uncertainties that we have not predicted or assessed may also adversely affect us. Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," and "continue" or other similar words. You should read statements that contain these words carefully for the following reasons:

—	the statements may discuss our future expectations;

—	the statements may contain projections of our future earnings or of our financial condition; and

—	the statements may state other "forward-looking" information.

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

Our management may be unable to effectively integrate acquisitions and to manage our growth, and we may be unable to fully realize any anticipated benefits of these acquisitions.

Our business strategy includes growth through acquisitions and internal development. We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. Acquired companies' histories, geographical locations, business models and business cultures can be different from our own in many respects. Our directors and senior management may face a significant challenge in their efforts to integrate our businesses and the business of the acquired companies or assets, and to effectively manage our continued growth. There can be no assurance that our efforts to integrate the operations of any acquired assets or companies acquired in the future will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized. The dedication of management resources to these efforts may detract attention from our day-to-day business. There can be no assurance that there will not be substantial costs associated with these activities or of the success of our integration efforts, either of which could have a material adverse effect on our operating results.

We are dependent upon certain of our management personnel.

We are in the process of completing our turnaround strategy begun in June 2003. We are reliant on the skills and expertise of certain of our management personnel in executing that strategy. While we believe that this turnaround strategy is largely completed and many of the systemic changes anticipated as part of that strategy have been implemented, the termination of the employment of one or more of these management personnel could have a material impact on the ultimate success of our turnaround strategy.

Our financial condition may be affected by increases in health insurance premiums, unemployment taxes and workers' compensation rates.

Health insurance premiums, state unemployment taxes and workers' compensation rates are in part determined by our claims experience and comprise a significant portion of our direct costs. If we experience a large increase in claim activity, our health insurance premiums, unemployment taxes or workers' compensation rates could increase. Although we employ internal and external risk management procedures in an attempt to manage our claims incidence and estimate claims expenses and structure our benefit contracts to provides as much cost stability as possible, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our clients. Since our ability to incorporate such increases into our fees to our clients is constrained by contractual arrangements with our clients, a delay could occur before such increases could be reflected in our fees, which may reduce our profit margin. As a result, such increases could have a material adverse effect on our financial condition, results of operations and liquidity.

Our financial condition may be affected by risks associated with our health and workers' compensation claims experience.

Although we utilize only fully insured plans of health care and incur no direct risk of loss under those plans, the premiums that we pay for health care and workers' compensation insurance are directly affected by our claims experience, including the claims experience of our off-site temporary employees. . If this experience is unfavorable, the premiums that are payable by us will increase or coverage may become unavailable altogether. We may not be able to pass such increases onto our clients, which may reduce our profit margins. Increasing health care and workers' compensation premiums could also place us at a disadvantage in competing for new clients. In addition, periodic reassessments of workers' compensation claims of prior periods (when TeamStaff was covered under large deductible-type plans) may require an increase or decrease to our reserves, and therefore may also affect our present and future financial condition.

Our medical staffing business may be adversely affected if there is a continued economic downturn in the healthcare industry.

Our medical staffing business is concentrated entirely in the healthcare industry. The economic downturn in the last three years has caused a reduction in our clients' utilization of our services. Any continued economic weakness generally or in the healthcare industry specifically could have an adverse impact on our results of operations.

Our payroll business may be adversely affected if there is an economic downturn in the construction industry.

Although we have expanded our services to a number of industries, our payroll service business continues to be heavily concentrated in the construction industry primarily in the New York City metropolitan area. Any economic weakness generally or in the construction industry specifically could have an adverse impact on TeamStaff's results of operations.

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

Through our TeamStaff Rx subsidiary, we engage in the business of providing temporary healthcare professionals. The placement of such employees increases our potential liability for negligence and professional malpractice of those employees. Although we are covered by professional malpractice liability insurance, which we deem reasonable under the circumstances, not all of the potential liability we face may be fully covered by insurance. Any significant adverse claim, which is not covered by insurance, may have a material adverse effect on us.

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

The maintenance of health and workers' compensation insurance plans that cover our temporary healthcare employees is a significant part of our business. If we were unable to secure renewal of contracts for such plans or the renewal of such plans with favorable rates and with competitive benefits, our business would be adversely affected. The current health and workers' compensation contracts are provided by vendors with whom we have an established relationship and on terms that we believe to be favorable. While we believe that renewal contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.

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

Potential tax liabilities may adversely affect our financial condition.

We have received several notices from the Internal Revenue Service regarding potential underpayment or non-payment of payroll-related taxes. We have disputed these notices, and strongly believe that such notices were the result of errors made in reporting taxes paid and the resulting misapplication of taxes paid, in large part due to our operation of approximately thirteen different subsidiaries over the last few years to conduct our various lines of business. The IRS has made claims that, if we were required to pay in full, would materially adversely affect our financial condition. We are contesting these notices because we believe all material payroll-related taxes have been paid. We further believe that once all tax payments are applied appropriately, all material penalties and interest should be abated. We have retained the services of Ernst & Young, LLP to assist us in this regard. However, there can be no assurance that we will be successful in our efforts.

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

The provisions of our articles of incorporation and the New Jersey Business Corporation Act, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors might be willing to pay in the future for our common stock. Among other things, these provisions:

—	require certain supermajority votes;

—	establish certain advance notice procedures for nomination of candidates for election as directors and for shareholders' proposals to be considered at shareholders' meetings; and

—	divide the board of directors into three classes of directors serving staggered three-year terms.

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

ITEM 2.    PROPERTIES

Operation and Facilities

TeamStaff leases its 15,244 square foot corporate headquarters in Somerset, New Jersey, as well as offices in Clearwater, Florida; Atlanta, Georgia; Memphis, Tennessee; New Orleans, Louisiana; and Woburn, Massachusetts. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2004, TeamStaff's total lease expense for continuing operations was $0.8 million. Expense was also recognized through the expiration of the lease terms for facilities TeamStaff will no longer utilize as a result of the sale of the PEO division. This lease expense, net of estimated sublease income, was $1.8 million and is reflected in discontinued operations.

The following is summary information on TeamStaff's facilities:

LOCATION	APPROXIMATE SQUARE FEET	EXPIRATION DATE	TERMS
1901 Ulmerton Road, Suite 800 Clearwater, FL	17,484	8/31/2005	$35,667 per month
1901 Ulmerton Road, Suite 450* Clearwater, FL	14,918	8/31/2005	$28,680 per month
Corporate Headquarters 300 Atrium Drive Somerset, NJ	15,244	9/30/2007	$26,677 per month
245 Fifth Avenue, Suite 701** New York, NY	3,560	7/31/2006	$13,777 per month
2650 N. Military Trail*** Suite 300 Boca Raton, FL	10,823	7/31/2007	$13,167 per month
800 West Cummings Park Suite 1500 Woburn, MA	1,900	9/14/2005	$5,040 per month
6555 Quince Road**** Suite 303 Memphis, TN	5,777	12/31/2005	$8,160 per month
3390 Peachtree Road, N.E. Execucourt @ Lenox Towers Suites 1033, 1034, 1035, 1036 Atlanta, GA	504	11/30/2005	$2,500 per month
3350 Ridgelake Drive**** Suite 82 Metairie, LA	500	Month To Month	$650 per month

*	As a result of the sale of the PEO division, TeamStaff will no longer utilize the office space at Suite 450 and has subleased this space to Mercury Insurance Group.

**	As a result of the sale of the PEO division, TeamStaff will no longer utilize the facilities at this location, but continues to have a financial obligation for the term of the lease.

***	As part of the transaction with Gevity HR, Inc., Gevity has agreed to sublease this office space through the expiration of the lease term.

****	As part of the transaction with Nursing Innovations, Inc., TeamStaff agreed to accept an assignment or sublease of these leases effective as of November 14, 2004.

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

TeamStaff's subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. TeamStaff and BrightLane intend to defend themselves vigorously in this matter and believes that they have meritorious and valid defenses to plaintiff's claims. In addition, the former shareholders of BrightLane have placed approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $0.3 million threshold. Some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10 per share. It is possible that an award in favor of Atomic Fusion would result in monetary damages against TeamStaff, which could not be recovered under the indemnification provisions because cancellation of the shares in escrow is the sole method of satisfying these indemnification obligations. On November 20, 2003, the Fulton County Superior Court (to which the action was transferred) awarded summary judgment in BrightLane's favor on all counts of Atomic Fusion's complaint except for a beach of contract claim. A trial was held on Atomic Fusion's breach of contract claim before a jury over four days, from August 16 through August 19, 2004. The jury returned a verdict in Atomic Fusion's favor, awarding $534,246 in damages and $116,849 in attorney's fees, for a total verdict of $651,095, including interest and costs. BrightLane has filed a motion for judgment notwithstanding the verdict, which currently is pending before the court. BrightLane believes that the jury's award of damages and attorneys fees was not supported by Georgia law. BrightLane also has filed a motion to recover certain of its attorneys' fees expended in pursuing its motion for summary judgment. This motion also is pending before the court. Depending upon the outcome of these motions, BrightLane intends to appeal the jury's verdict on liability or damages or both.

In connection with TeamStaff's acquisition of BrightLane effective as of August 31, 2001, persons holding BrightLane options to acquire approximately 2.1 million BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. BrightLane made recourse loans of approximately $1.0 million principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans were repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. As of September 30, 2004, approximately $0.7 million of these loans has been repaid or forgiven. All loans were to be repaid in cash with the exception of one loan. Under the terms of TeamStaff's employment agreement with an executive officer of TeamStaff's BrightLane subsidiary, the loan ($131,000) was forgiven over a two-year period of time. We are considering pursuing litigation against certain of the debtors to recover amounts due.

As a commercial enterprise and employer and with respect to its employment-related businesses in particular, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, workers' compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its former PEO clients for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, TeamStaff may be subject to liability. Additionally, in connection with its medical staffing business, TeamStaff is exposed to potential liability for the acts, errors or omissions of its temporary medical employees. Although TeamStaff believes it has procured insurance that is reasonable under the circumstances to protect it from liability for any such claims of liability, there can be no assurance that such insurance will be adequate to cover all potential claims.

TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff's financial conditions or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On August 3, 2004, TeamStaff held its Annual Meeting of Shareholders. The only matters before the shareholders was the election of two persons as Class II directors for a term of three years. The persons nominated for election were Karl W. Dieckmann and T. Kent Smith. The record date for persons eligible to vote was June 25, 2004 and as of that date there were 15,714,229 shares of common stock issued and outstanding. Voting of the shares of common stock was on a noncumulative basis.

Both nominees were elected to the Board of Directors. The results of the vote were:

NOMINEES	VOTES CAST FOR	WITHHELD AUTHORITY TO VOTE	VOTES CAST AGAINST

Karl W. Dieckmann	12,234,985	187,933	0
T. Kent Smith	12,254,454	187,464	0

PART II

ITEM 5.	MARKET OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.    Principal Market

TeamStaff's Common Stock is traded in the over-the-counter market and included in the National Market System of the National Association of Securities Dealers, Inc. ("Nasdaq") under the symbol "TSTF." TeamStaff started trading on the National Market in June 2001. Prior to that date, TeamStaff was trading on the SmallCap market system.

B.    Market Information

The range of high and low sales prices for TeamStaff's Common Stock for the periods indicated below are:

Common Stock

FISCAL YEAR 2002	HIGH	LOW
1st Quarter	7.49	5.16
2nd Quarter	6.35	3.88
3rd Quarter	6.85	4.60
4th Quarter	7.64	2.66

FISCAL YEAR 2003	HIGH	LOW
1st Quarter	4.05	2.47
2nd Quarter	3.62	2.48
3rd Quarter	3.09	2.00
4th Quarter	2.70	2.01

FISCAL YEAR 2004	HIGH	LOW
1st Quarter	4.80	1.86
2nd Quarter	2.83	1.97
3rd Quarter	2.46	1.97
4th Quarter	2.94	1.95

The above quotations, reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On December 15, 2004, TeamStaff's Common Stock had a closing price of $1.81 per share.

C.    Dividends

TeamStaff has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

D.    Approximate Number of Equity Security Holders

Effective August 31, 2001, TeamStaff acquired all of the capital stock of BrightLane. As contemplated under the agreements governing the transaction, TeamStaff agreed to issue 8,216,522 shares of its Common Stock in exchange for all of the outstanding capital stock of BrightLane. The issuance of 8,216,522 shares includes the issuance of 158,000 shares into escrow to provide for potential indemnification to TeamStaff for claims against Brightlane covered by the acquisition agreements and is before deduction for fractional shares, which were paid in cash. As of December 10, 2004, not all of the BrightLane shareholders had submitted their capital stock for exchange.

As of December 15, 2004, there were 15,714,229 shares outstanding held of record by 284 persons. TeamStaff believes it has approximately 2,200 beneficial owners of its common stock.

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
The 1990 Non-Executive Director Option Plan
The 1990 Senior Management Plan
The 2000 Employee Stock Option Plan
The 2000 Non-Executive Director Option Plan

Options are no longer being issued under the 1990 Employee Stock Option Plan, the 1990 Non-Executive Director Option Plan or the 1990 Senior Management Plan and no options were issued under these plans during the fiscal years ended September 30, 2004 or 2003.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighed Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	1,319,742*	$3.31	491,687 (1)
Equity Compensation Plans Not Approved by Security Holders	0	0	0

* Subsequent to September 30, 2004, TeamStaff granted options to purchase 50,000 shares of common stock to Nursing Innovations division President W. Lee Booth, options to purchase 100,000 shares of common stock to TeamStaff President and CEO T. Kent Smith, and options to purchase 30,000 shares of common stock to other TeamStaff management personnel, which are reflected above. Subsequent to September 30, 2004, 87,199 options expired and are not included in the above calculation.

(1) Number of securities remaining available for future issuance under the 2000 Employee Stock Option Plan. An additional 5,000 shares per year per non-executive director are granted under the Non-Executive Director Plan.

Registrant Repurchases of Securities

During the quarter ended September 30, 2004, TeamStaff did not repurchase any of its securities.

ITEM 6.    SELECTED FINANCIAL DATA

(AMOUNTS IN THOUSANDS)

	2004	2003	2002 As Restated	2001	2000	1999
Revenues	$37,288	$62,805	$79,820	$69,054	$46,557	$40,033
Direct expenses	$28,545	$50,615	$63,796	$54,730	$37,145	$30,574
Gross profit	$8,743	$12,190	$16,024	$14,324	$9,412	$9,459
Operating expenses
(includes depreciation and amortization)	$11,780	$14,923	$12,283	$9,812	$6,866	$6,891
(Loss) income from operations	$(3,037)	$(2,733)	$3,741	$4,512	$2,546	$2,568
(Loss) income from continuing operations
before extraordinary item	$(1,765)	$(1,491)	$2,974	$2,955	$1,680	$1,834
Extraordinary item net of tax	$—	$—	$—	$(354)	$—	$—
Discontinued operations net of tax	$(2,314)	$(27,394)	$101	$(1,251)	$(729)	$(58)
(Loss) net income	$(4,079)	$(28,885)	$3,075	$1,350	$951	$1,776
Earnings per share – Basic
(Loss) income from continuing operations	$(0.11)	$(0.10)	$0.18	$0.34	$0.21	$0.26
Extraordinary item	$—	$—	$—	$(0.04)	$—	$—
(Loss) income from discontinued operations	$(0.15)	$(1.74)	$0.01	$(0.14)	$(0.09)	$(0.01)
Net (loss) income	$(0.26)	$(1.84)	$0.19	$0.16	$0.12	$0.25
Earnings per share – Diluted
(Loss) income from continuing operations	$(0.11)	$(0.10)	$0.18	$0.33	$0.21	$0.26
Extraordinary item	$—	$—	$—	$(0.04)	$—	$—
(Loss) income from discontinued operations	$(0.15)	$(1.74)	$0.01	$(0.14)	$(0.09)	$(0.01)
Net (loss) income	$(0.26)	$(1.84)	$0.19	$0.15	$0.12	$0.25
Weighted average shares outstanding:
Basic	15,714	15,732	16,014	8,693	7,954	7,128
Diluted	15,714	15,732	16,183	8,907	7,991	7,145
BALANCE SHEET DATA:
Assets from continuing operations	$37,429	$38,257	$42,540	$42,636	$21,775	$17,827
Assets from discontinued operations	$—	$22,360	$51,426	$49,224	$27,739	$18,555
Total Assets	$37,429	$60,617	$93,966	$91,860	$49,514	$36,382

Long-term liabilities from continuing operations	$864	$1,042	$1,418	$1,197	$6,222	$4,502

Liabilities from continuing operations	$5,473	$9,123	$10,883	$11,406	$15,248	$9,926
Liabilites from discontinued operations	$963	$16,384	$18,344	$19,311	$16,207	$9,491
Total Liabilities	$6,436	$25,507	$29,227	$30,717	$31,455	$19,417
Working capital from continuing operations	$5,621	$4,848	$17,938	$14,636	$5,199	$4,461
Shareholders' equity	$30,993	$35,110	$64,739	$61,143	$18,059	$16,965

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

Revenue Recognition

As of and for the period ended September 30, 2004, TeamStaff operated two different lines of business, temporary staffing and payroll services, from which it derived substantially all of its revenue.

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

In connection with its discontinued operation, TeamStaff's professional employer organization division revenues were derived from its PEO division billings, net of worksite employee payroll costs (net method), which included payroll taxes, benefit costs, workers' compensation charges and administrative fees. The net method was used because TeamStaff was not generally responsible for the output and quality of work performed by the worksite employees. These amounts are reflected as part of income (loss) from discontinued operations in the consolidated financial statements.

Goodwill and Intangible Assets

Beginning October 1, 2001, with the adoption of accounting standard (SFAS 142), TeamStaff no longer amortizes goodwill or indefinite life intangible assets, but continues to amortize software at its expected useful life. TeamStaff continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. If an impairment write off of all the goodwill became necessary, a charge of $1.7 million would be expensed on the Statement of Operations. If an impairment write off of all the tradename became necessary, a charge of $4.2 million would be expensed on the Statement of Operations.

Workers' Compensation

TeamStaff's current workers' compensation insurance provider is Zurich American Insurance Company. The program is managed by Cedar Hill Insurance Agency, Inc., whose duties include underwriting analysis, loss control services, and other program management services.

The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. (See Note 3 to the consolidated financial statements) The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. A letter of credit for $3.5 million was secured through Fleet, as part of TeamStaff's line of credit. However, effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. On May 12, 2004, TeamStaff received approximately $1.0 million in return premiums from Zurich. At September 30, 2004, TeamStaff has a prepaid asset of $4.3 million, for the premiums and the prepayments made to the trust for both years of the Zurich plan. TeamStaff believes that, of this amount, an additional $1.0 million in return premiums will be received within the next twelve months, and this is reflected on the balance sheet at September 30, 2004 as a current asset.

In conjunction with the sale of its PEO assets to Gevity, TeamStaff requested a pro rata cancellation of this policy effective as of November 17, 2003. TeamStaff entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar Hill and claims handling services for the program are provided by GAB Robins. This program is a fully-insured, guaranteed cost program that contains no deductible or retention feature. This policy terminated April 1, 2004. Effective April 1, 2004, TeamStaff entered into a new workers' compensation program with Zurich, covering the period from April 1, 2004 through March 31, 2005, with the same terms as the previous policy.

As of September 30, 2004, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA for the workers' compensation programs covering

January 22, 2001, through March 22, 2002. CNA claims that TeamStaff owes approximately $4.4 million under the programs. TeamStaff is disputing certain of the amounts that CNA claims is due. TeamStaff's own analysis of its ultimate financial liability under the programs yields a substantially lower amount due under the programs. TeamStaff not only believes that its ultimate program expenses are dramatically lower than those calculated by CNA, but TeamStaff believes that its program expenses were exacerbated by CNA's claims handling practices. TeamStaff also filed a complaint with the New Jersey Division of Insurance, which referred the matter to the New Jersey Compensation Rating and Inspection Bureau. Although the New Jersey Compensation Rating and Inspection Bureau investigated the complaint and proposed a fine against CNA as well as a refund of $0.2 million in policy issuance costs to TeamStaff, the matter remains unresolved between the parties. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

Employee Pension Plan

Effective October 1, 2000, TeamStaff adopted a non-qualified Supplemental Retirement Plan (SERP) covering certain TeamStaff corporate officers. TeamStaff's former President and Chief Executive Officer and its former Chief Financial Officer were the only SERP participants. SERP participants also were provided with a split dollar life insurance policy, insuring the life of the participant. Each participant collaterally assigned his policy to TeamStaff to secure repayment of policy premiums. In connection with the change in their employment status, TeamStaff engaged in negotiations with its former President and Chief Executive Officer and the former Chief Financial Officer regarding the payment of certain severance benefits and the satisfaction of TeamStaff's obligations to each of them under the SERP and the split dollar life insurance arrangements. On December 31, 2003, TeamStaff executed an agreement with its former President and Chief Executive Officer pursuant to which TeamStaff agreed to, among other things, release the collateral assignment of the split dollar life insurance policy as of December 31, 2003 and to accelerate the payment of certain agreed upon payments under the SERP in complete satisfaction of TeamStaff's obligations under the SERP. TeamStaff entered into a similar agreement with its former Chief Financial Officer effective as of December 30, 2003. That agreement also provided for the payment of severance and other benefits over time in satisfaction of TeamStaff's obligations to its former Chief Financial Officer under his severance agreement effective May 22, 2002. The effect of these settlements with the former President and Chief Executive Officer and former Chief Financial Officer in fiscal year 2004 will be $0.4 million of additional expense related to the SERP. Cash payments of $1.2 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer in fiscal year ended September 30, 2004. No current officers are participants in or receive any benefits under the SERP.

Deferred Taxes

TeamStaff accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. If the company cannot ultimately realize the benefit of this asset, it would potentially have to write off an amount in excess of $16.8 million.

Allowance for doubtful accounts

TeamStaff maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff's customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff's accounts receivable balances could grow and TeamStaff could be required to provide for additional allowances, which would decrease net income in the period that such determination was made. For example, TeamStaff currently maintains an allowance of approximately 1.3% of accounts receivable. If, for example, the allowance grew to 3% of accounts receivable, net income would have been reduced by $53,000.

Fiscal Year 2004 as Compared to Fiscal Year 2003-Continuing Operations

TeamStaff's revenues for the fiscal years ended September 30, 2004 and 2003 were $37.3 million and $62.8 million, respectively, which represents a decrease of $25.5 million, or 40.6% over the prior fiscal year. Decreased revenues in TeamStaff's Medical Staffing division accounted for approximately $25.3 million of the revenue decline. Lower revenues were attributable, in part, to the decrease in demand for temporary medical staffing workers. We believe hospitals continue to focus on cost efficiencies by placing greater reliance on existing full time staff. This, in turn, has led to less demand for temporary health care professionals. Longer term, we believe the demand for temporary medical personnel will increase, driven in part, by an aging population and an improving economy. We also believe demand will increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. Additionally, we continue to substantially expand our sales and marketing efforts in order to increase our contact with current and prospective clients.

Direct expenses for the fiscal years ended September 30, 2004 and 2003 were $28.5 and $50.6 million, respectively, which represents a decrease of $22.1 million, or 43.6% This decrease is a direct result of the lower consolidated revenues. As a percentage of revenue, direct expenses for the fiscal years ended September 30, 2004 and 2003 were 76.6% and 80.6%, respectively.

Gross profits for the fiscal years ended September 30, 2004 and 2003 were $8.7 million and $12.2 million, respectively, which represents a decrease of $3.4 million, or 28.3%. This decrease is attributed to the reduction in our Medical Staffing business as discussed above. Gross profits, as a percentage of revenue, were 23.4% and 19.4%, for the fiscal years ended September 30, 2004 and 2003, respectively. This increase is due to improved margins in the medical staffing division and the higher gross margin Payroll Services division, which represented 31.7% of total gross profit for fiscal year ended September 30, 2004 versus 24.5% for fiscal year ended September 30, 2003, thus increasing TeamStaff's total gross margin percentage.

Operating expenses for the fiscal years ended September 30, 2004 and 2003 were $11.4 million and $14.6 million, respectively, representing a decrease of $3.2 million, or 22.1%. This decrease is attributed to lower SERP expenses and the absence of severance costs related to TeamStaff's former Chief Executive Officer and Chief Financial Officer, lower corporate expenses, as well as reduced expenses in the Medical Staffing business. Operating expenses, as a percentage of revenue, were 30.5% and 23.2%, for the fiscal years ended September 30, 2004 and 2003, respectively, as revenue declined at a higher rate than operating expenses. While our Medical Staffing division has reduced overall operating expenses, we are increasing our product development, sales and marketing efforts in that division, which has partially offset reductions in general expenses.

Depreciation and amortization for the fiscal years ended September 30, 2004 and 2003 were $0.4 million and $0.3 million, respectively.

Other income for the fiscal years ended September 20, 2004 and 2003 was $0.2 million and $0.4 million, respectively, representing a decrease of $0.2 million. This decrease is primarily attributable to the reduction in late payment fees received by our Medical Staffing division due to associated lower revenues and a more competitive pricing environment.

Income tax benefit from continuing operations for the fiscal years ended September 30, 2004 and 2003 was $1.1 million and $0.9 million, respectively. These tax benefits are a result of losses from operations.

Loss from continuing operations for the fiscal year ended September 30, 2004 was $1.8 million, or $.11 per fully diluted share, as compared to loss from continuing operations of $1.5 million, or $0.10 per fully diluted share, for fiscal year ended September 30, 2003. This increased loss is due to the decreased performance in our Medical Staffing division, offset partially by decreased costs related to TeamStaff's former Chief Executive Officer and Chief Financial Officer and other operating expense decreases.

Losses from discontinued operations, net of tax, for the fiscal years ended September 30, 2004 and 2003 were $2.3 million and $27.4 million, respectively. The loss in 2003 resulted primarily from the write-down of goodwill and intangible assets from the PEO business totaling $25.4 million. Loss from operations from the discontinued business unit, net of tax, for the fiscal years ended September 30, 2004 and 2003 were $1.4 million and $27.4 million, respectively. In fiscal year 2004, TeamStaff generated revenue from the PEO business for only the first six weeks, while certain costs associated with the operation of that business unit continued throughout the year. The loss in 2003 resulted primarily from the write-down of goodwill and intangible assets from the PEO business. Losses on disposal, net of tax, were $0.9 million for fiscal year ended September 30, 2004. The loss is based on the selling price of $9.25 million, offset by expenses including the write-down of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff's continuing operations offset by estimated sublease of unoccupied office space, investment banking fees and other expenses required to dispose of the PEO business.

Net loss for the fiscal year ended September 30, 2004 was $4.1 million or $0.26 per fully diluted share, as compared to net loss of $28.9 million or $1.84 per fully diluted share for the fiscal year ended September 30, 2003.

Fiscal Year 2003 as Compared to Fiscal Year 2002-Continuing Operations

TeamStaff's revenues for the fiscal years ended September 30, 2003 and 2002 were $62.8 million and $79.8 million, respectively, which represents a decrease of $17.0 million, or 21.3%, over the prior year fiscal year. Decreased revenues in TeamStaff's Medical Staffing division accounted for approximately $16.7 million less revenue. This decrease has partially been attributed to our closing of the division's Houston, Texas office in April 2002. This office was primarily involved in staffing per diem nurses in the local Houston market. Our Medical Staffing business places predominantly long term temporary medical personnel in assignments that average at least thirteen weeks compared to per diem staffing, which are typically staffed on an hourly or daily basis. The overhead necessary to support per diem nursing did not justify keeping this location in operation. In addition, due to the increased number of temporary medical staffing companies that have appeared over the last few years, our Medical Staffing business segment is facing increased competition from a number of companies. While many of these companies had traditionally concentrated in the nursing market, they have expanded their operations into markets, such as imaging personnel staffing, where TeamStaff Rx has concentrated, and which previously were substantially less competitive. Also contributing to the decrease in revenues is the recent practice among hospitals of forcing overtime to permanent staff and replacing temporary positions with permanent hires. Longer term, we believe the demand for temporary medical personnel will increase, driven in part, by an aging population and an improving economy.

Direct expenses were $50.6 million for the fiscal year ended September 30, 2003 and $63.8 million for the prior year, representing a decrease of $13.2 million, or 20.7%. This decrease is a direct result of the lower consolidated revenues. As a percentage of revenue, direct expenses for the fiscal years ended September 30, 2003 and 2002 were 80.6% and 79.9%, respectively.

Gross profits were $12.2 million and $16.0 million for the fiscal years ended September 30, 2003 and 2002, respectively, a decrease of $3.8 million, or 23.9%. This decrease is attributed to the reduction in our Medical Staffing revenue. Gross profits, as a percentage of revenue, were 19.4% and 20.1% for the fiscal years ended September 30, 2003 and 2002, respectively.

Operating expenses for the fiscal years ended September 30, 2003 and 2002 were $14.6 million and $12.1 million respectively, representing an increase of $2.5 million or 20.8%. The overall increase in operating expenses is primarily attributable to an accrual for severance agreement obligations related to TeamStaff's former President and Chief Executive Officer and former Chief Financial Officer under their severance agreements and the SERP of $2.6 million.

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

Loss from continuing operations for the fiscal year ended September 30, 2003 was $1.5 million or $.10 per fully diluted share, as compared to income from continuing operations of $3.0 million or $0.18 per fully diluted share for the same period last year. This decrease is due to the decreased performance of TeamStaff's Medical Staffing division and the accrual for TeamStaff's potential obligations to its former Chief Executive Officer and Chief Financial Officer under their severance agreement and under its SERP.

Losses from discontinued operations net of tax for the fiscal year ended September 30, 2003 was $27.4 million compared to income from discontinued operations net of tax of $0.1 million for the same period last year. This decrease is predominantly due to the after-tax write down of impaired goodwill and the intangibles related to the Wachovia relationship of $25.4 million.

Net loss for the fiscal year ended September 30, 2003 was $28.9 million or $1.84 per fully diluted share, as compared to net income of $3.1 million or $0.19 per fully diluted share for the same period last year.

Liquidity and Capital Resources

Net cash used in operating activities in the fiscal year 2004 was $1.2 million compared to $6.8 million in fiscal 2003. As part of the sale of the PEO business, TeamStaff received $9.25 million in cash. Use of cash during fiscal year 2004 included increased other current assets related to workers' compensation payments, increased other assets related to increases in TeamStaff's deferred tax asset, additional cash classified as restricted cash related to our letter of credit provided by SunTrust in connection with our Zurich workers' compensation program, reduction in severance obligations to TeamStaff's former CEO and CFO, and losses from continuing and discontinued operations.

TeamStaff entered into Securities Purchase Agreements as of November 5, 2004(subsequent to the balance sheet date) with several accredited investors for the private sale under Section 4(2) of the Securities Act of 1933 and/or Regulation D of securities for an aggregate purchase price of $4,305,600. The offering consisted of the sale of 2,392,000 shares of Common Stock and 598,000 common stock warrants. The warrants have a three-year exercise term and an exercise price of $2.50 per share. The investors in the transaction received one three-year warrant to purchase an additional share of common stock at a price of $2.50 per share for every four shares of common stock purchased in the transaction.

Closing of the offering occurred on Wednesday, November 10, 2004. TeamStaff received net proceeds of approximately $4,000,000 after payment of commissions and related offering expenses. SunTrust Robinson Humphrey Capital Markets and Maxim Group LLC served as selling agents on TeamStaff's behalf and received combined commissions of 6.5% of the gross proceeds. The net proceeds will be used principally to fund the Company's internal growth initiatives and to execute on its strategy of completing complementary acquisitions in the temporary medical staffing industry.

Cash used in investing activities was virtually unchanged during fiscal year 2004 as opposed to $0.4 million used in fiscal year 2003.

Cash used in financing activities in the fiscal year 2004 was $0.1 million, primarily due to comprehensive expense recognized as a result of a change in discount rtes used in the calculation of projected benefit obligations related to the SERP. This is compared to $0.9 million in fiscal year 2003, primarily due to the repurchase of 251,214 shares of TeamStaff stock during the fiscal year.

As of September 30, 2004, TeamStaff had unrestricted cash and cash equivalents of $3.1 million and net accounts receivable of $3.0 million. As of September 30, 2004, TeamStaff had working capital of $5.6 million. Management believes its existing cash and funds generated by operations will be sufficient to support cash needs for at least the next twelve months.

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1.0 million in common stock. Since inception we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2.4 million. As of September 30, 2004, TeamStaff retired 574,470 shares of treasury stock.

Obligations (Amounts in Thousands)	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt	$136	$112	$24	$0
Operating leases (1)	2,025	1,249	470	306
Pension liability (2)	1,428	556	672	200
Serverance (3)	62	62	—	—
Total Obligations	$3,651	$1,979	$1,166	$506

(1)	Represents lease payments net of sublease income.

(2)	Represents pension liability for the former CEO and former CFO.

(3)	Represents accrual for separation agreements with former CEO and former CFO. This amount is included within accrued payroll on TeamStaff's balance sheet.

Recently Issued Accounting Pronouncements

On November 17, 2003, the Financial Accounting Standards Board (FASB) issued the final FASB Staff Position (FSP) FAS 150-3, "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests under FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity' ". The final FSP affects how public and nonpublic entities classify, measure, and disclose certain mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries and mandatorily redeemable financial instruments and requires entities that have already adopted FAS 150 to rescind the adoption of certain provisions of FAS 150 and to permit them to present the adoption of the FSP either by restating previously issued financial statements or as a cumulative effect in the period of adoption. The Company has analyzed its financial instruments in light of FAS 150 and has determined that this statement is not applicable to its financial position and that the adoption of this statement has no impact on its consolidated statements.

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

In March 2004, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The adoption of Issue No. 03-1 has not had any impact on the Company's financial statements and results of operations.

On March 31, 2004, the FASB issued an exposure document related to share-based payments that would amend SFAS No. 123, "Accounting for Stock-Based Compensation." The FASB has tentatively concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed Standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro-forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly.). For the periods after the date of adoption of the proposed Standard, the modified prospective transition method described above would be applied. The FASB expects to issue the final standard by December 31, 2004. The Company continues to evaluate the impact the final standard will have on the Company's results of operations and financial statements.

In April 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. The adoption of Issue No. 03-6 has not had a material impact on the Company's financial statements and results of operations.

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

On December 13, 2002, the Audit Committee dismissed PricewaterhouseCoopers and engaged Lazar Levine & Felix LLP to serve as TeamStaff's independent public accountants. In conducting the audit for fiscal year ended September 30, 2002, Lazar expanded its testing of TeamStaff's internal controls, including information technology controls, to include the fiscal year ended September 30, 2001. This procedure was followed since the Arthur Anderson work papers were not readily available for review by Lazar and to investigate the concerns regarding internal controls raised by PricewaterhouseCoopers. As a result of this expanded testing, no material weaknesses in the systems was revealed and, based on these results, Lazar concluded that only an audit of one restatement adjustment, as discussed below, was appropriate and a full reaudit of the fiscal 2001 consolidated financial statements was not necessary.

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

In light of the foregoing, TeamStaff determined that the conclusions reached by PricewaterhouseCoopers concerning TeamStaff's internal controls and financial and operational systems and personnel were not supported by Lazar's independent analysis or TeamStaff's own assessment of its financial and operational systems and personnel.

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

The Audit Committee retained Lazar to serve as our independent accountants for the fiscal year ending September 30, 2004 and 2003. The audit services provided by Lazar consist of examining financial statements, reviewing filings with the Securities and Exchange Commission, and consulting in regard to various accounting matters as permitted under the Sarbanes-Oxley Act of 2002.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities

Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Annual Report on Form 10-K. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-K has been made known to them.

Changes in Internal Controls:

There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

ITEM 9B.    OTHER INFORMATION

On September 1, 2004, pursuant to our Non-Executive Director Stock Option Plan, we granted our non-executive directors options to purchase shares of our common stock at an exercise price of $2.23 per share, which represents the closing selling price per share of our common stock on the Nasdaq National Market on September 1, 2004. Each of the five non-executive directors were granted 5,000 options. The options are governed by our standard form stock option agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K, and the terms of our Non-Executive Director Stock Option Plan, as amended. The options are immediately vested, exercisable for a period of five years (subject to earlier termination under certain circumstances) and were granted on a non-discretionary basis pursuant to our Non-Executive Director Stock Option Plan. On November 17, 2004, TeamStaff granted options to purchase 100,000 shares of common stock to TeamStaff President and CEO T. Kent Smith at an exercise price of $2.08 per share. One half of the options vest on November 17, 2005, and the remainder vest on November 17, 2006. The options expire five years from the grant date.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of TeamStaff as of December 15, 2004 are as follows:

NAME	AGE	OFFICE
T. Stephen Johnson	55	Chairman of the Board of Directors Class 1
Karl W. Dieckmann	76	Vice-Chairman Class 2
Martin Delaney	61	Director Class 3
Ben J. Dyer	56	Director Class 1
Rocco J. Marano	76	Director Class 3
T. Kent Smith	48	President, Chief Executive Officer, Director Class 2
Rick J. Filippelli	48	Vice President, Finance, Chief Financial Officer
Edmund Kenealy	42	Vice President, General Counsel
Timothy Nieman	45	President, TeamStaff Rx, Inc.

Our board is classified into three classes which are each elected in staggered three year terms. Class 1 consists of T. Stephen Johnson and Ben J. Dyer, and the term expires in 2006; Class 2 consists of Karl Dieckmann and T. Kent Smith, and the term expires in 2007 and Class 3 consists of Rocco Marano and Martin Delaney, and the term expires in 2005.

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

Karl W. Dieckmann, a Director of TeamStaff since April 1990, had been Chairman of the Board from November 1991 until September 2001 and has been Vice Chairman since September 2001. From 1980 to 1988, Mr. Dieckmann was the Executive Vice President of Science Management Corporation and managed the Engineering, Technology and Management Services Groups. From 1948 to 1980, Mr. Dieckmann was employed by the Allied Signal Corporation (now Honeywell Corporation) in various capacities including President, Semet Solvay Division; Executive Vice President, Industrial Chemicals Division; Vice President TechnicalFibers Division; Group General ManagerFabricated Products Division; and General ManagerPlastics Division, as well as various positions with the Chemicals Division.

Ben J. Dyer joined the Board of Directors in December 2002. Mr. Dyer is currently a general partner of Cordova Intellimedia Ventures and is President of Innovations Publishing, LLC, an Atlanta based company, which provides a subscription-based online catalog of emerging technology ventures. In the 1980s Mr. Dyer served as chairman and CEO of Comsell, Inc., a pioneering multimedia development firm and was president and a director of the de novo Enterprise National Bank. Mr. Dyer founded Intellimedia Sports, Inc. in 1992 to create the ESPN-branded sports instruction category in the CD-ROM industry. He was earlier a founder of Peachtree Software, Inc. and served as its President from 1977 to September 1983. He currently serves on a number of private and nonprofit boards including The Mansell Group, FundRaisingInfo.com, and Practice Bank. Mr. Dyer is also Senior Managing Director of Jackson Capital, LLC and an organizing director of Atlanta Bancorporation, Inc. He concentrates his community activities on higher education and has been president of the Georgia Tech Alumni Association, a director of the Georgia Tech Foundation, chairman of the Alumi Advisory Board for Tech's School of Industrial & Systems Engineering, and chairman of the Georgia

Tech Research Corporation. He is currently a Senior Fellow of the Center for Entrepreneurship and Corporate Growth at Emory University's Goizueta Business School. Mr. Dyer holds a Bachelors degree in Industrial Engineering from Georgia Tech and an MBA in finance from Georgia State University.

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

T. Stephen Johnson has been Chairman of the Board of TeamStaff since September 2001. He has served as Chairman of T. Stephen Johnson & Associates, Inc., financial services consulting firm, and its related entities since inception in 1986. Mr. Johnson is a long-time banking consultant and Atlanta entrepreneur who has advised and organized dozens of community banks throughout the Southeast. He is Chairman Emeritus and a Director of Netbank, the largest and most successful Internet-only bank, as well as Chairman and principal owner of Bank Assets, Inc., a provider of benefit programs for directors and officers of financial institutions. Mr. Johnson is Chairman of the Board of Directo, Inc., a company specializing in providing financial services for unbanked individuals, Vice Chairman of Florida Bank and an organizing director of Atlanta Bancorporation, Inc.

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

Rocco Marano served as member of the Board of Directors from July 1999 through September 2001. He rejoined the Board of Directors in November 2002. Mr. Marano, a prominent telecommunications executive, is the retired chairman and President of Bellcore, Inc. a Bell Communications research and engineering entity formerly owned by the seven Bell regional communications companies. His present additional board affiliations include Horizon Blue Cross/Blue Shield Foundation of New Jersey. He has also served as Chairman of Horizon Blue Cross/Blue Shield of New Jersey.

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

T. Kent Smith was appointed as our Chief Executive Officer, President and a member of our Board of Directors on June 18, 2003. From January 2000 to January 2003, Mr. Smith served as the President of HoneyBaked Ham Company and Chief Executive Officer of the Heavenly Ham Company. From 1998 to 1999, Mr. Smith was the Senior Vice President of Organization Serv. Prior to that, Mr. Smith served in various executive positions for Norrell Corporation from 1987 to 1998, including Senior Vice President, Service Operations, Vice President and Chief Information Officer and Vice President,

Finance & Strategic Planning. Mr. Smith received a Masters in Business Administration from the University of Virginia and is a graduate of Vanderbilt University.

Management Resources and Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Martin J. Delaney, Karl W. Dieckmann and T. Stephen Johnson served on the Management Resources and Compensation Committee during the last fiscal year ended September 30, 2004. There are no interlocks between TeamStaff's Directors and Directors of other companies.

Meetings of the Board of Directors and Committees

During the fiscal year ended September 30, 2004, the Board of Directors met on seventeen occasions, twelve of which were by telephone conference call. Our board of directors has determined that each of Messrs. Johnson, Dyer, Dieckmann, Marano and Delaney satisfy the independence requirements of Section 4200(a)(15) of the Nasdaq Marketplace Rules.

The Board of Directors has four committees: Audit, Management Resources and Compensation, Executive, and Corporate Governance and Nominating Committees.

For the fiscal year ended September 30, 2004, the members of the committees, and a description of the duties of the Committees were as follows:

Audit Committee.    TeamStaff's Audit Committee acts to:(i) review with management the finances, financial condition and interim financial statements of TeamStaff; (ii) review with TeamStaff's independent auditors the year-end financial statements; and (iii) review implementation with the independent auditors and management any action recommended by the independent auditors and (iv) the retention and termination of TeamStaff's independent auditors. During the fiscal year ended September 30, 2004, the Audit Committee met on eleven occasions, seven of which were by telephone conference call.

The Audit Committee adopted a written charter governing its actions effective June 14, 2000. Effective May 27, 2003, the Audit Committee adopted an Amended and Restated Charter which was filed as an exhibit to our Proxy Statement prepared in connection with our Annual Meeting of Shareholders held on August 12, 2003. The Audit Committee members are Martin Delaney, Karl W. Dieckmann, and Rocco J. Marano. All three of these members of TeamStaff's Audit Committee were "independent" within the definition of that term as provided by Rule 4200(a)(14) of the listing standards of the National Association of Securities Dealers. Martin Delaney was elected as its chairman and Rocco J. Marano has been designated as an "Audit Committee financial expert" in accordance with the Sarbanes Oxley Act of 2002 and the regulations promulgated thereunder.

Management Resources and Compensation Committee.    The Management Resources and Compensation Committee functions include administration of TeamStaff's 2000 Employee Stock Option Plan and Non-Executive Director Stock Option Plan and negotiation and review of all employment agreements of executive officers of TeamStaff. The Management Resources and Compensation Committee's members are Martin J. Delaney, Karl W. Dieckmann, and T. Stephen Johnson. Karl W. Dieckmann was elected as its chairman. During the fiscal year ended September 30, 2004, the committee met on five occasions.

Corporate Governance and Nominating Committee.    The Corporate Governance and Nominating Committee functions include the review of all candidates for a position on the board of directors including existing directors for renomination and reports its findings with recommendations to the Board. The Corporate Governance and Nominating Committee solicits candidates on behalf of TeamStaff to fill any vacancy on the Board. The Corporate Governance and Nominating Committee performs such other duties and assignments as directed by the Chairman or the Board but shall have no power to add or remove a director without the approval of the Board. Our Board of Directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our Web site at www.teamstaff.com. Pursuant to its charter, the

Nominating and Corporate Governance Committee's tasks include reviewing and recommending to the Board issues relating to the Board's composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board's compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. Corporate Governance and Nominating Committee members are Ben J. Dyer, Karl W. Dieckmann and T. Stephen Johnson. During the fiscal year ended September 30, 2004, the committee met on 5 occasions.

Executive Committee.    The Board of Directors created an Executive Committee effective September 4, 2001. Executive committee members are Karl W. Dieckmann, T. Stephen Johnson and T. Kent Smith. T. Stephen Johnson serves as its chairman. This committee did not meet during the fiscal year ended September 30, 2004.

No member of the Board of Directors or any committee failed to attend or participate in fewer than 75% of the meetings of the Board or any committee on which such member serves.

Code of Ethics

On June 20, 2003, TeamStaff distributed a company-wide Code of Ethics and Business Conduct and Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller. Additionally, both the Codes were posted on TeamStaff's internal intranet website and are available on TeamStaff's internet web address, www.teamstaff.com. These Codes were adopted by TeamStaff's Board of Directors, and provide employees with a confidential method of reporting suspected Code violations.

ITEM 11.    EXECUTIVE COMPENSATION

The following provides certain summary information concerning compensation during the years ended September 30, 2004, 2003, and 2002 paid to or earned by TeamStaff's Chief Executive Officer and each of the executive officers and key employees of TeamStaff who received in excess of $100,000 in compensation during the last fiscal year.

			ANNUAL COMPENSATION
NAME AND PRINCIPAL POSTION	YEAR	SALARY	BONUS	OTHER	LONG TERM COMPENSATION OPTIONS/SAR'S
T. Kent Smith	2004	$250,000	$100,000	-0-	-0-
Chief Executive Officer	2003	$70,192	$35,616	-0-	400,000
	2002	-0-	-0-	-0-	-0-
Rick J. Filippelli	2004	$224,988	$70,000	-0-	50,000
	2003	$8,653	-0-	$20,000	50,000
	2002	-0-	-0-	-0-	-0-
Edmund Kenealy	2004	$174,942	$53,000	$15,875	50,000
	2003	$159,944	$27,200	$15,871	-0-
	2002	$135,000	$25,000	$15,859	50,000
Timothy Nieman	2004	$138,654	$21,600	-0-	50,000
	2003	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-

TeamStaff provides normal and customary life and health insurance benefits to all of its employees including executive officers. TeamStaff has a 401(k) plan that is voluntary.

Compensation of Directors

Effective November 19, 2002, the Board established the following cash compensation terms for the members of the Board and committees. The Chairman and Vice-Chairman of the Board each received $3,000 per month. The Chairman of the Audit Committee received $2,500 per month. All other non-employee Directors received $1,667 per month. Effective as of August 12, 2003, the Chairman of the Nominating and Corporate Governance Committee also received $2,500 per quarter. All non-employee Board members received $1,500 for each Board meeting attended and $600 for each committee meeting attended (unless the member is Chairman of the committee). The Chairman of each committee received $1,000 for each committee meeting attended. Non-employee directors also received $1,000 per meeting with executives that do not constitute Board or Committee meetings. Non-employee Board members also received reimbursement of their Board-related travel expenses. We have also established a Non-Executive Director Stock Option Plan, as described below. The Director Plan provides that directors: 1) receive 5,000 options upon joining the Board; 2) receive 5,000 option on September 1st of each year thereafter (subject to downward adjustment as of the first award date based on when the director joined the Board); and 3) for one year after joining the Board are entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

The Board established the following new cash compensation terms for the non-employee members of the Board and committees effective as of January 1, 2004. The Chairman, Vice Chairman and Chairman of the Audit Committee each receive $3,000 per month. The Chairman of the Nominating and Corporate Governance Committee receives $2,500 per month. All other non-employee directors receive $1,667 per month. All non-employee Board members receive $1,500 for each in-person Board meeting attended and $750 for each telephonic Board meeting in which they participate. All committee members receive $600 for each in-person meeting attended and $300 for each telephonic committee meeting in which they participate. The Chairman of each committee receives $1,000 for each in-person committee meeting attended and $500 for each telephonic meeting in which he participates. Non-employee Directors also receive $1,000 for each in-person meeting with Company executives that do not constitute Board or Committee meetings. On November 18, 2004 the non-employee director cash compensation terms were amended to provide that non-committee members would be compensated in the same manner as committee members for any committee meeting they attend or telephonic meeting in which they participate at the written request of the committee Chairman. Additionally non-employee directors will receive $1,000 per day for their attendance at continuing education or other seminars they attend in connection with their service as a TeamStaff director. Non-employee Board members also receive reimbursement of their Board-related travel, cell phone and similar expenses.

Employment Agreements

Effective as of June 18, 2003, TeamStaff entered into an employment agreement with T. Kent Smith pursuant to which Mr. Smith serves as TeamStaff's President and Chief Executive Officer. The agreement expires on September 30, 2005. Under the terms of the agreement, Mr. Smith is paid an annual base salary of $250,000 and is eligible to receive a bonus of up to 50% of his base salary based on the achievement of revenue, income and other objectives established by the Management Resources and Compensation Committee. Pursuant to the Agreement, Mr. Smith also was granted an option to purchase 400,000 shares of TeamStaff common stock, one-fourth of which vested on June 18, 2003, one-fourth of which will vest one year thereafter, and the remainder of which will vest on June 18, 2005. Mr. Smith also receives four weeks annual vacation and is offered welfare benefit plans, 401(k) and fringe benefits generally made available to other TeamStaff employees. The agreement provides, among other things, that Mr. Smith will be paid a severance payment of three months of his base salary if Mr. Smith and TeamStaff do not enter into a new employment agreement by September 30, 2005. Additionally, the agreement provides for certain post-termination payments depending upon the reason for the termination of Mr. Smith's employment. The agreement also provides for the payment of nine months of base salary and the provision of certain other benefits should Mr. Smith's employment terminate in connection with a change in control, as defined in the agreement.

Effective January 1, 2003, TeamStaff entered into a one-year employment agreement with Edmund C. Kenealy pursuant to which Mr. Kenealy served as Vice President, General Counsel, at an annual salary of $160,000. In addition, Mr. Kenealy was entitled to receive an increase in annual compensation as of October 1, 2003 and a bonus to be determined based on the achievement of certain performance criteria determined as of the commencement of each fiscal year. Mr. Kenealy received certain other benefits granted to other TeamStaff employees, including health and other insurance benefits, as well as a car allowance of $500 per month and three weeks annual vacation. This agreement was not renewed by TeamStaff. However, the Board of Directors approved TeamStaff's entry into a severance agreement with Mr. Kenealy effective as of January 1, 2004, providing him with six months severance should his employment terminate other than for "cause," as defined in the agreement. The Board of Directors approved substantially identical severance agreements with Rick J. Filippelli and Timothy Nieman, our Chief Financial Officer and President of TeamStaff Rx, respectively, also effective as of January 1, 2004.

TeamStaff entered into an employment agreement with Mr. Donald Kappauf, TeamStaff's former President and Chief Executive Officer effective April 2, 2001 and terminating on September 30, 2003. Mr. Kappauf agreed to relinquish his position as President and Chief Executive Officer of TeamStaff as of June 18, 2003. Mr. Kappauf terminated his employment effective as of September 30, 2003. Under the terms of the employment agreement, Mr. Kappauf's base compensation was initially $230,000, increasing to $300,000 commencing September 1, 2001, and subject to yearly increases thereafter at the discretion of the compensation committee. For the fiscal year ended September 30, 2003, Mr. Kappauf received a base salary of $300,000. Mr. Kappauf also was entitled to an annual bonus based on the achievement of certain performance criteria as determined by the compensation committee. In addition, Mr. Kappauf received certain other benefits including insurance benefits as are provided to all other executives, a car lease allowance in the maximum amount of $1,000 per month, participation in the supplemental executive retirement plan and a split dollar life insurance arrangement. The agreement also provided for the grant of 300,000 stock options, which vested in annual increments of one third commencing on the date of the agreement. TeamStaff also entered into a severance agreement with Mr. Kappauf, as described below, which governed the termination of his employment and certain other events including a change of control of TeamStaff.

TeamStaff entered into an employment agreement with Mr. Donald Kelly, TeamStaff's former Chief Financial Officer, effective April 2, 2001 and terminating on September 30, 2003. In June 2003, Mr. Kelly notified TeamStaff that he would be terminating his employment on July 2, 2003 purportedly for "good reason," as defined in his severance agreement, as described below. Under the terms of his employment agreement, Mr. Kelly's base compensation was initially $170,000, increasing to $200,000 commencing September 1, 2001, and subject to yearly increases thereafter at the discretion of the compensation committee. For the fiscal year ended September 30, 2003, Mr. Kelly received a base salary of $200,000. Mr. Kelly also was entitled to a bonus based on the achievement of certain performance criteria as determined by the compensation committee. In addition, Mr. Kelly received certain other benefits including insurance benefits as are provided to all other executives, a car allowance in the amount of $800 per month, participation in the supplemental executive retirement plan and a split dollar life insurance arrangement. The agreement also provided for the grant of 150,000 stock options, which vested in annual increments of one third commencing on the date of the agreement. TeamStaff also entered into a severance agreement with Mr. Kelly, as described below, which governed the termination of his employment and certain other events including a change of control of TeamStaff.

The split dollar life insurance agreements and supplemental retirement plan were approved by the Compensation Committee of the Board during the 2000 fiscal year and implemented effective October 1, 2000. Under the terms of the SERP, a participant receives a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary on the date the participant becomes a participant. Payment of benefits commences when the participant reaches 65 years of age. The benefit under the SERP is subject to a seven-year vesting schedule (0%, 0%, 20%, 40%, 60%, 80%, 100%), based on the participant's original date of employment with TeamStaff and contingent on the participant's reaching age 55; provided, however, a participant's benefit becomes fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there is a material change in the participant's job title or responsibilities or if the participant's employment is terminated by TeamStaff for any reason other than conviction for theft or embezzlement from TeamStaff. Additionally, if a participant retires by means of total disability (as defined in the SERP), the participant's benefit becomes fully vested and benefit payments commence as of the disability retirement date. The SERP does not provide a death benefit. Mr. Kappauf and Mr. Kelly were the only SERP participants.

SERP participants also were provided with a split dollar life insurance policy, insuring the life of the participant until the participant reached age 65. Although the participant was the owner of the Policy, TeamStaff paid all Policy premiums. Each participant had collaterally assigned the Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant's right to the Policy vested in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant's 65th birthday (and in certain other circumstances provided by the Policy agreement), TeamStaff would release the collateral assignment of the Policy provided the participant released TeamStaff from all obligations it may have with respect to the participant (including those under the SERP). However, given the uncertainty of TeamStaff's ability to continue to maintain this payment arrangement in light of certain of the provisions of the Sarbanes-Oxley Act of 2002, TeamStaff had, with the President and Chief Executive Officer's consent, deferred paying Policy premiums on behalf of the Chief Executive Officer, pending review of the SERP to comply with the Sarbanes-Oxley Act. For the fiscal quarter ended December 31, 2002, TeamStaff paid the Chief Executive Officer a bonus in the amount of the Policy premiums, grossed-up to cover allocable income taxes. Pursuant to the severance agreement with Mr. Kappauf, in the event he were terminated for cause, he would be entitled only to his accrued compensation, which means his base salary, reimbursement of business expenses, vacation pay and earned but unpaid bonuses to the date of termination. "Cause" is defined to include conviction of a felony, an intentional and continual failure to substantially perform his duties or an intentional failure to follow or perform a lawful direction of the Board of Directors. If Mr. Kappauf were terminated for disability or death, he would be entitled to his accrued compensation and certain other payments, such as the pro rata bonus amount. The pro rata bonus amount is defined as the amount equal to the greater of the most recent annual bonus amount paid or the annual bonus paid or payable for the full fiscal year ended prior to the termination, in either case pro-rated through the date of death or disability. In the event that Mr. Kappauf's employment terminated for any other reason, the agreement provided for payment of his accrued compensation, a pro rata bonus amount, a bonus amount allocated to the remainder of the term of his employment agreement, his base salary through the remainder of the term of his employment agreement, a severance payment equal to one year's base compensation, a payment equal to the cost of health and other similar benefits for a period of two years and costs associated with outplacement services.

On June 18, 2003, Donald W. Kappauf relinquished his positions of President and Chief Executive Officer of TeamStaff. In light of the circumstances regarding the relinquishment by Mr. Kappauf of his positions, Mr. Kappauf may have had reason to terminate his employment with TeamStaff for "good reason" and exercise his rights under the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities . . . ." In addition, TeamStaff may have been required to contribute funds to an irrevocable trust to meet the premium obligations of the split dollar life insurance policy granted to Mr. Kappauf in connection with the SERP.

The severance agreement with Mr. Kelly had terms which are substantially similar to those described above for Mr. Kappauf. Until December 10, 2002, Mr. Kelly held the positions of Chief Financial Officer, Vice President, Finance and Secretary of TeamStaff. As a result of the previously disclosed change in his duties, the former Chief Financial Officer may have had "good reason" to terminate his employment with TeamStaff and may have had claims for the severance payments and benefits provided by the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities . . . ." In June 2003, Mr. Kelly notified the Board of Directors that he would terminate his employment, effective July1, 2003, for "good reason" and exercise his rights under the severance agreement. Additionally, the change in Mr. Kelly's duties may have caused his benefits under the SERP to become fully vested.

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

Management Resources and Compensation Committee Report on Executive Compensation

This report is submitted by the Management Resources and Compensation Committee of the Board of Directors of TeamStaff. During the fiscal year ended September 30, 2004, the Management Resources and Compensation Committee was responsible for reviewing TeamStaff's stock option plans and reviewing and approving compensation matters concerning the executive officers.

Overview and Philosophy.    TeamStaff uses its compensation program to achieve the following objectives:

•	To provide compensation, as determined by the Management Resources and Compensation Committee, that attracts, motivates and retains the talented, high caliber officers and employees necessary to achieve TeamStaff's strategic objectives;

•	To align the interest of officers with the success of TeamStaff;

•	To align the interest of officers with stockholders by including long-term equity incentives; and

•	To increase the long-term profitability of TeamStaff and, accordingly, increase stockholder value.

Compensation under the executive compensation program is comprised of cash compensation in the form of base salary, bonus compensation and, in some cases, automobile allowances. Executives are also granted severance plans providing various benefits upon termination of employment without cause and, in the case of the CEO, a change of control of TeamStaff. In addition, the compensation program includes various other benefits, including medical and insurance plans and TeamStaff's 401(k) Plan, which plans are generally available to all employees of TeamStaff.

The principal factors which the Management Resources and Compensation Committee considered with respect to each officer's compensation package for fiscal year ended September 30, 2004 are summarized below. The Management Resources and Compensation Committee may, however, in its discretion, apply different or additional factors in making decisions with respect to executive compensation in future years.

Base Salary.    Compensation levels for each of TeamStaff's officers, including the Chief Executive Officer, are generally set within the range of salaries that the Management Resources and Compensation Committee believes is paid to officers with comparable qualifications, experience and responsibilities at similar companies. In setting compensation levels, the Management Resources and Compensation Committee takes into account such factors as (i) TeamStaff's past performance and future expectations, (ii) individual performance and experience and (iii) past salary levels. The Management Resources and Compensation Committee does not assign relative weights or ranking to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to TeamStaff's long-term goals and strategies. Base salary, while reviewed annually, is only adjusted as deemed necessary by the Management Resources and Compensation Committee in determining total compensation for each officer. Base salary levels for each of TeamStaff's officers, other than the Chief Executive Officer, are also based in part upon evaluations and recommendations made by the Chief Executive Officer.

Equity Incentives.    The Management Resources and Compensation Committee believes that stock participation aligns officers' interests with those of the stockholders. In addition, the Management

Resources and Compensation Committee believes that equity ownership by officers helps to balance the short-term focus of annual incentive compensation with a longer-term view and may help to retain key executive officers. Long-term incentive compensation, generally granted in the form of stock options, allows the officers to share in any appreciation in the value of TeamStaff's common stock.

In making stock option grants, the Management Resources and Compensation Committee considers general corporate performance, individual contributions to TeamStaff's financial, operational and strategic objectives, the Chief Executive Officer's recommendations, level of seniority and experience, existing levels of stock ownership, previous grants of restricted stock or options, vesting schedules of outstanding restricted stock or options and the current stock price. During the fiscal year ended September 30, 2004, the Management Resources and Compensation Committee approved the grant of 200,000 options, 150,000 of which were granted to executive officers.

Other Benefits.    TeamStaff also has various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. TeamStaff offers a 401(k) plan, which allows employees to invest in a wide array of funds on a pre-tax basis. TeamStaff also maintains insurance and other benefit plans for its employees, including the executive officers of TeamStaff.

During the fiscal year ended September 30, 2001, the Management Resources and Compensation Committee created the supplemental executive retirement plan, or SERP. The SERP became effective on October 1, 2000. At the present time, no executive officers are participants in the SERP. Donald Kappauf and Donald Kelly, former executive officers, were the only participants in the SERP.

Chief Executive Officer Compensation.

In the fiscal year ended September 30, 2004, T. Kent Smith, TeamStaff's Chief Executive Officer, received a base salary at the annual rate of $250,000, which was the same as his base salary during the prior fiscal year. TeamStaff employed Mr. Smith as its Chief Executive Officer in June 2003 and paid an aggregate amount of $70,192 to him as base salary for his services as Chief Executive Officer during the period commencing on his employment and through September 30, 2003. Mr. Smith's compensation is determined pursuant to an employment agreement dated June 18, 2003, which provides for base compensation of $250,000 per annum and a bonus, in the discretion of the Management Resources and Compensation Committee, of up to 50 % of his base salary. Pursuant to his employment agreement, Mr. Smith also was awarded options to purchase 400,000 shares of Common Stock exercisable at $3.00 per share and subject to certain vesting requirements. Mr. Smith's base salary is believed by the Management Resources and Compensation Committee to be consistent with the range of salary levels received by executives in a similar capacity in companies of comparable size. During the interim period between June 18, 2003 and the end of fiscal 2003, Mr. Smith was awarded a bonus of $35,616 in light of the difficult circumstances under which Mr. Smith was employed and the success he achieved in stabilizing TeamStaff's operations. In accordance with the terms of his employment agreement, Mr. Smith was awarded a bonus of $100,000 for the fiscal year ended September 30, 2004. After the close of the fiscal year ended September 30, 2004, Mr. Smith was awarded an additional option to purchase 100,000 shares of Common Stock exercisable at $2.08 per share and subject to certain vesting requirements.

Compensation of Executive Officers Other Than the CEO During Fiscal Year 2004

For the fiscal year ended September 30, 2004, executive officers other than the Chief Executive Officer received base salaries and bonuses which the Management Resources and Compensation Committee believes reflected industry standards, prevailing compensation practices in similar companies with which TeamStaff competes for executive talent, the seniority and skill level of the executive officer, TeamStaff's performance, and each executive officer's contribution thereto. Base salaries and bonuses paid to our named executive officers for the fiscal year ended September 30, 2004 are as set forth in the table provided under the heading "Executive Compensation -- Summary Compensation Table."

During the fiscal year ended September 30, 2004, the Management Resources and Compensation Committee approved severance agreements for certain executive officers that provide for the payment of six months base compensation in the event of a termination without cause. The specific executive officers covered by this severance arrangement are Rick J. Filippelli, TeamStaff's Chief Financial Officer; Edmund C. Kenealy, TeamStaff's Vice President, General Counsel, and Secretary; and Tim Nieman, the President of TeamStaff Rx.

The Management Resources and Compensation Committee periodically reviews the number of vested and unvested options held by executive officers and makes stock grants to these executives to provide greater incentives to continue employment with TeamStaff and to strive to increase stockholder value. Stock options typically have been granted to executive officers when the executive first joins TeamStaff, in connection with a significant change in responsibilities and, occasionally, to achieve equity within a peer group. During the fiscal year ended September 30, 2004, the Management Resources and Compensation Committee made stock option grants to executive officers, as described in the section entitled "Executive Compensation – Option/SAR Grants in Last Fiscal Year." The primary factors upon which specific stock option grants made by the Management Resources and Compensation Committee during fiscal year 2004 were based are the executive's past performance, anticipated future contribution, consistency within the executive's peer group, prior option grants to the executive officer, the percentage of outstanding equity owned by the executive, the level of vested and unvested options, competitive market practices, and the executive's responsibilities and performance. The Management Resources and Compensation Committee does not set specific target levels for options granted to named executive officers or for the CEO but seeks to be competitive with similar companies.

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

By the Management Resources and Compensation Committee of the Board of Directors of TeamStaff, Inc.
Karl W. Dieckmann T. Stephen Johnson Martin Delaney

This report of the Management Resources and Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this report by reference therein.

Option/SAR Grants in Last Fiscal Year

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	No. of Securities Underlying Options Granted	Percentage of Total Options Granted in Fiscal Year	Exercise of Base Price Per Share	Expiration Date
T. Kent Smith	0	0%	—	—
Rick J. Filippelli	50,000	22%	$2.30	5/21/2009
Edmund Kenealy	50,000	22%	$2.30	5/21/2009
Timothy Nieman	50,000	22%	$2.08	12/12/2008

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth information with respect to the named executive officers concerning exercise of stock options and SARs during the last fiscal year and the value of unexercised options and SARs held as of the year ended September 30, 2004.

NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS/SARS AS OF SEPTEMBER 30, 2004 EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AS OF SEPTEMBER 30, 2004 EXERCISABLE/ UNEXERCISABLE(1)
T. Kent Smith	0	$0	200,000/200,000	$0/$0
Rick J. Filippelli	0	$0	25,000/75,000	$57,500/$57,500
Edmund Kenealy	0	$0	60,000/50,000	$0/$0
Timothy Nieman	0	$0	0/50,000	$0/$115,000

(1)	Based upon a closing sales price of the Common Stock at $2.30 per share on September 30, 2004.

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

2000 Employee Stock Option Plan

In the fiscal year 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the "2000 Plan") to provide for the grant of options to purchase up to

1,714,286 shares of TeamStaff's common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the approved 2000 Plan, options granted there under may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's"). As of September 30, 2004, there were 1,069,000 options outstanding under the 2000 Plan.

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

Under the Director Plan, the exercise price for options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the Stock Option Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of TeamStaff or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five (5) years from the date of grant. The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. As of September 30, 2004, there were 100,000 options held by directors outstanding under the Director Plan.

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

NOTES

(1)	Assumes that the value of the investment in TeamStaff's Common Stock and each index was $100 on September 30, 1999 and that dividends were reinvested at years ended September 30th.

(2)	Industry composite for "Old Peer Group", which includes companies related to our PEO discontinued operations, includes Administaff, Gevity HR, Team America Corp., Cross Country Healthcare, Medical Staffing Network Holdings, On Assignment, and Rehabcare Group. Industry composite for "New Peer Group", which includes only companies related to our medical staffing division, includes Cross Country Healthcare, Medical Staffing Network Holdings, On Assignment, and Rehabcare Group. The industry composite has been determined in good faith by management to represent entities that compete with TeamStaff in certain of its significant business segments. Management does not believe there are any publicly held entities that compete with all TeamStaff's business segments.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 15, 2004 with respect to each director, each of the named executive officers as defined in Item 402(a)(3), and directors and executive officers of TeamStaff as a group, and to the persons known by TeamStaff to be the beneficial owner of more than five percent of any class of TeamStaff's voting securities. At December 15, 2004, TeamStaff had 15,714,229 shares of common stock outstanding.

Name of Shareholder	Number of Shares Currently Owned (1)	Percent of Company's Outstanding Stock
Martin J. Delaney (2) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	72,235	0.5%
Karl W. Dieckmann (3) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	105,924	0.7%
Ben J. Dyer (4) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	27,526	0.2%
Rick J. Filippelli (5) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	25,000	0.2%
T. Stephen Johnson (6) C/o T. Stephen Johnson & Associates, Inc. 3650 Mansell Road, Suite 200 Alpharetta, GA 30022	279,011	1.8%
Edmund Kenealy (7) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	69,816	0.4%
Rocco Marano (8) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	33,857	0.2%
Timothy Nieman (9) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	0	0.0%
T. Kent Smith (10) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	200,000	1.3%
Wachovia Corp (11) One First Union Center Charlotte, NC 28288	2,822,417	18.0%

Name of Shareholder	Number of Shares Currently Owned (1)	Percent of Company's Outstanding Stock
Nationwide Financial Services (12) One Nationwide Plaza Mail Stop 01-12-13 Columbus, OH 43215	2,256,488	14.4%
Wynnefield Capital Management, LLC (13) 450 Seventh Ave New York, NY 10123	1,441,500	9.2%
Wynnefield Capital Inc. (14) 450 Seventh Ave New York NY 10123	481,500	3.1%
All officers and directors as a group (9) persons (2,3,4,5,6,7,8,9,10)	813,369	5.2%

(1)	Ownership consists of sole voting and investment power except as otherwise noted.

(2)	Includes options to purchase 20,000 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock. Also includes warrants to purchase 10,000 shares of TeamStaff's common stock.

(3)	Includes options to purchase 20,000 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(4)	Includes options to purchase 10,000 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(5)	Excludes unvested options to purchase 75,000 shares of TeamStaff's common stock.

(6)	Includes an aggregate of 147,790 shares owned by or on behalf of certain of the holder's family members and as to which shares the listed holder expressly disclaims beneficial ownership. Includes options to purchase 15,000 shares of TeamStaff's common stock, and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(7)	Includes options to purchase 60,000 shares of TeamStaff's common stock and excludes unvested options to purchase 50,000 shares of TeamStaff's common stock.

(8)	Includes warrants to purchase 2,000 shares of TeamStaff's common stock, options to purchase 10,000 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(9)	Excludes unvested options to purchase 50,000 shares of TeamStaff's common stock.

(10)	Includes options to purchase 200,000 shares of TeamStaff's common stock and excludes unvested options to purchase 200,000 shares of TeamStaff's common stock.

(11)	Wachovia Corporation obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.

(12)	Nationwide Financial Services obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.

(13)	Beneficial ownership is based upon Schedule 13G, Schedule 13G/A, Form 3, and Form 4's filed with the Securities and Exchange Commission.

(14)	Beneficial ownership is based upon Schedule 13G, Schedule 13G/A, Form 3, and Form 4's filed with the Securities and Exchange Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning employment and severance agreements with, and compensation of, the Corporation's executive officers and directors, see "Executive Compensation." The Directors' Plan provides that directors, upon joining the Board, and for one year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

Effective August 31,2001, TeamStaff, Inc. completed its acquisition of BrightLane. As a result of a reverse subsidiary merger with a subsidiary of TeamStaff, BrightLane is now a wholly owned subsidiary of TeamStaff.

In connection with the transaction, persons holding BrightLane options to acquire approximately 2.1 million BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. BrightLane made recourse loans of approximately $1.0 million principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans are repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. As of September 30, 2004, approximately $0.7 million of these loans has been repaid or forgiven. All loans were to be repaid in cash with the exception of one loan. Under the terms of TeamStaff's employment agreement with an executive officer of TeamStaff's BrightLane subsidiary, the loan ($131,000) was forgiven over a two-year period of time. We are considering pursuing litigation against certain of the debtors to recover amounts due. One of our current directors, Ben J. Dyer, was a former shareholder of Brightlane, and received a loan in the amount of $67,840 in connection with the transaction. The loan was on the same terms as provided to all other option holders of BrightLane. The loan was made and repaid prior to Mr. Dyer joining the Board.

Wachovia Corporation, through an affiliate held all of the BrightLane Series B Preferred stock, and therefore owns 2,822,417 shares of TeamStaff's Common Stock (approximately 18%). In addition, Nationwide Financial Services, Inc. held all of the BrightLane Series C Preferred stock, and therefore owns 2,256,488 shares of TeamStaff's Common Stock (approximately 14%).

As part of its acquisition of BrightLane, completed in August 2001, TeamStaff entered into a two-year, extendable marketing relationship with First Union Corporation (renamed Wachovia). The Wachovia relationship provided TeamStaff with the ability to market its PEO services to Wachovia's small business customers through Wachovia's network of small business bankers. The agreement terminated effective as of October 14, 2003. Wachovia Corporation continues as a major shareholder of TeamStaff's stock.

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

Under the terms of the agreements governing the BrightLane transaction, TeamStaff agreed to register for resale shares obtained by former BrightLane shareholders who would be deemed "affiliates" under SEC rules and regulations. The registration statement included 6,096,946 shares of common stock owned by these persons. Certain former shareholders of BrightLane, who are selling security holders, including First Union Corporation, Nationwide Financial Services and T. Stephen Johnson agreed to the terms of a "lockup" agreement whereby they have agreed that the shares of TeamStaff obtained by them may only be sold as follows: commencing on the first anniversary of the transaction (August 31, 2002) 50% of the acquired shares may be sold and commencing on the second anniversary the remaining shares may be sold. The Board of Directors has reserved the right to release all of part of the shares from the lockup prior to its expiration.

In addition, Rocco J. Marano agreed to step down as a director upon consummation of the transaction with BrightLane. Effective September 4, 2001, Mr. Marano resigned as a director. In connection with the termination of his services, he received 1,000 warrants for each year of service on the TeamStaff Board of Directors (an aggregate of 16,000 warrants). The grant of the warrants was approved by the Board of Directors as an exempt transaction under SEC Rule 16(b)(3). Mr. Marano has since rejoined the Board of Directors.

TeamStaff entered into a one year, renewable marketing agreement with Directo, Inc. effective as of February 1, 2004. Directo provides financial and direct deposit services to companies and their employees. Pursuant to the terms of the agreement, TeamStaff is compensated based on its sales of Directo pay card services. TeamStaff offers these services primarily through its payroll services division. For the fiscal year ended September 30, 2004, TeamStaff has not earned any commissions from its sales of Directo's services. T. Stephen Johnson, TeamStaff's Chairman, is also Chairman of Directo. TeamStaff's entry into the marketing agreement with Directo was approved by the disinterested members of the Board.

During the year ended September 30, 2004, the company shared a portion of its leased office space in Alpharetta, Georgia with an affiliated entity of the Chairman of the Board of Directors, T. Stephen Johnson & Associates, Inc. As part of the agreement, TeamStaff shared the cost of a receptionist, phone service, and leased common area furniture. During the fiscal year ended September 30, 2004, TeamStaff paid $28,000 in shared costs. TeamStaff was responsible for payment of the monthly lease obligation and T. Stephen Johnson & Associates reimbursed TeamStaff in the amount of $34,000 in fiscal year ended September 30, 2004 for their prorated portion of the space. We no longer use these facilities.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

As described in greater detail earlier in this Annual Report on Form 10-K (see Item 9 - "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure), Lazar Levine & Felix LLP served as our independent auditor for the fiscal year ended September 30, 2004 and 2003 and PricewaterhouseCoopers LLP and Arthur Andersen LLP served as our independent auditors during the fiscal year ended September 30, 2002. As described above, Lazar Levine & Felix LLP also provided audit services to us in connection with the audit of our financial statements for the fiscal year ended September 30, 2002. The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended September 30, 2004 and September 30, 2003, and fees billed for other services rendered by our independent auditors during those periods.

	Fiscal Years Ended September 30,
	2004	2003
Audit Fees (1)	$114,000	$284,000
Audit-Related Fees (2)	18,000	41,000
Tax Fees (3)	137,000	192,000
All Other Fees (4)	3,000	11,000
Total	$272,000	$528,000

(1)    Audit services consist of audit work performed in the examination of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

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

EXHIBIT NO.    DESCRIPTION

2.1	—Agreement and Plan of Merger by and among TeamStaff, Inc., TeamSub, Inc and BrightLane.com, Inc., dated as of March 6, 2001, as amended by Amendment No. 1 dated as of March 21, 2001 and Amendment No. 2 dated as of April 6, 2001 (filed as Appendix A to the Proxy Statement/prospectus filed on August 7, 2001, SEC File no. 333-61730, as part of Registrant's Registration Statement on Form S-4).

2.2	—Form of Asset Purchase Agreement between TeamStaff, Inc and Gevity HR, Inc. dated as of November 14, 2003 (filed as Exhibit 2 to Form 8K dated November 14, 2003)

3.1	—Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).

3.2	—Form of Form of Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to Form 8-K dated April 6, 2001).

3.3	—Amended By-Laws of Registrant adopted as of May 15, 2001 (filed as Exhibit 3.4 to the Registration Statement on Form S-4 File No. 333-61730).

3.4	—Amended and restated by-laws of Registrant adopted as of August 29, 2001 (filed as Exhibit 3,5 to the Registrant's Form S-3 filed on December 19,2001)

4.1	—Form of the Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

4.2	—2000 Employee Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

4.3	—2000 Non-Executive Director Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

10.1	—Lease dated May 30, 1997 for office space at 300 Atrium Drive, Somerset, New Jersey (Exhibit 10.6.1 to Form 10-K for the fiscal year ended September 30, 1997).

10.2	—Form of Stock Purchase Agreement dated as of April 6, 2001 between TeamStaff, Inc. and BrightLane.com, Inc. with respect to purchase of Series A Preferred Stock (filed as Exhibit 10.1 to Form 8-K dated April 6, 2001).

10.3	—Form of Escrow Agreement between TeamStaff, Inc. and BrightLane Shareholders with respect to the placement of 150,000 shares into escrow by the BrightLane shareholders (filed as Appendix B to the proxy statement/prospectus filed on August 7, 2001 SEC File No. 333.61730).

10.4	—Form of Severance Agreement dated as of May 22, 2002 between the Registrant and Donald Kappauf.

10.5	—Form of Severance Agreement dated as of May 22, 2002 between the Registrant and Donald Kelly.

10.6	—Form of Loan and Security Agreement dated as of April 9, 2002 by and among the Registrant, its subsidiaries and Fleet National Bank

10.7	—Form of Master Note dated as of April 9, 2002 by and by and among the Registrant, its subsidiaries and Fleet National Bank.

10.8	—Form of Employment Agreement made as of June 18, 2003 between TeamStaff, Inc. and T. Kent Smith.

10.9	—Form of Securities Purchase Agreement dated as of November 5, 2004 including Form of Warrant (filed as Exhibit 10.1 to the Form 8-K filed on November 12, 2004)

10.10	—Form of Asset Purchase Agreement by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and Teamstaff Rx, Inc. dated as of November 5, 2004 (filed as Exhibit 10.1 to the Form 8-K filed on November 18, 2004)

10.11	—Form of Agreement for Sale of Goodwill dated as of November 5, 2004 by and between William Lee Booth and TeamStaff Rx, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on November 18, 20004)

10.12	—Form of Client Transfer Agreement as of November 14, 2004, by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff, Rx Inc. (filed as Exhibit 10.3 to the Form 8-K filed on November 18, 20004)

10.13*	—Form of Employee Incentive Stock Option Certificate and Agreement.

10.14*	—Form of Employee Non-Qualified Stock Option Certificate and Agreement.

10.15*	—Form of 2000 Director Plan Non-Qualified Stock Option Agreement

10.16*	—Form of Employee Incentive Stock Option Certificate and Agreement dated as of June 18, 2003 between TeamStaff, Inc. and T. Kent Smith.

21.0 *	—Subsidiaries of Registrants.

23.1*	—Consent of Lazar Levine and Felix LLP.

31.1*	—Certification of Chief Executive Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	—Certification of Chief Financial Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	—Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)	Reports on Form 8-K

On August 2, 2004, TeamStaff filed a report on Form 8-K under Item 7 Financial Statements and Exhibits and Item 12 Results of Operations and Financial Condition in connection with its earnings release for the fiscal quarter ended June 30, 2004.

On August 3, 2004, TeamStaff filed a report on Form 8-K under Item 7 Financial Statements, Pro Forma Financial Information and Exhibits and Item 9 Regulation FD Disclosure in connection with its investor relations presentation posted on its website, www.teamstaff.com, on August 3, 2004 and presented at its annual meeting of shareholders.

On August 5, 2004, TeamStaff filed a report on Form 8-K under Item 5 Other Events in connection with its appointment of Cheryl Presuto as its Controller on August 3, 2004.

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

Dated: December 21, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. Stephen Johnson	Chairman of the Board	December 21, 2004

T. Stephen Johnson

/s/Karl W. Dieckmann	Vice-Chairman of the Board	December 21, 2004

Karl W. Dieckmann

/s/ Martin J. Delaney	Director	December 21, 2004

Martin J. Delaney

/s/ Ben J. Dyer	Director	December 21, 2004

Ben J. Dyer

/s/ Rocco Marano	Director	December 21, 2004

Rocco Marano

/s/ T. Kent Smith	President, Chief Executive Officer and Director	December 21, 2004

T. Kent Smith

TeamStaff, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Page
Report Of Independent Public Accountants	F-2
Consolidated Balance Sheets As Of September 30, 2004 and 2003	F-3
Consolidated Statements Of Operations and Comprehensive Operations For the Years Ended September 30, 2004, 2003, and 2002	F-5
Consolidated Statements Of Shareholders' Equity For The Years Ended September 30, 2004, 2003, and 2002	F-6
Consolidated Statements Of Cash Flows For The Years Ended September 30, 2004, 2003, and 2002	F-7
Notes To Consolidated Financial Statements	F-8
Schedule I — Valuation And Qualifying Accounts For The Years Ended September 30, 2004, 2003, and 2002	S-1
Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
TeamStaff, Inc.
Somerset, NJ:

We have audited the accompanying consolidated balance sheets of TeamStaff, Inc. as of September 30, 2004 and 2003, and the related consolidated statements of operations and comprehensive operations, shareholders' equity, and cash flows for the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in Part IV, Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We performed our audits in accordance with standards of the Public Company Accounting Oversight Board(United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeamStaff, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Lazar, Levine & Felix LLP Lazar, Levine & Felix LLP

New York, NY
December 1, 2004

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2004 AND 2003
(AMOUNTS IN THOUSANDS)

ASSETS	2004	2003
CURRENT ASSETS:
Cash and cash equivalents	$3,060	$4,329
Restricted cash	1,800	1,264
Accounts receivable, net of allowance for doubtful accounts of $39 and $142 at September 30, 2004 and 2003, respectively	3,013	4,926
Deferred tax asset	90	—
Prepaid workers' compensation	1,000	963
Other current assets	1,267	1,447
Total current assets	10,230	12,929
EQUIPMENT AND IMPROVEMENTS:
Furniture & equipment	2,795	2,795
Computer equipment	367	367
Computer software	1,120	1,101
Leasehold improvements	224	224
	4,506	4,487
Less accumulated depreciation and amortization	(3,589)	(3,180)
Equipment and improvements, net	917	1,307
DEFERRED TAX ASSET, net of current portion	16,723	14,875
TRADENAME	4,199	4,199
GOODWILL	1,710	1,710
OTHER ASSETS:
Prepaid workers' compensation, net of current portion	3,341	2,682
Other assets	309	555
Total other assets	3,650	3,237
TOTAL ASSETS-CONTINUING OPERATIONS	37,429	38,257
ASSETS FROM DISCONTINUED OPERATIONS	—	22,360
TOTAL ASSETS	$37,429	$60,617

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2004 AND 2003
(AMOUNTS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY	2004	2003
CURRENT LIABILITIES:
Current portion of long-term debt	$112	$61
Accrued workers' compensation	1,626	1,653
Accrued payroll	782	2,856
Accrued pension liability	588	776
Deferred tax liability	—	538
Accounts payable	731	669
Accrued expenses and other current liabilities	770	1,528
Total current liabilities	4,609	8,081
LONG-TERM DEBT, net of current portion	24	94
ACCRUED PENSION LIABILITY, net of current portion	840	948
LIABILITIES FROM DISCONTINUED OPERATIONS	963	16,384
Total liabilities	6,436	25,507
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 15,721 and 16,267 respectively; outstanding 15,714 and 15,714 respectively	16	16
Additional paid-in capital	62,963	65,256
Retained (deficit) earnings	(31,651)	(27,572)
Accumulated comprehensive losses	(311)	(273)
Treasury Stock, 7 and 553 shares at cost, respectively	(24)	(2,317)
Total shareholders' equity	30,993	35,110
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,429	$60,617

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended September 30,
	2004	2003	2002
REVENUES	$37,288	$62,805	$79,820
DIRECT EXPENSES	28,545	50,615	63,796
Gross profit	8,743	12,190	16,024
OPERATING EXPENSES	11,371	14,594	12,085
DEPRECIATION AND AMORTIZATION	409	329	198
(Loss) income from operations	(3,037)	(2,733)	3,741
OTHER INCOME (EXPENSE)
Interest income	38	63	171
Interest expense	(81)	(220)	(168)
Other income	232	538	947
	189	381	950
(Loss) income from continuing operations before tax	(2,848)	(2,352)	4,691
INCOME TAX BENEFIT (EXPENSE)	1,083	861	(1,717)
(Loss) income from continuing operations	(1,765)	(1,491)	2,974
(LOSS) INCOME FROM DISCONTINUED OPERATIONS
(Loss) income from operations, net of tax benefit (expense) of $856, $3,015 and $(68) for the years ended	(1,387)	(27,394)	101
(Loss) from disposal, net of tax benefit of $575, $0 and $0 for the years ended	(927)	—	—
	(2,314)	(27,394)	101
Net (loss) income	(4,079)	(28,885)	3,075
OTHER COMPREHENSIVE EXPENSE
Minimum pension liability adjustment, net of tax	(38)	(131)	(79)
COMPREHENSIVE (LOSS) INCOME	$(4,117)	$(29,016)	$2,996
EARNINGS PER SHARE – BASIC & DILUTED
(Loss) income from continuing operations	$(0.11)	$(0.10)	$0.18
(Loss) income from discontinued operations	(0.15)	(1.74)	0.01
Net (loss) income	$(0.26)	$(1.84)	$0.19
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	15,714	15,732	16,014
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	15,714	15,732	16,183

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

                TEAMSTAFF, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
                (AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings Deficit/Income	Receivable from Shareholder	Treasury Stock		Other Comprehensive Loss	Total Shareholder's Equity
	Shares	Amount				Shares	Amount
BALANCE, September 30, 2001	16,189	$16	$63,544	$(1,762)	$(90)	87	$(502)	$(63)	$61,143
Exercise of stock options	37		129						129
Exercise of stock warrants	3		14						14
Income tax benefit from stock options exercised			1,513						1,513
Common stock repurchased to treasury						243	(1,146)		(1,146)
Repayment of loan to shareholder					90
Minimum pension liability adjustment								(79)	(79)
Net income				3,075					3,075
BALANCE, September 30, 2002	16,229	16	65,200	1,313	—	330	(1,648)	(142)	64,739
Common stock repurchased to treasury						251	(782)		(782)
Common stock retirement from treasury	(28)		(113)			(28)	113		0
Common Stock issued in connection with buyout obligation of Corporate Staffing Concepts	27		79						79
Minimum pension liability adjustment								(131)	(131)
Director stock purchase	39		90						90
Net loss				(28,885)					(28,885)
BALANCE, September 30, 2003	16,267	16	65,256	(27,572)	—	553	(2,317)	(273)	35,110
Common stock retirement from treasury	(546)		(2,293)			(546)	2,293		—
Minimum pension liability adjustment								(38)	(38)
Net loss				(4,079)					(4,079)
BALANCE, September 30, 2004	15,721	$16	$62,963	$(31,651)	$—	7	$(24)	$(311)	$30,993

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended September 30,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from continuing operations	$(1,765)	$(1,491)	$2,974
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Increase (decrease) in deferred income taxes	1,444	(1,083)	1,173
Depreciation and amortization	409	329	198
Pension amortization	—	612	58
Provision for doubtful accounts	12	128	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	1,901	2,563	2,259
Decrease (increase) in other current assets	52	320	(4,296)
(Increase) in other assets	(3,704)	(4,963)	(117)
(Decrease) in accounts payable, accrued expenses and other	(3,335)	(2,162)	(733)
(Increase) in restricted cash	(536)	(1,135)	—
(Decrease) increase in pension liability	(296)	453	267
Change in net assets from disposal of discontinued operations	4,625	(377)	(3,068)
Net cash used in operating activities	(1,193)	(6,806)	(1,285)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, leasehold improvements and software	(19)	(525)	(449)
Earn out provision on prior acquisition	—	79	—
Net cash used in investing activities	(19)	(446)	(449)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital lease obligations	(69)	(51)	(57)
Proceeds from capital lease	50	—	—
Retirement of treasury stock	—	113	—
Net proceeds from issuance of common stock, net of expense	—	(23)	—
Repurchase of common shares	—	(782)	(1,146)
Net proceeds from the exercise of stock options and warrants	—	—	144
Repayment of loan from Shareholder	—	—	90
Income tax benefit on stock options exercised	—	—	1,512
Net comprehensive expense on pension	(38)	(131)	(79)
Net cash used in financing activities	(57)	(874)	464
Net decrease in cash and cash equivalents	(1,269)	(8,126)	(1,270)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,329	12,455	13,725
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,060	$4,329	$12,455
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$81	$144	$168
Income taxes	$60	$556	$1,190
SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS
Note receivable in connection with sale of regional office (El Paso)	—	—	$125

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004, 2003 AND 2002

(1)    ORGANIZATION AND BUSINESS:

TeamStaff, Inc., a New Jersey corporation, was founded in 1969 as a payroll service company and has evolved into a leading provider of payroll and temporary and permanent medical staffing services throughout the 50 states. TeamStaff's corporate headquarters is in Somerset, New Jersey and it has offices located in Clearwater, Florida, Woburn, Massachusetts, Memphis, Tennessee, New Orleans, Louisiana and Atlanta, Georgia. TeamStaff's wholly-owned subsidiaries include TeamStaff Rx, Inc., DSI Staff ConnXions Northeast Inc., DSI Staff ConnXions Southwest Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc., and BrightLane.com, Inc. When we use the term TeamStaff, we mean TeamStaff and its subsidiaries. As a result of the sale of our PEO business as described in Note 3, many of these subsidiaries are not actively operating.

TeamStaff provides a variety of employment related services through two business units: (1) its TeamStaff Rx unit provides medical allied health professionals and nurses to doctors' offices and medical facilities throughout the United States on a temporary and permanent basis; and (2) the payroll services division provides customized payroll management and tax filing services to select industries, such as construction. We believe our medical staffing subsidiary is one of the top providers in the niche medical imaging field, placing temporary employees for over 275 clients. The payroll processing division processes payrolls for approximately 700 clients with more than 30,000 employees.

During this fiscal year ended September 30, 2004, TeamStaff sold certain of the assets of the subsidiaries through which it operated its professional employer organization ("PEO") business to Gevity HR, Inc. See Note 3, "Discontinued Operations."

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

Revenue Recognition-

As of and for the period ended September 30, 2004, TeamStaff operated two different lines of business, temporary staffing and payroll services, from which it derived substantially all of its revenue.

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

In connection with its discontinued operation, TeamStaff's professional employer organization division revenues were derived from its PEO division billings, net of worksite employee payroll costs (net method), which included payroll taxes, benefit costs, workers' compensation charges and administrative fees. The net method was used because TeamStaff was not generally responsible for the output and quality of work performed by the worksite employees. These amounts are reflected as part of income (loss) from discontinued operations in the consolidated financial statements.

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

TeamStaff's customer base consists of approximately 975 client companies, representing approximately 30,000 employees (including payroll services employees) as of September 30, 2004. More than 75% of the customers in the payroll processing area are in the construction industry and substantially all of TeamStaff Rx's customers are in the healthcare industry. Credit, when given, is generally granted on an unsecured basis.

Cash Equivalents-

For purposes of the statements of cash flows, TeamStaff considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash-

Restricted cash is in connection with a certificate of deposit held by SunTrust Bank as collateral for a letter of credit related to the Zurich workers' compensation program.

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

Fair Value-

TeamStaff has financial instruments, none of which is held for trading purposes. TeamStaff estimates that the fair value of all financial instruments at September 30, 2004 and 2003, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by TeamStaff using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that TeamStaff could realize in a current market exchange.

Equipment and Improvements-

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the lease term or estimated useful life for leasehold improvements.

Advertising Costs-

The company expenses advertising costs as they are incurred. Total advertising costs were $0.3 million, $0.7 million and $0.7 million for fiscal years ended September 30, 2004, 2003, and 2002, respectively.

Acquired Intangible Assets-

(Amounts in thousands)

Tradename	$4,199

TeamStaff determined that no impairment of its tradename existed as of September 30, 2004. TeamStaff will continue to review annually its remaining indefinite life intangible assets for possible impairment or loss of value.

Impairment of Wachovia Relationship Intangibles:

Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. Assets not subject to amortization are tested for impairment at least annually. As part of its acquisition of BrightLane, completed in August 2001, TeamStaff entered into a two-year, extendable marketing relationship with First Union Corporation (renamed Wachovia). The Wachovia relationship was intended to provide TeamStaff with the ability to market its PEO services to Wachovia's small business customers through Wachovia's network of small business bankers. The relationship did not produce the anticipated number of PEO clients or worksite employees. During the fiscal quarter ended March 31, 2003, TeamStaff determined that, based on estimated future cash flows, the carrying amount of the Wachovia marketing relationship, which was assigned to TeamStaff's PEO reporting segment, exceeded its fair value by $5.7 million; accordingly, an impairment loss of that amount, as indicated by an independent outside valuation, was recognized and was included in impairment of intangible assets. TeamStaff received written notice from Wachovia terminating the current agreement effective October 14, 2003. TeamStaff therefore wrote off the full remaining value of the Wachovia relationship, $1.2 million during the third fiscal quarter 2003. The impairment of these intangible assets is included in discontinued operations.

Goodwill:

(Amounts in thousands)

Medical Staffing
Balance as of September 30, 2003	$1,710
Goodwill impairment writedown	—
Goodwill adjustment during year	—
Balance as of September 30, 2004	$1,710

Impairment of Goodwill:

Goodwill is assigned to specific reporting units and, in accordance with SFAS 142, is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount may be greater than its fair value. As of the fiscal quarter ended December 31, 2002, TeamStaff carried a total of $27.2 million in goodwill. During the fiscal quarter ended March 31, 2003, TeamStaff determined that the carrying amount of the PEO reporting segment exceeded its fair value, which was estimated based on the present value of expected future cash inflows and the market approach which compares TeamStaff to other comparable entities. The decision to test for impairment was based on a variety of factors, including, but not limited to, the overall downturn in the nation's economy, the relatively recent substantial decrease in the number of TeamStaff PEO worksite employees, the performance of the Wachovia marketing relationship, the reduced valuations of individual PEOs by various market analysts and the associated market downgrade in the PEO industry generally. Accordingly, a goodwill impairment loss of $20.4 million, as indicated by an independent outside valuation, was recognized in the PEO reporting unit for the fiscal quarter ended March 31, 2003. The goodwill impairment loss is included in discontinued operations. As a result of the sale of the PEO business, TeamStaff has written off the remaining goodwill related to the PEO business of $5.4 million in the fiscal year ended September 30, 2004. This write off is included in discontinued operations.

TeamStaff determined that no impairment of its remaining goodwill existed as of September 30, 2004. TeamStaff will continue to review annually its remaining goodwill for possible impairment or loss of value.

Long-Lived Assets-

TeamStaff reviews it long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management of TeamStaff believes that no such events or changes in circumstances have occurred though September 30, 2004. If such events or changes in circumstances are present, a loss is recognized to the extent that the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

Workers' Compensation-

TeamStaff applies loss-development factors to its open years' workers' compensation incurred losses in order to estimate fully developed losses as well as other formula driven methodologies supplied by its current third party administrator. (See Note 8)

Income Taxes-

TeamStaff accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. (See Note 5)

Reclassifications-

Certain reclassifications have been made to prior years amounts to conform to the current year presentation. These changes include a portion of prepaid workers' compensation reclassified as a long term asset, a portion of liability insurance for the fiscal year ended September 30, 2003 reclassified from continuing operations to discontinued operations, reclassification of certain fixed assets to discontinued operations, and a reclassification of late fee income earned by the medical staffing division from interest income to other income.

Stock-Based Compensation-

Stock-based compensation for employees and directors is recognized using the intrinsic value method under APB No. 25. TeamStaff uses the fair value method for options issued to non-employees. For disclosure purposes, pro forma net income (loss) impacts are provided as if the fair market value method has been applied.

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective October 1, 1996, as amended, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 3.68%, 2.58% and 4.16% in fiscal years ended September 30, 2004, 2003, and 2002 respectively, and expected option life of 4 years. Expected volatility was assumed to be 68%, 73%, and 72% in fiscal years ended September 30, 2004, 2003, and 2002, respectively.

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

(Amounts in thousands, except per share data)	2004	2003	2002
Net (loss) income, as reported	$(4,079)	$(28,885)	$3,075
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(250)	(471)	(627)

Pro forma net income (loss)	$(4,329)	$(29,356)	$2,448

Earnings (loss) per share Basic:
As reported	$(0.26)	$(1.84)	$0.19
Pro forma	$(0.28)	$(1.87)	$0.15

Earnings (loss) per share Diluted:
As reported	$(0.26)	$(1.84)	$0.19
Pro forma	$(0.28)	$(1.87)	$0.15

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Years Ended September 30, (Amounts in thousands, except per share data)
	2004	2003	2002
Weighted average number of common shares outstanding – Basic	15,714	15,732	16,014
Incremental shares for assumed conversions of stock options/warrants	—	—	169
Weighted average number of common and equivalent shares outstanding-Diluted	15,714	15,732	16,183

Stock options and warrants outstanding at September 30, 2004, 2003, and 2002 to purchase 1,252,941, 1,456,900, and 257,298 shares of common stock respectively were not included in the computation of Diluted EPS as they were antidilutive.

On November 5, 2004, subsequent to the balance sheet date, TeamStaff issued approximately 2.4 million shares of restricted stock in a private placement offering (See note 4). These shares would have been included in the basic and dilutive earnings per share computation. TeamStaff also issued 598,000 common stock warrants as part of the offering, which would not have been included in the computation of diluted earnings per share as they were antidilutive.

Comprehensive Income (Loss)-

TeamStaff has comprehensive losses resulting from its Supplemental Executive Retirement Plan (SERP) (See Note 12). When TeamStaff's SERP obligations were measured at September 30, 2004, the amount of the Projected Benefits Obligation (PBO) exceeded the recorded SERP liability. This was due to the fact that rates earned on fixed income investments steadily decreased. The discount rates used in the PBO calculations dropped from 6.5% in September 2002 to 5.5% in 2003, and to 3.0% in 2004. These changes resulted in a comprehensive loss net of tax in fiscal year 2004 of $38,000, in fiscal year 2003 of $131,000, and in fiscal year 2002 of $79,000. No other sources of comprehensive gains or losses occurred.

Recent Accounting Standards:

On November 17, 2003, the Financial Accounting Standards Board (FASB) issued the final FASB Staff Position (FSP) FAS 150-3, "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests under FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.' " The final FSP affects how public and nonpublic entities classify, measure, and disclose certain mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries and mandatorily redeemable financial instruments and requires entities that have already adopted FAS 150 to rescind the adoption of certain provisions of FAS 150 and to permit them to present the adoption of the FSP either by restating previously issued financial statements or as a cumulative effect in the period of adoption. The Company has analyzed its financial instruments in light of FAS 150 and has determined that this statement is not applicable to its financial position and that the adoption of this statement has no impact on its consolidated statements.

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

In March 2004, the FASB reached a consensus on Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides guidance to determine the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity (including individual securities and investments in mutual funds), and investments accounted for under the cost method or the equity method. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The adoption of Issue No. 03-1 has not had any impact on the Company's financial statements and results of operations.

On March 31, 2004, the FASB issued an exposure document related to share-based payments that would amend SFAS No. 123, "Accounting for Stock-Based Compensation." The FASB has tentatively concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed Standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro-forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly.). For the periods after the date of adoption of the proposed Standard, the modified prospective transition method described above would be applied. The FASB expects to issue the final standard by December 31, 2004. The Company continues to evaluate the impact the final standard will have on the Company's results of operations and financial statements.

In April 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. The adoption of Issue No. 03-6 has not had a material impact on the Company's financial statements and results of operations.

(3)    DISCONTINUED OPERATIONS:

Effective November 17, 2003, TeamStaff sold certain of the assets of the subsidiaries through which it operated its professional employer organization ("PEO") business to Gevity HR, Inc. ("Gevity") for the sum of $9.5 million in cash, $2.5 million of which had been placed in escrow. Under the terms of the asset sale, the escrowed payment was scheduled to be determined approximately 90 days from the November 17, 2003, closing, but was subject to downward adjustment based on any reduction in annualized administrative fees payable by the former TeamStaff PEO clients. Any such downward adjustment could be offset by annualized administrative fees of certain clients produced by former TeamStaff sales representatives during the 90-day period. The assets sold consisted primarily of client contracts, marketing agreements and internally developed software for use in reconciling certain benefit provider monthly invoices. As part of the transaction, Gevity agreed, among other things, to hire certain former TeamStaff employees assigned to the PEO division and assume certain of TeamStaff's lease obligations. Further, TeamStaff agreed to a non-competition agreement which prohibits us from engaging in the PEO business for a period of five years.

As of September 30, 2003, TeamStaff met the criteria for reporting the pending sale of the PEO division as an asset held for sale and discontinued operations per SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and has accounted for the discontinued operation as such within the consolidated financial statements and notes to consolidated financial statements included in this Form 10-K filing.

On April 23, 2004, TeamStaff and Gevity agreed that TeamStaff's share of the $2.5 million placed in escrow was $2.25 million. That amount was released from escrow for TeamStaff's benefit. When added to the $7.0 million previously paid by Gevity, the total purchase price paid was $9.25 million. Concurrently, TeamStaff settled obligations to Gevity of $1.2 million related to payroll for TeamStaff's internal employees under a co-employment arrangement, and settled obligations predominantly related to PEO client payments received by TeamStaff during the period following the sale, offset in part by invoices paid by TeamStaff on Gevity's behalf, totaling $1.1 million.

Additionally, effective May 2, 2004, TeamStaff sold certain of the assets of TeamStaff Solutions, Inc., the subsidiary through which it operated its temporary technical staffing business, to Metro Tech Consulting Services, Inc. for the sum of $65,000.

The following chart details assets and liabilities from discontinued operations:

	For Fiscal Years Ended September 30,
ASSETS	2004	2003
Accounts receivable	$—	$14,191
Other current assets	—	353
Total current assets	—	14,544
Fixed assets	—	5,294
Accumulated depreciation	—	(3,056)
Net fixed assets	—	2,238
Goodwill	—	5,390
Intangible assets	—	10
Other assets	—	178
Total assets	$—	$22,360

LIABILITIES
Accounts payable	$—	$1,199
Accrued payroll	—	13,905
Accrued expenses and other current liabilities	963	859
Total current liabilities	—	15,963
Deferred taxes	—
Client security deposits	—	421
Total liabilities	$963	$16,384

Net revenues for the PEO segment for fiscal years ended September 30, 2004, 2003, and 2002 were $12.1 million, $88.0 million, and $101.0 million, respectively.

(4)    SUBSEQUENT EVENTS:

Private Placement Offering

TeamStaff entered into Securities Purchase Agreements as of November 5, 2004, with several accredited investors for the private sale, under Section 4(2) of the Securities Act of 1933 and/or Regulation D, of securities for an aggregate purchase price of $4,305,600. The offering consisted of the sale of 2,392,000 shares of Common Stock and 598,000 common stock warrants. The investors in the transaction received one three-year warrant to purchase an additional share of common stock at a price of $2.50 per share for every four shares of common stock purchased in the transaction.

Closing of the offering occurred on Wednesday, November 10, 2004. TeamStaff received net proceeds of approximately $4,000,000 after payment of commissions and related offering expenses. SunTrust Robinson Humphrey Capital Markets and Maxim Group LLC served as selling agents on TeamStaff's behalf and received combined commissions of 6.5% of the gross proceeds. The net proceeds will be used principally to fund the Company's internal growth initiatives and to execute on its strategy of completing complementary acquisitions in the temporary medical staffing industry.

The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act. The shares of common stock and warrants issued are restricted securities and have not been registered under the Securities Act, or any state securities laws, and unless so registered, may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. On November 12, 2004, TeamStaff filed a Registration Statement on Form S-3 with the Securities and Exchange Commission providing for the resale by the investors of the securities sold in the offering. The Securities and Exchange Commission has not yet declared the Registration Statement effective.

Acquisition of Certain Assets of Nursing Innovations, Inc.

On November 14, 2004, TeamStaff's medical staffing subsidiary, TeamStaff Rx, Inc., completed the purchase of certain of the assets of Nursing Innovations, Inc., a Memphis, Tennessee-based provider of travel and per diem nurses and its affiliate, Vitriarc, Inc., which is engaged in permanent medical staffing. Nursing Innovations had offices in Memphis, Tennessee and New Orleans, Louisiana, which have become TeamStaff offices servicing the medical staffing division. TeamStaff Rx also acquired the goodwill of Nursing Innovations' principal shareholder, William L. Booth, related to the business. The combined purchase price was approximately $1.8 million, of which $180,000 will be held in an escrow account for a period of one year following closing to provide security for the sellers' indemnification obligations. The purchase price is subject to downward adjustment based on the percentage of former Nursing Innovations business that successfully transfers to TeamStaff Rx. Additionally, TeamStaff entered into a two-year employment agreement with Mr. Booth pursuant to which Mr. Booth will oversee TeamStaff Rx's temporary nurse staffing business at an initial base salary of $100,000, increasing to $125,000 in the second year of the agreement's term. There are also certain deferred purchase price provisions which may increase the total purchase price based upon on the performance of the former Nursing Innovations business during the two years following closing of the transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of November 14, 2004:

(Amounts in thousands)
Current assets	$—
Plant, property & equipment	268
Goodwill	1,532
Total assets acquired	1,800

Total liabilities assumed	—

Net assets acquired	$1,800

(5)    INCOME TAXES:

At September 30, 2004, TeamStaff has available operating loss carryforwards of approximately $32.5 million to reduce future periods' taxable income. Approximately $21.0 million of the operating loss carryforwards were acquired in connection with the acquisition of BrightLane on August 31, 2001. The BrightLane carryforwards extend through 2021. TeamStaff also has tax credits available of approximately $1.1 million to reduce future taxable income that begin to expire in 2020. In accordance with IRS regulations, the utilization of operating losses acquired from BrightLane are limited to approximately $2.1 million per year.

TeamStaff has recorded a $16.8 million and a $14.9 million deferred tax asset at September 30, 2004 and 2003, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. In fiscal 2003 and 2002, TeamStaff reduced its tax provision by $0.3 million and $0.2 million respectively for certain tax credits which were previously available to TeamStaff. These tax credits were no longer available to TeamStaff as a result of the sale of the PEO division.

An analysis of TeamStaff's deferred tax asset and liability is as follows-
(Amounts in thousands)

	Years Ended September 30,
	2004	2003
Deferred income tax asset:
Net operating loss carry forwards and tax credits	$16,869	$14,456
Workers' compensation reserves	(922)	—
Allowance for doubtful accounts	18	121
Occupancy leases	312	—
Pension	486	248
Other items, net	50	50
	16,813	14,875
Deferred income tax liability:
Workers' compensation reserves	—	(683)
Other items, net	—	145
	—	(538)
Net deferred tax asset	$16,813	$14,337

The components of the income tax expense for income taxes from continuing operations are summarized as follows-

	Years Ended September 30, (Amounts in thousands)
	2004	2003	2002
Current expense	$361	$153	$544
Deferred (benefit) expense	(1,444)	(1,083)	1,173
Total (benefit) expense	$(1,083)	$(930)	$1,717

The following table indicates the significant elements contributing to the difference between the Federal statutory rates and TeamStaff's effective tax rate-

	Years Ended September 30,
	2004	2003	2002
Federal statutory rate	(34)%	(34)%	34%
State taxes, net of federal income tax benefit	(4)	(7)	8
Tax credits		(7)	(5)
Valuation allowance		11	0
	(38)%	(37)%	37%

The tax benefits associated with the exercise of non-qualified stock options reduce taxes currently payable by $1.5 million for 2002. Such benefits are credited to additional paid-in capital.

(6)    DEBT:

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

Effective March 21, 2003, the Company and Fleet agreed to a renewal of the revolving loan facility, which expired on March 31, 2004. The terms of the facility were substantially as described above, except that the total outstanding loan amount at any one time could not exceed the lesser of $6.0 million or the sum of 85% of the qualified accounts receivable less an amount reserved by Fleet. TeamStaff used this loan agreement as collateral for a letter of credit in the amount of $3.5 million issued with respect to TeamStaff's workers' compensation program with Zurich effective April 1, 2003 described in Note 8. In connection with the sale of certain PEO assets to Gevity HR, Inc., TeamStaff was required to obtain the consent of Fleet to the transaction. As part of its agreement to the sale of PEO assets (which served as collateral for the loan) Fleet required that TeamStaff provide substitution collateral in the form of a $3.5 million cash deposit at Fleet. The revolving loan facility and the letter of credit expired on March 31, 2004. As a result, the $3.5 million cash deposit was released by Fleet.

Effective March 31, 2004, Zurich reduced the amount of the letter of credit collateralization requirement for the workers' compensation program to $1.8 million. TeamStaff has secured a letter of credit in that amount from SunTrust Bank. The letter of credit is collateralized by a certificate of deposit for $1.8 million deposited at SunTrust.

Long-term debt from continuing operations at September 30, 2004 and 2003 consists of the following-
(Amounts in thousands)

	2004	2003
Capital leases	$136	$155
Less- Current portion	(112)	(61)
Long-term debt	$24	$94

Maturities of long-term debt as of September 30, 2004 are as follows-
(Amounts in thousands)

Years Ending September 30,
2005	$112
2006	24
Total	$136

(7)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities at September 30, 2004 and 2003 consist of the following-
(Amounts in thousands)

	2004	2003
Bank overdraft	0	731
Accrued Bonus & Commission	456	245
Accrued Audit and Tax Fees	170	312
Other	$144	240
	$770	$1,528

(8)    COMMITMENTS AND CONTINGENCIES:

Leases-

Minimum payments net of anticipated sublease income, under noncancellable lease obligations at September 30, 2004 are as follows-

(Amounts in thousands)

Years Ending September 30,
2005	$1,249
2006	470
2007	306
$2,025

Rent expense net of sublease income, under all operating leases in fiscal year ended September 30, 2004, was $2.6 million, of which $0.8 million was continuing operations, $0.2 million was discontinued operations, and $1.6 million was disposal. Rent expense was $1.9 million in 2003, and $1.8 million in 2002.

The PEO office space located in Boca Raton, Florida has been subleased by GevityHR, Inc for a remaining lease term as of September 30, 2004, of 33 months for $0.5 million. The PEO office space located in Clearwater, Florida has been subleased by Mercury Insurance group for the remaining lease term as of September 30, 2004, of 11 months for $0.1 million.

Workers' Compensation Policy-

TeamStaff's current workers' compensation insurance provider is Zurich American Insurance Company. The program is managed by Cedar Hill Insurance Agency, Inc., whose duties include underwriting analysis, loss control services, and other program management services.

The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. (See Note 3) The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. A letter of credit for $3.5 million was secured through Fleet, as part of TeamStaff's line of credit. However, effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. On May 12, 2004, TeamStaff received approximately $1.0 million in return premiums from Zurich. At September 30, 2004, TeamStaff has a prepaid asset of $4.3 million, for the premiums and the prepayments made to the trust for both years of the Zurich plan. TeamStaff believes that, of this amount, an additional $1.0 million in return premiums will be received within the next twelve months, and this is reflected on the balance sheet at September 30, 2004 as a current asset.

In conjunction with the sale of its PEO assets to Gevity, TeamStaff requested a pro rata cancellation of this policy effective as of November 17, 2003. TeamStaff entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar Hill and claims handling services for the program are provided by GAB Robins. This program is a fully-insured, guaranteed cost program that contains no deductible or retention feature. This policy terminated April 1, 2004. Effective April 1, 2004, TeamStaff entered into a new workers' compensation program with Zurich, covering the period from April 1, 2004 through March 31, 2005, with the same terms as the previous policy.

As of September 30, 2004, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA for the workers' compensation programs covering January 22, 2001, through March 22, 2002. CNA claims that TeamStaff owes approximately $4.4 million under the programs. TeamStaff is disputing certain of the amounts that CNA claims is due. TeamStaff's own analysis of its ultimate financial liability under the programs yields a substantially lower amount due under the programs. TeamStaff not only believes that its ultimate program expenses are dramatically lower than those calculated by CNA, but TeamStaff believes that its program expenses were exacerbated by CNA's claims handling practices. TeamStaff also filed a complaint with the New Jersey Division of Insurance, which referred the matter to the New Jersey Compensation Rating and Inspection Bureau. Although the New Jersey Compensation Rating and Inspection Bureau investigated the complaint and proposed a fine against CNA as well as a refund of $0.2 million in policy issuance costs to TeamStaff, the matter remains unresolved between the parties. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

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

TeamStaff's subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. TeamStaff and BrightLane intend to defend themselves vigorously in this matter and believes that they have meritorious and valid defenses to plaintiff's claims. In addition, the former shareholders of BrightLane have placed approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $0.3 million threshold. Some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10 per share. It is possible that an award in favor of Atomic Fusion would result in monetary damages against TeamStaff, which could not be recovered under the indemnification provisions because cancellation of the shares in escrow is the sole method of satisfying these indemnification obligations. On November 20, 2003, the Fulton County Superior Court (to which the action was transferred) awarded summary judgment in BrightLane's favor on all counts of Atomic Fusion's complaint except for a beach of contract claim. A trial was held on Atomic Fusion's breach of contract claim before a jury over four days, from August 16 through August 19, 2004. The jury returned a verdict in Atomic Fusion's favor, awarding $534,246 in damages and $116,849 in attorney's fees, for a total verdict of $651,095, including interest and costs. BrightLane has filed a motion for judgment notwithstanding the verdict, which currently is pending before the court. BrightLane believes that the jury's award of damages and attorneys fees was not supported by Georgia law. BrightLane also has filed a motion to recover certain of its attorneys' fees expended in pursuing its motion for summary judgment. This motion also is pending before the court. Depending upon the outcome of these motions, BrightLane intends to appeal the jury's verdict on liability or damages or both.

In connection with TeamStaff's acquisition of BrightLane effective as of August 31, 2001, persons holding BrightLane options to acquire approximately 2.1 million BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. BrightLane made recourse loans of approximately $1.0 million principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans were repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. As of September 30, 2004, approximately $0.7 million of these loans has been repaid or forgiven. All loans were to be repaid in cash with the exception of one loan. Under the terms of TeamStaff's employment agreement with an executive officer of TeamStaff's BrightLane subsidiary, the loan ($131,000) was forgiven over a two-year period of time. We are considering pursuing litigation against certain of the debtors to recover amounts due.

As a commercial enterprise and employer and with respect to its employment-related businesses in particular, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, workers' compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its former PEO clients for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, TeamStaff may be subject to liability. Additionally, in connection with its medical staffing business, TeamStaff is exposed to potential liability for the acts, errors or omissions of its temporary medical employees. Although TeamStaff believes it has procured insurance that is reasonable under the circumstances to protect it from liability for any such claims of liability, there can be no assurance that such insurance will be adequate to cover all potential claims.

TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff's financial conditions or results of operations.

Employment Agreements

Effective as of June 18, 2003, TeamStaff entered into an employment agreement with T. Kent Smith pursuant to which Mr. Smith serves as TeamStaff's President and Chief Executive Officer. The agreement expires on September 30, 2005. Under the terms of the agreement, Mr. Smith is paid an annual base salary of $250,000 and is eligible to receive a bonus of up to 50% of his base salary based on the achievement of revenue, income and other objectives established by the Management Resources and Compensation Committee. Pursuant to the Agreement, Mr. Smith also was granted an option to purchase 400,000 shares of TeamStaff common stock, one-fourth of which vested on June 18, 2003, one-fourth of which vested one year thereafter, and the remainder of which will vest on June 18, 2005. Mr. Smith also receives four weeks annual vacation and is offered welfare benefit plans, 401(k) and fringe benefits generally made available to other TeamStaff employees. The agreement provides, among other things, that Mr. Smith will be paid a severance payment of three months of his base salary if Mr. Smith and TeamStaff do not enter into a new employment agreement by September 30, 2005. Additionally, the agreement provides for certain post-termination payments depending upon the reason for the termination of Mr. Smith's employment. The agreement also provides for the payment of nine months of base salary and the provision of certain other benefits should Mr. Smith's employment terminate in connection with a change in control, as defined in the agreement.

Effective January 1, 2003, TeamStaff entered into a one-year employment agreement with Edmund C. Kenealy pursuant to which Mr. Kenealy served as Vice President, General Counsel, at an annual salary of $160,000. In addition, Mr. Kenealy was entitled to receive an increase in annual compensation as of October 1, 2003 and a bonus to be determined based on the achievement of certain performance criteria determined as of the commencement of each fiscal year. Mr. Kenealy received certain other benefits granted to other TeamStaff employees, including health and other insurance benefits, as well as a car allowance of $500 per month and three weeks annual vacation. This agreement was not renewed by TeamStaff. However, the Board of Directors approved TeamStaff's entry into a severance agreement with Mr. Kenealy effective as of January 1, 2004, providing him with six months severance should his employment terminate other than for "cause," as defined in the agreement. The Board of Directors approved substantially identical severance agreements with Rick J. Filippelli and Timothy Nieman, our Chief Financial Officer and President of TeamStaff Rx, respectively, also effective as of January 1, 2004.

TeamStaff entered into an employment agreement with Mr. Donald Kappauf, TeamStaff's former President and Chief Executive Officer effective April 2, 2001 and terminating on September 30, 2003. Mr. Kappauf agreed to relinquish his position as President and Chief Executive Officer of TeamStaff as of June 18, 2003. Mr. Kappauf terminated his employment effective as of September 30, 2003. Under the terms of the employment agreement, Mr. Kappauf's base compensation was initially $230,000, increasing to $300,000 commencing September 1, 2001, and subject to yearly increases thereafter at the discretion of the compensation committee. For the fiscal year ended September 30, 2003, Mr. Kappauf received a base salary of $300,000. Mr. Kappauf also was entitled to an annual bonus based on the achievement of certain performance criteria as determined by the compensation committee. In addition, Mr. Kappauf received certain other benefits including insurance benefits as are provided to all other executives, a car lease allowance in the maximum amount of $1,000 per month, participation in the supplemental executive retirement plan and a split dollar life insurance arrangement. The agreement also provided for the grant of 300,000 stock options, which vested in annual increments of one third commencing on the date of the agreement. TeamStaff also entered into a severance agreement with Mr. Kappauf, as described below, which governed the termination of his employment and certain other events including a change of control of TeamStaff.

TeamStaff entered into an employment agreement with Mr. Donald Kelly, TeamStaff's former Chief Financial Officer, effective April 2, 2001 and terminating on September 30, 2003. In June 2003, Mr. Kelly notified TeamStaff that he would be terminating his employment on July 2, 2003 purportedly for "good reason," as defined in his severance agreement, as described below. Under the terms of his employment agreement, Mr. Kelly's base compensation was initially $170,000, increasing to $200,000 commencing September 1, 2001, and subject to yearly increases thereafter at the discretion of the compensation committee. For the fiscal year ended September 30, 2003, Mr. Kelly received a base salary of $200,000. Mr. Kelly also was entitled to a bonus based on the achievement of certain performance criteria as determined by the compensation committee. In addition, Mr. Kelly received certain other benefits including insurance benefits as are provided to all other executives, a car allowance in the amount of $800 per month, participation in the supplemental executive retirement plan and a split dollar life insurance arrangement. The agreement also provided for the grant of 150,000 stock options, which vested in annual increments of one third commencing on the date of the agreement. TeamStaff also entered into a severance agreement with Mr. Kelly, as described below, which governed the termination of his employment and certain other events including a change of control of TeamStaff.

The split dollar life insurance agreements and supplemental retirement plan were approved by the Compensation Committee of the Board during the 2000 fiscal year and implemented effective October 1, 2000. Under the terms of the SERP, a participant receives a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary on the date the participant becomes a participant. Payment of benefits commences when the participant reaches 65 years of age. The benefit under the SERP is subject to a seven-year vesting schedule (0%, 0%, 20%, 40%, 60%, 80%, 100%), based on the participant's original date of employment with TeamStaff and contingent on the participant's reaching age 55; provided, however, a participant's benefit becomes fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there is a material change in the participant's job title or responsibilities or if the participant's employment is terminated by TeamStaff for any reason other than conviction for theft or embezzlement from TeamStaff. Additionally, if a participant retires by means of total disability (as defined in the SERP), the participant's benefit becomes fully vested and benefit payments commence as of the disability retirement date. The SERP does not provide a death benefit. Mr. Kappauf and Mr. Kelly were the only SERP participants.

SERP participants also were provided with a split dollar life insurance policy, insuring the life of the participant until the participant reached age 65. Although the participant was the owner of the Policy, TeamStaff paid all Policy premiums. Each participant had collaterally assigned the Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant's right to the Policy vested in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant's 65th birthday (and in certain other circumstances provided by the Policy agreement), TeamStaff would release the collateral assignment of the Policy provided the participant released TeamStaff from all obligations it may have with respect to the participant (including those under the SERP). However, given the uncertainty of TeamStaff's ability to continue to maintain this payment arrangement in light of certain of the provisions of the Sarbanes-Oxley Act of 2002, TeamStaff had, with the President and Chief Executive Officer's consent, deferred paying Policy premiums on behalf of the Chief Executive Officer, pending review of the SERP to comply with the Sarbanes-Oxley Act. For the fiscal quarter ended December 31, 2002, TeamStaff paid the Chief Executive Officer a bonus in the amount of the Policy premiums, grossed-up to cover allocable income taxes. Pursuant to the severance agreement with Mr. Kappauf, in the event he were terminated for cause, he would be entitled only to his accrued compensation, which means his base salary, reimbursement of business expenses, vacation pay and earned but unpaid bonuses to the date of termination. "Cause" is defined to include conviction of a felony, an intentional and continual failure to substantially perform his duties or an intentional failure to follow or perform a lawful direction of the Board of Directors. If Mr. Kappauf were terminated for disability or death, he would be entitled to his accrued compensation and certain other payments, such as the pro rata bonus amount. The pro rata bonus amount is defined as the amount equal to the greater of the most recent annual bonus amount paid or the annual bonus paid or payable for the full fiscal year ended prior to the termination, in either case pro-rated through the date of death or disability. In the event that Mr. Kappauf's employment terminated for any otherreason, the agreement provided for payment of his accrued compensation, a pro rata bonus amount, a bonus amount allocated to the remainder of the term of his employment agreement, his base salary through the remainder of the term of his employment agreement, a severance payment equal to one year's base compensation, a payment equal to the cost of health and other similar benefits for a period of two years and costs associated with outplacement services.

On June 18, 2003, Donald W. Kappauf relinquished his positions of President and Chief Executive Officer of TeamStaff. In light of the circumstances regarding the relinquishment by Mr. Kappauf of his positions, Mr. Kappauf may have had reason to terminate his employment with TeamStaff for "good reason" and exercise his rights under the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities . . . ." In addition, TeamStaff may have been required to contribute funds to an irrevocable trust to meet the premium obligations of the split dollar life insurance policy granted to Mr. Kappauf in connection with the SERP.

The severance agreement with Mr. Kelly had terms which are substantially similar to those described above for Mr. Kappauf. Until December 10, 2002, Mr. Kelly held the positions of Chief Financial Officer, Vice President, Finance and Secretary of TeamStaff. As a result of the previously disclosed change in his duties, the former Chief Financial Officer may have had "good reason" to terminate his employment with TeamStaff and may have had claims for the severance payments and benefits provided by the severance agreement. The term good reason includes "a change in the [e]xecutive's status, title, position or responsibilities .. . . ." In June 2003, Mr. Kelly notified the Board of Directors that he would terminate his employment, effective July1, 2003, for "good reason" and exercise his rights under the severance agreement. Additionally, the change in Mr. Kelly's duties may have caused his benefits under the SERP to become fully vested.

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

Related Party Transactions

TeamStaff entered into a one year, renewable marketing agreement with Directo, Inc. effective as of February 1, 2004. Directo provides financial and direct deposit services to companies and their employees. Pursuant to the terms of the agreement, TeamStaff is compensated based on its sales of Directo pay card services. TeamStaff offers these services primarily through its payroll services division. For the fiscal year ended September 30, 2004, TeamStaff has not earned any commissions from its sales of Directo's services. T. Stephen Johnson, TeamStaff's Chairman, is also Chairman of Directo. TeamStaff's entry into the marketing agreement with Directo was approved by the disinterested members of the Board.

During the year ended September 30, 2004, the company shared a portion of its leased office space in Alpharetta, Georgia with an affiliated entity of the Chairman of the Board of Directors, T. Stephen Johnson & Associates, Inc. As part of the agreement, TeamStaff shared the cost of a receptionist, phone service, and leased common area furniture. During the fiscal year ended September 30, 2004, TeamStaff paid $28,000 in shared costs. TeamStaff was responsible for payment of the monthly lease obligation and T. Stephen Johnson & Associates reimbursed TeamStaff in the amount of $34,000 in fiscal year ended September 30, 2004 for their prorated portion of the space. We no longer use these facilities.

(9)    SHAREHOLDERS' EQUITY:

Stock Warrants-

The following is a summary of the outstanding warrants to purchase TeamStaff's common stock at September 30, 2004:

Exercise Period From	Exercise Period To	Exercise Price Per Common Share	Number of Shares of Common Stock Reserved
December 2000	December 2005	3.20	10,000
September 2001	September 2006	5.16	16,000
			26,000

During the fiscal year ending September 30, 2004, TeamStaff granted no warrants and 21,428 warrants expired unexercised. During 2004, no warrants were exercised. During the fiscal year ended September 30, 2003, TeamStaff granted no warrants and 58,856 warrants expired unexercised. During 2003, no warrants were exercised. During the fiscal year ended September 30, 2002, TeamStaff granted no warrants and no warrants expired unexercised. For warrants issued to third parties for services, TeamStaff utilizes the Black-Scholes option pricing model to determine fair value and compensation expense.

On November 5, 2004, subsequent to the balance sheet date, TeamStaff issued 598,000 common stock warrants as part of a private placement offering (See note 4). The exercise period is from November 2004 to November 2007 and the exercise price per common share is $2.50.

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

2000 Employee Stock Option Plan

During 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the "2000 Plan") to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff's common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify ("Non-ISO's"). As of September 30, 2004, there were 1,069,000 options outstanding under the 2000 Plan.

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

Non-Executive Director Plan

In fiscal 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the "Director Plan") to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Director Plan replaced the previous Director Plan that expired in April 2000. As of September 30, 2004, there were 100,000 options held by directors outstanding under the Director Plan.

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

The following tables summarize the activity in TeamStaff's stock option plans for the years ended September 30, 2004, 2003, and 2002:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, September 30, 2001	875,269	$4.82
Granted	256,430	$5.87	$3.47
Exercised	(38,210)	$3.39
Cancelled	(100,847)	$6.85
Options outstanding, September 30, 2002	992,642	$4.94
Granted	558,000	$2.96	$1.42
Exercised	—	—
Cancelled	(141,170)	$5.15
Options outstanding, September 30, 2003	1,409,472	$3.97
Granted	225,000	$2.24	$1.21
Exercised	—	—
Cancelled	(407,531)	$4.81
Options outstanding, September 30, 2004	1,226,941	$3.59

As of September 30, 2004, 2003, and 2002, 759,941, 917,472, and 666,642 options, respectively, were exercisable.

Range of Exercise Prices	Options Outstanding at 9/30/04	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable at 9/30/04	Weighted Average Exercise Price
$2.08 - 4.10	836,142	4.0	$2.90	369,142	$2.55
$4.11 - 6.13	305,799	1.5	$4.63	305,799	$4.63
$6.14 - 8.15	70,000	1.9	$6.97	70,000	$6.97
$8.16 - 10.18	15,000	1.9	$9.83	15,000	$9.83

During 2004, 2003, and 2002, TeamStaff repurchased 0, 251,214, and 242,945 shares respectively of its common stock for $0, $781,341, and $1,146,000 respectively. As of September 30, 2004, TeamStaff retired a total of 574,470 shares of treasury stock.

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

TeamStaff changed its segment reporting as of October 1, 2002. As of that date, TeamStaff's voucher processing service business was managed and reported in the Payroll Services group. TeamStaff discontinued its voucher processing service business as of April 30, 2003. BrightLane costs have been allocated to Corporate since BrightLane provides information technology services to the entire company. Prior year figures have been adjusted to conform to the current year presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TeamStaff evaluates the performance of its business lines based on pre-tax income.

The following table represents the financial results for each of TeamStaff's segments:

(Amounts in thousands)

	Medical Staffing	Payroll Services	Corporate	Consolidated
2004
Revenues	$32,856	$4,432	$—	$37,288
Depreciation and amortization	154	67	188	409
Income/(loss) from operations	1,108	1,705	(5,850)	(3,037)
Interest income	—	—	38	38
Interest expense	—	—	(81)	(81)
Other income	224	—	8	232
Income/(loss) from continuing operations before income taxes	1,333	1,706	(5,887)	(2,848)
Capital spending	14	—	5	19
Total assets from continuing operations	$6,121	$2,909	$28,399	$37,429

2003
Revenues	$58,119	$4,686	$—	$62,805
Depreciation and amortization	138	9	182	329
Income/(loss) from operations	3,805	1,580	(8,118)	(2,733)
Interest income	—	—	63	63
Interest expense	(25)	—	(195)	(220)
Other income	525	—	13	538
Income/(loss) from continuing operations before income taxes	4,305	1,580	(8,237)	(2,352)
Capital spending	170	215	140	525
Total assets from continuing operations	$18,353	$2,252	$17,652	$38,257

2002
Revenues	$74,866	$4,954	$—	$79,820
Depreciation and amortization	141	12	45	198
Income/(loss) from operations	7,652	2,057	(5,968)	3,741
Interest income	—	—	171	171
Interest expense	(15)	—	(153)	(168)
Other income	947	—	—	947
Income/(loss) from continuing operations before income taxes	8,583	2,057	(5,949)	4,691
Capital spending	184	6	259	449
Total assets from continuing operations	$16,873	$3,969	$21,698	$42,540

TeamStaff has no revenue derived outside of the United States.

(11)    QUARTERLY FINANCIAL DATA (UNAUDITED):

(Amounts in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004
Net revenues	$9,738	$8,798	$9,642	$9,110
Gross profit	2,230	1,923	2,309	2,281
Income from continuing operations	(538)	(651)	(431)	(145)
(Loss) from discontinued operations net of tax	(1,309)	(333)	(425)	(247)
Net income	(1,847)	(984)	(856)	(392)
Earnings per share – Basic and Diluted	$(0.12)	$(0.06)	$(0.05)	$(0.03)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2003
Net revenues	$18,457	$16,378	$14,654	$13,316
Gross profit	3,523	3,163	2,901	2,603
Income from continuing operations	299	(764)	(861)	(165)
(Loss) from discontinued operations net of tax	(214)	(25,193)	(1,403)	(584)
Net income	85	(25,957)	(2,264)	(749)
Earnings per share – Basic and Diluted	$0.01	$(1.65)	$(0.14)	$(0.05)

	First Quarter As Restated	Second Quarter As Restated	Third Quarter As Restated	Fourth Quarter
Fiscal 2002
Net revenues	$21,265	$19,523	$19,397	$19,635
Gross profit	4,511	3,943	3,928	3,642
Income from continuing operations	1,195	871	611	297
Loss from discontinued operations net of tax	(568)	(426)	1,426	(331)
Net income	627	445	2,037	(34)
Earnings per share –Basic and Diluted	$0.04	$0.03	$0.13	$0.00

(12)    EMPLOYEE BENEFIT PLANS:

During the fiscal year ended September 30, 2004, TeamStaff maintained four defined contribution pension plans for the benefit of its non-worksite and former worksite employees. The Digital Solutions, Inc. and Affiliated Corporations 401(k) Savings Plan, was "frozen" by TeamStaff as of January 1, 1999, and terminated effective as of December 31, 2002 in accordance with the provisions of Rev. Proc. 2002-21, providing a method for the termination of single employer plans maintained by professional employer organizations. No deferrals or other contributions currently are made to that plan. All assets of the frozen plan were transferred to the Digital Solutions, Inc. & Affiliated Corporations Spinoff 401(k) Savings Plan, which became effective as of August 1, 2003, in accordance with the provisions of Rev. Proc. 2002-21. The spinoff plan was terminated as of December 31, 2003 and all assets that were not otherwise transferred to former PEO client plans will be distributed to participants.

TeamStaff also maintained The TeamStaff Retirement Savings Plan. This plan was assumed by Gevity HR, Inc., effective as of November 17, 2003, as part of Gevity's purchase of the PEO operating segment. This plan was designed to qualify as a multiple employer plan as described in Section 413(c) of the Internal Revenue Code, and TeamStaff was an adopting employer under that plan. As of January 1, 2004, TeamStaff adopted the TeamStaff 401(k) Plan for the benefit of its internal and temporary staffing employees and all assets attributable to TeamStaff's internal and staffing employees under the plan assumed by Gevity were ultimately transferred to the TeamStaff 401(k) Plan. Because plan participants have their own account, manage their own plan investments and make their own investment decisions from a broad range of investment options, TeamStaff believes that it is afforded protection from liability for participants' investment decisions under Section 404(c) of the Code under the prior plan assumed by Gevity and the TeamStaff 401(k) Plan. Any TeamStaff corporate employee (including its medical temporary staffing employees), is eligible for participation in the TeamStaff 401(k) Plan upon completing three months of service with TeamStaff. TeamStaff provides a discretionary matching contribution of 25% of each of the first 4% of a participant's elective contributions under the TeamStaff 401(k) Plan and did so under the plan assumed by Gevity. TeamStaff recorded expense for this matching of $27,000 in fiscal 2004 and $67,000 in fiscal 2003. A participant is always fully vested in his elective contributions. A participant's interest in TeamStaff discretionary matching contributions vests in accordance with the following schedule:

Years of Service:	Vested Interest:
Less than 1 Year of Service	0%
1 Year, but less than 2 Years	25%
2 Years, but less than 3 Years	50%
3 Years, but less than 4 Years	75%
4 Years or more	100%

TeamStaff received favorable determination letters regarding the tax qualified status of the plan assumed by Gevity on June 25, 1999 and November 23, 2003. The frozen Digital Solutions plan was audited by independent auditors for the plan years ended December 31, 2003 and December 31, 2002, in connection with their required From 5500 Annual Report filed with the Pension and Welfare Benefits Administration for the plan year ended December 31, 2003. The spinoff plan did not require a plan audit in connection with the Form 5500 Annual Report filed with the PWBA for the plan year ended December 31, 2003. Gevity assumed responsibility for obtaining an audit of and filing the Form 5500 Annual Report for the TeamStaff plan assumed by Gevity. Because calendar year 2004 is the first plan year of the TeamStaff 401(k) Plan, a Form 5500 Annual Report and plan audit, if required, will not be due for the TeamStaff 401(k) Plan until calendar year 2005.

Effective October 1, 2000, TeamStaff adopted a non-qualified, supplemental retirement plan covering certain corporate officers of TeamStaff (the "SERP"). Under the terms of the SERP, a participant receives a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant's base salary on the date the participant becomes a participant. Payment of benefits commences when the participant reaches 65 years of age. The benefit under the SERP is subject to a seven-year vesting schedule (0%,0%,20%,40%, 60%, 80%, 100%), based on the participant's original date of employment with TeamStaff and contingent on the participant's reaching age 55; provided, however, a participant's benefit becomes fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there is a material change in the participant's job title or responsibilities or if the participant's employment is terminated by TeamStaff for any reason other than conviction for theft or embezzlement from TeamStaff. Additionally, if a participant retires by means of total disability (as defined in the SERP), the participant's benefit becomes fully vested and benefit payments commence as of the disability retirement date. The SERP does not provide a death benefit. TeamStaff's former Chief Executive Officer and its former Chief Financial Officer were the only SERP participants.

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

The following table illustrates TeamStaff's changes in benefit costs and pension benefit obligations for the fiscal years ending September 30, 2004 and September 30, 2003 under the SERP.

(Amounts in thousands)

	Fiscal Year
	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$1,724	$1,271
Service cost	0	17
Interest Cost	82	91
Benefits paid	(777)	0
Actuarial (gain)/loss	399	345
Benefit obligation at end of year	$1,428	$1,724

Change in plan assets
Employer contribution	$777	0
Benefits paid	(777)	0
Fair value of plan assets at end of year	$0	$0

Reconciliation of funded status
Funded status	$(1,428)	$(1,724)
Unrecognized net actuarial (gain)/loss	519	455
Net amount recognized	$(909)	$(1,269)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(1,428)	$(1,724)
Accumulated other comprehensive income	519	455
Net amount recognized	$(909)	$(1,269)

Assumptions used to determine benefit obligations at September 30:
Discount rate used to determine net periodic benefit costs	5.50%	6.50%
Discount rate used to determine benefit obligations	3.00%	5.50%
Components of net periodic benefit cost
Service cost	$0	$17
Interest cost	82	91
Amortization of prior service cost	0	29
Recognized actuarial (gain)/loss	59	14
Net periodic benefit cost	$141	$151
Curtailment charges	0	700
Settlement charges	276	0
Total benefit cost	$417	$851

Other disclosure items at end of year:
Accumulated benefit obligation	$1,428	$1,724
Fair value of plan assets	—	—
Increase in minimum liability included in other comprehensive income	$64	$215

For unfunded plans, contributions to the plan are the benefit payments made to participants. TeamStaff, Inc. made $776,000 in benefit payments during fiscal 2004. The following benefit payments are expected to be paid in future fiscal years:

Fiscal year ending	Pension Benefits
2005	$588,325
2006	294,285
2007	209,695
2008	209,695
2009	70,590
2010	70,590
2011	70,590
2012 and thereafter	0

During fiscal 2004, TeamStaff, Inc. and plan participants agreed on optional payment forms effectively accelerating benefit payments. Beginning in fiscal 2004 and ending in fiscal 2011, this plan will settle liabilities by paying benefit obligations to participants. Each quarter, a settlement charge will be recognized in accordance with SFAS No. 88 to account for settling of liabilities. During fiscal 2004, a settlement charge of $276,000 was recognized.

During fiscal 2003, two events were recognized as curtailments under SFAS No. 88. Donald Kelly was relieved of his duties as Chief Financial Officer. A curtailment charge related to this event of $254,000 was recognized during the second quarter. Donald Kappauf relinquished his positions as President and Chief Executive Officer. A curtailment charge related to this event of $445,000 was taken during the third quarter. TeamStaff is not aware of any other events that might constitute settlement or curtailment under SFAS No. 88. Total curtailment during fiscal 2003 was $699,000.

SCHEDULE I

TEAMSTAFF, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002
(Amounts in thousands)

(a) Description	(b) Balance at Beginning of Year	(c) Additions Charged to (reversed from) Costs and Expenses	(d) Deductions – Net Write- Offs	(e) Balance at End of Year
Allowance for doubtful accounts, year ended September 30, 2004	$142	$(55)	$(48)	$39
September 30, 2003	$17	$125	$(0)	$142
September 30, 2002	$92	$0	($75)	$17

S-1