Form 10-K/A
period 2004-09-30
TEAMSTAFF INC
filed 2005-01-12
CIK 785557

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

At the close of our second quarter, March 31, 2004, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $22,545,000 based upon the closing sales price of $2.26 for such Common Stock on March 31, 2004 as reported by Nasdaq National Market. At the close of our fiscal year, September 30, 2004, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $18,163,000 based upon the closing sales price of $2.30 for such Common Stock on said date as reported on the Nasdaq National Market. On December 15, 2004 there were 18,106,229 shares outstanding of Common Stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

[Cover Page 2 of 2 Pages]

EXPLANATORY NOTE

This amendment on Form 10-K/A amends TeamStaff, Inc.'s annual report on Form 10-K for the fiscal year ended September 30, 2004, as initially filed with the Securities and Exchange Commission on December 23, 2004, and is being filed to correct certain typographical errors to the Cover Page, Part II, Item 5D and Part III, Item 12 that resulted from the omission from the number of shares outstanding on December 15, 2004, of 2,392,000 shares of Common Stock issued to several accredited investors as a result of the private sale under Section 4(2) of the Securities Act of 1933 and/or Regulation D that closed on Wednesday, November 10, 2004.

The audited financial statements included as part of the original Form 10-K filing are not affected by the omission. This amendment is not intended to update any other information presented in the annual report as originally filed.

We are filing only Item 5 and Item 12 (and also correcting the number of shares appearing on the Cover Page) to reflect the correct number of shares outstanding on December 15, 2004.

ITEM 5.	MARKET OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (AS AMENDED)

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

As of December 15, 2004, there were 18,106,229 shares outstanding held of record by 301 persons. TeamStaff believes it has approximately 2,200 beneficial owners of its common stock.

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

Registrant Repurchases of Securities

During the quarter ended September 30, 2004, TeamStaff did not repurchase any of its securities.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (AS AMENDED)

The following table sets forth certain information as of December 15, 2004 with respect to each director, each of the named executive officers as defined in Item 402(a)(3), and directors and executive officers of TeamStaff as a group, and to the persons known by TeamStaff to be the beneficial owner of more than five percent of any class of TeamStaff's voting securities. At December 15, 2004, TeamStaff had 18,106,229 shares of common stock outstanding.

Name of Shareholder	Number of Shares Currently Owned (1)	Percent of Company's Outstanding Stock
Martin J. Delaney (2) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	72,235	0.4%
Karl W. Dieckmann (3) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	105,924	0.6%
Ben J. Dyer (4) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	27,526	0.2%
Rick J. Filippelli (5) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	25,000	0.1%
T. Stephen Johnson (6) C/o T. Stephen Johnson & Associates, Inc. 3650 Mansell Road, Suite 200 Alpharetta, GA 30022	279,011	1.5%
Edmund Kenealy (7) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	69,816	0. 4%
Rocco Marano (8) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	33,857	0.2%
Timothy Nieman (9) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	25,000	0.1%

Name of Shareholder	Number of Shares Currently Owned (1)	Percent of Company's Outstanding Stock
T. Kent Smith (10) C/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	200,000	1.1%
Wachovia Corp (11) One First Union Center Charlotte, NC 28288	2,822,417	15.6%
Nationwide Financial Services (12) One Nationwide Plaza Mail Stop 01-12-13 Columbus, OH 43215	2,256,488	12.5%
Wynnefield Capital Management, LLC (13) 450 Seventh Ave New York, NY 10123	1,675,875	9.2%
Wynnefield Capital Inc. (14) 450 Seventh Ave New York NY 10123	559,625	3.1%
Grace Brothers, Ltd. (15) 1560 Sherman Ave Ste 900 Evanston, IL	937,500	5.1%
Hummingbird Management, LLC (16) 460 Park Ave, 12th Floor New York, NY 10022	1,335,110	7.3%
All officers and directors as a group (9) persons (2,3,4,5,6,7,8,9,10)	838,369	4.5%

(1)	Ownership consists of sole voting and investment power except as otherwise noted.

(2)	Includes options to purchase 20,000 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock. Also includes warrants to purchase 10,000 shares of TeamStaff's common stock.

(3)	Includes options to purchase 20,000 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(4)	Includes options to purchase 10,000 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(5)	Excludes unvested options to purchase 75,000 shares of TeamStaff's common stock.

(6)	Includes an aggregate of 147,790 shares owned by or on behalf of certain of the holder's family members and as to which shares the listed holder expressly disclaims beneficial ownership. Includes options to purchase 15,000 shares of TeamStaff's common stock, and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(7)	Includes options to purchase 60,000 shares of TeamStaff's common stock and excludes unvested options to purchase 50,000 shares of TeamStaff's common stock.

(8)	Includes warrants to purchase 2,000 shares of TeamStaff's common stock, options to purchase 10,000 shares of TeamStaff's common stock and excludes unvested options to purchase 5,000 shares of TeamStaff's common stock.

(9)	Includes options to purchase 25,000 shares of TeamStaff's common stock and excludes unvested options to purchase 25,000 shares of TeamStaff's common stock.

(10)	Includes options to purchase 200,000 shares of TeamStaff's common stock and excludes unvested options to purchase 200,000 shares of TeamStaff's common stock.

(11)	Wachovia Corporation obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.

(12)	Nationwide Financial Services obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.

(13)	Beneficial ownership is based upon Schedule 13G, Schedule 13G/A, Form 3, and Form 4's filed with the Securities and Exchange Commission.

(14)	Beneficial ownership is based upon Schedule 13G, Schedule 13G/A, Form 3, and Form 4's filed with the Securities and Exchange Commission.

(15)	Based on information provided to TeamStaff by the shareholder.

(16)	Beneficial ownership is based upon Schedule 13D filed with the Securities and Exchange Commission.

ITEM 15.    EXHIBITS

The exhibits designated with an asterisk (*) are filed herewith.

31.1*	—Certification of Chief Executive Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

31.2*	—Certification of Chief Financial Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)

32.1*	—Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.
/s/T. Kent Smith T. Kent Smith President and Chief Executive Officer
/s/ Rick Filippelli Rick Filippelli Vice President, Finance and Chief Financial Officer

Dated: January 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. Stephen Johnson	Chairman of the Board	January 10, 2005

T. Stephen Johnson

/s/ Karl W. Dieckmann	Vice-Chairman of the Board	January 10, 2005

Karl W. Dieckmann

/s/ Martin J. Delaney	Director	January 10, 2005

Martin J. Delaney

/s/ Ben J. Dyer	Director	January 10, 2005

Ben J. Dyer

/s/ Rocco Marano	Director	January 10, 2005

Rocco Marano

/s/ T. Kent Smith	President, Chief Executive Officer and Director	January 10, 2005

T. Kent Smith