Form 10-Q
period 2004-12-31
TEAMSTAFF INC
filed 2005-02-14
CIK 785557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes                     No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

   Yes                    No

18,106,229 shares of Common Stock, par value $.001 per share, were outstanding as of December 31, 2004 and February 7, 2005.

1 of 25

TEAMSTAFF, INC. AND SUBSIDIARIES
FORM 10-Q
December 31, 2004

Table of Contents

		Page No.
Part I — Financial Information
Item 1.	Consolidated Balance Sheets as of December 31, 2004 (Unaudited) and September 30, 2004	3
	Consolidated Statements of Operations and Comprehensive Operations for the three months ended December 31, 2004 and 2003 (Unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended December 31, 2004 and 2003 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's discussion and analysis of financial condition and results of operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	21
Part II — Other Information
Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits and Reports on Form 8-K	24
	Signatures	25
	Exhibit 10.1
	Exhibit 10.2
	Exhibit 10.3
	Exhibit 10.4
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(Page 1 of 2)

ASSETS	DECEMBER 31, 2004	SEPTEMBER 30, 2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,244	$3,060
Restricted cash	1,800	1,800
Accounts receivable, net of allowance for doubtful accounts of $56 and $39 at December 31, 2004 and September 30, 2004, respectively	4,562	3,013
Deferred tax asset	90	90
Prepaid workers' compensation	1,000	1,000
Other current assets	1,283	1,267
Total current assets	10,979	10,230
EQUIPMENT AND IMPROVEMENTS:
Furniture & equipment	3,275	2,795
Computer equipment	468	367
Computer software	1,134	1,134
Leasehold improvements	220	210
	5,097	4,506
Less accumulated depreciation and amortization	(3,737)	(3,589)
Equipment and improvements, net	1,360	917
DEFERRED TAX ASSET, net of current portion	17,066	16,723
TRADENAME	4,199	4,199
GOODWILL	3,375	1,710
OTHER ASSETS:
Prepaid workers' compensation, net of current portion	3,377	3,341
Other assets	299	309
Total other assets	3,676	3,650
TOTAL ASSETS	$40,655	$37,429

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(Page 2 of 2)

LIABILITIES AND SHAREHOLDERS' EQUITY	DECEMBER 31, 2004	SEPTEMBER 30, 2004
	(unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$187	$112
Accrued workers' compensation	1,626	1,626
Accrued payroll	804	782
Accrued pension liability	588	588
Accounts payable	834	731
Accrued expenses and other current liabilities	514	770
Total current liabilities	4,553	4,609
LONG-TERM DEBT, net of current portion	265	24
ACCRUED PENSION LIABILITY, net of current portion	625	840
LIABILITIES FROM DISCONTINUED OPERATIONS	766	963
Total liabilities	6,209	6,436
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 18,113 and 15,721 at December 31, 2004 and September 30, 2004, respectively; outstanding 18,106 and 15,714 at December 31, 2004 and September 30, 2004, respectively	18	16
Additional paid-in capital	66,934	62,963
Retained (deficit) earnings	(32,229)	(31,651)
Accumulated comprehensive losses	(253)	(311)
Treasury stock, 7 shares at cost at December 31, 2004 and September 30, 2004, respectively	(24)	(24)
Total shareholders' equity	34,446	30,993
Total liabilities and shareholders' equity	$40,655	$37,429

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the three months ended December 31
	2004	2003
REVENUES	$10,201	$9,738
DIRECT EXPENSES	7,612	7,508
Gross profit	2,589	2,230
OPERATING EXPENSES	3,134	3,074
DEPRECIATION AND AMORTIZATION	148	73
Loss from operations	(693)	(917)
OTHER INCOME (EXPENSE):
Interest income	20	5
Interest expense	(20)	(27)
Other income	60	71
	60	49
Loss before tax	(633)	(868)
INCOME TAX BENEFIT	239	330
Loss from continuing operations	(394)	(538)
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $115 and $325 for quarters ended December 31, 2004 and 2003, respectively	(186)	(530)
Income (loss) from disposal, net of tax benefit of $0 and $483 for quarters ended December 31, 2004 and 2003, respectively	1	(779)
	(185)	(1,309)
Net loss	(579)	(1,847)
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment, net of tax	58	4
COMPREHENSIVE LOSS	$(521)	$(1,843)
LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.02)	$(0.04)
Loss from discontinued operations	(0.01)	(0.08)
Net loss	$(0.03)	$(0.12)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	17,040	15,714
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	17,040	15,714

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the three months ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(394)	$(538)
Adjustments to reconcile net loss to net cash (used) by operating activities, net of acquired businesses:
Deferred income taxes	(343)	478
Depreciation and amortization	148	73
Provision for doubtful accounts	17	117
Changes in operating assets and liabilities, net of acquired businesses:
(Increase) in restricted cash	—	(2,365)
(Increase) decrease in accounts receivable	(1,566)	840
(Increase) in other current assets	(16)	(2,831)
(Increase) in other assets	(26)	(1,405)
(Decrease) in accounts payable, accrued payroll, accrued expenses and other current liabilities	(131)	(161)
(Decrease) in pension liability	(215)	(386)
Change in net assets held for sale & loss from discontinued operations	(382)	6,171
Net cash used in operating activities	(2,908)	(7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software	(25)	(19)
Payments for acquisitions of businesses, net of cash acquired	(1,850)	—
Net cash used in investing activities	(1,875)	(19)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital leases obligations	(64)	(13)
Proceeds from issuance of common stock, net of issuance costs	3,973	—
Net comprehensive income on pension	58	4
Net cash provided by (used in) financing activities	3,967	(9)
Net decrease in cash and cash equivalents	(816)	(35)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,060	4,329
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,244	$4,294
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for—
Interest	$20	$27
Income taxes	$60	$40

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITY:

The company recorded $381,000 in capital leases during the quarter ended December 31, 2004.

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Unaudited)

(1)    ORGANIZATION AND BUSINESS:

TeamStaff, Inc., a New Jersey corporation, was founded in 1969 as a payroll service company and has evolved into a leading provider of payroll and temporary and permanent medical staffing services throughout the 50 states. TeamStaff's corporate headquarters is in Somerset, New Jersey and it has offices located in Clearwater, Florida, Woburn, Massachusetts, Memphis, Tennessee, New Orleans, Louisiana and Atlanta, Georgia. TeamStaff's wholly-owned subsidiaries include TeamStaff Rx, Inc., DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc., and BrightLane.com, Inc. When we use the term TeamStaff, we mean TeamStaff and its subsidiaries. As a result of the sale of our PEO business in fiscal year 2004, many of these subsidiaries are not actively operating.

TeamStaff provides a variety of employment related services through two business units: (1) its medical staffing unit provides medical allied health professionals and nurses to doctors' offices and medical facilities throughout the United States on a temporary and permanent basis; and (2) the payroll services division provides customized payroll management and tax filing services to select industries, such as construction. We believe our medical staffing subsidiary is one of the top providers in the niche medical imaging field, placing temporary employees for over 275 clients. The payroll processing division processes payrolls for approximately 700 clients and generates paychecks for more than 30,000 employees.

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

(2)    SIGNIFICANT ACCOUNTING POLICIES:

Recently Issued Accounting Standards:

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) Share-Based Payments (SFAS No. 123(R)), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123(R) in the fourth quarter of fiscal 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) a "modified prospective" method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that are unvested on the effective date; or (2) a "modified retrospective" method which includes the requirements of the modified prospective method and also has entities restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS 123. We have not yet determined which method we will select for our adoption of SFAS 123(R).

See "Stock-Based Incentive Compensation" below for the pro forma net income and net income per share amounts, for the first fiscal quarter of 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating whether the requirements under SFAS 123(R) will have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

Stock-Based Compensation:

At December 31, 2004, TeamStaff has two stock-based employee compensation plans, which are described more fully in TeamStaff's latest annual report on Form 10-K. TeamStaff accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

(Amounts in thousands, except per share data)	Three Months Ended December 31,
	2004	2003
Net loss, as reported	$(579)	$(1,847)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(64)	(75)

Pro forma net loss	$(643)	$(1,922)
Loss per share:
Basic & diluted-as reported	$(0.03)	$(0.12)
Basic & diluted-pro forma	$(0.04)	$(0.12)

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective October 1, 1996, as amended, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 3.5% and 3.2% for the three months ended December 31, 2004 and 2003, respectively, and expected option life of 4 years. Expected volatility was assumed to be 46% and 69% for the three months ended December 31, 2004 and 2003, respectively.

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended December 31,
(Amounts in thousands)	2004	2003
Weighted average number of common shares outstanding-basic	17,040	15,714
Incremental shares for assumed conversion of stock options/warrants	—	—
Weighted average number of common shares outstanding-diluted	17,040	15,714

Stock options and warrants outstanding at December 31, 2004 to purchase 1,943,742 shares of common stock and at December 31, 2003 to purchase 1,370,276 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

Income Taxes:

TeamStaff, Inc. has recorded a $17.2 million deferred tax asset as of December 31, 2004 and $16.8 million as of September 30, 2004. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of historical profitability and its ability to generate operating income in the future.

Payroll Taxes:

TeamStaff has received notices from the IRS and state agencies claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the recent sale of certain assets as described elsewhere, TeamStaff operated through 17 subsidiaries, and management believes that the IRS and certain state agencies have not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS and various state agencies to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist it in resolving certain of these matters with the IRS. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these federal and state matters will be resolved favorably.

Comprehensive Income:

TeamStaff has cumulative comprehensive losses resulting from its Supplemental Executive Retirement Plan (See Note 9). When the Company's SERP obligations were measured at December 31, 2004, the recorded SERP liability exceeded the Projected Benefits Obligation. These changes resulted in comprehensive income net of tax for the three months ended December 31, 2004 and 2003 of $58,000 and $4,000, respectively. No other sources of comprehensive gains or losses occurred.

Workers' Compensation:

As discussed more fully below, TeamStaff's current workers' compensation insurance program is provided by Zurich American Insurance Company. The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. A letter of credit for $3.5 million was secured through Fleet Bank, as part of TeamStaff's line of credit. However, effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. On May 12, 2004, TeamStaff received $963,000 in return premiums from Zurich. At December 31, 2004, TeamStaff has a prepaid asset of $4.4 million for the premiums and the prepayments made to the trust for both years of the Zurich plan. TeamStaff believes that, of this amount, an additional $1.0 million in return premiums will be received within the next twelve months, and this is reflected on the balance sheet at December 31, 2004 as a current asset.

In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested a pro rata cancellation of this policy effective as of November 17, 2003. TeamStaff entered into a new workers'

compensation program with Zurich covering TeamStaff's temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar Hill and claims handling services are provided by GAB Robins. This program is a fully-insured, guaranteed cost program that contains no deductible or retention feature. This policy terminated April 1, 2004. Effective April 1, 2004, TeamStaff entered into a new workers' compensation program with Zurich, covering the period from April 1, 2004 through March 31, 2005, with the same terms as the previous policy.

As of December 31, 2004, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA for the workers' compensation programs covering January 22, 2001, through March 22, 2002. CNA claims that TeamStaff owes approximately $4.4 million under the programs. TeamStaff is disputing certain of the amounts that CNA claims is due. TeamStaff's own analysis of its ultimate financial liability under the programs yields a substantially lower amount due under the programs. TeamStaff not only believes that its ultimate program expenses are dramatically lower than those calculated by CNA, but TeamStaff believes that its program expenses were exacerbated by CNA's claims handling practices. TeamStaff also filed a complaint with the New Jersey Division of Insurance, which referred the matter to the New Jersey Compensation Rating and Inspection Bureau. Although the New Jersey Compensation Rating and Inspection Bureau investigated the complaint and proposed a fine against CNA as well as a refund of $0.2 million in policy issuance costs to TeamStaff, the matter remains unresolved between the parties.

(3)    PRIVATE PLACEMENT OFFERING:

TeamStaff entered into Securities Purchase Agreements as of November 5, 2004, with several accredited investors for the private sale, under Section 4(2) of the Securities Act of 1933 and/or Regulation D, of securities for an aggregate purchase price of $4.3 million. The offering consisted of the sale of 2,392,000 shares of Common Stock and 598,000 common stock warrants. The investors in the transaction received one three-year warrant to purchase an additional share of common stock at a price of $2.50 per share for every four shares of common stock purchased in the transaction.

Closing of the offering occurred on Wednesday, November 10, 2004. TeamStaff received net proceeds of approximately $4.0 million after payment of commissions and related offering expenses. SunTrust Robinson Humphrey Capital Markets and Maxim Group LLC served as selling agents on the Company's behalf and received combined commissions of 6.5% of the gross proceeds. The net proceeds will be used principally to fund the Company's internal growth initiatives and to execute on its strategy of completing complementary acquisitions in the temporary medical staffing industry.

The private placement was made only to accredited investors in a transaction exempt from the registration requirements of the Securities Act. The shares of common stock and warrants issued were restricted securities and were not registered under the Securities Act, or any state securities laws, and unless so registered, could not have been offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws. On November 12, 2004, TeamStaff filed a Registration Statement on Form S-3 with the Securities and Exchange Commission providing for the resale by the investors of the securities sold in the offering. TeamStaff filed an amendment to the Registration Statement on January 14, 2005. The Securities and Exchange Commission declared the Registration Statement effective on January 31, 2005.

(4)    RECENT EVENTS:

New Employee Relationship with Board Member:

Effective January 5, 2005, Mr. Martin J. Delaney, who had served as an independent member of the Board of Directors, became an employee of TeamStaff. On January 18, 2005 the Board appointed Mr. Delaney to the position of Senior Vice President. Mr. Delaney will continue to serve as a member of TeamStaff's Board of Directors. However, such service will be in a non-independent capacity. Accordingly, effective as of January 5, 2005, Mr. Delaney resigned from his service as the Chairman of the Audit Committee. He also resigned as a member of the Audit Committee and the Management Resources and Compensation Committee of TeamStaff's Board of Directors. Ben J. Dyer has been appointed a member of the Audit Committee and Rocco Marano has been appointed as the Chairman of the Audit Committee. Mr. Marano also has replaced Mr. Delaney as a member on the Management Resources and Compensation Committee.

Mr. Delaney's employment is on an at-will basis as set forth in an offer letter dated January 5, 2005. Mr. Delaney's annualized base salary is $140,000. During the term of his employment, he will be paid incentive compensation monthly consisting of one percent of actual revenue received by TeamStaff for "covered sales" to clients. After the termination of his employment, he will continue to receive such incentive compensation for the duration of the initial term of any existing agreement between TeamStaff and the client. "Covered sales" shall include all revenue received by TeamStaff following a presentation by Mr. Delaney of TeamStaff's vendor management system and menu of services to a prospective client and the prospective client's entry into a contract for such system during the term of his employment, or any incremental increase in revenue from an existing client as a result of its entry into a contract with TeamStaff for vendor management services during the term of Mr. Delaney's employment after a presentation by Mr. Delaney.

On January 18, 2005, Mr. Delaney also received an option to purchase 100,000 shares of our common stock at an exercise price equal to the closing price of our common stock on that date. The option vests as follows: 50,000 shares shall vest on the first anniversary of the commencement of his employment and the balance of 50,000 shares vest on the second anniversary of the commencement of his employment.

In the event that Mr. Delaney's employment with TeamStaff terminates, but he either: (a) remains a director of TeamStaff or (b) is nominated for re-election at TeamStaff's next annual meeting of shareholders but is not re-elected, TeamStaff will pay Mr. Delaney at or near the close of each fiscal year during his period of membership on the Board (or what would have been his period of membership had he been re-elected) an amount equal to the difference between (A) any amounts he receives (or would have received had he been re-elected) under the Board's then-current non-employee director cash compensation policy during such fiscal year and (B) the amount he would have received under the Board's then-current non-employee director cash compensation policy had he been Chairman of the Audit Committee and a member of the Management Resources and Compensation Committee as well as a Board member during such fiscal year. However, these payments will not be provided should he resign, die or otherwise be removed from the Board or, in any event, for any period beyond the expiration of the term of the class of directors elected at TeamStaff's next annual meeting of shareholders.

(5)    BUSINESS COMBINATIONS:

Acquisition of Certain Assets of Nursing Innovations, Inc.

On November 14, 2004, TeamStaff's medical staffing subsidiary, TeamStaff Rx, Inc., completed the purchase of certain of the assets of Nursing Innovations, Inc., a Memphis, Tennessee-based provider of travel and per diem nurses and its affiliate, Vitriarc, Inc., which is engaged in permanent medical staffing. Nursing Innovations had offices in Memphis, Tennessee and New Orleans, Louisiana, which have become TeamStaff offices servicing the medical staffing division. TeamStaff Rx also acquired the goodwill of Nursing Innovations' principal shareholder, William L. Booth, related to the business. The combined purchase price was approximately $1.8 million, of which $180,000 has been placed in an escrow account for a period of one year following closing to provide security for the sellers' indemnification obligations. The purchase price is subject to downward adjustment based on the percentage of former Nursing Innovations business that successfully transfers to TeamStaff Rx. Additionally, TeamStaff entered into a two-year employment agreement with Mr. Booth pursuant to which Mr. Booth will oversee TeamStaff Rx's temporary nurse staffing business at an initial base salary of $100,000, increasing to $125,000 in the second year of the agreement's term. There are also certain deferred purchase price provisions which may increase the total purchase price based upon the performance of the former Nursing Innovations business during the two years following closing of the transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date of November 14, 2004:

(Amounts in thousands)
Plant, property & equipment	$185
Goodwill	1,665
Total assets acquired	1,850
Total liabilities assumed	—
Net assets acquired	$1,850

Included in Goodwill is $50,000 of expenses directly related to the acquisition.

The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and acquired companies as if the acquisitions had occurred on October 1, 2003, the beginning of the earliest period presented.

	Quarter Ended December 31,
	2004	2003
Revenues	$11,590	$13,094
Net loss	$(270)	$(1,902)
Earnings per share – basic and diluted	$(0.02)	$(0.12)

(6)    DISCONTINUED OPERATIONS:

Effective November 17, 2003, TeamStaff sold certain of the assets of the subsidiaries through which it operated its professional employer organization ("PEO") business to Gevity HR, Inc. ("Gevity") for the sum of $9.5 million in cash, $2.5 million of which had been placed in escrow.

As of September 30, 2003, TeamStaff met the criteria for reporting the pending sale of the PEO division as an asset held for sale and discontinued operations per SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and accounted for the discontinued operation as such within the consolidated financial statements and notes to consolidated financial statements.

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

Net revenues for the PEO segment for the three months ended December 31, 2004 and 2003 were $0 and $11.6 million, respectively.

The following chart details assets and liabilities from discontinued operations:

(amounts in thousands)	December 31, 2004	September 30, 2004
ASSETS	$0	$0
LIABILITIES
Accrued expenses and other current liabilities	$766	$963
Total liabilities	$766	$963

Liability Balances (amounts in thousands)	September 30, 2004 Balance	Expensed This Quarter	Paid This Quarter	December 31, 2004 Balance
Accrued expenses and other current liabilities	$963	$—	$(197)	$766
Total	$963	$—	$(197)	$766

(7)    DEBT:

TeamStaff has a letter of credit in the amount of $1.8 million issued by SunTrust Bank with respect to TeamStaff's workers' compensation program with Zurich effective March 21, 2004. The letter of credit is collateralized by a certificate of deposit for $1.8 million deposited at SunTrust.

TeamStaff entered into several new capital leases with interest rates ranging from 4.1% to 6.8%. Long-term debt from continuing operations at December 31, 2004 and 2003 consists of the following—(Amounts in thousands)

December 31, 2004
Total lease payments due	$487
Less interest	(35)
Capital lease obligation	452
Less current portion	(187)
Long-term debt	$265

Maturities of long-term debt as of December 31, 2004 are as follows—(Amounts in thousands)

12 Months Ending December 31,
2005	$187
2006	110
2007	72
2008	55
2009	28
Total	$452

(8)    STOCK OPTIONS AND WARRANTS:

During the quarter ended December 31, 2004, TeamStaff granted 180,000 options at an average price of $2.07, 87,199 options expired or were cancelled unexercised, and no options were exercised. During the quarter ended December 31, 2003, TeamStaff granted 400,000 options at an average price of $2.42 per share, 5,427 options expired or were cancelled unexercised, and no options were exercised.

During the quarter ended December 31, 2004, TeamStaff granted warrants to purchase 598,000 shares of common stock in conjunction with a private placement stock offering (See Note 3). The cash received from the transaction has been allocated among common stock and warrants based on the relative fair market value of the components. During the quarter ended December 31, 2004, no warrants expired unexercised and no warrants were exercised. During the quarter ended December 31, 2003, no warrants were granted, no warrants expired unexercised, and no warrants were exercised.

Subsequent to December 31, 2004, TeamStaff granted options to purchase 100,000 shares of common stock to Martin J. Delaney, a TeamStaff director and Senior Vice President. (See note 4)

(9)    SUPPLEMENTAL RETIREMENT PLAN:

Effective October 1, 2000, TeamStaff adopted a non-qualified Supplemental Retirement Plan (SERP) covering certain TeamStaff corporate officers. TeamStaff's former President and Chief Executive Officer and its former Chief Financial Officer were the only SERP participants. No current employees are covered under the SERP. SERP participants also were provided with a split dollar life insurance policy, insuring the life of the participant. Each participant collaterally assigned his policy to TeamStaff to secure repayment of policy premiums. In connection with the change in their employment status, TeamStaff engaged in negotiations with its former President and Chief Executive Officer and the former Chief Financial Officer regarding the payment of certain severance benefits and the satisfaction of TeamStaff's obligations to each of them under the SERP and the split dollar life insurance arrangements.

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

TeamStaff entered into a similar agreement with its former Chief Financial Officer effective as of December 30, 2003 in complete satisfaction of TeamStaff's obligations under the SERP. That agreement also provided for the payment of severance and other benefits over time in complete satisfaction of TeamStaff's obligations to its former Chief Financial Officer under his severance agreement effective May 22, 2002.

Cash payments totaling $0.2 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer during the quarter ended December 31, 2004.

Components of Net Periodic Benefit Cost:

(amounts in thousands)

	Three Months Ended December 31,
	2004	2003
Interest cost	9	21
Amortization of net loss	19	15
Settlement charges	78	68
Total pension cost	$106	$104

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

Through its Payroll Services business segment, TeamStaff provides basic payroll services to its clients, approximately 75% of which are in the construction industry. Services provided include the preparation of payroll checks, filing of payroll taxes, government reports, W-2s, remote processing directly to the client's office and certified payrolls.

All corporate expenses, amortization of goodwill, interest expense, as well as depreciation on corporate assets and miscellaneous charges, are reflected in a separate unit called Corporate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. TeamStaff evaluates the performance of its business lines based on pre-tax income. TeamStaff has no revenue derived from outside the United States.

The following table represents the financial results for each of TeamStaff's segments:

	Three months ended December 31,
(In thousands)	2004	2003
Medical Staffing:
Revenues:	$8,897	$8,452
Income before tax:	$291	$126
Payroll Services:
Revenues:	$1,304	$1,286
Income before tax:	$579	$628
Corporate:
Revenues:	$—	$—
Loss before tax:	($1,503)	($1,622)
Consolidated:
Revenues:	$10,201	$9,738
Loss before tax:	($633)	($868)

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are managements best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with risks undertaken in connection with acquisitions, risks from potential workers' compensation claims, increased insurance costs and required payments, risks from employer/employee related suits such as discrimination or wrongful termination, risk associated with medical professional liability claims, risks associated with payroll and employee related taxes which may require unanticipated payments by TeamStaff, liabilities associated with TeamStaff's status under certain federal and state employment laws as a co-employer, effects of competition, TeamStaff's ability to implement its internet based business and technological changes, and dependence upon key personnel. These and other risks are stated in detail in our Report on Form 10-K for the fiscal year ended September 30, 2004 and other reports and filings made by TeamStaff.

Critical Accounting Policies and Estimates

TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of TeamStaff's 2004 annual report on Form 10-K as well as "Critical Accounting Policies" contained therein for a detailed discussion on the application of these and other accounting policies.

Revenue Recognition

For the period ended December 31, 2004, TeamStaff operated two different lines of business, temporary staffing and payroll services, from which it derived substantially all of its revenue.

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

The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. A letter of credit for $3.5 million was secured through Fleet Bank, as part of TeamStaff's line of credit. However, effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. On May 12, 2004, TeamStaff received approximately $1.0 million in return premiums from Zurich. At December 31, 2004, TeamStaff has a prepaid asset of $4.4 million, for the premiums and the prepayments made to the trust for both years of the Zurich plan. TeamStaff believes that, of this amount, an additional $1.0 million in return premiums will be received within the next twelve months, and this is reflected on the balance sheet at December 31, 2004 as a current asset.

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

As of December 31, 2004, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA for the workers' compensation programs covering January 22, 2001, through March 22, 2002. CNA claims that TeamStaff owes approximately $4.4 million under the programs. TeamStaff is disputing certain of the amounts that CNA claims is due. TeamStaff's own analysis of its ultimate financial liability under the programs yields a substantially lower amount due under the programs. TeamStaff not only believes that its ultimate program expenses are dramatically lower than those calculated by CNA, but TeamStaff believes that its program expenses were exacerbated by CNA's claims handling practices. TeamStaff also filed a complaint with the New Jersey Division of Insurance, which referred the matter to the New Jersey Compensation Rating and Inspection Bureau. Although the New Jersey Compensation Rating and Inspection Bureau investigated the complaint and proposed a fine against CNA as well as a refund of

$0.2 million in policy issuance costs to TeamStaff, the matter remains unresolved between the parties. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

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

Results of Continuing Operations

TeamStaff's revenues for the three months ended December 31, 2004 and 2003 were $10.2 million and $9.7 million, respectively, which represents an increase of $0.5 million, or 4.8%, from first fiscal quarter 2004 to first fiscal quarter 2005. The Medical Staffing division revenues for the three months ended December 31, 2004 and 2003 were $8.9 million and $8.4 million, respectively, which represents an increase of $0.5 million, or 5.3% from first fiscal quarter 2004 to first fiscal quarter 2005. Revenues for the first quarter of fiscal 2005 include $1.6 million related to the acquisition of certain of the assets of Nursing Innovations, a Memphis, Tennessee-based provider of travel and per diem nurses on November 14, 2004 (See Note 5). This helped offset a decrease in the allied healthcare portion of our Medical Staffing division. The Payroll Services division revenues for the three months ended December 31, 2004 and 2003 were virtually unchanged at $1.3 million.

We believe hospitals continue to focus on cost efficiencies by placing greater reliance on existing full time staff. This, in turn, has led to less demand for temporary health care professionals. We also believe that, during the recent economic downturn, certain healthcare providers who once traveled for temporary assignments have taken full time jobs, which they view as being more stable or secure. This has provided facilities with a greater pool of full time staff on which to rely. Additionally, we believe decreased hospital admissions nationwide in our first fiscal quarter may have had an adverse impact on demand for our temporary medical staffing services for this period. Longer term, we believe the demand for temporary medical personnel will increase, driven in part, by an aging population and an improving economy, although we continued to see suppressed demand for certain temporary allied healthcare professionals in our first fiscal quarter. We believe demand will increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. The acquisition of certain of the assets of Nursing Innovations provides TeamStaff with the opportunity to benefit from these industry changes that, we believe, impact our temporary nurse staffing business most significantly. Additionally, we continue to substantially expand our sales and marketing efforts in order to increase our contact with current and prospective clients. We recently employed Mr. Delaney (See Note 4) on a full-time basis to continue the development of and to market our vendor management services.

Direct expenses for the three months ended December 31, 2004 and 2003 were $7.6 million and $7.5 million, respectively, which represents an increase of $0.1 million, or 1.4%. As a percentage of revenue, direct expenses for the three months ended December 31, 2004 and 2003 were 74.6% and 77.1%, respectively.

Gross profits for the three months ended December 31, 2004 and 2003 were $2.6 million and $2.2 million, respectively, which represents an increase of $0.4 million, or 16.1%. This increase is attributable to the growth by acquisition in our Medical Staffing business as well as more prudent expense management and selected price increases in both the Medical Staffing and Payroll Services division. Gross profits, as a percentage of revenue, increased to 25.4% from 22.9%, for the three months ended December 31, 2004 and 2003, respectively. This increase is primarily due to improved margins in the Medical Staffing division from 16.1% in the first fiscal quarter of 2004, to 18.8% in the first fiscal quarter of 2005.

Operating expenses for each of the three months ended December 31, 2004 and 2003 were $3.1 million. This represents no increase despite the $0.2 million of operating expenses absorbed by the acquisition of Nursing Innovations during the first fiscal quarter of 2005. Operating expenses, as a percentage of revenue, were 30.7% and 31.6%, for the three months ended December 31, 2004 and 2003, respectively.

Depreciation and amortization for the three months ended December 31, 2004 and 2003 was $148,000 and $73,000, respectively. This increase is due to additional depreciation related to capital leases as well as fixed assets acquired as part of the acquisition of certain of the assets of Nursing Innovations.

Other income for the three months ended December 31, 2004 and 2003 was approximately $60,000 and $49,000, respectively, representing an increase of approximately $11,000.

Income tax benefit from continuing operations for the three months ended December 31, 2004 and 2003 was $0.2 million and $0.3 million, respectively. These tax benefits are a result of losses from operations.

Loss from continuing operations for the three months ended December 31, 2004 was $0.4 million, or $(0.02) per fully diluted share, as compared to loss from continuing operations for the three months ended December 31, 2003 of $0.5 million, or $(0.04) per fully diluted share. This represents a decreased loss of 26.8% from the first fiscal quarter 2004 to the first fiscal quarter 2005.

Loss from discontinued operations, net of tax, for the three months ended December 31, 2004 was $0.2 million, or $(0.01) per fully diluted share, as compared to loss from discontinued operations, net of tax, for the three months ended December 31, 2003 of $1.3 million, or $(0.08) per fully diluted share. Loss from operations from the discontinued business unit, net of tax, for the three months ended December 31, 2004 and 2003 was $0.2 million and $0.5 million, respectively. In the first fiscal quarter of 2005, the loss is due to previously unbilled legal fees and non-cancelable software licenses related to the discontinued business unit. In the first fiscal quarter of 2004, TeamStaff generated revenue from the discontinued business unit for only the first six weeks, while certain costs associated with the operation of that business unit continued throughout the quarter. Loss on disposal, net of tax, for the three months ended December 31, 2004 and 2003, was $0.0 million and $0.8 million, respectively. For the first fiscal quarter of 2004, the loss is attributable to the writedown of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff's continuing operations offset by estimated sublease of unoccupied office space, investment banking fees and other expenses required to dispose of the discontinued business unit.

Net loss for the three months ended December 31, 2004 was $0.6 million, or ($0.03) per fully diluted share, as compared to a net loss of $1.8 million, or $(0.12) per fully diluted share, for the three months ended December 31, 2003.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended December 31, 2004 was $2.9 million compared to virtually $0.0 in the three months ended December 31, 2003. Use of cash during the three months ended December 31, 2004 includes increased accounts receivable of $1.6 million primarily due to the operations of Nursing Innovations subsequent to the acquisition, increased other assets of $0.6 million, and losses in continuing and discontinued operations.

Cash used in investing activities for the three months ended December 31, 2004 was $1.9 million compared to virtually $0.0 in the three months ended December 31, 2003. Use of cash was primarily for the purchase of certain of the assets of Nursing Innovations.

Cash provided by financing activities for the three months ended December 31, 2004 was $4.0 million compared to virtually $0.0 in the three months ended December 31, 2003. During the first fiscal quarter of 2005, TeamStaff entered into Securities Purchase Agreements with several accredited investors for the private sale under Section 4(2) of the Securities Act of 1933 and/or Regulation D of securities for an aggregate purchase price of $4.3 million. The offering consisted of the sale of 2,392,000 shares of Common Stock and 598,000 common stock warrants.. The investors in the transaction received one three-year warrant to purchase an additional share of common stock at a price of $2.50 per share for every four shares of common stock purchased in the transaction. Closing of the offering occurred on Wednesday, November 10, 2004. TeamStaff received net proceeds of approximately $4.0 million, after payment of commissions and related offering expenses. SunTrust Robinson Humphrey Capital Markets and Maxim Group LLC served as selling agents on TeamStaff's behalf and received combined commissions of 6.5% of the gross proceeds.

As of December 31, 2004, TeamStaff had unrestricted cash and cash equivalents of $2.2 million and net accounts receivable of $4.6 million. As of December 31, 2004, TeamStaff had working capital of $6.4 million. Management believes its existing cash and funds generated by operations will be sufficient to support cash needs for at least the next twelve months. However, as previously announced, TeamStaff does not believe it will be able to fully execute on its acquisition and growth strategy without implementing a credit facility in the amount of approximately $3.0 million and obtaining the release of $1.8 million currently securing the letter of credit that collateralizes TeamStaff's prior Zurich workers' compensation program obligations.

Effects of Inflation

Inflation and changing prices have not had a material effect on TeamStaff's net revenues and results of operations in the last three fiscal years, as TeamStaff has been able to modify its prices and cost structure to respond to inflation and changing prices.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff has no material interest rate risk, except with respect to our prior workers' compensation programs, and is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. In connection with TeamStaff's prior workers' compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers' compensation expense. If interest rates in these periods' decrease, TeamStaff's workers' compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report on Form 10-Q. Based on their evaluation, which included an evaluation of the disclosure controls and procedures both in place and implemented with respect to the business of Nursing Innovations that we purchased on November 14, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2004, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them.

Changes in Internal Controls:

There has been no change in our internal controls over financial reporting identified in connection with our evaluation referred to above that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

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

In connection with TeamStaff's acquisition of BrightLane effective as of August 31, 2001, persons holding BrightLane options to acquire approximately 2.1 million BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. BrightLane made recourse loans of approximately $1.0 million principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans were repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. As of December 31, 2004 approximately $0.7 million of these loans has been repaid or forgiven. All loans were to be repaid in cash with the exception of one loan. Under the terms of TeamStaff's employment agreement with an executive officer of TeamStaff's BrightLane subsidiary, the loan ($131,000) was forgiven over a two-year period of time. We are pursuing litigation against two of the debtors to recover amounts due.

As a commercial enterprise and employer and with respect to its employment-related businesses in particular, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, workers' compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its former PEO clients for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, TeamStaff may be subject to liability. Additionally, in connection with its medical staffing business, TeamStaff is exposed to potential liability for the acts, errors or omissions of its temporary medical employees. Although TeamStaff believes it has procured insurance that is reasonable under the circumstances to protect it from liability for such claims, there can be no assurance that such insurance will be adequate to cover all potential claims.

TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff's financial condition or results of operations.

ITEM 2.    CHANGES IN SECURITIES; USE OF PROCEEDS AND PURCHASE OF EQUITY SECURITIES

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1.0 million in common stock. Since inception we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2.4 million. No shares were repurchased during the first fiscal quarter of 2005. As of December 31, 2004, TeamStaff retired 574,470 of the 581,470 shares of treasury stock.

The Registrant previously reported the sale of equity securities on Form 8-K dated November 12, 2004. See the description contained in the Form 8-K or also in the notes to financial statements above which are incorporated by reference to this Item 2.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Form of Employee Non-Qualified Stock Option Certificate and Agreement dated as of November 17, 2004 between TeamStaff, Inc. and T. Kent Smith
10.2	Form of Employee Incentive Stock Option Certificate and Agreement dated as of November 17, 2004 between TeamStaff, Inc. and T. Kent Smith
10.3	Form of Employee Incentive Stock Option Certificate and Agreement dated as of January 18, 2005 between TeamStaff, Inc. and Martin Delaney
10.4	Form of Employee Offer Letter dated as of January 5, 2005 between TeamStaff, Inc. and Martin Delaney
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

The following reports were filed during the quarter ended December 31, 2004.

Date of Report	Item Reported
November 12, 2004	Item 1 Entry into Material Definitive Agreement; Item 3 Unregistered Sales of Equity Securities; Item 7 Regulation FD / Item 8 Other Events; Item 9 Financial Statements and Exhibits (in connection with private placement offering)
November 18, 2004	Item 2 Completion of Acquisition of Assets; Item 9 Financial Statements and Exhibits (in connection with the acquisition of certain of the assets of Nursing Innovations, Inc.)
December 22, 2004	Item 2 Results of Operations and Financial Condition; Item 7 Regulation FD Disclosure; Item 9 Financial Statements and Exhibits (in connection with TeamStaff's earnings release for the fiscal year ended September 30, 2004)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAMSTAFF, INC. (Registrant)
/s/ T. Kent Smith T. Kent Smith President and Chief Executive Officer
/s/ Rick Filippelli Rick Filippelli Vice President, Finance and Chief Financial Officer

Date: February 11, 2005