Form 10-Q
period 2005-03-31
TEAMSTAFF INC
filed 2005-05-16
CIK 785557

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes                            No

18,106,229 shares of Common Stock, par value $.001 per share, were outstanding as of March 31, 2005 and May 11, 2005.

TEAMSTAFF, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2005

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(Page 1 of 2)

ASSETS	March 31, 2005	September 30, 2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,933	$3,060
Restricted cash	—	1,800
Accounts receivable, net of allowance for doubtful accounts of $54 and $39 at March 31, 2005 and September 30, 2004, respectively	4,843	3,013
Deferred tax asset	90	90
Prepaid workers' compensation	1,160	1,000
Other current assets	1,022	1,267
Total current assets	11,048	10,230

EQUIPMENT AND IMPROVEMENTS:
Furniture & equipment	3,285	2,795
Computer equipment	469	367
Computer software	1,134	1,134
Leasehold improvements	241	210
	5,129	4,506

Less accumulated depreciation and amortization	(3,921)	(3,589)
Equipment and improvements, net	1,208	917

DEFERRED TAX ASSET, net of current portion	17,416	16,723

TRADENAME	4,199	4,199

GOODWILL	3,390	1,710

OTHER ASSETS:
Prepaid workers' compensation, net of current portion	3,150	3,341
Other assets	315	309
Total other assets	3,465	3,650

TOTAL ASSETS	$40,726	$37,429

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(Page 2 of 2)

LIABILITIES AND SHAREHOLDERS' EQUITY	March 31, 2005	September 30, 2004
	(unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$184	$112
Accrued workers' compensation	1,626	1,626
Accrued payroll	1,498	782
Accrued pension liability	484	588
Accounts payable	951	731
Accrued expenses and other current liabilities	573	770
Total current liabilities	5,316	4,609

LONG-TERM DEBT, net of current portion	241	24

ACCRUED PENSION LIABILITY, net of current portion	634	840

LIABILITIES FROM DISCONTINUED OPERATIONS	699	963
Total liabilities	6,890	6,436

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 18,113 and 15,721 at March 31, 2005 and September 30, 2004, respectively; outstanding 18,106 and 15,714 at March 31, 2005 and September 30, 2004, respectively	18	16
Additional paid-in capital	66,915	62,963
Retained (deficit) earnings	(32,850)	(31,651)
Accumulated comprehensive losses	(223)	(311)
Treasury stock, 7 shares at cost at March 31, 2005 and September 30, 2004, respectively	(24)	(24)
Total shareholders' equity	33,836	30,993
Total liabilities and shareholders' equity	$40,726	$37,429

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the three months ended March 31
	2005	2004
REVENUES	$10,899	$8,798
DIRECT EXPENSES	8,273	6,875
Gross profit	2,626	1,923
OPERATING EXPENSES	3,429	2,884
DEPRECIATION AND AMORTIZATION	184	115
Loss from operations	(987)	(1,076)
OTHER INCOME (EXPENSE):
Interest income	15	7
Interest expense	(12)	(31)
Other income	37	48
	40	24
Loss before tax	(947)	(1,052)
INCOME TAX BENEFIT	362	401
Loss from continuing operations	(585)	(651)
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $23 and $204 for quarters ended March 31, 2005 and 2004, respectively	(36)	(329)
Loss from disposal, net of tax benefit of $0 and $2 for quarters ended March 31, 2005 and 2004, respectively	—	(4)
	(36)	(333)
Net loss	(621)	(984)
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment, net of tax	30	4
COMPREHENSIVE LOSS	$(591)	$(980)
LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.03)	$(0.04)
Loss from discontinued operations	(0.00)	(0.02)
Net loss	$(0.03)	$(0.06)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	18,106	15,714
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	18,106	15,714

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the six months ended March 31
	2005	2004
REVENUES	$21,100	$18,537
DIRECT EXPENSES	15,885	14,384
Gross profit	5,215	4,153
OPERATING EXPENSES	6,563	5,960
DEPRECIATION AND AMORTIZATION	332	187
Loss from operations	(1,680)	(1,994)
OTHER INCOME (EXPENSE):
Interest income	35	12
Interest expense	(32)	(58)
Other income	97	119
	100	73
Loss before tax	(1,580)	(1,921)
INCOME TAX BENEFIT	601	731
Loss from continuing operations	(979)	(1,190)
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $138 and $529 for six months ended March 31, 2005 and 2004, respectively	(222)	(858)
Income (loss) from disposal, net of tax benefit of $0 and $485 for six months ended March 31, 2005 and 2004, respectively	1	(783)
	(221)	(1,641)
Net loss	(1,200)	(2,831)
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment, net of tax	88	8
COMPREHENSIVE LOSS	$(1,112)	$(2,823)
LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.06)	$(0.08)
Loss from discontinued operations	(0.01)	(0.10)
Net loss	$(0.07)	$(0.18)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	17,567	15,714
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	17,567	15,714

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the six months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(979)	$(1,190)
Adjustments to reconcile net loss to net cash used by operating activities, net of acquired businesses:
Deferred income taxes	(693)	441
Depreciation and amortization	332	187
Provision for doubtful accounts	15	133
Changes in operating assets and liabilities, net of acquired businesses:
Decrease (increase) in restricted cash	1,800	(665)
(Increase) decrease in accounts receivable	(1,845)	1,609
Decrease (increase) in other current assets	85	(3,415)
Decrease (increase) in other assets	185	(2,010)
Increase (decrease) in accounts payable, accrued payroll, accrued expenses and other current liabilities	740	(1,330)
(Decrease) in pension liability	(310)	(376)
Change in net assets held for sale & loss from discontinued operations	(485)	5,715
Net cash (used in) operating activities	(1,155)	(901)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software	(47)	(19)
Payments for acquisitions of businesses, net of cash acquired	(1,865)	—
Net cash used in investing activities	(1,912)	(19)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on capital leases obligations	(102)	(29)
Proceeds from issuance of common stock, net of issuance costs	3,954	—
Proceeds from capital lease	—	50
Net comprehensive income on pension	88	8
Net cash provided by financing activities	3,940	29
Net increase (decrease) in cash and cash equivalents	873	(891)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,060	4,329
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,933	$3,438
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$32	$58
Income taxes	$73	$40

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITY:
The company recorded $391,000 in capital leases during the six months ended March 31, 2005.

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited)

(1)    ORGANIZATION AND BUSINESS:

TeamStaff, Inc., a New Jersey corporation, was founded in 1969 as a payroll service company and has evolved into a leading provider of payroll and temporary and permanent medical staffing services throughout the 50 states. TeamStaff's corporate headquarters is in Somerset, New Jersey and it has offices located in Clearwater, Florida, Woburn, Massachusetts, Memphis, Tennessee, New Orleans, Louisiana and Atlanta, Georgia. TeamStaff's wholly-owned subsidiaries include TeamStaff Rx, Inc., DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc., and BrightLane.com, Inc. When we use the term TeamStaff, we mean TeamStaff and its subsidiaries. As a result of the sale of our PEO business in fiscal year 2004, many of these subsidiaries are not actively operating. Currently, we operate only through the parent corporation, TeamStaff, Inc., and our TeamStaff Rx, Inc. subsidiary.

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

(2)    SIGNIFICANT ACCOUNTING POLICIES:

Recently Issued Accounting Standards Affecting the Company:

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) Share-Based Payments (SFAS No. 123(R)), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allows companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, the Company expects to adopt SFAS 123(R) effective October 1, 2005.

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

Stock-Based Compensation:

At March 31, 2005, TeamStaff has two stock-based employee compensation plans, which are described more fully in TeamStaff's latest annual report on Form 10-K. TeamStaff accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

(Amounts in thousands, except per share data)	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net loss, as reported	$(621)	$(984)	$(1,200)	$(2,831)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(76)	(73)	(140)	(147)
Pro forma net loss	$(697)	$(1,057)	$(1,340)	$(2,978)
Loss per share:
Basic & diluted-as reported	$(0.03)	$(0.06)	$(0.07)	$(0.18)
Basic & diluted-pro forma	$(0.04)	$(0.07)	$(0.08)	$(0.19)

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which was effective October 1, 1996, as amended, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 3.5% and 3.2% in fiscal year 2005 and 2004, respectively, and expected option life of 4 years. Expected volatility was assumed to be 47% and 69% in fiscal year 2005 and 2004, respectively.

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended March 31,		Six Months Ended March 31,
(Amounts in thousands)	2005	2004	2005	2004
Weighted average number of common shares outstanding-basic	18,106	15,714	17,567	15,714
Incremental shares for assumed conversion of stock options/warrants	—	—	—	—
Weighted average number of common shares outstanding-diluted	18,106	15,714	17,567	15,714

Stock options and warrants outstanding at March 31, 2005 to purchase 2,044,000 shares of common stock and at March 31, 2004 to purchase 1,259,537 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

Income Taxes:

TeamStaff, Inc. has recorded a $17.5 million deferred tax asset as of March 31, 2005 and $16.8 million as of September 30, 2004. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of historical profitability and its ability to generate operating income in the future.

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

Comprehensive Income:

TeamStaff has cumulative comprehensive losses resulting from its Supplemental Executive Retirement Plan (See Note 9). When the Company's SERP obligations were measured at March 31, 2005, the recorded SERP liability exceeded the Projected Benefits Obligation. These changes resulted in comprehensive income net of tax for the three months ended March 31, 2005 and 2004 of $30,000 and $4,000, respectively, and for the six months ended March 31, 2005 and 2004 of $88,000 and $8,000, respectively. No other sources of comprehensive gains or losses occurred.

Workers' Compensation:

As discussed more fully below, TeamStaff's current workers' compensation insurance program is provided by Zurich American Insurance Company. The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. A letter of credit for $3.5 million was secured through Fleet Bank, as part of TeamStaff's line of credit. However, effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. On May 12, 2004, TeamStaff received $963,000 in return premiums from Zurich. At March 31, 2005, TeamStaff has a prepaid asset of $4.1 million for the premiums and the prepayments made to the trust for both years of the Zurich plan. TeamStaff estimates that, of this amount, approximately an additional $1.0 million in return premiums will be received within the next twelve months, and this is reflected on the balance sheet at March 31, 2005 as a current asset.

In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of this policy effective as of November 17, 2003. TeamStaff entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar Hill and claims handling services are provided by GAB Robins. This program is a fully-insured, guaranteed cost program that contains no deductible or retention feature. This policy terminated April 1, 2004. Effective April 1, 2004, TeamStaff entered into a new workers' compensation program with Zurich, covering the period from April 1, 2004 through March 31, 2005, with the same terms as the previous policy. Effective April 1, 2005, TeamStaff renewed its workers' compensation program with Zurich, covering the period from April 1, 2005 through March 31, 2006, with the same terms as the previous policy.

As of March 31, 2005, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA for the workers' compensation programs covering January 22, 2001, through March 22, 2002. CNA claims that TeamStaff owes approximately $4.4 million under the programs. TeamStaff is disputing certain of the amounts that CNA claims is due. TeamStaff's own analysis of its ultimate financial liability under the programs yields a substantially lower amount due under the programs. TeamStaff not only believes that its ultimate program expenses are dramatically lower than those calculated by CNA, but TeamStaff believes that its program expenses were exacerbated by CNA's claims handling practices. TeamStaff also filed a complaint with the New Jersey Division of Insurance, which referred the matter to the New Jersey Compensation Rating and Inspection Bureau. The New Jersey Compensation Rating and Inspection Bureau investigated the complaint and proposed a fine against CNA as well as a refund of $0.2 million in policy issuance costs to TeamStaff. The parties are in discussion in an effort to reach an amicable resolution. There can be no assurance that we will be successful in our efforts to settle this matter.

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

(4)    BUSINESS COMBINATIONS:

Acquisition of Certain Assets of Nursing Innovations, Inc.:

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

(Amounts in thousands)
Plant, property & equipment	$185
Goodwill	1,681
Total assets acquired	1,866

Total liabilities assumed	—

Net assets acquired	$1,866

Included in Goodwill is $66,000 of expenses directly related to the acquisition.

The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and acquired companies as if the acquisition had occurred on October 1, 2003, the beginning of the earliest period presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Revenues	$10,899	$12,781	$22,489	$25,876
Net loss	$(621)	$(881)	$(945)	$(2,864)
Earnings per share – basic and diluted	$(0.03)	$(0.05)	$(0.05)	$(0.16)

The number of common shares outstanding used to calculate pro forma earnings per share have been adjusted to include 2,392,000 shares issued as the source of financing for the Nursing Innovations acquisition, as if these shares had been outstanding as of the earliest period presented. (see note 3)

This table does not reflect cost savings of approximately $78,000 for the three months ended March 31, 2004, and $54,000 and $159,000 for the 6 months ended March 31, 2005 and 2004, respectively, that would have been eliminated due to cost synergies between the companies as part of the acquisition.

(5)    DISCONTINUED OPERATIONS:

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

There were no revenues for the PEO segment for the three months ended March 31, 2005 and 2004. Net revenues for the PEO segment for the six months ended March 31, 2005 and 2004 were $0 and $11.6 million, respectively.

The following chart details assets and liabilities from discontinued operations:

(Amounts in thousands)	March 31, 2005	September 30, 2004
ASSETS	$0	$0

LIABILITIES
Accrued expenses and other current liabilities	$699	$963
Total liabilities	$699	$963

Liability Balances (Amounts in thousands)	December 31, 2004 Balance	Expensed This Quarter	Paid This Quarter	March 31, 2005 Balance
Accrued expenses and other current liabilities	$766	$—	$(67)	$699
Total	$766	$—	$(67)	$699

(6)    COMMITMENT AND CONTINGENCY:

New Lease Agreement:

On February 24, 2005, TeamStaff, Inc., as tenant, and The St. Joe Company, as landlord, entered into a lease for approximately 15,177 rentable square feet located at 18167 US 19 North, Clearwater, Florida. The lease is for a sixty-six month term, with an anticipated commencement date of September 1, 2005. The premises will be used primarily as office space for TeamStaff's medical staffing division. TeamStaff's current office lease in Clearwater, Florida expires August 31, 2005. The total value of the commitment over the life of the lease is $1.8 million.

Legal Proceeding:

In connection with TeamStaff's acquisition of BrightLane effective as of August 31, 2001, persons holding BrightLane options to acquire approximately 2.1 million BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. BrightLane made recourse loans of approximately $1.0 million principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans were repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. The loans were secured by the shares that were received for the option exercise. As of March 31, 2005 approximately $0.7 million of these loans has been repaid or forgiven. All loans were to be repaid in cash with the exception of one loan. Under the terms of TeamStaff's employment agreement with a former executive officer of TeamStaff's BrightLane subsidiary, the loan ($131,000) was forgiven over a two-year period of time. We have commenced litigation against two of the persons who received loans and these persons filed counterclaims against BrightLane and our Chairman. The parties are currently discussing settlement of the suits. For the quarter ended March 31, 2005, TeamStaff recognized an expense in the amount of $190,000 representing a partial write-down of the original principal amount of the loan.

(7) DEBT:

TeamStaff had a letter of credit in the amount of $1.8 million issued by SunTrust Bank with respect to TeamStaff's workers' compensation program with Zurich effective March 21, 2004. The letter of credit was collateralized by a certificate of deposit for $1.8 million deposited at SunTrust. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit with respect to TeamStaff's workers' compensation policy and $1.8 million of restricted cash was released to TeamStaff.

TeamStaff entered into several new capital leases with interest rates ranging from 4.1% to 6.8%. Long-term debt at March 31, 2005 consists of the following:

(Amounts in thousands)	March 31, 2005
Total lease payments due	$456
Less interest	(31)
Capital lease obligation	425
Less current portion	(184)
Long-term debt	$241

Maturities of long-term debt as of March 31, 2005 are as follows:

(Amounts in thousands)
12 Months Ending March 31, 2005
2006	$184
2007	109
2008	63
2009	55
2010	14
Total	$425

(8) STOCK OPTIONS AND WARRANTS:

During the quarter ended March 31, 2005, TeamStaff granted 105,000 options at an average price of $1.73 per share, 4,742 options expired or were cancelled unexercised, and no options were exercised. During the six months ended March 31, 2005, TeamStaff granted 285,000 options at an average price of $1.94 per share, 91,941 options expired or were cancelled unexercised, and no options were exercised. During the quarter ended March 31, 2004, TeamStaff did not grant any options, 89,311 options expired or were cancelled unexercised, and no options were exercised. During the six months ended March 31, 2004, TeamStaff granted 50,000 options at an average price of $2.08 per share, 225,925 options expired or were cancelled unexercised, and no options were exercised.

During the quarter ended March 31, 2005, no warrants were issued, no warrants expired unexercised, and no warrants were exercised. During the six months ended March 31, 2005, TeamStaff granted warrants to purchase 598,000 shares of common stock in conjunction with a private placement stock offering (See Note 3). The cash received from the transaction has been allocated among common stock and warrants based on the relative fair market value of the components. During the six months ended March 31, 2005, no warrants were issued, no warrants expired unexercised, and no warrants were exercised. During the quarter ended March 31, 2004, no warrants were issued, 21,428 warrants expired unexercised, and no warrants were exercised. During the six months ended March 31, 2004, no warrants were issued, 21,428 warrants expired unexercised, and no warrants were exercised.

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

Cash payments totaling $0.3 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer during the first six months of fiscal 2005.

Components of Net Periodic Benefit Cost:
(Amounts in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Interest cost	$8	$21	$17	$41
Amortization of net loss	16	15	35	30
Settlement charges	35	119	113	188
Total pension cost	$59	$155	$165	$259

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

Through its Payroll Services business segment, TeamStaff provides payroll and related services to its clients. Approximately 75% of these clients are engaged in construction and related industries. Services provided include payroll check processing via web, phone or fax, federal and state quarterly and year end tax compliance reports, W-2 processing, and comprehensive financial management reports including certified payroll reports and custom software interfaces.

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

The following table represents the financial results for each of TeamStaff's segments:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2005	2004	2005	2004
Medical Staffing:
Revenues:	$9,854	$7,784	$18,751	$16,237
Income before tax:	$390	$245	$681	$371

Payroll Services:
Revenues:	$1,045	$1,014	$2,349	$2,300
Income before tax:	$264	$331	$843	$959

Corporate:
Revenues:	$—	$—	$—	$—
Loss before tax:	$(1,601)	$(1,628)	$(3,104)	$(3,251)

Consolidated:
Revenues:	$10,899	$8,798	$21,100	$18,537
Loss before tax:	$(947)	$(1,052)	$(1,580)	$(1,921)

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

For the three and six months ended March 31, 2005, TeamStaff operated two different lines of business, temporary staffing and payroll services, from which it derived substantially all of its revenue.

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

The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account with a third party. A letter of credit for $3.5 million was secured through Fleet Bank, as part of TeamStaff's line of credit. However, effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. On May 12, 2004, TeamStaff received approximately $1.0 million in return premiums from Zurich. At March 31, 2005, TeamStaff has a prepaid asset of $4.1 million, for the premiums and the prepayments made to the trust for both years of the Zurich plan. TeamStaff estimates that, of this amount, approximately an additional $1.0 million in return premiums will be received within the next twelve months, and this is reflected on the balance sheet at March 31, 2005 as a current asset.

In conjunction with the sale of its PEO assets to Gevity, TeamStaff requested and received a pro rata cancellation of this policy effective as of November 17, 2003. TeamStaff entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar Hill and claims handling services for the program are provided by GAB Robins. This program is a fully-insured, guaranteed cost program that contains no deductible or retention feature. This policy terminated April 1, 2004. Effective April 1, 2004, TeamStaff entered into a new workers' compensation program with Zurich, covering the period from April 1, 2004 through March 31, 2005, with the same terms as the previous policy. Effective April 1, 2005, TeamStaff renewed its workers' compensation program with Zurich, covering the period from April 1, 2005 through March 31, 2006, with the same terms as the previous policy.

As of March 31, 2005, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA for the workers' compensation programs covering January 22, 2001, through March 22, 2002. CNA claims that TeamStaff owes approximately $4.4 million under the programs. TeamStaff is disputing certain of the amounts that CNA claims is due. TeamStaff's own analysis of its ultimate financial liability under the programs yields a substantially lower amount due under the programs. TeamStaff not only believes that its ultimate program expenses are dramatically lower than those calculated by CNA, but TeamStaff believes that its program expenses were exacerbated by CNA's claims handling practices. TeamStaff also filed a complaint with the New Jersey Division of Insurance, which referred the matter to the New Jersey Compensation Rating and Inspection Bureau. The New Jersey Compensation Rating and Inspection Bureau investigated the complaint and proposed a fine against CNA as well as a refund of $0.2 million in policy issuance costs to TeamStaff. The parties are in discussion in an effort to reach an amicable resolution. There can be no assurance that we will be successful in our efforts to settle this matter. In the future, similar problems from our insurance carriers may result in adjustments to our reserves. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

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

Results of Continuing Operations

TeamStaff's revenues for the three months ended March 31, 2005 and 2004 were $10.9 million and $8.8 million, respectively, which represents an increase of $2.1 million, or 23.9%, from second fiscal quarter 2004 to second fiscal quarter 2005. The Medical Staffing division revenues for the three months ended March 31, 2005 and 2004 were $9.9 million and $7.8 million, respectively, which represents an increase of $2.1 million, or 26.6% from second fiscal quarter 2004 to second fiscal quarter 2005. Revenues for the second quarter of fiscal 2005 include $3.6 million related to the acquisition of certain of the assets of Nursing Innovations, a Memphis, Tennessee-based provider of travel and per diem nurses on November 14, 2004 (See Note 4). This helped offset a decrease in the allied healthcare portion of our Medical Staffing division. The Payroll Services division revenues for the three months ended March 31, 2005 and 2004 were virtually unchanged at $1.0 million. TeamStaff's revenues for the six months ended March 31, 2005 and 2004 were $21.1 million and $18.5 million, respectively, which represents an increase of $2.6 million , or 13.8%, from fiscal year 2004 to fiscal year 2005.

We believe hospitals continue to focus on cost efficiencies by placing greater reliance on existing full time staff. This, in turn, has led to less demand for temporary health care professionals. We also believe that, during the recent economic downturn, certain healthcare providers who once traveled for temporary assignments have taken full time jobs, which they view as being more stable or secure. This has provided facilities with a greater pool of full time staff on which to rely. Additionally, we believe the continued lack of growth in hospital admissions nationwide during our second fiscal quarter may have had an adverse impact on demand for our temporary medical staffing services for this period. Longer term, we believe the demand for temporary medical personnel will increase, driven in part, by an aging population and an improving economy, although we continued to see suppressed demand for certain temporary allied healthcare professionals in our second fiscal quarter. We believe demand will increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. The acquisition of certain of the assets of Nursing Innovations provides TeamStaff with the opportunity to benefit from these industry changes that, we believe, impact our temporary nurse staffing business most significantly. We continue to see an increase in demand for travel nurses. We believe our radiation therapy services, which are a key component of our allied segment, will experience a similar increase in demand as travel nurses, as it relies on many of the same business fundamentals. Additionally, we continue to expand our sales and marketing efforts in order to increase our contact with current and prospective clients.

Direct expenses for the three months ended March 31, 2005 and 2004 were $8.3 million and $6.9 million, respectively, which represents an increase of $1.4 million, or 20.3%. This increase is a direct result of increased revenues. As a percentage of revenue, direct expenses for the three months ended March 31, 2005 and 2004 were 75.9% and 78.1%, respectively. Direct expenses for the six months ended March 31, 2005 and 2004 were $15.9 million and $14.4 million, respectively, which represents an increase of $1.5 million, or 10.4%. As a percentage of revenue, direct expenses for the six months ended March 31, 2005 and 2004 were 75.3% and 77.6%, respectively.

Gross profits for the three months ended March 31, 2005 and 2004 were $2.6 million and $1.9 million, respectively, which represents an increase of $0.7 million, or 36.6%. This increase is attributable to the growth by acquisition in our Medical Staffing business as well as more prudent expense management and selected price increases in both the Medical Staffing and Payroll Services division. Gross profits, as a percentage of revenue, increased to 24.1% from 21.9%, for the three months ended March 31, 2005 and 2004, respectively. This increase is primarily due to improved margins in the Medical Staffing division from 17.0% in the second fiscal quarter of 2004, to 20.1% in the second fiscal quarter of 2005. Gross profits for the six months ended March 31, 2005 and 2004 were $5.2 million and $4.2 million, respectively, which represents an increase of $1.0 million, or 25.6%. Gross profits, as a percentage of revenue, increased to 24.7% from 22.4%, for the six months ended March 31, 2005 and 2004, respectively.

Operating expenses for the three months ended March 31, 2005 and 2004 were $3.4 million and $2.9 million, respectively, which represents an increase of $.5 million, or 18.9%. This increase includes $0.2 million of non- recurring write-offs of notes receivable related to TeamStaff's acquisition of BrightLane in 2001. Operating expenses related to Nursing Innovations, which was acquired on November 14, 2004, for the three months ended March 31, 2005 were $0.5 million. After adjusting for operating expenses in the second fiscal quarter 2005 related to Nursing Innovations and the non-recurring write-off, expenses for the quarter decreased 5.0% from 2004 to 2005. Operating expenses, as a percentage of revenue, were 31.5% and 32.8%, for the three months ended March 31, 2005 and 2004, respectively. Operating expenses for the six months ended March 31, 2005 and 2004 were $6.6 million and $6.0 million, respectively. Operating expenses, as a percentage of revenue, were 31.1% and 32.2%, for the six months ended March 31, 2005 and 2004, respectively.

Depreciation and amortization for the three months ended March 31, 2005 and 2004 was $184,000 and $115,000, respectively. Depreciation and amortization for the six months ended March 31, 2005 and 2004 was $332,000 and $187,000. This increase is due to additional depreciation related to capital leases as well as fixed assets acquired as part of the acquisition of certain of the assets of Nursing Innovations.

Other income, which is comprised of interest income and expense, and late fee income, for the three months ended March 31, 2005 and 2004 was $40,000 and $24,000, respectively, representing an increase of $16,000. Other income for the six months ended March 31, 2005 and 2004 was $100,000 and $73,000, respectively.

Income tax benefit from continuing operations for each of the three months ended March 31, 2005 and 2004 was $0.4 million. Income tax benefit from continuing operations for the six months ended March 31, 2005 and 2004 was $0.6 million and $0.7 million, respectively. These tax benefits are a result of losses from operations.

Loss from continuing operations for the three months ended March 31, 2005 was $0.6 million, or $(0.03) per fully diluted share, as compared to loss from continuing operations for the three months ended March 31, 2004 of $0.7 million, or $(0.04) per fully diluted share. Loss from continuing operations for the six months ended March 31, 2005 was $1.0 million, or $(0.06) per fully diluted share, as compared to loss from continuing operations for the six months ended March 31, 2004 of $1.2 million, or $(0.08) per fully diluted share.

Loss from discontinued operations, net of tax, for the three months ended March 31, 2005 was negligible at $36,000, with no impact on earnings per fully diluted share, as compared to loss from discontinued operations, net of tax, for the three months ended March 31, 2004 of $0.3 million, or $(0.02) per fully diluted share. Loss from operations from the discontinued business unit, net of tax, for the three months ended March 31, 2005 and 2004 was $36,000 and $0.3 million, respectively. Loss on disposal, net of tax, for the three months ended March 31, 2005 and 2004, was $0 and $4,000, respectively. Loss from discontinued operations, net of tax, for the six months ended March 31, 2005 and 2004 was $0.2 million and $1.6 million respectively. Loss from operations from the discontinued business unit, net of tax, for the six months ended March 31, 2005 and 2004 was $0.2 million and $0.9 million respectively. In the first six months of fiscal 2005, the loss was due to previously unbilled legal fees and non-cancelable software licenses related to the discontinued business unit. In the first six months of fiscal 2004, TeamStaff generated revenue from the discontinued business unit for only the first six weeks, while certain costs associated with the operation of that business unit continued throughout the period. Loss on disposal, net of tax, for the six months ended March 31, 2005 and 2004 was $1,000 and $0.8 million, respectively. For the first six months of fiscal 2004, the loss is attributable to the writedown of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff's continuing operations offset by estimated sublease of unoccupied office space, investment banking fees and other expenses required to dispose of the discontinued business unit.

Net loss for the three months ended March 31, 2005 was $0.6 million, or ($0.03) per fully diluted share, as compared to a net loss of $1.0 million, or $(0.06) per fully diluted share, for the three months ended March 31, 2004. Net loss for the six months ended March 31, 2005 was $1.2 million, or $(0.07) per fully diluted share, as compared to a net loss of $2.8 million, or $(0.18) per full diluted share, for the six months ended March 31, 2004.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended March 31, 2005 was $1.2 million compared to $0.9 in the six months ended March 31, 2004. Use of cash during the six months ended March 31, 2005 includes increased accounts receivable of $1.8 million primarily due to the operations of Nursing Innovations subsequent to its acquisition on November 14, 2004, increased accrued payroll of $0.7 million, and losses in continuing and discontinued operations, offset by a decrease of $1.8 million in restricted cash related to the release of the letter of credit requirement from Zurich for TeamStaff's workers' compensation policy.

Cash used in investing activities for the six months ended March 31, 2005 was $1.9 million compared to virtually $0.0 in the six months ended March 31, 2004. Use of cash was primarily for the purchase of certain of the assets of Nursing Innovations.

Cash provided by financing activities for the six months ended March 31, 2005 was $4.0 million compared to virtually $0.0 in the six months ended March 31, 2004. During the first fiscal quarter of 2005, TeamStaff entered into Securities Purchase Agreements with several accredited investors for the private sale under Section 4(2) of the Securities Act of 1933 and/or Regulation D of securities for an aggregate purchase price of $4.3 million. The offering consisted of the sale of 2,392,000 shares of Common Stock and 598,000 common stock warrants. The investors in the transaction received one three-year warrant to purchase an additional share of common stock at a price of $2.50 per share for every four shares of common stock purchased in the transaction. Closing of the offering occurred on Wednesday, November 10, 2004. TeamStaff received net proceeds of approximately $4.0 million, after payment of commissions and related offering expenses. SunTrust Robinson Humphrey Capital Markets and Maxim Group LLC served as selling agents on TeamStaff's behalf and received combined commissions of 6.5% of the gross proceeds.

As of March 31, 2005, TeamStaff had unrestricted cash and cash equivalents of $3.9 million and net accounts receivable of $4.8 million. As of March 31, 2005, TeamStaff had working capital of $5.7 million. Management believes its existing cash and funds generated by operations will be sufficient to support cash needs for at least the next twelve months.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report on Form 10-Q. Based on their evaluation, which included an evaluation of the disclosure controls and procedures both in place and implemented with respect to the business of Nursing Innovations that we purchased on November 14, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them.

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

TeamStaff's subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. In connection with TeamStaff's acquisition of Brightlane, the former shareholders of BrightLane were required to place approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $0.3 million threshold. Some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10 per share. On November 20, 2003, the Fulton County Superior Court (to which the action was transferred) awarded summary judgment in BrightLane's favor on all counts of Atomic Fusion's complaint except for a beach of contract claim. A trial was held on Atomic Fusion's breach of contract claim before a jury over four days, from August 16 through August 19, 2004. The jury returned a verdict in Atomic Fusion's favor, awarding $534,246 in damages and $116,849 in attorney's fees, for a total verdict of $651,095, including interest and costs. BrightLane has filed a motion for judgment notwithstanding the verdict, which currently is pending before the court. BrightLane believes that the jury's award of damages and attorneys fees was not supported by Georgia law. BrightLane also has filed a motion to recover certain of its attorneys' fees expended in pursuing its motion for summary judgment. This motion also is pending before the court. Depending upon the outcome of these motions, BrightLane intends to appeal the jury's verdict on liability or damages or both.

In connection with TeamStaff's acquisition of BrightLane effective as of August 31, 2001, persons holding BrightLane options to acquire approximately 2.1 million BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. BrightLane made recourse loans of approximately $1.0 million principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans were repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. The loans were secured by the shares that were received for the option exercise. As of March 31, 2005 approximately $0.7 million of these loans has been repaid or forgiven. All loans were to be repaid in cash with the exception of one loan. Under the terms of TeamStaff's employment agreement with a former executive officer of TeamStaff's BrightLane subsidiary, the loan ($131,000) was forgiven over a two-year period of time. We have commenced litigation against two of the persons who received loans and these persons filed counterclaims against BrightLane and our Chairman. The parties are currently discussing settlement of the suits. For the quarter ended March 31, 2005, TeamStaff recognized an expense in the amount of $190,000 representing a partial write-down of the original principal amount of the loan.

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

ITEM 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1.0 million in common stock. Since inception we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2.4 million. No shares were repurchased during the quarter ended March 31, 2005. As of March 31, 2005, TeamStaff retired 574,470 of the 581,470 shares of treasury stock. We do not currently have any plans to repurchase our securities.

The Registrant previously reported the sale of equity securities on Form 8-K dated November 12, 2004. See the description contained in the Form 8-K or also in the notes to financial statements above which are incorporated by reference to this Item 2. No securities were sold by TeamStaff during the most recent fiscal quarter.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Form of Director Plan Non-Qualified Stock Option Agreement dated as of March 31, 2005 between TeamStaff, Inc. and Peter Black.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The following reports were filed during the quarter ended March 31, 2005.

Date of Report	Item Reported
January 5, 2005	Item 5 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers (in connection with an independent member of the Board of Directors named as a TeamStaff employee)
January 31, 2005	Item 8 Other Events (in connection with the effectiveness of TeamStaff's registration statement)
February 14, 2005	Item 2 Results of Operations and Financial Condition; Item 9 Financial Statements and Exhibits (in connection with TeamStaff's earnings release for the fiscal quarter ended December 31, 2004)
February 24, 2005	Item 1 Entry into Material Definitive Agreement; Item 9 Financial Statements and Exhibits (in connection with entry into occupancy lease for Clearwater, Florida office space)
March 10, 2005	Item 8 Other Events (in connection with the departure of TeamStaff's Vice President, General Counsel and Secretary, Edmund C. Kenealy)
March 30, 2005	Item 5 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers (in connection with the appointment of a new member to TeamStaff's Board of Directors)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAMSTAFF, INC. (Registrant)
/s/ T. Kent Smith T. Kent Smith President and Chief Executive Officer
/s/ Rick Filippelli Rick Filippelli Vice President, Finance and Chief Financial Officer

Date: May 13, 2005