Form 10-Q
period 2005-06-30
TEAMSTAFF INC
filed 2005-08-12
CIK 785557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes      No

19,313,125 shares of Common Stock, par value $.001 per share, were outstanding as of June 30, 2005 and 19,278,270 shares of Common Stock, par value $.001 per share, were outstanding as of August 12, 2005.

TEAMSTAFF, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2005

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(Page 1 of 2)

ASSETS	JUNE 30, 2005	SEPTEMBER 30, 2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,994	$3,060
Restricted cash	—	1,800
Accounts receivable, net of allowance for doubtful accounts of $64 and $39 at June 30, 2005 and September 30, 2004, respectively	9,381	3,013
Deferred tax asset	570	90
Prepaid workers' compensation	1,071	1,000
Other current assets	998	1,267
Total current assets	14,014	10,230
EQUIPMENT AND IMPROVEMENTS:
Furniture & equipment	3,421	2,795
Computer equipment	507	367
Computer software	1,226	1,134
Leasehold improvements	238	210
	5,392	4,506
Less accumulated depreciation and amortization	(4,023)	(3,589)
Equipment and improvements, net	1,369	917
DEFERRED TAX ASSET, net of current portion	17,902	16,723
TRADENAME	4,199	4,199
GOODWILL	10,129	1,710
OTHER ASSETS: Prepaid workers' compensation, net of current portion	2,600	3,341
Other assets	449	309
Total other assets	3,049	3,650
TOTAL ASSETS	$50,662	$37,429

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(Page 2 of 2)

LIABILITIES AND SHAREHOLDERS' EQUITY	JUNE 30, 2005	SEPTEMBER 30, 2004
	(unaudited)
CURRENT LIABILITIES:
Bank line of credit	$4,240	$—
Current portion of capital lease obligations	172	112
Notes payable	1,665	—
Accrued workers' compensation	2,050	1,626
Accrued payroll	1,948	782
Accrued pension liability	389	588
Accounts payable	1,445	731
Accrued expenses and other current liabilities	1,457	770
Total current liabilities	13,366	4,609
CAPITAL LEASE OBLIGATIONS, net of current portion	257	24
NOTES PAYABLE, net of current portion	1,500	—
ACCRUED PENSION LIABILITY, net of current portion	642	840
LIABILITIES FROM DISCONTINUED OPERATIONS	532	963
Total liabilities	16,297	6,436
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 19,320 and 15,721 at June 30, 2005 and September 30, 2004, respectively; outstanding 19,313 and 15,714 at June 30, 2005 and September 30, 2004, respectively	19	16
Additional paid-in capital	68,665	62,963
Retained (deficit) earnings	(34,100)	(31,651)
Accumulated comprehensive losses	(195)	(311)
Treasury stock, 7 shares at cost at June 30, 2005 and September 30, 2004, respectively	(24)	(24)
Total shareholders' equity	34,365	30,993
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$50,662	$37,429

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the three months ended June 30,
	2005	2004
REVENUES	$13,516	$9,642
DIRECT EXPENSES	10,753	7,333
Gross profit	2,763	2,309
OPERATING EXPENSES	3,825	2,956
DEPRECIATION AND AMORTIZATION	103	112
Loss from operations	(1,165)	(759)
OTHER INCOME (EXPENSE):
Interest income	9	22
Interest expense	(45)	(13)
Other income	43	53
	7	62
Loss before tax	(1,158)	(697)
INCOME TAX BENEFIT	440	266
Loss from continuing operations	(718)	(431)
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $330 and $177 for quarters ended June 30, 2005 and 2004, respectively	(532)	(287)
Loss from disposal, net of tax benefit of $0 and $86 for quarters ended June 30, 2005 and 2004, respectively	—	(138)
	(532)	(425)
Net loss	(1,250)	(856)
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment, net of tax	28	4
COMPREHENSIVE LOSS	$(1,222)	$(852)
LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.04)	$(0.03)
Loss from discontinued operations	(0.03)	(0.02)
Net loss	$(0.07)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	18,398	15,714
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	18,398	15,714

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the nine months ended June 30,
	2005	2004
REVENUES	$34,616	$28,179
DIRECT EXPENSES	26,638	21,717
Gross profit	7,978	6,462
OPERATING EXPENSES	10,388	8,915
DEPRECIATION AND AMORTIZATION	435	300
Loss from operations	(2,845)	(2,753)
OTHER INCOME (EXPENSE):
Interest income	44	34
Interest expense	(77)	(71)
Other income	140	173
	107	136
Loss before tax	(2,738)	(2,617)
INCOME TAX BENEFIT	1,041	996
Loss from continuing operations	(1,697)	(1,621)
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $468 and $706 for nine months ended June 30, 2005 and 2004, respectively	(754)	(1,145)
Income (loss) from disposal, net of tax benefit of $0 and $571 for nine months ended June 30, 2005 and 2004, respectively	1	(921)
	(753)	(2,066)
Net loss	(2,450)	(3,687)
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment, net of tax	116	12
COMPREHENSIVE LOSS	$(2,334)	$(3,675)
LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.10)	$(0.10)
Loss from discontinued operations	(0.04)	(0.13)
Net loss	$(0.14)	$(0.23)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	17,844	15,714
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	17,844	15,714

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Page 1 of 2)
(Unaudited)

	For the nine months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,697)	$(1,621)
Adjustments to reconcile net loss to net cash used by operating activities, net of acquired businesses:
Deferred income taxes	(1,565)	(90)
Depreciation and amortization	434	300
Provision for doubtful accounts	25	150
Changes in operating assets and liabilities, net of acquired businesses:
Decrease (increase) in restricted cash	1,800	(536)
(Increase) decrease in accounts receivable	(1,668)	1,207
Decrease (increase) in other current assets	567	(628)
Decrease (increase) in other assets	635	(2,214)
Increase (decrease) in accounts payable, accrued payroll, accrued expenses and other current liabilities	1,103	(2,278)
(Decrease) in pension liability	(397)	(247)
Change in net assets held for sale & loss from discontinued operations	(1,184)	5,133
Net cash (used in) operating activities	(1,947)	(824)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software	(106)	(19)
Payments for purchase of Nursing Innovations	(1,866)	—
Payments for purchase of RS Staffing, net of cash acquired	(2,695)	—
Net cash (used in) investing activities	(4,667)	(19)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing on revolving line of credit	4,240	—
Payment of bank line of credit acquired from RS Staffing	(2,560)	—
Principal payments on notes payable	(56)	—
Principal payments under capital leases obligations	(148)	(45)
Proceeds from issuance of common stock, net of issuance costs	3,956	—
Proceeds from capital lease	—	50
Net comprehensive income on pension	116	12
Net cash provided by financing activities	5,548	17
Net (decrease) in cash and cash equivalents	(1,066)	(826)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,060	4,329
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,994	$3,503

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Page 2 of 2)
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$77	$71
Income taxes	$195	$46

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITY:

The Company recorded $391,000 in capital leases during the nine months ended June 30, 2005.

The company purchased all the capital stock of RS Staffing Services for $8.0 million as of June 4, 2005. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$12,882
Cash paid for capital stock	(3,250)
Notes payable issued for capital stock	(3,000)
Common stock issued for capital stock	(1,750)
Acquisition related expenses	(163)
Liabilities assumed	$4,719

The accompanying notes to consolidated financial statements
are an integral part of these consolidated statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited)

(1)    ORGANIZATION AND BUSINESS:

TeamStaff, Inc., a New Jersey corporation, was founded in 1969 as a payroll service company and has evolved into a leading provider of payroll and temporary and permanent medical and administrative staffing services throughout the 50 states.

TeamStaff's corporate headquarters is in Somerset, New Jersey. TeamStaff has offices located in Clearwater, Florida, Memphis, Tennessee, New Orleans, Louisiana, Monroe, Georgia, Decatur, Georgia, and Atlanta, Georgia.

When we use the term "TeamStaff," we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and our TeamStaff Rx, Inc. and RS Staffing Services, Inc. (See Note 3) subsidiaries.

TeamStaff's wholly-owned subsidiaries also include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc., and BrightLane.com, Inc. As a result of the sale of our PEO business in fiscal year 2004, many of these subsidiaries are not actively operating.

TeamStaff provides specialized healthcare and other staffing and payroll administration services. TeamStaff is a provider of nursing and allied healthcare professionals and operates through three medical staffing units. TeamStaff's RS Staffing subsidiary specializes in providing medical and office administration/technical professionals through nationwide schedule contracts with both the General Services Administration and Veterans Affairs. The TeamStaff Rx subsidiary operates throughout the US and specializes in the supply of allied medical employees and nurses, especially "travel" staff (typically 13 week assignments). Allied medical staff includes MRI technicians, mamographers, dosimetrists, ultrasound staff and physicists. We believe our medical staffing subsidiary is one of the top providers in the niche medical imaging field, placing temporary employees for over 238 clients. TeamStaff's Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services.

Through its DSI Payroll Services division, TeamStaff provides customized payroll management and tax services, primarily to the construction industry. DSI's service offerings include payroll check processing via web, phone or fax, federal and state quarterly and year-end tax compliance reports, W-2 processing and financial management reports, including certified payroll reports and custom software interfaces. DSI processes payrolls for approximately 700 clients that have more than 30,000 employees.

Basis of Presentation:

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent and SAB 104, Revenue Recognition. TeamStaff recognizes all amounts billed to its temporary staffing customers as gross revenue because, among other things, TeamStaff is the primary obligor in the temporary staffing arrangement, TeamStaff has pricing latitude, TeamStaff selects temporary employees for a given assignment from a broad pool of individuals, TeamStaff is at risk for the payment of its direct costs and TeamStaff assumes a significant amount of other risks and liabilities as an employer of its temporary employees. Therefore, TeamStaff is deemed to be a "principal" with respect to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by temporary employees which have not yet been billed to the customer as of the end of the applicable accounting period.

Staffing revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff's direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally, commissions from permanent placements are included in Staffing revenue. Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer's workforce as a permanent employee.

Payroll Services revenue is recognized as service is rendered and consists primarily of administrative service fees charged to clients for the processing of paychecks, as well as preparing quarterly and annual payroll related reports.

The consolidated financial statements included herein have been prepared by TeamStaff, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. TeamStaff believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TeamStaff's latest annual report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include the accounts of TeamStaff, Inc., and its subsidiaries as of the date of acquisition, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

See "Stock-Based Incentive Compensation" below for the pro forma net income and net income per share amounts, for the quarter and nine months ended June 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating whether the requirements under SFAS 123(R) will have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

Stock-Based Compensation:

At June 30, 2005, TeamStaff has two stock-based employee compensation plans, which are described more fully in TeamStaff's latest annual report on Form 10-K. TeamStaff accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

(Amounts in thousands, except per share data)	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,250)	$(856)	$(2,450)	$(3,687)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(63)	(70)	(187)	(190)
Pro forma net loss	$(1,313)	$(926)	$(2,637)	$(3,877)
Loss per share:
Basic & diluted-as reported	$(0.07)	$(0.05)	$(0.14)	$(0.23)
Basic & diluted-pro forma	$(0.07)	$(0.06)	$(0.15)	$(0.25)

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions: dividend yield of 0%, risk-free interest rate of 3.5% and 3.2% in fiscal year 2005 and 2004, respectively, and expected option life of 4 years. Expected volatility was assumed to be 47% and 69% in fiscal year 2005 and 2004, respectively.

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Amounts in thousands)	2005	2004	2005	2004
Weighted average number of common shares outstanding-basic	18,398	15,714	17,844	15,714
Incremental shares for assumed conversion of stock options/warrants	—	—	—	—
Weighted average number of common shares outstanding-diluted	18,398	15,714	17,844	15,714

Stock options and warrants outstanding at June 30, 2005 to purchase 1,927,000 shares of common stock and at June 30, 2004 to purchase 1,315,797 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

Income Taxes:

TeamStaff, Inc. has recorded an $18.5 million deferred tax asset as of June 30, 2005 and $16.8 million as of September 30, 2004. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax basis of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of historical profitability and its ability to generate operating income in the future. The acquisitions of RS Staffing and Nursing Innovations, two historically profitable companies, coupled with an improving business climate for temporary medical staffing will help drive TeamStaff's return to profitability. Management believes it will generate enough future profits to utilize the carrying value of its deferred tax asset.

Payroll Taxes:

TeamStaff has received notices from the IRS and state agencies claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the recent sale of certain assets as described elsewhere, TeamStaff operated through 17 subsidiaries, and management believes that the IRS and the certain state taxing authorities have not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS and various state agencies to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist it in resolving certain of these matters with the IRS. TeamStaff believes that after the IRS and those certain state taxing authorities apply all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these federal and state matters will be resolved favorably.

Comprehensive Income:

TeamStaff has cumulative comprehensive losses resulting from its Supplemental Executive Retirement Plan (See Note 8). When the Company's SERP obligations were measured at June 30, 2005, the recorded SERP liability exceeded the Projected Benefits Obligation. These changes resulted in comprehensive income net of tax for the three months ended June 30, 2005 and 2004 of $28,000 and $4,000, respectively, and for the nine months ended June 30, 2005 and 2004 of $116,000 and $12,000, respectively. No other sources of comprehensive gains or losses occurred.

Workers' Compensation:

As discussed more fully below, TeamStaff's current workers' compensation insurance program is provided by Zurich American Insurance Company. The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account by a third party. A letter of credit for $3.5 million was secured through Fleet Bank, as part of TeamStaff's line of credit. However, effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. On May 12, 2004, TeamStaff received $963,000 in return premiums from Zurich. At June 30, 2005, TeamStaff has a prepaid asset of $3.6 million for the premiums and the prepayments made to the trust for both years of the Zurich plan. A reduction of the prepaid asset in the amount of $0.5 million was recorded in the quarter ended June 30, 2005 as a result of adverse claims development for the period April 1, 2002 through November 17, 2003. This write-down was predominantly driven by one claim that caused the Company to increase its maximum exposure to equal the policy deductible. TeamStaff estimates that, of the remaining prepaid asset, approximately an additional $1.0 million in return premiums will be received within the next twelve months, and this is reflected on the balance sheet at June 30, 2005 as a current asset.

In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of the policy described immediately above as of November 17, 2003.

TeamStaff then entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar Hill and claims handling services are provided by GAB Robins. This program was a fully-insured, guaranteed cost program that contained no deductible or retention feature (the "Zurich Policy"). The Zurich Policy expired April 1, 2004. Effective April 1, 2004, TeamStaff entered into a new workers' compensation program with Zurich for the period April 1, 2004 through March 31, 2005 identical to the Zurich Policy. Effective April 1, 2005, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2005 through March 31, 2006. This renewal is also identical to the Zurich Policy.

As of June 30, 2005, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA for the workers' compensation programs covering January 22, 2001 through March 22, 2002. CNA initially claimed that TeamStaff owed approximately $4.4 million under the programs. TeamStaff disputed certain of these amounts and believes that its ultimate program expenses are dramatically lower than those calculated by CNA. TeamStaff also believes that its program expenses may have been exacerbated by CNA's claims handling practices. TeamStaff filed a complaint with the New Jersey Division of Insurance, which referred the matter to the New Jersey Compensation Rating and Inspection Bureau. The New Jersey Compensation Rating and Inspection Bureau investigated the complaint and proposed a fine against CNA as well as a refund of $0.2 million in policy issuance costs to TeamStaff. The parties are presently in negotiation to reach an amicable resolution. The parties have agreed in principle to a settlement in the amount of $2.05 million and are currently discussing mutually agreeable payment terms. This amount is reflected on TeamStaff's balance sheet as a liability as of June 30, 2005. However, there can be no assurance of a final settlement until a written agreement is executed.

(3)    BUSINESS COMBINATIONS:

Acquisition of RS Staffing Services, Inc.:

TeamStaff, Inc. completed its acquisition of RS Staffing Services, Inc. pursuant to the terms of a Stock Purchase Agreement dated as of May 26, 2005. Closing of the transaction was completed for accounting purposes as of June 4, 2005. TeamStaff acquired all of the capital stock of RS Staffing Services for a purchase price of $8.0 million consisting of $3.25 million in cash, $3.0 million in a 2-year note and $1.75 million in TeamStaff common stock (1,206,896 shares). The note issued by TeamStaff as part of the purchase price bears interest at 5% per annum, is payable one half in one year and the remaining balance in two years, and is secured by a lien on certain assets of the business, subject to any prior liens to be granted in connection with financing for the transaction. The shares issued are restricted shares. In addition, there is a one-year earn out of up to $2.0 million based upon the achievement of specified performance targets for the business. The principals of RS Staffing Services will continue as management of RS Staffing Services pursuant to employment agreements with each of them. RS Staffing Services, headquartered in Monroe, GA., specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration ("GSA") and Veterans Affairs ("VA"), and to other customers.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

(Amounts in thousands)
Current assets	$5,865
Property, plant, and equipment	204
Goodwill	6,738
Other assets	75
Total assets acquired	12,882
Current liabilities	4,680
Long term liabilities	39
Total liabilities assumed	4,719
Net assets acquired	$8,163

Included in Goodwill is $163,000 of expenses directly related to the acquisition.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

(Amounts in thousands)
Property, plant, & equipment	$185
Goodwill	1,681
Total assets acquired	1,866
Total liabilities assumed	—
Net assets acquired	$1,866

Included in Goodwill is $66,000 of expenses directly related to the acquisition.

The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and acquired companies as if the acquisitions had occurred on October 1, 2003, the beginning of the earliest period presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Revenues	$20,692	$23,285	$66,231	$66,097
Net loss	$(1,515)	$(321)	$(2,278)	$(3,325)
Earnings per share – basic and diluted	$(0.08)	$(0.02)	$(0.12)	$(0.17)

The number of common shares outstanding used to calculate pro forma earnings per share have been adjusted to include 2,392,000 shares issued as the source of financing for the Nursing Innovations acquisition and 1,206,896 shares issued as part of the RS Staffing Services acquisition, as if these shares had been outstanding as of the earliest period presented.

These proforma results for the three and nine months ended June 30, 2005 include $175,000 of additional expense recorded by RS Staffing, prior to acquisition, predominately related to outstanding former employee claims, as well as $300,000 of non recurring incentives paid to its owners, prior to the acquisition. This table also does not reflect cost savings of approximately $15,000 and $114,000 for the three months ended June 30, 2005 and 2004 and approximately $115,000 and $335,000 for the nine months ended June 30, 2005 and 2004, respectively, that would have potentially been eliminated due to cost synergies between the companies as part of the acquisition.

(4)    DISCONTINUED OPERATIONS:

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

There were no revenues for the PEO segment for the three months ended June 30, 2005 and 2004. Net revenues for the PEO segment for the nine months ended June 30, 2005 and 2004 were $0 and $11.6 million, respectively.

The following chart details assets and liabilities from discontinued operations:

(amounts in thousands)	June 30, 2005	September 30, 2004
ASSETS	$0	$0
LIABILITIES
Accrued occupancy	$532	$963
Total liabilities	$532	$963

Liability Balances (amounts in thousands)	March 31, 2005 Balance	Expensed This Quarter	Paid This Quarter	June 30, 2005 Balance
Accrued expenses and other current liabilities	$699	$—	$167	$532
Total	$699	$—	$167	$532

(5)    COMMITMENT AND CONTINGENCY:

On June 30, 2005 TeamStaff entered into a two-year employment agreement with Mr. T. Kent Smith, its President and Chief Executive Officer. The term of the agreement commences on October 1, 2005 and terminates on September 30, 2007. The material terms of Mr. Smith's employment agreement provide for a base salary of $250,000 per annum and standard Company executive benefits. In addition, Mr. Smith is eligible to receive a bonus equal to up to 70% of his base salary upon satisfaction of performance based criteria. Mr. Smith will be considered for future salary increases as may be determined by the Management Resources and Compensation Committee of the Board of Directors. Mr. Smith will be eligible to participate in the Company's incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Smith is terminated without cause and one year of severance in all circumstances other than for termination "for cause." In the event that there is a change of control of TeamStaff and Mr. Smith's employment is terminated (or his position is changed), Mr. Smith will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A "change of control" is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company's outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

On June 30, 2005 TeamStaff entered into a two-year employment agreement with Mr. Rick J. Filippelli, its Vice President and Chief Financial Officer. The term of the agreement commenced on June 30, 2005 and terminates on September 30, 2007. The material terms of Mr. Filippelli's employment agreement provide for a base salary of $225,000.00 per annum, a potential bonus of up to 70% and standard Company executive benefits, upon substantially the same terms as provided for Mr. Smith. Mr. Filippelli will be considered for future compensation increases as may be determined by the Management Resources and Compensation Committee of the Board of Directors. Mr. Filippelli will be eligible to participate in the Company's incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Filippelli is terminated without cause and one year of severance in all circumstances other than for termination "for cause." In the event that there is a change of control of TeamStaff and Mr. Filippelli's employment is terminated (or his position is changed), Mr. Filippelli will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A "change of control" is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company's outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

(6)    DEBT:

In connection with the acquisition of RS Staffing Services, Inc. (see Note 3), TeamStaff secured financing with PNC Bank, National Association. TeamStaff, Inc. closed a $7.0 million revolving credit facility to be used for working capital needs and to provide funding for a portion of the purchase price for RS Staffing. The credit facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Revolving Credit advances under the credit facility will bear interest at either a PNC bank internal rate that approximates the Prime Rate plus 25 bps or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum EBITDA, and minimum consolidated debt service coverage ratio. The facility is subject to acceleration upon non-payment or various other standard default clauses. For the period ended June 30, 2005, TeamStaff was in compliance with the above mentioned covenants. At June 30, 2005, the outstanding balance of the credit facility was $4.2 million.

In connection with the acquisition of RS Staffing, TeamStaff issued two promissory notes to the former owners of RS Staffing as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by PNC Bank described above. One half of the principal and interest is due on June 8, 2006 and the remaining is due in June 2007.

In connection with the acquisition of RS Staffing, TeamStaff assumed several short term notes payable with AI Credit Corp for the financing of various RS Staffing insurance premiums. As of June 30, 2005, the remaining principal balance on these notes was approximately $165,000. Interest rates range from 4.75% to 6.0% with maturity dates ranging from August 2005 through February 2006.

(7)    STOCK OPTIONS AND WARRANTS:

During the quarter ended June 30, 2005, TeamStaff granted 5,000 options at an average price of $1.44 per share, 122,000 options expired or were cancelled unexercised, and no options were exercised. During the nine months ended June 30, 2005, TeamStaff granted 290,000 options at an average price of $1.94 per share, 213,941 options expired or were cancelled unexercised, and no options were exercised. During the quarter ended June 30, 2004, TeamStaff granted 150,000 options at an average price of $2.30, 93,740 options expired or were cancelled unexercised, and no options were exercised. During the nine months ended June 30, 2004, TeamStaff granted 200,000 options at an average price of $2.24 per share, 319,675 options expired or were cancelled unexercised, and no options were exercised.

During the quarter ended June 30, 2005, no warrants were issued, no warrants expired unexercised, and no warrants were exercised. During the nine months ended June 30, 2005, TeamStaff granted warrants to purchase 598,000 shares of common stock in conjunction with a private placement stock offering. The cash received from the transaction has been allocated among common stock and warrants based on the relative fair market value of the components. During the quarter ended June 30, 2004, no warrants were issued, no warrants expired unexercised, and no warrants were exercised. During the nine months ended June 30, 2004, no warrants were issued, 21,428 warrants expired unexercised, and no warrants were exercised.

(8)    SUPPLEMENTAL RETIREMENT PLAN:

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

Cash payments aggregating $0.4 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer during the first nine months of fiscal 2005.

Components of Net Periodic Benefit Cost:

	Three Months Ended June 30,		Nine Months Ended June 30,
(amounts in thousands)	2005	2004	2005	2004
Interest cost	$8	$39	$25	$80
Amortization of net loss	14	27	49	57
Settlement charges	30	88	143	276
Total pension cost	$52	$154	$217	$413

(9)    SEGMENT REPORTING:

As a part of continuing operations, TeamStaff operates two different lines of business: staffing (principally medical staffing) and payroll services. TeamStaff provides nursing and allied healthcare professionals and operates through three medical staffing units. TeamStaff's RS Staffing subsidiary specializes in providing medical and office administration/technical professionals through nationwide schedule contracts with both the General Services Administration and Veterans Affairs, among other customers. The TeamStaff Rx subsidiary operates throughout the US and specializes in the supply of allied medical employees and nurses, especially "travel" staff (typically 13 week assignments). Allied medical staff includes MRI technicians, mamographers, dosimetrists, ultrasound staff and physicists. TeamStaff's Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. All TeamStaff Rx and Nursing Innovations revenues, and approximately 70 percent of RS Staffing revenues, are derived from medical staffing.

Through its DSI Payroll Services division, TeamStaff provides customized payroll management and tax services, primarily to the construction industry. DSI's service offerings include payroll check processing via web, phone or fax, federal and state quarterly and year-end tax compliance reports, W-2 processing and financial management reports, including certified payroll reports and custom software interfaces. DSI processes payrolls for approximately 700 clients that have more than 30,000 employees.

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

The following table represents the financial results for each of TeamStaff's segments:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Staffing Services:
Revenues:	$12,427	$8,578	$31,178	$24,815
Income before tax:	$302	$456	$983	$827
Payroll Services:
Revenues:	$1,089	$1,064	$3,438	$3,364
Income before tax:	$377	$371	$1,220	$1,331
Corporate:
Revenues:	$—	$—	$—	$—
Loss before tax:	$(1,837)	($1,524)	$(4,941)	($4,775)
Consolidated:
Revenues:	$13,516	$9,642	$34,616	$28,179
Loss before tax:	$(1,158)	($697)	$(2,738)	($2,617)

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

Certain statements contained herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are managements best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with risks undertaken in connection with acquisitions, risks from potential workers' compensation claims, increased insurance costs and required payments, risks from employer/employee related suits such as discrimination or wrongful termination, risk associated with medical professional liability claims, risks associated with payroll and employee related taxes which may require unanticipated payments by TeamStaff, liabilities associated with TeamStaff's status under certain federal and state employment laws as a co-employer, effects of competition, TeamStaff's ability to implement its internet based business and technological changes and dependence upon key personnel. These and other risks are stated in detail in our Report on Form 10-K for the fiscal year ended September 30, 2004 and other reports and filings made by TeamStaff.

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

Revenue Recognition

For the three and nine months ended June 30, 2005, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services.

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

Staffing (whether medical or administrative) revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff's direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally, commissions from permanent placements are included in revenue related to Medical Staffing. Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer's workforce as a permanent employee.

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

Workers' Compensation

As discussed more fully below, TeamStaff's current workers' compensation insurance program is provided by Zurich American Insurance Company. The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account by a third party. A letter of credit for $3.5 million was secured through Fleet Bank, as part of TeamStaff's line of credit. However, effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. Claims handling services for the program are provided by GAB Robins, a third party administrator. On May 12, 2004, TeamStaff received $963,000 in return premiums from Zurich. At June 30, 2005, TeamStaff has a prepaid asset of $3.6 million for the premiums and the prepayments made to the trust for both years of the Zurich plan. A reduction of the prepaid asset in the amount of $0.5 million was recorded in the quarter ended June 30, 2005 as a result of adverse claims development for the period April 1, 2002 through November 17, 2003. This write-down was predominantly driven by one claim that caused the Company to increase its maximum exposure to equal the policy deductible. TeamStaff estimates that, of the remaining prepaid asset, approximately an additional $1.0 million in return premiums will be received within the next twelve months, and this is reflected on the balance sheet at June 30, 2005 as a current asset.

In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of the policy described immediately above as of November 17, 2003.

TeamStaff then entered into a new workers' compensation program with Zurich covering TeamStaff's temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar Hill and claims handling services are provided by GAB Robins. This program was a fully-insured, guaranteed cost program that contained no deductible or retention feature (the "Zurich Policy"). The Zurich Policy expired April 1, 2004. Effective April 1, 2004, TeamStaff entered into a new workers' compensation program with Zurich for the period April 1, 2004 through March 31, 2005 identical to the Zurich Policy. Effective April 1, 2005, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2005 through March 31, 2006. This renewal is also identical to the Zurich Policy.

As of June 30, 2005, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers which may include loss data for claims incurred during prior policy periods. TeamStaff has encountered difficulties in receiving timely reporting of claims from CNA for the workers' compensation programs covering January 22, 2001, through March 22, 2002. CNA initially claimed that TeamStaff owed approximately $4.4 million under the programs. TeamStaff disputed certain of these amounts and believes that its ultimate program expenses are dramatically lower than those calculated by CNA. TeamStaff also believes that its program expenses may have been exacerbated by CNA's claims handling practices. TeamStaff filed a complaint with the New Jersey Division of Insurance, which referred the matter to the New Jersey Compensation Rating and Inspection Bureau. The New Jersey Compensation Rating and Inspection Bureau investigated the complaint and proposed a fine against CNA as well as a refund of $0.2 million in policy issuance costs to TeamStaff. The parties are presently in negotiation to reach an amicable resolution. The parties have agreed in principle to a settlement in the amount of $2.05 million and are currently discussing mutually agreeable payment terms. This amount is reflected on TeamStaff's balance sheet as a liability for the quarter ending June 30, 2005. However, there can be no assurance of a final settlement until a written agreement is executed.

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

Results of Continuing Operations

TeamStaff's revenues for the three months ended June 30, 2005 and 2004 were $13.5 million and $9.6 million, respectively, which represents an increase of $3.9 million, or 40.2%, from third fiscal quarter 2004 to third fiscal quarter 2005. Revenues from staffing services for the three months ended June 30, 2005 and 2004 were $12.4 million and $8.5 million, respectively, which represents an increase of $3.9 million, or 44.9% from third fiscal quarter 2004 to third fiscal quarter 2005. Revenues for the third quarter of fiscal 2005 include $3.6 million related to the acquisition of certain of the assets of Nursing Innovations, a Memphis, Tennessee-based provider of travel and per diem nurses on November 14, 2004 (See Note 3 of Notes to Consolidated Financial Statements) and $3.0 million related to the acquisition of RS Staffing Services, a Monroe, Georgia-based provider of medical and office administration/technical professionals on June 4, 2005 (See Note 3 of Notes to Consolidated Financial Statements.) These acquisitions helped offset a decrease in the allied healthcare portion of our Staffing Services division. The Payroll Services division revenues for the three months ended June 30, 2005 and 2004 were virtually unchanged at $1.1 million. TeamStaff's revenues for the nine months ended June 30, 2005 and 2004 were $34.6 million and $28.2 million, respectively, which represents an increase of $6.4 million, or 22.8%, from fiscal year 2004 to fiscal year 2005. Revenues for the nine months ended June 30,2005 include $8.8 million related to Nursing Innovations and $3.0 million related to RS Staffing.

We believe that during the first half of calendar 2005, hospitals continued to focus on cost efficiencies by placing greater reliance on existing full time staff. This, in turn, led to less demand for temporary health care professionals. We also believe that some healthcare providers who once traveled for temporary assignments took full time jobs, specifically because they viewed them as more stable or secure. This trend also provided facilities with a greater pool of full time staff on which to rely. We also believe that the continued lack of growth in hospital admissions nationwide during our third fiscal quarter may have had an adverse impact on demand for our temporary medical staffing services for this period.

We did see increases in demand as well as increases in applicants entering the field for traveling nurses during our third fiscal quarter. This translated into a 10 percent sequential quarterly increase in the average number of travelers in our Nursing Innovations division. Recovery in our allied segment still continued to be slower than expected, however, as hospitals sought to contain costs by limiting temporary staff in higher cost areas. We experienced an upturn in demand in June and believe that since the business fundamentals are similar between nursing and allied, that the allied sector will eventually rebound as well.

Longer term, we believe the demand for temporary medical personnel will increase. Key drivers in our major business segments include an aging population, an improving employment environment and growth in hospital admissions. We believe demand will also increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. The acquisition of certain of the assets of Nursing Innovations provides TeamStaff with the opportunity to benefit from these industry changes that, we believe, impact our temporary nurse staffing business most significantly.

Our acquisition of RS Staffing completed in early June gives us a strong presence in the government sector and provides us with an opportunity to cross sell to our nursing and allied divisions. We believe our radiation therapy services, which are a key component of our allied segment, will experience a similar increase in demand as travel nurses, as it relies on many of the same business fundamentals. Additionally, we continue to expand our sales and marketing efforts in order to increase our contact with current and prospective clients.

Direct expenses for the three months ended June 30, 2005 and 2004 were $10.7 million and $7.3 million, respectively, which represents an increase of $3.4 million, or 46.6%. This increase is a direct result of increased revenues. As a percentage of revenue, direct expenses for the three months ended June 30, 2005 and 2004 were 79.6% and 76.1%, respectively. Direct expenses for the nine months ended June 30, 2005 and 2004 were $26.6 million and $21.7 million, respectively, which represents an increase of $4.9 million, or 22.7%. As a percentage of revenue, direct expenses for the nine months ended June 30, 2005 and 2004 were 77.0% and 77.1%, respectively.

Gross profits for the three months ended June 30, 2005 and 2004 were $2.8 million and $2.3 million, respectively, which represents an increase of $0.5 million, or 19.7%. This increase is attributable to the growth by acquisition in our Medical Staffing business as well as more prudent expense management and selected price increases in both the Medical Staffing and Payroll Services division. Gross profits, as a percentage of revenue, decreased to 20.4% from 23.9%, for the three months ended March 31, 2005 and 2004, respectively. This decrease is primarily due to the inclusion of RS Staffing in the third quarter of fiscal 2005 and costs related to staffing teaming partners. Gross profits for the nine months ended June 30, 2005 and 2004 were $8.0 million and $6.5 million, respectively, which represents an increase of $1.5 million, or 23.5%. Gross profits, as a percentage of revenue, remained virtually unchanged for the nine months ended June 30, 2005 and 2004, at 23.0% and 22.9%, respectively.

Operating expenses for the three months ended June 30, 2005 and 2004 were $3.8 million and $3.0 million, respectively, which represents an increase of $.8 million, or 29.4%. This increase includes $0.5 million of workers' compensation receivable write-offs related to adverse claims development for the period April 1, 2002 through November 17, 2003(the date of sale of the discontinued PEO operation.) Operating expenses related to Nursing Innovations, which was acquired on November 14, 2004, for the three months ended June 30, 2005 were $0.5 million. Operating expenses related to RS Staffing, from the date of acquisition on June 4, 2005 through June 30, 2005 were $0.2 million. After adjusting for operating expenses in the third fiscal quarter 2005 related to Nursing Innovations and RS Staffing and the worker's compensation receivable write-off, expenses for the quarter decreased 13% from 2004 to 2005. Operating expenses, as a percentage of revenue, were 28.3% and 30.7%, for the three months ended June 30, 2005 and 2004, respectively. Operating expenses for the nine months ended June 30, 2005 and 2004 were $10.4 million and $8.9 million, respectively. For the nine months ended June 30, 2005, these expenses include $1.3 million related to Nursing Innovations, $0.2 million related to RS Staffing, $0.5 related to the worker's compensation receivable write-off and $0.2 from non-recurring write-offs related to TeamStaff's acquisition of Brightlane in 2001. Operating expenses, as a percentage of revenue, were 30.0% and 31.6%, for the nine months ended June 30, 2005 and 2004, respectively.

Depreciation and amortization for the three months ended June 30, 2005 and 2004 was $103,000 and $112,000, respectively. Depreciation and amortization for the nine months ended June 30, 2005 and 2004 was $0.4 million and $0.3 million, respectively. This increase is due to additional depreciation related to capital leases as well as fixed assets acquired as part of the acquisitions of Nursing Innovations and RS Staffing.

Other income, which is comprised of interest income and late fee income, for the three months ended June 30, 2005 and 2004 was $52,000 and $75,000, respectively, representing a decrease of $23,000. Other income for the nine months ended June 30, 2005 and 2004 was $184,000 and $207,000, respectively.

Interest expense for the three months ended June 30, 2005 and 2004 was $45,000 and $13,000, respectively, representing an increase of $32,000. This increase is primarily a result of interest expense related to the revolving credit facility effective as of June 8, 2005, as well as interest expense from the notes payable related to the acquisition of RS Staffing on June 4, 2005. Interest expense for the nine months ended June 30, 2005 and 2004 was $77,000 and $71,000, respectively.

Income tax benefit from continuing operations for each of the three months ended June 30, 2005 and 2004 was $0.4 million and $0.3 million, respectively. Income tax benefit from continuing operations for the nine months ended June 30, 2005 and 2004 was virtually unchanged at $1.0 million. These tax benefits are a result of losses from operations. Management believes that due to the acquisitions of RS Staffing and Nursing Innovations, two historically profitable companies, coupled with an improving business climate for temporary medical staffing, the Company will be able to utilize the recorded deferred tax asset.

Loss from continuing operations for the three months ended June 30, 2005 was $0.7 million, or $(0.04) per fully diluted share, as compared to loss from continuing operations for the three months ended June 30, 2004 of $0.4 million, or $(0.03) per fully diluted share. Loss from continuing operations for the nine months ended June 30, 2005 was $1.7 million, or $(0.10) per fully diluted share, as compared to loss from continuing operations for the nine months ended June 30, 2004 of $1.6 million, or $(0.10) per fully diluted share.

Loss from discontinued operations, net of tax, for the three months ended June 30, 2005 was $0.5 million, or $(0.03) per fully diluted share, as compared to loss from discontinued operations, net of tax, for the three months ended June 30, 2004 of $0.4 million, or $(0.02) per fully diluted share. Loss from operations from the discontinued business unit, net of tax, for the three months ended June 30, 2005 and 2004 was $0.5 million and $0.3 million, respectively. Loss on disposal, net of tax, for the three months ended June 30, 2005 and 2004, was $0 and $0.1 million, respectively. Loss from discontinued operations, net of tax, for the nine months ended June 30, 2005 and 2004 was $0.8 million and $2.1 million respectively. Loss from operations from the discontinued business unit, net of tax, for the nine months ended June 30, 2005 and 2004 was $0.8 million and $1.1 million respectively. In the first nine months of fiscal 2005, the loss was due to previously unbilled legal fees, non-cancelable software licenses related to the discontinued business unit and additional reserves posted for a potential settlement with CNA related to PEO workers' compensation for periods prior to March 31, 2002. In the first nine months of fiscal 2004, TeamStaff generated revenue from the discontinued business unit for only the first six weeks, while certain costs associated with the operation of that business unit continued throughout the period. Income (loss) on disposal, net of tax, for the nine months ended June 30, 2005 and 2004 was $1,000 and $(0.9) million, respectively. For the first nine months of fiscal 2004, the loss is attributable to the writedown of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff's continuing operations offset by estimated sublease of unoccupied office space, investment banking fees and other expenses required to dispose of the discontinued business unit.

Net loss for the three months ended June 30, 2005 was $1.2 million, or ($0.07) per fully diluted share, as compared to a net loss of $0.9 million, or $(0.05) per fully diluted share, for the three months ended June 30, 2004. Net loss for the nine months ended June 30, 2005 was $2.5 million, or $(0.14) per fully diluted share, as compared to a net loss of $3.7 million, or $(0.23) per full diluted share, for the nine months ended June 30, 2004.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended June 30, 2005 was $1.9 million compared to $0.8 in the nine months ended June 30, 2004. Use of cash during the nine months ended

June 30, 2005 includes increased accounts receivable of $1.7 million primarily due to the operations of Nursing Innovations subsequent to its acquisition on November 14, 2004 and RS Staffing subsequent to its acquisition on June 4, 2005, increased accrued payroll and other accrued expenses of $0.8 million and losses in continuing and discontinued operations, offset by a decrease of $1.8 million in restricted cash related to the release of the letter of credit requirement from Zurich for TeamStaff's workers' compensation policy.

Cash used in investing activities for the nine months ended June 30, 2005 was $4.7 million compared to virtually $0.0 in the nine months ended June 30, 2004. Use of cash was primarily for the purchase of certain of the assets of Nursing Innovations for $1.9 million including acquisition expenses and the capital stock purchase of RS Staffing Services for $3.25 million plus acquisition expenses, less acquired cash of $0.7 million.

Cash provided by financing activities for the nine months ended June 30, 2005 was $5.5 million compared to virtually $0.0 in the nine months ended June 30, 2004. During the first fiscal quarter of 2005, TeamStaff entered into Securities Purchase Agreements with several accredited investors for the private sale under Section 4(2) of the Securities Act of 1933 and/or Regulation D of securities for an aggregate purchase price of $4.3 million. The offering consisted of the sale of 2,392,000 shares of Common Stock and 598,000 common stock warrants. The investors in the transaction received one three-year warrant to purchase an additional share of common stock at a price of $2.50 per share for every four shares of common stock purchased in the transaction. TeamStaff received net proceeds of approximately $4.0 million, after payment of commissions and related offering expenses. SunTrust Robinson Humphrey Capital Markets and Maxim Group LLC served as selling agents on TeamStaff's behalf and received combined commissions of 6.5% of the gross proceeds. Effective June 8, 2005, TeamStaff entered into a $7.0 million revolving credit facility to be used for working capital needs and to provide funding for a portion of the purchase price for RS Staffing. The credit facility was provided by PNC Bank. The facility is subject to certain restrictive covenants, including minimum EBITDA, and minimum consolidated debt service coverage ratio. The facility is subject to acceleration upon non-payment or various other standard default clauses. For the period ended June 30, 2005, TeamStaff was in compliance with the above mentioned covenants. Net borrowings from the revolving credit facility at June 30, 2005 was $4.2 million.

As of June 30, 2005, TeamStaff had unrestricted cash and cash equivalents of $2.0 million and net accounts receivable of $9.4 million. As of June 30, 2005, TeamStaff had working capital of $0.6 million. Management believes its existing cash, liquidity provided by the Company's revolving line of credit and funds generated by operations will be sufficient to support cash needs for at least the next twelve months.

Effects of Inflation

Inflation and changing prices have not had a material effect on TeamStaff's net revenues and results of operations, as TeamStaff has been able to modify its prices and cost structure to respond to inflation and changing prices.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers' compensation programs. In connection with TeamStaff's prior workers' compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers' compensation expense. If interest rates in these periods' decrease, TeamStaff's workers' compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, TeamStaff, Inc. closed a $7.0 million revolving credit facility by PNC Bank effective on June 8, 2005. Revolving Credit advances bear interest at either the Prime Rate plus 25 bps or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum net worth, leverage and a minimum consolidated debt service coverage ratio. The facility is subject to acceleration upon non-payment or various other standard default clauses. Material increases in the Prime or LIBOR rate could have a material adverse effect on our results of operations, the status of the Revolving Credit Facility as well as interest costs.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this report on Form 10-Q. Based on their evaluation, which included a continuing evaluation of the disclosure controls and procedures both in place and implemented with respect to the business of Nursing Innovations that we purchased on November 14, 2004 and an evaluation of the disclosure controls and procedures both in place and implemented with respect to the business of RS Staffing, which we acquired effective June 4, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2005, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them.

Changes in Internal Controls:

There has been no change in our internal controls over financial reporting identified in connection with our evaluation referred to above that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the Sellers), which were acquired by TeamStaff in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, TeamStaff entered into a settlement agreement with the Sellers. Under the settlement agreement, the Sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $0.5 million and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled. TeamStaff also agreed to release 29,915 escrow shares to the Sellers. TeamStaff retains 75,000 shares in escrow to provide security for the Seller's obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment in the last fiscal year for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the Sellers.

TeamStaff's subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. In connection with TeamStaff's acquisition of Brightlane, the former shareholders of BrightLane were required to place approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $0.3 million threshold. Some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10 per share. On November 20, 2003, the Fulton County Superior Court (to which the action was transferred) awarded summary judgment in BrightLane's favor on all counts of Atomic Fusion's complaint except for a beach of contract claim. A trial was held on Atomic Fusion's breach of contract claim before a jury over four days, from August 16 through August 19, 2004. The jury returned a verdict in Atomic Fusion's favor, awarding $534,246 in damages and $116,849 in attorney's fees, for a total verdict of $651,095, including interest and costs. BrightLane has filed a motion for judgment notwithstanding the verdict, which was denied by the court. BrightLane believes that the jury's award of damages and attorneys fees was not supported by Georgia law. BrightLane also has filed a motion to recover certain of its attorneys' fees expended in pursuing its motion for summary judgment. This motion also is pending before the court. BrightLane intends to appeal the jury's verdict on liability and damages.

In connection with TeamStaff's acquisition of BrightLane effective as of August 31, 2001, persons holding BrightLane options to acquire approximately 2.1 million BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. BrightLane made recourse loans of approximately $1.0 million principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans were repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. The loans were secured by the shares that were received for the option exercise. As of June 30, 2005 approximately $0.7 million of these loans has been repaid or forgiven. All loans were to be repaid in cash with the exception of one loan. Under the terms of TeamStaff's employment agreement with a former executive officer of TeamStaff's BrightLane subsidiary, the loan ($131,000) was forgiven over a two-year period of time. We previously commenced litigation against two of the persons who received loans, and these persons filed counterclaims against BrightLane and our Chairman. Both of the actions were settled. Pursuant to one of the settlements, the shareholder returned all shares of TeamStaff stock and the note was forgiven. This settlement has been completed. The other action was settled on identical terms. However, TeamStaff is awaiting delivery of the shares to be returned and at that time the accounting with respect to the return of the shares will be completed. TeamStaff recognized an expense in the amount of $190,000 in the second fiscal quarter of 2005, representing a partial write-down of the original principal amount of the loan.

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

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1.0 million in common stock. Since inception we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2.4 million. No shares were repurchased during the quarter ended June 30, 2005. As of June 30, 2005, TeamStaff retired 574,470 of the 581,470 shares of treasury stock. We do not currently have any plans to repurchase our securities.

The Registrant previously reported the sale of equity securities on Form 8-K dated November 12, 2004. See the description contained in the Form 8-K or also in the notes to financial statements above which are incorporated by reference to this Item 2.

In connection with the acquisition of RS Staffing Services described above, TeamStaff issued to the shareholders of RS Staffing Services an aggregate of 1,206,896 shares of its Common Stock. The shares are restricted securities and may be sold only pursuant to Rule 144. Teamstaff relied upon the exemption from registration under the Securities Act of 1993 provided by Section 4(2) of the Securities Act in issuing the shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. TeamStaff has scheduled its Annual Meeting of Shareholders for September 15, 2005.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Form of Director Plan Non-Qualified Stock Option Agreement dated as of May 18, 2005 between TeamStaff, Inc. and Ronald Aldrich.
10.2	Form of Note dated June 8, 2005 issued by TeamStaff, Inc to Roger Staggs.
10.3	Form of Note dated June 8, 2005 issued by TeamStaff, Inc. to Barry Durham.
10.4	Form of Revolving Credit Note issued by TeamStaff, Inc. to PNC Bank, National Association dated June 8, 2005.
10.5	Form of Revolving Credit and Security Agreement between TeamStaff, Inc. and PNC Bank, National Association dated June 8, 2005.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEAMSTAFF, INC. (Registrant)
/s/ T. Kent Smith T. Kent Smith President and Chief Executive Officer
/s/ Rick Filippelli Rick Filippelli Vice President, Finance and Chief Financial Officer

Date: August 12, 2005