Form 10-K
period 2005-09-30
TEAMSTAFF INC
filed 2005-12-21
CIK 785557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005 OR

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

COMMON STOCK, $.001 PAR VALUE PER SHARE
(Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes        No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15d of the Act.

Yes        No

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes        No

At the close of our second quarter, March 31, 2005, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $12,327,000 based upon the closing sales price of $1.43 for such Common Stock on March 31, 2005 as reported by Nasdaq National Market. At the close of our fiscal year, September 30, 2005, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $12,793,000 based upon the closing sales price of $1.38 for such Common Stock on said date as reported on the Nasdaq National Market. On December 16, 2005 there were 19,278,270 shares outstanding of Common Stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.    BUSINESS

INTRODUCTION

TeamStaff, Inc., a New Jersey corporation (‘‘TeamStaff’’ or the ‘‘Company’’), was founded in 1969 as a payroll service company and has evolved into a national provider of payroll and temporary and permanent medical and administrative staffing services. TeamStaff’s corporate headquarters is in Somerset, New Jersey. TeamStaff has offices located in Clearwater, Florida, Memphis, Tennessee, Monroe, Georgia, Decatur, Georgia and Atlanta, Georgia.

When we use the term ‘‘TeamStaff,’’ or the ‘‘Company’’ we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc. (through its DSI Payroll Services division), and our TeamStaff Rx, Inc. (including its Nursing Innovations division) and RS Staffing Services, Inc. subsidiaries. TeamStaff’s wholly-owned subsidiaries also include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our PEO business in fiscal year 2004, most of these subsidiaries are not actively operating.

TeamStaff provides specialized medical, nursing and administrative staffing and payroll administration services. TeamStaff provides allied healthcare and nursing professionals and administrative personnel through three staffing units. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing allied medical employees and nurses, especially ‘‘travel’’ staff (typically on a thirteen-week assignment basis). Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for over 250 clients. TeamStaff Rx’s Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. Nursing Innovations places temporary employees for over 85 clients. The Company’s RS Staffing subsidiary specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration and Veterans Affairs. RS Staffing places temporary employees at over 75 facilities.

Through its DSI Payroll Services division, TeamStaff provides customized payroll management and tax services, primarily to the construction industry. DSI’s service offerings include payroll check processing via web, phone or fax, federal and state quarterly and year-end tax compliance reports, W-2 processing and financial management reports, including certified payroll reports and custom software interfaces. DSI processes payrolls for over 700 clients that have more than 30,000 employees.

TeamStaff, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its executive offices at 300 Atrium Drive, Somerset, New Jersey 08873 where its telephone number is (732) 748-1700.

ACQUISITIONS DURING THE MOST RECENT FISCAL YEAR

On November 14, 2004, TeamStaff's medical staffing subsidiary, TeamStaff Rx, Inc. acquired the assets of the staffing business of Nursing Innovations, Inc., a Memphis, Tennessee-based provider of travel and per diem nurses. The terms of the agreement provided for TeamStaff Rx to acquire certain assets from Nursing Innovations and its primary shareholder. The combined purchase price was approximately $1.8 million, of which $180,000 was held in an escrow account for a period of one year to provide security for the sellers' indemnification obligations. The purchase price was subject to downward adjustment based upon the percentage of former Nursing Innovations business that successfully transferred to TeamStaff Rx. Subsequent to the balance sheet date, it was determined that no additional purchase price adjustment was due after the first year and on November 18, 2005, we authorized the release of the $180,000 of funds held in escrow to the sellers. In addition, there are certain deferred purchase price provisions which may increase the total purchase price based upon the performance of the former Nursing Innovations business during the two years following closing of the transaction. It was determined that no additional purchase price was due for year one of the two year earn-out period.

On June 8, 2005 TeamStaff, Inc. completed its acquisition of RS Staffing Services, Inc., a privately held Georgia corporation, pursuant to the terms of a Stock Purchase Agreement dated as of May 26, 2005. RS Staffing, headquartered in Monroe, GA, specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration (‘‘GSA’’) and Veterans Affairs (‘‘VA’’). Closing of the transaction was completed for accounting purposes as of June 4, 2005. TeamStaff acquired all of the capital stock of RS Staffing for a purchase price of $8 million consisting of $3.25 million in cash, $3 million in a 2-year note, and $1.75 million in TeamStaff common stock (1,206,896 shares). The shares are restricted shares. The Sellers guaranteed a minimum net worth of $1.4 million and any amounts above or below this amount after a finalized accounting are subject to a purchase price adjustment. In addition, there is a one-year earn out of up to $2 million based upon the achievement of specified performance targets for the business. Principals of RS Staffing, namely Roger Staggs and Barry Durham, have continued as management of RS pursuant to employment agreements with each of them. Effective December 4, 2005, Barry Durham terminated his employment with RS Staffing and his responsibilities were assumed predominantly by Roger Staggs. The agreement also provided for mutual indemnification for breaches of representations and warranties. Further, the note issued by TeamStaff as part of the purchase price bears interest at 5% per annum, is payable one half in one year and the remainder in two years, and is secured by a lien on certain assets of the business, subordinate to any liens granted in connection with financing for the transaction. In connection with the acquisition, TeamStaff obtained financing from PNC Bank, National Association. See a discussion of our revolving line of credit with PNC Bank in the Management Discussion and Analysis section.

SERVICES

As a part of its continuing operations, TeamStaff operates two lines of business: staffing services and payroll services. TeamStaff provides staffing services through its wholly-owned subsidiaries, TeamStaff Rx, Inc. (including its Nursing Innovations division) and RS Staffing Services, Inc. TeamStaff provides payroll services through its DSI Payroll Services division.

I.    Staffing Services

TeamStaff provides allied healthcare and nursing professionals and administrative staffing through three distinct staffing units. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in the supply of allied medical employees and nurses, especially ‘‘travel’’ staff (typically on thirteen-week assignments). Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. The Nursing Innovations unit of TeamStaff Rx provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. TeamStaff’s RS Staffing Services, Inc. subsidiary specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration and Veterans Affairs, among other customers.

TeamStaff Rx has more than 23 years of experience in placing temporary and permanent employees with specialized skills and talents to regional and national medical facilities. Temporary medical staffing enables clients to attain management and productivity goals by matching highly trained professional and technical personnel to specific staffing requirements. During the fiscal year ended September 30, 2005, this unit generated $25.5 million of revenue.

TeamStaff Rx focuses its allied health and nurse staffing services in all national markets, and seeks to place employees on temporary long-term assignments or on a permanent basis. TeamStaff Rx employs radiological technologists, diagnostic sonographers, cardiovascular technologists, radiation therapists, registered nurses and other medical professionals, and places these professionals in hospitals, clinics and therapy centers throughout the United States.

Through its Nursing Innovations division, TeamStaff Rx provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. Clients whose staff requirements vary depending on the level of activity at their facilities are therefore able to secure the services of qualified individuals on an interim basis. Since the date of acquisition of Nursing Innovations on November 14, 2004 through the fiscal year ended September 30, 2005, this unit generated $12.8 million of revenue.

TeamStaff Rx’s clients are dependent on temporary staffing to supplement various internal departments for staffing shortages due to vacations, medical leaves and other causes. Our Company’s operating units fill our clients’ needs by providing qualified personnel on a weekly, monthly, quarterly or longer basis, depending upon a client’s particular staffing objectives. TeamStaff Rx also provides targeted recruiting and placement for clients for permanent employees. Additionally, if an employee on temporary assignment is hired by the client on a permanent basis, TeamStaff Rx usually receives a recruitment fee from that client.

TeamStaff’s RS Staffing Services subsidiary specializes in providing medical and office administration/technical professionals through nationwide schedule contracts with both the General Services Administration and Veterans Affairs, among other customers. RS Staffing provides its clients, primarily the U.S. Government, with personnel to supplement various departments experiencing staffing shortages because of open positions, vacations, medical leaves and other causes. RS Staffing provides qualified personnel on a weekly, monthly, quarterly or longer basis. Since the date of acquisition of RS Staffing Services effective June 4, 2005 through the fiscal year ended September 30, 2005, this unit generated $13.0 million of revenue.

TeamStaff’s entire complement of staffing services provide clients the ability to ‘‘right size;’’ that is, to expand or reduce their workforces in response to changing business conditions. The Company believes that these services provide numerous benefits to its clients, such as saving the costs of salary and benefits of a permanent employee whose services are not needed throughout the year. The clients also avoid the costs, uncertainty and delays associated with searches for qualified interim employees. TeamStaff’s temporary staffing services also allow a client to avoid administrative responsibility for payroll, payroll taxes, workers’ compensation, unemployment and medical benefits for interim employees.

The Company believes that its temporary staffing services provide a client with an increased pool of qualified personnel. Since TeamStaff’s temporary staffing employees have access to a wide array of benefits, such as paid time off, health and life insurance, Section 125 premium conversion plans and 401(k) retirement savings plans, TeamStaff believes it is able to attract a sufficient pool of personnel to grow this business. These benefits provide temporary employees with the motivation of permanent workers without additional benefit and administrative costs to the client.

The current shortage in the availability of certain allied health and nursing personnel, along with the advent of certain patient protection measures, has, in management’s opinion, created an improving market opportunity for TeamStaff Rx and its Nursing Innovations division. TeamStaff believes that both divisions are in a pivotal position to increase its market share based on its reputation and experience in the temporary medical staffing industry. RS Staffing Services continues to seek further opportunities in the government sector, and to grow further where it has previously enjoyed a strong market position. RS Staffing also has significant revenue opportunities through the use of ‘teaming partners’ that provide personnel to fill positions secured by RS Staffing.

TeamStaff’s goal is to build on its reputation and to become a leading one-stop provider of its clients’ temporary travel medical staffing, nursing and government sector personnel. The Company believes it can achieve this goal through a combination of: 1) organic growth; 2) establishing and building a network of alliances with complementary staffing organizations; and 3) completing acquisitions of complementary staffing organizations to increase its product offerings and achieve operational scale. The Company’s acquisition of certain temporary nurse staffing assets of Nursing Innovations and RS

Staffing Services, Inc. during the last fiscal year is part of its acquisitive growth strategy. We have not entered into any definitive agreements to acquire any further businesses, and there can be no assurance that we will be able to identify any such businesses, or that even once identified, we will be able to acquire them on terms acceptable to us.

Government Contracts

The U.S. Government is the primary customer to our RS Staffing Services, Inc. subsidiary. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. However, such programs are normally funded on an annual basis. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government for any reason, including if program requirements or budgetary constraints change. If a contract is terminated for convenience, we would generally be reimbursed for our allowable costs through the date of termination and are paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed. Although contract and program modifications, curtailments or terminations have not had a material adverse effect on the business of RS Staffing Services, Inc. in the past, no assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on our financial condition or results of operations in the future. In addition, the U.S. Government may terminate a contract for default. Although the U.S. Government has never terminated any of RS Staffing Service’s contracts for default, such a termination could have a significant impact on our business. If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages.

II.    Payroll Services

TeamStaff was originally established as a payroll service firm in 1969 and continues to provide customized payroll management and tax reporting services to its clients. During the fiscal year ended September 30, 2005, the DSI payroll services division generated $4.6 million of revenue. Historically, DSI has provided payroll services primarily to the construction industry and currently more than 75% of DSI’s over 700 payroll service clients are in the construction industry located in the greater New York metropolitan area. DSI offers most, if not all, of what other payroll services provide, including the preparation of payroll checks, direct deposit, government compliance reports, workers’ compensation reports and workers’ compensation audit reports as required by New York State, quarter and year end tax reports, W-2's (including federal and state magnetic media), and remote processing (via modem or internet) directly from the clients’ offices, as well as certified payrolls. Tax reporting services include the impounding of tax payments, timely deposit of tax liability, filing of payroll tax returns, distribution of quarter and year-end payroll tax statements and timely response to agency inquiries. DSI processes payrolls for over 700 clients that have more than 30,000 employees.

CUSTOMERS

As of September 30, 2005, TeamStaff’s combined customer base consisted of over 1,100 payroll and staffing clients. More than 75% of the clients in the payroll services division are in the construction industry. Substantially all of the customers of our TeamStaff Rx, Inc. and Nursing Innovations subsidiary are engaged in the healthcare industry. Substantially all of the business of RS Staffing Services, Inc. is accomplished through contracts with the United States government. TeamStaff Rx (including its Nursing Innovations division) has 4 clients who each individually comprise greater than 5% of the staffing unit’s revenue. RS Staffing Services has 6 clients who each individually comprise greater than 5% of the subsidiary’s revenue.

SALES AND MARKETING

TeamStaff maintains payroll and/or staffing sales and marketing personnel in its Somerset, New Jersey, Memphis, Tennessee, Monroe, Georgia, Decatur, Georgia and Clearwater, Florida locations. Our staffing division sales efforts are both telephonic and through a sales force. Our payroll services division sales force travels throughout the metropolitan New York area in an effort to expand our payroll services business. We have recently implemented a direct mail sales effort for the payroll services division.

TeamStaff has implemented new sales and marketing and product development strategies with respect to its staffing division. Previously, TeamStaff Rx utilized only a telephonic sales force to generate sales. Over the past 18 months, the Company has expanded its sales organization to include relationship- based inside and outside sales professionals who maintain contact with existing and prospective clients. Additionally, the Company provides a Vendor Integration Program, or VIP, that is intended to provide both large and middle-market healthcare institutions and facilities the opportunity to manage their medical staffing needs quickly and efficiently through a web-based application.

COMPETITION

The payroll services industry is characterized by intense competition. The principal competitive factors are price and service. Management believes that Automatic Data Processing, Inc., Ceridian Corporation, and Paychex, Inc. are major competitors. TeamStaff also competes with in-house payroll software sold by numerous companies, as well as other providers of computerized payroll services, including banks, and smaller independent companies. The increasing availability of personal computers and software packages at low cost may result in additional businesses acquiring such capabilities.

The primary competitors in our staffing business are CompHealth, Aureus Medical Group, Resources On Call, Cross Country Healthcare, Inc., AMN Healthcare Services, Inc. and Medical Staffing Network Holdings, Inc. TeamStaff competes with these companies by offering customized products, such as TeamStaff Rx’s Vendor Integration Program, personalized service, competitive prices and specialized personnel to satisfy a client's particular requirements. The Company believes that its broad scope of services and its commitment to quality service differentiate it from its competition. Further, the Company believes that RS Staffing Services Inc.’s knowledge and processes with respect to government contract bidding represents a competitive advantage.

INDUSTRY/GOVERNMENT REGULATION

Introduction

Federal and state laws materially affect TeamStaff’s operations. These laws relate to labor, tax and employment matters. As an employer, TeamStaff is subject to all federal statutes and regulations governing its employer-employee relationships. The development of additional statutes and regulations and interpretation of existing statutes and regulations with respect to the alternative staffing industry can be expected to evolve over time. TeamStaff cannot predict with certainty the nature or direction of the development of federal, state and local statutes and regulations.

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

Employee Benefit Plans

TeamStaff offers various employee benefit plans to its full-time employees and temporary staffing employees. These plans include a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement, or CODA), under Code Section 401(k)), a Section 125 plan, group health plans, group dental insurance, vision insurance, a group life insurance plan and a group disability insurance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act. TeamStaff also makes a variety of voluntary insurance products available to its employees, which its employees may purchase through payroll deductions.

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

Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines ‘‘employer’’ as ‘‘any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.’’ ERISA defines the term ‘‘employee’’ as ‘‘any individual employed by an employer.’’

State Regulation

As an employer, TeamStaff is subject to all federal, state and local statutes and regulations governing the employer-employee relationship. Additionally, an increasing number of states have adopted or are considering adopting licensing or registration requirements that affect TeamStaff’s temporary medical staffing and permanent placement business. These license and registration requirements generally provide for an evaluation of the operator’s background and integrity and periodic or ongoing monitoring of the medical staffing firm’s policies and practices. TeamStaff Rx is licensed or registered for its temporary allied healthcare staffing services in the following jurisdictions: Florida, Massachusetts, North Carolina and Rhode Island and has license applications pending in Illinois and New Jersey. TeamStaff Rx is licensed or registered for its temporary nursing business in California, Kentucky, Maine, Maryland, Massachusetts Minnesota, North Carolina and Washington. TeamStaff Rx is licensed or registered for its permanent placement business in the District of Columbia and New Jersey. The Company continues to review applicable statutes and regulations and prepare appropriate applications for filing.

Information and Technology Systems

The Company believes that it continued to improve its IT operations during fiscal year 2005. The Company's IT group focused a majority of its attention on our staffing segment business. The Company commenced a strategy to drive more candidates to our Web sites through search engine optimizations. The Company believes that this is yielding better employees at a cost that is less than prior, traditional acquisition costs. The online application process was simplified to help us obtain customers in a quicker and more efficient manner.

The Company IT group also commenced integration of Nursing Innovations and RS Staffing Services, Inc. This integration will continue into the 2006 fiscal year. Efforts for 2006 will focus on supporting and improving our sales and marketing efforts, increasing our recruiting capabilities, and consolidating the infrastructures and processes of the three staffing business units.

The Company developed a new marketing site for the payroll services division. This was accomplished to better educate our customers and potential clients on the numerous ways we could benefit their companies. We also redesigned the Web-based payroll entry system, to be more user-friendly, secure and efficient. This has further helped us attract and retain customers. Efforts for 2006 will focus on improvements to the overall infrastructure.

The Company will also seek to improve the efficiencies of the corporate infrastructure, through IT system consolidations and process and platform improvements.

Employees

As of September 30, 2005, TeamStaff employed 149 corporate (non worksite) employees, both full-time and part-time, including executive officers, an increase from 112 during the previous fiscal year, due mainly to the two acquisitions completed in fiscal 2005. TeamStaff also employed approximately 1,200 temporary employees on client assignments. TeamStaff believes its relationship with its current employees is satisfactory. None of TeamStaff’s corporate employees is covered by a collective bargaining agreement.

RISK FACTORS

You should carefully consider the risks described below with respect to our operations, business, industry, financial condition and stock. The risks and uncertainties described below are not the only ones facing us. Other risks and uncertainties that we have not predicted or assessed may also adversely affect us. Some of the information in this filing contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as ‘‘may,’’ ‘‘will,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘estimate,’’ and ‘‘continue’’ or other similar words. You should read statements that contain these words carefully for the following reasons:

—	the statements may discuss our future expectations;

—	the statements may contain projections of our future earnings or of our financial condition; and

—	the statements may state other ‘‘forward-looking’’ information.

Safe Harbor Statement

Certain statements contained herein constitute ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. TeamStaff desires to avail itself of certain ‘‘safe harbor’’ provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Report on Form 10-K involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks identified below.

We believe it is important to communicate our expectations to our shareholders and potential shareholders. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed below, as well as any cautionary language in this filing, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in the risk factors below, elsewhere in this filing and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition or business. In such case, the price of our securities could decline.

Risks Relating to Our Business and Our Industry

If we fail to execute our acquisitions or investments, our business could suffer.

We have supplemented our internal growth through acquisitions and may do so in the future through acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisitions and investments pose many risks, including:

•	We may not be able to compete successfully for available acquisition candidates, complete future acquisitions or investments or accurately estimate their financial effect on our business;

•	Future acquisitions, investments or joint ventures may require us to issue additional common stock, spend significant cash amounts or decrease our operating income;

•	We may have trouble integrating the acquired business and retaining its personnel;

•	Acquisitions, investments or joint ventures may disrupt our business and distract our management from other responsibilities; and

•	If our acquisitions or investments fail, our business could be harmed

We may acquire additional companies, which may result in adverse effects on our earnings.

We may at times become involved in discussions with potential acquisition candidates. Any acquisition that we may consummate may have an adverse effect on our liquidity and earnings and may be dilutive to our earnings. In the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, our shareholders may experience dilution in their equity. We have previously obtained growth through acquisitions of other companies and businesses. Under Statements of Financial Accounting Standards No.141, Business Combinations (SFAS No.141) and No. 142 Goodwill and Other intangible Assets (SFAS No. 142) implemented in June 2001, we are required to periodically review goodwill and indefinite life intangible assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management Discussion and Analysis.

Our management may be unable to effectively integrate acquisitions and to manage our growth, and we may be unable to fully realize any anticipated benefits of these acquisitions.

Our business strategy includes growth through both acquisitions and internal development. We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. Acquired companies' histories, geographical locations, business models and business cultures can be different from our own in many respects. Our directors and senior management may face significant challenges in their efforts to integrate our businesses and the business of the acquired companies or assets, and to effectively manage our continued growth. There can be no assurance that our efforts to integrate the operations of any acquired assets or companies acquired in the future will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized. The dedication of management resources to these efforts may detract attention from our day-to-day business. There can be no assurance that there will not be substantial costs associated with these activities or of the success of our integration efforts, either of which could have a material adverse effect on our operating results.

A substantial percentage of RS Staffing Services Inc.’s revenue is from U.S. Government customers.

We derive a substantial portion of our revenues in our RS Staffing Services, Inc. subsidiary from the U.S. Government as a prime contractor or a subcontractor. Revenues from the U.S. Government represented approximately 94% of the total revenues of RS Staffing Services, Inc. in each of fiscal years 2005, 2004 and 2003. Our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. In addition, obtaining U.S. Government contracts remains a highly competitive process and this has led to a greater portion of our revenue base being associated with contracts providing for a lower amount of reimbursable cost than we have traditionally been able to recover.

We are heavily dependent upon the U.S. Government as the primary customer to our RS Staffing Services, Inc. subsidiary. Our future success and revenue growth will depend in part upon our ability to continue to expand our customer base.

We face risks relating to Government contracts because these contracts may be terminated at will.

The Government may modify, curtail or terminate our contracts. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. However, these programs are normally funded on an annual basis. The U.S. Government may modify, curtail or terminate its contracts and subcontracts at its convenience. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

Our business is subject to potential Government inquiries and investigations. We are from time to time subject to certain U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. We cannot assure you that any such inquiry or investigation will not have a material adverse effect on our results of operations and financial condition.

Our contract costs are subject to audits by Government agencies. From time to time, U.S. Government representatives may audit costs incurred on our U.S. Government contracts, including allocated indirect costs. These audits may result in adjustments to our contract costs. In the event that it is determined that our payments from government agencies was in excess of contractual costs, we could be assessed for these excess payments. We would expect that we would normally negotiate with U.S. Government representatives before settling on final adjustments to our contract costs. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits.

We are dependent upon certain of our management personnel.

Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. The loss of our key personnel could materially affect our operations. Other than with our CEO and CFO, we generally do not have long-term employment contracts with our key personnel, nor do we maintain ‘‘key person’’ life insurance policies on any of our key personnel.

Our medical staffing business may be adversely affected if there is a continued economic downturn in the healthcare industry.

Our medical staffing business is concentrated entirely in the healthcare industry. The economic downturn in the last three years has caused a reduction in our clients’ utilization of our services. Any continued economic weakness generally or in the healthcare industry specifically could have an adverse impact on our results of operations.

Our payroll business may be adversely affected if there is an economic downturn in the construction industry.

Although we have expanded our services to a number of industries, our payroll service business continues to be heavily concentrated in the construction industry primarily in the New York City metropolitan area. Any economic weakness generally or in the construction industry specifically could have an adverse impact on TeamStaff’s results of operations.

Unfavorable economic conditions could harm our business.

Our business, financial condition and results of operations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth. In an economic recession or under other adverse economic conditions, customers and vendors may be more likely to be unable to meet contractual terms or their payment obligations. A decline in economic conditions may have a material adverse effect on our business.

Our business may be adversely affected due to economic conditions in specific geographic markets.

A significant portion of our revenues are derived from Tennessee and California with respect to our nursing staffing division, Illinois, South Carolina, Tennessee, Massachusetts and Maryland with respect to RS Staffing and the New York metropolitan tri-state area with respect to our payroll services division. While we believe that our market diversification will eventually lessen this risk in addition to generating significant revenue growth, we may not be able to duplicate in other markets the revenue growth and operating results experienced in the listed markets.

Our financial condition may be affected by increases in health insurance premiums, unemployment taxes and workers’ compensation rates.

Health insurance premiums, state unemployment taxes and workers' compensation rates are in part determined by our claims experience and comprise a significant portion of our direct costs. If we experience a large increase in claim activity, our health insurance premiums, unemployment taxes or workers’ compensation rates could increase. Although we employ internal and external risk management procedures in an attempt to manage our claims incidence and estimate claims expenses and structure our benefit contracts to provides as much cost stability as possible, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our clients. Since our ability to incorporate such increases into our fees to our clients is constrained by contractual arrangements with our clients, a delay could occur before such increases could be reflected in our fees, which may reduce our profit margin. As a result, such increases could have a material adverse effect on our financial condition, results of operations and liquidity.

Our financial condition may be affected by risks associated with our health and workers’ compensation claims experience.

Although we utilize only fully insured plans of health care and incur no direct risk of loss under those plans, the premiums that we pay for health care and workers’ compensation insurance are directly affected by our claims experience, including the claims experience of our off-site temporary employees. If this experience is unfavorable, the premiums that are payable by us will increase or coverage may become unavailable altogether. We may not be able to pass such increases onto our clients, which may reduce our profit margins. Increasing health care and workers’ compensation premiums could also place us at a disadvantage in competing for new clients. In addition, periodic reassessments of workers' compensation claims of prior periods (when TeamStaff was covered under large deductible-type plans) may require an increase or decrease to our reserves, and therefore may also affect our present and future financial condition.

If unfavorable government regulations regarding temporary and permanent staffing are implemented, or if current regulations are changed, our business could be harmed.

Because many of the laws related to the employment relationship were enacted prior to the development of alternative staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters affect our operations. Many states require licensure or registration of entities providing temporary health care or nursing services as well as those offering permanent placement services. There can be no assurance that we will be able to comply with any such regulations, which may be imposed upon us now or in the future, and our inability to comply with any such regulations could have a material adverse effect on our results of operations and financial condition. In addition, there can be no assurance that existing laws and regulations which are not currently applicable to us will not be interpreted more broadly in the future to apply to our existing activities or that new laws and regulations will not be enacted with respect to our activities. Either of these changes could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

To the extent that any particular client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected. For work performed prior to the termination of a client agreement, we may be obligated, as an employer, to pay the gross salaries and wages of our temporary medical employees and the related employment taxes and workers’ compensation costs, whether or not our client pays us on a timely basis, or at all. A significant increase in our uncollected account receivables may have a material adverse effect on our earnings and financial condition.

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

Through our TeamStaff Rx and RS Staffing subsidiaries, we engage in the business of providing temporary healthcare professionals. The placement of such employees increases our potential liability for negligence and professional malpractice of those employees. Although we are covered by professional malpractice liability insurance in the aggregate amount of $5,000,000 with a $2,000,000 per occurrence limit, which we deem reasonable under the circumstances, not all of the potential liability we face may be fully covered by insurance. Any significant adverse claim, which is not covered by insurance, may have a material adverse effect on us.

We may not be fully covered by the insurance we procure.

Although we carry liability insurance, the insurance we purchase may not be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. In addition, sufficient insurance may not be available to us in the future on satisfactory terms or at all. Additionally, the ever increasing costs of insurance will impact our profitability to the extent that we cannot offset these increases into our costs of services. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, our business, financial condition, results of operations and liquidity could be materially adversely affected.

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

Both the payroll and temporary employee placement industries are characterized by vigorous competition. Since we compete with numerous entities that have greater resources than us in each of our business lines, our business will suffer if we are not competitive with respect to each of the services we provide. We believe that our major competitors with respect to payroll and tax services are Automatic Data Processing, Inc., Ceridian Corporation and Paychex, Inc. Our major competitors with respect to temporary medical staffing resources include, but are not limited to, CompHealth, Aureus Medical Group, Resources on Call, Cross Country Healthcare, Inc., AMN Healthcare Services, Inc. and Medical Staffing Network Holdings, Inc. These companies may have greater financial and marketing resources than we. We also compete with manual payroll systems and computerized payroll services provided by banks, and smaller independent companies.

Our failure to remain competitive could harm our business.

Our business is highly competitive. We compete with larger companies that have greater name recognition, financial resources and larger staffs. We also compete with smaller, more specialized entities who are able to concentrate their resources on particular areas. In the Government segment, we also compete with the U.S. Government’s own in-house capabilities and the U.S. Government’s ability to hire permanent staff. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers. Any failure to do so could have a material adverse effect on our business.

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

From time to time, we have received several notices from the Internal Revenue Service regarding potential underpayment, overpayment or non-payment of payroll-related taxes. We have disputed these notices, and strongly believe that such notices were the result of errors made in reporting taxes paid and the resulting misapplication of taxes paid, in large part due to our operation of approximately thirteen different subsidiaries over the last few years to conduct our various lines of business. The IRS has made claims that, if we were required to pay in full, could materially adversely affect our financial condition. We are contesting these notices because we believe all material payroll-related taxes have been paid. We further believe that once all tax payments are applied appropriately, all material penalties and interest should be abated. We have retained the services of Ernst & Young, LLP to assist us in this regard. However, there can be no assurance that we will be successful in our efforts.

Risks Relating To Our Revolving Credit Line

Team Staff, Inc. completed a $7.0 million revolving credit facility by PNC Bank effective on June 8, 2005. Revolving Credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum EBITDA and a minimum consolidated debt service coverage ratio. In addition, the line of credit is secured by a lien on substantially all of our assets. The facility is subject to acceleration upon non-payment or various other standard default clauses. Material increases in Prime or LIBOR rate could have a material adverse effect on our results of operations, the status of the Revolving Credit Facility, as well as interest costs. Failure to pay revolving credit advances or any failure to comply with applicable restrictive covenants would have a material adverse effect on our business in that we could be required to repay the outstanding balance in advance or sell assets in order to repay the outstanding amount. Further, availability under the line is directly related to the successful assignment of certain accounts receivable. Certain government accounts of RS Staffing Services are required to execute ‘‘Acknowledgements of Assignment.’’ There can be no assurance that every RS Staffing government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the line of credit, which would materially affect the Company’s business.

Risks Relating To Our Stock

Changes in our business, the volatility of the market value of our comparable companies and the impact of litigation and disputes may increase the volatility of the stock price.

The price of our stock could be subject to fluctuations in the future. This volatility may result from the impact on our stock price of:

•	the impact of acquisitions, investments, joint ventures and divestitures that we may undertake

•	the impact of the volatility of the market value of comparable public companies that are considered in our valuation process and any publicly traded securities we may own

•	the impact of litigation, government investigations or other customer disputes on our operating performance and future prospects

•	the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in those business areas

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

Our certificate of incorporation authorizes the issuance of ‘‘blank check’’ preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which would adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company, which could have the effect of discouraging bids for our company and thereby prevent stockholders from receiving the maximum value for their shares. Although we have no present intention to issue any shares of our preferred stock, in order to discourage or delay a change of control of our company, we may do so in the future. In addition, we may determine to issue preferred stock in connection with capital raising efforts and the terms of the stock so issued could have special voting rights or rights related to the composition of our Board.

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

Forward-Looking Statement Risks

You may not be able to rely on forward-looking statements.

The information contained in this report or in documents that we incorporate by reference or in statements made by our management includes some forward-looking statements that involve a number of risks and uncertainties. A number of factors, including but not limited to those outlined in the Risk Factors, could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements.

In addition, forward-looking statements depend upon assumptions, estimates and dates that may not be correct or precise and involve known or unknown risks, uncertainties and other factors. Accordingly, a forward-looking statement in this report is not a prediction of future events or circumstances and those future events or circumstances may not occur. Given these uncertainties and risks, you are warned not to rely on the forward-looking statements. A forward-looking statement is usually identified by our use of certain terminology including ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘pro forma,’’ ‘‘anticipates’’ or ‘‘intends,’’ or by discussions of strategies or intentions. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

ITEM 2.    PROPERTIES

Operation and Facilities

TeamStaff leases its 15,244 square foot corporate headquarters in Somerset, New Jersey, as well as offices in Clearwater, Florida; Atlanta, Georgia; Memphis, Tennessee; New Orleans, Louisiana; Monroe, Georgia and Decatur Georgia. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2005, TeamStaff’s total lease expense for continuing operations was approximately $700,000.

The following is summary information on TeamStaff’s facilities as of September 30, 2005:

LOCATION	APPROXIMATE SQUARE FEET	EXPIRATION DATE	TERMS
Corporate Headquarters 300 Atrium Drive Somerset, NJ	15,244	9/30/2007	$26,677 per month
18167 US 19 North Suite 400 Clearwater, FL	15,177	2/28/2011	$0 thru 2/2006 $22,765 3/2006 – 8/2006 $23,446 9/2006 – 8/2007 $24,144 9/2007 – 8/2008 $24,865 9/2008 – 8/2009 $25,624 9/2009 – 8/2010 $26,395 9/2010 – 2/2011
2650 N. Military Trail* Suite 300 Boca Raton, FL	10,823	7/31/2007	$13,167 per month
6555 Quince Road** Suite 303 Memphis, TN	5,777	12/31/2005	$8,160 per month
245 Fifth Avenue*** Suite 701 New York, NY	3,560	7/31/2006	$13,777 per month
533 Plaza Drive **** Monroe, GA 30655	2,500	12/31/2009	$3,800 per month
724 W College Ave **** Decatur, GA 30030	1,500	12/31/2009	$2,250 per month
3350 Ridgelake Drive** Suite 82 Metairie, LA	500	Month To Month	$650 per month
3390 Peachtree Road, N.E. Execucourt @ Lenox Towers Suites 1033, 1034, 1035, 1036 Atlanta, GA	504	11/30/2005	$2,500 per month

*	As part of the transaction with Gevity HR, Inc. completed in 2003, Gevity agreed to sublease this office space through the expiration of the lease term.

**	As part of the transaction with Nursing Innovations, Inc., TeamStaff agreed to accept an assignment or sublease of these leases effective as of November 14, 2004. The Metairie, LA location was closed as a result of hurricane Katrina, and the lease was terminated as of October 2005.

***	As a result of the sale of the PEO division completed in 2003, TeamStaff will no longer utilize the facilities at this location and has subleased this space to Big Brothers Big Sisters of New York through the expiration of the lease term.

****	As part of the transaction with RS Staffing Services, Inc., TeamStaff agreed to accept an assignment or sublease of these leases effective as of June 4, 2005. Effective December 2005, the lease for the Decatur, Georgia facility has been terminated.

ITEM 3.    LEGAL PROCEEDINGS

In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the Sellers), which were acquired by TeamStaff in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, TeamStaff entered into a settlement agreement with the Sellers. Under the settlement agreement, the Sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $0.5 million and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled. TeamStaff also agreed to release 29,915 escrow shares to the Sellers. TeamStaff retains 75,000 shares in escrow to provide security for the Seller’s obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment in the last fiscal year for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the Sellers.

TeamStaff’s subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. In connection with TeamStaff’s acquisition of BrightLane, the former shareholders of BrightLane were required to place approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $0.3 million threshold. Some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10 per share. On November 20, 2003, the Fulton County Superior Court (to which the action was transferred) awarded summary judgment in BrightLane’s favor on all counts of Atomic Fusion’s complaint except for a beach of contract claim. In August, 2004, a trial was held on Atomic Fusion’s breach of contract claim before a jury. The jury returned a verdict in Atomic Fusion’s favor, awarding $534,246 in damages and $116,849 in attorney’s fees, for a total verdict of $651,095, including interest and costs. BrightLane filed a motion for judgment notwithstanding the verdict, which was denied by the court. BrightLane believes that the jury’s award of damages and attorney’s fees is not supported by Georgia law, and BrightLane also believes the trial court erred in denying its motion for judgment notwithstanding the verdict. Therefore, BrightLane has filed appeals on both the jury’s verdict on liability and damages and the denial of the motion for judgment notwithstanding the verdict. BrightLane also has filed a motion to recover certain of its attorneys’ fees expended in pursuing its motion for summary judgment. This motion also is pending before the court. BrightLane is no longer an operating entity and has minimal assets.

In connection with TeamStaff’s acquisition of BrightLane effective as of August 31, 2001, persons holding BrightLane options to acquire approximately 2.1 million BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. BrightLane made recourse loans of approximately $1.0 million principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans were repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. The shares that were received for the option exercise secured the loans. As of September 30, 2005 all of these loans have been repaid or forgiven. All loans were to be repaid in cash with the exception of one loan. Under the terms of TeamStaff’s employment agreement with a former executive officer of TeamStaff’s BrightLane subsidiary, the loan ($131,000) was forgiven over a two-year period of time. We previously commenced litigation against two of the persons who received loans, and these persons filed counterclaims against BrightLane and our Chairman. Both of the actions were settled. Pursuant to one of the settlements, the shareholder returned all shares of TeamStaff stock and the note was forgiven. This settlement has been completed. The other action was settled on identical terms. However, TeamStaff is awaiting delivery of the shares to be returned and at that time the accounting with respect to the return of the shares will be completed. TeamStaff recognized an expense in the amount of $190,000 in the second fiscal quarter of 2005, representing a partial write-down of the original principal amount of the loan.

As a commercial enterprise and employer and with respect to its employment-related businesses in particular, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, workers’ compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its former PEO clients for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, TeamStaff may be subject to liability. Additionally, in connection with its medical staffing business, TeamStaff is exposed to potential liability for the acts, errors or omissions of its temporary medical employees. The professional liability insurance policy provides up to $5,000,000 aggregate coverage with a $2,000,000 per occurrence limit. Although TeamStaff believes the liability insurance is reasonable under the circumstances to protect it from liability for such claims, there can be no assurance that such insurance will be adequate to cover all potential claims.

TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff’s financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On September 15, 2005, TeamStaff held its Annual Meeting of Shareholders. The only matter before the shareholders was the election of two persons as Class III directors for a term of three years. The persons nominated for election were Martin Delaney and Rocco Marano. The record date for shareholders eligible to vote was July 25, 2005. As of the record date there were 19,278,270 shares of common stock issued and outstanding. Voting of the shares of common stock was on a noncumulative basis.

Both nominees were elected to the Board of Directors. The results of the vote were:

Nominees	Votes Cast For	Withheld Authority to Vote	Votes Cast Against
Martin Delaney	12,554,869	230,007	0
Rocco Marano	12,104,876	680,000	0

PART II

ITEM 5.	MARKET OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.    Principal Market

TeamStaff’s Common Stock is traded in the over-the-counter market and included in the National Market System of the National Association of Securities Dealers, Inc. (‘‘Nasdaq’’) under the symbol ‘‘TSTF.’’ TeamStaff started trading on the National Market in June 2001. Prior to that date, TeamStaff was trading on the SmallCap market system.

B.    Market Information

The range of high and low sales prices for TeamStaff’s Common Stock for the periods indicated below are:

Common Stock

FISCAL YEAR 2003	HIGH	LOW
1st Quarter	4.05	2.47
2nd Quarter	3.62	2.48
3rd Quarter	3.09	2.00
4th Quarter	2.70	2.01

FISCAL YEAR 2005	HIGH	LOW
1st Quarter	4.80	1.86
2nd Quarter	2.83	1.97
3rd Quarter	2.46	1.97
4th Quarter	2.94	1.95

FISCAL YEAR 2005	HIGH	LOW
1st Quarter	2.50	1.71
2nd Quarter	2.02	1.20
3rd Quarter	1.80	0.92
4th Quarter	1.75	1.24

The above quotations, reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On December 16, 2005, TeamStaff’s Common Stock had a closing price of $1.18 per share.

C.    Dividends

TeamStaff has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

D.    Approximate Number of Equity Security Holders

Effective August 31, 2001, TeamStaff acquired all of the capital stock of BrightLane. As contemplated under the agreements governing the transaction, TeamStaff agreed to issue 8,216,522 shares of its Common Stock in exchange for all of the outstanding capital stock of BrightLane. The issuance of 8,216,522 shares includes the issuance of 158,000 shares into escrow to provide for potential indemnification to TeamStaff for claims against BrightLane covered by the acquisition agreements and is before deduction for fractional shares, which were paid in cash. As of December 16, 2005, not all of the BrightLane shareholders had submitted their capital stock for exchange.

In connection with the acquisition of RS Staffing Services, Inc., TeamStaff issued to the shareholders of RS Staffing Services an aggregate of 1,206,896 shares of its Common Stock. The shares are restricted securities and may be sold only pursuant to Rule 144. TeamStaff relied upon the exemption from registration under the Securities Act of 1993 provided by Section 4(2) of the Securities Act in issuing the shares.

As of December 16, 2005, there were 19,278,270 shares issued and outstanding held of record by 289 persons. TeamStaff believes it has approximately 2,000 beneficial owners of its common stock.

E.    Securities Authorized for Issuance Under Equity Compensation Plans

TeamStaff has five equity compensation plans, all of which were approved by its Board of Directors and its shareholders. There are no equity based plans that have not been approved by shareholders.

All option grants made to executive officers and directors, including those to the Chief Executive Officer under employment agreements, are made under the plans referenced below. The stock option plans under which options are outstanding are:

The 2000 Employee Stock Option Plan
The 2000 Non-Executive Director Option Plan

Options are no longer being issued under the 1990 Employee Stock Option Plan, the 1990 Non-Executive Director Option Plan or the 1990 Senior Management Plan and no options were issued under these plans during the fiscal years ended September 30, 2005 or 2004.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighed Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	1,318,000	$3.07	517,687 (1)
Equity Compensation Plans Not Approved by Security Holders	0	0	0

(1) Number of securities remaining available for future issuance under the 2000 Employee Stock Option Plan. An additional 5,000 shares per year per non-executive director are granted under the Non-Executive Director Plan for a full year’s service and pro rata for less than a full year’s service.

Registrant Repurchases of Securities

During the quarter ended September 30, 2005, TeamStaff did not repurchase any of its securities. TeamStaff did not repurchase any of its securities during the fiscal year ended September 30, 2005.

ITEM 6.	SELECTED FINANCIAL DATA (AMOUNTS IN THOUSANDS)

	2005	2004	2003	2002 As Restated	2001	2000
Revenues	$55,804	$37,288	$62,805	$79,820	$69,054	$46,557
Direct expenses	$43,652	$28,545	$50,615	$63,796	$54,730	$37,145
Gross profit	$12,152	$8,743	$12,190	$16,024	$14,324	$9,412
Operating expenses (includes depreciation and amortization)	$14,891	$11,780	$14,923	$12,283	$9,812	$6,866
(Loss) income from operations	$(2,739)	$(3,037)	$(2,733)	$3,741	$4,512	$2,546
(Loss) income from continuing operations before extraordinary item	$(1,694)	$(1,765)	$(1,491)	$2,974	$2,955	$1,680
Extraordinary item net of tax	$—	$—	$—	$—	$(354)	$—
Discontinued operations net of tax	$(795)	$(2,314)	$(27,394)	$101	$(1,251)	$(729)
Net (loss) income	$(2,489)	$(4,079)	$(28,885)	$3,075	$1,350	$951
Earnings per share – Basic
(Loss) income from continuing operations	$(0.09)	$(0.11)	$(0.10)	$0.18	$0.34	$0.21
Extraordinary item	$—	$—	$—	$—	$(0.04)	$—
(Loss) income from discontinued operations	$(0.05)	$(0.15)	$(1.74)	$0.01	$(0.14)	$(0.09)
Net (loss) income	$(0.14)	$(0.26)	$(1.84)	$0.19	$0.16	$0.12
Earnings per share — Diluted
(Loss) income from continuing operations	$(0.09)	$(0.11)	$(0.10)	$0.18	$0.33	$0.21
Extraordinary item	$—	$—	$—	$—	$(0.04)	$—
(Loss) income from discontinued operations	$(0.05)	$(0.15)	$(1.74)	$0.01	$(0.14)	$(0.09)
Net (loss) income	$(0.14)	$(0.26)	$(1.84)	$0.19	$0.15	$0.12
Weighted average shares outstanding:
Basic	18,206	15,714	15,732	16,014	8,693	7,954
Diluted	18,206	15,714	15,732	16,183	8,907	7,991
BALANCE SHEET DATA:
Assets from continuing opertions	$50,054	$37,429	$38,257	$42,540	$42,636	$21,775
Assets from discontinued operations	$—	$—	$22,360	$51,426	$49,224	$27,739
Total Assets	$50,054	$37,429	$60,617	$93,966	$91,860	$49,514
Long-term liabilities from continuing operations	$2,298	$864	$1,042	$1,418	$1,197	$6,222
Liabilities from continuing opertions	$15,320	$5,473	$9,123	$10,883	$11,406	$15,248
Liabilites from discontinued operations	$422	$963	$16,384	$18,344	$19,311	$16,207
Liabilities	$15,742	$6,436	$25,507	$29,227	$30,717	$31,455
Working capital from continuing operations	$1,002	$5,621	$4,848	$17,938	$14,636	$5,199
Shareholders' equity	$34,312	$30,993	$35,110	$64,739	$61,143	$18,059

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

Certain statements contained herein constitute ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995 (the ‘‘1995 Reform Act’’). TeamStaff, Inc. desires to avail itself of certain ‘‘safe harbor’’ provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are managements best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with risks undertaken in connection with acquisitions, risks from potential workers’ compensation claims, increased insurance costs and required payments, risks from employer/employee related suits such as discrimination or wrongful termination, risks associated with payroll and employee related taxes which may require unanticipated payments by TeamStaff, liabilities associated with TeamStaff’s status under certain federal and state employment laws as a co-employer, effects of competition, TeamStaff’s ability to implement its internet based business and technological changes, and dependence upon key personnel.

Critical Accounting Policies and Estimates

TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each.

Revenue Recognition

As of and for the period ended September 30, 2005, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services.

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

Staffing (whether medical or administrative) revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff’s direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally, commissions from permanent placements are included in revenue related to Medical Staffing. Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer’s workforce as a permanent employee.

Payroll Services revenue is recognized as service is rendered and consists primarily of administrative service fees charged to clients for the processing of paychecks as well as preparing quarterly and annual payroll related reports.

In connection with its discontinued operation, TeamStaff’s professional employer organization division revenues were derived from its PEO division billings, net of worksite employee payroll costs (net method), which included payroll taxes, benefit costs, workers’ compensation charges and administrative fees. The net method was used because TeamStaff was not generally responsible for the output and quality of work performed by the worksite employees. These amounts are reflected as part of income (loss) from discontinued operations in the consolidated financial statements.

Goodwill and Intangible Assets

Beginning October 1, 2001, with the adoption of accounting standard (SFAS 142), TeamStaff no longer amortizes goodwill or indefinite life intangible assets, but continues to amortize software at its expected useful life. TeamStaff continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. If an impairment write off of all the goodwill became necessary, a charge of up to $10.3 million would be expensed on the Statement of Operations. If an impairment write off of all the trade name became necessary, a charge of up to $4.2 million would be expensed on the Statement of Operations. TeamStaff does not believe that there is any required write off of goodwill or its tradename.

Workers’ Compensation

TeamStaff’s current workers’ compensation insurance program is provided by Zurich American Insurance Company. The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers’ compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account by a third party. A letter of credit for $3.5 million was secured through Fleet Bank, as part of TeamStaff’s line of credit. Effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. GAB Robins, a third party administrator, provide claims handling services for the program. On May 12, 2004, TeamStaff received $963,000 in return premiums from Zurich. At September 30, 2005, TeamStaff has a prepaid asset of $3.6 million for the premiums and the prepayments made to the trust for both years of the Zurich plan. A reduction of the prepaid asset in the amount of $0.5 million was recorded in the fiscal year ended September 30, 2005 as a result of adverse claims development for the period April 1, 2002 through November 17, 2003. This write-down was predominantly driven by one claim that caused the Company to increase its maximum exposure to equal the policy deductible. TeamStaff estimates that, of the remaining prepaid asset, approximately an additional $1.4 million in return premiums will be received within the next twelve months, and this is reflected on the balance sheet at September 30, 2005 as a current asset.

In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of the policy described immediately above as of November 17, 2003.

TeamStaff then entered into a new workers’ compensation program with Zurich covering TeamStaff’s temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar Hill and GAB Robins provide claims handling services. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature (the ‘‘Zurich Policy’’). The Zurich Policy expired April 1, 2004. Effective April 1, 2004, TeamStaff entered into a new workers’ compensation program with Zurich for the period April 1, 2004 through March 31, 2005 identical to the Zurich Policy. Effective April 1, 2005, TeamStaff renewed its workers’ compensation program with Zurich for the period from April 1, 2005 through March 31, 2006. This renewal is also identical to the Zurich Policy.

As of September 30, 2005, the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

As was previously reported in TeamStaff's Exchange Act filing on Form 8-K, filed on October 20, 2005, the Company settled certain disputed workers’ compensation insurance premium and loss claims totaling nearly $4.4 million for $2.05 million payable over two (2) years (subject to certain prepayment requirements), and was fully reserved as of the Company's June 30, 2005 balance sheet. The settlement was entered on or about October 10, 2005. In or about January, 2001, TeamStaff purchased from Transportation Insurance Company (‘‘TPIC’’), Transcontinental Insurance Company (‘‘TCIC’’), Continental Casualty Company (‘‘CCC’’), CNA Claimplus, Inc. (‘‘ClaimPlus’’) and North Rock Insurance Company Limited (‘‘North Rock’’) (together, the ‘‘CNA Entities’’) a workers' compensation insurance program to provide workers' compensation insurance and claims services for TeamStaff's professional employee operations nationwide (the ‘‘Program’’). The Program provided TeamStaff with workers' compensation insurance coverage and claims services for all covered claims incurred during the period from January 22, 2001 to January 22, 2002 (the ‘‘Initial Policy Term’’). TeamStaff secured its obligations under the Program through its February 5, 2001 purchase of an Exposure Buyback Policy numbered EBP 006/001 from North Rock (the ‘‘Exposure Buyback Policy’’), also covering the period from January 22, 2001 to January 22, 2002. On or around January 22, 2002, TeamStaff purchased from TCIC and RSKCo an extension of the Program (the ‘‘Program Extension’’). The Program Extension provided TeamStaff with workers' compensation insurance coverage and claims services for all covered claims incurred during the period from January 22, 2002 to March 22, 2002 (the ‘‘Extended Policy Term’’).

TeamStaff contested the CNA Entities' accounting of the amount due and owing under the Program, the Program Extension and the Exposure Buyback Policy, and of the ultimate losses projected to be due from TeamStaff. TeamStaff additionally asserted that the CNA Entities committed certain errors in claims management which unjustifiably increased the losses incurred under the Program and the Program Extension, and inappropriately included certain non-recoverable items in the premium calculations for both the Program and the Program Extension, thereby entitling TeamStaff to a credit against the amounts ultimately due and owing under the Program, the Program Extension and the Exposure Buyback Policy. The CNA Entities maintained that there was due and owing from TeamStaff the sum of $1,824,975 in premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses under the Program and the Program Extension, and $835,596 in premiums and losses under the Exposure Buyback Policy. The CNA Entities projected that TeamStaff would be liable for an additional $1,181,301 of losses under the Program and the Program Extension, and an additional $556,176 of losses under the Exposure Buyback Policy. The aggregate amounts totaled $4,398,048.

The settlement fully and completely resolves, without litigation, all of the issues addressed above on the material terms described below and in the Agreement, without admitting and, in fact, expressly denying, the allegations and claims each party could have made against the other. TeamStaff will pay the CNA Entities the sum of $2,050,000, plus interest at a rate of 6.0%, as follows: (1) $300,000 upon execution of the Agreement; (2) $250,000 every 90 days thereafter, plus interest on the unpaid sum at a rate of 6.0% from the date of the preceding payment, for a total of eight (8) payments. The first $300,000 payment is in settlement of the outstanding premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses due and owing under the Program, the Program

Extension and the Exposure Buyback Policy. The second through eighth payments are in settlement of liabilities that become due and/or may become due under the Program, the Program Extension and the Exposure Buyback Policy, including but not limited to, premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses. It was also agreed that the payment schedule would be accelerated by and in the amount of any and all payments TeamStaff receives from Zurich North American in settlement of the receivable TeamStaff is carrying from its prior years' workers’ compensation insurance programs, up and to the then outstanding balance due the CNA Entities.

Employee Pension Plan

Effective October 1, 2000, TeamStaff adopted a non-qualified Supplemental Retirement Plan (SERP) covering certain TeamStaff corporate officers. TeamStaff’s former President and Chief Executive Officer and its former Chief Financial Officer were the only SERP participants. No current employees are covered under the SERP. SERP participants also were provided with a split dollar life insurance policy, insuring the life of the participant. Each participant collaterally assigned his policy to TeamStaff to secure repayment of policy premiums. In connection with the change in their employment status, TeamStaff engaged in negotiations with its former President and Chief Executive Officer and the former Chief Financial Officer regarding the payment of certain severance benefits and the satisfaction of TeamStaff’s obligations to each of them under the SERP and the split dollar life insurance arrangements.

On December 31, 2003, TeamStaff executed an agreement with its former President and Chief Executive Officer pursuant to which TeamStaff agreed to, among other things, release the collateral assignment of the split dollar life insurance policy as of December 31, 2003 and to accelerate the payment of certain agreed upon payments under the SERP in complete satisfaction of TeamStaff’s obligations under the SERP.

TeamStaff entered into a similar agreement with its former Chief Financial Officer effective as of December 30, 2003 in complete satisfaction of TeamStaff’s obligations under the SERP. That agreement also provided for the payment of severance and other benefits over time in complete satisfaction of TeamStaff’s obligations to its former Chief Financial Officer under his severance agreement effective May 22, 2002.

Cash payments aggregating $0.6 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer during the fiscal year ended September 30, 2005.

Deferred Taxes

TeamStaff accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes.’’ Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. If the company cannot ultimately realize the benefit of this asset, it would potentially have to write off an amount in excess of $18.5 million.

Allowance for doubtful accounts

TeamStaff maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff’s customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff’s accounts receivable balances could grow and TeamStaff could be required to provide for additional allowances, which would decrease net income in the period that such determination was made. For example, TeamStaff currently maintains an allowance of approximately .4% of accounts receivable. If, for example, the allowance grew to 2% of accounts receivable, net income would have been reduced by $149,000.

Fiscal Year 2005 as Compared to Fiscal Year 2004-Continuing Operations

TeamStaff’s revenues for the fiscal years ended September 30, 2005 and 2004 were $55.8 million and $37.3 million, respectively, which represents an increase of $18.5 million, or 49.7% over the prior fiscal year. Revenues from staffing services for the fiscal years ended September 30, 2005 and 2004 were $51.2 million and $32.9 million, respectively, which represents an increase of $18.3 million, or 55.8% over the prior fiscal year. Revenues for fiscal 2005 include $12.8 million related to the acquisition of Nursing Innovations, a Memphis, Tennessee-based provider of travel and per diem nurses effective as of November 14, 2004 (See Note 3 of Notes to Consolidated Financial Statements) and $13.0 million related to the acquisition of RS Staffing Services, a Monroe, Georgia-based provider of medical and office administration/technical professionals effective as of June 4, 2005 (See Note 3 of Notes to Consolidated Financial Statements.) These acquisitions helped offset a decrease in the revenues of the allied healthcare portion of our Staffing Services division for fiscal 2005 of $7.4 million. The Payroll Services division revenues for fiscal years ended September 30, 2005 and 2004 were $4.6 million and $4.4 million, respectively, which represents an increase of $0.2 million, or 4.4% over the prior fiscal year.

We believe that during the first half of fiscal 2005, hospitals continued to focus on cost efficiencies by placing greater reliance on existing full time staff. This, in turn, led to less demand for temporary health care professionals. We also believe that some healthcare providers who once traveled for temporary assignments took full time jobs, specifically because they viewed them as more stable or secure. This trend also provided facilities with a greater pool of full time staff on which to rely. We also believe that the continued lack of growth in hospital admissions nationwide may have had an adverse impact on demand for our temporary medical staffing services for this period.

We did see increases in demand as well as increases in applicants entering the field for traveling nurses during the second half of fiscal 2005. For our Nursing Innovations division, this translated into an 11 percent sequential quarterly increase in revenues for the last two quarters of fiscal 2005, from $3.6 million for quarter ended June 30, 2005 to $4.0 million for quarter ended September 30, 2005. Recovery in our allied segment still continued to be slower than expected, however, as hospitals sought to contain costs by limiting temporary staff in higher health care professional payroll areas. For our allied health division, this resulted in a 2.8% sequential quarterly increase in billable hours and a 3.7% sequential quarterly increase in revenues, not including permanent placement revenues, for the last two quarters of fiscal 2005. We believe that since the business fundamentals of allied health are similar to those in the nursing segment, that the allied sector will eventually experience a sustained rebound.

Longer term, we believe the demand for temporary medical personnel will increase. Key drivers in our major business segments include an aging population, an improving employment environment and growth in hospital admissions. We believe demand will also increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. The acquisition of Nursing Innovations provides TeamStaff with the opportunity to benefit from these industry changes that, we believe, impact our temporary nurse staffing business most significantly. Our acquisition of RS Staffing completed in early June 2005 gives us a strong presence in the government sector and provides us with an opportunity to cross sell to our nursing and allied divisions. We continue to expand our sales and marketing efforts throughout the divisions in order to increase our contact with current and prospective clients.

Direct expenses for the fiscal years ended September 30, 2005 and 2004 were $43.7 million and $28.5 million, respectively, which represents an increase of $15.1 million, or 52.9%. This increase is a direct result of increased revenues. As a percentage of revenue, direct expenses for the fiscal years ended September 30, 2005 and 2004 were 78.2% and 76.6%, respectively. This increase is a result of a higher volume of teaming partner (subcontractor) costs due to the inclusion of RS Staffing. Teaming is a business practice expected by government entities who prefer their suppliers to provide more of a master vendor service where the supplier looks to outside sources when needed to fill open staffing positions.

Gross profits for the fiscal years ended September 30, 2005 and 2004 were $12.2 million and $8.7 million, respectively, which represents an increase of $3.4 million, or 39.0%. This increase is attributable to the growth by acquisition of our staffing business as well as more prudent expense management and selected price increases in both the Medical Staffing and Payroll Services divisions.

Gross profits, as a percentage of revenue, decreased to 21.8% from 23.4%, for the fiscal years ended September 30, 2005 and 2004, respectively. This decrease is primarily due to the inclusion of RS Staffing in the last four months of fiscal 2005 and costs related to staffing teaming partners.

Operating expenses for the fiscal years ended September 30, 2005 and 2004 were $14.3 million and $11.4 million, respectively, which represents an increase of $3.0 million, or 26.0%. This increase includes $0.5 million of workers’ compensation receivable write-offs related to adverse claims development for the period April 1, 2002 through November 17, 2003 (the date of sale of the discontinued PEO operation) and $0.2 from certain loan forgiveness related to TeamStaff’s acquisition of BrightLane in 2001. Operating expenses related to Nursing Innovations, since the date of acquisition effective November 14, 2004, were $1.8 million. Operating expenses related to RS Staffing, since the date of acquisition effective June 4, 2005 were $1.0 million. After adjusting for operating expenses in fiscal 2005 related to Nursing Innovations and RS Staffing and the write-offs related to the worker’s compensation receivable write-off and TeamStaff’s acquisition of BrightLane in 2001, expenses for the fiscal year decreased 4% from 2004 to 2005. Operating expenses, as a percentage of revenue, were 25.7% and 30.5%, for the fiscal years ended September 30, 2005 and 2004, respectively.

Depreciation and amortization for the fiscal years ended September 30, 2005 and 2004 was $561,000 and $409,000, respectively. This increase is due to additional depreciation related to capital leases as well as fixed assets acquired as part of the acquisitions of Nursing Innovations and RS Staffing.

Other income, which is comprised of interest income and late fee income, for the fiscal years ended September 30, 2005 and 2004 was $228,000 and $270,000, respectively, representing a decrease of $42,000.

Interest expense for the fiscal years ended September 30, 2005 and 2004 was $222,000 and $81,000, respectively, representing an increase of $141,000. This increase is primarily a result of interest expense related to the revolving credit facility effective as of June 8, 2005, as well as interest expense from the notes payable related to the acquisition of RS Staffing effective as of June 4, 2005.

Income tax benefit from continuing operations for fiscal years ended September 30, 2005 and 2004 was $1.0 million and $1.1 million, respectively. These tax benefits are a result of losses from operations. Management believes that due to the acquisitions of RS Staffing and Nursing Innovations, two historically profitable companies, coupled with an improving business climate for temporary staffing, the Company will be able to utilize the recorded deferred tax asset.

Loss from continuing operations for the fiscal year ended September 30, 2005 was $1.7 million, or $(0.09) per fully diluted share, as compared to loss from continuing operations for the fiscal year ended September 30, 2004 of $1.8 million, or $(0.11) per fully diluted share.

Loss from discontinued operations, net of tax, for the fiscal year ended September 30, 2005 was $0.8 million, or $(0.05) per fully diluted share, as compared to loss from discontinued operations, net of tax, for the fiscal year ended September 30, 2004 of $2.3 million, or $(0.15) per fully diluted share. Loss from operations from the discontinued business unit, net of tax, for the fiscal years ended September 30, 2005 and 2004 was $0.8 million and $1.4 million, respectively. There was virtually no activity from disposal of the discontinued business unit for fiscal year 2005. Loss on disposal, net of tax, for the fiscal year ended September 30, 2004, was $0.9 million. In fiscal 2005, the loss was due to previously unbilled legal fees, non-cancelable software licenses related to the discontinued business unit and additional reserves posted for a settlement with CNA related to PEO workers’ compensation for periods prior to March 31, 2002. In the first nine months of fiscal 2004, TeamStaff generated revenue from the discontinued business unit for only the first six weeks, while certain costs associated with the operation of that business unit continued throughout the period. For fiscal 2004, the loss is attributable to the write-down of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff’s continuing operations offset by estimated sublease of unoccupied office space, investment banking fees and other expenses required to dispose of the discontinued business unit.

Net loss for the fiscal year ended September 30, 2005 was $2.5 million, or ($0.14) per fully diluted share, as compared to a net loss of $4.1 million, or $(0.26) per fully diluted share, for the fiscal year ended September 30, 2004.

Fiscal Year 2004 as Compared to Fiscal Year 2003-Continuing Operations

TeamStaff’s revenues for the fiscal years ended September 30, 2004 and 2003 were $37.3 million and $62.8 million, respectively, which represents a decrease of $25.5 million, or 40.6% over the prior fiscal year. Decreased revenues in TeamStaff’s Medical Staffing division accounted for approximately $25.3 million of the revenue decline. Lower revenues were attributable, in part, to the decrease in demand for temporary medical staffing workers. We believe hospitals continue to focus on cost efficiencies by placing greater reliance on existing full time staff. This, in turn, has led to less demand for temporary health care professionals. Longer term, we believe the demand for temporary medical personnel will increase, driven in part, by an aging population and an improving economy. We also believe demand will increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. Additionally, we continue to substantially expand our sales and marketing efforts in order to increase our contact with current and prospective clients.

Direct expenses for the fiscal years ended September 30, 2004 and 2003 were $28.5 and $50.6 million, respectively, which represents a decrease of $22.1 million, or 43.6% This decrease is a direct result of the lower consolidated revenues. As a percentage of revenue, direct expenses for the fiscal years ended September 30, 2004 and 2003 were 76.6% and 80.6%, respectively.

Gross profits for the fiscal years ended September 30, 2004 and 2003 were $8.7 million and $12.2 million, respectively, which represents a decrease of $3.4 million, or 28.3%. This decrease is attributed to the reduction in our Medical Staffing business as discussed above. Gross profits, as a percentage of revenue, were 23.4% and 19.4%, for the fiscal years ended September 30, 2004 and 2003, respectively. This increase is due to improved margins in the medical staffing division and the higher gross margin Payroll Services division, which represented 31.7% of total gross profit for fiscal year ended September 30, 2004 versus 24.5% for fiscal year ended September 30, 2003, thus increasing TeamStaff’s total gross margin percentage.

Operating expenses for the fiscal years ended September 30, 2004 and 2003 were $11.4 million and $14.6 million, respectively, representing a decrease of $3.2 million, or 22.1%. This decrease is attributed to lower SERP expenses and the absence of severance costs related to TeamStaff’s former Chief Executive Officer and Chief Financial Officer, lower corporate expenses, as well as reduced expenses in the Medical Staffing business. Operating expenses, as a percentage of revenue, were 30.5% and 23.2%, for the fiscal years ended September 30, 2004 and 2003, respectively, as revenue declined at a higher rate than operating expenses. While our Medical Staffing division has reduced overall operating expenses, we are increasing our product development, sales and marketing efforts in that division, which has partially offset reductions in general expenses.

Depreciation and amortization for the fiscal years ended September 30, 2004 and 2003 were $0.4 million and $0.3 million, respectively.

Other income (net) for the fiscal years ended September 20, 2004 and 2003 was $0.2 million and $0.4 million, respectively, representing a decrease of $0.2 million. This decrease is primarily attributable to the reduction in late payment fees received by our Medical Staffing division due to associated lower revenues and a more competitive pricing environment.

Income tax benefit from continuing operations for the fiscal years ended September 30, 2004 and 2003 was $1.1 million and $0.9 million, respectively. These tax benefits are a result of losses from operations.

Loss from continuing operations for the fiscal year ended September 30, 2004 was $1.8 million, or $.11 per fully diluted share, as compared to loss from continuing operations of $1.5 million, or $0.10 per fully diluted share, for fiscal year ended September 30, 2003. This increased loss is due to the decreased performance in our Medical Staffing division, offset partially by decreased costs related to TeamStaff’s former Chief Executive Officer and Chief Financial Officer and other operating expense decreases.

Losses from discontinued operations, net of tax, for the fiscal years ended September 30, 2004 and 2003 were $2.3 million and $27.4 million, respectively. The loss in 2003 resulted primarily from the write-down of goodwill and intangible assets from the PEO business totaling $25.4 million. Loss from operations from the discontinued business unit, net of tax, for the fiscal years ended September 30, 2004 and 2003 were $1.4 million and $27.4 million, respectively. In fiscal year 2004, TeamStaff generated revenue from the PEO business for only the first six weeks, while certain costs associated with the operation of that business unit continued throughout the year. Losses on disposal, net of tax, were $0.9 million for fiscal year ended September 30, 2004. The loss is based on the selling price of $9.25 million, offset by expenses including the write-down of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff’s continuing operations offset by estimated sublease of unoccupied office space, investment banking fees and other expenses required to dispose of the PEO business.

Net loss for the fiscal year ended September 30, 2004 was $4.1 million or $0.26 per fully diluted share, as compared to net loss of $28.9 million or $1.84 per fully diluted share for the fiscal year ended September 30, 2003.

Liquidity and Capital Resources

Net cash used in operating activities for the fiscal year ended September 30, 2005 was $2.1 million compared to $1.2 million in the fiscal year ended September 30, 2004. Use of cash during fiscal 2005 includes increased accounts receivable of $1.8 million primarily due to the operations of Nursing Innovations subsequent to its acquisition on November 14, 2004 and RS Staffing subsequent to its acquisition effective June 4, 2005, increased accrued payroll and other accrued expenses of $1.3 million and losses in continuing and discontinued operations, offset by a decrease of $1.8 million in restricted cash related to the release of the letter of credit requirement from Zurich for TeamStaff’s workers’ compensation policy.

Cash used in investing activities for the fiscal year ended September 30, 2005 was $4.8 million compared to $0.02 in fiscal 2004. Use of cash was primarily for the purchase of certain of the assets of Nursing Innovations for $1.9 million including acquisition expenses and the capital stock purchase of RS Staffing Services for $3.25 million plus acquisiton expenses, less acquired cash of $0.7 million.

Cash provided by financing activities for the fiscal year ended September 30, 2005 was $5.1 million compared to $0.06 million in fiscal 2004. During the first fiscal quarter of 2005, TeamStaff entered into Securities Purchase Agreements with several accredited investors for the private sale under Section 4(2) of the Securities Act of 1933 and/or Regulation D of securities for an aggregate purchase price of $4.3 million. The offering consisted of the sale of 2,392,000 shares of Common Stock and 598,000 common stock warrants. The investors in the transaction received one three-year warrant to purchase an additional share of common stock at a price of $2.50 per share for every four shares of common stock purchased in the transaction. TeamStaff received net proceeds of approximately $4.0 million, after payment of commissions and related offering expenses. SunTrust Robinson Humphrey Capital Markets and Maxim Group LLC served as selling agents on TeamStaff's behalf and received combined commissions of 6.5% of the gross proceeds.

Effective June 8, 2005, TeamStaff, Inc. entered into a $7.0 million revolving credit facility provided by PNC Bank to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Revolving Credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum EBITDA and a minimum consolidated debt service coverage ratio. For the period ended September 30, 2005, TeamStaff was not in compliance with the EBITDA covenant. PNC issued an Amendment to Revolving Credit and Security Agreement, waiving the minimum EBITDA requirement because the Company met the minimum consolidated debt service coverage ratio. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, we granted PNC a lien and security interest on all of our assets. As of September 30, 2005, there was $4.0 million debt outstanding under the Credit Facility and $1.8 million of unused availability under the line, based on billed accounts receivable. The interest rate effective as of September 30, 2005 was 7.0%.

Availability under the PNC line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of RS Staffing Services are required to execute ‘‘Acknowledgements of Assignment.’’ There can be no assurance that every RS Staffing government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the line of credit.

As of September 30, 2005, TeamStaff had unrestricted cash and cash equivalents of $1.3 million and net accounts receivable of $9.5 million. As of September 30, 2005, TeamStaff had working capital of $1.0 million. Management believes its existing cash, liquidity provided by the Company’s revolving line of credit and funds generated by operations will be sufficient to support cash needs for at least the next twelve months.

Obligations (Amounts in Thousands)	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt (1)	$ 9,439	$ 7,719	$ 1,720	$0
Operating leases (2)	2,498	644	1,396	458
Pension liability (3)	872	275	462	135
Total Obligations	$ 12,809	$ 8,657	$ 3,559	$ 593

(1)	Represents bank line of credit, notes payable related to acquisition of RS Staffing, CNA settlement, and capital lease obligations. Bank line of credit has a 3-year life but is classified as short term because it is subject to acceleration upon non-payment or various other standard default clauses. Additionally, the CNA settlement is classified as short term because it contains an acceleration clause not to exceed amounts received from Zurich American Insurance Company.

(2)	Represents lease payments net of sublease income.

(3)	Represents pension liability for the former CEO and former CFO.

Recently Issued Accounting Pronouncements Affecting the Company

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

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) a ‘‘modified prospective’’ method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that are unvested on the effective date; or (2) a ‘‘modified retrospective’’ method which includes the requirements of the modified prospective method and also has entities restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS 123. The Company intends to follow the modified prospective method upon adoption in the first fiscal quarter of 2006.

See ‘‘Stock-Based Incentive Compensation’’ in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the fiscal years ended September 30,

2005, 2004 and 2003, as if we had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating whether the requirements under SFAS 123(R) will have a significant adverse impact on our consolidated statements of operations and net income (loss) per share.

ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. If interest rates in these periods’ decrease, TeamStaff’s workers’ compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, TeamStaff, Inc. completed a $7.0 million revolving credit facility by PNC Bank effective on June 8, 2005. Revolving Credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum EBITDA and a minimum consolidated debt service coverage ratio. The facility is subject to acceleration upon non-payment or various other standard default clauses. Material increases in the Prime or LIBOR rate could have a material adverse effect on our results of operations, the status of the Revolving Credit Facility as well as interest costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See attached Financial Statements beginning on page F-1 attached to this report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serves as our principal accounting officer), conducted an evaluation of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the period (September 30, 2005) (‘‘Evaluation Date’’) covered by this Annual Report on Form 10-K. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer (who serves as our principal accounting officer) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-K has been made known to them.

Changes in Internal Controls:

There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

ITEM 9B.    OTHER INFORMATION

On September 1, 2005, pursuant to our Non-Executive Director Stock Option Plan, we granted our non-executive directors options to purchase shares of our common stock at an exercise price of $1.36 per share, which represents the closing selling price per share of our common stock on the NASDAQ National Market on September 1, 2005. Four of the six non-executive directors were each granted 5,000 options. Two non-executive directors who joined the board in fiscal year 2005 were each granted 2,500 options for their partial year service at September 30, 2005 (plus the initial grant of 5,000 options each for joining the Board). The options are governed by our standard form stock option agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K, and the terms of our Non-Executive Director Stock Option Plan, as amended. The options vest after one year, are exercisable for a period of five years (subject to earlier termination under certain circumstances) and were granted on a non-discretionary basis pursuant to our Non-Executive Director Stock Option Plan.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of TeamStaff as of December 16, 2005 are as follows:

NAME	AGE	OFFICE
T. Stephen Johnson	55	Chairman of the Board of Directors Class 1
Karl W. Dieckmann	77	Vice-Chairman Class 2
Ron Aldrich	62	Director Class 2
Peter Black	33	Director Class 1
Martin Delaney	62	Director Class 3, Senior Vice President
Ben J. Dyer	57	Director Class 1
Rocco J. Marano	76	Director Class 3
T. Kent Smith	49	President, Chief Executive Officer, Director Class 2
Rick J. Filippelli	49	Vice President, Finance, Chief Financial Officer
James D. Houston	46	Vice President, General Counsel
Timothy Nieman	46	Senior Vice President, Sales
Peter Rosen	58	Vice President, Human Resources
Barry McDonald	47	President, TeamStaff Rx, Inc.
William L. Booth	42	President, Nursing Innovations
Roger Staggs	53	President, RS Staffing Services, Inc.

Board of Directors

Our board is classified into three classes, which are each elected in staggered three-year terms. Class 1 consists of T. Stephen Johnson, Ben J. Dyer and Peter Black, and the term expires in 2006; Class 2 consists of Karl Dieckmann, T. Kent Smith and Ron Aldrich, and the term expires in 2007 and Class 3 consists of Rocco Marano and Martin Delaney, and the term expires in 2008.

Ron Aldrich joined the Board of Directors in May 2005. Mr. Aldrich has more than thirty-seven years of leadership experience in health care organizations throughout the United States. He served for nineteen years as the President and CEO of three multi-hospital Catholic Systems (a 3,400 bed system based in Aston, Pennsylvania, a regional system located in Urbana, Illinois and a regional system based in Melville, Long Island, New York). He was also President and CEO of Mercy Hospital in Urbana, Illinois for five years from 1977 to 1982. Mr. Aldrich was instrumental in the formation of Catholic Health Initiatives that integrated three large Catholic Systems (including Franciscan Health System) in 1996. With 126 Health Care Organizations in 21 states, it was the largest not-for-profit health care merger to occur in the United States. Mr. Aldrich has also served on the Boards of Directors of five Catholic Health Systems. From 1992 to 1993 he served as Chairperson of the Catholic Health Association of the United States. He currently serves on the Boards of Bon Secours Health System, Franciscan Ministries Foundation and the Board of Trustees of the University of Florida Foundation.

Peter Black joined the Board of Directors in March 2005. For the past six years, Mr. Black has been an Investment Analyst and Portfolio Manager at Wynnefield Capital, Inc., where he is responsible for researching and identifying small-cap value investments. Mr. Black has initiated investments on Wynnefield's behalf that span multiple industries. Prior to joining Wynnefield, Mr. Black was an investment banker in the mergers and acquisition departments of UBS Securities and SG Cowen & Co., where he amassed significant valuation and transactional experience. Mr. Black is a graduate of Boston College and received his MBA from Fordham University. Wynnefield Capital, Inc., through certain of its investment funds, is the owner of approximately 12% of our outstanding shares of common stock.

Martin J. Delaney joined the Board of Directors in July 1998. Mr. Delaney was hired as a Senior Vice-President of TeamStaff effective January 5, 2005. Mr. Delaney is an attorney and a prominent healthcare executive who began his hospital management career in 1971 as an Assistant Administrator at Nassau County Medical Center. He has been a director of a large regional Health Maintenance Organization on Long Island, the Hospital Association of New York State, the Greater New York Hospital Association, and chairman of the Nassau-Suffolk Hospital Council. He has been President, CEO and a Director of Winthrop University Hospital, Winthrop South Nassau University Health Care Systems, and the Long Island Health Network. He has a graduate degree in health care management from The George Washington University and a law degree from St. John's University. He has been admitted to practice in New York State and federal courts.

Karl W. Dieckmann, a Director of TeamStaff since April 1990, had been Chairman of the Board from November 1991 until September 2001 and has been Vice Chairman since September 2001. From 1980 to 1988, Mr. Dieckmann was the Executive Vice President of Science Management Corporation and managed the Engineering, Technology and Management Services Groups. From 1948 to 1980, Mr. Dieckmann was employed by the Allied Signal Corporation (now Honeywell Corporation) in various capacities including President, Semet Solvay Division; Executive Vice President, Industrial Chemicals Division; Vice President Technical – Fibers Division; Group General Manager – Fabricated Products Division; and General Manager – Plastics Division, as well as various positions with the Chemicals Division.

Ben J. Dyer joined the Board of Directors in December 2002. Mr. Dyer is currently President of investment banking firm Jackson Capital, a general partner of the early stage technology fund Cordova Intellimedia Ventures LP, and President of Innovations Publishing, LLC, an Atlanta based company which provides a subscription-based online catalog of emerging private ventures across the Southeastern US. In the 1980s Mr. Dyer served as Chairman and CEO of Comsell, Inc., a pioneering multimedia development firm and was President and a Director of the de novo Enterprise National Bank. Mr. Dyer founded Intellimedia Sports, Inc. in 1992 to create the ESPN-branded sports instruction category in the CD-ROM industry. He was earlier a founder of Peachtree Software, Inc. and served as its President from 1977 to September 1983. He currently serves on a number of private boards including FundRaisingInfo.com and Atlanta Bancorporation, and is a member of the External Advisory Council of Georgia Tech Research Institute. He has concentrated his community activities on higher education and has been President of the Georgia Tech Alumni Association, a Director of the Georgia Tech Foundation, Chairman of the Alumni Advisory Board for Tech's School of Industrial & Systems Engineering, and chairman of the Georgia Tech Research Corporation. He is currently a Senior Fellow of the Center for Entrepreneurship and Corporate Growth at Emory University's Goizueta Business School. Mr. Dyer holds a Bachelors degree in Industrial Engineering from Georgia Tech and an MBA in finance from Georgia State University.

T. Stephen Johnson has been Chairman of the Board of TeamStaff since September 2001. He has served as Chairman of T. Stephen Johnson & Associates, Inc., a financial services consulting firm, and its related entities since inception in 1986. Mr. Johnson is a long-time banking consultant and Atlanta entrepreneur who has advised and organized dozens of community banks throughout the Southeast. He is Chairman Emeritus of Netbank, the largest and most successful Internet-only bank, as well as Chairman and principal owner of Bank Assets, Inc., a provider of benefit programs for directors and officers of financial institutions. Mr. Johnson is Chairman of the Board of Directo, Inc. a company specializing in providing financial services for un-banked individuals and Chairman of Atlanta Financial Corporation. See ‘‘Certain Relationships and Related Transactions’’.

Rocco Marano served as member of the Board of Directors from July 1999 thru September 2001. He rejoined the Board of Directors in November 2002. Mr. Marano, a prominent telecommunications executive, is the retired chairman and President of Bellcore, Inc. a Bell Communications research and engineering entity formerly owned by the seven Bell regional communications companies. Prior to acting as President of Bellcore, Mr. Marano served as President of New Jersey Bell Telephone Company. His present additional board affiliations include Horizon Blue Cross/Blue Shield Foundation. He has also served as Chairman of Horizon Blue Cross/Blue Shield of New Jersey. Mr. Marano holds a B.S. in Accounting from Fordham University and a J.D. from Fordham University Law School, and is admitted to practice law in New York.

T. Kent Smith was appointed as our Chief Executive Officer, President and a member of our Board of Directors on June 18, 2003. From January 2000 to January 2003, Mr. Smith served as the President of HoneyBaked Ham Company and Chief Executive Officer of the Heavenly Ham Company. From 1998 to 1999, Mr. Smith was the Senior Vice President of Organization Serv. Prior to that; Mr. Smith served in various executive positions for Norrell Corporation from 1987 to 1998, including Senior Vice President, Service Operations, Vice President and Chief Information Officer and Vice President, Finance & Strategic Planning. Mr. Smith received a Masters in Business Administration from the University of Virginia and is a graduate of Vanderbilt University.

Other Executive Officers

Rick J. Filippelli assumed his current position as Vice President and Chief Financial Officer of TeamStaff in September 2003. Prior to joining TeamStaff, Mr. Filippelli spent approximately two years as Chief Financial Officer of Rediff.com, a publicly traded global information technology company. From 1985 through 2001 Mr. Filippelli held various financial positions including that of Chief Financial Officer with Financial Guaranty Insurance Company (‘‘FGIC’’), a subsidiary of GE Capital. Prior to joining FGIC, Mr. Filippelli spent six years in public accounting including three years with the Big 4 firm of Ernst and Young. Mr. Filippelli holds a BS in Accounting from Brooklyn College and is a Certified Public Accountant as well as a member of the American Institute of Certified Public Accountants.

James D. Houston has been Vice President, Business and Legal Affairs, General Counsel and Corporate Secretary of TeamStaff since May, 2005. Mr. Houston has spent most of his career acting as the chief legal officer for several public and private companies. From 1999 through 2005, several companies engaged Mr. Houston through his own independent consulting firm. Mr. Houston was general counsel for SITA and division counsel for the Strategic and Global Licensing Division of SAS Institute, Inc. from 1997 through 1999. Prior to joining SAS Institute, Mr. Houston spent six years as an independent legal consultant after having worked as an associate for the national law firms Adams, Duque and Hazeltine and Keck, Mahin and Cate from 1987 through 1991. Mr. Houston holds a Juris Doctorate from Boston University School of Law and a B.A. in Political Science and Philosophy from Long Island University. He is admitted to practice law in New York and California.

Timothy Nieman is TeamStaff’s Senior Vice President, Sales. Mr. Nieman was President of TeamStaff Rx until April 2005. Prior to joining TeamStaffRx, Mr. Nieman operated an independent consulting firm providing advisory services to the human capital and staffing industries. Mr. Nieman was employed with Spherion Corporation and its predecessor, Norrell Services Corporation, from January 1985 through September 2002, where he held a number of positions, including Senior Vice President and General Manager of Spherion’s Enthusian business unit, which provided application service provider interfaces for the contingent workforce and financial service arenas. Prior to assuming his role with Enthusian, Mr. Nieman held the position of Vice President of Integration, overseeing the merger between Norrell and Interim, as well as a number of executive operational and sales leadership positions with Norrell. Mr. Nieman received his Bachelor’s in Business Administration in 1984 from the University of Memphis.

Peter F. Rosen is a Human Resources executive with over 20 years of domestic and international experience. Mr. Rosen has been in senior HR roles for established organizations like Capital One, the Coca-Cola Company and SmithKline-Beecham, as well as serving as the VP HR for Norrell Corporation, which was a publicly traded staffing and outsourcing company. Mr. Rosen has an undergraduate degree in Industrial and Labor Relations from Cornell University and a law degree from St. John’s University School of Law.

W. Lee Booth is the former founder and current President of Nursing Innovations, a leading provider of Travel and Per-diem Nurses which we acquired in June 2005. He has ten years experience in the healthcare industry, with management experience in one of TennCare’s Managed Care Organizations. He is a Registered Nurse with experience in various clinical settings including ER and Telemetry. Mr. Booth has a Bachelor’s in Business Administration from the University of Memphis and a Bachelor of Science in Nursing from the University of Memphis.

Kathleen Z. Charles joined DSI in January of 1996 as Client Services Manager. In October of 1996 she assumed responsibility for the DSI Payroll Services division. Mrs. Charles brought 20 years of experience in client support team management, operations management and system integration in the Payroll and Human Resource Services (ADP) and Commercial Insurance (Crum & Forster Insurance) industries to the DSI ‘‘family’’. She attended Seton Hall University and Kean College as an education major.

Barry McDonald joined TeamstaffRx in May 2004 as Senior Vice President of Sales and was named President of TeamStaff Rx in April 2005. Mr. McDonald has worked in the health care staffing industry since 1987 as either a Senior Executive or Business Principal. Mr. McDonald's industry experience has been in the Sales, Marketing, and Operations as well as in Merger's and Acquisitions. He attended The University of Toledo and is a Registered Respiratory Therapist with a Bachelor's of Science degree in Health Care Administration.

Roger D. Staggs, President of RS Staffing Services, Inc. joined TeamStaff with the acquisition of RS Staffing Services, Inc. in June 2005. He has thirty years experience in management and employee training/development, with fifteen years experience in the staffing industry. Mr. Staggs also has six years experience in the government-contracting arena, creating innovative staffing solutions for government and private sector clients.

Management Resources and Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Karl W. Dieckmann (Chair), Martin J. Delaney and Steven Johnson, served on the Management Resources and Compensation Committee during the fiscal year ended September 30, 2004. Mr. Delaney resigned his position on the Committee effective January 5, 2005. Mr. Rocco Marano replaced Mr. Delaney on the Committee. There are no interlocks between TeamStaff's Directors and Directors of other companies and at all times members of the Management Resources and Compensation Committee satisfied the independence requirements of Section 4200(a)(15) of the NASDAQ Marketplace Rules.

Meetings of the Board of Directors and Committees

During the fiscal year ended September 30, 2005, the Board of Directors met on 13 occasions, 9 of which were by telephone conference call. Our board of directors determined that from October 1, 2004 to January 5, 2005 Messrs. Johnson, Dyer, Dieckmann, Delaney and Marano satisfied the independence requirements within the meaning of Section 4200(a)(15) of the NASDAQ Marketplace Rules. From and after January 5, 2005, to the end of the Company’s 2005 fiscal year, Messrs. Johnson, Dyer, Dieckmann, and Marano continued to satisfy the independence requirements within the meaning of Section 4200(a)(15) of the NASDAQ Marketplace Rules. Messrs. Aldrich and Black each joined the Board as independent directors and continuously satisfied the independence requirements within the meaning of Section 4200(a)(15) of the NASDAQ Marketplace Rules through the end of the Company’s 2005 fiscal year. As of September 30, 2005 through and including the date of this filing, Messrs. Aldrich, Black, Dyer, Dieckmann, Johnson and Marano satisfied the independence requirements within the meaning of Section 4200(a)(15) of the NASDAQ Marketplace Rules.

The Board of Directors has four committees: Audit, Management Resources and Compensation, Executive, and Nominating and Corporate Governance Committees.

For the fiscal year ended September 30, 2005, the members of the committees, and a description of the duties of the Committees were as follows:

Audit Committee. TeamStaff's Audit Committee acts to: (i) review with management the finances, financial condition and interim financial statements of TeamStaff; (ii) review with TeamStaff's independent auditors the year-end financial statements; and (iii) review implementation with the independent auditors and management any action recommended by the independent auditors and (iv) the retention and termination of TeamStaff’s independent auditors. During the fiscal year ended September 30, 2005, the Audit Committee met on 5 occasions, 4 of which were by telephone conference call.

The Audit Committee adopted a written charter governing its actions effective June 14, 2000. Effective May 27, 2003, the Audit Committee adopted an Amended and Restated Charter which was filed as an exhibit to our Proxy Statement prepared in connection with our Annual Meeting of Shareholders held on August 12, 2003. A copy of the Audit Committee's Amended and Restated Charter may be reviewed on our website at www.teamstaff.com. From October 1, 2004 through January 5, 2005, our Audit Committee was comprised of Martin Delaney, Karl W. Dieckmann and Rocco J. Marano. From January 5, 2005 to September 30, 2005, our Audit Committee was comprised of Rocco J. Marano (Chair), Karl W. Dieckmann and Ben J. Dyer. On July 19, 2005, Mr. Black was added to the Audit Committee. At all times during the fiscal year, all of the members of our Audit Committee were ‘‘independent’’ within the definition of that term as provided by Rule 4200(a)(15) of the NASDAQ Marketplace Rules. From the end of fiscal year to the present, all of the members of our Audit Committee are ‘‘independent’’ within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace Rules. From October 1, 2004 through January 5, 2005 Martin Delaney acted as chairman of the audit committee and Rocco J. Marano was designated as an ‘‘Audit Committee financial expert’’ in accordance with the Sarbanes Oxley Act of 2002 and the regulations promulgated thereunder. Beginning on January 5, 2005, Mr. Marano assumed the position of Chairman of the Audit Committee and maintained his position as financial expert.

Management Resources and Compensation Committee. The Management Resources and Compensation Committee functions include negotiation and review of all employment agreements of executive officers of TeamStaff and administration of TeamStaff's 2000 Employee Stock Option Plan and Non-Executive Director Stock Option Plan. Karl W. Dieckmann is the chairman of the Committee. From October 1, 2004 to January 5, 2005, the Management Resources and Compensation Committee's members were Karl W. Dieckmann (Chair), Martin J. Delaney and T. Stephen Johnson. From January 5, 2005 to the present, the members were and are Karl W. Dieckmann (Chair), Rocco Marano, and T. Stephen Johnson. At all times members of the Management Resources and Compensation Committee satisfied the independence requirements within the meaning of Section 4200(a) (15) of the NASDAQ Marketplace Rules. During the fiscal year ended September 30, 2005, the committee met on 5 occasions, 3 of which were by telephone conference call.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee functions include the review of all candidates for a position on the board of directors including existing directors for renomination and reports its findings with recommendations to the Board. The Nominating and Corporate Governance Committee solicits candidates on behalf of TeamStaff to fill any vacancy on the Board. The Nominating and Corporate Governance Committee performs such other duties and assignments as directed by the Chairman or the Board but shall have no power to add or remove a director without the approval of the Board. Our Board of Directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our Web site at www.teamstaff.com. Pursuant to its charter, the Nominating and Corporate Governance Committee's tasks include reviewing and recommending to the Board issues relating to the Board's composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board's compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. From October 1, 2004 to July 19, 2005, the Nominating and Corporate Governance Committee members were Ben J. Dyer (Chair), Karl W. Dieckmann and T. Stephen Johnson. From and after July 19, 2005, the Nominating and Corporate Governance Committee members were and are Ben J. Dyer (Chair), Karl W. Dieckmann and Ron Aldrich. At all times members of the Nominating and Corporate Governance Committee satisfied the independence requirements within the meaning of Section 4200(a) (15) of the NASDAQ Marketplace Rules. During the fiscal year ended September 30, 2005, the committee met on 4 occasions, 1 of which was by telephone conference call.

Executive Committee. The Board of Directors created an Executive Committee effective September 4, 2001. Executive committee members are Karl W. Dieckmann, T. Stephen Johnson and T. Kent Smith. T. Stephen Johnson serves as its chairman. This committee did not meet during the fiscal year ended September 30, 2005.

No member of the Board of Directors or any committee failed to attend or participate in fewer than 75% of the meetings of the Board or any committee on which such member serves.

Code of Ethics

On June 20, 2003, TeamStaff distributed a company-wide Code of Ethics and Business Conduct and Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller. Additionally, both the Codes were posted on TeamStaff's internal intranet website and are available on TeamStaff’s Internet web address, www.teamstaff.com. These Codes were adopted by TeamStaff's Board of Directors, and provide employees with a confidential method of reporting suspected Code violations.

ITEM 11.    EXECUTIVE COMPENSATION

The following provides certain summary information concerning compensation during the years ended September 30, 2005, 2004, and 2003 paid to or earned by TeamStaff’s Chief Executive Officer and each of the executive officers and key employees of TeamStaff who received in excess of $100,000 in compensation during the last fiscal year.

			ANNUAL COMPENSATION
NAME AND PRINCIPAL POSTION	YEAR	SALARY	BONUS	OTHER	LONG TERM COMPENSATION OPTIONS/SAR’S
T. Kent Smith	2005	$250,000	$170,000	-0-	100,000
Chief Executive Officer	2004	$250,000	$100,000	-0-	-0-
	2003	$70,192	$35,616	-0-	400,000

Rick J. Filippelli	2005	$224,988	$138,000	-0-	-0-
	2004	$224,988	$70,000	-0-	50,000
	2003	$8,653	-0-	$20,000	50,000

Martin Delaney	2005	$103,923	-0-	$1,248	100,000
	2004	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	-0-

Barry McDonald	2005	$135,000	$27,000	-0-	-0-
	2004	$57,115	$13,608	-0-	25,000
	2003	-0-	-0-	-0-	-0-

Tim Nieman	2005	$175,000	$28,000	-0-	-0-
	2004	$141,346	$21,600	-0-	50,000
	2003	-0-	-0-	-0-	-0-

TeamStaff provides normal and customary life and health insurance benefits to all of its employees including executive officers. TeamStaff has a 401(k) plan that is voluntary.

Compensation of Directors

Effective commencing as of January 1, 2004, the Chairman, Vice Chairman and Chairman of the Audit Committee each receive $3,000 per month. The Chairman of the Nominating and Corporate Governance Committee receives $2,500 per month. All other non-employee directors receive $1,667 per month. All non-employee Board members receive $1,500 for each in-person Board meeting attended and $750 for each telephonic Board meeting in which they participate. All committee members receive $600 for each in-person meeting attended and $300 for each telephonic committee meeting in which they participate. The Chairman of each committee receives $1,000 for each in-person committee meeting attended and $500 for each telephonic meeting in which he participates. Non-employee Directors also receive $1,000 for each in-person meeting with Company executives that do not constitute Board or Committee meetings. On November 18, 2004 the non-employee director cash compensation terms were amended to provide that non-committee members would be compensated in the same manner as committee members for any committee meeting they attend or telephonic meeting in which they participate at the written request of the committee Chairman. Additionally non-employee directors will receive $1,000 per day for their attendance at continuing education or other seminars they attend in connection with their service as a TeamStaff director. Non-employee Board members also receive reimbursement of their Board-related travel, cell phone and similar expenses.

Under the Company’s Non-Executive Director Stock Option Plan, directors 1) receive 5,000 options upon joining the Board; 2) receive 5,000 options on September 1st of each year thereafter (subject to downward adjustment for less than a full year’s service); and 3) for one year after joining the Board are entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. Our shareholders previously approved this option plan.

Employment Agreements

Effective as of June 18, 2003, TeamStaff entered into an employment agreement with T. Kent Smith pursuant to which Mr. Smith serves as TeamStaff's President and Chief Executive Officer. The agreement expired on September 30, 2005. Under the terms of the agreement, Mr. Smith was paid an annual base salary of $250,000 and was eligible to receive a bonus of up to 50% of his base salary based on the achievement of revenue, income and other objectives established by the Management Resources and Compensation Committee. Pursuant to the Agreement, Mr. Smith also was granted an option to purchase 400,000 shares of TeamStaff common stock, one-fourth of which vested on June 18, 2003, one-fourth of which vested on June 18, 2004 and the remainder of which vested on June 18, 2005. Mr. Smith also received four weeks annual vacation and was offered welfare benefit plans, 401(k) and fringe benefits generally made available to other TeamStaff employees. The agreement provided, among other things, that Mr. Smith would be paid a severance payment of three months of his base salary if Mr. Smith and TeamStaff did not enter into a new employment agreement by September 30, 2005. Additionally, the agreement provided for certain post-termination payments depending upon the reason for the termination of Mr. Smith's employment. The agreement also provided for the payment of nine months of base salary and the provision of certain other benefits should Mr. Smith's employment have terminated in connection with a change in control, as defined in the agreement.

On June 30, 2005 TeamStaff entered into a new two-year employment agreement with Mr. T. Kent Smith, its President and Chief Executive Officer. The term of the agreement commenced on October 1, 2005 and terminates on September 30, 2007. The material terms of Mr. Smith's employment agreement provide for a base salary of $250,000 per annum and standard Company executive benefits as provided under his prior agreement. In addition, Mr. Smith is eligible to receive a bonus equal to up to 70% of his base salary upon satisfaction of performance-based criteria. Mr. Smith will be considered for future salary increases as may be determined by the Management Resources and Compensation Committee of the Board of Directors. Mr. Smith will be eligible to participate in the Company's incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Smith is terminated without cause and one year of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Smith's employment is terminated (or his position is changed), Mr. Smith will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company's outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

On June 30, 2005 TeamStaff entered into a twenty seven month employment agreement with Mr. Rick J. Filippelli, its Vice President and Chief Financial Officer. The term of the agreement commenced on June 30, 2005 and terminates on September 30, 2007. The material terms of Mr. Filippelli's employment agreement provide for a base salary of $225,000 per annum, a potential bonus of up to 70% and standard Company executive benefits, upon substantially the same terms as provided for Mr. Smith. The Management Resources and Compensation Committee of the Board of Directors will consider Mr. Filippelli for future compensation increases as may be determined. Mr. Filippelli will be eligible to participate in the Company's incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Filippelli is terminated without cause and one year of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Filippelli's employment is terminated (or his position is changed), Mr. Filippelli will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company's outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

Pursuant to the RS Staffing Services, Inc. acquisition, the Company entered into an employment agreement with Roger Staggs to be employed as President of RS Staffing Services, Inc. The material terms of Mr. Staggs’ agreement are for a period of one (1) year from on or about June 4, 2005 and provide for a base salary of $150,000 per annum, a potential bonus at the discretion of the Board of Directors and standard Company executive benefits.

Pursuant to the RS Staffing Services, Inc. acquisition, the Company entered into an employment agreement with Barry Durham to be employed as Vice-President of RS Staffing Services, Inc. The material terms of Mr. Durham's agreement are for a period of one (1) year from on or about June 4, 2005 and provide for a base salary of $150,000 per annum, a potential bonus at the discretion of the Board of Directors and standard Company executive benefits.

Management Resources and Compensation Committee Report on Executive Compensation

This report is submitted by the Management Resources and Compensation Committee of the Board of Directors of TeamStaff, Inc. (‘‘TeamStaff’’). During the fiscal year ended September 30, 2005, the Management Resources and Compensation Committee was responsible for reviewing TeamStaff's stock option plans and reviewing and approving compensation matters concerning the executive officers and senior management of TeamStaff. Further, the Management Resources and Compensation Committee balances compensation among TeamStaff’s executive officers and senior management.

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

Compensation under the executive compensation program is comprised of cash compensation in the form of base salary and bonus compensation. Executives are also granted severance plans providing various benefits upon termination of employment without cause and, in some cases (including the Chief Executive Officer), a change of control of TeamStaff. In addition, the compensation program includes various other benefits, including medical and insurance plans and TeamStaff's 401(k) Plan. These plans are generally available to all employees of TeamStaff.

The principal factors that the Management Resources and Compensation Committee considered with respect to each officer's compensation package for fiscal year ended September 30, 2005 are summarized below. The Management Resources and Compensation Committee may apply different or additional factors in making decisions with respect to executive compensation in future years, at its discretion.

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

In making stock option grants, the Management Resources and Compensation Committee considers general corporate performance, individual contributions to TeamStaff's financial, operational and strategic objectives, the Chief Executive Officer's recommendations, level of seniority and experience, existing levels of stock ownership, previous grants of restricted stock or options, vesting schedules of outstanding restricted stock or options and the current stock price. During the fiscal year ended September 30, 2005, the Management Resources and Compensation Committee approved the grant of 280,000 options, 250,000 of which were granted to executive officers, as follows: 50,000 to Lee Booth, 100,000 to Martin Delaney and 100,000 to T. Kent Smith.

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

Chief Executive Officer Compensation.

In the fiscal year ended September 30, 2005, T. Kent Smith, TeamStaff’s Chief Executive Officer, received a base salary at the annual rate of $250,000, which was the same as his base salary during the prior fiscal year. TeamStaff employed Mr. Smith as its Chief Executive Officer in June 2003 and paid an aggregate amount of $250,000 to him as base salary for his services as Chief Executive Officer during the period October 1, 2004 through September 30, 2005. Mr. Smith’s compensation is determined pursuant to an employment agreement dated June 18, 2003, which provides for base compensation of $250,000 per annum and a bonus, in the discretion of the Management Resources and Compensation Committee, of up to 50 % of his base salary. Pursuant to his employment agreement, Mr. Smith also was awarded options to purchase 400,000 shares of Common Stock exercisable at $3.00 per share and subject to certain vesting requirements. Mr. Smith’s base salary is believed by the Management Resources and Compensation Committee to be consistent with the range of salary levels received by executives in a similar capacity in companies of comparable size. During the period between October 1, 2004 and September 30, 2005, Mr. Smith was awarded a bonus of $70,000 in light of the success he achieved inclosing the favorable acquisition of RS Staffing Services, Inc. In accordance with the terms of his employment agreement, Mr. Smith was awarded a total bonus of $170,000 for the fiscal year ended September 30, 2005 (including the $70,000 previously mentioned). Mr. Smith was awarded options to purchase 100,000 shares of Common Stock exercisable at $2.08 per share and subject to certain vesting requirements during the fiscal year ended September 30, 2005.

On June 30, 2005 TeamStaff, Inc. (‘‘TeamStaff’’) entered into new two-year employment agreement with Mr. T. Kent Smith, its President and Chief Executive Officer, as his then-current employment agreement was due to expire as of September 30, 2005. The Compensation Committee and the Board determined that the Company desired to retain Mr. Smith’s services and desired to set the terms of his new agreement in advance of the termination of the then-existing agreement. The term of the new agreement commenced on October 1, 2005. The material terms of Mr. Smith's employment agreement provide for a base salary of $250,000 per annum and standard Company executive benefits. In addition, Mr. Smith is eligible to receive a bonus equal to up to 70% of his base salary upon satisfaction of performance-based criteria. Mr. Smith will be considered for future salary increases as may be determined by the Management Resources and Compensation Committee of the Board of Directors. Mr. Smith will be eligible to participate in the Company's incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Smith is terminated without cause and one year of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Smith's employment is terminated (or his position is changed), Mr. Smith will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company's outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions. The term of the agreement commences on October 1, 2005 and terminates on September 30, 2007.

Compensation of Executive Officers Other Than the CEO During Fiscal Year 2005

For the fiscal year ended September 30, 2005, executive officers other than the Chief Executive Officer received base salaries and bonuses which the Management Resources and Compensation Committee believes reflected industry standards, prevailing compensation practices in similar companies with which TeamStaff competes for executive talent, the seniority and skill level of the executive officer, TeamStaff’s performance, and each executive officer’s contribution thereto. Base salaries and bonuses paid to our named executive officers for the fiscal year ended September 30, 2005 are as set forth in the table provided under the heading ‘‘Executive Compensation – Summary Compensation Table.’’

The Management Resources and Compensation Committee periodically reviews the number of vested and unvested options held by executive officers and makes stock grants to these executives to provide greater incentives to continue employment with TeamStaff and to strive to increase stockholder value. Stock options typically have been granted to executive officers when the executive first joins TeamStaff, in connection with a significant change in responsibilities and, occasionally, to achieve equity within a peer group. During the fiscal year ended September 30, 2005, the Management Resources and Compensation Committee made stock option grants to executive officers, as described in the section entitled ‘‘Executive Compensation – Option/SAR Grants in Last Fiscal Year.’’ The primary factors upon which specific stock option grants made by the Management Resources and Compensation Committee during fiscal year 2005 were based are the executive’s past performance, anticipated future contribution, consistency within the executive’s peer group, prior option grants to the executive officer, the percentage of outstanding equity owned by the executive, the level of vested and unvested options, competitive market practices, and the executive’s responsibilities and performance. The Management Resources and Compensation Committee does not set specific target levels for options granted to named executive officers or for the CEO but seeks to be competitive with similar companies.

Tax Deductibility of Executive Compensation. Section 162(m) of the Code limits the tax deduction to TeamStaff to $1 million for compensation paid to any of the executive officers unless certain requirements are met. The Management Resources and Compensation Committee has considered these requirements and the regulations. It is the Management Resources and Compensation Committee’s present intention that, so long as it is consistent with its overall compensation objectives, substantially all executive compensation be deductible for United States federal income tax purposes. The Management Resources and Compensation Committee believes that any compensation deductions attributable to options granted under the employee stock option plan currently qualify for an exception to the disallowance under Section 162(m).

By the Management Resources and Compensation Committee of the Board of Directors of TeamStaff, Inc.
Karl W. Dieckmann Martin Delaney (October 1, 2004 – January 5, 2005) T. Stephen Johnson Rocco Marano (January 5, 2005 – September 30, 2005)

This report of the Management Resources and Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this report by reference therein.

Option/SAR Grants in Last Fiscal Year

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	No. of Securities Underlying Options Granted	Percentage of Total Options Granted in Fiscal Year	Exercise of Base Price Per Share	Expiration Date
T. Kent Smith	100,000	36%	$2.08	11/17/2009
Rick J. Filippelli	0	0%	—	—
Martin Delaney	100,000	36%	$1.75	1/18/2010
Barry McDonald	0	0%	—	—
Tim Nieman	0	0%	—	—

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth information with respect to the named executive officers concerning exercise of stock options and SARs during the last fiscal year and the value of unexercised options and SARs held as of the year ended September 30, 2005.

NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS/SARS AS OF SEPTEMBER 30, 2005 EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AS OF SEPTEMBER 30, 2005 EXERCISABLE/ UNEXERCISABLE(1)
T. Kent Smith	0	$0	500,000/0	$0/$0
Rick J. Filippelli	0	$0	100,000/0	$0/$0
Martin Delaney	0	$0	120,000/0	$0/$0
Barry McDonald	0	$0	25,000/0	$0/$0
Tim Nieman	0	$0	50,000/0	$0/$0

(1) Based upon a closing sales price of the Common Stock at $1.38 per share on September 30, 2005.

Stock Option Plans

In April 1990, the Board of Directors adopted the 1990 Employees Stock Option Plan (the ‘‘1990 Plan’’), which was approved by shareholders in August 1990. The 1990 Plan provided for the grant of options to purchase up to 285,714 shares of TeamStaff's common stock. Under the terms of the 1990 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (‘‘ISOs’’) under Section 422A of the Code, or options which do not so qualify (‘‘Non-ISO's’’).

In April 1990, the Board of Directors adopted the Non-Executive Director Stock Option Plan (the ‘‘Director Plan’’), which was approved by shareholders in August, 1991 and amended in March 1996. The Director Plan provided for issuance of a maximum of 142,857 shares of common stock upon the exercise of stock options arising under the Director Plan.

In April 1990, the Board of Directors adopted and in August, 1990, TeamStaff's shareholders approved the Senior Management Incentive Plan (the ‘‘Management Plan’’) for use in connection with the issuance of stock, options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to TeamStaff and its subsidiaries. A total of 1,428,571 shares of common stock were reserved for issuance under the Management Plan.

The foregoing plans have expired and options are no longer being granted under any of these plans. There are no options outstanding under any of these plans.

2000 Employee Stock Option Plan

In the fiscal year 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the ‘‘2000 Plan’’) to provide for the grant of options to purchase up to

1,714,286 shares of TeamStaff's common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the approved 2000 Plan, options granted there under may be designated as options which qualify for incentive stock option treatment (‘‘ISOs’’) under Section 422A of the Code, or options which do not so qualify (‘‘Non-ISO's’’). As of September 30, 2005, there were 1,193,000 options outstanding under the 2000 Plan.

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

Non-Executive Director Plan

In fiscal 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the ‘‘Director Plan’’) to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Director Plan replaced the previous Director Plan that expired in April 2000.

Under the Director Plan, the exercise price for options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the Stock Option Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of TeamStaff or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five (5) years from the date of grant. The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. As of September 30, 2005, there were 125,000 options held by directors outstanding under the Director Plan.

Shareholder Return Performance Presentation

Set forth herein is a line graph comparing the total returns (assuming reinvestment of dividends) of TeamStaff’s common stock, the Standard and Poor Industrial Average, and an industry composite consisting of a group of four peer issuers selected in good faith by TeamStaff. TeamStaff’s common stock is listed for trading in the NASDAQ National Market and is traded under the symbol ‘‘TSTF’’.

NOTES

(1)	Assumes that the value of the investment in TeamStaff’s Common Stock and each index was $100 on September 30, 2000 and that dividends were reinvested at years ended September 30th.

(2)	Industry composite for ‘‘Old Peer Group’’, which includes only companies related to our medical staffing, includes Cross Country Healthcare, Medical Staffing Network Holdings, On Assignment, and Rehabcare Group. Industry composite for ‘‘New Peer Group’’, which includes companies related to both our medical staffing and office administration/technical professional staffing, includes Cross Country Healthcare, Medical Staffing Network Holdings, On Assignment, Rehabcare Group, ATC Healthcare, AMN Healthcare Services and KForce. The industry composite has been determined in good faith by management to represent entities that compete with TeamStaff in certain of its significant business segments. Management does not believe there are any publicly held entities that compete with all TeamStaff’s business segments.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 16, 2005 with respect to each director, each of the named executive officers as defined in Item 402(a) (3), and directors and executive officers of TeamStaff as a group, and to the persons known by TeamStaff to be the beneficial owner of more than five percent of any class of TeamStaff's voting securities. At December 16, 2005, TeamStaff had 19,278,270 shares of common stock outstanding. The figures stated below are based upon Schedule 13G, Schedule 13G/A, Form 3, and Form 4’s filed with the Securities and Exchange Commission by the named persons.

Name	Number of Shares Currently Owned (1)	Percent of Company's Outstanding Stock
Ronald Aldrich (2) c/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	0	*
Peter Black (3)(16)(17) c/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	0	*
Martin J. Delaney (4) c/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	172,235	*
Karl W. Dieckmann (5) c/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	105,924	*
Ben J. Dyer (6) c/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	38,126	*
Rick J. Filippelli (7) c/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	100,000	*
James D. Houston (8) c/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	0	*
T. Stephen Johnson (9) c/o T. Stephen Johnson & Associates, Inc. 3650 Mansell Road, Suite 200 Alpharetta, GA 30022	284,011	1.47%
Rocco Marano (10) c/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	48,857	*
Timothy Nieman (11) c/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	50,000	*
Barry McDonald (12) c/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	25,000	*

Name	Number of Shares Currently Owned (1)	Percent of Company's Outstanding Stock
T. Kent Smith (13) c/o TeamStaff, Inc. 300 Atrium Drive Somerset, NJ 08873	500,000	2.59%
Wachovia Corp (14) One First Union Center Charlotte, NC 28288	2,822,417	14.64%
Nationwide Financial Services (15) One Nationwide Plaza Mail Stop 01-12-13 Columbus, OH 43215	2,256,488	11.70%
Wynnefield Capital Management, LLC (16) 450 Seventh Ave New York, NY 10123	1,675,875	8.69%
Wynnefield Capital Inc. (17) 450 Seventh Ave New York NY 10123	559,625	2.90%
Hummingbird Value Fund (18) 460 Park Avenue, 12th Flr. New York NY 10022	698,995	3.63%
Hummingbird Microcap Value Fund (19) 460 Park Avenue, 12th Flr. New York NY 10022	636,115	3.30%
All officers and directors as a group (12) persons (2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 16, 17)	3,609,653	18.72%

*	Less than 1 percent.

1.	Ownership consists of sole voting and investment power except as otherwise noted.

2.	Excludes unvested options to purchase 7,500 shares of TeamStaff’s common stock.

3.	Excludes unvested options to purchase 7,500 shares of TeamStaff’s common stock. Mr. Black is a member of the Company’s Board of Directors and is an Investment Analyst and Portfolio Manager at Wynnefield Capital, Inc. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

4.	Includes options to purchase 120,000 shares of TeamStaff’s common stock. Also includes warrants to purchase 10,000 shares of TeamStaff’s common stock.

5.	Includes options to purchase 20,000 shares of TeamStaff’s common stock and excludes unvested options to purchase 5,000 shares of common stock.

6.	Includes options to purchase 15,000 shares of TeamStaff’s common stock and excludes unvested options to purchase 5,000 shares of TeamStaff’s common stock.

7.	Includes options to purchase 100,000 shares of TeamStaff’s common stock.

8.	None.

9.	Includes an aggregate of 147,790 shares owned by or on behalf of certain of the holder’s family members and as to which shares the listed holder expressly disclaims beneficial ownership. Includes options to purchase 20,000 shares of TeamStaff’s common stock, and excludes unvested options to purchase 5,000 shares of TeamStaff’s common stock.

10.	Includes options to purchase 15,000 shares of TeamStaff’s common stock and excludes unvested options to purchase 5,000 shares of TeamStaff’s common stock. Also includes warrants to purchase 2,000 shares of TeamStaff’s common stock.

11.	Includes options to purchase 50,000 shares of TeamStaff’s common stock.

12.	Includes options to purchase 25,000 shares of TeamStaff’s common stock.

13. Includes options to purchase 500,000 shares of TeamStaff’s common stock.

14.	Wachovia Corporation obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.

15.	Nationwide Financial Services obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.

16.	Beneficial ownership is based upon Schedule 13G, Schedule 13G/A, Form 3, and Form 4’s filed with the Securities and Exchange Commission. Mr. Peter Black, one of our directors, is an affiliate of Wynnefield Capital and its affiliated entities. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

17.	Beneficial ownership is based upon Schedule 13G, Schedule 13G/A, Form 3, and Form 4’s filed with the Securities and Exchange Commission. Mr. Peter Black, one of our directors, is an affiliate of Wynnefield Capital and its affiliated entities. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

18.	Beneficial ownership is based upon Schedule 13D filed with the Securities and Exchange Commission. Includes 118,750 shares issuable upon exercise of warrants to purchase common stock.

19.	Beneficial ownership is based upon Schedule 13D filed with the Securities and Exchange Commission. Includes 118,750 shares issuable upon exercise of warrants to purchase common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning employment and severance agreements with, and compensation of, the Corporation's present executive officers and directors, see ‘‘Executive Compensation.’’ The Directors' Plan provides that directors, upon joining the Board, and for one year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

Effective August 31, 2001, TeamStaff, Inc. completed its acquisition of BrightLane. In connection with the transaction, persons holding BrightLane options to acquire approximately 2.1 million BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. TeamStaff made recourse loans of approximately $1.0 million principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans were repayable upon the earlier of (i) sale of the TeamStaff shares; or (ii) three years. As of September 30, 2004, all of these loans have been repaid or forgiven or otherwise disposed of. Under the terms of TeamStaff's employment agreement with an executive officer of TeamStaff's BrightLane subsidiary, the loan ($131,000) was forgiven over a two-year period of time. One of our current directors, Ben J. Dyer, was a former shareholder of BrightLane, and received a loan in the amount of $67,840 in connection with the transaction. The loan was on the same terms as provided to all other option holders of BrightLane. The loan was made and repaid prior to Mr. Dyer joining the Board.

Wachovia Corporation, through an affiliate held all of the BrightLane Series B Preferred stock, and therefore owns 2,822,417 shares of TeamStaff's Common Stock (approximately 15%). In addition,

Nationwide Financial Services, Inc. held all of the BrightLane Series C Preferred stock, and therefore owns 2,256,488 shares of TeamStaff's Common Stock (approximately 12%). The two classes of preferred stock were converted into Common Stock in connection with the acquisition of BrightLane.

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

TeamStaff entered into a one year, automatically renewable marketing agreement with Directo, Inc. effective as of February 1, 2004. Directo provides financial and direct deposit services to companies and their employees. Pursuant to the terms of the agreement, TeamStaff is compensated based on its sales of Directo pay card services. TeamStaff offers these services primarily through its payroll services division. For the fiscal years ended September 30, 2005 and 2004, TeamStaff has not earned any commissions from its sales of Directo's services. T. Stephen Johnson, TeamStaff's Chairman, is also Chairman of Directo. TeamStaff's entry into the marketing agreement with Directo was approved by the disinterested members of the Board and was believed to be fair and reasonable to the Company.

During the year ended September 30, 2005, the company shared a portion of its leased office space in Alpharetta, Georgia with an affiliated entity of the Chairman of the Board of Directors, T. Stephen Johnson & Associates, Inc. As part of the agreement, TeamStaff shared the cost of a receptionist, phone service, and leased common area furniture. During the fiscal year ended September 30, 2005, TeamStaff paid $12,000 in shared costs. TeamStaff was responsible for payment of the monthly lease obligation and T. Stephen Johnson & Associates reimbursed TeamStaff in the amount of $9,000 in fiscal year ended September 30, 2005 for their prorated portion of the space. We no longer use these facilities.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended September 30, 2005 and September 30, 2004, and fees billed for other services rendered by our independent auditors during those periods.

	Fiscal Years Ended September 30,
	2005	2004
Audit Fees (1)	$132,000	$114,000
Audit-Related Fees (2)	94,000	18,000
Tax Fees (3)	198,000	137,000
All Other Fees (4)	1,000	3,000
Total	$425,000	$272,000

(1) Audit services consist of audit work performed in the examination of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

(2) Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements.

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

EXHIBIT NO.    DESCRIPTION

2.1	—Agreement and Plan of Merger by and among TeamStaff, Inc., TeamSub, Inc and BrightLane.com, Inc., dated as of March 6, 2001, as amended by Amendment No. 1 dated as of March 21, 2001 and Amendment No. 2 dated as of April 6, 2001 (filed as Appendix A to the Proxy Statement/prospectus filed on August 7, 2001, SEC File no. 333-61730, as part of Registrant’s Registration Statement on Form S-4).
2.2.1	—Form of Asset Purchase Agreement between TeamStaff, Inc and Gevity HR, Inc. dated as of November 14, 2003 (filed as Exhibit 2 to Form 8-K dated November 14, 2003).

3.1	—Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).
3.2	—Form of Form of Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to Form 8-K dated April 6, 2001).
3.3	—Amended By-Laws of Registrant adopted as of May 15, 2001 (filed as Exhibit 3.4 to the Registration Statement on Form S-4 File No. 333-61730).
3.4	—Amended and restated by-laws of Registrant adopted as of August 29, 2001 (filed as Exhibit 3.5 to the Registrant’s Form S-3 filed on December 19,2001).
4.1	—Form of the Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).
4.2	—2000 Employee Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).
4.3	—2000 Non-Executive Director Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).
10.1	—Lease dated May 30, 1997 for office space at 300 Atrium Drive, Somerset, New Jersey (Exhibit 10.6.1 to Form 10-K for the fiscal year ended September 30, 1997).
10.2	—Form of Stock Purchase Agreement dated as of April 6, 2001 between TeamStaff, Inc. and BrightLane.com, Inc. with respect to purchase of Series A Preferred Stock (filed as Exhibit 10.1 to Form 8-K dated April 6, 2001).
10.3	—Form of Escrow Agreement between TeamStaff, Inc. and BrightLane Shareholders with respect to the placement of 150,000 shares into escrow by the BrightLane shareholders (filed as Appendix B to the proxy statement/prospectus filed on August 7, 2001 SEC File No. 333.61730).
10.4	—Form of Severance Agreement dated as of May 22, 2002 between the Registrant and Donald Kappauf (filed as Exhibit 10.12 to the Form 10-K filed on February 10, 2003).
10.5	—Form of Severance Agreement dated as of May 22, 2002 between the Registrant and Donald Kelly (filed as Exhibit 10.13 to the Form 10-K filed on February 10, 2003).
10.6	—Form of Employment Agreement made as of June 18, 2003 between TeamStaff, Inc. and T. Kent Smith (filed as Exhibit 10.16 to the Form 10-K filed on December 23, 2004).
10.7	—Form of Securities Purchase Agreement dated as of November 5, 2004 including Form of Warrant (filed as Exhibit 10.1 to the Form 8-K filed on November 12, 2004)
10.8	—Form of Asset Purchase Agreement by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and Teamstaff Rx, Inc. dated as of November 5, 2004 (filed as Exhibit 10.1 to the Form 8-K filed on November 18, 2004).
10.9	—Form of Agreement for Sale of Goodwill dated as of November 5, 2004 by and between William Lee Booth and TeamStaff Rx, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on November 18, 2004).
10.10	—Form of Client Transfer Agreement as of November 14, 2004, by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff Rx Inc. (filed as Exhibit 10.3 to the Form 8-K filed on November 18, 2004)
10.11	—Form of Employee Incentive Stock Option Certificate and Agreement (filed as Exhibit 10.13 to the Form 10-K filed on December 23, 2004).

10.12	—Form of Employee Non-Qualified Stock Option Certificate and Agreement (filed as Exhibit 10.14 to the Form 10-K filed on December 23, 2004).
10.13	—Form of 2000 Director Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.15 to the Form 10-K filed on December 23, 2004).
10.14	—Form of Employee Incentive Stock Option Certificate and Agreement dated as of June 18, 2003 between TeamStaff, Inc. and T. Kent Smith. (filed as Exhibit 10.16 to the Form 10-K filed on December 23, 2004).
10.15	—Form of Lease for our business premises located at 18167 U.S. Highway 19N, Suite 400, Clearwater, Fl 33764 (filed as Exhibit 10.1 to Form 8-K dated February 29, 2005).
10.16	—Form of Stock Purchase Agreement among TeamStaff, Inc. and the Shareholders of RS Staffing Services, Inc. dated as of May 26, 2005 (filed as Exhibit 10.1 to Form 8-K dated June 8, 2005).
10.16.1	—Form of Note dated June 8, 2005 issued by TeamStaff, Inc. to Roger Staggs (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).
10.16.2	—Form of Note dated June 8, 2005 issued by Team Staff, Inc. to Barry Durham (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).
10.16.3*	—Form of Employment Agreement between TeamStaff, Inc. and Roger Staggs, dated as of June 8, 2005
10.16.4*	—Form of Employment Agreement between TeamStaff, Inc. and Barry Durham, dated as of June 8, 2005.
10.17	—Form of Revolving Credit Agreement, Promissory Notes and related documents between TeamStaff, Inc. and PNC Bank, NA, dated as of June 8, 2005 (filed as Exhibits 10.4 and 10.5 to the Form 10-Q filed on August 12, 2005).
10.18	—Form of Employment Agreement between TeamStaff, Inc. and T. Kent Smith, dated as of June 30, 2005 (filed as Exhibit 10.1 to the Form 8-K filed on July 14, 2005).
10.19	—Form of Employment Agreement between TeamStaff, Inc. and Rick J. Filippelli, dated as of June 30, 2005 (filed as Exhibit 10.2 to the Form 8-K filed on July 14, 2005).
10.20*	—Form of Director Stock Option Agreement for options granted September 1, 2005.
10.21	—Form of Settlement Agreement between TeamStaff, Inc. and the CNA Entities dated as of October 10. 2005 (filed as Exhibit 10.1 to the Form 8-K filed on October 20, 2005).
21.0*	—Subsidiaries of Registrants.
23.1*	—Consent of Lazar Levine and Felix LLP.
31.1*	—Certification of Chief Executive Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	—Certification of Chief Financial Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	—Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

(c)	Exhibits. See Item (a)(3) above.

(d)	Valuation of qualifying accounts. See Schedule I annexed to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.

/s/T. Kent Smith T. Kent Smith President and Chief Executive Officer
/s/ Rick Filippelli Rick Filippelli Vice President, Finance and Chief Financial Officer

Dated: December 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. Stephen Johnson	Chairman of the Board	December 16, 2005

T. Stephen Johnson

/s/ Karl W. Dieckmann	Vice-Chairman of the Board	December 16, 2005

Karl W. Dieckmann

/s/ Ron Aldrich	Director	December 16, 2005

Ron Aldrich

/s/ Peter Black	Director	December 16, 2005

Peter Black

/s/ Martin J. Delaney	Director	December 16, 2005

Martin J. Delaney

/s/ Ben J. Dyer	Director	December 16, 2005

Ben J. Dyer

/s/ Rocco Marano	Director	December 16, 2005

Rocco Marano

/s/ T. Kent Smith	President, Chief Executive Officer and Director	December 16, 2005

T. Kent Smith

/s/ Rick Filippelli	Chief Financial Officer, Principal Accounting Officer	December 16, 2005

Rick Filippelli

TeamStaff, Inc. and Subsidiaries

Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
TeamStaff, Inc.
Somerset, NJ

We have audited the accompanying consolidated balance sheets of TeamStaff, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We performed our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeamStaff, Inc. and Subsidiaries as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Lazar Levine & Felix LLP Lazar Levine & Felix LLP

New York, NY
November 23, 2005

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 AND 2004
(AMOUNTS IN THOUSANDS)

ASSETS	September 30, 2005	September 30, 2004
CURRENT ASSETS:
Cash and cash equivalents	$1,304	$3,060
Restricted cash	—	1,800
Accounts receivable, net of allowance for doubtful accounts of $41 and $39 as of September 30, 2005 and September 30, 2004, respectively	9,470	3,013
Deferred tax asset	634	90
Prepaid workers' compensation	1,461	1,000
Other current assets	1,155	1,267
Total current assets	14,024	10,230

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,360	2,795
Computer equipment	516	367
Computer software	1,250	1,134
Leasehold improvements	177	210
	5,303	4,506
Less accumulated depreciation and amortization	(4,037)	(3,589)
Equipment and improvements, net	1,266	917
DEFERRED TAX ASSET, net of current portion	17,848	16,723
TRADENAME	4,199	4,199
GOODWILL	10,281	1,710
OTHER ASSETS:
Prepaid workers' compensation, net of current portion	2,200	3,341
Other assets	236	309
Total other assets	2,436	3,650
TOTAL ASSETS	$50,054	$37,429

The accompanying notes to consolidated financial statements
are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 AND 2004
(AMOUNTS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2005	September 30, 2004
CURRENT LIABILITIES:
Bank line of credit	$4,006	$—
Current portion of captial lease obligations	120	112
Notes payable	1,543	—
Accrued workers' compensation	2,050	1,626
Accrued payroll	1,512	782
Accrued pension liability	294	588
Accounts payable	1,537	731
Accrued expenses and other current liabilities	1,960	770
Total current liabilities	13,022	4,609
CAPITAL LEASE OBLIGATIONS, net of current portion	220	24
NOTES PAYABLE, net of current portion	1,500	—
ACCRUED PENSION LIABILITY, net of current portion	578	840
LIABILITIES FROM DISCONTINUED OPERATIONS	422	963
Total liabilities	15,742	6,436
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 19,285 and 15,721 respectively; outstanding 19,278 and 15,714 respectively	19	16
Additional paid-in capital	68,615	62,963
Retained (deficit) earnings	(34,140)	(31,651)
Accumulated comprehensive losses	(158)	(311)
Treasury stock, 7 shares at cost at September 30, 2005 and September 20, 2004, respectively	(24)	(24)
Total shareholders' equity	34,312	30,993
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$50,054	$37,429

The accompanying notes to consolidated financial statements
are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended September 30,
	2005	2004	2003
REVENUES	$55,804	$37,288	$62,805
DIRECT EXPENSES	43,652	28,545	50,615
Gross profit	12,152	8,743	12,190
OPERATING EXPENSES	14,330	11,371	14,594
DEPRECIATION AND AMORTIZATION	561	409	329
Loss from operations	(2,739)	(3,037)	(2,733)
OTHER INCOME (EXPENSE)
Interest income	48	38	63
Interest expense	(222)	(81)	(220)
Other income	180	232	538
	6	189	381
Loss from continuing operations before tax	(2,733)	(2,848)	(2,352)
INCOME TAX BENEFIT	1,039	1,083	861
Loss from continuing operations	(1,694)	(1,765)	(1,491)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS
Loss from operations, net of tax benefit of $494, $856, and $3,015 for the years ended	(796)	(1,387)	(27,394)
Income (loss) from disposal, net of tax benefit of $0, $575, and $0 for the years ended	1	(927)	—
	(795)	(2,314)	(27,394)
Net loss	(2,489)	(4,079)	(28,885)
OTHER COMPREHENSIVE INCOME (EXPENSE)
Minimum pension liability adjustment, net of tax	153	(38)	(131)
COMPREHENSIVE LOSS	$(2,336)	$(4,117)	$(29,016)
EARNINGS PER SHARE - BASIC & DILUTED
Loss from continuing operations	$(0.09)	$(0.11)	$(0.10)
Loss from discontinued operations	$(0.05)	(0.15)	(1.74)
Net loss	$(0.14)	$(0.26)	$(1.84)
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	18,206	15,714	15,732
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	18,206	15,714	15,732

The accompanying notes to consolidated financial statements
are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Retained Earnings Deficit	Treasury Stock		Other Comprehensive Loss	Total Shareholder's Equity
	Shares	Amount			Shares	Amount
BALANCE, September 30, 2002	16,229	$16	$65,200	$1,313	330	($1,648)	($142)	$64,739
Common stock repurchased to treasury					251	(782)		(782)
Common stock retirement from treasury	(28)		(113)		(28)	113		0
Common Stock issued in connection with buyout obligation of Corporate Staffing Concepts	27		79					79
Minimum pension liability adjustment							(131)	(131)
Director stock purchase	39		90					90
Net loss				(28,885)				(28,885)
BALANCE, September 30, 2003	16,267	16	65,256	(27,572)	553	(2,317)	(273)	35,110
Common stock retirement from treasury	(546)		(2,293)		(546)	2,293		—
Minimum pension liability adjustment							(38)	(38)
Net loss				(4,079)				(4,079)
BALANCE, September 30, 2004	15,721	16	62,963	(31,651)	7	(24)	(311)	30,993
Common stock issued in connection with private stock offering, net of expense	2,392	2	3,455					3,457
Common stock issued in connection with acquisition of RS Staffing Services	1,207	1	1,749					1,750
Warrants granted in connection with private stock offering			498					498
Minimum pension liability adjustment							153	153
Return of shares related to forgiveness of shareholder note	(35)		(50)					(50)
Net Income				(2,489)				(2,489)
BALANCE, September 30, 2005	19,285	$19	$68,615	($34,140)	7	($24)	($158)	$34,312

The accompanying notes to consolidated financial statements
are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended September 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,694)	$(1,765)	$(1,491)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Deferred income taxes	(1,575)	1,444	(1,083)
Depreciation and amortization	561	409	329
Pension amortization	—	—	612
Provision for doubtful accounts	30	12	128
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,762)	1,901	2,563
(Increase) decrease in other current assets	(30)	52	320
Decrease (increase) in other assets	1,248	(3,704)	(4,963)
Increase (decrease) in accounts payable, accrued expenses and other	1,261	(3,335)	(2,162)
Decrease (increase) in restricted cash	1,800	(536)	(1,135)
(Decrease) increase in pension liability	(556)	(296)	453
Change in net assets from disposal of discontinued operations	(1,336)	4,625	(377)
Net cash used in operating activities	(2,053)	(1,193)	(6,806)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, leasehold improvements and software	(129)	(19)	(525)
Payment for acquisition of RS Staffing Services, net of cash acquired	(2,847)	—	—
Payment for acquisition of Nursing Innovations	(1,866)	—	—
Earn out provision on prior acquisition	—	—	79
Net cash used in investing activities	(4,842)	(19)	(446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	32,084	—	—
Payment on revolving line of credit	(28,078)
Payment of bank line of credit acquired from RS Staffing Services	(2,560)	—	—
Repayments on capital lease obligations	(237)	(69)	(51)
Principal payments on notes payable	(178)	—	—
Proceeds from capital lease	—	50	—
Retirement of treasury stock	—	—	113
Net proceeds from issuance of common stock, net of expense	3,955	—	(23)
Repurchase of common shares	—	—	(782)
Net comprehensive income (expense) on pension	153	(38)	(131)
Net cash provided by (used in) financing activities	5,139	(57)	(874)
Net decrease in cash and cash equivalents	(1,756)	(1,269)	(8,126)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,060	4,329	12,455
CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,304	$3,060	$4,329

	For the Years Ended September 30,
	2005	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$222	$81	$144
Income taxes	$212	$60	$556

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND FINANCING ACTIVITIES:

The company recorded $391,000 in capital leases during the fiscal year ended September 30, 2005.

The company retired shares valued at $50,000 in connection with forgiveness of shareholder note.

The company purchased all the capital stock of RS Staffing Services for $8.0 million as of June 4, 2005. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$13,034
Cash paid for capital stock	(3,250)
Notes payable issued for capital stock	(3,000)
Common stock issued for capital stock	(1,750)
Acquisition related expenses	(315)
Liabilities assumed	$4,719

The accompanying notes to consolidated financial statements
are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005, 2004 AND 2003

(1)    ORGANIZATION AND BUSINESS:

TeamStaff, Inc., a New Jersey corporation (‘‘TeamStaff’’ or the ‘‘Company’’), was founded in 1969 as a payroll service company and has evolved into a national provider of payroll and temporary and permanent medical and administrative staffing services. TeamStaff’s corporate headquarters is in Somerset, New Jersey. TeamStaff has offices located in Clearwater, Florida, Memphis, Tennessee, Monroe, Georgia, Decatur, Georgia and Atlanta, Georgia.

When we use the term ‘‘TeamStaff,’’ we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and our TeamStaff Rx, Inc. (including its Nursing Innovations division) and RS Staffing Services, Inc. subsidiaries. TeamStaff’s wholly-owned subsidiaries also include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our PEO business in fiscal year 2004 as described in Note 4, ‘‘Discontinued Operations’’, none of these subsidiaries are actively operating.

TeamStaff provides specialized medical, nursing and administrative staffing and payroll administration services. TeamStaff provides allied healthcare and nursing professionals and administrative personnel through three staffing units. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing allied medical employees and nurses, especially ‘‘travel’’ staff (typically on a thirteen-week assignment basis). Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for over 250 clients.

TeamStaff Rx’s Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. Nursing Innovations places temporary employees for over 85 clients. The Company’s RS Staffing subsidiary specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration and Veterans Affairs. RS Staffing places temporary employees at over 75 facilities.

Through its DSI Payroll Services division, TeamStaff provides customized payroll management and tax services, primarily to the construction industry. DSI’s service offerings include payroll check processing via web, phone or fax, federal and state quarterly and year-end tax compliance reports, W-2 processing and financial management reports, including certified payroll reports and custom software interfaces. DSI processes payrolls for over 700 clients that have more than 30,000 employees.

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

Revenue Recognition-

As of and for the period ended September 30, 2005, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services.

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

Staffing (whether medical or administrative) revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff’s direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally, commissions from permanent placements are included in revenue related to Medical Staffing. Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer’s workforce as a permanent employee.

Payroll Services revenue is recognized as service is rendered and consists primarily of administrative service fees charged to clients for the processing of paychecks as well as preparing quarterly and annual payroll related reports.

Direct costs of services are reflected in TeamStaff's Statement of Operations as ‘‘direct expenses’’ and are reflective of the type of revenue being generated. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses. Payroll services' direct costs include salaries and supplies associated with the processing of the payroll service.

In connection with its discontinued operation, TeamStaff’s professional employer organization division revenues were derived from its PEO division billings, net of worksite employee payroll costs (net method), which included payroll taxes, benefit costs, workers’ compensation charges and administrative fees. The net method was used because TeamStaff was not generally responsible for the output and quality of work performed by the worksite employees. These amounts are reflected as part of income (loss) from discontinued operations in the consolidated financial statements.

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

TeamStaff's customer base consists of over 1,100 client companies, representing over 31,000 employees (including payroll services employees) as of September 30, 2005. More than 75% of the customers in the payroll processing area are in the construction industry. Substantially all of the customers of our TeamStaff Rx, Inc. and Nursing Innovations subsidiary are engaged in the healthcare industry. Substantially all of the business of RS Staffing Services, Inc. is accomplished through contracts with the General Services Administration and Veterans Affairs. Credit, when given, is generally granted on an unsecured basis.

Cash Equivalents-

For purposes of the statements of cash flows, TeamStaff considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash-

TeamStaff had restricted cash related to collateral for a letter of credit to Zurich for its workers’ compensation program. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. As of September 30, 2005, the company had no restricted cash.

Allowance for Doubtful Accounts-

TeamStaff maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff’s customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff’s accounts receivable balances could grow and TeamStaff could be required to provide for additional allowances, which would decrease net income in the period that such determination was made.

Fair Value-

TeamStaff has financial instruments, none of which are held for trading purposes. TeamStaff estimates that the fair value of all financial instruments at September 30, 2005 and 2004, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by TeamStaff using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that TeamStaff could realize in a current market exchange.

Equipment and Improvements-

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements.

Advertising Costs-

The Company expenses advertising costs as they are incurred. Total advertising costs were $0.3 million, $0.3 million, and $0.7 million for fiscal years ended September 30, 2005, 2004, and 2003, respectively.

Occupancy Lease Commitments-

The Company has occupancy leases with various payment terms to include a fixed payment schedule over the lease term, variable payment schedule over the lease term, or a lease that may have a rent abatement period or ‘‘rent holiday’’ period. The Company records occupancy expense using the straight-line method over the lease term, regardless of actual payment terms.

Acquired Intangible Assets-

(amounts in thousands)

Tradename	$4,199

TeamStaff determined that no impairment of its tradename existed as of September 30, 2005. TeamStaff will continue to review annually its remaining indefinite life intangible assets for possible impairment or loss of value.

Impairment of Goodwill-

Goodwill is assigned to specific reporting units and, in accordance with SFAS 142, is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value. As of the fiscal quarter ended December 31, 2002, TeamStaff carried a total of $27.2 million in goodwill. During the fiscal quarter ended March 31, 2003, TeamStaff determined that the carrying amount of the PEO reporting segment exceeded its fair value, which was estimated based on the present value of expected future cash inflows and the market approach which compares TeamStaff to other comparable entities. The decision to test for impairment was based on a variety of factors, including, but not limited to, the overall downturn in the nation’s economy, the relatively recent substantial decrease in the number of TeamStaff PEO worksite employees, the performance of the Wachovia marketing relationship, the reduced valuations of individual PEOs by various market analysts and the associated market downgrade in the PEO industry generally. Accordingly, a goodwill impairment loss of $20.4 million, as indicated by an independent outside valuation, was recognized in the PEO reporting unit for the fiscal quarter ended March 31, 2003. The goodwill impairment loss is included in discontinued operations. As a result of the sale of the PEO business, TeamStaff wrote off the remaining goodwill related to the PEO business of $5.4 million in the fiscal year ended September 30, 2004. This write off is included in discontinued operations.

TeamStaff determined that no impairment of its remaining goodwill existed as of September 30, 2005. TeamStaff will continue to review annually its remaining goodwill for possible impairment or loss of value.

Goodwill:

(Amounts in thousands)

Balance as of September 30, 2004	$1,710
Goodwill acquired through acquisition	8,571
Balance as of September 30, 2005	$10,281

$1.7 million of goodwill was recorded as part of the acquisition of the assets of Nursing Innovations on November 14, 2004, all of which is deductible for tax purposes. $6.9 million of goodwill was recorded as part of the acquisition of the stock of RS Staffing Services, effective as of June 4, 2005, none of which is deductible for tax purposes. (See Note 3)

Long-Lived Assets-

TeamStaff reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management of TeamStaff believes that no such events or changes in circumstances have occurred though September 30, 2005. If such events or changes in circumstances are present, a loss is recognized to the extent that the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

Workers’ Compensation-

TeamStaff applies loss-development factors to its open years’ workers’ compensation incurred losses in order to estimate fully developed losses as well as other formula driven methodologies supplied by its current third party administrator. (See Note 10)

Income Taxes-

TeamStaff accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes.’’ Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. (See Note 5)

Stock-Based Compensation-

Stock-based compensation for employees and directors is recognized using the intrinsic value method under APB No. 25. TeamStaff uses the fair value method for options issued to non-employees. For disclosure purposes, pro forma net income (loss) impacts are provided as if the fair market value method has been applied.

In accordance with Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’), which was effective October 1, 1996, as amended, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions; dividend yield of 0%, risk-free interest rate of 3.56%, 3.68%, and 2.58% in fiscal years ended September 30, 2005, 2004, and 2003 respectively, and expected option life of 4 years. Volatility was assumed to be 47%, 68%, and 73%, in fiscal years ended September 30, 2005, 2004, and 2003, respectively.

As permitted by SFAS 123, TeamStaff has chosen to continue to account for its employee stock-based compensation at their intrinsic value in accordance with Accounting Principle Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and related Interpretations. No stock-based employee compensation cost is reflected in the Statement of Operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

(Amounts in thousands, except per share data)	2005	2004	2003
Net loss, as reported	$(2,489)	$(4,079)	$(28,885)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(294)	(250)	(471)
Pro forma net loss	$(2,783)	$(4,329)	$(29,356)
Loss per share Basic:
As reported	$(0.14)	$(0.26)	$(1.84)
Pro forma	$(0.15)	$(0.28)	$(1.87)
Loss per share Diluted:
As reported	$(0.14)	$(0.26)	$(1.84)
Pro forma	$(0.15)	$(0.28)	$(1.87)

Effective August 29, 2005, in anticipation of the adoption of new accounting standards required under SFAS No. 123 (R), TeamStaff accelerated the vesting of certain unvested and ‘‘out-of-the-money’’ stock options previously awarded to employees and officers that have exercise prices per share of $1.60 or higher. As a result, options to purchase 368,000 shares of TeamStaff stock became exercisable immediately. Proforma expense related to these accelerated options is included in the table above for fiscal year 2005. Under the recently revised Financial Accounting Standards Board Statement SFAS No. 123 (R), ‘‘Share-Based Payment,’’ TeamStaff will apply the expense recognition provisions relating to stock options beginning in the first quarter of 2006. See ‘‘Recent Accounting Standards’’ below for further explanation.

Options held by non-employee directors issued under the Company's Non-Employee Director Plan are excluded from the vesting acceleration. In addition, in order to prevent unintended personal benefits to executive officers, restrictions will be imposed on any shares received through the exercise of accelerated options held by those individuals. Those restrictions will prevent the sale of any shares received from the exercise of an accelerated option prior to the original vesting date of the option or the individual's termination of employment, whichever is earlier.

Under the recently revised Financial Accounting Standards Board Statement SFAS No. 123 (R), ‘‘Share-Based Payment,’’ TeamStaff will apply the expense recognition provisions relating to stock options beginning in the first quarter of 2006. See ‘‘Recent Accounting Standards’’ below for further explanation.

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Years Ended September 30, (Amounts in thousands, except per share data)
	2005	2004	2003
Weighted average number of common shares outstanding — Basic	18,206	15,714	15,732
Incremental shares for assumed conversions of stock options/warrants	—	—	—
Weighted average number of common and equivalent shares outstanding-Diluted	18,206	15,714	15,732

Stock options and warrants outstanding at September 30, 2005, 2004, and 2003 to purchase 1,942,000, 1,252,941, and 1,456,900 shares of common stock respectively were not included in the computation of Diluted EPS as they were antidilutive.

Comprehensive Income (Loss)-

TeamStaff has comprehensive losses resulting from its Supplemental Executive Retirement Plan (SERP) (See Note 13). When the Company’s SERP obligations were measured at September 30, 2005, the recorded SERP liability exceeded the Projected Benefits Obligation (PBO). This was due to changes in discount rate assumptions used in the SERP calculations. The discount rates used in the PBO calculations dropped from 5.5% in 2003, to 3.0% in 2004 and 2005. The discount rates used in the periodic benefit cost calculations dropped from 6.5% in 2003, to 5.5% in 2004, and to 3.0% in 2005. These changes resulted in comprehensive income net of tax in fiscal year 2005 of $153,000, and a comprehensive loss net of tax of $38,000 and $131,000, in fiscal year 2004 and 2003, respectively. No other sources of comprehensive gains or losses occurred.

Recent Accounting Standards:

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) Share-Based Payments (SFAS No. 123(R)), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued a press release that revises the required date of adoption under SFAS 123(R). The new rule allows companies to adopt the provisions of SFAS 123(R) beginning on the first annual period beginning after June 15, 2005. Based on the new required adoption date, the Company will adopt SFAS 123(R) effective October 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods: (1) a ‘‘modified prospective’’ method under which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that are unvested on the effective date; or (2) a ‘‘modified retrospective’’ method which includes the requirements of the modified prospective method and also has entities restate either all prior periods presented or prior interim periods of the year of adoption using the amounts previously calculated for pro forma disclosure under SFAS 123. The Company intends to follow the modified prospective method upon adoption in the first fiscal quarter of 2006.

(3)    BUSINESS COMBINATIONS:

Acquisition of RS Staffing Services, Inc.:

On June 8, 2005 TeamStaff, Inc. completed its acquisition of RS Staffing Services, Inc., a privately held Georgia corporation, pursuant to the terms of a Stock Purchase Agreement dated as of May 26, 2005. RS Staffing, headquartered in Monroe, GA, specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration (‘‘GSA’’) and Veterans Affairs (‘‘VA’’). Closing of the transaction was completed for accounting purposes as of June 4, 2005. TeamStaff acquired all of the capital stock of RS Staffing for a purchase price of $8 million consisting of $3.25 million in cash, $3 million in a 2-year note, and $1.75 million in TeamStaff common stock (1,206,896 shares). The shares are restricted shares. The Sellers guaranteed a minimum net worth of $1.4 million and any amounts above or below this amount after a finalized accounting are subject to a purchase price adjustment. In addition, there is a one-year earn out of up to $2 million based upon the achievement of specified performance targets for the business. Principals of RS Staffing, namely Roger Staggs and Barry Durham, have continued as management of RS pursuant to employment agreements with each of them. The agreement also provided for mutual indemnification for breaches of representations and warranties. Further, the note issued by TeamStaff as part of the purchase price bears interest at 5% per annum, is payable one half in one year and the remainder in two years, and is secured by a lien on certain assets of the business, subordinate to any liens granted in connection with financing for the transaction. In connection with the acquisition, TeamStaff obtained financing from PNC Bank, National Association.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

(Amounts in thousands)

Current assets	$5,865
Property, plant, and equipment	204
Goodwill	6,890
Other assets	75
Total assets acquired	13,034
Current liabilities	4,680
Long term liabilities	39
Total liabilities assumed	4,719
Net assets acquired	$8,315

Included in Goodwill is $315,000 of expenses directly related to the acquisition.

Acquisition of Certain Assets of Nursing Innovations, Inc.:

On November 14, 2004, TeamStaff's medical staffing subsidiary, TeamStaff Rx, Inc. acquired the assets of the staffing business of Nursing Innovations, Inc., a Memphis, Tennessee-based provider of travel and per diem nurses. The terms of the agreement provided for TeamStaff Rx to acquire certain assets from Nursing Innovations and its primary shareholder. The combined purchase price was approximately $1.8 million, of which $180,000 was held in an escrow account for a period of one year to provide security for the sellers' indemnification obligations. The purchase price was subject to downward adjustment based upon the percentage of former Nursing Innovations business that successfully transferred to TeamStaff Rx. Subsequent to the balance sheet date, it was determined that no additional purchase price adjustment was due after the first year and on November 18, 2005, we authorized the release of the $180,000 of funds held in escrow to the sellers. In addition, there are certain deferred purchase price provisions which may increase the total purchase price based upon the performance of the former Nursing Innovations business during the two years following closing of the transaction. It was determined that no additional purchase price was due for year one of the two year earn-out period.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

(Amounts in thousands)

Property, plant, & equipment	$185
Goodwill	1,681
Total assets acquired	1,866
Total liabilities assumed	—
Net assets acquired	$1,866

Included in Goodwill is $66,000 of expenses directly related to the acquisition.

The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and acquired companies as if the acquisitions had occurred on October 1, 2002, the beginning of the earliest period presented.

	Years Ended September 30,
	2005	2004	2003
(amounts in thousands)
Revenues	$87,419	$88,535	$108,684
Net loss	$(2,318)	$(3,527)	$(29,491)
Earnings per share — basic and diluted	$(0.12)	$(0.18)	$(1.53)

The number of common shares outstanding used to calculate pro forma earnings per share have been adjusted to include 2,392,000 shares issued as the source of financing for the Nursing Innovations acquisition and 1,206,896 shares issued as part of the RS Staffing Services acquisition, as if these shares had been outstanding as of the earliest period presented.

These proforma results for the fiscal year ended September 30, 2005 include $175,000 of additional expense recorded by RS Staffing, prior to acquisition, predominately related to outstanding former employee claims, as well as $300,000 of non recurring incentives paid to its owners, prior to the acquisition. This table also does not reflect cost savings of approximately $115,000, $417,000 and $444,000 for the twelve months ended September 30, 2005, 2004 and 2003, respectively, that would have potentially been eliminated due to cost synergies between the companies as part of the acquisition.

(4)    DISCONTINUED OPERATIONS:

Effective November 17, 2003, TeamStaff sold certain of the assets of the subsidiaries through which it operated its professional employer organization (‘‘PEO’’) business to Gevity HR, Inc. (‘‘Gevity’’) for the sum of $9.5 million in cash, $2.5 million of which had been placed in escrow.

On April 23, 2004, TeamStaff and Gevity agreed that TeamStaff’s share of the $2.5 million placed in escrow was $2.25 million. That amount was released from escrow for TeamStaff’s benefit. When added to the $7.0 million previously paid by Gevity, the total purchase price paid was $9.25 million. Concurrently, TeamStaff settled obligations to Gevity related to payroll for TeamStaff’s internal employees under a co-employment arrangement of $1.2 million, and settled obligations predominantly related to PEO client payments received by TeamStaff during the period following the sale, offset in part by invoices paid by TeamStaff on Gevity’s behalf, totaling $1.1 million. Additionally, effective May 2, 2004, TeamStaff sold certain of the assets of TeamStaff Solutions, Inc., the subsidiary through which it operated its temporary technical staffing business, to Metro Tech Consulting Services, Inc. for the sum of $65,000.

Net revenues for the PEO segment for fiscal years ended September 30, 2005, 2004, and 2003 were $0, $12.1 million, and $88.0 million, respectively.

The following chart details assets and liabilities from discontinued operations:

	For Fiscal Years Ended September 30,
	2005	2004
ASSETS	$—	$—
LIABILITIES
Accrued expenses and other current liabilities	$422	$963
Total current liabilities	422	963
Total liabilities	$422	$963

Liability Balances (amounts in thousands)	September 30, 2004 Balance	Expensed This Year	Paid This Year	September 30, 2005 Balance
Accrued expenses and other current liabilities	$963	$1,289	$(1,830)	$422
Total	$963	$1,289	$(1,830)	$422

(5)    INCOME TAXES:

At September 30, 2005, TeamStaff has available operating loss carryforwards of approximately $41.0 million to reduce future periods' taxable income. Approximately $21.0 million of the operating loss carryforwards were acquired in connection with the acquisition of BrightLane on August 31, 2001. The BrightLane carryforwards extend through 2021. TeamStaff also has tax credits available of approximately $1.1 million to reduce future taxable income that begin to expire in 2020. In accordance with IRS regulations, the utilization of operating losses acquired from BrightLane are limited to approximately $2.1 million per year.

TeamStaff has recorded a $18.5 million and a $16.8 million deferred tax asset at September 30, 2005 and 2004, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of historical profitability and its ability to generate operating income in the future. The acquisitions of RS Staffing and Nursing Innovations, two historically profitable companies, coupled with an improving business climate for temporary medical staffing will help drive TeamStaff's return to profitability. Management believes it will generate enough future profits to utilize the carrying value of its deferred tax asset.

An analysis of TeamStaff's deferred tax asset and liability is as follows-

(Amounts in thousands)

	Years Ended September 30,
	2005	2004
Deferred income tax asset:
Net operating loss carry forwards and tax credits	$18,620	$16,869
Workers’ compensation reserves	(527)	(922)
Occupancy leases	143	312
Pension	207	486
Other items, net	39	68
	18,482	16,813

The components of the income tax expense for income taxes from continuing operations are summarized as follows-

	Years Ended September 30, (Amounts in thousands)
	2005	2004	2003
Current (benefit) expense	$(1,069)	$361	$222
Deferred expense (benefit)	30	(1,444)	(1,083)
Total (benefit) expense	$(1,039)	$(1,083)	$(861)

The following table indicates the significant elements contributing to the difference between the Federal statutory rates and TeamStaff’s effective tax rate-

	Years Ended September 30,
	2005	2004	2003
Federal statutory rate	(34)%	(34)%	(34)%
State taxes, net of federal income tax benefit	(4)	(4)	(7)
Tax credits	—	—	(7)
Valuation allowance	—	—	11
	(38)%	(38)%	(37)%

(6)    DEBT:

In connection with the acquisition of RS Staffing Services, Inc. (see Note 3), TeamStaff secured financing with PNC Bank, National Association in the form of a $7.0 million revolving credit facility. The credit facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Revolving Credit advances under the credit facility will bear interest at either a PNC bank internal rate that approximates the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum EBITDA, and minimum consolidated debt service coverage ratio. For the period ended September 30, 2005, TeamStaff was not in compliance with the EBITDA covenant. PNC issued an Amendment to Revolving Credit and Security Agreement, waiving the minimum EBITDA requirement because the Company met the minimum consolidated debt service coverage ratio. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, we granted PNC a lien and security interest on all of our assets. At September 30, 2005, the outstanding balance of the credit facility was $4.0 million and there was $1.8 million of unused availability under the line, based on billed accounts receivable. The average amount of borrowing since the date of inception on June 8, 2005 through September 30, 2005, was $4.3 million. The weighted average interest rate on advances since the date of inception on June 8, 2005 through September 30, 2005, was 6.54%. The interest rate effective as of September 30, 2005 was 7.0%

In connection with the acquisition of RS Staffing, TeamStaff issued two promissory notes to the former owners of RS Staffing as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by PNC Bank described above. One half of the principal and interest is due on June 8, 2006 and the remaining is due in June 2007.

In connection with the acquisition of RS Staffing, TeamStaff also assumed several short term notes payable with AI Credit Corp for the financing of various RS Staffing insurance premiums. As of September 30, 2005, the remaining principal balance on these notes was approximately $43,000. Interest rates range from 4.75% to 6.0% with maturity dates ranging from August 2005 through February 2006.

Long-term debt from continuing operations at September 30, 2005 and 2004 consists of the following-

(Amounts in thousands)

	2005	2004
Notes payable	$3,043	$—
Less- Current portion	(1,543)	(112)
Long-term debt	$1,500	$24

Maturities of long-term debt as of September 30, 2005 are as follows-

(Amounts in thousands)

Years Ending September 30,
2006	$1,543
2007	1,500
Total	$3,043

(7) CAPITAL LEASES:

The company leases certain office equipment under non-cancelable capital lease agreements that expire at various dates through 2009. Terms range from 36 to 60 months. Interest rates range from 4.0% to 13.3%. As of September 30, 2005, the company has recorded $1.1 million in gross capital leases and accumulated depreciation of $0.8 million.

Future minimum lease payments at September 30, 2005 are as follows:

(amounts in thousands)

Fiscal year:
2006	$135
2007	110
2008	70
2009	54
Total minimum lease payments	369
Amounts representing interest	(29)
340
Less current portion	(120)
Long term portion of capital leases	$220

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities at September 30, 2005 and 2004 consist of the following-

(Amounts in thousands)

	2005	2004
Accrued bonus and commission	$528	$456
Accrued medical insurance and employee benefit expense	420	—
Accrued audit and tax fees	222	194
Accrued subcontracting expense	168	—
Accrued rebates	128	—
Accrued interest expense	74	—
Accrued payroll taxes and workers’ compensation	74	—
Accrued occupany expense	34	63
Accrued professional fees	33	15
Other miscellaneous accrued expenses	279	42
	$1,960	$770

(9) OTHER CURRENT ASSETS:

Other current assets at September 30, 2005 and 2004 consist of the following-

(amounts in thousands)

	2005	2004
Miscellaneous receivables	$516	$754
Prepaid insurance	283	363
Miscellaneous prepaid expense	126	103
Other miscellaneous current assets	230	47
	$1,155	$1,267

(10) COMMITMENTS AND CONTINGENCIES:

Leases—

Minimum payments net of sublease income, under non-cancelable operating lease obligations at September 30, 2005 are as follows-

(Amounts in thousands)

Years Ending September 30,
2006	$644
2007	661
2008	363
2009	372
2010	326
2011	132
$2,498

Rent expense net of sublease income, under all operating leases in fiscal year ended September 30, 2005, was $1.1 million, of which $0.7 million is attributed to continuing operations and $0.4 million is attributed to discontinued operations. Rent expense net of sublease income, under all operating leases in fiscal year ended September 30, 2004, was $2.6 million, of which $0.8 million was attributed to continuing operations and $1.8 million was attributed to discontinued operations. Rent expense was $1.9 million in 2003.

The PEO office space located in Boca Raton, Florida has been subleased by GevityHR, Inc for a remaining lease term as of September 30, 2005, of 21 months for $0.3 million. The office space located in New York, New York has been subleased by Big Brothers Big Sisters of New York for the remaining lease term as of September 30, 2005, of 10 months for $0.06 million.

Workers' Compensation Policy-

TeamStaff’s current workers’ compensation insurance program is provided by Zurich American Insurance Company. The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003, TeamStaff renewed its workers’ compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and is subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account by a third party. A letter of credit for $3.5 million was secured through Fleet Bank, as part of TeamStaff’s line of credit. Effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. GAB Robins, a third party administrator, provide claims handling services for the program. On May 12, 2004, TeamStaff received $963,000 in return premiums from Zurich. At September 30, 2005, TeamStaff has a prepaid asset of $3.6 million for the premiums and the prepayments made to the trust for both years of the Zurich plan. A reduction of the prepaid asset in the amount of $0.5 million was recorded in the fiscal year ended September 30, 2005 as a result of adverse claims development for the period April 1, 2002 through November 17, 2003. This write-down was predominantly driven by one claim that caused the Company to increase its maximum exposure to equal the policy deductible. TeamStaff estimates that, of the remaining prepaid asset, approximately an additional $1.4 million in return premiums will be received within the next twelve months, and this is reflected on the balance sheet at September 30, 2005 as a current asset.

In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of the policy described immediately above as of November 17, 2003.

TeamStaff then entered into a new workers’ compensation program with Zurich covering TeamStaff’s temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar Hill and GAB Robins provide claims handling services. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature (the ‘‘Zurich Policy’’). The Zurich Policy expired April 1, 2004. Effective April 1, 2004, TeamStaff entered into a new workers’ compensation program with Zurich for the period April 1, 2004 through March 31, 2005 identical to the Zurich Policy. Effective April 1, 2005, TeamStaff renewed its workers’ compensation program with Zurich for the period from April 1, 2005 through March 31, 2006. This renewal is also identical to the Zurich Policy.

As of September 30, 2005, the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

As was previously reported in TeamStaff's Exchange Act filing on Form 8-K, filed on October 20, 2005, the Company settled certain disputed workers compensation insurance premium and loss claims totaling nearly $4.4 million for $2.05 million payable over two (2) years (subject to certain prepayment requirements), and was fully reserved as of the Company's June 30, 2005 balance sheet. The settlement was entered on or about October 10, 2005. In or about January, 2001, TeamStaff purchased from Transportation Insurance Company (‘‘TPIC’’), Transcontinental Insurance Company (‘‘TCIC’’), Continental Casualty Company (‘‘CCC’’), CNA Claimplus, Inc. (‘‘ClaimPlus’’) and North Rock Insurance Company Limited (‘‘North Rock’’) (together, the ‘‘CNA Entities’’) a workers' compensation insurance program to provide workers' compensation insurance and claims services for TeamStaff's professional employee operations nationwide (the ‘‘Program’’). The Program provided TeamStaff with workers' compensation insurance coverage and claims services for all covered claims incurred during the period from January 22, 2001 to January 22, 2002 (the ‘‘Initial Policy Term’’). TeamStaff secured its obligations under the Program through its February 5, 2001 purchase of an Exposure Buyback Policy numbered EBP 006/001 from North Rock (the ‘‘Exposure Buyback Policy’’), also covering the period from January 22, 2001 to January 22, 2002. On or around January 22, 2002, TeamStaff purchased from TCIC and RSKCo an extension of the Program (the ‘‘Program Extension’’). The Program Extension provided TeamStaff with workers' compensation insurance coverage and claims services for all covered claims incurred during the period from January 22, 2002 to March 22, 2002 (the ‘‘Extended Policy Term’’).

TeamStaff contested the CNA Entities' accounting of the amount due and owing under the Program, the Program Extension and the Exposure Buyback Policy, and of the ultimate losses projected to be due from TeamStaff. TeamStaff additionally asserted that the CNA Entities committed certain errors in claims management which unjustifiably increased the losses incurred under the Program and the Program Extension, and inappropriately included certain non-recoverable items in the premium calculations for both the Program and the Program Extension, thereby entitling TeamStaff to a credit against the amounts ultimately due and owing under the Program, the Program Extension and the Exposure Buyback Policy. The CNA Entities maintained that there was due and owing from TeamStaff the sum of $1,824,975 in premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses under the Program and the Program Extension, and $835,596 in premiums and losses under the Exposure Buyback Policy. The CNA Entities projected that TeamStaff would be liable for an additional $1,181,301 of losses under the Program and the Program Extension, and an additional $556,176 of losses under the Exposure Buyback Policy. The aggregate amounts totaled $4,398,048.

The settlement fully and completely resolves, without litigation, all of the issues addressed above on the material terms described below and in the Agreement, without admitting and, in fact, expressly denying, the allegations and claims each party could have made against the other. TeamStaff will pay the CNA Entities the sum of $2,050,000, plus interest at a rate of 6.0%, as follows: (1) $300,000 upon execution of the Agreement; (2) $250,000 every 90 days thereafter, plus interest on the unpaid sum at a rate of 6.0% from the date of the preceding payment, for a total of eight (8) payments. The first $300,000 payment is in settlement of the outstanding premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses due and owing under the Program, the Program Extension and the Exposure Buyback Policy. The second through eighth payments are in settlement of liabilities that become due and/or may become due under the Program, the Program Extension and the Exposure Buyback Policy, including but not limited to, premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses. It was also agreed that the payment schedule would be accelerated by and in the amount of any and all payments TeamStaff receives from Zurich North American in settlement of the receivable TeamStaff is carrying from its prior years' workers compensation insurance programs, up and to the then outstanding balance due the CNA Entities.

Payroll Taxes

TeamStaff has received notices from the IRS claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets as described in Note 4, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist it in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of thesematters will be resolved favorably.

Legal Proceedings

In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the Sellers), which were acquired by TeamStaff in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, TeamStaff entered into a settlement agreement with the Sellers. Under the settlement agreement, the Sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $0.5 million and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled. TeamStaff also agreed to release 29,915 escrow shares to the Sellers. TeamStaff retains 75,000 shares in escrow to provide security for the Seller’s obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment in the last fiscal year for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the Sellers.

TeamStaff’s subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff seeks damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. In connection with TeamStaff’s acquisition of BrightLane, the former shareholders of BrightLane were required to place approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $0.3 million threshold. Some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10 per share. On November 20, 2003, the Fulton County Superior Court (to which the action was transferred) awarded summary judgment in BrightLane’s favor on all counts of Atomic Fusion’s complaint except for a beach of contract claim. In August, 2004, a trial was held on Atomic Fusion’s breach of contract claim before a jury. The jury returned a verdict in Atomic Fusion’s favor, awarding $534,246 in damages and $116,849 in attorney’s fees, for a total verdict of $651,095, including interest and costs. BrightLane filed a motion for judgment notwithstanding the verdict, which was denied by the court. BrightLane believes that the jury’s award of damages and attorney's fees is not supported by Georgia law, and BrightLane also believes the trial court erred in denying its motion for judgment notwithstanding the verdict. Therefore, BrightLane has filed appeals on both the jury’s verdict on liability and damages and the denial of the motion for judgment notwithstanding the verdict. BrightLane also has filed a motion to recover certain of its attorneys’ fees expended in pursuing its motion for summary judgment. This motion also is pending before the court. BrightLane is no longer an operating entity and has minimal assets.

In connection with TeamStaff’s acquisition of BrightLane effective as of August 31, 2001, persons holding BrightLane options to acquire approximately 2.1 million BrightLane shares (the equivalent of approximately 481,000 TeamStaff shares) exercised their options. BrightLane made recourse loans of approximately $1.0 million principal amount to the holders of these options to assist them in payment of tax obligations incurred with exercise of the options. The loans were repayable upon the earlier of (i) sale of the TeamStaff shares or (ii) three years. The shares that were received for the option exercise secured the loans. As of September 30, 2005 all of these loans have been repaid or forgiven. All loans were to be repaid in cash with the exception of one loan. Under the terms of TeamStaff’s employment agreement with a former executive officer of TeamStaff’s BrightLane subsidiary, the loan ($131,000) was forgiven over a two-year period of time. We previously commenced litigation against two of the persons who received loans, and these persons filed counterclaims against BrightLane and our Chairman. Both of the actions were settled. Pursuant to one of the settlements, the shareholder returned all shares of TeamStaff stock and the note was forgiven. This settlement has been completed. The other action was settled on identical terms. However, TeamStaff is awaiting delivery of the shares to be returned and at that time the accounting with respect to the return of the shares will be completed. TeamStaff recognized an expense in the amount of $190,000 in the second fiscal quarter of 2005, representing a partial write-down of the original principal amount of the loan.

As a commercial enterprise and employer and with respect to its employment-related businesses in particular, TeamStaff is engaged in litigation from time to time during the ordinary course of business in connection with employment-relations issues, workers’ compensation and other matters. Generally, TeamStaff is entitled to indemnification or repayment from its former PEO clients for claims brought by worksite employees related to their employment. However, there can be no assurance that the client employer will have funds or insurance in amounts to cover any damages or awards, and as co-employer, TeamStaff may be subject to liability. Additionally, in connection with its medical staffing business, TeamStaff is exposed to potential liability for the acts, errors or omissions of its temporary medical employees. The professional liability insurance policy provides up to $5,000,000 aggregate coverage with a $2,000,000 per occurrence limit. Although TeamStaff believes the liability insurance is reasonable under the circumstances to protect it from liability for such claims, there can be no assurance that such insurance will be adequate to cover all potential claims.

TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff’s financial condition or results of operations.

Employment Agreements

Effective as of June 18, 2003, TeamStaff entered into an employment agreement with T. Kent Smith pursuant to which Mr. Smith serves as TeamStaff's President and Chief Executive Officer. The agreement expired on September 30, 2005. Under the terms of the agreement, Mr. Smith was paid an annual base salary of $250,000 and was eligible to receive a bonus of up to 50% of his base salary based on the achievement of revenue, income and other objectives established by the Management Resources and Compensation Committee. Pursuant to the Agreement, Mr. Smith also was granted an option to purchase 400,000 shares of TeamStaff common stock, one-fourth of which vested on June 18, 2003, one-fourth of which vested on June 18, 2004 and the remainder of which vested on June 18, 2005. Mr. Smith also received four weeks annual vacation and was offered welfare benefit plans, 401(k) and fringe benefits generally made available to other TeamStaff employees. The agreement provided, among other things, that Mr. Smith would be paid a severance payment of three months of his base salary if Mr. Smith and TeamStaff did not enter into a new employment agreement by September 30, 2005. Additionally, the agreement provided for certain post-termination payments depending upon the reason for the termination of Mr. Smith's employment. The agreement also provided for the payment of nine months of base salary and the provision of certain other benefits should Mr. Smith's employment have terminated in connection with a change in control, as defined in the agreement.

On June 30, 2005 TeamStaff entered into a new two-year employment agreement with Mr. T. Kent Smith, its President and Chief Executive Officer. The term of the agreement commenced on

October 1, 2005 and terminates on September 30, 2007. The material terms of Mr. Smith's employment agreement provide for a base salary of $250,000 per annum and standard Company executive benefits. In addition, Mr. Smith is eligible to receive a bonus equal to up to 70% of his base salary upon satisfaction of performance based criteria. Mr. Smith will be considered for future salary increases as may be determined by the Management Resources and Compensation Committee of the Board of Directors. Mr. Smith will be eligible to participate in the Company's incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Smith is terminated without cause and one year of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Smith's employment is terminated (or his position is changed), Mr. Smith will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company's outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

On June 30, 2005 TeamStaff entered into a twenty seven month employment agreement with Mr. Rick J. Filippelli, its Vice President and Chief Financial Officer. The term of the agreement commenced on June 30, 2005 and terminates on September 30, 2007. The material terms of Mr. Filippelli's employment agreement provide for a base salary of $225,000 per annum, a potential bonus of up to 70% and standard Company executive benefits, upon substantially the same terms as provided for Mr. Smith. Mr. Filippelli will be considered for future compensation increases as may be determined by the Management Resources and Compensation Committee of the Board of Directors. Mr. Filippelli will be eligible to participate in the Company's incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Filippelli is terminated without cause and one year of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Filippelli's employment is terminated (or his position is changed), Mr. Filippelli will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company's outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

Pursuant to the RS Staffing Services, Inc. acquisition, the Company entered into an employment agreement with Roger Staggs to be employed as President of RS Staffing Services, Inc. The material terms of Mr. Staggs’ agreement are for a period of one (1) year from on or about June 4, 2005 and provide for a base salary of $150,000 per annum, a potential bonus at the discretion of the Board of Directors and standard Company executive benefits.

Pursuant to the RS Staffing Services, Inc. acquisition, the Company entered into an employment agreement with Barry Durham to be employed as Vice-President of RS Staffing Services, Inc. The material terms of Mr. Durham's agreement are for a period of one (1) year from on or about June 4, 2005 and provide for a base salary of $150,000 per annum, a potential bonus at the discretion of the Board of Directors and standard Company executive benefits.

Government Assignment of Contracts

Availability under the PNC line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of RS Staffing Services are required to execute ‘‘Acknowledgements of Assignment.’’ There can be no assurance that every RS Staffing government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the line of credit.

Related Party Transactions

TeamStaff entered into a one year, automatically renewable marketing agreement with Directo, Inc. effective as of February 1, 2004. Directo provides financial and direct deposit services to companies and their employees. Pursuant to the terms of the agreement, TeamStaff is compensated based on its sales of Directo pay card services. TeamStaff offers these services primarily through its payroll services division. For the fiscal years ended September 30, 2005 and 2004, TeamStaff has not earned any commissions from its sales of Directo’s services. T. Stephen Johnson, TeamStaff’s Chairman, is also Chairman of Directo. TeamStaff’s entry into the marketing agreement with Directo was approved by the disinterested members of the Board.

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

(11)    SHAREHOLDERS’ EQUITY:

Stock Warrants-

The following is a summary of the outstanding warrants to purchase TeamStaff's common stock at September 30, 2005:

Exercise Period From	Exercise Period To	Exercise Price Per Common Share	Number of Shares of Common Stock Reserved
December 2000	December 2005	$3.20	10,000
September 2001	September 2006	5.16	16,000
November 2004	November 2007	2.50	598,000
			624,000

During the fiscal year ending September 31, 2005, TeamStaff issued 598,000 warrants as part of a private placement offering. During 2005, no warrants expired unexercised and no warrants were exercised. During the fiscal year ending September 30, 2004, TeamStaff granted no warrants and 21,428 warrants expired unexercised. During 2004, no warrants were exercised. During the fiscal year ended September 30, 2003, TeamStaff granted no warrants and 58,856 warrants expired unexercised. During 2003, no warrants were exercised.

Stock Option Plans -

The 1990 Employees Stock Option Plan (the ‘‘1990 Plan’’) provided for the grant of options to purchase up to 285,714 shares of TeamStaff's common stock. Under the terms of the 1990 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (‘‘ISOs’’) under Section 422A of the Code, or options which do not so qualify (‘‘Non-ISO's’’).

The 1990 Non-Executive Director Stock Option Plan (the ‘‘Director Plan’’) provided for issuance of a maximum of 142,857 shares of common stock upon the exercise of stock options arising under the Director Plan.

The 1990 Senior Management Incentive Plan (the ‘‘Management Plan’’) provided for the issuance of stock, options and other stock purchase rights to executive officers and other key employees and consultants who render significant services to TeamStaff and its subsidiaries. A total of 1,428,571 shares of common stock were reserved for issuance under the Management Plan.

The forgoing plans have expired and options are no longer being granted under these plans.

2000 Employee Stock Option Plan

During 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the ‘‘2000 Plan’’) to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff's common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (‘‘ISOs’’) under Section 422A of the Code, or options which do not so qualify (‘‘Non-ISO's’’). As of September 30, 2005, there were 1,193,000 options outstanding under the 2000 Plan.

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

Non-Executive Director Plan

In fiscal 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the ‘‘Director Plan’’) to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The Directors' Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Director Plan replaced the previous Director Plan that expired in April 2000. As of September 30, 2005, there were 125,000 options held by directors outstanding under the Director Plan.

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

The following tables summarize the activity in TeamStaff's stock option plans for the years ended September 30, 2005, 2004, and 2003:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, September 30, 2002	992,642	$4.94
Granted	558,000	$2.96	$1.42
Exercised	—	—
Cancelled	(141,170)	$5.15
Options outstanding, September 30, 2003	1,409,472	$3.97
Granted	225,000	$2.24	$1.21
Exercised	—	—
Cancelled	(407,531)	$4.81
Options outstanding, September 30, 2004	1,226,941	$3.59
Granted	315,000	$1.89	$0.84
Exercised	—	—
Cancelled	(223,941)	$4.27
Options outstanding, September 30, 2005	1,318,000	$3.07

As of September 30, 2005, 2004, and 2003, 1,283,000, 759,941, and 917,472 options, respectively, were exercisable.

Range of Exercise Prices	Options Outstanding at 9/30/05	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable at 9/30/05	Weighted Average Exercise Price
$2.08 – 4.10	998,000	3.5	$2.60	963,000	$2.63
$4.11 – 6.13	305,000	0.6	$4.63	305,000	$4.63
$6.14 – 8.15	—	—	—	—	—
$8.16 – 10.18	15,000	0.9	$9.83	15,000	$9.83

During 2005 and 2004, TeamStaff did not repurchase any of its common stock. During 2003, TeamStaff repurchased 251,214 shares of its common stock for $781,341. As of September 30, 2004, TeamStaff retired a total of 574,470 shares of treasury stock.

(12)    SEGMENT REPORTING:

As a part of continuing operations, TeamStaff operates two different lines of business: staffing (principally medical staffing) and payroll services. TeamStaff provides nursing and allied healthcare professionals and operates through three medical staffing units. TeamStaff’s RS Staffing subsidiary specializes in providing medical and office administration/technical professionals through nationwide schedule contracts with both the General Services Administration and Veterans Affairs, among other customers. The TeamStaff Rx subsidiary operates throughout the US and specializes in the supply of allied medical employees and nurses, especially ‘‘travel’’ staff (typically 13 week assignments). Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff’s Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. All TeamStaff Rx and Nursing Innovations revenues, and approximately 70 percent of RS Staffing revenues, are derived from medical staffing.

Through its DSI Payroll Services division, TeamStaff provides customized payroll management and tax services, primarily to the construction industry. DSI’s service offerings include payroll check processing via web, phone or fax, federal and state quarterly and year-end tax compliance reports, W-2 processing and financial management reports, including certified payroll reports and custom software interfaces. DSI processes payrolls for approximately 700 clients that have more than 30,000 employees.

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

The following table represents the financial results for each of TeamStaff’s segments:

(Amounts in thousands)	Staffing Services	Payroll Services	Corporate	Consolidated
2005
Revenues	$51,179	$4,625	$—	$55,804
Depreciation and amortization	250	135	176	561
Income/(loss) from operations	1,999	1,649	(6,387)	(2,739)
Interest income	1	—	47	48
Interest expense	(29)	(11)	(182)	(222)
Other income	162	—	18	180
Income/(loss) from continuing operations before income taxes	2,133	1,638	(6,504)	(2,733)
Capital spending	83	16	30	129
Total assets from continuing operations	$20,498	$986	$28,570	$50,054
2004
Revenues	$32,856	$4,432	$—	$37,288
Depreciation and amortization	154	67	188	409
Income/(loss) from operations	1,108	1,705	(5,850)	(3,037)
Interest income	—	—	38	38
Interest expense	—	—	(81)	(81)
Other income	224	—	8	232
Income/(loss) from continuing operations before income taxes	1,333	1,706	(5,887)	(2,848)
Capital spending	14	—	5	19
Total assets from continuing operations	$6,121	$2,909	$28,399	$37,429
2003
Revenues	$58,119	$4,686	$—	$62,805
Depreciation and amortization	138	9	182	329
Income/(loss) from operations	3,805	1,580	(8,118)	(2,733)
Interest income	—	—	63	63
Interest expense	(25)	—	(195)	(220)
Other income	525	—	13	538
Income/(loss) from continuing operations before income taxes	4,305	1,580	(8,237)	(2,352)
Capital spending	170	215	140	525
Total assets from continuing operations	$18,353	$2,252	$17,652	$38,257

TeamStaff has no revenue derived outside of the United States.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED):

(Amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005
Net revenues	$10,201	$10,899	$13,516	$21,188
Gross profit	2,589	2,626	2,763	4,174
(Loss) income from continuing operations	(394)	(585)	(718)	3
Loss from discontinued operations net of tax	(185)	(36)	(532)	(42)
Net loss	(579)	(621)	(1,250)	(39)
Loss per share – Basic and Diluted	$(0.03)	$(0.03)	$(0.07)	$(0.00)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004
Net revenues	$9,738	$8,798	$9,642	$9,110
Gross profit	2,230	1,923	2,309	2,281
Loss from continuing operations	(538)	(651)	(431)	(145)
Loss from discontinued operations net of tax	(1,309)	(333)	(425)	(247)
Net loss	(1,847)	(984)	(856)	(392)
Loss per share – Basic and Diluted	$(0.12)	$(0.06)	$(0.05)	$(0.03)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2003
Net revenues	$18,457	$16,378	$14,654	$13,316
Gross profit	3,523	3,163	2,901	2,603
Income (loss) from continuing operations	299	(764)	(861)	(165)
(Loss) from discontinued operations net of tax	(214)	(25,193)	(1,403)	(584)
Net income (loss)	85	(25,957)	(2,264)	(749)
Earnings (loss) per share – Basic and Diluted	$0.01	$(1.65)	$(0.14)	$(0.05)

(14) EMPLOYEE BENEFIT PLANS:

During the fiscal year ended September 30, 2005, TeamStaff and its subsidiaries maintained five defined contribution pension plans for the benefit of its non-worksite and former worksite employees. The Digital Solutions, Inc. and Affiliated Corporations 401(k) Savings Plan, was ‘‘frozen’’ by TeamStaff as of January 1, 1999, and terminated effective as of December 31, 2002 in accordance with the provisions of Rev. Proc. 2002-21, providing a method for the termination of single employer plans maintained by professional employer organizations. No deferrals or other contributions currently are made to that plan. All assets of the frozen plan were transferred to the Digital Solutions, Inc. & Affiliated Corporations Spinoff 401(k) Savings Plan, which became effective as of August 1, 2003, in accordance with the provisions of Rev. Proc. 2002-21. The spinoff plan was terminated as of December 31, 2003 and all assets that were not otherwise transferred to former PEO client plans will be distributed to participants.

TeamStaff also maintained The TeamStaff Retirement Savings Plan. This plan was assumed by Gevity HR, Inc., effective as of November 17, 2003, as part of Gevity’s purchase of the PEO operating segment. This plan was designed to qualify as a multiple employer plan as described in Section 413(c) of the Internal Revenue Code, and TeamStaff was an adopting employer under that plan. As of January 1, 2004, TeamStaff adopted the TeamStaff 401(k) Plan for the benefit of its internal and temporary staffing employees and all assets attributable to TeamStaff’s internal and staffing employees under the plan assumed by Gevity were ultimately transferred to the TeamStaff 401(k) Plan. Because plan participants have their own account, manage their own plan investments and make their own investment decisions from a broad range of investment options, TeamStaff believes that it is afforded protection from liability for participants' investment decisions under Section 404(c) of the Code under the prior plan assumed by Gevity and the TeamStaff 401(k) Plan. Any TeamStaff corporate employee (including its medical temporary staffing employees), is eligible for participation in the TeamStaff 401(k) Plan upon completing three months of service with TeamStaff. TeamStaff provides a discretionary matching contribution of 25% of each of the first 4% of a participant's elective contributions under the TeamStaff 401(k) Plan and did so under the plan assumed by Gevity. TeamStaff recorded expense for this matching of $76,000 in fiscal 2005 and $99,000 in fiscal 2004. A participant is always fully vested in his elective contributions. A participant's interest in TeamStaff discretionary matching contributions vests in accordance with the following schedule:

Years of Service:	Vested Interest:
Less than 1 Year of Service	0%
1 Year, but less than 2 Years	25%
2 Years, but less than 3 Years	50%
3 Years, but less than 4 Years	75%
4 Years or more	100%

RS Staffing Services maintains a 401(k) retirement plan for the benefit of its internal and staffing employees. Employees are eligible to participate upon meeting certain length of service and minimum compensation requirements. RS Staffing does not provide a discretionary matching contribution.

TeamStaff received favorable determination letters regarding the tax qualified status of the plan assumed by Gevity on June 25, 1999 and November 23, 2003. The frozen Digital Solutions plan was audited by independent auditors for the plan years ended December 31, 2003 and December 31, 2002, in connection with their required From 5500 Annual Report filed with the Pension and Welfare Benefits Administration for the plan year ended December 31, 2003. The spinoff plan did not require a plan audit in connection with the Form 5500 Annual Report filed with the PWBA for the plan year ended December 31, 2003. Gevity assumed responsibility for obtaining an audit of and filing the Form 5500 Annual Report for the TeamStaff plan assumed by Gevity. Because calendar year 2004 is the first plan year of the TeamStaff 401(k) Plan (the ‘‘Plan’’), a Form 5500 Annual Report and plan audit was not due for the Plan until calendar year 2005. Compliance testing for calendar year 2004 was undertaken by Principal Financial Group, the Plan's record keeper (‘‘Principal’’). Initially, the Company did not pass the ‘‘coverage test.’’ Principal is in the process of running an ‘‘average benefits test.’’ If the Company passes the average benefits test, nothing further is required. If the Company fails the average benefits test it could be required to provide additional funding to the Plan. As of December 16, 2005, the Company had no knowledge as to (a) whether or not it has passed or will pass the average benefits test; or (b) if it does not pass the average benefits test, how much additional funding will be required.

Effective October 1, 2000, TeamStaff adopted a non-qualified, supplemental retirement plan covering certain corporate officers of TeamStaff (the ‘‘SERP’’). Under the terms of the SERP, a participant received a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant’s base salary on the date the participant became a participant. Payment of benefits was to commence when the participant reached 65 years of age. The benefit under the SERP was subject to a seven-year vesting schedule (0%, 0%, 20%, 40%, 60%, 80%, 100%), based on the participant’s original date of employment with TeamStaff and was contingent on the participant’s reaching age 55; provided, however, a participant’s benefit became fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there was a material change in the participant’s job title or responsibilities or if the participant’s employment was terminated by TeamStaff for any reason other than conviction for theft or embezzlement from TeamStaff. Additionally, if a participant retired by means of total disability (as defined in the SERP), the participant’s benefit became fully vested and benefit payments would have commenced as of the disability retirement date. The SERP did not provide a death benefit. TeamStaff’s former Chief Executive Officer and its former Chief Financial Officer were the only SERP participants.

SERP participants were also provided with a split dollar life insurance policy (‘‘Policy’’), insuring the life of the participant until the participant reached age 65. Although the participant was the owner of the Policy, TeamStaff paid all Policy premiums. Each participant collaterally assigned the Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant’s right to the Policy vested in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant’s 65th birthday (and in certain other circumstances provided by the Policy agreement), TeamStaff was to release the collateral assignment of the Policy provided the participant released TeamStaff from all obligations the Corporation may have had with respect to the participant (including those under the SERP).

The following table illustrates TeamStaff’s changes in benefit costs and pension benefit obligations for the fiscal years ending September 30, 2005 and September 30, 2004 under the SERP.

	Fiscal Year
(Amounts in thousands)	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$1,428	$1,724
Service cost	0	0
Interest Cost	32	82
Benefits paid	(588)	(777)
Actuarial (gain)/loss	0	399
Benefit obligation at end of year	$872	$1,428
Change in plan assets
Employer contribution	$588	$777
Benefits paid	(588)	(777)
Fair value of plan assets at end of year	$0	$0
Reconciliation of funded status
Funded status	$(872)	$(1,428)
Unrecognized net actuarial (gain)/loss	263	519
Net amount recognized	$(609)	$(909)
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(872)	$(1,428)
Accumulated other comprehensive income	263	519
Net amount recognized	$(609)	$(909)
Assumptions used to determine benefit obligations at September 30:
Discount rate used to determine net periodic benefit costs	3.00%	5.50%
Discount rate used to determine benefit obligations	3.00%	3.00%
Components of net periodic benefit cost
Service cost	$0	$0
Interest cost	32	82
Amortization of prior service cost	0	0
Recognized actuarial (gain)/loss	63	59
Net periodic benefit cost	$95	$141
Curtailment charges	0	0

	Fiscal Year
(Amounts in thousands)	2005	2004
Settlement charges	193	276
Total benefit cost	$288	$417
Other disclosure items at end of year:
Accumulated benefit obligation	$872	$1,428
Fair value of plan assets	—	—
Increase in minimum liability included in other comprehensive income	$(255)	$64

For unfunded plans, contributions to the plan are the benefit payments made to participants. TeamStaff, Inc. made $588,000 in benefit payments during fiscal 2005. The following benefit payments are expected to be paid in future fiscal years:

Fiscal year ending	Pension Benefits
2006	$294,285
2007	209,605
2008	209,605
2009	70,590
2010	70,590
2011	70,590
2012 and thereafter	0

During fiscal 2004, TeamStaff, Inc. and plan participants agreed on optional payment forms effectively accelerating benefit payments. Beginning in fiscal 2004 and ending in fiscal 2011, this plan will settle liabilities by paying benefit obligations to participants. Each quarter, a settlement charge will be recognized in accordance with SFAS No. 88 to account for settling of liabilities. During fiscal 2005 and 2004, a settlement charge of $193,000 and $276,000, respectively, was recognized.

During fiscal 2003, two events were recognized as curtailments under SFAS No. 88. Donald Kelly was relieved of his duties as Chief Financial Officer. A curtailment charge related to this event of $254,000 was recognized during the second quarter of fiscal 2003. Donald Kappauf relinquished his positions as President and Chief Executive Officer. A curtailment charge related to this event of $445,000 was taken during the third quarter of fiscal 2003. TeamStaff is not aware of any other events that might constitute settlement or curtailment under SFAS No. 88. Total curtailment during fiscal 2003 was $699,000.

(15) ECONOMIC DEPENDENCY:

A major customer is defined as a customer from which the Company derives at least 10% of its sales. For fiscal year ended September 30, 2005, no one customer represents 10% or more of the Company’s overall consolidated revenues. Since the date of acquisition effective June 4, 2005 to September 30, 2005, RS Staffing Services had three customers who each individually comprised greater than 10% of the division’s revenue, and collectively comprised 50.1% of the division’s revenue. Since the date of acquisition effective June 4, 2005 to September 30, 2005, RS Staffing Services generated approximately 94% of its revenues from the United States Government. Since the date of acquisition effective November 14, 2004 to September 30, 2005, the Nursing Innovations division of TeamStaff Rx had two customers who each individually comprised greater than 10% of the division’s revenue and collectively comprised 24.2% of the division’s revenue.

SCHEDULE I

TEAMSTAFF, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003
(Amounts in thousands)

(a) Description	(b) Balance at Beginning of Year	(c) Additions Charged to (reversed from) Costs and Expenses	(d) Deductions – Net Write-Offs	(e) Balance at End of Year
Allowance for doubtful accounts, year ended–
September 30, 2005	$39	$30	$(28)	$41
September 30, 2004	$142	$(55)	$(48)	$39
September 30, 2003	$17	$125	$(0)	$142

S-1