Form 10-Q
period 2005-12-31
TEAMSTAFF INC
filed 2006-02-14
CIK 785557

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2005

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

                               Yes        No X

19,278,270 shares of Common Stock, par value $.001 per share, were outstanding as of December 31, 2005 and 19,278,270 shares of Common Stock, par value $.001 per share, were outstanding as of February 10, 2006.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 2005

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

Item 1.       Consolidated Balance Sheets as of
              December 31, 2005 (Unaudited) and
              September 30, 2005                                               3

              (Unaudited) Consolidated Statements of Operations and
              Comprehensive Income (Loss) for the three months
              ended December 31, 2005 and 2004                                 5

              (Unaudited) Consolidated Statements of Cash Flows for the
              three months ended December 31, 2005 and 2004                    6

              Notes to Consolidated Financial Statements
              (Unaudited)                                                      8

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   19

Item 3.       Quantitative and Qualitative Disclosures about Market Risk      24

Item 4.       Controls and Procedures                                         24

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                               25
Item 2.       Unregistered Sales of Securities and Use of Proceeds            26
Item 3.       Defaults Upon Senior Securities                                 26
Item 4.       Submission of Matters to a Vote of Security Holders             26
Item 5.       Other Information                                               26
Item 6.       Exhibits                                                        26
              Signatures                                                      27
              Exhibit 31.1
              Exhibit 31.2
              Exhibit 32.1

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (PAGE 1 OF 2)

                                                                      DECEMBER 31,           SEPTEMBER 30,
ASSETS                                                                    2005                    2005
------                                                             -------------------    ---------------------
                                                                      (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                  $247                 $1,304
   Accounts receivable, net of allowance for doubtful
     accounts of $103 and $41 at December 31, 2005
     and September 30, 2005, respectively                                   10,857                  9,470
   Deferred tax asset                                                          717                    634
   Prepaid workers' compensation                                             1,480                  1,461
   Other current assets                                                      1,448                  1,155
                                                                   -------------------    ---------------------
       Total current assets                                                 14,749                 14,024
                                                                   -------------------    ---------------------
EQUIPMENT AND IMPROVEMENTS:
   Furniture and equipment                                                   3,360                  3,360
   Computer equipment                                                          522                    516
   Computer software                                                         1,250                  1,250
   Leasehold improvements                                                      172                    177
                                                                   -------------------    ---------------------
                                                                             5,304                  5,303
   Less accumulated depreciation and amortization                           (4,144)                (4,037)
                                                                   -------------------    ---------------------
       Equipment and improvements, net                                       1,160                  1,266
                                                                   -------------------    ---------------------
DEFERRED TAX ASSET, net of current portion                                  17,771                 17,848
TRADENAME                                                                    4,199                  4,199
GOODWILL                                                                    10,281                 10,281
OTHER ASSETS:
      Prepaid workers' compensation, net of current portion                  2,200                  2,200
      Other assets                                                             248                    236
                                                                   -------------------    ---------------------
          Total other assets                                                 2,448                  2,436
                                                                   -------------------    ---------------------
 TOTAL ASSETS                                                              $50,608                $50,054
                                                                   ===================    =====================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                  (PAGE 2 OF 2)

LIABILITIES AND SHAREHOLDERS' EQUITY                                   DECEMBER 31,            SEPTEMBER 30,
------------------------------------                                      2005                     2005
                                                                   --------------------    ----------------------
                                                                       (unaudited)

CURRENT LIABILITIES:
   Bank line of credit                                                     $5,419                  $4,006
   Notes payable                                                            1,790                   1,543
   Current portion of capital lease obligations                               122                     120
   Accrued workers' compensation                                            1,750                   2,050
   Accrued payroll                                                          1,535                   1,512
   Accrued pension liability                                                  210                     294
   Accounts payable                                                         1,276                   1,537
   Accrued expenses and other current liabilities                           1,681                   1,960
                                                                   --------------------    ----------------------
     Total current liabilities                                             13,783                  13,022
CAPITAL LEASE OBLIGATIONS, net of current portion                             189                     220
NOTES PAYABLE, net of current portion                                       1,500                   1,500
ACCRUED PENSION LIABILITY, net of current portion                             444                     578
LIABILITIES FROM DISCONTINUED OPERATIONS                                      348                     422
                                                                   --------------------    ----------------------
        Total liabilities                                                  16,264                  15,742
                                                                   --------------------    ----------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $.10 par value; authorized 5,000 shares;
     0 issued and outstanding                                                   -                       -
   Common stock, $.001 par value; authorized 40,000 shares;
     issued 19,285 at December 31, 2005 and September 30, 2005;
     outstanding 19,278 at December 31, 2005 and September 30, 2005            19                      19
   Additional paid-in capital                                              68,620                  68,615
   Retained (deficit)                                                     (34,158)                (34,140)
   Accumulated comprehensive losses                                          (113)                   (158)
   Treasury stock, 7 shares at cost at December 31, 2005 and
     September 30, 2005                                                       (24)                    (24)
                                                                   --------------------    ----------------------
        Total shareholders' equity                                         34,344                  34,312
                                                                   --------------------    ----------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $50,608                 $50,054
                                                                   ====================    ======================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            For the three months ended
                                                                                   December 31,
                                                                          2005                      2004
                                                                   --------------------     ---------------------

REVENUES                                                                    $20,883                  $10,201
DIRECT EXPENSES                                                              16,572                    7,612
                                                                   --------------------     ---------------------
     Gross profit                                                             4,311                    2,589
OPERATING EXPENSES                                                            4,052                    3,134
DEPRECIATION AND AMORTIZATION                                                   122                      148
                                                                   --------------------     ---------------------
     Income (loss) from operations                                              137                     (693)
                                                                   --------------------     ---------------------
OTHER INCOME (EXPENSE):
   Interest income                                                                3                       20
   Interest expense                                                            (177)                     (20)
   Other income                                                                  39                       60
                                                                   --------------------     ---------------------
                                                                               (135)                      60
                                                                   --------------------     ---------------------
     Income (loss) from continuing operations before tax                          2                     (633)
INCOME TAX (EXPENSE) BENEFIT                                                     (1)                     239
                                                                   --------------------     ---------------------
     Income (loss) from continuing operations                                     1                     (394)
                                                                   --------------------     ---------------------
LOSS FROM DISCONTINUED OPERATIONS:
   Loss from operations, net of tax benefit of $12 and $115 for
     quarters ended December 31, 2005 and 2004, respectively                    (19)                    (186)
   Income from disposal, net of tax benefit of $0 for quarter
     ended December 31, 2004                                                      -                        1
                                                                   --------------------     ---------------------
                                                                                (19)                    (185)
                                                                   --------------------     ---------------------
       Net loss                                                                 (18)                    (579)
OTHER COMPREHENSIVE INCOME (LOSS):
   Minimum pension liability adjustment, net of tax                              45                       58
                                                                   --------------------     ---------------------
COMPREHENSIVE INCOME (LOSS)                                                     $27                    $(521)
                                                                   ====================     =====================
LOSS PER SHARE - BASIC AND DILUTED
   Loss from continuing operations                                            $0.00                   $(0.02)
   Loss from discontinued operations                                           0.00                    (0.01)
                                                                   --------------------     ---------------------
   Net loss                                                                   $0.00                   $(0.03)
                                                                   ====================     =====================
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING - BASIC                                         19,278                   17,040
                                                                   ====================     =====================
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND EQUIVALENTS
   OUTSTANDING - DILUTED                                                     19,278                   17,040
                                                                   ====================     =====================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (PAGE 1 OF 2)

                                                                            For the three months ended
                                                                                   December 31,
                                                                          2005                  2004
                                                                   ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations                                 $1                 $(394)
Adjustments to reconcile net income (loss) to net
   cash (used in) operating activities, net of acquired businesses:
   Deferred income taxes                                                     (6)                 (343)
   Depreciation and amortization                                            122                   148
   Compensation expense related to director stock option grants               5                     -
   Provision for doubtful accounts                                           51                    17
Changes in operating assets and liabilities, net of acquired businesses:
   (Increase) in accounts receivable                                     (1,438)               (1,566)
   Decrease (increase) in other current assets                               85                   (16)
   (Increase) in other assets                                               (12)                  (26)
   (Decrease) in accounts payable, accrued payroll, accrued
      expenses and other current liabilities                               (817)                 (131)
   (Decrease) in pension liability                                         (218)                 (215)
   Change in net assets from disposal of discontinued operations            (93)                 (382)
                                                                   ------------------    ------------------
            Net cash used in operating activities                        (2,320)               (2,908)
                                                                   ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software                 (17)                  (25)
Payment for acquisition of Nursing Innovations                                -                (1,850)
                                                                   ------------------    ------------------
            Net cash used in investing activities                           (17)               (1,875)
                                                                   ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit                                   21,450                     -
Payments on revolving line of credit                                    (20,037)                    -
Principal payments on notes payable                                        (149)                    -
Repayments on capital leases obligations                                    (29)                  (64)
Net proceeds from issuance of common stock, net of expense                    -                 3,973
Net comprehensive income on pension                                          45                    58
                                                                   ------------------    ------------------
            Net cash provided by financing activities                     1,280                 3,967
                                                                   ------------------    ------------------
            Net (decrease) in cash and cash equivalents                  (1,057)                 (816)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,304                 3,060
                                                                   ------------------    ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $247                $2,244
                                                                   ==================    ==================

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (PAGE 2 OF 2)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for-
   Interest                                     $177                $20
                                          ===============     ===============
    Income taxes                                 $24                $60
                                          ===============     ===============

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITY:

The Company recorded $396,000 in notes payable related to the funding of the RS
Staffing workers' compensation insurance policy renewal during the three months ended December 31, 2005.

           The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                        TEAMSTAFF, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2005(UNAUDITED)

(1) ORGANIZATION AND BUSINESS:

TeamStaff, Inc., a New Jersey corporation ("TeamStaff" or the "Company"), was founded in 1969 as a payroll service company and has evolved into a national provider of payroll and temporary and permanent medical and administrative staffing services. TeamStaff's corporate headquarters is in Somerset, New
Jersey. TeamStaff has offices located in Clearwater, Florida, Memphis,
Tennessee, Monroe, Georgia and Atlanta, Georgia.

When we use the term "TeamStaff," or the "Company" we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation,
TeamStaff, Inc. (including its DSI Payroll Services division), and our TeamStaff
Rx, Inc. (including its Nursing Innovations division) and RS Staffing Services,
Inc. wholly-owned subsidiaries. TeamStaff's other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest,
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
The Company's TeamStaff Rx subsidiary operates throughout the United States and specializes in providing allied medical employees and nurses, especially
"travel" staff (typically on a thirteen-week assignment basis). Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for over 250 clients.
TeamStaff Rx's Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. Nursing Innovations places temporary employees for over 85 clients.
The Company's RS Staffing subsidiary specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration and Veterans Affairs. RS Staffing
places temporary employees at over 75 facilities.

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

Certain prior period amounts have been reclassed to conform to current year presentation.

(2) SIGNIFICANT ACCOUNTING POLICIES:

RECENTLY ISSUED ACCOUNTING STANDARDS AFFECTING THE COMPANY:

In April 2005, the Financial Accounting Standards Board ("FASB") issued FASB
Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement
Obligations -- An Interpretation of FASB Statement No. 143." FIN 47 clarifies the terms of FASB Statement No. 143 and requires an entity to recognize a liability for a conditional asset retirement obligation if the entity has sufficient information to reasonably estimate its fair value. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.
The Company believes that the adoption of FIN 47 will have no material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error
Corrections" - a replacement of APB Opinion No. 20 (Accounting Changes) and FASB
No. 3 (Reporting Accounting Changes in Interim Financial Statements), which changed the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period- specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this statement requires the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company will comply with the provisions of FAS 154 although the impact of such adoption is not determinable at this time.

ACCOUNTING POLICIES:

REVENUE RECOGNITION

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting
Revenues Gross as a Principal Versus Net as an Agent and SAB 104, Revenue
Recognition. TeamStaff recognizes all amounts billed to its temporary staffing customers as gross revenue because, among other things, TeamStaff is the primary obligor in the temporary staffing arrangement; TeamStaff has pricing latitude;
TeamStaff selects temporary employees for a given assignment from a broad pool of individuals; TeamStaff is at risk for the payment of its direct costs; and,
TeamStaff assumes a significant amount of other risks and liabilities as an employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by temporary employees which have not yet been billed to the customer as of the end of the accounting period.

Staffing (whether medical or administrative) revenue is recognized as service is rendered. TeamStaff typically bills its clients for staffing services based on an hourly rate. The hourly rate is intended to cover TeamStaff's direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally, commissions from permanent placements are included in revenue related to Medical Staffing. Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer's workforce as a permanent employee.

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

STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company's 2000 Employee Stock Option Plan and
2000 Non-Executive Director Stock Option Plan are accounted for in accordance with the recognition and measurement provisions of Statement of Financial
Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS
123(R)"), which

replaces FAS No. 123, Accounting for Stock-Based Compensation, and supercedes
Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued
to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission
("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to October 1, 2005, the Company accounted for similar transactions in accordance with APB No. 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date.

While FAS No. 123 encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB No. 25 and disclose certain pro-forma amounts as if the fair value approach of SFAS No. 123 had been applied. In December 2002, FAS No. 148,
Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to October 1,
2005.

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123
(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

As a result of the adoption of FAS 123 (R), the Company's results for the three month period ended December 31, 2005 include share-based compensation expense totaling approximately $5,000. Such amounts have been included in the
Consolidated Statements of Operations within operating expenses. During the three month period ended December 31, 2005, the Company recognized related tax benefits associated with its share-based compensation arrangements totaling approximately $2,000.

The following table addresses the additional disclosure requirements of 123(R)
in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

                                                              Three Months Ended
(Amounts in thousands, except per share data)                 December 31, 2004
                                                              ------------------
Net loss, as reported                                               $(579)

Add:  Total stock-based employee compensation expense included
in reported net income, net of related tax effects                     -

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                            (64)

Pro forma net loss                                                  $(643)
Loss per share:
   Basic and diluted-as reported                                   $(0.03)
   Basic and diluted-pro forma                                     $(0.04)

EARNINGS PER SHARE

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

                                                           Three Months Ended
                                                              December 31,
(Amounts in thousands)                                      2005         2004
                                                         ------------  ---------
Weighted average number of common shares
   outstanding-basic                                        19,278      17,040
Incremental shares for assumed conversion of stock
   options/warrants                                              -           -
Weighted average number of common shares
   outstanding-diluted                                      19,278      17,040

Stock options and warrants outstanding at December 31, 2005 to purchase
1,932,000 shares of common stock and at December 31, 2004 to purchase 1,943,742 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

INCOME TAXES

TeamStaff has recorded an $18.5 million deferred tax asset at December 31, 2005 and September 30, 2005, respectively. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of historical profitability and its ability to generate operating income in the future. The acquisitions of RS Staffing and Nursing
Innovations, two historically profitable companies, coupled with an improving business climate for temporary medical staffing will help drive TeamStaff's return to profitability. Management believes it will generate enough future profits to utilize the carrying value of its deferred tax asset.

ACCUMULATED COMPREHENSIVE LOSS AND MINIMUM PENSION LIABILITY ADJUSTMENT

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The minimum pension liability adjustment, net of income taxes, is recorded as a component of "Accumulated comprehensive income" on the balance sheet and is reflected in Statement of Comprehensive Income as "Minimum pension liability adjustment, net of tax". The Company used a discount rate of
3.0% each to calculate the projected benefit obligation and the periodic benefit cost calculation for the three months ended December 31, 2005. The Company recorded a gain from such adjustment, net of tax of $45,000 and $58,000 for the three month period ended December 31, 2005 and 2004, respectively. At December
31, 2005 and September 30, 2005, accumulated comprehensive loss on the balance sheet reflects the cumulative balance due to the minimum pension liability adjustment.

(3) BUSINESS COMBINATIONS:

ACQUISITION OF RS STAFFING SERVICES, INC.:

On June 8, 2005 TeamStaff, Inc. completed its acquisition of RS Staffing
Services, Inc., a privately held Georgia corporation, pursuant to the terms of a
Stock Purchase Agreement dated as of May 26, 2005. RS Staffing, headquartered in
Monroe, GA, specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General
Services Administration ("GSA") and Veterans Affairs ("VA"). Closing of the
transaction was completed for accounting purposes as of June 4, 2005. TeamStaff acquired all of the capital stock of RS Staffing for a purchase price of $8 million consisting of $3.25 million in cash, $3 million in a 2-year note, and
$1.75 million in TeamStaff common stock (1,206,896 shares). The shares are restricted shares and can only be sold in accordance with the provisions of Rule
144 of the Securities Act of 1933. The Sellers guaranteed a minimum net worth of
$1.4 million and any amounts above or below this amount after a finalized accounting are subject to a purchase price adjustment. In addition, there is a one-year earn out of up to $2 million based upon the achievement of specified performance targets for the business. Principals of RS Staffing, namely Roger Staggs and Barry Durham, initially continued as management of RS pursuant to employment agreements with each of them. Barry Durham resigned his position effective as of December, 2005. The acquisition agreement also provided for mutual indemnification for breaches of representations and warranties.
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

(Amounts in thousands)
Current assets                                $5,865
Property, plant, and equipment                   204
Goodwill                                       6,890
Other assets                                      75
                                         ------------
Total assets acquired                         13,034
                                         ------------
Current liabilities                            4,680
Long term liabilities                             39
                                         ------------
Total liabilities assumed                      4,719
                                         ------------
Net assets acquired                           $8,315
                                         ============

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

(Amounts in thousands)
Property, plant, and equipment             $ 185
Goodwill                                   1,681
                                    -------------
Total assets acquired                      1,866
                                    -------------
Total liabilities assumed                      -
                                    -------------
Net assets acquired                       $1,866
                                    =============

Included in Goodwill is $66,000 of expenses directly related to the acquisition.

The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and acquired companies as if the acquisitions had occurred on October 1, 2004, the beginning of the earliest period presented. The unaudited pro forma results are not necessarily indicative of what would have actually occurred had the acquisitions been in effect for the period presented.

(Amounts in thousands, except per share data).        Three Months Ended
                                                       December 31, 2004
                                                      ------------------
Revenues                                                  $24,711
Net loss                                                    $(400)
Earnings per share - basic and diluted                     $(0.02)

The number of common shares outstanding used to calculate pro forma earnings per share have been adjusted to include 2,392,000 shares issued as the source of financing for the Nursing Innovations acquisition and 1,206,896 shares issued as part of the RS Staffing Services acquisition, as if these shares had been outstanding as of the earliest period presented.

This table does not reflect cost savings of approximately $77,000 for the three months ended December 31, 2004 that would have potentially been eliminated due to cost synergies between the companies as part of the acquisition.

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

There were no revenues for the PEO segment for the three months ended December
31, 2005 and 2004.

The following chart details assets and liabilities from discontinued operations:

                                                     December 31,       September 30,
(amounts in thousands)                                   2005                2005
----------------------                             ---------------     --------------

ASSETS                                                        $ -                $ -
------                                             ===============     ==============

LIABILITIES
-----------

Accrued expenses and other current liabilities               $348               $422
                                                   ---------------     --------------
  Total current liabilities                                   348                422
                                                   ---------------     --------------
  Total liabilities                                          $348               $422
                                                   ===============     ==============

  Liability Balances                                September 30,        Expensed          Paid This         December 31,
  (amounts in thousands)                            2005 Balance       This Quarter         Quarter         2005 Balance
                                                   ---------------     --------------    --------------    ---------------
  Accrued expenses and other current liabilities             $422                $31            $(105)               $348
                                                   ---------------     --------------    --------------    ---------------
  Total                                                      $422                $31            $(105)               $348
                                                   ===============     ==============    ==============    ===============

(5) COMMITMENT AND CONTINGENCY:

NEW LEASE AGREEMENT:

On November 18, 2005, TeamStaff, Inc., as tenant, and One Peachtree Pointe
Associates, LLC, as landlord, entered into a lease for approximately 2,998 rentable square feet located at 1545 Peachtree St NE, Atlanta, Georgia. The lease is for a sixty-five month term, with an anticipated commencement date of
February 1, 2006. The premises will be used primarily as office space for
TeamStaff's corporate executive and information technology staff. The total value of the commitment over the life of the lease is approximately $450,000.
The Company is also responsible for its share in increase to Operating Costs (as defined in the Lease) after the first lease year. TeamStaff's current office lease in Atlanta, Georgia expired on November 30, 2005 but was extended on a month to month basis until January 31, 2006.

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
however, there can be no assurance that each of these matters will be resolved favorably.

(6) WORKERS' COMPENSATION:

PREPAID WORKERS' COMPENSATION:

TeamStaff's current workers' compensation insurance program is provided by
Zurich American Insurance Company. The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003,
TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and was subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of
Zurich, and cash held in a trust account by a third party. A letter of credit for $3.5 million was secured through Fleet Bank, as part of TeamStaff's line of credit. Effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank.
Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. GAB Robins, a third party administrator, provides claims handling services for the program. In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of the policy described immediately above as of November 17, 2003.
On May 12, 2004, TeamStaff received $963,000 in return premiums from Zurich for the policy period April 1, 2002 through November 17, 2003. A reduction of the prepaid asset in the amount of $0.5 million was recorded in the fiscal year ended September 30, 2005 as a result of adverse claims development for the period April 1, 2002 through November 17, 2003. This write-down was predominantly driven by one claim that caused the Company to increase its maximum exposure to equal the policy deductible. At December 31, 2005, TeamStaff has a prepaid asset of $3.6 million for the premiums and the prepayments made to the trust for both years of the Zurich plan TeamStaff estimates that, of the remaining prepaid asset, approximately an additional $1.4 million in return premiums will be received within the next twelve months, and this is reflected on the balance sheet at December 31, 2005 as a current asset.

Effective November 17, 2003, TeamStaff then entered into a new workers'
compensation program with Zurich covering TeamStaff's temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar
Hill and GAB Robins provide claims handling services. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature (the "Zurich Policy"). The Zurich Policy expired April 1, 2004.
Effective April 1, 2004, TeamStaff entered into a new workers' compensation program with Zurich for the period April 1, 2004 through March 31, 2005 identical to the Zurich Policy. Effective April 1, 2005, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2005 through March 31, 2006. This renewal is also identical to the Zurich Policy.

As of December 31, 2005, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates.
TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

ACCRUED WORKERS' COMPENSATION:

As was previously reported in TeamStaff's Exchange Act filing on Form 8-K, filed on October 20, 2005, the Company settled certain disputed workers' compensation insurance premium and loss claims totaling nearly $4.4 million for $2.05 million payable over two (2) years (subject to certain prepayment requirements), and was fully reserved as of the Company's June 30, 2005 balance sheet. The settlement was entered on or about October 10, 2005. In or about January, 2001, TeamStaff purchased from Transportation Insurance Company ("TPIC"), Transcontinental
Insurance Company ("TCIC"), Continental Casualty Company ("CCC"), CNA Claimplus,
Inc. ("ClaimPlus") and North Rock Insurance Company Limited ("North Rock")
(together, the "CNA Entities") a workers' compensation insurance program to provide workers' compensation insurance and claims services for TeamStaff's professional employee operations nationwide (the "Program"). The Program provided TeamStaff with workers' compensation insurance coverage and claims services for all covered claims incurred during the period from January 22, 2001 to January 22, 2002 (the "Initial Policy Term"). TeamStaff secured its obligations under the Program through its February 5, 2001 purchase of an
Exposure Buyback Policy numbered EBP 006/001 from North Rock (the "Exposure
Buyback Policy"), also covering the period from January 22, 2001 to January 22,
2002. On or around January 22, 2002, TeamStaff purchased from TCIC and RSKCo an extension of the Program (the "Program Extension"). The Program Extension
provided TeamStaff with workers' compensation insurance coverage and claims services for all covered claims incurred during the period from January 22, 2002 to March 22, 2002 (the "Extended Policy Term").

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

The settlement fully and completely resolves, without litigation, all of the issues addressed above on the material terms described below and in the
Agreement, without admitting and, in fact, expressly denying, the allegations and claims each party could have made against the other. Under the settlement,
TeamStaff will pay the CNA Entities the sum of $2,050,000, plus interest at a rate of 6.0%, as follows: (1) $300,000 upon execution of the Agreement; (2)
$250,000 every 90 days thereafter, plus interest on the unpaid sum at a rate of
6.0% from the date of the preceding payment, for a total of eight (8) payments.
TeamStaff made the first $250,000 payment on or about January 20, 2006. The
$300,000 payment made at execution was in settlement of the outstanding premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses due and owing under the Program, the Program Extension and the Exposure Buyback Policy. The second through eighth payments are in settlement of liabilities that become due and/or may become due under the
Program, the Program Extension and the Exposure Buyback Policy, including but not limited to, premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses. It was also agreed that the payment schedule would be accelerated by and in the amount of any and all payments TeamStaff receives from Zurich North American in settlement of the receivable TeamStaff is carrying from its prior years' workers compensation insurance programs, up and to the then outstanding balance due the CNA Entities.

(7) OTHER CURRENT ASSETS:

Other current assets at December 31, 2005 and September 30, 2005 consist of the following- (amounts in thousands)

                                                                    December 31,   September 30,
                                                                        2005           2005
                                                                   -------------  --------------

     Miscellaneous receivables                                           $561          $516
     Security deposits                                                    136           181
     Prepaid insurance                                                    601           283
     Miscellaneous prepaid expense                                        109           126
     Other miscellaneous current assets                                    41            49
                                                                   -------------  --------------
                                                                       $1,448        $1,155
                                                                   =============  ==============

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities at December 31, 2005 and
September 30, 2005 consist of the following- (Amounts in thousands)

                                                                    December 31,   September 30,
                                                                        2005           2005
                                                                   -------------  --------------

     Accrued bonus and commission                                       $189           $528
     Accrued medical insurance and employee benefit expense              276            420
     Accrued audit and tax fees                                          156            222
     Accrued subcontracting expense                                      325            168
     Accrued rebates                                                     128            128
     Accrued interest expense                                            142             74
     Accrued payroll taxes and workers' compensation                     109             74
     Accrued occupancy expense                                           179             34
     Accrued professional fees                                             8             33
     Other miscellaneous accrued expenses                                169            279
                                                                   -------------  --------------
                                                                      $1,681         $1,960
                                                                   =============  ==============

(9) DEBT:

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
For the three month period ended December 31, 2005, TeamStaff was in compliance with these covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, we granted PNC a lien and security interest on all of our assets. At December 31, 2005, the outstanding balance of the credit facility was $5.4 million and there was $1.2 million of unused availability under the line, based on billed accounts receivable. The average daily outstanding balance since the date of inception on
June 8, 2005 through December 31, 2005, was $4.4 million. TeamStaff is currently in discussions with PNC Bank to obtain an additional $1.0 million of borrowing capacity. The increase in line availability would be utilized to fund growth in
RS Staffing. The weighted average interest rate on advances since the date of inception on June 8, 2005 through December 31, 2005, was 6.84%. The interest rate effective as of December 31, 2005 was 7.5%.

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

TeamStaff has several short term notes payable with AI Credit Corp in connection with the financing of various RS Staffing insurance premiums. As of December 31,
2005, the remaining principal balance on these notes was approximately $290,000.
Interest rates range from 6.0% to 6.75% with maturity dates ranging from August
2005 through July 2006.

Notes payable at December 31, 2005 and September 30, 2005 consists of the following- (Amounts in thousands)

                                      December 31,        September 31,
                                          2005                 2005
                                   ------------------    ----------------
     Notes payable                       $3,290               $3,043
     Less- Current portion               (1,790)              (1,543)
                                   ------------------    ----------------
     Long-term debt                      $1,500               $1,500
                                   ==================    ================

Maturities of notes payable as of September 30, 2006 are as follows- (Amounts in thousands)

                   Years Ending
                   September 30,
                --------------------
                       2007                $1,500
                                      --------------
                       Total               $1,500
                                      ==============

(10) STOCK OPTIONS AND WARRANTS:

During the quarter ended December 31, 2005, TeamStaff did not grant any options, no options expired or were cancelled unexercised, and no options were exercised.
During the quarter ended December 31, 2004, TeamStaff granted 180,000 options at an average price of $2.07, 87,199 options expired or were cancelled unexercised, and no options were exercised.

During the quarter ended December 31, 2005, no warrants were issued, 10,000 warrants expired unexercised, and no warrants were exercised. During the quarter ended December 31, 2004, TeamStaff granted warrants to purchase 598,000 shares of common stock in conjunction with a private placement stock offering. The cash received from the transaction has been allocated among common stock and warrants based on the relative fair market value of the components. During the quarter ended December 31, 2004 no warrants expired unexercised, and no warrants were exercised.

(11) SUPPLEMENTAL RETIREMENT PLAN:

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

Cash payments aggregating $0.2 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer during the first three months of fiscal 2006.

COMPONENTS OF NET PERIODIC BENEFIT COST:

                                                Three Months Ended
                                                   December 31,
(amounts in thousands)                             2005         2004
                                             -----------   ----------
Interest cost                                        $5           $9
Amortization of net loss                             11           19
Settlement charges                                   65           78
                                             -----------   ----------
Total pension cost                                  $81         $106
                                             ===========   ==========

(12) SEGMENT REPORTING:

As a part of continuing operations, TeamStaff operates two different lines of business: staffing (principally medical staffing) and payroll services.
TeamStaff provides nursing and allied healthcare professionals and operates through three medical staffing units. TeamStaff's RS Staffing subsidiary specializes in providing medical and office administration/technical professionals through nationwide schedule contracts with both the General
Services Administration and Veterans Affairs, among other customers. The
TeamStaff Rx subsidiary operates throughout the US and specializes in the supply of allied medical employees and nurses, especially "travel" staff (typically 13 week assignments). Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff's Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. All TeamStaff Rx and Nursing
Innovations revenues, and approximately two-thirds of RS Staffing revenues, are derived from medical staffing.

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

The following table represents the financial information for each of TeamStaff's segments:

                                 Three Months Ended
                                     December 31,
(In thousands)                  2005             2004
                            ------------     -----------
 STAFFING SERVICES:
                 Revenues:      $19,426          $8,897
        Income before tax:         $855            $291
             Total assets:      $21,656          $8,582
     Capital expenditures:          $11              $-

PAYROLL SERVICES:
                 Revenues:       $1,457          $1,304
        Income before tax:         $686            $579
             Total assets:       $1,268          $1,101
     Capital expenditures:           $-              $-

CORPORATE:
                 Revenues:           $-              $-
          Loss before tax:     $(1,539)        $(1,503)
             Total assets:      $27,684         $30,972
     Capital expenditures:           $6             $25

CONSOLIDATED:
                 Revenues:      $20,883         $10,201
          Loss before tax:           $2          $(633)
             Total assets:      $50,608         $40,655
     Capital expenditures:          $17             $25

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

Certain statements contained herein constitute "forward-looking statements"
within the meaning of the Private Securities Litigation Reform Act of 1995 (the
"1995 Reform Act"). TeamStaff, Inc. desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff's actual results, performance (financial or operating) or achievements to differ from the future results, performance
(financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are managements best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, risks associated with risks undertaken in connection with acquisitions, risks from potential workers' compensation claims, increased insurance costs and required payments, risks from employer/employee related suits such as discrimination or wrongful termination, risk associated with medical professional liability claims, risks associated with payroll and employee related taxes which may require unanticipated payments by TeamStaff, liabilities associated with TeamStaff's status under certain federal and state employment laws as a co-employer, effects of competition, TeamStaff's ability to implement its internet based business and technological changes and dependence upon key personnel. These and other risks are stated in detail in our Report on
Form 10-K for the fiscal year ended September 30, 2005 and other reports and filings made by TeamStaff.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of TeamStaff's 2005 annual report on Form 10-K as well as
"Critical Accounting Policies" contained therein for a detailed discussion on the application of these and other accounting policies.

REVENUE RECOGNITION
-------------------

As of and for the period ended December 31, 2005, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services.

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting
Revenues Gross as a Principal Versus Net as an Agent and SAB 104, Revenue
Recognition. TeamStaff recognizes all amounts billed to its temporary staffing customers as gross revenue because, among other things, TeamStaff is the primary obligor in the temporary staffing arrangement; TeamStaff has pricing latitude;
TeamStaff selects temporary employees for a given assignment from a broad pool of individuals; TeamStaff is at risk for the payment of its direct costs; and,
TeamStaff assumes a significant amount of other risks and liabilities as an employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by temporary employees which have not yet been billed to the customer as of the end of the accounting period.

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

WORKERS' COMPENSATION
---------------------

PREPAID WORKERS' COMPENSATION:

TeamStaff's current workers' compensation insurance program is provided by
Zurich American Insurance Company. The Zurich program originally covered the period from March 22, 2002 through March 31, 2003, inclusive. On March 28, 2003,
TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program contained a large deductible feature of $0.5 million for each claim, with a maximum liability cap of the greater of 104.41% of manual premium or $15.6 million. The premium for the program was paid monthly based upon estimated payroll for the year and was subject to a policy year-end audit. The renewal program was collateralized by a letter of credit inuring to the benefit of
Zurich, and cash held in a trust account by a third party. A letter of credit for $3.5 million was secured through Fleet Bank, as part of TeamStaff's line of credit. Effective March 31, 2004, Zurich agreed to a reduction in the amount of the letter of credit to $1.8 million. As a result, on March 31, 2004, TeamStaff secured a new letter of credit in the amount of $1.8 million with SunTrust Bank.
Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. GAB Robins, a third party administrator, provides claims handling services for the program. In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of the policy described immediately above as of November 17, 2003.
On May 12, 2004, TeamStaff received $963,000 in return premiums from Zurich for the policy period April 1, 2002 through November 17, 2003. A reduction of the prepaid asset in the amount of $0.5 million was recorded in the fiscal year ended September 30, 2005 as a result of adverse claims development for the period April 1, 2002 through November 17, 2003. This write-down was predominantly driven by one claim that caused the Company to increase its maximum exposure to equal the policy deductible. At December 31, 2005, TeamStaff has a prepaid asset of $3.6 million for the premiums and the prepayments made to the trust for both years of the Zurich plan TeamStaff estimates that, of the remaining prepaid asset, approximately an additional $1.4 million in return premiums will be received within the next twelve months, and this is reflected on the balance sheet at December 31, 2005 as a current asset.

Effective November 17, 2003, TeamStaff then entered into a new workers'
compensation program with Zurich covering TeamStaff's temporary employees and, as of January 1, 2004, its corporate employees. The program is managed by Cedar
Hill and GAB Robins provide claims handling services. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature (the "Zurich Policy"). The Zurich Policy expired April 1, 2004.
Effective April 1, 2004, TeamStaff entered into a new workers' compensation program with Zurich for the period April 1, 2004 through March 31, 2005 identical to the Zurich Policy. Effective April 1, 2005, TeamStaff renewed its workers' compensation program with Zurich for the period from April 1, 2005 through March 31, 2006. This renewal is also identical to the Zurich Policy.

As of December 31, 2005, the adequacy of the workers' compensation reserves was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates.
TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the reserves as deemed appropriate.

ACCRUED WORKERS' COMPENSATION:

As was previously reported in TeamStaff's Exchange Act filing on Form 8-K, filed on October 20, 2005, the Company settled certain disputed workers' compensation insurance premium and loss claims totaling nearly $4.4 million for $2.05 million payable over two (2) years (subject to certain prepayment requirements), and was fully reserved as of the Company's June 30, 2005 balance sheet. The settlement was entered on or about October 10, 2005. In or about January, 2001, TeamStaff purchased from Transportation Insurance Company ("TPIC"), Transcontinental
Insurance Company ("TCIC"), Continental Casualty Company ("CCC"), CNA Claimplus,
Inc. ("ClaimPlus") and North Rock Insurance Company Limited ("North Rock")
(together, the "CNA Entities") a workers' compensation insurance program to provide workers' compensation insurance and claims services for TeamStaff's professional employee operations nationwide (the "Program"). The Program provided TeamStaff with workers' compensation insurance coverage and claims services for all covered claims incurred during the period from January 22, 2001 to January 22, 2002 (the "Initial Policy Term"). TeamStaff secured its obligations under the Program through its February 5, 2001 purchase of an
Exposure Buyback Policy numbered EBP 006/001 from North Rock (the "Exposure
Buyback Policy"), also covering the period from January 22, 2001 to January 22,
2002. On or around January 22, 2002, TeamStaff purchased from TCIC and RSKCo an extension of the Program (the "Program

Extension"). The Program Extension provided TeamStaff with workers' compensation insurance coverage and claims services for all covered claims incurred during the period from January 22, 2002 to March 22, 2002 (the "Extended Policy Term").

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

The settlement fully and completely resolves, without litigation, all of the issues addressed above on the material terms described below and in the
Agreement, without admitting and, in fact, expressly denying, the allegations and claims each party could have made against the other. Under the settlement,
TeamStaff will pay the CNA Entities the sum of $2,050,000, plus interest at a rate of 6.0%, as follows: (1) $300,000 upon execution of the Agreement; (2)
$250,000 every 90 days thereafter, plus interest on the unpaid sum at a rate of
6.0% from the date of the preceding payment, for a total of eight (8) payments.
TeamStaff made the first $250,000 payment on or about January 20, 2006. The
$300,000 payment made at execution was in settlement of the outstanding premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses due and owing under the Program, the Program Extension and the Exposure Buyback Policy. The second through eighth payments are in settlement of liabilities that become due and/or may become due under the
Program, the Program Extension and the Exposure Buyback Policy, including but not limited to, premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses. It was also agreed that the payment schedule would be accelerated by and in the amount of any and all payments TeamStaff receives from Zurich North American in settlement of the receivable TeamStaff is carrying from its prior years' workers compensation insurance programs, up and to the then outstanding balance due the CNA Entities.

DEFERRED TAXES
--------------

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

RESULTS OF CONTINUING OPERATIONS
--------------------------------

TeamStaff's revenues for the three months ended December 31, 2005 and 2004 were
$20.9 million and $10.2 million, respectively, which represents an increase of
$10.7 million, or 104.7%, from first fiscal quarter 2005 to first fiscal quarter
2006. Revenues from staffing services for the three months ended December 31,
2005 and 2004 were $19.4 million and $8.9 million, respectively, which represents an increase of $10.5 million, or 118.3%, from first fiscal quarter
2005 to first fiscal quarter 2006. Revenues for first fiscal quarter 2006 include $3.1 million related to the acquisition of Nursing Innovations, a
Memphis, Tennessee-based provider of travel and per diem nurses effective as of
November 14, 2004 (See Note 3 of Notes to Consolidated Financial Statements).
Revenues related to Nursing Innovations for first fiscal quarter 2005, which includes revenue from the date of acquisition effective November 14, 2004 to
December 31, 2004, was $1.6 million. $11.0 million related to the acquisition of
RS Staffing Services, a Monroe, Georgia-based provider of medical and office administration/technical professionals effective as of June 4, 2005 (See Note 3 of Notes to Consolidated Financial Statements.) These acquisitions helped offset a decrease in the revenues of the allied healthcare portion of our Staffing
Services division from first fiscal quarter 2005 to first fiscal quarter 2006 of
$1.8 million. The Payroll Services division revenues for the three months ended
December 31, 2005 and 2004 were $1.5 million and $1.3 million, respectively, which represents an increase of $0.2 million, or 11.5%, from first fiscal quarter 2005 to first fiscal quarter 2006.

In the second half of calendar 2005, before the normal seasonal holiday downturn, we saw an increase in demand for our travel nurses as well as an increase in applicants entering the travel segment. This increase, however, was not experienced in our travel allied division as we continued to see hospitals focus on containing cost in this higher priced business segment by placing greater reliance on permanent staff. We believe that since the business fundamentals of allied health are similar to those in the nursing segment, that the allied sector will eventually experience a sustained rebound.

Longer term, we believe the demand for temporary medical personnel will increase. Key drivers in our major business segments include an aging population, a strong employment environment and growth in hospital admissions.
We believe demand will also increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. The acquisition of Nursing Innovations in the first quarter of last fiscal year provided TeamStaff with the opportunity to benefit from these industry changes that, we believe, impact our temporary nurse staffing business most significantly. Our acquisition of RS Staffing completed in early June 2005 gives us a strong presence in the government sector and provides us with an opportunity to cross sell to our nursing and allied divisions. Revenues in the
RS Staffing division grew 10% sequentially from the fourth fiscal quarter of
2005 to the first fiscal quarter of 2006. We continue to focus on our sales and marketing efforts throughout the divisions in order to increase our contact with current and prospective clients.

Direct expenses for the three months ended December 31, 2005 and 2004 were $16.6 million and $7.6 million, respectively, which represents an increase of $9.0 million, or 117.7%, from first fiscal quarter 2005 to first fiscal quarter 2006.
This increase is a direct result of increased revenues. As a percentage of revenue, direct expenses for the three months ended December 31, 2005 and 2004 were 79.4% and 74.6%, respectively. This increase is a result of a higher volume of teaming partner (subcontractor) costs due to the inclusion of RS Staffing.
Teaming is a business practice expected by government entities who prefer their suppliers to provide more of a master vendor service where the supplier looks to outside sources when needed to fill open staffing positions.

Gross profits for the three months ended December 31, 2005 and 2004 were $4.3 million and $2.6 million, respectively, which represents an increase of $1.7 million, or 66.5%, from first fiscal quarter 2005 to first fiscal quarter 2006.
This increase is attributable to the growth by acquisition of our staffing business as well as more prudent expense management and selected price increases in the Payroll Services division. Gross profits, as a percentage of revenue, decreased to 20.6% from 25.4%, for the first fiscal quarter ended December 31,
2005 and 2004, respectively. This decrease is primarily due to the inclusion of
RS Staffing in the 2006 revenues and costs related to staffing teaming partners.

Operating expenses for the three months ended December 31, 2005 and 2004 were
$4.0 million and $3.1 million, respectively, which represents an increase of
$0.9 million, or 29.3%. Operating expenses related to Nursing Innovations for 7 weeks of operations in first fiscal quarter 2005 were $0.2 million, compared to
$0.6 million for 13 weeks of operations in first fiscal quarter 2006. Operating expenses related to RS Staffing for first fiscal quarter 2006 were $0.8 million.
After adjusting for operating expenses due to the acquisitions of Nursing
Innovations and RS Staffing, expenses decreased 8% from first fiscal quarter
2005 to first fiscal quarter 2006. Operating expenses, as a percentage of revenue, were 19.4% and 30.7%, for the fiscal quarters ended December 31, 2005 and 2004, respectively.

Depreciation and amortization for the three months ended December 31, 2005 and
2004 was approximately $122,000 and $148,000, respectively. Although there was an increase from first fiscal quarter 2004 to first fiscal quarter 2005, due to additional fixed assets acquired as part of the acquisitions of Nursing
Innovations and RS Staffing, this increase was offset by a reduction in depreciation expense caused by several asset groups becoming fully depreciated during the prior fiscal year.

Other income, which is comprised of interest income and late fee income, for the three months ended December 31, 2005 and 2004 was approximately $39,000 and
$60,000, respectively, representing a decrease of $21,000. Late fee income is earned only in the allied healthcare division and the decrease is a result of lower revenues.

Interest expense for the three months ended December 31, 2005 and 2004 was approximately $177,000 and $20,000, respectively, representing an increase of
$157,000. This increase is primarily a result of interest expense related to the revolving credit facility effective as of June 8, 2005, as well as interest expense from the notes payable related to the acquisition of RS Staffing effective as of June 4, 2005.

Income tax expense from continuing operations for three months ended December
31, 2005 was virtually zero, compared to income tax benefit of $0.2 million for the three months ended December 31, 2004. These tax benefits in the prior fiscal year were a result of losses from operations. Management believes that due to the acquisitions of

RS Staffing and Nursing Innovations, two historically profitable companies, coupled with an improving business climate for temporary staffing, the Company will be able to utilize the recorded deferred tax asset.

Income from continuing operations for the three months ended December 31, 2005 was breakeven, or $0.00 per fully diluted share, as compared to loss from continuing operations for the three months ended December 31, 2004 of $0.4 million, or $(0.02) per fully diluted share.

Loss from discontinued operations, net of tax, for the three months ended
December 31, 2005 was $0.02 million, or $0.00 per fully diluted share, as compared to loss from discontinued operations, net of tax, for the three months ended December 31, 2004 of $0.2 million, or $(0.01) per fully diluted share. In fiscal 2005, the loss was due to previously unbilled legal fees and non-cancelable software licenses related to the discontinued business unit.

Net loss for the three months ended December 31, 2005 was $0.02 million, or
$0.00 per fully diluted share, as compared to a net loss of $0.6 million, or
$(0.03) per fully diluted share, for the three months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash used in operating activities for the three months ended December 31,
2005 was $2.3 million compared to $2.9 million for the three months ended
December 31, 2004. Use of cash during first fiscal quarter 2006 includes increased accounts receivable of $1.4 million due to the increased sales in the
RS Staffing division, as well as the recurring annual slowdown in collections due to the holiday season, and $0.8 million due to a decrease in accounts payable, accrued payroll and other accrued expenses. Use of cash during first fiscal quarter 2005 includes increased accounts receivable of $1.6 million primarily due to the operations of Nursing Innovations subsequent to the acquisition on November 13, 2004, and losses in continuing and discontinued
operations.

Cash used in investing activities for the three months ended December 31, 2005 was $0.02 million compared to $1.9 million for the three months ended December
31, 2004. Use of cash in first fiscal quarter 2006 was for the purchase of equipment and leasehold improvements. Use of cash in first fiscal quarter 2005 was primarily for the purchase of certain of the assets of Nursing Innovations for $1.9 million.

Cash provided by financing activities for the three months ended December 31,
2005 was $1.3 million compared to $4.0 million for the three months ended
December 31, 2004. Effective June 8, 2005, TeamStaff, Inc. entered into a $7.0 million revolving credit facility provided by PNC Bank to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility;
and (iii) provide ongoing working capital. Revolving Credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum EBITDA and a minimum consolidated debt service coverage ratio. For the period ended December 31, 2005, TeamStaff was in compliance with these covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, we granted
PNC a lien and security interest on all of our assets. As of December 31, 2005, there was $5.4 million debt outstanding under the Credit Facility and $1.2 million of unused availability under the line, based on billed accounts receivable. The interest rate effective as of December 31, 2005 was 7.5%.

Availability under the PNC line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of RS
Staffing Services are required to execute "Acknowledgements of Assignment."
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

As of December 31, 2005, TeamStaff had unrestricted cash and cash equivalents of
$0.2 million and net accounts receivable of $10.9 million. TeamStaff also had
$1.2 million of unused availability under the revolving credit facility provided by PNC Bank. As of December 31, 2005, TeamStaff had working capital of $0.97 million. The Company has requested from PNC Bank an increase in line availability of $1.0 million. This increase would be used to fund growth in the
RS Staffing business segment. In addition, due to strong January collections, line availability increased to $1.7 million as of February 6, 2006. Management believes its existing cash, liquidity provided by the

Company's revolving line of credit and funds generated by operations will be sufficient to support cash needs for at least the next twelve months.

Obligations
(Amounts in thousands)                         Payments Due By Period
                                               ----------------------
                                       Less than        1-3
                         Total         1 year           years         4-5 years
                       -----------   --------------   -----------   ------------

Long-term debt (1)       $10,770          $8,331        $2,439             $-
Operating leases (2)       3,066             772         1,804            490
Pension liability (3)        654             210           308            136
                       -----------   --------------   -----------   ------------
Total Obligations        $14,490          $9,313        $4,551           $626
                       ===========   ==============   ===========   ============

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

EFFECTS OF INFLATION
--------------------

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
Material increases in the Prime or LIBOR rate could have a material adverse effect on our results of operations, the status of the Revolving Credit Facility as well as interest costs. TeamStaff is currently in discussions with PNC Bank to obtain an additional $1.0 million of borrowing capacity. The increase in line availability would be utilized to fund growth in RS Staffing.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

Our management, under the supervision and with the participation of our Chief
Executive Officer and Chief Financial Officer (who serves as our principal accounting officer), conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c))
as of the end of the period (December 31, 2005) ("Evaluation Date") covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief
Executive Officer and Chief Financial Officer (who serves as our principal accounting officer) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them.

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
In August, 2004, a trial was held on Atomic Fusion's breach of contract claim before a jury. The jury returned a verdict in Atomic Fusion's favor, awarding
$534,246 in damages and $116,849 in attorney's fees, for a total verdict of
$651,095, including interest and costs. BrightLane filed a motion for judgment notwithstanding the verdict, which was denied by the court. BrightLane believes that the jury's award of damages and attorney's fees is not supported by Georgia law, and BrightLane also believes the trial court erred in denying its motion for judgment notwithstanding the verdict. Therefore, BrightLane has filed appeals on both the jury's verdict on liability and damages and the denial of the motion for judgment notwithstanding the verdict. BrightLane also has filed a motion to recover certain of its attorneys' fees expended in pursuing its motion for summary judgment. This motion also is pending before the court. BrightLane is no longer an operating entity and has minimal assets.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff's common stock. On November 19, 2002, the
Board of Directors authorized an additional repurchase of up to $1.0 million in common stock. Since inception we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2.4 million. No shares were repurchased during the quarter ended December 31, 2005. As of December 31, 2005,
TeamStaff retired 574,470 of the 581,470 shares of treasury stock. We do not currently have any plans to repurchase our securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None. TeamStaff has scheduled its Annual Meeting of Shareholders for April 27,
2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

     (a)  Exhibits

     10.1 Form of Lease dated as of November 18, 2005 between TeamStaff, Inc.
          and One Peachtree Pointe Associates, LLC

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEAMSTAFF, INC.

                                          /s/T. Kent Smith
                                          ----------------
                                          T. Kent Smith
                                          President and Chief Executive Officer

                                          /s/ Rick Filippelli
                                          Rick Filippelli
                                          ---------------
                                          Vice  President,  Finance  and Chief
                                          Financial Officer

Dated: February 14, 2006

