Form 10-Q
period 2006-03-31
TEAMSTAFF INC
filed 2006-05-15
CIK 785557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes                        No

19,278,270 shares of Common Stock, par value $.001 per share, were outstanding as of March 31, 2006 and 19,278,270 shares of Common Stock, par value $.001 per share, were outstanding as of May 11, 2006.

TEAMSTAFF, INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2006

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(Page 1 of 2)

	March 31, 2006	September 30, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$845	$1,304
Accounts receivable, net of allowance for doubtful accounts of $128 and $41 at March 31, 2006 and September 30, 2005, respectively	9,876	9,470
Deferred tax asset	717	634
Prepaid workers’ compensation	1,076	1,461
Other current assets	1,580	1,155
Total current assets	14,094	14,024
EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,416	3,360
Computer equipment	533	516
Computer software	1,250	1,250
Leasehold improvements	177	177
	5,376	5,303
Less accumulated depreciation and amortization	(4,263)	(4,037)
Equipment and improvements, net	1,113	1,266
DEFERRED TAX ASSET, net of current portion	17,947	17,848
TRADENAME	4,199	4,199
GOODWILL	12,278	10,281
OTHER ASSETS:
Prepaid workers’ compensation, net of current portion	350	2,200
Other assets	205	236
Total other assets	555	2,436
TOTAL ASSETS	$50,186	$50,054

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Page 2 of 2)

	March 31, 2006	September 30, 2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$4,021	$4,006
Notes payable	1,661	1,543
Current portion of capital lease obligations	124	120
Accrued workers’ compensation	—	2,050
Accrued payroll	1,599	1,512
Accrued pension liability	210	294
Accrued acquisition earn out	2,000	—
Accounts payable	2,252	1,537
Accrued expenses and other current liabilities	1,812	1,960
Total current liabilities	13,679	13,022
CAPITAL LEASE OBLIGATIONS, net of current portion	161	220
NOTES PAYABLE, net of current portion	1,500	1,500
ACCRUED PENSION LIABILITY, net of current portion	449	578
LIABILITIES FROM DISCONTINUED OPERATIONS	254	422
Total liabilities	16,043	15,742
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 19,285 at March 31, 2006 and September 30, 2005; outstanding 19,278 at March 31, 2006 and September 30, 2005	19	19
Additional paid-in capital	68,626	68,615
Accumulated deficit	(34,370)	(34,140)
Accumulated comprehensive losses	(108)	(158)
Treasury stock, 7 shares at cost at March 31, 2006 and September 30, 2005	(24)	(24)
Total shareholders’ equity	34,143	34,312
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,186	$50,054

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the three months ended March 31,
	2006	2005
REVENUES	$19,676	$10,899
DIRECT EXPENSES	15,818	8,273
Gross profit	3,858	2,626
OPERATING EXPENSES	3,882	3,429
DEPRECIATION AND AMORTIZATION	123	184
Loss from operations	(147)	(987)
OTHER INCOME (EXPENSE):
Interest income	8	15
Interest expense	(194)	(12)
Other income	38	37
	(148)	40
Loss from continuing operations before tax	(295)	(947)
INCOME TAX BENEFIT	105	362
Loss from continuing operations	(190)	(585)
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $14 and $23 for quarters ended March 31, 2006 and 2005, respectively	(22)	(36)
Net loss	(212)	(621)
OTHER COMPREHENSIVE INCOME (LOSS):
Minimum pension liability adjustment, net of tax	5	30
COMPREHENSIVE INCOME (LOSS)	$(207)	$(591)
LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.01)	$(0.03)
Loss from discontinued operations	(0.00)	(0.00)
Net loss	$(0.01)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	19,278	18,106
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	19,278	18,106

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the six months ended March 31,
	2006	2005
REVENUES	$40,559	$21,100
DIRECT EXPENSES	32,390	15,885
Gross profit	8,169	5,215
OPERATING EXPENSES	7,934	6,563
DEPRECIATION AND AMORTIZATION	245	332
Loss from operations	(10)	(1,680)
OTHER INCOME (EXPENSE):
Interest income	11	35
Interest expense	(371)	(32)
Other income	77	97
	(283)	100
Loss from continuing operations before tax	(293)	(1,580)
INCOME TAX BENEFIT	104	601
Loss from continuing operations	(189)	(979)
LOSS FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $26 and $138 for six months ended March 31, 2006 and 2005, respectively	(41)	(222)
Income from disposal, net of tax benefit of $0 for six months ended March 31, 2005	—	1
	(41)	(221)
Net loss	(230)	(1,200)
OTHER COMPREHENSIVE INCOME (LOSS):
Minimum pension liability adjustment, net of tax	50	88
COMPREHENSIVE INCOME (LOSS)	$(180)	$(1,112)
LOSS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.01)	$(0.06)
Loss from discontinued operations	(0.00)	(0.01)
Net loss	$(0.01)	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	19,278	17,567
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	19,278	17,567

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Page 1 of 2)

	For the six months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(189)	$(979)
Adjustments to reconcile net loss to net cash (used in)operating activities, net of acquired businesses:
Deferred income taxes	(182)	(693)
Depreciation and amortization	245	332
Compensation expense related to director stock option grants	10	—
Provision for doubtful accounts	79	15
Changes in operating assets and liabilities, net of acquired businesses:
Decrease in restricted cash	—	1,800
(Increase) in accounts receivable	(485)	(1,845)
Decrease in other current assets	357	85
Decrease in other assets	1,878	185
(Decrease) increase in accounts payable, accrued payroll, accrued expenses and other current liabilities	(1,409)	740
(Decrease) in pension liability	(213)	(310)
Change in net operating assets resulting from disposal of discontinued operations	(209)	(485)
Net cash (used in) operating activities	(118)	(1,155)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software	(85)	(47)
Payment for acquisition of RS Staffing Services, net of cash acquired	3	—
Payment for acquisition of Nursing Innovations	—	(1,865)
Net cash (used in) investing activities	(82)	(1,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	44,925	—
Payments on revolving line of credit	(44,910)	—
Principal payments on notes payable	(278)	—
Repayments on capital leases obligations	(46)	(102)
Net proceeds from issuance of common stock, net of expense	—	3,954
Net comprehensive income on pension	50	88
Net cash (used in) provided by financing activities	(259)	3,940
Net (decrease) increase in cash and cash equivalents	(459)	873
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,304	3060
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$845	$3,933

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Page 2 of 2)

	For the six months ended March 31,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$296	$32
Income taxes	$84	$73

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITY:

The Company recorded $396,000 in notes payable related to the funding of the RS Staffing workers’ compensation insurance policy renewal during the six months ended March 31, 2006.

The Company recorded $5,000 in capital leases during the six months ended March 31, 2006.

The Company recorded $2,000,000 in accrued earn-outs related to the RS Staffing acquisition during the six months ended March 31, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

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

When we use the term ‘‘TeamStaff,’’ or the ‘‘Company’’ we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc. (including its DSI Payroll Services division), and our TeamStaff Rx, Inc. (including its Nursing Innovations division) and RS Staffing Services, Inc. wholly-owned subsidiaries. TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our PEO business in fiscal year 2004, most of these subsidiaries are not actively operating.

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

Basis of Presentation:

The consolidated financial statements included herein have been prepared by TeamStaff, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. TeamStaff believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TeamStaff’s latest annual report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Stock-Based Compensation

The Company’s 2000 Employee Stock Option Plan (the ‘‘2000 Plan’’), which is shareholder approved, permits the grant of options to purchase up to 1,714,286 shares of common stock to all employees as stock compensation. All stock options under the 2000 Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a three year period and expire 5 years from the grant date.

The Company’s 2000 Non-Executive Director Stock Option Plan (the ‘‘Director Plan’’), which is shareholder approved, permits the grant of options to non-employee directors of TeamStaff. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The Director Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

Effective October 1, 2005, the Company’s plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123

(revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

As a result of the adoption of FAS 123 (R), the Company's results for the three and six month period ended March 31, 2006 include share-based compensation expense totaling approximately $5,000 and $10,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within operating expenses. The Company recognized related tax benefits associated with its share-based compensation arrangements totaling approximately $2,000 and $4,000, respectively, for the three and six month period ended March 31, 2006.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award.

During the three and six months ended March 31, 2006, TeamStaff did not grant any options, no options expired or were cancelled unexercised and no options were exercised. There were 1,318,000 options outstanding as of March 31, 2006. During the quarter ended March 31, 2005, TeamStaff granted 105,000 options at an average price of $1.73 per share, 4,742 options expired or were cancelled unexercised, and no options were exercised. During the six months ended March 31, 2005, TeamStaff granted 285,000 options at an average price of $1.94 per share, 91,941 options expired or were cancelled unexercised, and no options were exercised. There were 1,420,000 options outstanding as of March 31, 2005.

The weighted average estimated fair value of stock options granted in the six months ended March 31, 2005 was $0.94. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors.

The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Expected term (in years)	4	4
Expected volatility	51.1-51.2%	43.8-54.4%
Expected dividend yield	0%	0%
Risk-free interest rate	3.72-4.26%	3.37-4.26%

The following table addresses the additional disclosure requirements of 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

(Amounts in thousands, except per share data)	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net loss, as reported	$(621)	$(1,200)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(76)	(140)
Pro forma net loss	$(697)	$(1,340)
Loss per share:
Basic and diluted-as reported	$(0.03)	$(0.07)
Basic and diluted-pro forma	$(0.04)	$(0.08)

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	1,318,000	$3.58
Granted	—
Exercised	—
Cancelled	—
Options outstanding, March 31, 2006	1,318,000	$3.58	3.0	$0
Options exercisable, March 31, 2006	1,283,000	$3.56	2.8	$0

Earnings Per Share

Basic earnings per share (‘‘Basic EPS’’) is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (‘‘Diluted EPS’’) is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended March 31,		Six Months Ended March 31,
(Amounts in thousands)	2006	2005	2006	2005
Weighted average number of common shares outstanding-basic	19,278	18,106	19,278	17,567
Incremental shares for assumed conversion of stock options/warrants	—	—	—	—
Weighted average number of common shares outstanding-diluted	19,278	18,106	19,278	17,567

Stock options and warrants outstanding at March 31, 2006 to purchase 1,932,000 shares of common stock and at March 31, 2005 to purchase 2,044,000 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

Income Taxes

TeamStaff has recorded a deferred tax asset of $18.7 million at March 31, 2006 and $18.5 million at September 30, 2005. This represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses and tax credits as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income to realize this deferred tax asset as a result of historical profitability and its ability to generate operating income in the future. The acquisitions of RS Staffing and Nursing Innovations, two historically profitable companies, coupled with an improving business climate for temporary medical staffing will help drive TeamStaff's return to profitability. Management believes it will generate enough future income to utilize the carrying value of its deferred tax asset.

Accumulated Comprehensive Loss and Minimum Pension Liability Adjustment

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The minimum pension liability adjustment, net of income taxes, is recorded as a component of ‘‘Accumulated comprehensive income’’ on the balance sheet and is reflected in Statement of Comprehensive Income as ‘‘Minimum pension liability adjustment, net of tax’’. The Company used a discount rate of 3.0% each to calculate the projected benefit obligation and the periodic benefit cost calculation for the three and six months ended March 31, 2006. The Company recorded a gain from such adjustment, net of tax of $5,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively, and $50,000 and $88,000 for the six months ended March 31, 2006 and 2005, respectively. At March 31, 2006 and September 30, 2005, accumulated comprehensive loss on the balance sheet reflects the cumulative balance due to the minimum pension liability adjustment.

(3)    BUSINESS COMBINATIONS:

Acquisition of RS Staffing Services, Inc.:

On June 8, 2005 TeamStaff, Inc. completed its acquisition of RS Staffing Services, Inc., a privately held Georgia corporation, pursuant to the terms of a Stock Purchase Agreement dated as of May 26, 2005. RS Staffing, headquartered in Monroe, GA, specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration (‘‘GSA’’) and Veterans Affairs (‘‘VA’’). Closing of the transaction was completed for accounting purposes as of June 4, 2005. TeamStaff acquired all of the capital stock of RS Staffing for a purchase price of $8 million consisting of $3.25 million in cash, $3 million in a 2-year note, and $1.75 million in TeamStaff common stock (1,206,896 shares). The shares are restricted shares and can only be sold in accordance with the provisions of Rule 144 of the Securities Act of 1933. The

Sellers guaranteed a minimum net worth of $1.4 million and any amounts above or below this amount after a finalized accounting at one year post acquisition, are subject to a purchase price adjustment. In addition, there is a one-year earn out of up to $2.0 million based upon the achievement of specified performance targets for the business. The Company recorded an earn out liability of $2.0 million during the quarter ended March 31, 2006, in anticipation of these targets being achieved. Principals of RS Staffing, namely Roger Staggs and Barry Durham, initially continued as management of RS pursuant to employment agreements with each of them. Barry Durham resigned his position effective as of December, 2005. The acquisition agreement also provided for mutual indemnification for breaches of representations and warranties. Further, the note issued by TeamStaff as part of the purchase price bears interest at 5% per annum, is payable one half in one year and the remainder in two years, and is secured by a lien on certain assets of the business, subordinate to any liens granted in connection with financing for the transaction. In connection with the acquisition, TeamStaff obtained financing from PNC Bank, National Association.

The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed:

(Amounts in thousands)
Current assets	$5,865
Property, plant, and equipment	204
Goodwill	8,887
Other assets	75
Total assets acquired	15,031
Current liabilities	4,680
Long term liabilities	39
Total liabilities assumed	4,719
Net assets acquired	$10,312

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

(Amounts in thousands)
Property, plant, and equipment	$185
Goodwill	1,681
Total assets acquired	1,866
Total liabilities assumed	—
Net assets acquired	$1,866

Included in Goodwill is $66,000 of expenses directly related to the acquisition.

The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and acquired companies as if the acquisitions had occurred on October 1, 2004, the beginning of the earliest period presented. The unaudited pro forma results are not necessarily indicative of what would have actually occurred had the acquisitions been in effect for the periods presented.

(Amounts in thousands, except per share data)	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Revenues	$20,828	$45,539
Net loss	$(364)	$(764)
Earnings per share – basic and diluted	$(0.02)	$(0.04)

The number of common shares outstanding used to calculate pro forma earnings per share have been adjusted to include 2,392,000 shares issued as the source of financing for the Nursing Innovations acquisition and 1,206,896 shares issued as part of the RS Staffing Services acquisition, as if these shares had been outstanding as of the earliest period presented.

This table does not reflect cost savings of approximately $23,000 for the three months ended March 31, 2005 and $99,000 for the six months ended March 31, 2005 that would have potentially been eliminated due to cost synergies between the companies as part of the acquisition.

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

There were no revenues for the PEO segment for the three and six months ended March 31, 2006 and 2005.

The following chart details assets and liabilities from discontinued operations:

(amounts in thousands)	March 31, 2006	September 30, 2005
ASSETS	$—	$—
LIABILITIES
Accrued expenses and other current liabilities	$254	$422
Total current liabilities	254	422
Total liabilities	$254	$422

Liability Balances (amounts in thousands)	December 31, 2005 Balance	Expensed This Quarter	Paid This Quarter	March 31, 2006 Balance
Accrued expenses and other current liabilities	$348	$36	$(130)	$254
Total	$348	$36	$(130)	$254

(5)    COMMITMENT AND CONTINGENCY:

New Lease Agreement:

The Company’s Nursing Innovations division renewed its lease on its space located at 6555 Quince Road, Suite 303, Memphis, Tennessee for a one (1) year period beginning January 1, 2006. The total value of the commitment is approximately $100,000.

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

(6)    WORKERS’ COMPENSATION:

Prepaid Workers’ Compensation:

TeamStaff’s current workers’ compensation insurance program is provided by Zurich American Insurance Company. This program covers TeamStaff’s temporary employees and its corporate employees. The program is managed by Cedar Hill and GAB Robins provides claims handling services. This program is a fully insured, guaranteed cost program that contains no deductible or retention feature. The premium for the program is paid monthly based upon actual payroll and is subject to a policy year-end audit.

As part of the Company’s discontinued operations, TeamStaff had a workers’ compensation program with Zurich American Insurance Company, which originally covered the period from March 22, 2002 through March 31, 2003, inclusive. The Company subsequently renewed the policy with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account by a third party. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of the policy as of November 17, 2003. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. TeamStaff estimates that, of the remaining prepaid asset, an additional approximately $1.0 million in return premiums will be received within the next twelve months. This is reflected on the balance sheet at March 31, 2006 as a current asset.

As of March 31, 2006 the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

Accrued Workers’ Compensation:

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

The settlement fully and completely resolved, without litigation, all of the issues addressed above on the material terms described below and in the Agreement, without admitting and, in fact, expressly denying, the allegations and claims each party could have made against the other. Under the settlement, TeamStaff agreed to pay the CNA Entities the sum of $2,050,000, plus interest at a rate of 6.0%, as follows: (1) $300,000 upon execution of the Agreement; (2) $250,000 every 90 days thereafter, plus interest on the unpaid sum at a rate of 6.0% from the date of the preceding payment, for a total of eight (8) payments. TeamStaff made the first $250,000 payment on or about January 20, 2006. The $300,000 payment made at execution was in settlement of the outstanding premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses due and owing under the Program, the Program Extension and the Exposure Buyback Policy. The second through eighth payments are in settlement of liabilities that become due and/or may become due under the Program, the Program Extension and the Exposure Buyback Policy, including but not limited to, premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses. It was also agreed that the payment schedule would be accelerated by and in the amount of any and all payments TeamStaff receives from Zurich North American in settlement of the receivable TeamStaff is carrying from its prior years’ workers’ compensation insurance programs, up and to the then outstanding balance due the CNA Entities.

As a result of the release of $2.25 million by Zurich on March 3, 2006, TeamStaff satisfied its remaining obligation to CNA under the settlement agreement by paying the remaining settlement amount of $1.5 million plus accrued interest in full.

(7)    OTHER CURRENT ASSETS:

Other current assets at March 31, 2006 and September 30, 2005 consist of the following-

(Amounts in thousands)

	March 31, 2006	September 30, 2005
Miscellaneous receivables	$755	$516
Security deposits	161	181
Prepaid insurance	511	283
Miscellaneous prepaid expense	118	126
Other miscellaneous current assets	35	49
	$1,580	$1,155

(8)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities at March 31, 2006 and September 30, 2005 consist of the following-

(Amounts in thousands)

	March 31, 2006	September 30, 2005
Accrued bonus and commission	$290	$528
Accrued medical insurance and employee benefit expense	290	420
Accrued audit and tax fees	195	222
Accrued subcontracting expense	95	168
Accrued rebates	92	128
Accrued interest expense	142	74
Accrued payroll taxes and workers’ compensation	290	74
Accrued occupancy expense	229	34
Accrued professional fees	—	33
Other miscellaneous accrued expenses	189	279
	$1,812	$1,960

(9)    DEBT:

In connection with the acquisition of RS Staffing Services, Inc. (see Note 3), TeamStaff secured financing with PNC Bank, National Association in the form of a $7.0 million revolving credit facility. The credit facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances under the credit facility will bear interest at either a PNC Bank internal rate that approximates the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum EBITDA, and a minimum consolidated debt service coverage ratio. For the three and six month period ended March 31, 2006, TeamStaff was in compliance with these covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, we granted PNC a lien and security interest on all of our assets. At March 31, 2006, the outstanding balance of the credit facility was $4.0 million and there was $2.3 million of unused availability under the line, based on billed accounts receivable. The average daily outstanding balance since the date of inception on June 8, 2005 through March 31, 2006, was $4.5 million. From February 10, 2006 through March 31, 2006, $3.5 million of the outstanding balance bore interest at LIBOR plus 275 basis points at a weighted average interest rate of 7.38%. The weighted average interest rate on advances for the six months ended March 31, 2006, was 7.44% for balances not subject to the LIBOR rates. The LIBOR plus 275 basis points rate effective on March 31, 2006 was 7.47%. The interest rate effective on the remaining outstanding balance as of March 31, 2006 was 8.0%.

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

TeamStaff has several short term notes payable with AI Credit Corp in connection with the financing of various RS Staffing insurance premiums. As of March 31, 2006, the remaining principal balance on these notes was approximately $161,000. Interest rates range from 6.0% to 6.75% with maturity dates ranging through July 2006.

Notes payable at March 31, 2006 and September 30, 2005 consists of the following-

(Amounts in thousands)

	March 31, 2006	September 31, 2005
Notes payable	$3,161	$3,043
Less- Current portion	(1,661)	(1,543)
Long-term debt	$1,500	$1,500

Maturities of notes payable as of September 30, 2006 are as follows-

(Amounts in thousands)

Years Ending September 30,
2007	$1,500
Total	$1,500

(10)    STOCK WARRANTS:

During the quarter ended March 31, 2006, no warrants were issued, no warrants expired unexercised and no warrants were exercised. During the six months ended March 31, 2006, no warrants were issued, 10,000 warrants expired unexercised, and no warrants were exercised. There were 614,000 warrants outstanding as of March 31, 2006. During the quarter ended March 31, 2005, no warrants were issued, no warrants expired unexercised and no warrants were exercised. During the six months ended March 31, 2005, TeamStaff granted warrants to purchase 598,000 shares of common stock in conjunction with a private placement stock offering. The cash received from the transaction has been allocated among common stock and warrants based on the relative fair market value of the components. During the six months ended March 31, 2005 no warrants expired unexercised, and no warrants were exercised. There were 624,000 warrants outstanding as of March 31, 2005.

(11)    SUPPLEMENTAL RETIREMENT PLAN:

Effective October 1, 2000, TeamStaff adopted a non-qualified Supplemental Executive Retirement Plan (SERP) covering certain TeamStaff corporate officers. TeamStaff’s former President and Chief Executive Officer and its former Chief Financial Officer were the only SERP participants. No current employees are covered under the SERP. SERP participants also were provided with a split dollar life insurance policy, insuring the life of the participant. Each participant collaterally assigned his policy to TeamStaff to secure repayment of policy premiums. In connection with the change in their employment status, TeamStaff engaged in negotiations with its former President and Chief Executive Officer and the former Chief Financial Officer regarding the payment of certain severance benefits and the satisfaction of TeamStaff’s obligations to each of them under the SERP and the split dollar life insurance arrangements.

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

Cash payments aggregating $0.2 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer during the first six months of fiscal 2006.

Components of Net Periodic Benefit Cost:

	Three Months Ended March 31,		Six Months Ended March 31,
(amounts in thousands)	2006	2005	2006	2005
Interest cost	$5	$8	$10	$17
Amortization of net loss	8	16	19	35
Settlement charges	—	35	65	113
Total pension cost	$13	$59	$94	$165

(12)    SEGMENT REPORTING:

As a part of continuing operations, TeamStaff operates two different lines of business: staffing (principally medical staffing) and payroll services. TeamStaff provides nursing and allied healthcare professionals and operates through three medical staffing units. TeamStaff’s RS Staffing subsidiary specializes in providing medical and office administration/technical professionals through nationwide schedule contracts with both the General Services Administration and Veterans Affairs, among other customers. The TeamStaff Rx subsidiary operates throughout the US and specializes in the supply of allied medical employees and nurses, especially ‘‘travel’’ staff (typically 13 week assignments). Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff’s Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. All TeamStaff Rx and Nursing Innovations revenues, and approximately 70% of RS Staffing revenues, are derived from medical staffing.

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

The following table represents the financial information for each of TeamStaff’s segments:

	Three Months Ended March 31,		Six Months Ended March 31,
(In thousands)	2006	2005	2006	2005
Staffing Services:
Revenues:	$18,451	$9,854	$37,877	$18,751
Income before tax:	$673	$390	$1,527	$681
Capital expenditures:	$51	$6	$62	$6
Payroll Services:
Revenues:	$1,225	$1,045	$2,682	$2,349
Income before tax:	$462	$264	$1,148	$843
Capital expenditures:	$3	$15	$3	$15
Corporate:
Revenues:	$—	$—	$—	$—
Loss before tax:	$(1,430)	$(1,601)	$(2,968)	$(3,104)
Capital expenditures:	$14	$1	$20	$26
Consolidated:
Revenues:	$19,676	$10,899	$40,559	$21,100
Loss before tax:	$(295)	$(947)	$(293)	$(1,580)
Capital expenditures:	$68	$22	$85	$47

The following table represents the total assets for each of TeamStaff’s segments:

	March 31, 2006	March 31, 2005
Staffing Services	$23,066	$9,043
Payroll Services	$988	$1,011
Corporate	$26,132	$30,672
Consolidated	$50,186	$40,726

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995 (the ‘‘1995 Reform Act’’), Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. TeamStaff desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘will,’’ ‘‘may’’ and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report: our ability to continue to recruit qualified temporary and permanent healthcare professionals and administrative staff at reasonable costs; our ability to retain qualified temporary healthcare professionals and administrative staff for multiple assignments at reasonable costs; our ability to attract and retain sales and operational personnel; our ability to enter into contracts with hospitals, healthcare facility clients, affiliated healthcare networks, physician practice groups and the United States government on terms attractive to us and to secure orders related to those contracts; our ability to demonstrate the value of our services to our healthcare and other facility clients; changes in the timing of hospital, healthcare facility clients’, physician practice groups’ and U.S. Government orders for and our placement of temporary and permanent healthcare professionals and administrative staff; the general level of patient occupancy at our hospital, healthcare facility clients’ and physician practice groups’ facilities; the overall level of demand for services offered by temporary and permanent healthcare staffing providers; the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff; the variation in pricing of the healthcare facility contracts under which we place temporary and permanent healthcare professionals; our ability to successfully implement our strategic growth, acquisition and integration strategies; our ability to successfully integrate completed acquisitions into our current operations; our ability to manage growth effectively; our ability to leverage our cost structure; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; our ability to grow and operate our business in compliance with these legislation and regulations; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; our ability to carry out our business strategy; the loss of key officers, and management personnel that could adversely affect our ability to remain competitive; the effect of recognition by us of an impairment to goodwill; other tax and regulatory issues and developments; and the effect of adjustments by us to accruals for self-insured retentions.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2005 and our Current Reports on Form 8-K. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to ‘‘TeamStaff’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to TeamStaff, Inc. and its wholly owned subsidiaries.

Critical Accounting Policies and Estimates

TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of TeamStaff’s 2005 annual report on

Form 10-K as well as ‘‘Critical Accounting Policies’’ contained therein for a detailed discussion on the application of these and other accounting policies.

Revenue Recognition

As of and for the three and six months ended March 31, 2006, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services.

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

Workers’ Compensation

Prepaid Workers’ Compensation:

TeamStaff’s current workers’ compensation insurance program is provided by Zurich American Insurance Company. This program covers TeamStaff’s temporary employees and its corporate employees. The program is managed by Cedar Hill and GAB Robins provide claims handling services. This program is a fully insured, guaranteed cost program that contains no deductible or retention feature. The premium for the program is paid monthly based upon actual payroll and is subject to a policy year-end audit.

As part of the Company’s discontinued operations, TeamStaff had a workers’ compensation program with Zurich American Insurance Company, which originally covered the period from March 22, 2002 through March 31, 2003, inclusive. The Company subsequently renewed the policy with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account by a third party. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of the policy as of November 17, 2003. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. TeamStaff estimates that, of the remaining prepaid asset, an additional approximately $1.0 million in return premiums will be received within the next twelve months. This is reflected on the balance sheet at March 31, 2006 as a current asset.

As of March 31, 2006 the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

Accrued Workers’ Compensation:

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

The settlement fully and completely resolved, without litigation, all of the issues addressed above on the material terms described below and in the Agreement, without admitting and, in fact, expressly denying, the allegations and claims each party could have made against the other. Under the settlement, TeamStaff agreed to pay the CNA Entities the sum of $2,050,000, plus interest at a rate of 6.0%, as follows: (1) $300,000 upon execution of the Agreement; (2) $250,000 every 90 days thereafter, plus interest on the unpaid sum at a rate of 6.0% from the date of the preceding payment, for a total of eight (8) payments. TeamStaff made the first $250,000 payment on or about January 20, 2006. The $300,000 payment made at execution was in settlement of the outstanding premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses due and owing under the Program, the Program Extension and the Exposure Buyback Policy. The second through eighth payments are in settlement of liabilities that become due and/or may become due under the Program, the Program Extension and the Exposure Buyback Policy, including but not limited to, premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses. It was also agreed that the payment schedule would be accelerated by and in the amount of any and all payments TeamStaff receives from Zurich North American in settlement of the receivable TeamStaff is carrying from its prior years’ workers’ compensation insurance programs, up and to the then outstanding balance due the CNA Entities.

As a result of the release of $2.25 million by Zurich on March 3, 2006, TeamStaff satisfied its remaining obligation to CNA under the settlement agreement by paying the remaining settlement amount of $1.5 million plus accrued interest in full.

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

Results of Continuing Operations

TeamStaff’s revenues for the three months ended March 31, 2006 and 2005 were $19.7 million and $10.9 million, respectively, which represents an increase of $8.8 million, or 80.5%, from second fiscal quarter 2005 to second fiscal quarter 2006. Revenues from staffing services for the three months ended March 31, 2006 and 2005 were $18.5 million and $9.9 million, respectively, which represents an increase of $8.6 million, or 87.3%, from second fiscal quarter 2005 to second fiscal quarter 2006. Revenues for the second fiscal quarter 2006 include $10.9 million related to the acquisition of RS Staffing Services, a Monroe, Georgia-based provider of medical and office administration/technical professionals effective as of June 4, 2005 (See Note 3 of Notes to Consolidated Financial Statements.) This acquisition helped offset a decrease in the revenues of the allied healthcare and nursing portion of our Staffing Services division from second fiscal quarter 2005 to second fiscal quarter 2006 of $2.2 million. The Payroll Services division revenues for the three months ended March 31, 2006 and 2005 were $1.2 million and $1.0 million, respectively, which represents an increase of $0.2 million, or 17.2%, from second fiscal quarter 2005 to second fiscal quarter 2006.

TeamStaff’s revenues for the six months ended March 31, 2006 and 2005 were $40.6 million and $21.1 million, respectively, which represents an increase of $19.5 million, or 92.2%, from fiscal year 2005 to fiscal year 2006. Revenues from staffing services for the six months ended March 31, 2006 and 2005 were $37.9 million and $18.8 million, respectively, which represents an increase of $19.1 million, or 102.0%, from fiscal year 2005 to fiscal year 2006. Revenues for the six months ended March 31,2006 include $5.8 million related to the acquisition of Nursing Innovations, a Memphis, Tennessee-based provider of travel and per diem nurses on November 14, 2004 (See Note 3 of Notes to Consolidated Financial Statements) and $21.9 million related to the acquisition of RS Staffing Services. Revenues for the six months ended March 31, 2005 include $5.2 million related to Nursing Innovations from date of acquisition on November 14, 2004 through March 31, 2005. The Payroll Services division revenues for the six months ended March 31, 2006 and 2005 were $2.7 million and $2.3 million, respectively, which represents an increase of $0.3 million, or 14.1%, from fiscal year 2005 to fiscal year 2006.

In the second half of calendar 2005, before the normal seasonal holiday downturn, we saw an increase in demand for our travel nurses as well as an increase in applicants entering the travel segment. This increase, however, was not experienced in our travel allied division as we continued to see hospitals focus on containing cost in this higher priced business segment by placing greater reliance on permanent staff. The second fiscal quarter is traditionally the weakest quarter for both travel allied and nursing, as travelers slowly return to work after the holiday season. The industry also continued to experience sluggish hospital admissions. These conditions were key factors in the 11% sequential quarter revenue decrease in our travel sectors. Despite the decreased revenues in the travel division, we are encouraged by order activity as we continue to expand into more active modalities such as physical and respiratory therapy. Demand is strong in the travel nurse division as we face the challenge of attracting nurses in a supply constrained environment.

Longer term, we believe the demand for temporary medical personnel will increase. Key drivers in our major business segments include an aging population, a strong employment environment and growth in hospital admissions. We believe demand will also increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. The acquisition of Nursing Innovations in the first quarter of last fiscal year provided TeamStaff with the opportunity to benefit from these industry changes that, we believe, impact our temporary nurse staffing business most significantly. Our acquisition of RS Staffing completed in early June 2005 gives us a strong presence in the government sector and provides us with an opportunity to bid on large contracts. We continue to focus on our sales and marketing efforts throughout the divisions in order to increase our contact with current and prospective clients.

Direct expenses for the three months ended March 31, 2006 and 2005 were $15.8 million and $8.3 million, respectively, which represents an increase of $7.5 million, or 91.2%, from second fiscal quarter 2005 to second fiscal quarter 2006. This increase is a direct result of increased revenues. As a percentage of revenue, direct expenses for the three months ended March 31, 2006 and 2005 were 80.4% and 75.9%, respectively. This increase is primarily a result of a higher volume of teaming partner (subcontractor) costs due to the inclusion of RS Staffing. Teaming is a business practice expected by government entities who prefer their suppliers to provide more of a master vendor service where the supplier looks to outside sources when needed to fill open staffing positions. Direct expenses for the six months ended March 31, 2006 and 2005 were $32.4 million and $15.9 million, respectively, which represents an increase of $16.5 million, or 103.9%, from fiscal year 2005 to fiscal year 2006. As a percentage of revenue, direct expenses for the six months ended March 31, 2006 and 2005 were 79.8% and 75.3%, respectively.

Gross profits for the three months ended March 31, 2006 and 2005 were $3.9 million and $2.6 million, respectively, which represents an increase of $1.2 million, or 46.9%, from second fiscal quarter 2005 to second fiscal quarter 2006. This increase is attributable to the growth by acquisition of our staffing business as well as more prudent expense management and selected price increases in the Payroll Services division. Gross profits, as a percentage of revenue, decreased to 19.6% from 24.1%, for the second fiscal quarter ended March 31, 2006 and 2005, respectively. This decrease is primarily due to the inclusion of RS Staffing in the 2006 revenues and costs related to staffing teaming partners. Gross profits for the six months ended March 31, 2006 and 2005 were $8.2 million and $5.2 million, respectively, which represents an increase of $3.0 million, or 56.6%, from fiscal year 2005 to fiscal year 2006. Gross profits, as a percentage of revenue, decreased to 20.1% in fiscal year 2006 from 24.7% in fiscal year 2005.

Operating expenses for the three months ended March 31, 2006 and 2005 were $3.9 million and $3.4 million, respectively, which represents an increase of $0.5 million, or 13.2%. Included in second quarter 2006 is $0.8 million in operating expenses related to RS Staffing. Included in second quarter 2005 is $0.2 million of non-recurring write-off related to TeamStaff’s acquisition of BrightLane in 2001. After adjusting for operating expenses due to the acquisition of RS Staffing in second quarter 2006 and the non-recurring write-off in second quarter 2005, expenses decreased 4% from second fiscal quarter 2005 to second fiscal quarter 2006. Operating expenses, as a percentage of revenue, were 19.7% and 31.5%, for the fiscal quarters ended March 31, 2006 and 2005, respectively. Operating expenses for the six months ended March 31, 2006 and 2005 were $7.9 million and $6.6 million, respectively, which represents an increase of $1.4 million, or 20.9%. Operating expenses, as a percentage of revenue, were 19.6% and 31.1%, for the six months ended March 31, 2006 and 2005, respectively.

Depreciation and amortization for the three months ended March 31, 2006 and 2005 was approximately $123,000 and $184,000, respectively. Depreciation and amortization for the six months ended March 31, 2006 and 2005 was approximately $245,000 and $332,000, respectively. Although there was an increase from fiscal year 2005 to fiscal year 2006 due to additional fixed assets acquired as part of the acquisitions of Nursing Innovations and RS Staffing, this increase was offset by a reduction in depreciation expense caused by several asset groups becoming fully depreciated during the prior fiscal year.

Other income, which is primarily comprised of interest income and late fee income, for the three months ended March 31, 2006 and 2005 was approximately $46,000 and $52,000, respectively, representing a decrease of $6,000. Other income for the six months ended March 31, 2006 and 2005 was approximately $88,000 and $132,000, respectively, representing a decrease of $44,000. Late fee income is earned only in the allied healthcare division and the decrease is a result of lower revenues.

Interest expense for the three months ended March 31, 2006 and 2005 was approximately $194,000 and $12,000, respectively, representing an increase of $182,000. Interest expense for the six months ended March 31, 2006 and 2005 was approximately $371,000 and $32,000, respectively, representing an increase of $339,000. These increases are primarily a result of interest expense related to the revolving credit facility effective as of June 8, 2005, as well as interest expense from the $3.0 million notes payable related to the acquisition of RS Staffing due one half on June 8, 2006 and the remainder on June 8, 2007.

Income tax benefit from continuing operations for the three months ended March 31, 2006 and 2005 was $0.1 million and $0.4 million, respectively. Income tax benefit from continuing operations for the six months ended March 31, 2006 and 2005 was $0.1 million and $0.6 million, respectively. These tax benefits are a result of losses from operations. Management believes that historical profitability and the acquisitions of RS Staffing and Nursing Innovations, two historically profitable companies, coupled with an improving business climate for temporary staffing, the Company will be able to utilize the recorded deferred tax asset.

Loss from continuing operations for the three months ended March 31, 2006 was $0.2 million, or $(0.01) per fully diluted share, as compared to loss from continuing operations for the three months ended March 31, 2005 of $0.6 million, or $(0.03) per fully diluted share. Loss from continuing operations for the six months ended March 31, 2006 was $0.2 million, or $(0.01) per fully diluted share, as compared to loss from continuing operations for the six months ended March 31, 2005 of $1.0 million, or $(0.06) per fully diluted share.

Loss from discontinued operations, net of tax, for the three months ended March 31, 2006 was $0.02 million, with no impact on earnings per fully diluted share, as compared to loss from discontinued operations, net of tax, for the three months ended March 31, 2005 of $0.04 million, also with no impact on earnings per fully diluted share. Loss from discontinued operations, net of tax, for the six months ended March 31, 2006 was $0.04 million, with no impact on earnings per fully diluted share, as compared to loss from discontinued operations, net of tax, for the six months ended March 31, 2005 of $0.2 million, or $(0.01) per fully diluted share. In fiscal 2006, the loss was due to previously unbilled legal fees related to the discontinued business unit. In fiscal 2005, the loss was due to previously unbilled legal fees and non-cancelable software licenses related to the discontinued business unit.

Net loss for the three months ended March 31, 2006 was $0.2 million, or $(0.01) per fully diluted share, as compared to a net loss of $0.6 million, or $(0.03) per fully diluted share, for the three months ended March 31, 2005. Net loss for the six months ended March 31, 2006 was $0.2 million, or $(0.01) per fully diluted share, as compared to a net loss of $1.2 million, or $(0.07) per fully diluted share, for the six months ended March 31, 2005.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended March 31, 2006 was $0.1 million compared to $1.2 million for the six months ended March 31, 2005. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. As a result of this, TeamStaff satisfied its remaining obligation to CNA under the settlement agreement by paying the remaining settlement amount of $1.5 million plus accrued interest in full. Other uses of cash during the first six months of fiscal 2006 include increased accounts receivable of $0.5 million due to the increased sales in the RS Staffing division, and decreases in accounts payable, accrued payroll and other accrued expenses. Use of cash during the six months ended March 31, 2005 includes increased accounts receivable of $1.8 million primarily due to the operations of Nursing Innovations subsequent to its acquisition on November 14, 2004, increased accrued payroll of $0.7 million, and losses in continuing and discontinued operations, offset by a decrease of $1.8 million in restricted cash related to the release of the letter of credit requirement from Zurich for TeamStaff’s workers’ compensation policy.

Cash used in investing activities for the six months ended March 31, 2006 was $0.1 million compared to $1.9 million for the six months ended March 31, 2005. Use of cash in the first six months of fiscal 2006 was for the purchase of equipment and leasehold improvements. Use of cash in the first six months of fiscal 2005 was primarily for the purchase of certain of the assets of Nursing Innovations for $1.9 million.

Cash used in financing activities for the six months ended March 31, 2006 was $0.3 million compared to cash provided by financing activities of $3.9 million for the six months ended March 31, 2005. For the first six months of fiscal 2006, this use of cash was primarily for principal payments made on notes payable. Effective June 8, 2005, TeamStaff, Inc. entered into a $7.0 million revolving credit facility provided by PNC Bank to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving Credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum EBITDA and a minimum consolidated debt service coverage ratio. For the period ended March 31, 2006, TeamStaff was in compliance with these covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, we granted PNC a lien and security interest on all of our assets. As of March 31, 2006, there was $4.0 million debt outstanding under the Credit Facility and $2.3 million of unused availability under the line, based on billed accounts receivable. At March 31, 2006, $3.5 million of the outstanding balance bore interest at LIBOR plus 275 basis points totaling 7.47%. The interest rate effective on the remaining outstanding balance as of March 31, 2006 was 8.0%.

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

As of March 31, 2006, TeamStaff had unrestricted cash and cash equivalents of $0.8 million and net accounts receivable of $9.9 million. TeamStaff also had $2.3 million of unused availability under the revolving credit facility provided by PNC Bank. As of March 31, 2006, TeamStaff had working capital of $0.4 million. Management believes its existing cash, liquidity provided by the Company’s revolving line of credit and funds generated by operations will be sufficient to support cash needs for at least the next twelve months.

Obligations (Amounts in thousands)	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt (1)	$7,467	$5,806	$1,661	$—
Operating leases (2)	2,587	789	1,405	393
Pension liability (3)	659	210	263	186
Total Obligations	$10,713	$6,805	$3,329	$579

(1)	Represents bank line of credit, notes payable related to acquisition of RS Staffing, and capital lease obligations. Bank line of credit has a 3-year life but is classified as short term because it is subject to acceleration upon non-payment or various other standard default clauses.

(2)	Represents lease payments net of sublease income.

(3)	Represents pension liability for the former CEO and former CFO.

Effects of Inflation

Inflation and changing prices have not had a material effect on TeamStaff’s net revenues and results of operations, as TeamStaff has been able to modify its prices and cost structure to respond to inflation and changing prices.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. If interest rates in these periods’ decrease, TeamStaff’s workers’ compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, TeamStaff, Inc. has a $8.0 million revolving credit facility by PNC Bank. Revolving Credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum EBITDA and a minimum consolidated debt service coverage ratio. The facility is subject to acceleration upon non-payment or various other standard default clauses. Material increases in the Prime or LIBOR rate could have a material adverse effect on our results of operations, the status of the Revolving Credit Facility as well as interest costs.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serves as our principal accounting officer), conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the period (March 31, 2006) (‘‘Evaluation Date’’) covered by this Quarterly Report on Form 10-Q. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer (who serves as our principal accounting officer) have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-Q has been made known to them.

Changes in Internal Controls:

There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal control over financial reporting during the current quarter ended March 31, 2006, that have materially impacted, or are likely to materially affect the Company’s control over financial reporting.

Part II — OTHER INFORMATION

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

TeamStaff’s subsidiary, BrightLane, is party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia). The plaintiff sought damages for alleged unpaid contractual services provided to BrightLane, alleging that the shares (both in number and value) of BrightLane stock provided to the plaintiff in payment of services were inadequate to pay for the alleged agreed upon value of services. In connection with TeamStaff’s acquisition of BrightLane, the former shareholders of BrightLane were required to place approximately 150,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement, subject to a $0.3 million threshold. Some or all of these shares may be canceled in an amount equal to the amount of any claim or expense in excess of the threshold. Under the terms of the agreements between TeamStaff and BrightLane, the value of the shares held in escrow is $8.10 per share. On November 20, 2003, the Fulton County Superior Court (to which the action was transferred) awarded summary judgment in BrightLane’s favor on all counts of Atomic Fusion’s complaint except for a breach of contract claim. In August, 2004, a trial was held on Atomic Fusion’s breach of contract claim before a jury. The jury returned a verdict in Atomic Fusion’s favor, awarding $534,246 in damages and $116,849 in attorney’s fees, for a total verdict of $651,095, including interest and costs. The judgment continues to accrue interest. BrightLane filed a motion for judgment notwithstanding the verdict, which was denied by the court. Atomic Fusion appealed the summary judgment granted in favor of BrightLane on several issues, including Atomic Fusion’s fraud cause of action. BrightLane is opposing that appeal, and also filed a motion to dismiss that appeal. Although the Company believes that it has good faith defenses relative to successor liability on this judgment, the Company may seek a negotiated alternative to continuing litigation in the future, if the same is determined to be in the best interests of the Company’s shareholders. BrightLane is no longer an operating entity and has minimal assets.

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

ITEM 1A.    RISK FACTORS

Refer to the September 30, 2005 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff’s common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1.0 million in common stock. Since inception we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2.4 million. No shares were repurchased during the quarter and six months ended March 31, 2006. As of March 31, 2006, TeamStaff retired 574,470 of the 581,470 shares of treasury stock. We do not currently have any plans to repurchase our securities.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2006, subsequent to the balance sheet date, TeamStaff held its Annual Meeting of Shareholders. The record date for shareholders eligible to vote was March 13, 2006. As of the record date there were 19,298,200 shares of common stock issued and outstanding. Voting of the shares of common stock was on a non-cumulative basis. 13,748,673 shares were voted at the Annual Meeting.

The first matter before the shareholders was the election of three persons as Class I directors for a term of three years. The persons nominated for election were Peter Black, Ben Dyer and T. Stephen Johnson. All three nominees were elected to the Board of Directors. The results of the vote were:

Nominees	Votes Cast For	Withheld Authority to Vote	Votes Cast Against
Peter Black	13,554,640	194,033	0
Ben Dyer	13,526,296	222,377	0
T. Stephen Johnson	13,487,062	261,611	0

The second matter voted upon was the TeamStaff, Inc. 2006 Long Term Incentive Plan (the ‘‘Plan’’). The Plan was approved by the shareholders. The results of the vote were:

Votes Cast For	Votes Cast Against	Abstentions	Non-Votes
4,750,172	824,472	18,927	8,155,102

ITEM 5.    OTHER INFORMATION

On April 27, 2006, subsequent to the balance sheet date, and following the approval of the Company’s 2006 Long Term Incentive Plan by the Company’s shareholders, the Compensation Committee of the Board of Directors made the following recommendations with respect to awards of restricted stock, which were ratified and approved by the Board. As of and at April 27, 2006, the closing price of TeamStaff Common Stock was $1.70.

	Shares	Vesting Period	Fair Market Value
T. Kent Smith	60,000	3 years	$102,000
Rick Filippelli	50,000	3 years	$85,000
James D. Houston	30,000	3 years	$51,000
Peter Rosen	20,000	3 years	$34,000
Tim Nieman	20,000	3 years	$34,000
Greg Haygood	20,000	3 years	$34,000
Cheryl Presuto	20,000	3 years	$34,000

Restricted Stock issuances are made through Notice of Restricted Stock Bonus Award under the Company’s 2006 Long Term Incentive Plan, and all Grantees must execute a Restricted Stock Agreement. Actual grants are subject to formal and final documentation and execution by the Grantee.

On April 27, 2006, subsequent to the balance sheet date, the Board of Directors of the Company made certain changes to its Committee structures, which resulted in the following Committee compositions:

Audit Committee:	Ben Dyer (Chairman and Financial Expert) Peter Black Karl Dieckmann Ron Aldrich
Compensation Committee:	Karl Dieckmann (Chairman) T. Steven Johnson Ron Aldrich
Governance Committee:	Ron Aldrich (Chairman) Karl Dieckmann Martin Delaney

TeamStaff made the following management hires and changes as of May 1, 2006:

TeamStaff hired Mr. James L. Donahue as its Vice President of Sales and President of the Company’s TeamStaff Rx, Inc. subsidiary, effective May 1, 2006. Mr. Donahue will be taking over the duties of Mr. Timothy Nieman, who is joining the Company’s RS Staffing Services, Inc. subsidiary, and those of Mr. Barry McDonald, who is no longer employed as President of TeamStaff Rx, Inc. Mr. Donahue is a senior executive responsible for past sales success and growth of business profit units ranging from $40 million to $110 million in sales revenue. He was Senior Vice President for Westaff from 2002 to 2004, where he was promoted from Region Vice President of California to Senior Vice President of the Western Division. Mr. Donahue was also Vice President for Barrett Business Services, Inc. from 2000 to 2002, and President and CEO of NSN/MedFirst HealthCare from 1998 to 1999. From 1994 to 1998, he was Division Vice President and General Manager for Norrell Services, Inc. He previously was a Vice President for Remedy Intelligent Staffing from 1991 to 1994 and President of Temporaries, Inc. from 1982 to 1991. Mr. Donahue was Marketing Program Manager for IBM Corporation where he was employed from 1972 to 1982. Mr. Donahue has a BBA in Business from Washburn University. The material terms of Mr. Donahue’s employment with the Company are: $155,000 annualized salary with a target Fiscal Year bonus of up to 40% of annualized salary (based on the attainment of certain operational objectives) at the discretion of the Board of Directors. Mr. Donahue will be considered for participation in the Company’s long-term compensation program after his first year of service. Mr. Donahue will also receive standard Company benefits.

TeamStaff hired Mr. Robert P. Traficanti as General Manager of its Nursing Innovations division of TeamStaff Rx, Inc. Mr. Traficanti was previously an owner of, and consultant for, JMS Products, Inc., providing consulting services to the staffing and human resources industries. He was the Eastern Regional Manager for Kelly Healthcare Resources from 2004 to 2005. From 1996 to 2003, Mr. Traficanti was Area Vice President, northeastern division, for Nursefinders, Inc. He also was Manager of the Contract Support Center/HHA Department for Visiting Nurse Service of Rochester, Inc. from 1994 to 1996. Mr. Traficanti was a Branch Manager of General Transportation Services, Inc. from 1992 to 1993. Mr. Traficanti has a MS in Healthcare Systems Administration from Rochester Institute of Technology and a BS in Business Administration from Nazareth College of Rochester. The material terms of Mr. Traficanti’s employment with the Company are: $125,000 annualized salary with a target Fiscal Year bonus of up to 40% of annualized salary (based on the attainment of certain operational objectives) at the discretion of the Board of Directors. Mr. Traficanti will be considered for participation in the Company’s long-term compensation program after his first year of service. Mr. Traficanti will also receive standard Company benefits.

Roger Staggs will leave RS Staffing Services Inc. effective June 4, 2006 under the terms of his employment agreement. Tim Nieman will replace Roger Staggs at RS Staffing Services, Inc. Tim Nieman was TeamStaff’s Senior Vice President, Sales since April 2005, after performing as President of TeamStaff Rx, Inc. Prior to joining TeamStaff Rx, Mr. Nieman operated an independent consulting firm providing advisory services to the human capital and staffing industries. Mr. Nieman was employed with Spherion Corporation and its predecessor, Norrell Services Corporation, from January 1985 through September 2002, where he held a number of positions, including Senior Vice President and General Manager of Spherion’s Enthusian business unit, which provided application service provider interfaces for the contingent workforce and financial service arenas. Prior to assuming his role with Enthusian, Mr. Nieman held the position of Vice President of Integration, overseeing the merger between Norrell and Interim, as well as a number of executive operational and sales leadership positions with Norrell. Mr. Nieman received his Bachelor’s in Business Administration in 1984 from the University of Memphis.

ITEM 6.    EXHIBITS

(a)    Exhibits

10.1	TeamStaff, Inc. 2006 Long Term Incentive Plan
10.2	Form of Notice of Restricted Stock Bonus Award and Restricted Stock Agreement
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.
/s/ T. Kent Smith T. Kent Smith President and Chief Executive Officer
/s/ Rick Filippelli Rick Filippelli Vice President, Finance and Chief Financial Officer

Dated: May 11, 2006