Form 10-Q
period 2006-06-30
TEAMSTAFF INC
filed 2006-08-14
CIK 785557

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 0-18492

TEAMSTAFF, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1899798
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1545 PEACHTREE STREET, N.E., ATLANTA, GEORGIA	30309
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (866) 352-5304

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

Yes                    No

19,278,266 shares of Common Stock, par value $.001 per share, were outstanding as of June 30, 2006 and 19,278,266 shares of Common Stock, par value $.001 per share, were outstanding as of August 10, 2006.

TEAMSTAFF, INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2006

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)
(Page 1 of 2)

	June 30, 2006	September 30, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,070	$1,304
Accounts receivable, net of allowance for doubtful accounts of $52 and $8 at June 30, 2006 and September 30, 2005, respectively	8,792	8,890
Deferred tax asset	2,476	634
Prepaid workers' compensation	1,084	1,461
Other current assets	1,404	1,146
Total current assets	16,826	13,435
EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,337	2,723
Computer equipment	535	516
Computer software	898	1,250
Leasehold improvements	177	177
	4,947	4,666
Less accumulated depreciation and amortization	(3,999)	(3,819)
Equipment and improvements, net	948	847
DEFERRED TAX ASSET, net of current portion	13,687	17,848
TRADENAME	4,199	4,199
GOODWILL	12,350	10,281
OTHER ASSETS:
Prepaid workers' compensation, net of current portion	350	2,200
Other assets	188	236
Total other assets	538	2,436
ASSETS HELD FOR SALE	—	1,008
TOTAL ASSETS	$48,548	$50,054

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Page 2 of 2)

	June 30, 2006	September 30, 2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line of credit	$—	$4,006
Notes payable	1,593	1,543
Current portion of capital lease obligations	76	70
Accrued workers' compensation	—	2,050
Accrued payroll	1,708	1,463
Accrued pension liability	210	294
Accrued acquisition earn out	2,000	—
Accounts payable	1,740	1,537
Accrued expenses and other current liabilities	1,629	1,866
Total current liabilities	8,956	12,829
CAPITAL LEASE OBLIGATIONS, net of current portion	265	72
NOTES PAYABLE, net of current portion	—	1,500
ACCRUED PENSION LIABILITY, net of current portion	454	578
LIABILITIES FROM DISCONTINUED OPERATIONS	510	763
Total liabilities	10,185	15,742
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 19,285 at June 30, 2006 and September 30, 2005; outstanding 19,278 at June 30, 2006 and September 30, 2005	19	19
Additional paid-in capital	68,646	68,615
Accumulated deficit	(30,175)	(34,140)
Accumulated comprehensive losses	(103)	(158)
Treasury stock, 7 shares at cost at June 30, 2006 and September 30, 2005	(24)	(24)
Total shareholders' equity	38,363	34,312
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$48,548	$50,054

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the three months ended June 30,
	2006	2005
REVENUES	$18,752	$12,427
DIRECT EXPENSES	15,551	10,356
Gross profit	3,201	2,071
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,464	3,468
DEPRECIATION AND AMORTIZATION	104	109
Loss from operations	(367)	(1,506)
OTHER INCOME (EXPENSE):
Interest income	28	9
Interest expense	(115)	(43)
Other income	35	43
	(52)	9
Loss from continuing operations before tax	(419)	(1,497)
INCOME TAX BENEFIT	158	569
Loss from continuing operations	(261)	(928)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $63 and $201 for quarters ended June 30, 2006 and 2005, respectively	(101)	(322)
Income from disposal, net of tax expense of $2,827 for quarter ended June 30, 2006	4,556	—
	4,455	(322)
Net income (loss)	4,194	(1,250)
OTHER COMPREHENSIVE INCOME (LOSS):
Minimum pension liability adjustment, net of tax	5	28
COMPREHENSIVE INCOME (LOSS)	$4,199	$(1,222)
INCOME (LOSS) PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.01)	$(0.05)
Income (loss) from discontinued operations	0.23	(0.02)
Net income (loss)	$0.22	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	19,278	18,398
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	19,278	18,398

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	For the nine months ended June 30,
	2006	2005
REVENUES	$56,630	$31,178
DIRECT EXPENSES	47,119	25,453
Gross profit	9,511	5,725
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,697	9,357
DEPRECIATION AND AMORTIZATION	286	328
Loss from operations	(1,472)	(3,960)
OTHER INCOME (EXPENSE):
Interest income	39	44
Interest expense	(483)	(68)
Other income	113	140
	(331)	116
Loss from continuing operations before tax	(1,803)	(3,844)
INCOME TAX BENEFIT	680	1,461
Loss from continuing operations	(1,123)	(2,383)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Income (loss) from operations, net of tax (expense) benefit of $(329) and $48 for nine months ended June 30, 2006 and 2005, respectively	531	(68)
Income from disposal, net of tax expense of $2,827 and $0 for nine months ended June 30, 2006 and 2005, respectively	4,556	1
	5,087	(67)
Net income (loss)	3,964	(2,450)
OTHER COMPREHENSIVE INCOME (LOSS):
Minimum pension liability adjustment, net of tax	55	116
COMPREHENSIVE INCOME (LOSS)	$4,019	$(2,334)
INCOME (LOSS) PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.05)	$(0.13)
Income (loss) from discontinued operations	$0.26	$(0.01)
Net income (loss)	$0.21	$(0.14)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	19,278	17,844
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	19,278	17,844

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)
(Page 1 of 1)

	For the nine months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,123)	$(2,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquired businesses:
Deferred income taxes	2,319	(1,565)
Depreciation and amortization	286	328
Compensation expense related to director stock option grants	13	—
Compensation expense related to employee restricted stock grants	18	—
Provision for doubtful accounts	44	2
Changes in operating assets and liabilities, net of acquired businesses:
Decrease in restricted cash	—	1,800
Decrease (increase) in accounts receivable	54	(1,642)
Decrease in other current assets	351	572
Decrease in other assets	1,890	635
(Decrease) increase in accounts payable, accrued payroll, accrued expenses and other current liabilities	(1,839)	1,101
(Decrease) in pension liability	(208)	(397)
Cash flow from discontinued operations	5,626	(504)
Net cash provided by (used in) operating activities	7,431	(2,053)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software	(118)	(66)
Payment for acquisition of RS Staffing Services, net of cash acquired	(69)	(2,695)
Payment for acquisition of Nursing Innovations	—	(1,866)
Cash flow from discontinued operations	419	(190)
Net cash provided by (used in) investing activities	232	(4,817)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	58,434	10,904
Payments on revolving line of credit	(62,440)	(6,664)
Payment of bank line of credit acquired from RS Staffing	—	(2,560)
Principal payments on notes payable	(1,682)	(56)
Repayments on capital leases obligations	(66)	(101)
Net proceeds from issuance of common stock, net of expense	—	3,956
Net comprehensive income on pension	55	116
Cash flow from discontinued operations	(198)	209
Net cash (used in) provided by financing activities	(5,897)	5,804
Net increase (decrease) in cash and cash equivalents	1,766	(1,066)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,304	3,060
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,070	$1,994
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$403	$68
Income taxes	$195	$195

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITY:

For the nine months ended June 30, 2006:

During the nine months ended June 30, 2006, the Company recorded $396,000 in notes payable related to the funding of the RS Staffing workers' compensation insurance policy renewal. The policy and note was cancelled after 6 months, effective March 15, 2006, and refinanced with a new carrier for the final six months of the policy term. The Company recorded $232,000 in notes payable related to this renewal.

The Company recorded $303,000 in capital leases during the nine months ended June 30, 2006.

The Company recorded $2,000,000 in accrued earn-outs related to the RS Staffing acquisition during the nine months ended June 30, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

(1)    ORGANIZATION AND BUSINESS:

TeamStaff, Inc., a New Jersey corporation (‘‘TeamStaff’’ or the ‘‘Company’’), was founded in 1969 as a payroll service company and evolved into a national provider of payroll and temporary and permanent medical and administrative staffing services. Effective June 22, 2006, TeamStaff’s corporate headquarters is in Atlanta, Georgia. Previously, the Company’s corporate headquarters was located in Somerset, New Jersey. TeamStaff has offices located in Clearwater, Florida, Memphis, Tennessee, Monroe, Georgia, Atlanta, Georgia, and Somerset, New Jersey.

When we use the term ‘‘TeamStaff,’’ or the ‘‘Company’’ we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and our TeamStaff Rx, Inc. (including its Nursing Innovations division) and RS Staffing Services, Inc. wholly-owned subsidiaries. TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our PEO business in fiscal year 2004 and other Company business changes, these ‘‘other’’ subsidiaries are not actively operating.

TeamStaff provides specialized medical, nursing and administrative staffing services. TeamStaff provides allied healthcare and nursing professionals and administrative personnel through three staffing units. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing allied medical employees and nurses, especially ‘‘travel’’ staff (typically on a thirteen-week assignment basis). Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for over 190 clients. TeamStaff Rx’s Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. Nursing Innovations places temporary employees for over 85 clients. The Company’s RS Staffing subsidiary specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration and Veterans Affairs. RS Staffing places temporary employees at over 75 facilities.

Effective May 31, 2006, TeamStaff sold substantially all of the assets of its DSI Payroll Services division to CompuPay, Inc. See Note 4 ‘‘Discontinued Operations.’’

TeamStaff, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its principal executive office at 1545 Peachtree Street, Suite 340, Atlanta, Georgia 30309 where its telephone number is (866) 352-5304.

Basis of Presentation:

The consolidated financial statements included herein have been prepared by TeamStaff, without audit, pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. TeamStaff believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TeamStaff’s latest annual report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

In connection with the Company’s discontinued payroll services operation (See Note 4), payroll services revenue was recognized as service was rendered and consisted primarily of administrative service fees charged to clients for the processing of paychecks as well as the preparation of quarterly and annual payroll related reports.

Direct costs of services are reflected in TeamStaff's Statement of Operations as ‘‘direct expenses’’ and are reflective of the type of revenue being generated. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses. In connection with the Company’s discontinued payroll services operation, payroll services' direct costs include salaries and supplies associated with the processing of the payroll service.

Stock-Based Compensation

The Company’s 2006 Long Term Incentive Plan (the ‘‘2006 Plan’’), which is shareholder approved, permits the grant of stock options, stock appreciation rights, restricted stock, performance awards or other stock unit awards (collectively, ‘‘Awards’’) of up to 5,000,000 shares of common stock to all employees and non-employee directors. All Awards under the 2006 Plan are granted at the fair market value of the common stock at the grant date.

The Company’s 2000 Employee Stock Option Plan (the ‘‘2000 Plan’’), which is shareholder approved, permits the grant of options to purchase up to 1,714,286 shares of common stock to all employees as stock compensation. All stock options under the 2000 Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a two year period and expire 5 years from the grant date.

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

Effective October 1, 2005, the Company’s plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (‘‘FAS’’) No. 123 (revised 2004), Share-Based Payment (‘‘FAS 123(R)’’), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (‘‘SEC’’) Staff Accounting Bulletin (‘‘SAB’’) No. 107, which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

As a result of the adoption of FAS 123 (R), the Company's results for the three and nine month period ended June 30, 2006 include share-based compensation expense totaling approximately $4,000 and $13,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within operating expenses. The Company recognized related tax benefits associated with its share-based compensation arrangements totaling approximately $1,000 and $5,000, respectively, for the three and nine month period ended June 30, 2006.

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award.

During the three and nine months ended June 30, 2006, TeamStaff did not grant any options, 300,000 options expired or were cancelled unexercised and no options were exercised. There were 1,018,000 options outstanding as of June 30, 2006. During the quarter ended June 30, 2005, TeamStaff granted 5,000 options at an average price of $1.44 per share, 122,000 options expired or were cancelled unexercised, and no options were exercised. During the nine months ended June 30, 2005, TeamStaff granted 290,000 options at an average price of $1.94 per share, 213,941 options expired or were cancelled unexercised, and no options were exercised. There were 1,927,000 options outstanding as of June 30, 2005.

The weighted average estimated fair value of stock options granted in the nine months ended June 30, 2005 was $0.84. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (SAB 107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Expected term (in years)	4	4
Expected volatility	49.9%	43.8% - 54.4%
Expected dividend yield	0%	0%
Risk-free interest rate	3.77%	3.37% - 4.26%

During the three months ended June 30, 2006, TeamStaff granted awards of restricted stock under its 2006 LTIP. An aggregate of 220,000 restricted shares were awarded at the closing price on the award date of $1.70. The restricted shares vest over a three-year period, one-third each year beginning on April 27, 2007.

The following table addresses the additional disclosure requirements of 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

(Amounts in thousands, except per share data)	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net loss, as reported	$(1,250)	$(2,450)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(63)	(187)
Pro forma net loss	$(1,313)	$(2,637)
Loss per share:
Basic and diluted-as reported	$(0.07)	$(0.14)
Basic and diluted-pro forma	$(0.07)	$(0.15)

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2005	1,318,000	$3.58
Granted	—
Exercised	—
Cancelled	300,000	$4.62
Options outstanding, June 30, 2006	1,018,000	$3.03	3.0	$0
Options exercisable, June 30, 2006	983,000	$3.00	2.8	$0

As of June 30, 2006, approximately $2,000 of unrecognized compensation costs related to non-vested stock option awards is expected to be recognized during the fourth quarter of 2006.

	Number Of Shares	Weighted Average Grant- Date Fair Value
Restricted stock outstanding, September 30, 2005	—	—
Granted	220,000	$1.70
Cancelled	—	—
Restricted stock outstanding, June 30, 2006	220,000	$1.70

As of June 30, 2006, approximately $355,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 2.8 years.

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Amounts in thousands)	2006	2005	2006	2005
Weighted average number of common shares outstanding-basic	19,278	18,398	19,278	17,844
Incremental shares for assumed conversion of stock options/warrants	—	—	—	—
Weighted average number of common shares outstanding-diluted	19,278	18,398	19,278	17,844

Stock options and warrants outstanding at June 30, 2006 to purchase 1,632,000 shares of common stock and at June 30, 2005 to purchase 1,927,000 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

Income Taxes

TeamStaff has recorded a deferred tax asset of $16.2 million at June 30, 2006 and $18.5 million at September 30, 2005. This decrease is primarily a result of the $7.4 million pre-tax gain on the sale of DSI Payroll Services (See Note 4.) The deferred tax asset represents management's estimate of the income tax benefits to be realized upon utilization of its net operating losses (‘‘NOL’s’’) and tax credits as well as temporary differences between the financial statement and tax bases of certain assets and liabilities, for which management believes utilization to be more likely than not. Management believes TeamStaff's operations can generate sufficient taxable income over the remaining life of the NOL’s to realize this deferred tax asset as a result of historical profitability of recent acquisitions and its ability to generate operating income in the future. The acquisitions of RS Staffing and Nursing Innovations, two historically profitable companies, will help drive TeamStaff's return to profitability. Management believes it will generate enough future income to utilize the carrying value of its deferred tax asset.

Accumulated Comprehensive Loss and Minimum Pension Liability Adjustment

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The minimum pension liability adjustment, net of income taxes, is recorded as a component of ‘‘Accumulated comprehensive income’’ on the balance sheet and is reflected in Statement of Comprehensive Income as ‘‘Minimum pension liability adjustment, net of tax’’. The Company used a discount rate of 3.0% each to calculate the projected benefit obligation and the periodic benefit cost calculation for the three and nine months ended June 30, 2006. The Company recorded a gain from such adjustment, net of tax of $5,000 and $28,000 for the three months ended June 30, 2006 and 2005, respectively, and $55,000 and $116,000 for the nine months ended June 30, 2006 and 2005, respectively. At June 30, 2006 and September 30, 2005, accumulated comprehensive loss on the balance sheet reflects the cumulative balance due to the minimum pension liability adjustment.

(3)    BUSINESS COMBINATIONS:

Acquisition of RS Staffing Services, Inc.:

On June 8, 2005 TeamStaff, Inc. completed its acquisition of RS Staffing Services, Inc., a privately held Georgia corporation, pursuant to the terms of a Stock Purchase Agreement dated as of May 26, 2005. RS Staffing, headquartered in Monroe, GA, specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration (‘‘GSA’’) and Veterans Affairs (‘‘VA’’). Closing of the transaction was completed for accounting purposes as of June 4, 2005. TeamStaff acquired all of the capital stock of RS Staffing for a purchase price of $8 million consisting of $3.25 million in cash, $3 million in a 2-year note, and $1.75 million in TeamStaff common stock (1,206,896 shares). The shares are restricted shares and can only be sold in accordance with the provisions of Rule 144 of the Securities Act of 1933. The Sellers guaranteed a minimum net worth of $1.4 million and any amounts above or below this amount after a finalized accounting at one year post acquisition, were subject to a purchase price adjustment. As a result, for quarter ended June 30, 2006, a downward purchase price adjustment in the amount of approximately $132,000 was made and deducted from the amount due under the first installment of the note payable. In addition, there is a one-year earn out of up to $2.0 million based upon the achievement of specified performance targets for the business. The Company recorded an earn-out liability of $2.0 million in anticipation of these targets being achieved and expects to make payment of the full amount in the 4th qtr. Principals of RS Staffing, namely Roger Staggs and Barry Durham, initially continued as management of RS pursuant to employment agreements with each of them. Barry Durham resigned his position effective as of December, 2005. Roger Staggs’ employment agreement expired on June 4, 2006 and was not renewed. The acquisition agreement also provided for mutual indemnification for breaches of representations and warranties. Further, the note issued by TeamStaff as part of the purchase price bears interest at 5% per annum, of which one half has been paid and the remainder is payable in June 2007, and is secured by a lien on certain assets of the business, subordinate to any liens granted in connection with financing for the transaction. The Company paid $1.5 million of the note payable plus accrued interest of $150,000 on June 8, 2006. In connection with the acquisition, TeamStaff obtained financing from PNC Bank, National Association.

The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed:

(Amounts in thousands)
Current assets	$5,865
Property, plant, and equipment	204
Goodwill	8,960
Other assets	75
Total assets acquired	15,104
Current liabilities	4,680
Long term liabilities	39
Total liabilities assumed	4,719
Net assets acquired	$10,385

Included in Goodwill is $330,000 of expenses directly related to the acquisition.

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

(Amounts in thousands, except per share data)	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Revenues	$19,603	$62,793
Net loss	$(1,725)	$(2,964)
Earnings per share – basic and diluted	$(0.09)	$(0.15)

The number of common shares outstanding used to calculate pro forma earnings per share have been adjusted to include 2,392,000 shares issued as the source of financing for the Nursing Innovations acquisition and 1,206,896 shares issued as part of the RS Staffing Services acquisition, as if these shares had been outstanding as of the earliest period presented.

These proforma results for the three and nine months ended June 30, 2005 include $175,000 of additional expense recorded by RS Staffing, prior to acquisition, predominately related to outstanding former employee claims, as well as $300,000 of non recurring incentives paid to its owners, prior to the acquisition. This table does not reflect cost savings of approximately $15,000 for the three months ended June 30, 2005 and $115,000 for the nine months ended June 30, 2005 that would have potentially been eliminated due to cost synergies between the companies as part of the acquisition.

(4)    DISCONTINUED OPERATIONS:

Disposal of Professional Employer Organization

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

There were no revenues for the PEO business for the three and nine months ended June 30, 2006 and 2005.

Disposal of DSI Payroll Services

Effective May 31, 2006, the Company sold substantially all of the assets of its DSI Payroll Services division to CompuPay, Inc. for $9.0 million. The general terms of the transaction were an all-cash sale for $9.0 million, subject to an escrow of $250,000 for potential post-closing contingencies. The agreement also included a transition agreement whereby CompuPay would sublease certain office space at DSI's current location from TeamStaff, Inc., among other standard agreements. There are also working capital requirements and further determinations that may result in a purchase price adjustment, which the Company expects may increase the purchase price by approximately $0.2 million. The working capital matter is expected to be finalized by September 15, 2006. The escrow matter is expected to be determined by May 31, 2007.

Net revenues for the payroll services segment for the third fiscal quarter 2006 through the date of sale effective May 31, 2006 were $0.8 million. Net revenues for the payroll services segment for fiscal year 2006 through the date of sale effective May 31, 2006 were $3.5 million. Net revenues for the payroll services segment during the three months ended June 30, 2005 were $1.1 million. Net revenues for the payroll services segment during the nine months ended June 30, 2005 were $3.4 million.

The Company recognized a $7.4 million pre-tax gain ($4.6 million post-tax gain) from the sale of the DSI Payroll Services assets, after deducting the following disposal costs:

Disposal cost (amounts in thousands):
Employee related obligations	$440
Investment banking fees	323
Occupancy lease obligations (net of sublease income)	90
Equipment lease buyouts	27
All other	33
Total	$913

The assets and liabilities attributable to this business have been reclassified in the consolidated balance sheet for the year ended September 30, 2005 as assets held for sale and liabilities from discontinued operations, including the liabilities related to prior discontinued operations of the PEO business.

The following chart details assets and liabilities from all discontinued operations:

(amounts in thousands)	June 30, 2006	September 30, 2005
ASSETS
Accounts receivable	$—	$580
Other current assets	—	9
Total current assets	—	589
Fixed assets	—	637
Accumulated depreciation	—	(218)
Net fixed assets	—	419
Total assets	$—	$1,008
LIABILITIES
Current portion of capital lease obligations	$—	$50
Accrued payable	—	49
Accrued expenses and other current liabilities	510	516
Total current liabilities	510	615
Long term capital leases	—	148
Total liabilities	$510	$763

Liability Balances (amounts in thousands)	March 31, 2006 Balance	Expensed This Quarter	Paid This Quarter	June 30, 2006 Balance
Accrued expenses and other current liabilities	$254	$328	$(72)	$510
Total	$254	$328	$(72)	$510

(5)    COMMITMENT AND CONTINGENCY:

Payroll Taxes:

TeamStaff has received notices from the IRS claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain PEO assets as described in Note 4, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist it in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably.

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

As part of the Company’s discontinued operations, TeamStaff had a workers’ compensation program with Zurich American Insurance Company, which originally covered the period from March 22, 2002 through March 31, 2003, inclusive. The Company subsequently renewed the policy with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account by a third party. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of the policy as of November 17, 2003. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. TeamStaff estimates that, of the remaining prepaid asset, an additional approximately $1.0 million in return premiums will be received within the next twelve months. This is reflected on the balance sheet at June 30, 2006 as a current asset.

As of June 30, 2006 the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

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

The settlement fully and completely resolved, without litigation, all of the issues addressed above on the material terms described below and in the Agreement, without admitting and, in fact, expressly denying, the allegations and claims each party could have made against the other. Under the settlement, TeamStaff agreed to pay the CNA Entities the sum of $2,050,000, plus interest at a rate of 6.0%, as follows: (1) $300,000 upon execution of the Agreement; (2) $250,000 every 90 days thereafter, plus interest on the unpaid sum at a rate of 6.0% from the date of the preceding payment, for a total of eight (8) payments. TeamStaff made the first $250,000 payment on or about January 20, 2006. The $300,000 payment made at execution was in settlement of the outstanding premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses due and owing under the Program, the Program Extension and the Exposure Buyback Policy. The second through eighth payments were in settlement of liabilities that become due and/or may become due under the Program, the Program Extension and the Exposure Buyback Policy, including but not limited to, premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses. It was also agreed that the payment schedule would be accelerated by and in the amount of any and all payments TeamStaff receives from Zurich North American in settlement of the receivable TeamStaff is carrying from its prior years’ workers’ compensation insurance programs, up and to the then outstanding balance due the CNA Entities.

As a result of the release of $2.25 million by Zurich on March 3, 2006, TeamStaff satisfied its remaining obligation to CNA under the settlement agreement by paying the remaining settlement amount of $1.5 million plus accrued interest in full.

(7)    OTHER CURRENT ASSETS:

Other current assets at June 30, 2006 and September 30, 2005 consist of the following-

(Amounts in thousands)	June 30, 2006	September 30, 2005
Miscellaneous receivables	$666	$516
Security deposits	159	181
Prepaid insurance	374	283
Miscellaneous prepaid expense	170	118
Other miscellaneous current assets	35	48
	$1,404	$1,146

(8)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities at June 30, 2006 and September 30, 2005 consist of the following-

(Amounts in thousands)	June 30, 2006	September 30, 2005
Accrued bonus and commission	$280	$434
Accrued medical insurance and employee benefit expense	321	420
Accrued audit and tax fees	224	222
Accrued subcontracting expense	220	168
Accrued rebates	21	128
Accrued interest	5	74
Accrued payroll taxes	149	74
Accrued occupancy expense	234	34
Accrued professional fees	75	33
Other miscellaneous accrued expenses	100	279
	$1,629	$1,866

(9)    DEBT:

In connection with the acquisition of RS Staffing Services, Inc. (see Note 3), TeamStaff secured financing with PNC Bank, National Association in the form of a $7.0 million revolving credit facility. The credit facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances under the credit facility will bear interest at either a PNC Bank internal rate that approximates the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum EBITDA, and a minimum consolidated debt service coverage ratio. For the period ended June 30, 2006, PNC Bank amended the debt service coverage ratio. For the period ended June 30, 2006, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC a lien and security interest on all of its assets. TeamStaff used a portion of the proceeds from the sale of DSI Payroll Services (see Note 4) to pay off the outstanding balance of the credit facility on June 1, 2006. At June 30, 2006, there was no outstanding balance of the credit facility and there was $6.1 million of unused availability under the line, based on billed accounts receivable. The average daily outstanding balance since the date of inception on June 8, 2005 through payoff on June 1, 2006, was $4.3 million. From February 10, 2006 through April 12, 2006, $3.5 million of the outstanding balance bore interest at LIBOR plus 275 basis points at a weighted average interest rate of 7.40%. From April 13, 2006 through May 12, 2006, $3.0 million of the outstanding balance bore interest at LIBOR plus 275 basis points at an interest rate of 7.63%. The weighted average interest rate on advances for the nine months ended June 30, 2006, was 7.67% for balances not subject to the LIBOR rates. The interest rate effective on the credit facility as of June 30, 2006 was 8.5%.

In connection with the acquisition of RS Staffing, TeamStaff issued two promissory notes to the former owners of RS Staffing as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by PNC Bank described above. TeamStaff paid $1.5 million of the note payable plus accrued interest of $150,000 on June 8, 2006. The remaining balance plus accrued interest is due on June 8, 2007.

TeamStaff has a short term note payable with AI Credit Corp in connection with the financing of RS Staffing’s workers’ compensation insurance premium. The interest rate is 7.5%. As of June 30, 2006, the remaining principal balance on the note was approximately $93,000.

Notes payable at June 30, 2006 and September 30, 2005 consists of the following-

(Amounts in thousands)	June 30, 2006	September 30, 2005
Notes payable	$1,593	$3,043
Less: Current portion	(1,593)	(1,543)
Long-term debt	$0	$1,500

(10)    STOCK WARRANTS:

During the quarter ended June 30, 2006, no warrants were issued, no warrants expired unexercised and no warrants were exercised. During the nine months ended June 30, 2006, no warrants were issued, 10,000 warrants expired unexercised, and no warrants were exercised. There were 614,000 warrants outstanding as of June 30, 2006. During the quarter ended June 30, 2005, no warrants were issued, no warrants expired unexercised and no warrants were exercised. During the nine months ended June 30, 2005, TeamStaff granted warrants to purchase 598,000 shares of common stock in conjunction with a private placement stock offering. The cash received from the transaction has been allocated among common stock and warrants based on the relative fair market value of the components. During the nine months ended June 30, 2005 no warrants expired unexercised, and no warrants were exercised. There were 624,000 warrants outstanding as of June 30, 2005.

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

Cash payments aggregating $0.2 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer during the first nine months of fiscal 2006.

Components of Net Periodic Benefit Cost:

	Three Months Ended June 30,		Nine Months Ended June 30,
(amounts in thousands)	2006	2005	2006	2005
Interest cost	$5	$8	$15	$25
Amortization of net loss	8	14	27	49
Settlement charges	—	30	65	143
Total pension cost	$13	$52	$107	$217

(12)    SEGMENT REPORTING:

TeamStaff previously reported segment information, however, due to the sale of the DSI Payroll Services division effective May 31, 2006, the Company’s remaining operations are all within the staffing business segment (principally medical staffing).

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

From October 1, 2005 through May 31, 2006, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services. Effective May 31, 2006, TeamStaff sold substantially all of the assets of its DSI Payroll Services division (see Note 4), and as a result, as of June 30, 2006 TeamStaff operated in only the temporary and permanent medical and administrative staffing business.

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

In connection with the Company’s discontinued payroll services operation, payroll services revenue was recognized as service was rendered and consisted primarily of administrative service fees charged to clients for the processing of paychecks as well as the preparation of quarterly and annual payroll related reports.

Direct costs of services are reflected in TeamStaff’s Statement of Operations as ‘‘direct expenses’’ and are reflective of the type of revenue being generated. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses. Payroll services’ direct costs include salaries and supplies associated with the processing of the payroll service.

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

Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of the policy as of November 17, 2003. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. TeamStaff estimates that, of the remaining prepaid asset, an additional approximately $1.0 million in return premiums will be received within the next twelve months. This is reflected on the balance sheet at June 30, 2006 as a current asset.

As of June 30, 2006 the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

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

The settlement fully and completely resolved, without litigation, all of the issues addressed above on the material terms described below and in the Agreement, without admitting and, in fact, expressly denying, the allegations and claims each party could have made against the other. Under the settlement, TeamStaff agreed to pay the CNA Entities the sum of $2,050,000, plus interest at a rate of 6.0%, as follows: (1) $300,000 upon execution of the Agreement; (2) $250,000 every 90 days thereafter, plus interest on the unpaid sum at a rate of 6.0% from the date of the preceding payment, for a total of eight (8) payments. TeamStaff made the first $250,000 payment on or about January 20, 2006. The $300,000 payment made at execution was in settlement of the outstanding premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses due and owing under the Program, the Program Extension and the Exposure Buyback Policy. The second through eighth payments were in settlement of liabilities that become due and/or may become due under the Program, the Program Extension and the Exposure Buyback Policy, including but not limited to, premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses. It was also agreed that the payment schedule would be accelerated by and in the amount of any and all payments TeamStaff receives from Zurich North American in settlement of the receivable TeamStaff is carrying from its prior years’ workers’ compensation insurance programs, up and to the then outstanding balance due the CNA Entities.

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

Results of Continuing Operations

TeamStaff’s revenues for the three months ended June 30, 2006 and 2005 were $18.8 million and $12.4 million, respectively, which represents an increase of $6.4 million, or 50.9%, from third fiscal quarter 2005 to third fiscal quarter 2006. All revenues relate to the staffing services division. Revenues for the third fiscal quarter 2006 and 2005 include $10.9 million and $3.0 million, respectively, related to the acquisition of RS Staffing Services, a Monroe, Georgia-based provider of medical and office administration/technical professionals effective as of June 4, 2005 (See Note 3 of Notes to Consolidated Financial Statements.) This acquisition helped offset a decrease of $1.5 million in the revenues in the travel allied and nursing portion (‘‘travel’’) of our staffing services division from third fiscal quarter 2005 to third fiscal quarter 2006. Key factors contributing to the decline in travel revenues were continued softness in hospital admissions, attracting travel nurses in a supply constrained environment and sluggish demand for radiation technicians. TeamStaff did, however, start to gain traction from expanding its allied segment into more active modalities such as physical and respiratory therapy. Overall, travel revenues were up 4% in the third fiscal quarter of 2006 as compared to the second fiscal quarter of 2006.

TeamStaff’s revenues for the nine months ended June 30, 2006 and 2005 were $56.6 million and $31.2 million, respectively, which represents an increase of $25.4 million, or 81.6%, from fiscal year 2005 to fiscal year 2006. All revenues relate to the staffing services division. Revenues for the nine months ended June 30, 2006 include $8.3 million related to the acquisition of Nursing Innovations, a Memphis, Tennessee-based provider of travel and per diem nurses on November 14, 2004 (See Note 3 of Notes to Consolidated Financial Statements) and $32.8 million related to the acquisition of RS Staffing Services. Revenues for the nine months ended June 30, 2005 include $8.8 million related to Nursing Innovations from date of acquisition on November 14, 2004 through June 30, 2005 and $3.0 million from RS Staffing Services from the date of acquisition effective as of June 4, 2005 through June 30, 2005.

Longer term, we believe the demand for temporary medical personnel will increase. Key drivers in our major business segments include an aging population, a strong employment environment and growth in hospital admissions. We believe demand will also increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. Our acquisition of RS Staffing completed in early June 2005 gives us a strong presence in the government sector and provides us with an opportunity to bid on large multi-year contracts with solid operating margins. We continue to focus on our sales and marketing efforts throughout the divisions in order to increase our contact with current and prospective clients.

Direct expenses for the three months ended June 30, 2006 and 2005 were $15.6 million and $10.4 million, respectively, which represents an increase of $5.2 million, or 50.2%, from third fiscal quarter 2005 to third fiscal quarter 2006. This increase is a direct result of increased revenues. As a percentage of revenue, direct expenses for the three months ended June 30, 2006 and 2005 were 82.9% and 83.3%, respectively. Direct expenses for the nine months ended June 30, 2006 and 2005 were $47.1 million and $25.5 million, respectively, which represents an increase of $21.6 million, or 85.1%, from fiscal year 2005 to fiscal year 2006. As a percentage of revenue, direct expenses for the nine months ended June 30, 2006 and 2005 were 83.2% and 81.6%, respectively.

Gross profits for the three months ended June 30, 2006 and 2005 were $3.2 million and $2.1 million, respectively, which represents an increase of $1.1 million, or 54.6%, from third fiscal quarter 2005 to third fiscal quarter 2006. This increase is attributable to the growth by acquisition of our staffing business. Gross profits, as a percentage of revenue, increased to 17.1% from 16.7%, for the third fiscal quarter ended June 30, 2006 and 2005, respectively. Gross profits for the nine months ended June 30, 2006 and 2005 were $9.5 million and $5.7 million, respectively, which represents an increase of $3.8 million, or 66.1%, from fiscal year 2005 to fiscal year 2006. Gross profits, as a percentage of revenue, decreased to 16.8% in fiscal year 2006 from 18.4% in fiscal year 2005. This decrease is primarily due to the inclusion of RS Staffing in the 2006 revenues and costs related to staffing teaming partners. Teaming is a business practice expected by government entities who prefer their suppliers to provide more of a master vendor service where the supplier looks to outside sources when needed to fill open staffing positions.

Selling, general and administrative (‘‘SG&A’’) expenses were $3.5 million for each of the three months ended June 30, 2006 and 2005. Included in third quarter 2006 is $0.7 million of SG&A expenses related to RS Staffing. Included in third quarter 2005 is $0.2 million of SG&A expenses related to RS Staffing from the date of acquisition effective as of June 4, 2005 through June 30, 2005, and $0.5 million in workers’ compensation receivable write-down related to adverse claims development. After adjusting for the acquisition of RS Staffing and the write-down of the workers’ compensation receivable, operating expenses were flat for the third quarter, year over year. SG&A expenses, as a percentage of revenue, were 18.5% and 27.9%, for the fiscal quarters ended June 30, 2006 and 2005, respectively. SG&A expenses for the nine months ended June 30, 2006 and 2005 were $10.7 million and $9.4 million, respectively, which represents an increase of $1.3 million, or 14.3%. SG&A for RS Staffing is included for nine months of fiscal 2006, but only from the date of acquisition effective as of June 4, 2005 through June 30, 2005. SG&A for Nursing Innovations is included for nine months of fiscal 2006, but only from the date of acquisition on November 14, 2004 through June 30, 2005. After adjusting for these acquisitions and the workers’ compensation write-down, SG&A expenses decreased approximately 10% for the nine months year over year. SG&A expenses, as a percentage of revenue, were 18.9% and 30.0%, for the nine months ended June 30, 2006 and 2005, respectively.

Depreciation and amortization for the three months ended June 30, 2006 and 2005 was approximately $104,000 and $109,000, respectively. Depreciation and amortization for the nine months ended June 30, 2006 and 2005 was approximately $286,000 and $328,000, respectively. Although there was an increase from fiscal year 2005 to fiscal year 2006 due to additional fixed assets acquired as part of the acquisitions of Nursing Innovations and RS Staffing, this increase was offset by a reduction in depreciation expense caused by several asset groups becoming fully depreciated during the fiscal year.

Other income, which is primarily comprised of late fee income, for the three months ended June 30, 2006 and 2005 was approximately $35,000 and $43,000, respectively, representing a decrease of $8,000. Other income for the nine months ended June 30, 2006 and 2005 was approximately $113,000 and $140,000, respectively, representing a decrease of $27,000. Late fee income is earned only in the allied healthcare division and the decrease is a result of lower revenues.

Interest expense for the three months ended June 30, 2006 and 2005 was approximately $115,000 and $43,000, respectively, representing an increase of $72,000. Interest expense for the nine months ended June 30, 2006 and 2005 was approximately $483,000 and $68,000, respectively, representing an increase of $415,000. These increases are primarily a result of interest expense related to the revolving credit facility effective June 2005, as well as interest expense from the $3.0 million notes payable related to the acquisition of RS Staffing, one half of which was paid in June 2006 and the remainder to be paid in June 2007.

Income tax benefit from continuing operations for the three months ended June 30, 2006 and 2005 was $0.2 million and $0.6 million, respectively. Income tax benefit from continuing operations for the nine months ended June 30, 2006 and 2005 was $0.7 million and $1.5 million, respectively. These tax benefits are a result of losses from operations. Management believes that the historical profitability of two recent acquisitions, RS Staffing and Nursing Innovations, will allow the Company to utilize the recorded deferred tax asset.

Loss from continuing operations for the three months ended June 30, 2006 was $0.3 million, or $(0.01) per fully diluted share, as compared to loss from continuing operations for the three months ended June 30, 2005 of $0.9 million, or $(0.05) per fully diluted share. Loss from continuing operations for the nine months ended June 30, 2006 was $1.1 million, or $(0.05) per fully diluted share, as compared to loss from continuing operations for the nine months ended June 30, 2005 of $2.4 million, or $(0.13) per fully diluted share.

Income from discontinued operations, net of tax, for the three months ended June 30, 2006 was $4.5 million, or $0.23 per fully diluted share. This includes loss from operations of the discontinued business units of $0.1 million and income from disposal, net of tax, of $4.6 million related to the sale of the DSI Payroll Services division (See Note 4). The loss from operations of the discontinued business unit includes legal fees and settlement expenses of $340,000 related to the settlement of the Atomic Fusion suit. Loss from discontinued operations, net of tax, for the three months ended June 30, 2005 was $0.3 million, or $(0.02) per fully diluted share. Income from discontinued operations, net of tax, for the nine months ended June 30, 2006 was $5.1 million, or $0.26 per fully diluted share. This is primarily a result of a reclassification of the profitable operations of the DSI Payroll Services division to discontinued operations, as well as the gain on the sale of DSI. Loss from discontinued operations, net of tax, for the nine months ended June 30, 2005 of $0.1 million, or $(0.01) per fully diluted share.

Net income for the three months ended June 30, 2006 was $4.2 million, or $0.22 per fully diluted share, as compared to a net loss of $1.3 million, or $(0.07) per fully diluted share, for the three months ended June 30, 2005. Net income for the nine months ended June 30, 2006 was $4.0 million, or $0.21 per fully diluted share, as compared to a net loss of $2.5 million, or $(0.14) per fully diluted share, for the nine months ended June 30, 2005.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended June 30, 2006 was $7.4 million compared to cash used in operating activities of $2.0 million for the nine months ended June 30, 2005. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. As a result of this, TeamStaff satisfied its remaining obligation to CNA under the settlement agreement by paying the remaining settlement amount of $1.5 million plus accrued interest in full. On May 31, 2006, the Company sold substantially all of the assets of its DSI Payroll Services division to CompuPay, Inc. for $9.0 million in cash, $0.25 million of which has been placed in escrow for potential post-closing contingencies. Losses from continuing operations contributed to the other uses of cash during the nine months ended June 30, 2006. Use of cash in the nine months ended June 30, 2005 includes increased accounts receivable of $1.7 million primarily due to the operations of Nursing Innovations subsequent to its acquisition in November 2004 and RS Staffing subsequent to its acquisition in June 2005, increased accrued payroll and other accrued expenses of $0.8 million and losses in continuing operations, offset by a decrease of $1.8 million in restricted cash related to the release of the letter of credit requirement from Zurich for TeamStaff’s workers’ compensation policy.

Cash provided by investing activities for the nine months ended June 30, 2006 was $0.2 million compared to $4.8 million for the nine months ended June 30, 2005. Use of cash in fiscal 2006 was primarily for the purchase of equipment, offset by the sale of fixed assets as part of the sale of DSI Payroll Services. Use of cash in fiscal 2005 was primarily for the purchase of certain of the assets of Nursing Innovations for $1.9 million including acquisition expenses and the capital stock purchase of RS Staffing Services for $3.25 million plus acquisition expenses, less acquired cash of $0.7 million.

Cash used in financing activities for the nine months ended June 30, 2006 was $5.9 million compared to cash provided by financing activities of $5.8 million for the nine months ended June 30, 2005. Use of cash for fiscal 2006 includes payment of $1.5 million plus accrued interest of $150,000 to the former owners of RS Staffing Services in the form of a note payable as part of the acquisition and payment of the outstanding balance on the revolving line of credit with PNC Bank in the amount of $4.0 million.

Effective June 8, 2005, TeamStaff, Inc. entered into a $7.0 million revolving credit facility provided by PNC Bank to (i) provide for the acquisition of RS Staffing; (ii)refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving Credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum EBITDA and a minimum consolidated debt service coverage ratio. For the period ended June 30, 2006, PNC Bank amended the debt service coverage ratio. For the period ended June 30, 2006, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC a lien and security interest on all of its assets. As of June 30, 2006, there was no debt outstanding under the Credit Facility and $6.1 million of unused availability under the line, based on billed accounts receivable.

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

As of June 30, 2006, TeamStaff had unrestricted cash and cash equivalents of $3.1 million and net accounts receivable of $8.8 million. TeamStaff also had $6.1 million of unused availability under the revolving credit facility provided by PNC Bank. As of June 30, 2006, TeamStaff had working capital of $7.9 million. Management believes its existing cash, liquidity provided by the Company’s revolving line of credit and funds generated by operations will be sufficient to support cash needs for at least the next twelve months.

Obligations (Amounts in thousands)	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt (1)	$1,934	$1,669	$200	$65
Operating leases (2)	2,178	636	1,247	295
Pension liability (3)	663	210	265	188
Total Obligations	$4,775	$2,515	$1,712	$548

(1)	Represents notes payable related to acquisition of RS Staffing, and capital lease obligations.

(2)	Represents lease payments net of sublease income.

(3)	Represents pension liability for the former CEO and former CFO.

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

Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of ‘‘disclosure controls and procedures’’ in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.

Based on their evaluation, as of June 30, 2006, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls:

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TeamStaff’s subsidiary, BrightLane, was a party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia) (the ‘‘Action’’).. In connection with TeamStaff’s acquisition of BrightLane, the former shareholders of BrightLane were required to place approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement (the ‘‘BrightLane Escrow Shares’’), subject to a $0.3 million threshold. In August, 2004, a trial was held on Atomic Fusion’s breach of contract claim before a jury. The jury returned a verdict in Atomic Fusion’s favor, awarding $534,246 in damages and $116,849 in attorney’s fees, for a total verdict of $651,095, including interest and costs (the ‘‘Judgment’’). The Judgment continued to accrue interest. BrightLane filed a motion for judgment notwithstanding the verdict, which was denied by the court. Atomic Fusion appealed the summary judgment granted in favor of BrightLane on several issues, including Atomic Fusion’s fraud cause of action. BrightLane opposed that appeal, and also filed a motion to dismiss that appeal. The Company believed that it had good faith defenses relative to successor liability on the Judgment. BrightLane was no longer an operating entity and had minimal assets.

On June 2, 2006, TeamStaff, Inc., and its wholly owned subsidiary, BrightLane, Inc., executed a settlement agreement (the ‘‘Settlement Agreement’’), effective June 2, 2006 (the ‘‘Execution Date’’), to settle the Action. TeamStaff believed that the Settlement Agreement was in the best interests of its shareholders as it ended the on-going litigation with certainty, and released the Company from the obligations to continue to pay ongoing and expensive legal fees related to the Action. The Settlement Agreement fully and finally settled the Judgment, the claims set forth in the Action, and any and all allegations, appeals, charges, complaints or potential legal action between and among Atomic Fusion, BrightLane and TeamStaff related to the Action. Approximately $0.3 million related to the Settlement are reflected as a charge against discontinued operations.

The general terms of the Settlement are as follows:

1. Dismissal of Claims.    Contemporaneously with payment of the Initial Payment provided for in the Settlement Agreement (described below), Atomic Fusion filed a Dismissal with Prejudice in the Action and in the Georgia Court of Appeals. The Dismissal (a) Dismissed the Lawsuit, with prejudice; and (b) dismissed all appeals by Plaintiff related to the Lawsuit, with prejudice.

2. Payment.    TeamStaff will pay to Atomic Fusion the aggregate sum of $550,000 (the ‘‘Settlement Proceeds’’) as follows: (a) Payment of $250,000 was made upon execution of the Settlement Agreement (the ‘‘Initial Payment’’); and (b) Two equal payments of $150,000 (each, a ‘‘Payment’’), the first due on June 4, 2007 (the ‘‘2007 Payment Date’’) and the second due on June 2, 2008 (the ‘‘2008 Payment Date’’) (hereinafter referred to as the ‘‘Payments’’ or singularly with particularity, the ‘‘2007 Payment’’ and the ‘‘2008 Payment’’); (c) Atomic Fusion was granted contingent title to, and possession of, 150,000 shares of TeamStaff stock (the ‘‘Shares’’) consisting of the BrightLane Escrow Shares at $1.74 per Share (the ‘‘Issue Price’’) to secure the unpaid portion of the Settlement Proceeds of $300,000. TeamStaff delivered the Shares; (d) At each Payment Date, Atomic Fusion has the option to retain 75,000 Shares at the Issue Price (TeamStaff liable for the difference of $19,500, in cash payable on each Payment Date), or to request that TeamStaff make the respective Payment, whereupon Atomic Fusion will convey the Shares back to TeamStaff (each, an ‘‘Election’’); (e) The amount of Shares to which the 2007 Payment Election applies is 75,000 Shares. The amount of Shares to which the 2008 Payment Election applies is 75,000 Shares. Atomic Fusion must give notice of intention at least ten (10) days prior to each Payment Date whether Atomic Fusion will retain the Shares, or request the Payment and repurchase of the Shares by TeamStaff. If no notice is given, Atomic Fusion will be deemed to have elected the Payment, whereupon TeamStaff will make, and Atomic Fusion will receive, the Payment, and Atomic Fusion will immediately convey the Shares to TeamStaff. Once made, the Election is irrevocable; (f) The Shares are subject to a stock purchase agreement and a lockup agreement and are not tradable during the Restricted Period (as defined in the Lock-Up Agreement) unless there is a default in Payment of the Settlement Proceeds (a ‘‘Default’’). If there is a Default, Atomic Fusion can, with seventy-two (72) business hours notice and opportunity to cure, accelerate the entire indebtedness (without further proceeding) and take all right, title and interest in and to the Shares at the then-current market price, subject to SEC Rule 144. In the event of such a Default and Atomic Fusion taking the stock upon the occurrence of such a Default, TeamStaff shall be liable for any deficiency between the then-current market price and any Payment due (giving full credit for any Payment made and/or consideration reflected by retention of Shares at the Issue Price); and (g) Atomic Fusion agreed to be bound under the provisions of SEC Rule 144 (as to time restrictions as well as volume restrictions on sale). The SEC Rule 144 holding period will commence when the Lock-Up Agreement expires.

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

Refer to the September 30, 2005 Form 10-K. The Company believes that there have not been any material changes from risk factors as previously disclosed in the registrant’s Form 10-K in response to Item 1A to Part 7 of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

On July 22, 1999, the Board of Directors authorized the repurchase up to 3% of the outstanding shares of TeamStaff’s common stock. On November 19, 2002, the Board of Directors authorized an additional repurchase of up to $1.0 million in common stock. Since inception we have repurchased 581,470 shares at an average cost of $4.18 per share for a total cost of $2.4 million. No shares were repurchased during the quarter and nine months ended June 30, 2006. As of June 30, 2006, TeamStaff retired 574,470 of the 581,470 shares of treasury stock. We do not currently have any plans to repurchase our securities.

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

On April 27, 2006 TeamStaff held its Annual Meeting of Shareholders. The record date for shareholders eligible to vote was March 13, 2006. As of the record date there were 19,298,200 shares of common stock issued and outstanding. Voting of the shares of common stock was on a non-cumulative basis. 13,748,673 shares were voted at the Annual Meeting.

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

The staff of the Securities and Exchange Commission (the ‘‘Staff’’) has recently completed a review of the Company’s periodic reports and issued a letter (the ‘‘Comment Letter’’) dated July 11, 2006, commenting on certain aspects of the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 and Quarterly Reports on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006. The Company responded to the Staff’s Comment Letter on August 8, 2006. The Company’s response remains under the consideration of the Staff at this time.

On April 27, 2006, following the approval of the Company’s 2006 Long Term Incentive Plan by the Company’s shareholders, the Compensation Committee of the Board of Directors made the following recommendations with respect to awards of restricted stock, which were ratified and approved by the Board. As of and at April 27, 2006, the closing price of TeamStaff Common Stock was $1.70.

	Shares	Vesting Period	Fair Market Value
T. Kent Smith	60,000	3 years	$102,000
Rick Filippelli	50,000	3 years	$ 85,000
James D. Houston	30,000	3 years	$ 51,000
Peter Rosen	20,000	3 years	$34,000
Tim Nieman	20,000	3 years	$ 34,000
Greg Haygood	20,000	3 years	$ 34,000
Cheryl Presuto	20,000	3 years	$ 34,000

Restricted Stock issuances are made through Notice of Restricted Stock Bonus Award under the Company’s 2006 Long Term Incentive Plan, and all Grantees must execute a Restricted Stock Agreement. Actual grants are subject to formal and final documentation and execution by the Grantee, and issuance of the restricted shares.

ITEM 6.	EXHIBITS

(a)    Exhibits

10.1	Form of Asset Purchase Agreement, Exhibits and Schedules re: sale of DSI Payroll Services to CompuPay, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on June 1, 2006).
10.2	Form of Settlement Agreement and Exhibits (Stock Purchase Agreement and Lock-Up Agreement re: TeamStaff, Inc. and Atomic Fusion Settlement (filed as Exhibit 10-1 to the Form 8-K filed on June 6, 2006).
10.3	Form of Amendment to Revolving Credit and Security Agreement dated August 14, 2006 between TeamStaff, Inc. and PNC Bank, N.A.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.
/s/ T. Kent Smith
T. Kent Smith President and Chief Executive Officer
/s/ Rick Filippelli
Rick Filippelli Vice President, Finance and Chief Financial Officer

Dated: August 14, 2006