Form 10-K
period 2006-09-30
TEAMSTAFF INC
filed 2006-12-21
CIK 785557

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

ANNUAL REPORT PURSUANT TO SECTION 13 ON 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 0-18492

TEAMSTAFF, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-1899798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1545 PEACHTREE STREET, N.E., SUITE 340, ATLANTA, GEORGIA	30309
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE (755) 352-5304

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS	WHICH REGISTERED

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

Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes       No

At the close of our most recently completed second quarter, March 31, 2006, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $26,241,000 based upon the closing sales price of $1.65 for such Common Stock on March 31, 2006 as reported by Nasdaq National Market. At the close of our fiscal year, September 30, 2006, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of Common Stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $20,266,000 based upon the closing sales price of $1.28 for such Common Stock on said date as reported on the Nasdaq National Market. On December 19, 2006 there were 19,278,266 shares outstanding of Common Stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.	BUSINESS

INTRODUCTION

TeamStaff, Inc., a New Jersey corporation (‘‘TeamStaff’’ or the ‘‘Company’’), was founded in 1969 as a payroll service company and evolved into a national provider of payroll and temporary and permanent medical and administrative staffing services. TeamStaff has offices located in Clearwater, Florida; Memphis, Tennessee; Monroe, Georgia; Atlanta, Georgia; and Somerset, New Jersey.

When we use the term ‘‘TeamStaff,’’ or the ‘‘Company’’ we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and our TeamStaff Rx, Inc. (including its Nursing Innovations division) and RS Staffing Services, Inc. wholly-owned subsidiaries. TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization (‘‘PEO’’) business in fiscal year 2004 and other Company business changes, these ‘‘other’’ subsidiaries are not actively operating.

TeamStaff provides specialized medical, nursing and administrative staffing services. TeamStaff provides allied healthcare and nursing professionals and administrative personnel through three staffing units. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing allied medical employees and nurses, especially ‘‘travel’’ staff (typically on a thirteen-week assignment basis). Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for over 200 client facilities. TeamStaff Rx’s Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. Nursing Innovations places temporary employees at over 130 client facilities. The Company’s RS Staffing subsidiary specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration and Veterans Affairs. RS Staffing places temporary employees at over 75 facilities.

TeamStaff, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its principal executive office at 1545 Peachtree Street, N.E., Suite 340, Atlanta, Georgia 30309 where its telephone number is (866) 352-5304.

RECENT DEVELOPMENTS

Sale of DSI Payroll Services assets to CompuPay, Inc.

Effective May 31, 2006, the Company sold substantially all of the assets of its DSI Payroll Services division to CompuPay, Inc. for $9.0 million. The general terms of the transaction were an all-cash sale for $9.0 million, subject to an escrow of $250,000 for potential post-closing contingencies. On November 30, 2006, CompuPay released $125,000 of the escrow to TeamStaff and is scheduled to release the remaining escrow on May 31, 2007. The agreement called for minimum working capital requirements that resulted in a purchase price adjustment of $248,677, which was paid to TeamStaff on September 11, 2006. The sale also included a transition agreement whereby CompuPay would sublease certain office space at DSI’s current location from TeamStaff, Inc., among other standard agreements.

SERVICES

As a part of its continuing operations, TeamStaff provides staffing services through its wholly-owned subsidiaries, TeamStaff Rx, Inc. (including its Nursing Innovations division) and RS Staffing Services, Inc.

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

TeamStaff Rx has more than 25 years of experience in placing temporary and permanent employees with specialized skills and talents to regional and national medical facilities. Temporary medical staffing enables clients to attain management and productivity goals by matching highly trained professional and technical personnel to specific staffing requirements. During the fiscal year ended September 30, 2006, this unit generated $21.1 million of revenue.

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

Through its Nursing Innovations division, TeamStaff Rx provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. The continued shortage of nurses combined with an increasing demand for clinical healthcare services in hospitals, is creating a need for facilities to turn to agency nurses as a means to fill open positions. Nursing Innovations provides a full complement of specialized nurses to fill the needs of its clients – on both a short and long term basis. Clients whose staff requirements vary dramatically depending on patient census levels are therefore able to secure the services of qualified individuals on an interim basis, while better managing ‘cost-to-hire’ and ‘time-to-hire’ criteria. During the fiscal year ended September 30, 2006, this unit generated $10.5 million of revenue.

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

RS Staffing Services, Inc.’s primary client has been the United States government and its various agencies. RS Staffing Services, Inc. provides contract staffing solutions for government agencies in the categories of medical, professional, office administration, general services support, facility management and logistics support. Through its nationwide schedule contracts with both the General Services Administration and Veterans Affairs, RS Staffing offers the ease of ordering directly through one of its multiple-award contracts and through multiple procurement vehicles and schedules. These schedules include Temporary and Professional Service schedules, Logistics World schedule, Title 38 programs and VA (FSS) schedules as well as on the government E-Buy system. RS Staffing Services, Inc. also provides technology for online timesheets, reporting, ordering and invoicing as well as a provision of qualified personnel which can be based on any term assignment or contract.

RS Staffing also attempts to generate revenue opportunities through the use of ‘teaming partners’ that provide personnel to fill positions secured by RS Staffing. These teaming partners sometimes represent small business and ‘‘8(a)’’ designations. Many of these teaming partners are sought out for the benefits of our client’s need to meet government goals in relationship to veteran or service disabled veteran owned businesses, minority and woman owned businesses, native American owned and hub zone businesses spends. RS Staffing also sometimes supports its partners in the fulfillment of their contracts with front office, back office or technology and reporting support. During the fiscal year ended September 30, 2006, this unit generated $43.8 million of revenue.

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

The current shortage in the availability of certain allied health and nursing personnel, along with the advent of certain patient protection measures, has, in management’s opinion, created an improving market opportunity for TeamStaff Rx and its Nursing Innovations division. TeamStaff believes that both divisions are in a pivotal position to increase its market share based on its reputation and experience in the temporary medical staffing industry. RS Staffing Services continues to seek further opportunities in the government sector, and to grow further where it has previously enjoyed a strong market position. RS Staffing also has significant revenue opportunities through the use of teaming partners that provide personnel to fill positions secured by RS Staffing.

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

Government Contracts

The U.S. Government is the primary customer to our RS Staffing Services, Inc. subsidiary. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. However, such programs are normally funded on an annual basis. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government for any reason, including if program requirements or budgetary constraints change. If a contract is terminated for convenience, we would generally be reimbursed for our allowable costs through the date of termination and are paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed. Although contract and program modifications, curtailments or terminations have not had a material adverse effect on the business of RS Staffing Services, Inc. in the past, no assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on our financial condition or results of operations in the future. In addition, the U.S. Government may terminate a contract for default. Although the U.S. Government has never terminated any of RS Staffing Service’s contracts for default, such a termination could have a significant impact on our business. If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages. The Government contract bid process is complex and sometimes lengthy. Once a bid is won and a contract awarded, there still is the possibility of a bid protest or numerous delays in implementation. There can be no assurance that such protest process or implementation delays will not have a material adverse effect on our financial condition or results of operations in the future.

CUSTOMERS

As of September 30, 2006, TeamStaff’s combined customer base consisted of over 400 staffing clients. Substantially all of the customers of our TeamStaff Rx, Inc. and Nursing Innovations subsidiary are engaged in the healthcare industry. Substantially all of the business of RS Staffing Services, Inc. is accomplished through contracts with the United States Government. RS Staffing has one customer who individually comprises more than 10% of the Company’s overall consolidated revenue and three customers who each individually comprise more than 10% of the division’s revenue. TeamStaff Rx (including its Nursing Innovations division) has 4 clients who each individually comprise greater than 5% of the staffing unit’s revenue. RS Staffing Services has 6 clients who each individually comprise greater than 5% of the subsidiary’s revenue.

SALES AND MARKETING

TeamStaff maintains health care and government staffing sales, service and marketing personnel in Memphis, Tennessee; Monroe, Georgia; Atlanta, Georgia; Hines, Illinois; Leavenworth, Kansas; Boston, Massachusetts; Baltimore, Maryland; Washington, DC; Biloxi, Mississippi; and Clearwater, Florida.

Through our 3 business units, TeamsStaff continues to build sales through telephonic and a direct to client sales force. The acquisition of RS Staffing in June 2005 offered TeamStaff the opportunity to use RS Staffing accounts and on site locations as well as nearby RS offices for the further marketing of its general and government services offerings.

Recent efforts to build marketing presence include revising our website, a Health Journal Television segment, and revised marketing planning. Additionally we have added additional marketing events participation in the commercial and government sectors and introduced new and expanded service offerings in the healthcare sector.

TeamStaff implemented quarterly sales and services meetings to align supply to demand and to enable faster communication of sales focus. We have implemented software enabling our sales force to share information across the company. We also implemented with the sales team a market based territory focus versus the former state or national focus on designated territories for increased service capabilities.

COMPETITION

The primary competitors in our staffing business are AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., CHG Healthcare Services, Inc., Medical Staffing Network Holdings, Inc., Maxim Healthcare Services Inc, and InteliStaf Healthcare Services Inc. TeamStaff competes with these companies by offering customized products, such as TeamStaff Rx’s Vendor Integration Program, personalized service, competitive prices and specialized personnel to satisfy a client’s particular requirements. The Company believes that its broad scope of services and its commitment to quality service differentiate it from its competition. Further, the Company believes that RS Staffing Services Inc.’s knowledge and processes with respect to government contract bidding represents a competitive advantage.

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

Information and Technology Systems

The Company believes that it continued to improve its IT operations during fiscal year 2006. The Company began analyzing and documenting the needs and processes of our staffing units in preparation for platform consolidation during fiscal year 2007. These efforts will also aid the Company as it pursues certification from the Joint Commission on Accreditation of Healthcare Organizations (‘‘JCAHO’’) and Sarbanes-Oxley compliance. We also installed a better phone system to make our associates more productive in their call activities and to enable better and cheaper communications among our disparate locations. Efforts for 2007 will continue to focus on ways to improve our capabilities and reduce expenses.

The Company’s IT group was also involved in the sale of the DSI Payroll Services division to CompuPay. Post-transaction efforts included helping the new owner understand the infrastructure of the business unit and assisting in the transition of operational and development responsibilities, while ensuring continuous service to DSI’s clients.

The Company will also continue to improve the efficiencies of the corporate infrastructure, through IT system consolidations and process and platform improvements.

Employees

As of September 30, 2006, TeamStaff employed 122 corporate (non worksite) employees, both full-time and part-time, including executive officers, a decrease from 149 during the previous fiscal year, due mainly to the sale of our DSI Payroll Services division to CompuPay, Inc. during fiscal 2006. As of September 30, 2006, TeamStaff also employed approximately 1,160 temporary employees on client assignments. TeamStaff believes its relationship with its current employees is satisfactory. None of TeamStaff’s corporate employees is covered by a collective bargaining agreement.

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

Safe Harbor Statement

Certain statements contained herein constitute ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. TeamStaff desires to avail itself of certain ‘‘safe harbor’’ provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Report on Form 10-K involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks identified below.

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

Our business strategy includes growth through both acquisitions and internal development. We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. Acquired companies’ histories, geographical locations, business models and business cultures can be different from our own in many respects. Our directors and senior management may face significant challenges in their efforts to integrate our businesses and the business of the acquired companies or assets, and to effectively manage our continued growth. There can be no assurance that our efforts to integrate the operations of any acquired assets or companies acquired in the future will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized. The dedication of management resources to these efforts may detract attention from our day-to-day business. There can be no assurance that there will not be substantial costs associated with these activities or of the success of our integration efforts, either of which could have a material adverse effect on our operating results.

A substantial percentage of RS Staffing Services Inc.’s revenue is from U.S. Government customers.

We derive a substantial portion of our revenues in our RS Staffing Services, Inc. subsidiary from the U.S. Government as a prime contractor or a subcontractor. Revenues from the U.S. Government represented approximately 92% of the total revenues of RS Staffing Services, Inc. in fiscal year 2006 and 94% in each of fiscal years 2005 and 2004. Our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. In addition, obtaining U.S. Government contracts remains a highly competitive process and this has led to a greater portion of our revenue base being associated with contracts providing for a lower amount of reimbursable cost than we have traditionally been able to recover.

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

Government contract bid process is complex and sometimes lengthy, subject to protest and implementation delays.    The Government contract bid process is complex and sometimes lengthy. Once a bid is won and a contract awarded, there still is the possibility of a bid protest or numerous delays in implementation. There can be no assurance that such protest process or implementation delays will not have a material adverse effect on our financial condition or results of operations in the future.

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

Our medical staffing business may be adversely affected if there is a renewal of the past economic downturn in the healthcare industry.

Our medical staffing business is concentrated entirely in the healthcare industry. The economic downturn in the last four years caused a reduction in our clients’ utilization of our services. Any continued, concentrated or renewed economic weakness generally, or in the healthcare industry specifically, could have an adverse impact on our results of operations.

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

A significant portion of our revenues are derived from Tennessee and California with respect to our nursing staffing division, and Illinois, South Carolina, Tennessee, Massachusetts and Maryland with respect to RS Staffing. While we believe that our market diversification will eventually lessen this risk in addition to generating significant revenue growth, we may not be able to duplicate in other markets the revenue growth and operating results experienced in the listed markets.

Our financial condition may be affected by increases in health insurance premiums, unemployment taxes and workers’ compensation rates.

Health insurance premiums, state unemployment taxes and workers’ compensation rates are in part determined by our claims experience and comprise a significant portion of our direct costs. If we experience a large increase in claim activity, our health insurance premiums, unemployment taxes or workers’ compensation rates could increase. Although we employ internal and external risk management procedures in an attempt to manage our claims incidence and estimate claims expenses and structure our benefit contracts to provides as much cost stability as possible, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our clients. Since our ability to incorporate such increases into our fees to our clients is constrained by contractual arrangements with our clients, a delay could occur before such increases could be reflected in our fees, which may reduce our profit margin. As a result, such increases could have a material adverse effect on our financial condition, results of operations and liquidity.

Our financial condition may be affected by risks associated with our health and workers’ compensation claims experience.

Although we utilize only fully insured plans of health care and incur no direct risk of loss under those plans, the premiums that we pay for health care and workers’ compensation insurance are directly affected by our claims experience, including the claims experience of our off-site temporary employees. If this experience is unfavorable, the premiums that are payable by us will increase or coverage may become unavailable altogether. We may not be able to pass such increases onto our clients, which may reduce our profit margins. Increasing health care and workers’ compensation premiums could also place us at a disadvantage in competing for new clients. In addition, periodic reassessments of workers’ compensation claims of prior periods (when TeamStaff was covered under large deductible-type plans) may require an increase or decrease to our reserves, and therefore may also affect our present and future financial condition.

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

A number of legal issues with respect to the employment arrangements among temporary staffing firms, their clients and temporary employees remain unresolved. These issues include who bears the ultimate liability for violations of employment and discrimination laws. As a result of our employer status, we may be liable for violations of these or other laws despite contractual protections. While our client service agreements generally provide that the client is to indemnify us for any liability caused by the client’s failure to comply with its contractual obligations and the requirements imposed by law, we may not be able to collect on such a contractual indemnification claim and may then be responsible for satisfying such liabilities. In addition, temporary employees may be deemed to be our agents, which could make us liable for their actions.

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

Additionally, the ever-increasing costs of insurance will impact our profitability to the extent that we cannot offset these increases into our costs of services. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, our business, financial condition, results of operations and liquidity could be materially adversely affected.

If we were not able to renew all of the insurance plans that cover temporary healthcare employees, our business would be adversely impacted.

The maintenance of health and workers’ compensation insurance plans that cover our temporary healthcare employees is a significant part of our business. If we were unable to secure renewal of contracts for such plans or the renewal of such plans with favorable rates and with competitive benefits, our business would be adversely affected. The current health and workers’ compensation contracts are provided by vendors with whom we have an established relationship and on terms that we believe to be favorable. While we believe that renewal contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.

Our business will suffer if our services are not competitive.

The temporary employee placement industry is characterized by vigorous competition. Since we compete with numerous entities that have greater resources than us in each of our business lines, our business will suffer if we are not competitive with respect to each of the services we provide. Our major competitors with respect to temporary medical staffing resources include, but are not limited to, AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., CHG Healthcare Services, Inc., Medical Staffing Network Holdings, Inc., Maxim Healthcare Services Inc, and InteliStaf Healthcare Services Inc. These companies may have greater financial and marketing resources than we.

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

Risks Relating To Our Revolving Credit Line

Team Staff, Inc. completed a $7.0 million revolving credit facility by PNC Bank effective on June 8, 2005. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving Credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum combined cash and line availability. In addition, the line of credit is secured by a lien on substantially all of our assets. The facility is subject to acceleration upon non-payment or various other standard default clauses. Material increases in Prime or LIBOR rate could have a material adverse effect on our results of operations, the status of the Revolving Credit Facility, as well as interest costs. Failure to pay revolving credit advances or any failure to comply with applicable restrictive covenants would have a material adverse effect on our business in that we could be required to repay the outstanding balance in advance or sell assets in order to repay the outstanding amount. Further, availability under the line is directly related to the successful assignment of certain accounts receivable. Certain government accounts of RS Staffing Services are required to execute ‘‘Acknowledgements of Assignment.’’ There can be no assurance that every RS Staffing government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the line of credit, which would materially affect the Company’s business.

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

The provisions of our articles of incorporation and the New Jersey Business Corporation Act, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors might be willing to pay in the future for our common stock. Among other things, these provisions:

—	require certain supermajority votes;

—	establish certain advance notice procedures for nomination of candidates for election as directors and for shareholders’ proposals to be considered at shareholders’ meetings; and

—	divide the board of directors into three classes of directors serving staggered three-year terms.

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

ITEM 2.    PROPERTIES

Operation and Facilities

TeamStaff leases its 2,998 square foot corporate headquarters in Atlanta, Georgia, as well as offices in Somerset, New Jersey; Clearwater, Florida; Atlanta, Georgia; Memphis, Tennessee; and Monroe, Georgia. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2006, TeamStaff’s total lease expense for continuing operations was approximately $550,000.

The following is summary information on TeamStaff’s facilities as of September 30, 2006:

LOCATION	APPROXIMATE SQUARE FEET	EXPIRATION DATE	TERMS
Corporate Headquarters 1545 Peachtree Street, NE Suite 340 Atlanta, GA	2,998	6/30/2011	$6,246 7/2006 – 1/2007 $6,433 2/2007 – 1/2008 $6,626 2/2008 – 1/2009 $6,825 2/2009 – 1/2010 $7,030 2/2010 – 1/2011 $7,241 2/2011 – 6/2011
300 Atrium Drive* Somerset, NJ	15,244	5/30/2007	$26,677 per month
18167 US 19 North Suite 400 Clearwater, FL	15,177	2/28/2011	$23,446 9/2006 – 8/2007 $24,144 9/2007 – 8/2008 $24,865 9/2008 – 8/2009 $25,624 9/2009 – 8/2010 $26,395 9/2010 – 2/2011
2650 N. Military Trail** Suite 300 Boca Raton, FL	10,823	7/31/2007	$13,167 per month
6555 Quince Road Suite 303 Memphis, TN	5,777	12/31/2006	$8,160 per month
533 Plaza Drive *** Monroe, GA 30655	2,500	12/31/2007	$3,800 per month

*	As part of the transaction with CompuPay, completed May 31, 2006, TeamStaff agreed to sublease 7,500 square feet of this office space through the expiration of the lease term.

**	As part of the transaction with Gevity HR, Inc. completed in 2003, Gevity agreed to sublease this office space through the expiration of the lease term.

***	As part of the transaction with RS Staffing Services, Inc., TeamStaff agreed to accept an assignment or sublease of these leases effective as of June 4, 2005.

ITEM 3.	LEGAL PROCEEDINGS

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

TeamStaff’s subsidiary, BrightLane, was a party to a suit brought by one of its former shareholders (Atomic Fusion, Inc. v. BrightLane.com, Inc. Civil Action No ONS02246OE, Fulton County State Court, Georgia) (the ‘‘Action’’). In connection with TeamStaff’s acquisition of BrightLane, the former shareholders of BrightLane were required to place approximately 158,000 shares in escrow to provide indemnification for any claims made by TeamStaff under the acquisition agreement (the ‘‘BrightLane Escrow Shares’’), subject to a $0.3 million threshold. In August 2004, a trial was held on Atomic Fusion’s breach of contract claim before a jury. The jury returned a verdict in Atomic Fusion’s favor, awarding $534,246 in damages and $116,849 in attorney’s fees, for a total verdict of $651,095, including interest and costs (the ‘‘Judgment’’). The Judgment continued to accrue interest. BrightLane filed a motion for judgment notwithstanding the verdict, which was denied by the court. Atomic Fusion appealed the summary judgment granted in favor of BrightLane on several issues, including Atomic Fusion’s fraud cause of action. BrightLane opposed that appeal, and also filed a motion to dismiss that appeal. The Company believed that it had good faith defenses relative to successor liability on the Judgment. BrightLane was no longer an operating entity and had minimal assets.

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

The first matter before the shareholders was the election of three persons as Class I directors for a term of three years. The persons nominated for election were Peter Black, Ben J. Dyer and T. Stephen Johnson. All three nominees were elected to the Board of Directors. The results of the vote were:

Nominees	Votes Cast For	Withheld Authority to Vote	Votes Cast Against
Peter Black	13,554,640	194,033	0
Ben J. Dyer	13,526,296	222,377	0
T. Stephen Johnson	13,487,062	261,611	0

The second matter voted upon was the TeamStaff, Inc. 2006 Long Term Incentive Plan (the ‘‘Plan’’). The Plan was approved by the shareholders. The results of the vote were:

Votes Cast For	Votes Cast Against	Abstentions	Non-Votes
4,750,172	824,472	18,927	8,155,102

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A.    Principal Market

TeamStaff’s Common Stock is traded in the over-the-counter market and included in the National Market System of the National Association of Securities Dealers, Inc. (‘‘Nasdaq’’) under the symbol ‘‘TSTF.’’    TeamStaff started trading on the National Market in June 2001. Prior to that date, TeamStaff was trading on the SmallCap market system.

B.    Market Information

The range of high and low sales prices for TeamStaff’s Common Stock for the periods indicated below are:

Common Stock

FISCAL YEAR 2004	HIGH	LOW
1st Quarter	4.80	1.86
2nd Quarter	2.83	1.97
3rd Quarter	2.46	1.97
4th Quarter	2.94	1.95

FISCAL YEAR 2005	HIGH	LOW
1st Quarter	2.50	1.71
2nd Quarter	2.02	1.20
3rd Quarter	1.80	0.92
4th Quarter	1.75	1.24

FISCAL YEAR 2006	HIGH	LOW
1st Quarter	1.41	1.17
2nd Quarter	1.74	1.24
3rd Quarter	1.75	1.32
4th Quarter	1.38	1.22

The above quotations, reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On December 19, 2006, TeamStaff’s Common Stock had a closing price of $1.30 per share.

C.    Dividends

TeamStaff has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

D.    Approximate Number of Equity Security Holders

Effective August 31, 2001, TeamStaff acquired all of the capital stock of BrightLane. As contemplated under the agreements governing the transaction, TeamStaff agreed to issue 8,216,522 shares of its Common Stock in exchange for all of the outstanding capital stock of BrightLane. The issuance of 8,216,522 shares included the issuance of 150,000 shares into escrow to provide for potential indemnification to TeamStaff for claims against BrightLane covered by the acquisition agreements and is before deduction for fractional shares, which were paid in cash. The 150,000 shares in escrow were transferred to Atomic Fusion as part of the settlement discussed above in Item 3 Legal Proceedings. As of December 19, 2006, not all of the BrightLane shareholders had submitted their capital stock for exchange.

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

As of December 19, 2006, there were 19,278,266 shares outstanding held of record by 290 persons. TeamStaff believes it has approximately 1,700 beneficial owners of its common stock.

E.    Securities Authorized for Issuance Under Equity Compensation Plans

TeamStaff has three equity compensation plans, all of which were approved by its Board of Directors and its shareholders. There are no equity based plans that have not been approved by shareholders. All option grants made to executive officers and directors, including those to the Chief Executive Officer under employment agreements, are made under the plans referenced below. All grants of restricted stock made to executive officers are made under the plan referenced below. The company has no equity compensation plans that have not been approved by security holders.

The stock option plans under which options are outstanding are:

The 2000 Employee Stock Option Plan
The 2000 Non-Executive Director Option Plan

The long-term incentive plan under which restricted stock grants were made is:

The 2006 Long Term Incentive Plan

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighed Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
2000 Employee Stock Option Plan	753,000	$2.68	957,687
2000 Non-Executive Director Stock Option Plan (1)	140,000	$2.42	—
2006 Long Term Incentive Plan	220,000	$1.70	4,780,000

(1)	5,000 shares per year per non-executive director are granted under the Non-Executive Director Plan for a full year’s service and pro rata for less than a full year’s service.

Registrant Repurchases of Securities

TeamStaff did not repurchase any of its securities during the fiscal year ended September 30, 2006.

ITEM 6.	SELECTED FINANCIAL DATA (AMOUNTS IN THOUSANDS)

	2006	2005	2004	2003	2002 As Restated
Revenues	$74,968	$51,179	$32,856	$58,119	$74,866
Direct expenses	$62,457	$42,053	$26,880	$48,909	$61,966
Gross profit	$12,511	$9,126	$5,976	$9,210	$12,900
Selling, general and administrative expenses
(includes depreciation and amortization)	$14,418	$13,363	$10,600	$13,427	$11,120
(Loss) income from operations	$(1,907)	$(4,237)	$(4,624)	$(4,217)	$1,780
(Loss) income from continuing operations	$(18,227)	$(2,616)	$(2,749)	$(2,411)	$1,758
Discontinued operations net of tax	$4,980	$127	$(1,330)	$(26,474)	$1,317
Net (loss) income	$(13,247)	$(2,489)	$(4,079)	$(28,885)	$3,075
Earnings per share – Basic
(Loss) income from continuing operations	$(0.95)	$(0.14)	$(0.18)	$(0.15)	$0.11
Income (loss) from discontinued operations	$0.26	$—	$(0.08)	$(1.69)	$0.08
Net (loss) income	$(0.69)	$(0.14)	$(0.26)	$(1.84)	$0.19
Earnings per share – Diluted
(Loss) income from continuing operations	$(0.95)	$(0.14)	$(0.18)	$(0.15)	$0.11
Income (loss) from discontinued operations	$0.26	$—	$(0.08)	$(1.69)	$0.08
Net (loss) income	$(0.69)	$(0.14)	$(0.26)	$(1.84)	$0.19
Weighted average shares outstanding:
Basic	19,278	18,206	15,714	15,732	16,014
Diluted	19,278	18,206	15,714	15,732	16,183
BALANCE SHEET DATA:
Assets from continuing operations	$30,776	$49,046	$36,574	$37,410	$41,835
Assets from discontinued operations	$—	$1,008	$855	$23,207	$52,131
Total assets	$30,776	$50,054	$37,429	$60,617	$93,966
Long-term liabilities from continuing operations	$635	$2,150	$864	$1,042	$1,418
Liabilities from continuing operations	$9,118	$14,979	$5,349	$9,054	$10,808
Liabilites from discontinued operations	$454	$763	$1,087	$16,453	$18,419
Total liabilities	$9,572	$15,742	$6,436	$25,507	$29,227
Working capital from continuing operations	$4,403	$606	$5,149	$4,368	$17,345
Shareholders’ equity	$21,204	$34,312	$30,993	$35,110	$64,739

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

This Annual Report on Form 10-K contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995 (the ‘‘1995 Reform Act’’), Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. TeamStaff desires to avail itself of certain ‘‘safe harbor’’ provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘will,’’ ‘‘may’’ and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this Annual Report: our ability to continue to recruit qualified temporary and permanent healthcare professionals and administrative staff at reasonable costs; our ability to retain qualified temporary healthcare professionals and administrative staff for multiple assignments at reasonable costs; our ability to attract and retain sales and operational personnel; our ability to enter into contracts with hospitals, healthcare facility clients, affiliated healthcare networks, physician practice groups and the United States government on terms attractive to us and to secure orders related to those contracts; our ability to demonstrate the value of our services to our healthcare and other facility clients; changes in the timing of hospital, healthcare facility clients’, physician practice groups’ and U.S. Government orders for and our placement of temporary and permanent healthcare professionals and administrative staff; the general level of patient occupancy at our hospital, healthcare facility clients’ and physician practice groups’ facilities; the overall level of demand for services offered by temporary and permanent healthcare staffing providers; the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff; the variation in pricing of the healthcare facility contracts under which we place temporary and permanent healthcare professionals; our ability to successfully implement our strategic growth, acquisition and integration strategies; our ability to successfully integrate completed acquisitions into our current operations; our ability to manage growth effectively; our ability to leverage our cost structure; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; our ability to grow and operate our business in compliance with these legislation and regulations; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; our ability to carry out our business strategy; the loss of key officers, and management personnel that could adversely affect our ability to remain competitive; the effect of recognition by us of an impairment to goodwill; other tax and regulatory issues and developments; and the effect of adjustments by us to accruals for self-insured retentions.

Critical Accounting Policies and Estimates

TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each.

Revenue Recognition

From October 1, 2005 through May 31, 2006, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services. Effective May 31, 2006, TeamStaff sold substantially all of the assets of its DSI Payroll

Services division (see Note 4 of Notes to Consolidated Financial Statements), and as a result, as of September 30, 2006 TeamStaff operated in only one segment, which is the temporary and permanent medical and administrative staffing business.

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

Goodwill and Intangible Assets

Beginning October 1, 2001, with the adoption of accounting standard (SFAS 142), TeamStaff no longer amortizes goodwill or indefinite life intangible assets, but continues to amortize software at its expected useful life. TeamStaff continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. If an impairment write off of all the goodwill became necessary, a charge of up to $12.0 million would be expensed on the Statement of Operations. All goodwill is attributable to the staffing services reporting units. If an impairment write off of all the trade name became necessary, a charge of up to $4.6 million would be expensed on the Statement of Operations. TeamStaff does not believe that there is any required write off of goodwill or its tradename.

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

As part of the Company’s discontinued operations, TeamStaff had a workers’ compensation program with Zurich American Insurance Company, which originally covered the period from March 22, 2002 through March 31, 2003, inclusive. The Company subsequently renewed the policy with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account by a third party. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of the policy as of November 17, 2003. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. TeamStaff estimates that, of the remaining prepaid asset, an additional approximately $1.0 million in return premiums will be received within the next twelve months. This is reflected on the balance sheet at September 30, 2006 as a current asset.

As of September 30, 2006 and 2005 the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

Accrued Workers’ Compensation:

As was previously reported in TeamStaff’s Exchange Act filing on Form 8-K, filed on October 20, 2005, the Company settled certain disputed workers’ compensation insurance premium and loss claims totaling nearly $4.4 million for $2.05 million payable over two (2) years (subject to certain prepayment requirements), and was fully reserved as of the Company’s June 30, 2005 balance sheet. The settlement was entered on or about October 10, 2005. In or about January, 2001, TeamStaff purchased from Transportation Insurance Company (‘‘TPIC’’), Transcontinental Insurance Company (‘‘TCIC’’), Continental Casualty Company (‘‘CCC’’), CNA Claimplus, Inc. (‘‘ClaimPlus’’) and North Rock Insurance Company Limited (‘‘North Rock’’) (together, the ‘‘CNA Entities’’) a workers’ compensation insurance program to provide workers’ compensation insurance and claims services for TeamStaff’s professional employee operations nationwide (the ‘‘Program’’). The Program provided TeamStaff with workers’ compensation insurance coverage and claims services for all covered claims incurred during the period from January 22, 2001 to January 22, 2002 (the ‘‘Initial Policy Term’’). TeamStaff secured its obligations under the Program through its February 5, 2001 purchase of an Exposure Buyback Policy numbered EBP 006/001 from North Rock (the ‘‘Exposure Buyback Policy’’), also covering the period from January 22, 2001 to January 22, 2002. On or around January 22, 2002, TeamStaff purchased from TCIC and RSKCo an extension of the Program (the ‘‘Program Extension’’). The Program Extension provided TeamStaff with workers’ compensation insurance coverage and claims services for all covered claims incurred during the period from January 22, 2002 to March 22, 2002 (the ‘‘Extended Policy Term’’).

TeamStaff contested the CNA Entities’ accounting of the amount due and owing under the Program, the Program Extension and the Exposure Buyback Policy, and of the ultimate losses projected to be due from TeamStaff. TeamStaff additionally asserted that the CNA Entities committed certain errors in claims management which unjustifiably increased the losses incurred under the Program and the Program Extension, and inappropriately included certain non-recoverable items in the premium calculations for both the Program and the Program Extension, thereby entitling TeamStaff to a credit against the amounts ultimately due and owing under the Program, the Program Extension and the Exposure Buyback Policy. The CNA Entities maintained that there was due and owing from TeamStaff the sum of $1,824,975 in premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses under the Program and the Program Extension, and $835,596 in premiums and losses under the Exposure Buyback Policy. The CNA Entities projected that TeamStaff would be liable for an additional $1,181,301 of losses under the Program and the Program Extension, and an additional $556,176 of losses under the Exposure Buyback Policy. The aggregate amounts totaled $4,398,048.

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

Cash payments aggregating $0.3 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer during the fiscal year ended September 30, 2006.

Income Taxes

TeamStaff accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes.’’ Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

At September 30, 2006, the Company provided a deferred tax valuation allowance of approximately $16.9 million. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carryforwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. The Company is providing a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. The establishment of the deferred tax asset allowance does not preclude the Company from reversing any or all of the allowance in future periods if the Company believes the positive evidence is sufficient enough to utilize the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry forward limitations and periods permitted by law.

Allowance for doubtful accounts

TeamStaff maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff’s customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff’s accounts receivable balances could grow and TeamStaff could be required to provide for additional allowances, which would decrease net income in the period that such determination was made. For example, TeamStaff currently maintains an allowance of approximately .5%of accounts receivable. If, for example, the allowance grew to 2% of accounts receivable, net income would have been reduced by $131,000.

Fiscal Year 2006 as Compared to Fiscal Year 2005-Continuing Operations

TeamStaff’s revenues for the fiscal years ended September 30, 2006 and 2005 were $75.0 million and $51.2 million, respectively, which represents an increase of $23.8 million, or 46.5% over the prior fiscal year. Revenues for fiscal year 2006 and 2005 include $43.8 million and $13.0 million, respectively, related to the acquisition of RS Staffing Services, a Monroe, Georgia-based provider of medical and office administration/technical professionals effective as of June 4, 2005 (See Note 3 of Notes to Consolidated Financial Statements.)    This acquisition helped offset a decrease of $6.7 million in revenues in the travel allied and nursing portion of our staffing services division from fiscal year 2005 to fiscal year 2006. The decrease was driven by continued weak demand for radiological technologists in our allied division and the largest nurse per diem client joining an association thus reducing our billing rates. The Company’s travel allied and nursing divisions continued to under perform the market in fiscal 2006. During fiscal 2006, the Company led several initiatives to position these divisions for growth in fiscal 2007. Actions include expanding its sales force and recruiting efforts in the allied segment into more active modalities such as physical and respiratory therapy and sales personnel changes including changes at both the TeamStaff Rx and Nursing Innovations business leader level. Subsequent to the September 30, 2006 balance sheet date, the Company consolidated the Nursing Innovations travel platform into TeamStaff Rx’s Clearwater, Florida location.

Longer term, we continue to believe the demand for temporary medical personnel will increase. Key drivers in our major business segments include an aging population, an improving employment environment and growth in hospital admissions. We believe demand will also increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. The acquisition of Nursing Innovations provides TeamStaff with the opportunity to benefit from these industry changes that, we believe, impact our temporary nurse staffing business most significantly. Our acquisition of RS Staffing completed in early June 2005 gives us a strong presence in the government sector and provides us with an opportunity to bid on awards for large multi-year contracts with solid operating margins. We continue to focus on our sales and marketing efforts throughout the divisions in order to increase our contact with current and prospective clients.

Direct expenses for the fiscal years ended September 30, 2006 and 2005 were $62.5 million and $42.1 million, respectively, which represents an increase of $20.4 million, or 48.5%. This increase is a direct result of increased revenues. As a percentage of revenue, direct expenses for the fiscal years ended September 30, 2006 and 2005 were 83.3% and 82.2%, respectively. This increase is the result of a higher volume of teaming partner (subcontractor) costs due to the inclusion of RS Staffing for the full fiscal year 2006. Teaming is a business practice expected by government entities who prefer their suppliers to provide more of a master vendor service where the supplier looks to outside sources when needed to fill open staffing positions.

Gross profits for the fiscal years ended September 30, 2006 and 2005 were $12.5 million and $9.1 million, respectively, which represents an increase of $3.4 million, or 37.1%. This increase is attributable to the growth by acquisition of our staffing business. Gross profits, as a percentage of revenue, decreased to 16.7% from 17.8%, for the fiscal years ended September 30, 2006 and 2005, respectively. This decrease is primarily due to the inclusion of RS Staffing for the full fiscal year 2006 and the lower gross profit associated with staffing teaming partners.

Selling, general and administrative (‘‘SG&A’’) expenses for the fiscal years ended September 30, 2006 and 2005 were $14.0 million and $12.9 million, respectively, which represents an increase of $1.1 million, or 8.5%. Included in fiscal year 2006 is $3.0 million of SG&A expenses related to RS Staffing. Included in fiscal year 2005 is $0.5 million of workers’ compensation receivable write-offs related to adverse claims development for the period April 1, 2002 through November 17, 2003 (the date of sale of the discontinued PEO operation), $0.2 from certain loan forgiveness related to TeamStaff’s acquisition of BrightLane in 2001 and $1.0 million of SG&A expenses related to RS Staffing from the date of acquisition in June 2005 to the end of the fiscal year September 30, 2005. After adjusting for SG&A expenses in fiscal 2005 and 2006 related to RS Staffing and the write-offs related to the worker’s compensation receivable write-off and TeamStaff’s acquisition of BrightLane in 2001, expenses for the fiscal year decreased 2.6% from 2005 to 2006. SG&A expenses, as a percentage of revenue, were 18.7% and 25.3%, for the fiscal years ended September 30, 2006 and 2005, respectively.

Depreciation and amortization for the fiscal years ended September 30, 2006 and 2005 was approximately $381,000 and $422,000, respectively. This decrease is due to a reduction in depreciation expense caused by several asset groups becoming fully depreciated during the fiscal year.

Other income, which is comprised of interest income and late fee income, for the fiscal years ended September 30, 2006 and 2005 was approximately $236,000 and $228,000, respectively, representing an increase of $8,000. This is primarily a result of increased interest earned on the proceeds of the sale of DSI Payroll Services offset by decreased late fee income due to a reduction in accounts receivable in the allied healthcare division.

Interest expense for the fiscal years ended September 30, 2006 and 2005 was approximately $539,000 and $211,000, respectively, representing an increase of $328,000. This increase is primarily a result of interest expense related to the revolving credit facility effective as of June 8, 2005, as well as interest expense from the notes payable related to the acquisition of RS Staffing effective as of June 4, 2005.

Income tax expense from continuing operations for fiscal year ended September 30, 2006 was $16.0 million. As a component of this tax expense,the Company provided a deferred tax valuation allowance of approximately $16.9 million. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. The Company is providing a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. Income tax benefit from continuing operations for fiscal year ended September 30, 2005 was $1.6 million.

Loss from continuing operations for the fiscal year ended September 30, 2006 was $18.2 million, or $(0.95) per fully diluted share, as compared to loss from continuing operations for the fiscal year ended September 30, 2005 of $2.6 million, or $(0.14) per fully diluted share.

Income from discontinued operations, net of tax, for the fiscal year ended September 30, 2006 was $5.0 million, or $0.26 per fully diluted share, as compared to income from discontinued operations, net of tax, for the fiscal year ended September 30, 2005 of $0.1 million, or $0.0 per fully diluted share. Income from operations from the discontinued business unit, net of tax, for the fiscal years ended September 30, 2006 and 2005 was $0.4 million and $0.1 million, respectively. In fiscal 2006, this income includes income from operations, net of tax, of the discontinued DSI Payroll Services business unit of $0.8 million offset by loss from operations of the discontinued PEO business unit, net of tax, of $0.4 million, which primarily consists of legal fees and settlement expenses related to the settlement of the Atomic Fusion suit. Income from disposal, net of tax, of $4.6 million is related to the net gain on the sale of the DSI Payroll Services division (See Note 4 of Notes to Consolidated Financial Statements). There was virtually no activity from disposal of the discontinued business unit for fiscal year 2005.

Net loss for the fiscal year ended September 30, 2006 was $13.2 million, or ($0.69) per fully diluted share, as compared to a net loss of $2.5 million, or $(0.14) per fully diluted share, for the fiscal year ended September 30, 2005.

Fiscal Year 2005 as Compared to Fiscal Year 2004-Continuing Operations

TeamStaff’s revenues for the fiscal years ended September 30, 2005 and 2004 were $51.2 million and $32.9 million, respectively, which represents an increase of $18.3 million, or 55.8% over the prior fiscal year. All continuing operations revenues were derived from the staffing services segment. Revenues for fiscal 2005 include $12.8 million related to the acquisition of Nursing Innovations, a Memphis, Tennessee-based provider of travel and per diem nurses effective as of November 14, 2004 (See Note 3 of Notes to Consolidated Financial Statements) and $13.0 million related to the acquisition of RS Staffing Services, a Monroe, Georgia-based provider of medical and office administration/technical professionals effective as of June 4, 2005 (See Note 3 of Notes to Consolidated Financial Statements.) These acquisitions helped offset a decrease in the revenues of the allied healthcare portion of our Staffing Services division for fiscal 2005 of $7.4 million.

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

Direct expenses for the fiscal years ended September 30, 2005 and 2004 were $42.1 million and $26.9 million, respectively, which represents an increase of $15.2 million, or 56.4%. This increase is a direct result of increased revenues. As a percentage of revenue, direct expenses for the fiscal years ended September 30, 2005 and 2004 were 82.2% and 81.8%, respectively.

Gross profits for the fiscal years ended September 30, 2005 and 2004 were $9.1 million and $6.0 million, respectively, which represents an increase of $3.1 million, or 52.7%. This increase is attributable to the growth by acquisition of our staffing business as well as more prudent expense management and selected price increases in the Medical Staffing division. Gross profits, as a percentage of revenue, decreased to 17.8% from 18.2%, for the fiscal years ended September 30, 2005 and 2004, respectively. This decrease is primarily due to the inclusion of RS Staffing in the last four months of fiscal 2005 and costs related to staffing teaming partners.

Selling, general and administrative (‘‘SG&A’’) expenses for the fiscal years ended September 30, 2005 and 2004 were $12.9 million and $10.3 million, respectively, which represents an increase of $2.6 million, or 26.2%. This increase includes $0.5 million of workers’ compensation receivable write-offs related to adverse claims development for the period April 1, 2002 through November 17, 2003 (the date of sale of the discontinued PEO operation) and $0.2 from certain loan forgiveness related to TeamStaff’s acquisition of BrightLane in 2001. SG&A expenses related to Nursing Innovations, since the date of acquisition effective November 14, 2004, were $1.8 million. SG&A expenses related to RS Staffing, since the date of acquisition effective June 4, 2005 were $1.0 million. After adjusting for SG&A expenses in fiscal 2005 related to Nursing Innovations and RS Staffing and the write-offs related to the worker’s compensation receivable write-off and TeamStaff’s acquisition of BrightLane in 2001, expenses for the fiscal year decreased 8% from 2004 to 2005. SG&A expenses, as a percentage of revenue, were 25.3% and 31.2%, for the fiscal years ended September 30, 2005 and 2004, respectively.

Depreciation and amortization for the fiscal years ended September 30, 2005 and 2004 was $422,000 and $342,000, respectively. This increase is due to additional depreciation related to capital leases as well as fixed assets acquired as part of the acquisitions of Nursing Innovations and RS Staffing.

Other income, which is comprised of interest income and late fee income, for the fiscal years ended September 30, 2005 and 2004 was $228,000 and $270,000, respectively, representing a decrease of $42,000.

Interest expense for the fiscal years ended September 30, 2005 and 2004 was $211,000 and $81,000, respectively, representing an increase of $130,000. This increase is primarily a result of interest expense related to the revolving credit facility effective as of June 8, 2005, as well as interest expense from the notes payable related to the acquisition of RS Staffing effective as of June 4, 2005.

Income tax benefit from continuing operations for fiscal years ended September 30, 2005 and 2004 was $1.6 million and $1.7 million, respectively. These tax benefits are a result of losses from operations. Management believes that due to the acquisitions of RS Staffing and Nursing Innovations, two historically profitable companies, coupled with an improving business climate for temporary staffing, the Company will be able to utilize the recorded deferred tax asset.

Loss from continuing operations for the fiscal year ended September 30, 2005 was $2.6 million, or $(0.14) per fully diluted share, as compared to loss from continuing operations for the fiscal year ended September 30, 2004 of $2.7 million, or $(0.18) per fully diluted share.

Income from discontinued operations, net of tax, for the fiscal year ended September 30, 2005 was $127,000, or $0.00 per fully diluted share, as compared to loss from discontinued operations, net of tax, for the fiscal year ended September 30, 2004 of $1.3 million, or $(0.08) per fully diluted share. Income from operations from the discontinued business unit, net of tax, for the fiscal year ended September 30, 2005 was $126,000. Loss from operations from the discontinued business unit, net of tax, for the fiscal year ended September 30, 2004 was $0.4 million. There was virtually no activity from disposal of the discontinued business unit for fiscal year 2005. Loss on disposal, net of tax, for the fiscal year ended September 30, 2004, was $0.9 million. In fiscal 2005, the loss was due to previously unbilled legal fees, non-cancelable software licenses related to the PEO discontinued business unit and additional reserves posted for a settlement with CNA related to PEO workers’ compensation for periods prior to March 31, 2002, offset by income from the DSI Payroll Services discontinued business unit. In the first nine months of fiscal 2004, TeamStaff generated revenue from the PEO discontinued business unit for only the first six weeks, while certain costs associated with the operation of that business unit continued throughout the period. For fiscal 2004, the loss is attributable to the write-down of goodwill and fixed assets, salary, severance and stay bonus payouts to affected employees, accruals for losses from lease obligations in offices no longer used by TeamStaff’s continuing operations net of estimated sublease of unoccupied office space, investment banking fees and other expenses required to dispose of the PEO discontinued business unit, offset by income from the DSI Payroll Services discontinued business unit

Net loss for the fiscal year ended September 30, 2005 was $2.5 million, or ($0.14) per fully diluted share, as compared to a net loss of $4.1 million, or $(0.26) per fully diluted share, for the fiscal year ended September 30, 2004.

Liquidity and Capital Resources

Net cash provided by operating activities for the fiscal year ended September 30, 2006 was $8.7 million compared to cash used in operating activities of $2.2 million for the fiscal year ended September 30, 2005. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. As a result of this, TeamStaff satisfied its remaining obligation to CNA under the settlement agreement by paying the remaining settlement amount of $1.5 million plus accrued interest in full. On May 31, 2006, the Company sold substantially all of the assets of its DSI Payroll Services division to CompuPay, Inc. for $9.0 million in cash, $0.25 million of which has been placed in escrow for potential post-closing contingencies. On November 30, 2006, CompuPay released $125,000 of the escrow to TeamStaff and is scheduled to release the remaining $125,000 on May 31, 2007. There were also working capital requirements and further determinations that resulted in a purchase price adjustment of $248,677 on September 11, 2006. Losses from continuing operations contributed to the other uses of cash during the fiscal year ended September 30, 2006. Use of cash in the fiscal year ended September 30, 2005 includes increased accounts receivable of $1.8 million primarily due to the operations of Nursing Innovations subsequent to its acquisition in November 2004 and RS Staffing subsequent to its acquisition in June 2005, increased accrued payroll and other accrued expenses of $1.2 million and losses in continuing operations, offset by a decrease of $1.8 million in restricted cash related to the release of the letter of credit requirement from Zurich for TeamStaff’s workers’ compensation policy.

Cash used in investing activities for the fiscal year ended September 30, 2006 was $1.8 million compared to $5.0 million for the fiscal year ended September 30, 2005. Use of cash in fiscal 2006 was primarily for the one-year earn out of $2.0 million to Roger Staggs and Barry Durham, former owners of RS Staffing Services as part of the acquisition. Use of cash in fiscal 2005 was primarily for the purchase of certain of the assets of Nursing Innovations for $1.9 million including acquisition expenses and the capital stock purchase of RS Staffing Services for $3.25 million plus acquisition expenses, less acquired cash of $0.7 million.

Cash used in financing activities for the fiscal year ended September 30, 2006 was $6.0 million compared to cash provided by financing activities of $5.4 million for the fiscal year ended September 30, 2005. Use of cash for fiscal 2006 includes payment of $1.5 million plus accrued interest of $150,000 to the former owners of RS Staffing Services in satisfaction of a note payable as part of the acquisition and payment of the outstanding balance on the revolving line of credit with PNC Bank in the amount of $4.0 million.

Effective June 8, 2005, TeamStaff, Inc. entered into a $7.0 million revolving credit facility provided by PNC Bank to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants. For the period ended September 30, 2006, PNC Bank amended the covenants to replace the debt service coverage ratio with a minimum combined cash and line availability requirement. For the fiscal year ended September 30, 2006, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC a lien and security interest on all of its assets. As of fiscal year ended September 30, 2006, there was no debt outstanding under the Credit Facility and $5.5 million of unused availability under the line, based on billed accounts receivable.

Availability under the PNC line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of RS Staffing Services are required to execute ‘‘Acknowledgements of Assignment’’. As of September 30, 2006 approximately 97% were executed. There can be no assurance that the remaining 3% of RS Staffing government accounts will execute the documentation to effectuate the assignment and secure availability. As of September 30, 2006, these accounts represented only 0.75% of the total availability under the line of credit.

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

As of September 30, 2006, TeamStaff had unrestricted cash and cash equivalents of $2.2 million and net accounts receivable of $8.7 million. TeamStaff also had $5.5 million of unused availability under the revolving credit facility provided by PNC Bank. As of September 30, 2006, TeamStaff had working capital of $4.4 million. Management believes its existing cash, liquidity provided by the Company’s revolving line of credit and funds generated by operations will be sufficient to support cash needs for at least the next twelve months.

Obligations (Amounts in thousands)	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt (1)	$1,808	$1,561	$198	$49
Operating leases (2)	1,860	523	1,141	196
Pension liability (3)	598	210	351	37
Total Obligations	$4,266	$2,294	$1,690	$282

(1)	Represents notes payable related to acquisition of RS Staffing and capital lease obligations.

(2)	Represents lease payments net of sublease income.

(3)	Represents pension liability for the former CEO and former CFO.

Recently Issued Accounting Pronouncements Affecting the Company

Effective October 1, 2005, the Company’s 2000 Employee Stock Option Plan and 2000 Non-Executive Director Stock Option Plan are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (‘‘FAS’’) No. 123 (revised 2004),

Share-Based Payment (‘‘FAS 123(R)’’), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (‘‘SEC’’) Staff Accounting Bulletin (‘‘SAB’’) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.’’ SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the ‘‘roll-over’’ method and the ‘‘iron curtain’’ method. The rollover method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a ‘‘dual approach’’ because it requires quantification of errors under both the iron curtain and the rollover methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the ‘‘dual approach’’ had always been used or (ii) recording the cumulative effect of initially applying the ‘‘dual approach’’ as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending after December 31, 2006. We are in the process of evaluating the impact, if any, on our financial statements of initially applying the provisions of SAB 108.

On September 15, 2006, the Financial Accounting Standard Board issued SFAS 157 ‘‘Fair Value Measurement’’, that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective for fiscal year beginning October 1, 2008. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS 158 ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R).’’ SFAS 158 requires an employer and sponsors one or more single employer defined benefit plans to recognize the funded status of a benefit plan; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that may arise during the period; measure defined benefit plan assets and obligations as of the employer’s fiscal year; and, enhances footnote disclosure.

For fiscal years ending after December 15, 2006 employers with equity securities that trade on a public market are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the enhanced footnote disclosures. For fiscal years ending after December 15, 2008 employers are required to measure plan assets and benefit obligations. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

ITEM 7a	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. If interest rates in these periods’ decrease, TeamStaff’s workers’ compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, TeamStaff, Inc. has an $8.0 million revolving credit facility by PNC Bank. Revolving credit advances bear interest at either the Prime Rate plus 25 basis points or

LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum combined cash and line availability. The facility is subject to acceleration upon non-payment or various other standard default clauses. Material increases in the Prime or LIBOR rate could have a material adverse effect on our results of operations, the status of the Revolving Credit Facility as well as interest costs.

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

Based on their evaluation, as of September 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that all material information required to be filed in this Annual Report on Form 10-K has been made known to them.

Changes in Internal Controls:

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On September 1, 2006, pursuant to our Non-Executive Director Stock Option Plan, we granted our non-executive directors options to purchase shares of our common stock at an exercise price of $1.29 per share, which represents the closing selling price per share of our common stock on the NASDAQ National Market on September 1, 2006. Six non-executive directors were each granted 5,000 options. The options are governed by our standard form stock option agreement, a copy of which is filed as an exhibit to this Annual Report on Form 10-K, and the terms of our Non-Executive Director Stock Option Plan, as amended. The options vest after one year, are exercisable for a period of five years (subject to earlier termination under certain circumstances) and were granted on a non-discretionary basis pursuant to our Non-Executive Director Stock Option Plan.

The staff of the Securities and Exchange Commission (the ‘‘Staff’’) completed a review of the Company’s periodic reports and issued a letter (the ‘‘Comment Letter’’) dated July 11, 2006,

commenting on certain aspects of the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 and Quarterly Reports on Form 10-Q for the quarters ended December 31, 2005 and March 31, 2006. The Company responded to the Staff’s Comment Letter on August 8, 2006. The Company received a response from the Staff dated August 24, 2006 with additional comments related to its response. The Company responded on September 20, 2006. The Company received a response from the Staff dated September 20, 2006 stating that they completed their review and do not have any further comments.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of TeamStaff as of December 19, 2006 are as follows:

NAME	AGE	OFFICE
T. Stephen Johnson	56	Chairman of the Board of Directors Class 1
Karl W. Dieckmann	78	Vice-Chairman Class 2
Ron Aldrich	63	Director Class 2
Peter Black	34	Director Class 1
Martin Delaney	63	Director Class 3
Ben J. Dyer	58	Director Class 1
T. Kent Smith	50	President, Chief Executive Officer, Director Class 2
Rick J. Filippelli	50	Vice President, Finance, Chief Financial Officer
James D. Houston	47	Vice President, General Counsel

Board of Directors

Our board is classified into three classes, which are each elected in staggered three-year terms. Class 1 consists of T. Stephen Johnson, Ben J. Dyer and Peter Black, and the term expires in 2009; Class 2 consists of Karl Dieckmann, T. Kent Smith and Ron Aldrich, and the term expires in 2007 and Class 3 consists of Martin Delaney, and the term expires in 2008.

Ron Aldrich joined the Board of Directors in May 2005. Mr. Aldrich has more than thirty-seven years of leadership experience in health care organizations throughout the United States. He served for nineteen years as the President and CEO of three multi-hospital Catholic Systems (a 3400 bed system based in Aston Pennsylvania, a regional system located in Urbana, Illinois and a regional system based in Melville, Long Island, New York). He was also President and CEO of Mercy Hospital in Urbana, Illinois for five years from 1977 to 1982. Mr. Aldrich was instrumental in the formation of Catholic Health Initiatives which integrated three large Catholic Systems (including Franciscan Health System) in 1996. With 126 Health Care Organizations in 21 states, it was the largest not-for-profit health care merger to occur in the United States. Mr. Aldrich has also served on the Boards of Directors of five Catholic Health Systems. From 1992 to 1993 he served as Chairperson of the Catholic Health Association of the United States. He currently serves on the Boards of Bon Secours Health System, Franciscan Ministries Foundation, St. Vincent’s Hospital Foundation, and the Board of Trustees of the University of Florida Foundation.

Peter Black joined the Board of Directors in March 2005. For the past six years, Mr. Black has been an Investment Analyst and Portfolio Manager at Wynnefield Capital, Inc., where he is responsible for researching and identifying small-cap value investments. Mr. Black has initiated investments on Wynnefield’s behalf that span multiple industries. Prior to joining Wynnefield, Mr. Black was an investment banker in the mergers and acquisition departments of UBS Securities and SG Cowen & Co. Mr. Black is a graduate of Boston College and received his MBA from Fordham University. Wynnefield Capital, Inc., through certain of its investment funds, is the owner of approximately 12% of our outstanding shares of common stock.

Martin J. Delaney joined the Board of Directors in July 1998. Mr. Delaney was hired as a Senior Vice-President of TeamStaff effective January 5, 2005. Mr. Delaney is an attorney and a prominent healthcare executive who began his hospital management career in 1971 as an Assistant Administrator at Nassau County Medical Center. He has been a director of a large regional Health Maintenance Organization on Long Island, the Hospital Association of New York State, the Greater New York Hospital Association, and chairman of the Nassau-Suffolk Hospital Council. He has been President, CEO and a director of Winthrop University Hospital, Winthrop South Nassau University Health Care Systems, and the Long Island Health Network. He has a graduate degree in health care management from The George Washington University and a law degree from St. John’s University. He has been admitted to practice in New York State and federal courts.

Karl W. Dieckmann, a Director of TeamStaff since April 1990, had been Chairman of the Board from November 1991 until September 2001 and has been Vice Chairman since September 2001. From 1980 to 1988, Mr. Dieckmann was the Executive Vice President of Science Management Corporation and managed the Engineering, Technology and Management Services Groups. From 1948 to 1980, Mr. Dieckmann was employed by the Allied Signal Corporation (now Honeywell Corporation) in various capacities including President, Semet Solvay Division; Executive Vice President, Industrial Chemicals Division; Vice President Technical − Fibers Division; Group General Manager − Fabricated Products Division; and General Manager − Plastics Division, as well as various positions with the Chemicals Division.

Ben J. Dyer joined the Board of Directors in December 2002. Mr. Dyer is currently President of investment banking firm Jackson Capital, a General Partner of the early stage technology fund Cordova Intellimedia Ventures LP, and President of Innovations Publishing, LLC, an Atlanta based research company which provides a subscription-based online catalog of emerging private ventures across the Southeastern US. In the 1980s Mr. Dyer served as chairman and CEO of Comsell, Inc., a pioneering multimedia development firm and was president and a director of the de novo Enterprise National Bank. Mr. Dyer founded Intellimedia Sports, Inc. in 1992 to create the ESPN-branded sports instruction category in the CD-ROM industry. He was earlier a founder of Peachtree Software, Inc. and served as its President from 1977 to September 1983. He currently serves on a number of private boards including FundRaisingInfo.com and Atlanta Bancorporation. He has concentrated his community activities on higher education and has been president of the Georgia Tech Alumni Association, a director of the Georgia Tech Foundation, chairman of the Alumni Advisory Board for Tech’s School of Industrial & Systems Engineering, and chairman of the Georgia Tech Research Corporation. He is currently a Senior Fellow of the Center for Entrepreneurship and Corporate Growth at Emory University’s Goizueta Business School and is a member of the External Advisory Council of the Georgia Tech Research Institute. Mr. Dyer is one of twenty-four members of the Georgia Technology Hall of Fame. Mr. Dyer holds a Bachelors degree in Industrial Engineering from Georgia Tech and an MBA in finance from Georgia State University.

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

Management Resources and Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Karl W. Dieckmann (Chair), Rocco Marano and Steven Johnson, served on the Management Resources and Compensation Committee during the fiscal year commencing October 1, 2005 until April 27, 2006. Mr. Marano resigned his position on the Committee effective April 27, 2006. Mr. Ron Aldrich replaced Mr. Marano on the Committee. There are no interlocks between TeamStaff’s Directors and Directors of other companies and at all times members of the Management Resources and Compensation Committee satisfied the independence requirements of Section 4200(a) (15) of the NASDAQ Marketplace Rules.

Meetings of the Board of Directors and Committees

During the fiscal year ended September 30, 2006, the Board of Directors met on 9 occasions, 6 of which were by telephone conference call. Our board of directors determined that from October 1, 2005 to January 1, 2006 Messrs. Aldrich, Black, Dyer, Dieckmann, Johnson and Marano satisfied the independence requirements within the meaning of Section 4200(a) (15) of the NASDAQ Marketplace Rules. From January 1, 2006 to April 27, 2006 Messrs. Aldrich, Black, Dyer, Dieckmann, Marano and Johnson satisfied the independence requirements within the meaning of Section 4200(a) (15) of the NASDAQ Marketplace Rules. From and after April 27, 2006, to the end of the Company’s 2006 fiscal year, Messrs. Aldrich, Black, Dyer, Dieckmann and Johnson satisfied the independence requirements within the meaning of Section 4200(a) (15) of the NASDAQ Marketplace Rules. As of September 30, 2006 through and including the date of this filing, Messrs. Aldrich, Black, Dyer, Dieckmann and Johnson satisfied the independence requirements within the meaning of Section 4200(a) (15) of the NASDAQ Marketplace Rules.

The Board of Directors has four committees: Audit, Management Resources and Compensation, Executive, and Nominating and Corporate Governance Committees.

For the fiscal year ended September 30, 2006, the members of the committees, and a description of the duties of the Committees were as follows:

Audit Committee.    TeamStaff’s Audit Committee acts to:(i) review with management the finances, financial condition and interim financial statements of TeamStaff; (ii) review with TeamStaff’s independent auditors the year-end financial statements; and (iii) review implementation with the independent auditors and management any action recommended by the independent auditors and (iv) the retention and termination of TeamStaff’s independent auditors. During the fiscal year ended September 30, 2006, the Audit Committee met on 5 occasions, all of which were by telephone conference call.

The Audit Committee adopted a written charter governing its actions effective June 14, 2000. Effective May 27, 2003, the Audit Committee adopted an Amended and Restated Charter which was filed as an exhibit to our Proxy Statement prepared in connection with our Annual Meeting of

Shareholders held on August 12, 2003. A copy of the Audit Committee’s Amended and Restated Charter may be reviewed on our website at www.teamstaff.com. From October 1, 2005 through April 27, 2006, our Audit Committee was comprised of Rocco J. Marano (Chair & Financial Expert), Peter Black, Karl W. Dieckmann and Ben J. Dyer. On April 27, 2006, Mr. Marano announced his resignation as a member of the Board of Directors of TeamStaff, Inc. From April 27, 2006 to September 30, 2006, our Audit Committee was comprised of Ben J. Dyer (Chair & Financial Expert), Peter Black, Karl Dieckmann and Ron Aldrich. At all times during the fiscal year, all of the members of our Audit Committee were ‘‘independent’’ within the definition of that term as provided by Rule 4200(a)(15) of the NASDAQ Marketplace Rules. From the end of fiscal year to the present, all of the members of our Audit Committee are ‘‘independent’’ within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Management Resources and Compensation Committee.    The Management Resources and Compensation Committee functions include negotiation and review of all employment agreements of executive officers of TeamStaff and administration of TeamStaff’s 2000 Employee Stock Option Plan and Non-Executive Director Stock Option Plan. Karl W. Dieckmann is the chairman of the Committee. From October 1, 2005 to April 27, 2006, the Management Resources and Compensation Committee’s members were Karl W. Dieckmann (Chair), Rocco Marano and T. Stephen Johnson. From April 27, 2006 to the present, the members are Karl W. Dieckmann (Chair), T. Stephen Johnson and Ron Aldrich. At all times members of the Management Resources and Compensation Committee satisfied the independence requirements within the meaning of Section 4200(a) (15) of the NASDAQ Marketplace Rules. During the fiscal year ended September 30, 2006, the committee met on 2 occasions.

Nominating and Corporate Governance Committee.    The Nominating and Corporate Governance Committee functions include the review of all candidates for a position on the board of directors including existing directors for renomination and reports its findings with recommendations to the Board. The Nominating and Corporate Governance Committee solicits candidates on behalf of TeamStaff to fill any vacancy on the Board. The Nominating and Corporate Governance Committee performs such other duties and assignments as directed by the Chairman or the Board but shall have no power to add or remove a director without the approval of the Board. Our Board of Directors has adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which may be viewed online on our Web site at www.teamstaff.com. Pursuant to its charter, the Nominating and Corporate Governance Committee’s tasks include reviewing and recommending to the Board issues relating to the Board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board’s compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. From October 1, 2005 to April 27, 2006, the Nominating and Corporate Governance Committee members were Ben J. Dyer (Chair), Karl W. Dieckmann and Ron Aldrich. From and after April 27, 2006, the Nominating and Corporate Governance Committee members were and are Ron Aldrich (Chair), Karl W. Dieckmann and Martin Delaney. At all times Messrs. Dyer, Dieckmann and Aldrich satisfied the independence requirements within the meaning of Section 4200(a) (15) of the NASDAQ Marketplace Rules. During the fiscal year ended September 30, 2006, the committee met on 3 occasions, all of which were by telephone conference call.

Executive Committee.    The Board of Directors created an Executive Committee effective September 4, 2001. Executive committee members are Karl W. Dieckmann, T. Stephen Johnson and T. Kent Smith. T. Stephen Johnson serves as its chairman. This committee did not meet during the fiscal year ended September 30, 2006.

No member of the Board of Directors or any committee failed to attend or participate in fewer than 75% of the meetings of the Board or any committee on which such member serves.

Code of Ethics

On June 20, 2003, TeamStaff distributed a company-wide Code of Ethics and Business Conduct and Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller. Additionally, both the Codes were posted on TeamStaff’s internal intranet website and are available on TeamStaff’s Internet web address, www.teamstaff.com. These Codes were adopted by TeamStaff’s Board of Directors, and provide employees with a confidential method of reporting suspected Code violations.

ITEM 11.    EXECUTIVE COMPENSATION

The following provides certain summary information concerning compensation during the years ended September 30, 2006, 2005, and 2004 paid to or earned by TeamStaff’s Chief Executive Officer and each of the executive officers of TeamStaff who received in excess of $100,000 in compensation during the last fiscal year.

	ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSTION	YEAR	SALARY	BONUS	OTHER	OPTIONS	RESTRICTED STOCK
T. Kent Smith	2006	$250,000	$50,000	-0-	-0-	60,000
Chief Executive Officer	2005	$250,000	$170,000	-0-	100,000	-0-
	2004	$250,000	$100,000	-0-	-0-	-0-
Rick J. Filippelli	2006	$224,988	$50,000	-0-	-0-	50,000
	2005	$224,988	$138,000	-0-	-0-	-0-
	2004	$224,988	$70,000	-0-	50,000	-0-
James Houston	2006	$180,000	$30,000	-0-	-0-	30,000
	2005	$48,461	$14,700	-0-	-0-	-0-

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

Employment Agreements

On June 30, 2005 TeamStaff entered into a two-year employment agreement with Mr. T. Kent Smith, its President and Chief Executive Officer. The term of the agreement commenced on October 1, 2005 and terminates on September 30, 2007. The material terms of Mr. Smith’s employment agreement provide for a base salary of $250,000 per annum and standard Company executive benefits as provided under his prior agreement. In addition, Mr. Smith is eligible to receive a bonus equal to up to 70% of his base salary upon satisfaction of performance-based criteria. Mr. Smith will be considered for future salary increases as may be determined by the Management Resources and Compensation Committee of the Board of Directors. Mr. Smith will be eligible to participate in the Company’s incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Smith is terminated without cause and one year of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Smith’s employment is terminated (or his position is changed), Mr. Smith will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company’s outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

On June 30, 2005 TeamStaff entered into a twenty seven month employment agreement with Mr. Rick J. Filippelli, its Vice President and Chief Financial Officer. The term of the agreement commenced on June 30, 2005 and terminates on September 30, 2007. The material terms of Mr. Filippelli’s employment agreement provide for a base salary of $225,000 per annum, a potential bonus of up to 70% and standard Company executive benefits, upon substantially the same terms as provided for Mr. Smith. The Management Resources and Compensation Committee of the Board of Directors will consider Mr. Filippelli for future compensation increases as may be determined. Mr. Filippelli will be eligible to participate in the Company’s incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Filippelli is terminated without cause and one year of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Filippelli’s employment is terminated (or his position is changed), Mr. Filippelli will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company’s outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

Change in Control Agreement

On October 31, 2006, TeamStaff entered into a Change in Control Agreement with James D. Houston, its Vice President of Business and Legal Affairs and General Counsel. The Change in Control Agreement supplemented and amended Mr. Houston’s Severance Agreement dated October 11, 2005. The severance agreement includes provisions for payment of all compensation otherwise payable pursuant to Mr. Houston’s employment in the event that Mr. Houston is terminated without cause and six months of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Houston’s employment is terminated (or his position is changed), Mr. Houston will be entitled to acceleration of all incentive compensation, all compensation otherwise due pursuant to his employment and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 30% of more of the beneficial ownership of the Company’s outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

Management Resources and Compensation Committee Report on Executive Compensation

This report is submitted by the Management Resources and Compensation Committee of the Board of Directors of TeamStaff, Inc. (‘‘TeamStaff’’). During the fiscal year ended September 30, 2006, the Management Resources and Compensation Committee was responsible for reviewing TeamStaff’s stock option and long term incentive plans and reviewing and approving compensation matters concerning the executive officers and senior management of TeamStaff. Further, the Management Resources and Compensation Committee balances compensation among TeamStaff’s executive officers and senior management.

Overview and Philosophy.    TeamStaff uses its compensation program to achieve the following objectives:

•	To provide compensation, as determined by the Management Resources and Compensation Committee, that attracts, motivates and retains the talented, high caliber officers and employees necessary to achieve TeamStaff’s strategic objectives;

•	To align the interest of officers with the success of TeamStaff;

•	To align the interest of officers with stockholders by including long-term equity incentives; and

•	To increase the long-term profitability of TeamStaff and, accordingly, increase stockholder value.

Compensation under the executive compensation program is comprised of cash compensation in the form of base salary and bonus compensation. Executives are also granted severance plans providing various benefits upon termination of employment without cause and, in some cases (including the Chief Executive Officer), a change of control of TeamStaff. In addition, the compensation program includes various other benefits, including medical and insurance plans and TeamStaff’s 401(k) Plan. These plans are generally available to all employees of TeamStaff.

The principal factors that the Management Resources and Compensation Committee considered with respect to each officer’s compensation package for fiscal year ended September 30, 2006 are summarized below. The Management Resources and Compensation Committee may apply different or additional factors in making decisions with respect to executive compensation in future years, at its discretion.

Base Salary.    Compensation levels for each of TeamStaff’s officers, including the Chief Executive Officer, are generally set within the range of salaries that the Management Resources and Compensation Committee believes is paid to officers with comparable qualifications, experience and responsibilities at similar companies. In setting compensation levels, the Management Resources and Compensation Committee takes into account such factors as (i) TeamStaff’s past performance and future expectations, (ii) individual performance and experience and (iii) past salary levels. The Management Resources and Compensation Committee does not assign relative weights or ranking to these factors, but instead makes a determination based upon the consideration of all of these factors as well as the progress made with respect to TeamStaff’s long-term goals and strategies. Base salary, while reviewed annually, is only adjusted as deemed necessary by the Management Resources and Compensation Committee in determining total compensation for each officer. Base salary levels for each of TeamStaff’s officers, other than the Chief Executive Officer, are also based in part upon evaluations and recommendations made by the Chief Executive Officer.

Equity Incentives.    The Management Resources and Compensation Committee believes that stock participation aligns officers’ interests with those of the stockholders. In addition, the Management Resources and Compensation Committee believes that equity ownership by officers helps to balance the short-term focus of annual incentive compensation with a longer-term view and may help to retain key executive officers. Long-term incentive compensation, generally granted in the form of stock options and grants of restricted stock, allows the officers to share in any appreciation in the value of TeamStaff’s common stock.

In making stock option and restricted stock grants, the Management Resources and Compensation Committee considers general corporate performance, individual contributions to TeamStaff’s financial,

operational and strategic objectives, the Chief Executive Officer’s recommendations, level of seniority and experience, existing levels of stock ownership, previous grants of restricted stock or options, vesting schedules of outstanding restricted stock or options and the current stock price. During the fiscal year ended September 30, 2006, the Management Resources and Compensation Committee did not grant any stock options, and made grants of restricted stock as further described in the section entitled ‘‘Restricted Stock Grants in Last Fiscal Year.’’

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

Chief Executive Officer Compensation.

In the fiscal year ended September 30, 2006, T. Kent Smith, TeamStaff’s Chief Executive Officer, received a base salary at the annual rate of $250,000, which was the same as his base salary during the prior fiscal year. TeamStaff employed Mr. Smith as its Chief Executive Officer in June 2003 and paid an aggregate amount of $250,000 to him as base salary for his services as Chief Executive Officer during the period October 1, 2004 through September 30, 2005. Mr. Smith’s compensation is determined pursuant to an employment agreement dated June 18, 2003, which provides for base compensation of $250,000 per annum and a bonus, in the discretion of the Management Resources and Compensation Committee, of up to 50 % of his base salary. Pursuant to his employment agreement, Mr. Smith also was awarded options to purchase 400,000 shares of Common Stock exercisable at $3.00 per share and subject to certain vesting requirements. Mr. Smith’s base salary is believed by the Management Resources and Compensation Committee to be consistent with the range of salary levels received by executives in a similar capacity in companies of comparable size. During the period between October 1, 2004 and September 30, 2005, Mr. Smith was awarded a bonus of $70,000 in light of the success he achieved inclosing the favorable acquisition of RS Staffing Services, Inc. In accordance with the terms of his employment agreement, Mr. Smith was awarded a total bonus of $170,000 for the fiscal year ended September 30, 2005 (including the $70,000 previously mentioned). Mr. Smith was awarded options to purchase 100,000 shares of Common Stock exercisable at $2.08 per share and subject to certain vesting requirements during the fiscal year ended September 30, 2005. During the period between October 1, 2005 and September 30, 2006, Mr. Smith was awarded a bonus of $50,000 in light of the success he achieved in closing the sale of the DSI Payroll Services division. Mr. Smith was not awarded any other additional bonus for the fiscal year ended September 30, 2006. Mr. Smith was awarded 60,000 shares of restricted stock with a market value of $1.70 per share on the grant date of April 27, 2006. The restricted stock is subject to a certain vesting requirements.

On June 30, 2005 TeamStaff, Inc. (‘‘TeamStaff’’) entered into a two-year employment agreement with Mr. T. Kent Smith, its President and Chief Executive Officer. The Compensation Committee and the Board determined that the Company desired to retain Mr. Smith’s services and desired to set the terms of his new agreement in advance of the termination of the then-existing agreement. The term of the new agreement commenced on October 1, 2005. The material terms of Mr. Smith’s employment agreement provide for a base salary of $250,000 per annum and standard Company executive benefits. In addition, Mr. Smith is eligible to receive a bonus equal to up to 70% of his base salary upon satisfaction of performance-based criteria. Mr. Smith will be considered for future salary increases as may be determined by the Management Resources and Compensation Committee of the Board of Directors. Mr. Smith will be eligible to participate in the Company’s incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Smith is terminated without cause and one year of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Smith’s employment is terminated (or his position is changed), Mr. Smith will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company’s outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions. The term of the agreement commences on October 1, 2005 and terminates on September 30, 2007.

Compensation of Executive Officers Other Than the CEO During Fiscal Year 2006

For the fiscal year ended September 30, 2006, executive officers other than the Chief Executive Officer received base salaries and bonuses which the Management Resources and Compensation Committee believes reflected industry standards, prevailing compensation practices in similar companies with which TeamStaff competes for executive talent, the seniority and skill level of the executive officer, TeamStaff’s performance, and each executive officer’s contribution thereto. Base salaries and bonuses paid to our named executive officers for the fiscal year ended September 30, 2006 are as set forth in the table provided under the heading ‘‘Executive Compensation − Summary Compensation Table.’’

The Management Resources and Compensation Committee periodically reviews the number of vested and unvested options held by executive officers and makes stock grants to these executives to provide greater incentives to continue employment with TeamStaff and to strive to increase stockholder value. Stock options typically have been granted to executive officers when the executive first joins TeamStaff, in connection with a significant change in responsibilities and, occasionally, to achieve equity within a peer group. During the fiscal year ended September 30, 2006, the Management Resources and Compensation Committee made grants of restricted stock to executive officers, as described in the section entitled ‘‘Executive Compensation − Restricted Stock Grants in Last Fiscal Year.’’ The primary factors upon which specific grants made by the Management Resources and Compensation Committee during fiscal year 2006 were based are the executive’s past performance, anticipated future contribution, consistency within the executive’s peer group, prior option grants to the executive officer, the percentage of outstanding equity owned by the executive, the level of vested and unvested options, competitive market practices and the executive’s responsibilities and performance. The Management Resources and Compensation Committee does not set specific target levels for options or restricted stock granted to named executive officers or for the CEO but seeks to be competitive with similar companies.

Tax Deductibility of Executive Compensation.    Section 162(m) of the Code limits the tax deduction to TeamStaff to $1 million for compensation paid to any of the executive officers unless certain requirements are met. The Management Resources and Compensation Committee has considered these requirements and the regulations. It is the Management Resources and Compensation Committee’s present intention that, so long as it is consistent with its overall compensation objectives, substantially all executive compensation be deductible for United States federal income tax purposes. The Management Resources and Compensation Committee believes that any compensation deductions attributable to options or restricted stock granted under the employee stock option plans currently qualify for an exception to the disallowance under Section 162(m).

By the Management Resources and Compensation Committee of the Board of Directors of TeamStaff, Inc.
Karl W. Dieckmann T. Stephen Johnson Rocco Marano (October 1, 2005 − April 27, 2006) Ron Aldrich (April 27, 2006 − September 30, 2006)

This report of the Management Resources and Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this report by reference therein.

Option/SAR Grants in Last Fiscal Year

OPTION/SAR GRANTS IN LAST FISCAL YEAR
(Individual Grants)

Name	No. of Securities Underlying Options Granted	Percentage of Total Options Granted in Fiscal Year	Exercise of Base Price Per Share	Expiration Date
T. Kent Smith	0	0%	$—	—
Rick J. Filippelli	0	0%	—	—
James Houston	0	0%	—	—

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth information with respect to the named executive officers concerning exercise of stock options and SARs during the last fiscal year and the value of unexercised options and SARs held as of the year ended September 30, 2006.

NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS/SARS AS OF SEPTEMBER 30, 2006 EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AS OF SEPTEMBER 30, 2006 EXERCISABLE/ UNEXERCISABLE(1)
T. Kent Smith	0	$0	500,000/0	$0/$0
Rick J. Filippelli	0	$0	100,000/0	$0/$0
James Houston	0	$0	0/0	$0/$0

(1) Based upon a closing sales price of the Common Stock at $1.28 per share on September 30, 2006.

Restricted Stock Grants in Last Fiscal Year

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

Stock Option Plans

2000 Employee Stock Option Plan

In the fiscal year 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the ‘‘2000 Plan’’) to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff’s common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the approved 2000 Plan, options granted there under may be designated as options which qualify for incentive stock option treatment (‘‘ISOs’’) under Section 422A of the Code, or options which do not so qualify (‘‘Non-ISO’s’’). As of September 30, 2006, there were 753,000 options outstanding under the 2000 Plan.

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

Non-Executive Director Plan

In fiscal 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the ‘‘Director Plan’’) to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The Directors’ Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Director Plan replaced the previous Director Plan that expired in April 2000.

Under the Director Plan, the exercise price for options granted under the Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the Stock Option Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of TeamStaff or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the Director Plan, expires five (5) years from the date of grant. The Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan are not qualified for incentive stock option treatment. As of September 30, 2006, there were 140,000 options held by directors outstanding under the Director Plan.

2006 Long Term Incentive Plan

The Board of Directors adopted the 2006 Long-Term Incentive Plan (the ‘‘2006 Plan’’) on January 17, 2006. The shareholders approved the 2006 Plan at the annual meeting on April 27, 2006. The Company reserved an aggregate of 5,000,000 shares of common stock for issuance under the 2006 Plan. The maximum number of shares of common stock that may be delivered to participants under the 2006 Long-Term Incentive Plan equals the sum of: (a) 5,000,000 shares of common stock; (b) any shares subject to awards granted under the 2000 Employee Stock Option Plan and the 2000

Non-Executive Director Stock Option Plan (collectively, the ‘‘2000 Plans’’), which are forfeited, expired, canceled or settled in cash without delivery of such shares to the participant or otherwise is terminated without a share issuance; (c) any shares tendered by participants or withheld in payment of the exercise price of options or to satisfy withholding taxes under the 2000 Plans; and (d) any shares repurchased with the proceeds of options exercised under the 2000 Plans.

Administration.    The 2006 Plan is administered by the Management Resources and Compensation Committee (the ‘‘committee’’). The 2006 Plan authorizes the committee to select those participants to whom awards may be granted, to determine whether and to what extent awards are granted, to determine the number of shares of common stock or other considerations to be covered by each award, to determine the terms and conditions of awards, to amend the terms of outstanding awards, and to take any other action consistent with the terms of the 2006 Plan as the committee deems appropriate.

Terms and Conditions of Awards.    The committee is authorized to make any type of award to a participant that is consistent with the provisions of the Plan. Awards may consist of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash awards or any combination of these types of awards.

Subject to the terms of the Plan, the committee determines the provisions, terms and conditions of each award. The committee may grant awards subject to vesting schedules or restrictions and contingencies in the company’s favor. However, the awards may be subject to acceleration such that they become fully vested, exercisable and released from any restrictions or contingencies upon the occurrence of a change of control (as defined in the Plan). The committee may provide that stock-based awards earn dividends or dividend equivalents, which may be paid in cash or shares or may be credited to an account designated in the name of the participants. Participants may also be required or permitted to defer the issuance of shares or cash settlements under awards including under other deferred compensation arrangements of the company. Each option granted under the Plan will be designated as either an incentive stock option or a non-statutory stock option. No option or stock appreciation right may be granted with a term of more than 10 years from the date of grant.

Performance shares or cash awards will depend on achievement of performance goals based on one or more performance measures determined by the committee over a performance period as prescribed by the committee of not less than one year and not more than five years. Performance goals may be established on a corporate-wide basis or as to one or more business units, divisions or subsidiaries, and may be in either absolute terms or relative to the performance of one or more comparable companies on an index covering multiple companies. ‘‘Performance measures’’ means criteria established by the committee from time to time prior to granting the performance shares or cash awards.

Exercise Price.    The Plan authorizes the committee to grant options and stock appreciation rights at an exercise price of not less than 100% of the fair market value of the shares on the date of grant. The committee has the right to provide post-grant reduction in exercise price to reflect any floating index as specified in an award agreement. The exercise price is generally payable in cash, check, surrender of pre-owned shares of common stock, broker-dealer exercise and sale, or by such other means determined by the committee.

Option Repricing Prohibited.    The exercise price for any outstanding option or stock appreciation right may not be decreased after the date of grant, nor may any outstanding option or stock appreciation right be surrendered as consideration for the grant of a new option or stock appreciation right with a lower exercise price.

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

NOTES

(1)	Assumes that the value of the investment in TeamStaff’s Common Stock and each index was $100 on September 30, 2001 and that dividends were reinvested at years ended September 30th.

(2)	Industry composite for ‘‘Peer Group’’, which includes companies related to both our medical staffing and office administration/technical professional staffing, includes Cross Country Healthcare, Medical Staffing Network Holdings, On Assignment, ATC Healthcare, AMN Healthcare Services and KForce. The industry composite has been determined in good faith by management to represent entities that compete with TeamStaff in certain of its significant business segments. Management does not believe there are any publicly held entities that compete with all TeamStaff’s business segments.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 19, 2006 with respect to each director, each of the named executive officers as defined in Item 402(a) (3), and directors and executive officers of TeamStaff as a group, and to the persons known by TeamStaff to be the beneficial owner of more than five percent of any class of TeamStaff’s voting securities. At December 19, 2006, TeamStaff had 19,278,266 shares of common stock outstanding. The figures stated below are based upon Schedule 13G, Schedule 13G/A, Form 3, and Form 4’s filed with the Securities and Exchange Commission by the named persons.

Name	Number of Shares Currently Owned (1)	Percent of Company’s Outstanding Stock
Ronald Aldrich (2) c/o TeamStaff, Inc. 1545 Peachtree Street, NE Atlanta, GA 30309	7,500	*
Peter Black (3)(13)(14) c/o TeamStaff, Inc. 1545 Peachtree Street, NE Atlanta, GA 30309	7,500	*
Martin J. Delaney (4) c/o TeamStaff, Inc. 1545 Peachtree Street, NE Atlanta, GA 30309	57,235	*
Karl W. Dieckmann (5) c/o TeamStaff, Inc. 1545 Peachtree Street, NE Atlanta, GA 30309	105,924	*
Ben J. Dyer (6) c/o TeamStaff, Inc. 1545 Peachtree Street, NE Atlanta, GA 30309	43,126	*
Rick J. Filippelli (7) c/o TeamStaff, Inc. 1545 Peachtree Street, NE Atlanta, GA 30309	100,000	*
James D. Houston (8) c/o TeamStaff, Inc. 1545 Peachtree Street, NE Atlanta, GA 30309	0	*
T. Stephen Johnson (9) c/o TeamStaff, Inc. 1545 Peachtree Street, NE Atlanta, GA 30309	284,011	1.47%
T. Kent Smith (10) c/o TeamStaff, Inc. 1545 Peachtree Street, NE Atlanta, GA 30309	500,000	2.59%
Bernard J. Korman (11) 2129 Chestnut Street Philadelphia, PA 19103	2,300,000	11.93%
Nationwide Financial Services (12) One Nationwide Plaza Mail Stop 01-12-13 Columbus, OH 43215	2,256,488	11.70%

Name	Number of Shares Currently Owned (1)	Percent of Company’s Outstanding Stock
Wynnefield Capital Management, LLC (13) 450 Seventh Ave New York, NY 10123	1,740,875	9.03%
Wynnefield Capital Inc. (14) 450 Seventh Ave New York NY 10123	599,625	3.11%
Hummingbird Value Fund (15) 460 Park Avenue, 12th Flr. New York NY 10022	698,995	3.63%
Hummingbird Microcap Value Fund (16) 460 Park Avenue, 12th Flr. New York NY 10022	636,115	3.30%
All officers and directors as a group (9) persons (2, 3, 4, 5, 6, 7, 8, 9, 10, 13, 14)	3,445,796	17.87%

*	Less than 1 percent.

1.	Ownership consists of sole voting and investment power except as otherwise noted.

2.	Includes options to purchase 7,500 shares of TeamStaff’s common stock and excludes unvested options to purchase 5,000 shares of TeamStaff’s common stock.

3.	Includes options to purchase 7,500 shares of TeamStaff’s common stock and excludes unvested options to purchase 5,000 shares of TeamStaff’s common stock. Mr. Black is a member of the Company’s Board of Directors and is an Investment Analyst and Portfolio Manager at Wynnefield Capital, Inc. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

4.	Includes options to purchase 15,000 shares of TeamStaff’s common stock and excludes unvested options to purchase 5,000 shares of TeamStaff’s common stock.

5.	Includes options to purchase 20,000 shares of TeamStaff’s common stock and excludes unvested options to purchase 5,000 shares of common stock.

6.	Includes options to purchase 20,000 shares of TeamStaff’s common stock and excludes unvested options to purchase 5,000 shares of TeamStaff’s common stock.

7.	Includes options to purchase 100,000 shares of TeamStaff’s common stock. Excludes 50,000 unvested shares of restricted stock.

8.	Excludes 30,000 unvested shares of restricted stock.

9.	Includes an aggregate of 147,790 shares owned by or on behalf of certain of the holder’s family members and as to which shares the listed holder expressly disclaims beneficial ownership. Includes options to purchase 20,000 shares of TeamStaff’s common stock, and excludes unvested options to purchase 5,000 shares of TeamStaff’s common stock.

10.	Includes options to purchase 500,000 shares of TeamStaff’s common stock. Excludes 60,000 unvested shares of restricted stock.

11.	Beneficial ownership is based on Schedule 13D filed with the Securities and Exchange Commission.

12.	Nationwide Financial Services obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.

13.	Beneficial ownership is based upon Schedule 13G, Schedule 13G/A, Form 3, and Form 4’s filed with the Securities and Exchange Commission. Mr. Peter Black, one of our directors, is an affiliate of Wynnefield Capital and its affiliated entities. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

14.	Beneficial ownership is based upon Schedule 13G, Schedule 13G/A, Form 3, and Form 4’s filed with the Securities and Exchange Commission. Mr. Peter Black, one of our directors, is an affiliate of Wynnefield Capital and its affiliated entities. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

15.	Beneficial ownership is based upon Schedule 13D filed with the Securities and Exchange Commission. Includes 118,750 shares issuable upon exercise of warrants to purchase common stock.

16.	Beneficial ownership is based upon Schedule 13D filed with the Securities and Exchange Commission. Includes 118,750 shares issuable upon exercise of warrants to purchase common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended September 30, 2006, except for the following Form 4’s, which were filed late:

1.	With respect to certain grants of restricted stock made on April 27, 2006, which filings were made on or about July 12, 2006: Mr. Smith (grant of 60,000 shares of restricted stock); Mr. Filippelli (grant of 50,000 shares of restricted stock); Mr. Houston (grant of 30,000 shares of restricted stock); and

2.	With respect to certain grants of options to purchase 5,000 shares each relative to annual director option grants made on September 1, 2006, which filings were made on or about September 14, 2006: Mr. Aldrich, Mr. Black, Mr. Delaney, Mr. Dieckmann, Mr. Dyer and Mr. Johnson.

The Company does not believe the late filings to constitute material events, since in the case of restricted stock the price of Company stock on the date of filing ($1.26) did not exceed the market price on the grant date ($1.70). Further, in the case of board options, the price of Company stock on the date of filing ($1.33) did not materially exceed the market price on the grant date ($1.29). Moreover, board options are granted annually on September 1. The Company has instituted additional controls to ensure timely Form 4 filings as well as Sarbanes-Oxley compliance in the future with respect to such Form 4 filings.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning employment and severance agreements with, and compensation of, the Corporation’s present executive officers and directors, see ‘‘Executive Compensation.’’ The Directors’ Plan provides that directors, upon joining the Board, and for one year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended September 30, 2006 and September 30, 2005, and fees billed for other services rendered by our independent auditors during those periods.

	Fiscal Years Ended September 30,
	2006	2005
Audit Fees (1)	$180,000	$132,000
Audit-Related Fees (2)	1,000	94,000
Tax Fees (3)	149,000	198,000
All Other Fees (4)	10,000	1,000
Total	$340,000	$425,000

(1)	Audit services consist of audit work performed in the examination of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements.

(3)	Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

(4)	Other services consist of those service not captured in the other categories.

Our Audit Committee has determined that the services provided by our independent auditors and the fees paid to them for such services has not compromised the independence of our independent auditors.

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. Prior to engagement of the independent auditor for the next year’s audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year for each of four categories of services provided by the independent auditor to the Audit Committee for approval. The four categories of services provided by the independent auditor are as defined in the footnotes to the fee table set forth above. In addition, management will also provide to the Audit Committee for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Audit Committee will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.

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

EXHIBIT NO.    DESCRIPTION

2.1	—Agreement and Plan of Merger by and among TeamStaff, Inc., TeamSub, Inc and BrightLane.com, Inc., dated as of March 6, 2001, as amended by Amendment No. 1 dated as of March 21, 2001 and Amendment No. 2 dated as of April 6, 2001 (filed as Appendix A to the Proxy Statement/prospectus filed on August 7, 2001, SEC File no. 333-61730, as part of Registrant’s Registration Statement on Form S-4).
2.2.1	—Form of Asset Purchase Agreement between TeamStaff, Inc and Gevity HR, Inc. dated as of November 14, 2003 (filed as Exhibit 2 to Form 8-K dated November 14, 2003).
3.1	—Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).
3.2	—Form of Form of Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to Form 8-K dated April 6, 2001).
3.3	—Amended By-Laws of Registrant adopted as of May 15, 2001 (filed as Exhibit 3.4 to the Registration Statement on Form S-4 File No. 333-61730).
3.4	—Amended and restated by-laws of Registrant adopted as of August 29, 2001 (filed as Exhibit 3.5 to the Registrant’s Form S-3 filed on December 19, 2001).
4.1	—Form of the Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).
4.2	—2000 Employee Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).
4.3	—2000 Non-Executive Director Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).
10.1	—Lease dated May 30, 1997 for office space at 300 Atrium Drive, Somerset, New Jersey (Exhibit 10.6.1 to Form 10-K for the fiscal year ended September 30, 1997).
10.2	—Form of Stock Purchase Agreement dated as of April 6, 2001 between TeamStaff, Inc. and BrightLane.com, Inc. with respect to purchase of Series A Preferred Stock (filed as Exhibit 10.1 to Form 8-K dated April 6, 2001).

10.3	—Form of Escrow Agreement between TeamStaff, Inc. and BrightLane Shareholders with respect to the placement of 150,000 shares into escrow by the BrightLane shareholders (filed as Appendix B to the proxy statement/prospectus filed on August 7, 2001 SEC File No. 333.61730).
10.4	—Form of Severance Agreement dated as of May 22, 2002 between the Registrant and Donald Kappauf (filed as Exhibit 10.12 to the Form 10-K filed on February 10, 2003).
10.5	—Form of Severance Agreement dated as of May 22, 2002 between the Registrant and Donald Kelly (filed as Exhibit 10.13 to the Form 10-K filed on February 10, 2003).
10.6	—Form of Employment Agreement made as of June 18, 2003 between TeamStaff, Inc. and T. Kent Smith (filed as Exhibit 10.16 to the Form 10-K filed on December 23, 2004).
10.7	—Form of Securities Purchase Agreement dated as of November 5, 2004 including Form of Warrant (filed as Exhibit 10.1 to the Form 8-K filed on November 12, 2004)
10.8	—Form of Asset Purchase Agreement by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and Teamstaff Rx, Inc. dated as of November 5, 2004 (filed as Exhibit 10.1 to the Form 8-K filed on November 18, 2004).
10.9	—Form of Agreement for Sale of Goodwill dated as of November 5, 2004 by and between William Lee Booth and TeamStaff Rx, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on November 18, 2004).
10.10	—Form of Client Transfer Agreement as of November 14, 2004, by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff Rx Inc. (filed as Exhibit 10.3 to the Form 8-K filed on November 18, 2004)
10.11	—Form of Employee Incentive Stock Option Certificate and Agreement (filed as Exhibit 10.13 to the Form 10-K filed on December 23, 2004).
10.12	—Form of Employee Non-Qualified Stock Option Certificate and Agreement (filed as Exhibit 10.14 to the Form 10-K filed on December 23, 2004).
10.13	—Form of 2000 Director Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.15 to the Form 10-K filed on December 23, 2004).
10.14	—Form of Employee Incentive Stock Option Certificate and Agreement dated as of June 18, 2003 between TeamStaff, Inc. and T. Kent Smith. (filed as Exhibit 10.16 to the Form 10-K filed on December 23, 2004).
10.15	—Form of Lease for our business premises located at 18167 U.S. Highway 19N, Suite 400, Clearwater, Fl 33764 (filed as Exhibit 10.1 to Form 8-K dated February 29, 2005).
10.16	—Form of Stock Purchase Agreement among TeamStaff, Inc. and the Shareholders of RS Staffing Services, Inc. dated as of May 26, 2005 (filed as Exhibit 10.1 to Form 8-K dated June 8, 2005).
10.16.1	—Form of Note dated June 8, 2005 issued by TeamStaff, Inc. to Roger Staggs (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).
10.16.2	—Form of Note dated June 8, 2005 issued by Team Staff, Inc. to Barry Durham (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).
10.16.3	—Form of Employment Agreement between TeamStaff, Inc. and Roger Staggs, dated as of June 8, 2005
10.16.4	—Form of Employment Agreement between TeamStaff, Inc. and Barry Durham, dated as of June 8, 2005.

10.17	—Form of Revolving Credit Agreement, Promissory Notes and related documents between TeamStaff, Inc. and PNC Bank, NA, dated as of June 8, 2005 (filed as Exhibits 10.4 and 10.5 to the Form 10-Q filed on August 12, 2005).
10.18	—Form of Employment Agreement between TeamStaff, Inc. and T. Kent Smith, dated as of June 30, 2005 (filed as Exhibit 10.1 to the Form 8-K filed on July 14, 2005).
10.19	—Form of Employment Agreement between TeamStaff, Inc. and Rick J. Filippelli, dated as of June 30, 2005 (filed as Exhibit 10.2 to the Form 8-K filed on July 14, 2005).
10.20	—Form of Settlement Agreement between TeamStaff, Inc. and the CNA Entities dated as of October 10, 2005 (filed as Exhibit 10.1 to the Form 8-K filed on October 20, 2005).
10.21	—Form of Lease dated as of November 18, 2005 between TeamStaff, Inc. and One Peachtree Pointe Associates, LLC (file as Exhibit 10.1 to the Form 10-Q filed on February 14, 2006).
10.22	—TeamStaff, Inc. 2006 Long Term Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2006).
10.23	—Form Notice of Restricted Stock Bonus Award and Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2006)
10.24	—Form of Asset Purchase Agreement, Exhibits and Schedules re: sale of DSI Payroll Services to CompuPay, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on June 1, 2006).
10.25	—Form of Settlement Agreement and Exhibits (Stock Purchase Agreement and Lock-Up Agreement re: TeamStaff, Inc. and Atomic Fusion filed as Exhibit 10-1 to the Form 8-K filed on June 6, 2006).
10.26*	—Form of Director Stock Option Agreement for options granted September 1, 2006.
10.27*	—Form of Change in Control Agreement with James D. Houston dated October 31, 2006
21.0*	—Subsidiaries of Registrants.
23.1*	—Consent of Lazar Levine and Felix LLP.
31.1*	—Certification of Chief Executive Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
31.2*	—Certification of Chief Financial Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)
32.1*	—Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
(c)	Exhibits. See Item (a)(3) above.
(d)	Valuation of qualifying accounts. See Schedule I annexed to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.

/s/ T. Kent Smith T. Kent Smith President and Chief Executive Officer
/s/ Rick Filippelli Rick Filippelli Vice President, Finance and Chief Financial Officer

Dated: December 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. Stephen Johnson	Chairman of the Board	December 19, 2006

T. Stephen Johnson

/s/ Karl W. Dieckmann	Vice-Chairman of the Board	December 19, 2006

Karl W. Dieckmann

/s/ Ron Aldrich	Director	December 19, 2006

Ron Aldrich

/s/ Peter Black	Director	December 19, 2006

Peter Black

/s/ Martin J. Delaney	Director	December 19, 2006

Martin J. Delaney

/s/ Ben J. Dyer	Director	December 19, 2006

Ben J. Dyer

/s/ T. Kent Smith	President, Chief Executive Officer and Director	December 19, 2006

T. Kent Smith

/s/ Rick Filippelli	Chief Financial Officer, Principal Accounting Officer	December 19, 2006

Rick Filippelli

TeamStaff, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Page
Report Of Registered Independent Public Accountants	F-2
Consolidated Balance Sheets As Of September 30, 2006 and 2005	F-3
Consolidated Statements Of Operations and Comprehensive Loss For the Years Ended September 30, 2006, 2005, and 2004	F-5
Consolidated Statements Of Shareholders’ Equity For The Years Ended September 30, 2006, 2005, and 2004	F-6
Consolidated Statements Of Cash Flows For The Years Ended September 30, 2006, 2005, and 2004	F-7
Notes To Consolidated Financial Statements	F-9
Schedule I – Valuation And Qualifying Accounts For The Years Ended September 30, 2006, 2005, and 2004	S-1
Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
TeamStaff, Inc.
Somerset, NJ

We have audited the accompanying consolidated balance sheets of TeamStaff, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TeamStaff, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Lazar Levine & Felix LLP Lazar Levine & Felix LLP

New York, NY
December 15, 2006

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 AND 2005
(AMOUNTS IN THOUSANDS)

ASSETS	September 30, 2006	September 30, 2005

CURRENT ASSETS:
Cash and cash equivalents	$2,157	$1,304
Accounts receivable, net of allowance for doubtful accounts of $44 and $8 as of September 30, 2006 and September 30, 2005, respectively	8,712	8,890
Deferred tax asset	—	634
Prepaid workers’ compensation	1,094	1,461
Other current assets	923	1,146
Total current assets	12,886	13,435
EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,333	2,723
Computer equipment	556	516
Computer software	898	1,250
Leasehold improvements	177	177
	4,964	4,666
Less accumulated depreciation and amortization	(4,085)	(3,819)
Equipment and improvements, net	879	847
DEFERRED TAX ASSET, net of current portion	—	17,848
TRADENAME	4,569	4,569
GOODWILL	11,986	9,911
OTHER ASSETS:
Prepaid workers’ compensation, net of current portion	350	2,200
Other assets	106	236
Total other assets	456	2,436
ASSETS HELD FOR SALE	—	1,008
TOTAL ASSETS	$30,776	$50,054

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 AND 2005
(AMOUNTS IN THOUSANDS)

LIABILITIES AND SHAREHOLDERS’ EUQITY	September 30, 2006	September 30, 2005

CURRENT LIABILITIES:
Bank line of credit	$—	$4,006
Notes payable	1,500	1,543
Current portion of captial lease obligations	61	70
Accrued workers’ compensation	—	2,050
Accrued payroll	1,687	1,463
Accrued pension liability	210	294
Accounts payable	3,207	1,537
Accrued expenses and other current liabilities	1,818	1,866
Total current liabilities	8,483	12,829
CAPITAL LEASE OBLIGATIONS, net of current portion	247	72
NOTES PAYABLE, net of current portion	—	1,500
ACCRUED PENSION LIABILITY, net of current portion	388	578
LIABILITIES FROM DISCONTINUED OPERATIONS	454	763
Total liabilities	9,572	15,742
COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 19,285 at September 30, 2006 and September 30, 2005; outstanding 19,278 at September 30, 2006 and September 30, 2005	19	19
Additional paid-in capital	68,684	68,615
Accumulated deficit	(47,387)	(34,140)
Accumulated comprehensive loss	(88)	(158)
Treasury stock, 7 shares at cost at September 30, 2006 and September 30, 2005	(24)	(24)
Total shareholders’ equity	21,204	34,312
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,776	$50,054

The accompanying notes to consolidated financial statements
are an integral part of these consolidated balance sheets

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended September 30,
	2006	2005	2004
REVENUES	$74,968	$51,179	$32,856
DIRECT EXPENSES	62,457	42,053	26,880
Gross profit	12,511	9,126	5,976
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,037	12,941	10,258
DEPRECIATION AND AMORTIZATION	381	422	342
Loss from operations	(1,907)	(4,237)	(4,624)
OTHER INCOME (EXPENSE)
Interest income	76	48	38
Interest expense	(539)	(211)	(81)
Other income	160	180	232
	(303)	17	189
Loss from continuing operations before tax	(2,210)	(4,220)	(4,435)
INCOME TAX (EXPENSE) BENEFIT	(16,017)	1,604	1,686
Loss from continuing operations	(18,227)	(2,616)	(2,749)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Income (loss) from operations, net of tax (expense) benefit of $(265), $(70), and $253, respectively	427	126	(403)
Income (loss) from disposal, net of tax (expense) benefit of $(2,825), $0, and $575, respectively	4,553	1	(927)
	4,980	127	(1,330)
Net loss	(13,247)	(2,489)	(4,079)
OTHER COMPREHENSIVE INCOME (EXPENSE)
Minimum pension liability adjustment, net of tax	70	153	(38)
COMPREHENSIVE LOSS	$(13,177)	$(2,336)	$(4,117)
EARNINGS PER SHARE – BASIC & DILUTED
Loss from continuing operations	$(0.95)	$(0.14)	$(0.18)
Income (loss) from discontinued operations	0.26	0.00	(0.08)
Net loss	$(0.69)	$(0.14)	$(0.26)
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	19,278	18,206	15,714
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	19,278	18,206	15,714

The accompanying notes to consolidated financial statements
are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Retained Earnings Deficit	Treasury Stock		Other Comprehensive Loss	Total Shareholder’s Equity
	Shares	Amount			Shares	Amount
BALANCE, September 30, 2003	16,267	$16	$65,256	($27,572)	553	($2,317)	($273)	$35,110
Common stock retirement from treasury	(546)		(2,293)		(546)	2,293		—
Minimum pension liability adjustment							(38)	(38)
Net loss				(4,079)				(4,079)
BALANCE, September 30, 2004	15,721	16	62,963	(31,651)	7	(24)	(311)	30,993
Common stock issued in connection with private stock offering, net of expense	2,392	2	3,455					3,457
Common stock issued in connection with acquisition of RS Staffing Services	1,207	1	1,749					1,750
Warrants granted in connection with private stock offering			498					498
Minimum pension liability adjustment							153	153
Return of shares related to forgiveness of shareholder note	(35)		(50)					(50)
Net loss				(2,489)				(2,489)
BALANCE, September 30, 2005	19,285	19	68,615	(34,140)	7	(24)	(158)	34,312
Minimum pension liability adjustment							70	70
Expense related to Director stock options			17					17
Expense related to Restricted Stock grants			52					52
Net loss				(13,247)				(13,247)
BALANCE, September 30, 2006	19,285	$19	$68,684	($47,387)	7	($24)	($88)	$21,204

The accompanying notes to consolidated financial statements
are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended September 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,247)	$(2,489)	$(4,079)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities, net of acquired businesses:
Depreciation and amortization	381	422	369
Compensation expense related to director stock option grants	17	—	—
Compensation expense related to employee restricted stock grants	52	—	—
Deferred income taxes	18,482	(1,575)	1,444
Provision for doubtful accounts	36	30	12
Gain on sale of DSI Payroll Services division	(4,553)	—	—
Changes in operating assets and liabilities, net of acquired businesses:
Decrease (increase) in accounts receivable	142	(1,764)	1,946
Decrease (increase) in other current assets	822	(35)	55
Decrease (increase) in other assets	1,969	1,248	(3,705)
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(203)	1,242	(3,390)
(Decrease) increase in pension liability	(274)	(556)	(296)
Decrease (increase) in restricted cash	—	1,800	(536)
Cash flow from discontinued operations	5,035	(515)	4,620
Net cash provided by (used in) operating activities	8,659	(2,192)	(3,560)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, leasehold improvements and software	(146)	(87)	(18)
Payment for acquisition of RS Staffing Services, net of cash acquired	(2,075)	(2,847)	—
Payment for acquisition of Nursing Innovations	—	(1,866)	—
Cash flow from discontinued operations	419	(160)	2,366
Net cash (used in) provided by investing activities	(1,802)	(4,960)	2,348
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	58,434	32,084	—
Payment on revolving line of credit	(62,440)	(28,078)	—
Repayments on capital lease obligations	(95)	(238)	(69)
Principal payments on notes payable	(1,775)	(178)	—
Payment of bank line of credit acquired from RS Staffing Services	—	(2,560)	—
Proceeds from capital lease	—	—	50
Net proceeds from issuance of common stock, net of expense	—	3,956	—
Net comprehensive income (loss) on pension	70	153	(38)
Cash flow from discontinued operations	(198)	257	—
Net cash (used in) provided by financing activities	(6,004)	5,396	(57)
Net increase (decrease) in cash and cash equivalents	853	(1,756)	(1,269)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,304	3,060	4,329
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,157	$1,304	$3,060
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$539	$222	$81
Income taxes	$194	$212	$60

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITY:

For the fiscal year ended September 30, 2006:

During the twelve months ended September 30, 2006, the company recorded $396,000 in notes payable related to the funding of the RS Staffing workers’ compensation insurance policy renewal. The policy and note was cancelled after six months, effective March 15, 2006, and refinanced with a new carrier for the final six months of the policy term. The company recorded $232,000 in notes payable related to this renewal.

The Company recorded $303,000 in capital leases during the twelve months ended September 30, 2006.

The accompanying notes to consolidated financial statements
are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006, 2005 AND 2004

(1)    ORGANIZATION AND BUSINESS:

TeamStaff, Inc., a New Jersey corporation (‘‘TeamStaff’’ or the ‘‘Company’’), was founded in 1969 as a payroll service company and evolved into a national provider of payroll and temporary and permanent medical and administrative staffing services. TeamStaff has offices located in Clearwater, Florida; Memphis, Tennessee; Monroe, Georgia; Atlanta, Georgia; and Somerset, New Jersey.

When we use the term ‘‘TeamStaff,’’ or the ‘‘Company’’ we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and our TeamStaff Rx, Inc. (including its Nursing Innovations division) and RS Staffing Services, Inc. wholly-owned subsidiaries. TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff V, Inc., TeamStaff VI, Inc., TeamStaff Insurance Services, Inc., TeamStaff VIII, Inc., Employer Support Services, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization (‘‘PEO’’) business in fiscal year 2004 and other Company business changes, these ‘‘other’’ subsidiaries are not actively operating.

TeamStaff provides specialized medical, nursing and administrative staffing services. TeamStaff provides allied healthcare and nursing professionals and administrative personnel through three staffing units. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing allied medical employees and nurses, especially ‘‘travel’’ staff (typically on a thirteen-week assignment basis). Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for over 200 client facilities. TeamStaff Rx’s Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. Nursing Innovations places temporary employees at over 130 client facilities. The Company’s RS Staffing subsidiary specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration and Veterans Affairs. RS Staffing places temporary employees at over 75 facilities.

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

Revenue Recognition-

From October 1, 2005 through May 31, 2006, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services. Effective May 31, 2006, TeamStaff sold substantially all of the assets of its DSI Payroll

Services division (see Note 4), and as a result, as of September 30, 2006 TeamStaff operated in only one segment, which is the temporary and permanent medical and administrative staffing business.

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

TeamStaff’s customer base consists of over 400 client companies as of September 30, 2006. Substantially all of the customers of our TeamStaff Rx, Inc. and Nursing Innovations subsidiary are engaged in the healthcare industry. Substantially all of the business of RS Staffing Services, Inc. is accomplished through contracts with the General Services Administration and Veterans Affairs. Credit, when given, is generally granted on an unsecured basis.

Cash Equivalents-

For purposes of the statements of cash flows, TeamStaff considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash-

TeamStaff had restricted cash related to collateral for a letter of credit to Zurich for its workers’ compensation program. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. As of September 30, 2006, the company had no restricted cash.

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

Fair Value-

TeamStaff has financial instruments, none of which are held for trading purposes. TeamStaff estimates that the fair value of all financial instruments at September 30, 2006 and 2005, does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by TeamStaff using available market information and appropriate valuation methodologies. Considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that TeamStaff could realize in a current market exchange.

Equipment and Improvements-

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements.

Advertising Costs-

The Company expenses advertising costs as they are incurred. Total advertising costs were $0.3 million in each of the fiscal years ended September 30, 2006, 2005, and 2004.

Occupancy Lease Commitments-

The Company has occupancy leases with various payment terms to include a fixed payment schedule over the lease term, variable payment schedule over the lease term, or a lease that may have a rent abatement period or ‘‘rent holiday’’ period. The Company records occupancy expense using the straight-line method over the lease term, regardless of actual payment terms.

Acquired Intangible Assets-

Acquired intangible assets consist of trade name of $4.6 million at September 30, 2006 and 2005. TeamStaff determined that no impairment of its tradename existed as of September 30, 2006. TeamStaff will continue to review annually its remaining indefinite life intangible assets for possible impairment or loss of value.

Impairment of Goodwill-

Goodwill is assigned to specific reporting units and, in accordance with SFAS 142, is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value. All goodwill is attributable to the staffing services reporting units. TeamStaff determined that no impairment of its remaining goodwill existed as of September 30, 2006. TeamStaff will continue to review annually its remaining goodwill for possible impairment or loss of value.

Goodwill-

(Amounts in thousands)

Balance as of September 30, 2005	$9,911
Additional consideration for acquisition	2,075
Balance as of September 30, 2006	$11,986

$1.7 million of goodwill was recorded as part of the acquisition of the assets of Nursing Innovations on November 14, 2004, all of which is deductible for tax purposes. $8.6 million of goodwill was recorded as part of the acquisition of the stock of RS Staffing Services, effective as of June 4, 2005, none of which is deductible for tax purposes. (See Note 3)

Long-Lived Assets-

TeamStaff reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management of TeamStaff believes that no such events or changes in circumstances have occurred though September 30, 2006. If such events or changes in circumstances are present, a loss is recognized to the extent that the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

Workers’ Compensation-

For the remaining open years through November 17, 2003, the date of sale of its discontinued PEO business, TeamStaff applies loss-development factors to workers’ compensation incurred losses in order to estimate fully developed losses as well as other formula driven methodologies supplied by its current third party administrator. (See Note 10)

Income Taxes-

TeamStaff accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes.’’ Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. SFAS No. 109 also requires that deferred tax assets by reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. (See Note 5)

Reclassifications-

Certain reclassifications have been made to prior years amounts to conform to the current year presentation. These changes include a portion of goodwill related to the acquisition of RS Staffing Services in June 2005 reclassified as trade name, the reclassification of the payroll services segment from continuing operations to discontinued operations as a result of the sale of DSI Payroll Services to CompuPay effective May 31, 2006 (See Note 4) and a change in the presentation of cash flows to begin the reconciliation with net loss rather than net loss from continuing operations.

Stock-Based Compensation-

The Company’s 2006 Long Term Incentive Plan (the ‘‘2006 Plan’’), which is shareholder approved, permits the grant of stock options, stock appreciation rights, restricted stock, performance awards or other stock unit awards (collectively, ‘‘Awards’’) of up to 5,000,000 shares of common stock to all employees and non-employee directors. All Awards under the 2006 Plan are granted at the fair market value of the common stock at the grant date. See Note 11 Shareholders’ Equity for a full description of the 2006 Plan.

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

Effective October 1, 2005, the Company’s plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (‘‘FAS’’) No. 123 (revised 2004), Share-Based Payment (‘‘FAS 123(R)’’), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (‘‘SEC’’) Staff Accounting Bulletin (‘‘SAB’’) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

Stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. As a result of the adoption of FAS 123 (R), the Company’s results for the fiscal year ended September 30, 2006 include share-based compensation expense totaling approximately $17,000. Such amounts have been included in the Consolidated Statements of Operations within operating expenses. The Company recognized related tax benefits associated with its share-based compensation arrangements totaling approximately $6,000 for the fiscal year ended September 30, 2006. As of

September 30, 2006, approximately $12,000 of remaining unrecognized compensation expense related to non-vested stock option awards is expected to be recognized during the next fiscal year.

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

The weighted average assumptions made in calculating the fair values of options are as follows:

	Fiscal years ended September 30,
	2006	2005	2004
Weighted Average Grant Fair Value	$0.43	$0.84	$1.21
Expected term (in years)	4	4	4
Expected volatility	33.8%	47%	68%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.56%	3.56%	3.68%

During the twelve months ended September 30, 2006, TeamStaff granted awards of restricted stock under its 2006 LTIP. An aggregate of 220,000 restricted shares were awarded at the closing price on the award date of $1.70. The restricted shares vest over a three-year period, one-third each year beginning on April 27, 2007. As of September 30, 2006, approximately $322,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 2.6 years.

The following table addresses the additional disclosure requirements of 123(R) in the period of adoption. The table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of FAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period.

(Amounts in thousands, except per share data)	2005	2004
Net loss, as reported	$(2,489)	$(4,079)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(294)	(250)
Pro forma net loss	$(2,783)	$(4,329)
Loss per share:
Basic and diluted – as reported	$(0.14)	$(0.26)
Basic and diluted – pro forma	$(0.15)	$(0.28)

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding.

	Years Ended September 30,
(Amounts in thousands, except per share data)	2006	2005	2004
Weighted average number of common shares outstanding – Basic	19,278	18,206	15,714
Incremental shares for assumed conversions of stock options/warrants	—	—	—
Weighted average number of common and equivalent shares outstanding – Diluted	19,278	18,206	15,714

Stock options and warrants outstanding at September 30, 2006, 2005, and 2004 to purchase 1,491,000, 1,942,000, and 1,252,941 shares of common stock respectively were not included in the computation of Diluted EPS as they were antidilutive due to losses from continuing operations in each of the three years.

Accumulated Comprehensive Loss and Minimum Pension Liability Adjustment-

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The minimum pension liability adjustment, net of income taxes, is recorded as a component of ‘‘Accumulated comprehensive loss’’ on the balance sheet and is reflected in the Statement of Comprehensive Loss as ‘‘Minimum pension liability adjustment, net of tax’’. The Company used a discount rate of 3.0% each to calculate the projected benefit obligation and the periodic benefit cost calculation for the twelve months ended September 30, 2006. The Company recorded a gain from such adjustment, net of tax of $70,000 and $153,000 for the twelve months ended September 30, 2006 and 2005, respectively. The Company recorded a loss from such adjustment, net of tax of $38,000 for the twelve months ended September 30, 2004. At September 30, 2006, 2005 and 2004, accumulated comprehensive loss on the balance sheet reflects the cumulative balance due to the minimum pension liability adjustment.

Recent Accounting Standards:

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a ‘‘dual approach’’ because it requires quantification of errors under both the iron curtain and the rollover methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the ‘‘dual approach’’ had always been used or (ii) recording the cumulative effect of initially applying the ‘‘dual approach’’ as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

We will adopt the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending after December 31, 2006. We are in the process of evaluating the impact, if any, on our financial statements of initially applying the provisions of SAB 108.

On September 15, 2006, the Financial Accounting Standard Board issued SFAS 157 ‘‘Fair Value Measurements’’ that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this pronouncement effective for fiscal year beginning October 1, 2008. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS 158 ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R).’’ SFAS 158 requires an employer and sponsors one or more single employer defined benefit plans to recognize the funded status of a benefit plan; recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that may arise during the period; measure defined benefit plan assets and obligations as of the employer’s fiscal year; and, enhances footnote disclosure.

For fiscal years ending after December 15, 2006 employers with equity securities that trade on a public market are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the enhanced footnote disclosures. For fiscal years ending after December 15, 2008 employers are required to measure plan assets and benefit obligations. We are currently evaluating the impact of adopting this pronouncement on our financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. We will adopt this FSP from its effective date. We currently do not believe that its adoption will have any impact on our financial statements.

(3)    BUSINESS COMBINATIONS:

Acquisition of RS Staffing Services, Inc.:

On June 8, 2005 TeamStaff, Inc. completed its acquisition of RS Staffing Services, Inc., a privately held Georgia corporation, pursuant to the terms of a Stock Purchase Agreement dated as of May 26, 2005. RS Staffing, headquartered in Monroe, GA, specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration (‘‘GSA’’) and Veterans Affairs (‘‘VA’’). Closing of the transaction was completed for accounting purposes as of June 4, 2005. TeamStaff acquired all of the capital stock of RS Staffing for a purchase price of $8 million consisting of $3.25 million in cash, $3 million in a 2-year note, and $1.75 million in TeamStaff common stock (1,206,896 shares). The shares are restricted shares and can only be sold in accordance with the provisions of Rule 144 of the Securities Act of 1933. The Sellers guaranteed a minimum net worth of $1.4 million and any amounts above or below this amount after a finalized accounting at one year post acquisition, were subject to a purchase price adjustment. As a result, for the quarter ended June 30, 2006, a downward purchase price adjustment in the amount of approximately $132,000 was made and deducted from the amount due under the first installment of the note payable. In addition, there was a one-year earn out of up to $2.0 million based upon the achievement of specified performance targets for the business. The performance targets were met and the Company made payment of the full amount on August 14, 2006. Principals of RS Staffing, namely Roger Staggs and Barry Durham, initially continued as management of RS pursuant to employment agreements with each of them. Barry Durham resigned his position effective as of December, 2005. Roger Staggs’ employment agreement expired on June 4, 2006 and was not renewed. The acquisition agreement also provided for mutual indemnification for breaches of representations and warranties. Further, the note issued by TeamStaff as part of the purchase price bears interest at 5% per annum, of which one half has been paid and the remainder is payable in June 2007, and is secured by a lien on certain assets of the business, subordinate to any liens granted in connection with financing for the transaction. The Company paid $1.5 million of the note payable plus accrued interest of $150,000 on June 8, 2006. In connection with the acquisition, TeamStaff obtained financing from PNC Bank, National Association.

The following table summarizes the revised estimated fair values of the assets acquired and liabilities assumed:

(Amounts in thousands)

Current assets	$5,865
Property, plant, and equipment	204
Goodwill	8,590
Tradename	370
Other assets	75
Total assets acquired	15,104
Current liabilities	4,680
Long term liabilities	39
Total liabilities assumed	4,719
Net assets acquired	$10,385

Included in Goodwill is $330,000 of expenses directly related to the acquisition.

Acquisition of Certain Assets of Nursing Innovations, Inc.:

On November 14, 2004, TeamStaff’s medical staffing subsidiary, TeamStaff Rx, Inc. acquired the assets of the staffing business of Nursing Innovations, Inc., a Memphis, Tennessee-based provider of travel and per diem nurses. The terms of the agreement provided for TeamStaff Rx to acquire certain assets from Nursing Innovations and its primary shareholder. The combined purchase price was approximately $1.8 million, of which $180,000 was held in an escrow account for a period of one year to provide security for the sellers’ indemnification obligations. The purchase price was subject to downward adjustment based upon the percentage of former Nursing Innovations business that successfully transferred to TeamStaff Rx. Subsequent to the balance sheet date, it was determined that no additional purchase price adjustment was due after the first year and on November 18, 2005, the Company authorized the release of the $180,000 of funds held in escrow to the sellers. In addition, there are certain deferred purchase price provisions which may increase the total purchase price based upon the performance of the former Nursing Innovations business during the two years following closing of the transaction. It was determined that no additional purchase price was due for both years of the two year earn-out period.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

(Amounts in thousands)

Property, plant and equipment	$185
Goodwill	1,681
Total assets acquired	1,866
Total liabilities assumed	—
Net assets acquired	$1,866

Included in Goodwill is $66,000 of expenses directly related to the acquisition.

The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and acquired companies as if the acquisitions had occurred on October 1, 2003, the beginning of the earliest period presented.

	Years Ended September 30,
	2005	2004
(amounts in thousands)
Revenues	$82,794	$84,102
Net loss	$(2,318)	$(3,527)
Loss per share – basic and diluted	$(0.12)	$(0.18)

The number of common shares outstanding used to calculate pro forma loss per share have been adjusted to include 2,392,000 shares issued as the source of financing for the Nursing Innovations acquisition and 1,206,896 shares issued as part of the RS Staffing Services acquisition, as if these shares had been outstanding as of the earliest period presented.

These proforma results for the fiscal year ended September 30, 2005 include $175,000 of additional expense recorded by RS Staffing, prior to acquisition, predominately related to outstanding former employee claims, as well as $300,000 of non recurring incentives paid to its owners, prior to the acquisition. This table also does not reflect cost savings of approximately $115,000 and $417,000 for the twelve months ended September 30, 2005 and 2004, respectively, that would have potentially been eliminated due to cost synergies between the companies as part of the acquisition.

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

Net revenues for the PEO segment for fiscal years ended September 30, 2006, 2005, and 2004 were $0, $0, and $12.1 million, respectively.

Effective May 31, 2006, the Company sold substantially all of the assets of its DSI Payroll Services division to CompuPay, Inc. for $9.0 million. The general terms of the transaction were an all-cash sale for $9.0 million, subject to an escrow of $250,000 for potential post-closing contingencies. On November 30, 2006, CompuPay released $125,000 of the escrow to TeamStaff and is scheduled to release the remaining escrow on May 31, 2007. The agreement called for minimum working capital requirements that resulted in a purchase price adjustment of $248,677, which was paid to TeamStaff on September 11, 2006. The sale also included a transition agreement whereby CompuPay would sublease certain office space at DSI’s current location from TeamStaff, Inc., among other standard agreements.

Net revenues for the DSI Payroll Services division for fiscal years ended September 30, 2006, 2005, and 2004 were $3.5 million, $4.6 million, and $4.4 million, respectively.

The following chart details assets and liabilities from all discontinued operations:

	For Fiscal Years Ended September 30,
	2006	2005
ASSETS
Accounts receivable	$—	$580
Other current assets	—	9
Total current assets	—	589
Fixed assets	—	637
Accumulated depreciation	—	(218)
Net fixed assets	—	419
Total assets	$—	$1,008
LIABILITIES
Current portion capital leases	—	$50
Accrued payroll	—	49
Accrued expenses and other current liabilities	454	516
Total current liabilities	454	615
Long term capital leases	—	148
Total liabilities	$454	$763

Liability Balances (amounts in thousands)	September 30, 2005 Balance	Expensed This Year	Paid This Year	September 30, 2006 Balance
Current portion capital leases	$50	$—	$(50)	$—
Accrued payroll	49	—	(49)	—
Accrued expenses and other current liabilities	516	654	(716)	454
Long term capital leases	148	—	(148)	—
Total	$763	$654	$(963)	$454

(5)    INCOME TAXES:

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carryforwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax asset was necessary. In fiscal 2006, the deferred tax asset was reduced by $16.9 with a corresponding adjustment to the provision for income taxes. The net carrying value of the deferred tax asset is $0 at September 30, 2006. The establishment of the deferred tax asset allowance does not preclude the Company from reversing a portion or all of the allowance in future periods if the Company believes the positive evidence is sufficient enough to utilize at least a portion of the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry-forward limitations and periods permitted by tax law.

The company has available $28.3 in net operating loss carry forwards that expire at various dates through 2025.

An analysis of TeamStaff’s deferred tax asset and liability is as follows-

(Amounts in thousands)

	Years Ended September 30,
	2006	2005
Deferred income tax asset:
Net operating loss carry forwards and tax credits	$16,856	$18,620
Workers’ compensation reserves	(459)	(527)
Occupancy leases	124	143
Pension	153	207
Deferred rent	76	41
Accrued liabilities	150	83
Other items, net	(49)	(85)
Valuation allowance	(16,851)	—
	$—	$18,482

The significant components of the provision for income taxes from continuing operations are summarized as follows-

(Amounts in thousands)

	Years Ended September 30,
	2006	2005	2004
Current (benefit)	$(834)	$(1,634)	$(242)
Deferred expense (benefit)	16,851	30	(1,444)
Total expense (benefit)	$16,017	$(1,604)	$(1,686)

The following table indicates the significant elements contributing to the difference between the Federal statutory rates and TeamStaff’s effective tax rate for continuing operations-

(Amounts in thousands)

	Years Ended September 30,
	2006	2005	2004
Federal statutory rate	$(746)	$(1,435)	$(1,508)
State taxes, net of federal income tax benefit	(88)	(169)	(178)
Valuation allowance	16,851	—	—
	$16,017	$(1,604)	$(1,686)

(6)    DEBT:

In connection with the acquisition of RS Staffing Services, Inc. (see Note 3), TeamStaff secured financing with PNC Bank, National Association in the form of a $7.0 million revolving credit facility. The credit facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances under the credit facility bear interest at either a PNC bank internal rate that approximates the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants.For the period ended September 30, 2006, PNC Bank amended the covenants to replace the debt service coverage ratio with a minimum combined cash and line availability requirement. For the fiscal year ended September 30, 2006, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC a lien and security interest on all of its assets. The facility was paid off with the proceeds from the sale of DSI Payroll Services on May 31, 2006 and the line has not been drawn upon since that date. As of fiscal year ended September 30, 2006, there was no debt outstanding under the Credit Facility and $5.5 million of unused availability under the line, based on billed accounts receivable. The interest rate effective at September 30, 2006 was 8.5%.

In connection with the acquisition of RS Staffing, TeamStaff issued two promissory notes to the former owners of RS Staffing as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by PNC Bank described above. One half of the principal and interest was due on June 8, 2006 and payment was made in the amount of $1.65 million. The remaining principal and interest is due in June 2007.

Long-term debt from continuing operations at September 30, 2006 and 2005 consists of the following-

(Amounts in thousands)

	2006	2005
Notes payable	$1,500	$3,043
Less – current portion	(1,500)	(1,543)
Long-term debt	$—	$1,500

(7)    CAPITAL LEASES:

The company leases certain office equipment under non-cancelable capital lease agreements that expire at various dates through 2011. Terms range from 36 to 63 months. Interest rates range from 1.0% to 13.3%. As of September 30, 2006, the company has recorded $1.0 million in gross capital leases and accumulated depreciation of $0.7 million.

Future minimum lease payments at September 30, 2006 are as follows:

(amounts in thousands)

Fiscal year:
2007	$83
2008	83
2009	82
2010	69
2011	51
Total minimum lease payments	368
Amounts representing interest	(60)
308
Less current portion	(61)
Long term portion of capital leases	$247

(8)    OTHER CURRENT ASSETS:

Other current assets at September 30, 2006 and 2005 consist of the following-

(amounts in thousands)

	2006	2005
Miscellaneous receivables	$474	$516
Prepaid insurance	242	283
Miscellaneous prepaid expense	72	117
Security deposits	99	181
Other miscellaneous current assets	36	49
	$923	$1,146

(9)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Included in accrued expenses and other current liabilities at September 30, 2006 was $0.5 million in accrued income taxes.

(10)    COMMITMENTS AND CONTINGENCIES:

Leases-

Minimum payments net of sublease income, under non-cancelable operating lease obligations at September 30, 2006 are as follows-

(Amounts in thousands)

Years Ending September 30,
2007	$523
2008	369
2009	380
2010	392
2011	196
$1,860

Rent expense net of sublease income, under all operating leases in fiscal year ended September 30, 2006, was $0.7 million, of which $0.5 million is attributed to continuing operations and $0.2 million is attributed to discontinued operations. Rent expense net of sublease income, under all operating leases in fiscal year ended September 30, 2005, was $1.1 million, of which $0.7 million was attributed to continuing operations and $0.4 million was attributed to discontinued operations. Rent expense net of sublease income, under all operating leases in fiscal year ended September 30, 2004, was $2.6 million, of which $0.8 million was attributed to continuing operations and $1.8 million was attributed to discontinued operations.

The PEO office space located in Boca Raton, Florida has been subleased by GevityHR, Inc for a remaining lease term as of September 30, 2006, of 9 months for approximately $142,000. A portion of the office space located in Somerset, New Jersey has been subleased by CompuPay, Inc. for a remaining lease term as of September 30, 2006, of 8 months for $95,000.

Workers’ Compensation Policy-

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

As part of the Company’s discontinued operations, TeamStaff had a workers’ compensation program with Zurich American Insurance Company, which originally covered the period from March 22, 2002 through March 31, 2003, inclusive. The Company subsequently renewed the policy with Zurich for the period from April 1, 2003, through March 31, 2004, inclusive. The renewal program was collateralized by a letter of credit inuring to the benefit of Zurich, and cash held in a trust account by a third party. Effective March 31, 2005, Zurich withdrew the requirement for a letter of credit and $1.8 million of restricted cash held in the form of a certificate of deposit at SunTrust Bank was released to TeamStaff. Payments were made to the trust monthly based on projected claims for the year. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. In conjunction with the sale of its PEO assets to GevityHR, Inc., TeamStaff requested and received a pro rata cancellation of the policy as of November 17, 2003. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. TeamStaff estimates that, of the remaining prepaid asset, an additional approximately $1.0 million in return premiums will be received within the next twelve months. This is reflected on the balance sheet at September 30, 2006 as a current asset.

As of September 30, 2006 and 2005 the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

Accrued Workers’ Compensation:

As was previously reported in TeamStaff’s Exchange Act filing on Form 8-K, filed on October 20, 2005, the Company settled certain disputed workers’ compensation insurance premium and loss claims totaling nearly $4.4 million for $2.05 million payable over two (2) years (subject to certain prepayment requirements), and was fully reserved as of the Company’s June 30, 2005 balance sheet. The settlement was entered on or about October 10, 2005. In or about January, 2001, TeamStaff purchased from Transportation Insurance Company (‘‘TPIC’’), Transcontinental Insurance Company (‘‘TCIC’’), Continental Casualty Company (‘‘CCC’’), CNA Claimplus, Inc. (‘‘ClaimPlus’’) and North Rock Insurance Company Limited (‘‘North Rock’’) (together, the ‘‘CNA Entities’’) a workers’ compensation insurance program to provide workers’ compensation insurance and claims services for TeamStaff’s professional employee operations nationwide (the ‘‘Program’’). The Program provided TeamStaff with workers’ compensation insurance coverage and claims services for all covered claims incurred during the period from January 22, 2001 to January 22, 2002 (the ‘‘Initial Policy Term’’). TeamStaff secured its obligations under the Program through its February 5, 2001 purchase of an Exposure Buyback Policy numbered EBP 006/001 from North Rock (the ‘‘Exposure Buyback Policy’’), also covering the period from January 22, 2001 to January 22, 2002. On or around January 22, 2002, TeamStaff purchased from TCIC and RSKCo an extension of the Program (the ‘‘Program Extension’’). The Program Extension provided TeamStaff with workers’ compensation insurance coverage and claims services for all covered claims incurred during the period from January 22, 2002 to March 22, 2002 (the ‘‘Extended Policy Term’’).

TeamStaff contested the CNA Entities’ accounting of the amount due and owing under the Program, the Program Extension and the Exposure Buyback Policy, and of the ultimate losses projected to be due from TeamStaff. TeamStaff additionally asserted that the CNA Entities committed certain errors in claims management which unjustifiably increased the losses incurred under the Program and the Program Extension, and inappropriately included certain non-recoverable items in the premium calculations for both the Program and the Program Extension, thereby entitling TeamStaff to a credit against the amounts ultimately due and owing under the Program, the Program Extension and the Exposure Buyback Policy. The CNA Entities maintained that there was due and owing from TeamStaff the sum of $1,824,975 in premiums, deductibles, claims services fees, losses and allocated loss adjustment expenses under the Program and the Program Extension, and $835,596 in premiums and losses under the Exposure Buyback Policy. The CNA Entities projected that TeamStaff would be liable for an additional $1,181,301 of losses under the Program and the Program Extension, and an additional $556,176 of losses under the Exposure Buyback Policy. The aggregate amounts totaled $4,398,048.

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

Employment Agreements

On June 30, 2005 TeamStaff entered into a two-year employment agreement with Mr. T. Kent Smith, its President and Chief Executive Officer. The term of the agreement commenced on October 1, 2005 and terminates on September 30, 2007. The material terms of Mr. Smith’s employment agreement provide for a base salary of $250,000 per annum and standard Company executive benefits as provided under his prior agreement. In addition, Mr. Smith is eligible to receive a bonus equal to up to 70% of his base salary upon satisfaction of performance-based criteria. Mr. Smith will be considered for future salary increases as may be determined by the Management Resources and Compensation Committee of the Board of Directors. Mr. Smith will be eligible to participate in the Company’s incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Smith is terminated without cause and one year of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Smith’s employment is terminated (or his position is changed), Mr. Smith will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company’s outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

On June 30, 2005 TeamStaff entered into a twenty seven month employment agreement with Mr. Rick J. Filippelli, its Vice President and Chief Financial Officer. The term of the agreement commenced on June 30, 2005 and terminates on September 30, 2007. The material terms of Mr. Filippelli’s employment agreement provide for a base salary of $225,000 per annum, a potential bonus of up to 70% and standard Company executive benefits, upon substantially the same terms as provided for Mr. Smith. The Management Resources and Compensation Committee of the Board of Directors will consider Mr. Filippelli for future compensation increases as may be determined. Mr. Filippelli will be eligible to participate in the Company’s incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Filippelli is terminated without cause and one year of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Filippelli’s employment is terminated (or his position is changed), Mr. Filippelli will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company’s outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

Change in Control Agreement

On October 31, 2006, TeamStaff entered into a Change in Control Agreement with James D. Houston, its Vice President of Business and Legal Affairs and General Counsel. The Change in

Control Agreement supplemented and amended Mr. Houston’s Severance Agreement dated October 11, 2005. The severance agreement includes provisions for payment of all compensation otherwise payable pursuant to Mr. Houston’s employment in the event that Mr. Houston is terminated without cause and six months of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Houston’s employment is terminated (or his position is changed), Mr. Houston will be entitled to acceleration of all incentive compensation, all compensation otherwise due pursuant to his employment and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 30% of more of the beneficial ownership of the Company’s outstanding Common Stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

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

Related Party Transactions

TeamStaff entered into a one year, automatically renewable marketing agreement with Directo, Inc. effective as of February 1, 2004. Directo provides financial and direct deposit services to companies and their employees. Pursuant to the terms of the agreement, TeamStaff is compensated based on its sales of Directo pay card services. TeamStaff offered these services primarily through its payroll services division and as a result of the sale of the division on May 31, 2006 (See Note 4), this agreement was terminated. For the fiscal years ended September 30, 2006, 2005 and 2004, TeamStaff has not earned any commissions from its sales of Directo’s services. T. Stephen Johnson, TeamStaff’s Chairman, is also Chairman of Directo. TeamStaff’s entry into the marketing agreement with Directo was approved by the disinterested members of the Board.

During the year ended September 30, 2004, the company shared a portion of its leased office space in Alpharetta, Georgia with an affiliated entity of the Chairman of the Board of Directors, T. Stephen Johnson & Associates, Inc. As part of the agreement, TeamStaff shared the cost of a receptionist, phone service, and leased common area furniture. During the fiscal year ended September 30, 2004, TeamStaff paid $28,000 in shared costs. TeamStaff was responsible for payment of the monthly lease obligation and T. Stephen Johnson & Associates reimbursed TeamStaff in the amount of $34,000 in fiscal year ended September 30, 2004 for their prorated portion of the space. The Company no longer uses these facilities.

(11)    SHAREHOLDERS’ EQUITY:

Stock Warrants-

The following is a summary of the outstanding warrants to purchase TeamStaff’s common stock at September 30, 2006:

Exercise Period From	Exercise Period To	Exercise Price Per Common Share	Number of Shares of Common Stock Reserved
November 2004	November 2007	2.50	598,000

During the fiscal year ending September 30, 2006, TeamStaff granted no warrants, 26,000 warrants expired unexercised and no warrants were exercised. During the fiscal year ending September 30, 2005, TeamStaff issued 598,000 warrants as part of a private placement offering. During 2005, no warrants expired unexercised and no warrants were exercised. During the fiscal year ending September 30, 2004, TeamStaff granted no warrants and 21,428 warrants expired unexercised. During 2004, no warrants were exercised.

Stock Option Plans-

2000 Employee Stock Option Plan

During 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the ‘‘2000 Plan’’) to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff’s common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (‘‘ISOs’’) under Section 422A of the Code, or options which do not so qualify (‘‘Non-ISO’s’’). As of September 30, 2006, there were 753,000 options outstanding under the 2000 Plan.

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

Non-Executive Director Plan

In fiscal 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the ‘‘Director Plan’’) to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The Directors’ Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The Director Plan replaced the previous Director Plan that expired in April 2000. As of September 30, 2006, there were 140,000 options held by directors outstanding under the Director Plan.

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

The following tables summarize the activity in TeamStaff’s stock option plans for the years ended September 30, 2006, 2005, and 2004:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Options outstanding, September 30, 2003	1,409,472	$3.97
Granted	225,000	$2.24
Exercised	—	—
Cancelled	(407,531)	$4.81
Options outstanding, September 30, 2004	1,226,941	$3.59	3.6	$0
Granted	315,000	$1.89
Exercised	—	—
Cancelled	(223,941)	$4.27
Options outstanding, September 30, 2005	1,318,000	$3.07	3.4	$0
Granted	30,000	$1.29
Exercised	—	—
Cancelled	(455,000)	$3.98
Options outstanding, September 30, 2006	893,000	$2.65	2.6	$0

As of September 30, 2006, 2005, and 2004, 863,000, 1,283,000 and 759,941 options, respectively, were exercisable.

As of September 30, 2006, 863,000 options were exercisable at a weighted average exercise price of $2.67.

2006 Long Term Incentive Plan

The Board of Directors adopted the 2006 Long-Term Incentive Plan (the ‘‘2006 Plan’’) on January 17, 2006. The shareholders approved the 2006 Plan at the annual meeting on April 27, 2006. The Company reserved an aggregate of 5,000,000 shares of common stock for issuance under the 2006 Plan. The maximum number of shares of common stock that may be delivered to participants under the 2006 Long-Term Incentive Plan equals the sum of: (a) 5,000,000 shares of common stock; (b) any shares subject to awards granted under the 2000 Employee Stock Option Plan and the 2000 Non-Executive Director Stock Option Plan (collectively, the ‘‘2000 Plans’’), which are forfeited, expired, canceled or settled in cash without delivery of such shares to the participant or otherwise is terminated without a share issuance; (c) any shares tendered by participants or withheld in payment of the exercise price of options or to satisfy withholding taxes under the 2000 Plans; and (d) any shares repurchased with the proceeds of options exercised under the 2000 Plans.

Administration.    The 2006 Plan is administered by the Management Resources and Compensation Committee (the ‘‘committee’’). The 2006 Plan authorizes the committee to select those participants to whom awards may be granted, to determine whether and to what extent awards are granted, to determine the number of shares of common stock or other considerations to be covered by each award, to determine the terms and conditions of awards, to amend the terms of outstanding awards, and to take any other action consistent with the terms of the 2006 Plan as the committee deems appropriate.

Terms and Conditions of Awards.    The committee is authorized to make any type of award to a participant that is consistent with the provisions of the Plan. Awards may consist of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash awards or any combination of these types of awards.

Subject to the terms of the Plan, the committee determines the provisions, terms and conditions of each award. The committee may grant awards subject to vesting schedules or restrictions and contingencies in the company’s favor. However, the awards may be subject to acceleration such that they become fully vested, exercisable and released from any restrictions or contingencies upon the occurrence of a change of control (as defined in the Plan). The committee may provide that stock-based awards earn dividends or dividend equivalents, which may be paid in cash or shares or may be credited to an account designated in the name of the participants. Participants may also be required or permitted to defer the issuance of shares or cash settlements under awards including under other deferred compensation arrangements of the company. Each option granted under the Plan will be designated as either an incentive stock option or a non-statutory stock option. No option or stock appreciation right may be granted with a term of more than 10 years from the date of grant.

Performance shares or cash awards will depend on achievement of performance goals based on one or more performance measures determined by the committee over a performance period as prescribed by the committee of not less than one year and not more than five years. Performance goals may be established on a corporate-wide basis or as to one or more business units, divisions or subsidiaries, and may be in either absolute terms or relative to the performance of one or more comparable companies on an index covering multiple companies. ‘‘Performance measures’’ means criteria established by the committee from time to time prior to granting the performance shares or cash awards.

Exercise Price.    The Plan authorizes the committee to grant options and stock appreciation rights at an exercise price of not less than 100% of the fair market value of the shares on the date of grant. The committee has the right to provide post-grant reduction in exercise price to reflect any floating index as specified in an award agreement. The exercise price is generally payable in cash, check, surrender of pre-owned shares of common stock, broker-dealer exercise and sale, or by such other means determined by the committee.

Option Repricing Prohibited.    The exercise price for any outstanding option or stock appreciation right may not be decreased after the date of grant, nor may any outstanding option or stock appreciation right be surrendered as consideration for the grant of a new option or stock appreciation right with a lower exercise price.

	Number Of Shares	Weighted Average Grant-Date Fair Value
Restricted stock outstanding, September 30, 2005	—	—
Granted	220,000	$1.70
Cancelled	—	—
Restricted stock outstanding, September 30, 2006	220,000	$1.70

Treasury Stock

During 2006 and 2005, TeamStaff did not repurchase any of its common stock. As of September 30, 2004, TeamStaff retired a total of 574,470 shares of treasury stock.

(12)    QUARTERLY FINANCIAL DATA (UNAUDITED):

(Amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006
Net revenues	$19,426	$18,452	$18,752	$18,338
Gross profit	3,253	3,057	3,201	3,000
Loss from continuing operations (1)	(405)	(457)	(261)	(17,104)
Income (loss) from discontinued operations net of tax (2)	387	245	4,455	(107)
Net (loss) income	(18)	(212)	4,194	(17,211)
Income (loss) per share – Basic and Diluted	$0.00	$(0.01)	$0.22	$(0.89)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005
Net revenues	$8,897	$9,854	$12,427	$20,001
Gross profit	1,671	1,983	2,071	3,401
Loss from continuing operations	(730)	(725)	(928)	(233)
Income (loss) from discontinued operations net of tax	151	104	(322)	(194)
Net loss	(579)	(621)	(1,250)	(39)
Loss per share – Basic and Diluted	$(0.03)	$(0.04)	$(0.07)	$(0.00)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004
Net revenues	$8,452	$7,783	$8,578	$8,043
Gross profit	1,359	1,325	1,649	1,643
Loss from continuing operations	(912)	(841)	(641)	(355)
Loss from discontinued operations net of tax	(935)	(143)	(215)	(37)
Net loss	(1,847)	(984)	(856)	(392)
Loss per share – Basic and Diluted	$(0.12)	$(0.06)	$(0.05)	$(0.03)

(1)	Loss from continuing operations in the 4th quarter of fiscal 2006 of $17.1 million includes the establishment of deferred tax asset valuation allowance of $16.9 million as described in Note 5.

(2)	Income from discontinued operations, net of tax, in the 3rd quarter of fiscal 2006 of $4.4 million includes gain from the sale of DSI Payroll services as described in Note 4.

(13)    EMPLOYEE BENEFIT PLANS:

During the fiscal year ended September 30, 2006, TeamStaff and its subsidiaries maintained three defined contribution pension plans for the benefit of its non-worksite and former worksite employees.

TeamStaff previously maintained The TeamStaff Retirement Savings Plan. Gevity HR, Inc. assumed this plan effective as of November 17, 2003, as part of Gevity’s purchase of the PEO operating segment from TeamStaff. This plan was designed to qualify as a multiple employer plan as described in Section 413(c) of the Internal Revenue Code, and TeamStaff was an adopting employer under that plan. TeamStaff received favorable determination letters regarding the tax-qualified status of the plan assumed by Gevity on June 25, 1999 and November 23, 2003. Gevity assumed responsibility for obtaining an audit of and filing the Form 5500 Annual Report for the TeamStaff plan assumed by Gevity as of November 17, 2003.

RS Staffing Services, Inc. previously maintained a 401(k) retirement plan for the benefit of its internal and staffing employees (the ‘‘RS Staffing Plan’’). Employees were eligible to participate upon meeting certain length of service and minimum compensation requirements. RS Staffing did not provide a discretionary matching contribution. Effective January 1, 2006, the Company terminated the RS

Staffing Plan. RS Staffing employees who were eligible for the TeamStaff 401(k) Plan adopted in 2004 were given the opportunity to roll their money over into the Plan. The RS Staffing Plan is closed and all filings pursuant to the RS Staffing Plan have been completed and there are no further assets residing in the RS Staffing Plan.

As of January 1, 2004, TeamStaff adopted the TeamStaff 401(k) Plan (the ‘‘Plan) for the benefit of its internal and temporary staffing employees and all assets attributable to TeamStaff’s internal and staffing employees under the plan assumed by Gevity were ultimately transferred to the Plan. Because Plan participants have their own account, manage their own plan investments and make their own investment decisions from a broad range of investment options, TeamStaff believes that it is afforded protection from liability for participants’ investment decisions under Section 404(c) of the Code under the prior plan assumed by Gevity and the Plan.

Any TeamStaff corporate employee and any TeamStaff Rx temporary staffing employee, is eligible for participation in the Plan upon completing three months of service with TeamStaff. TeamStaff provides a discretionary matching contribution of 25% of each of the first 4% of a participant’s elective contributions under the Plan. TeamStaff recorded expense for this matching of $35,000 in fiscal 2006, $76,000 in fiscal 2005, and $99,000 in fiscal 2004. A participant is always fully vested in his or her elective contributions.

A participant’s interest in TeamStaff discretionary matching contributions vests in accordance with the following schedule:

Years of Service:	Vested Interest:
Less than 1 Year of Service	0%
1 Year, but less than 2 Years	25%
2 Years, but less than 3 Years	50%
3 Years, but less than 4 Years	75%
4 Years or more	100%

Because calendar year 2004 was the first plan year of the Plan, a Form 5500 Annual Report and plan audit was not due for the Plan until calendar year 2005. Principal Financial Group, the Plan’s record keeper (‘‘Principal’’) undertook compliance testing for calendar year 2004. Initially, the Company did not pass the ‘‘coverage test’’ for the 2004 Plan Year. Compliance testing for the 2004 Plan year was thereafter completed and the Plan failed Actual Deferral Percentage and Actual Contribution Percentage (‘‘ADP/ACP’’) testing. Checks were given back to employees where required to correct the failed test.

Effective January 1, 2006 TeamStaff amended the Plan to allow employees who were acquired as a part of the RS Staffing acquisition to be eligible for the Plan, with the exception of RS Staffing contract employees. In addition, the Plan was amended effective January 1, 2006 to no longer allow eligibility into the Plan for Highly Compensated Employees (‘‘HCE’’). For 2006, HCE’s included any employee that grossed $95,000 in 2005, or were a 5% owner or greater in 2005 or 2006. Because of this amendment, ADP/ACP testing for the Plan will not be required in future years. TeamStaff received a favorable IRS Determination Letter on the Plan in 2006. In 2006 the Plan was further amended to allow for eligibility into the Plan after one year of service with enrollment on a semi-yearly entry date. The average benefits test for the 2005 Plan year was completed in March of 2006 and was passed. The 2005 5500 filing was completed, and as of the time of this report the Plan audit is in process.

Effective October 1, 2000, TeamStaff adopted a non-qualified, supplemental retirement plan covering certain corporate officers of TeamStaff (the ‘‘SERP’’). Under the terms of the SERP, a participant received a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant’s base salary on the date the participant became a participant. Payment of benefits was to commence when the participant reached 65 years of age. The benefit under the SERP was subject to a seven-year vesting schedule (0%,0%,20%,40%, 60%, 80%, 100%), based on the participant’s original date of employment with TeamStaff and was contingent on the participant’s reaching age 55; provided, however, a participant’s benefit became fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there was a material change in the participant’s job title or responsibilities or if the participant’s employment was terminated by TeamStaff for any reason other than conviction for theft or embezzlement from TeamStaff. Additionally, if a participant retired by means of total disability (as defined in the SERP), the participant’s benefit became fully vested and benefit payments would have commenced as of the disability retirement date. The SERP did not provide a death benefit. TeamStaff’s former Chief Executive Officer and its former Chief Financial Officer were the only SERP participants.

SERP participants were also are provided with a split dollar life insurance policy (‘‘Policy’’), insuring the life of the participant until the participant reached age 65. Although the participant was the owner of the Policy, TeamStaff paid all Policy premiums. Each participant collaterally assigned the Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant’s right to the Policy vested in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant’s 65th birthday (and in certain other circumstances provided by the Policy agreement), TeamStaff was to release the collateral assignment of the Policy provided the participant released TeamStaff from all obligations the Corporation may have had with respect to the participant (including those under the SERP).

The following table illustrates TeamStaff’s changes in benefit costs and pension benefit obligations for the fiscal years ending September 30, 2006 and September 30, 2005 under the SERP.

(Amounts in thousands)	Fiscal Year
	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$872	$1,428
Service cost	—	—
Interest Cost	20	32
Benefits paid	(294)	(588)
Actuarial (gain)/loss	—	—
Benefit obligation at end of year	$598	$872
Change in plan assets
Employer contribution	$294	$588
Benefits paid	(294)	(588)
Fair value of plan assets at end of year	$—	$—
Reconciliation of funded status
Funded status	$(598)	$(872)
Unrecognized net actuarial (gain)/loss	147	263
Net amount recognized	$(451)	$(609)
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(598)	$(872)
Accumulated other comprehensive income	147	263
Net amount recognized	$(451)	$(609)
Assumptions used to determine benefit obligations at September 30:
Discount rate used to determine net periodic benefit costs	3.00%	3.00%
Discount rate used to determine benefit obligations	3.00%	3.00%
Components of net periodic benefit cost
Service cost	$—	$—
Interest cost	19	32
Amortization of prior service cost	—	—
Recognized actuarial (gain)/loss	36	63

(Amounts in thousands)	Fiscal Year
	2006	2005
Net periodic benefit cost	$55	$95
Curtailment charges		—
Settlement charges	82	193
Total benefit cost	$137	$288
Other disclosure items at end of year:
Accumulated benefit obligation	$598	$872
Fair value of plan assets	—	—
Increase in minimum liability included in other comprehensive income	$(117)	$(255)

For unfunded plans, contributions to the plan are the benefit payments made to participants. TeamStaff, Inc. made $294,000 in benefit payments during fiscal 2006, $588,000 during fiscal 2005 and $776,000 during fiscal 2004. The following benefit payments are expected to be paid in future fiscal years:

Fiscal year ending	Pension Benefits
2007	$209,605
2008	$209,605
2009	$70,590
2010	$70,590
2011	$70,590
2012 and thereafter	0

During fiscal 2004, TeamStaff, Inc. and plan participants agreed on optional payment forms effectively accelerating benefit payments. Beginning in fiscal 2004 and ending in fiscal 2011, this plan will settle liabilities by paying benefit obligations to participants. Each quarter, a settlement charge will be recognized in accordance with SFAS No. 88 to account for settling of liabilities. A settlement charge of $82,000, $193,000 and $276,000 was recognized during fiscal 2006, 2005 and 2004, respectively.

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

(14) ECONOMIC DEPENDENCY:

A major customer is defined as a customer from which the Company derives at least 10% of its sales. For fiscal year ended September 30, 2006, one RS Staffing Services customer represents 10% or more of the Company’s overall consolidated revenues. For fiscal year ended September 30, 2006, RS Staffing Services had three customers who each individually comprised greater than 10% of the division’s revenue, and collectively comprised 49.9% of the division’s revenue. For the fiscal year ended September 30, 2006, RS Staffing Services generated approximately 92.1% of its revenues from the United States Government. For the fiscal year ended September 30, 2006, the Nursing Innovations division of TeamStaff Rx had two customers who each individually comprised greater than 10% of the division’s revenue and collectively comprised 37.6% of the division’s revenue.

For fiscal year ended September 30, 2005, no one customer represented 10% or more of the Company’s overall consolidated revenues. Since the date of acquisition effective June 4, 2005 to September 30, 2005, RS Staffing Services had three customers who each individually comprised greater than 10% of the division’s revenue, and collectively comprised 50.1% of the division’s revenue.

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

SCHEDULE I

TEAMSTAFF, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004
(Amounts in thousands)

(a) Description	(b) Balance at Beginning of Year	(c) Additions Charged to (reversed from) Costs and Expenses	(d) Deductions – Net Write-Offs	(e) Balance at End of Year
Year Ended September 30, 2006
Allowance for doubtful accounts on trade receivables	$8	$98	$(62)	$44
Deferred tax valuation allowance	$—	$16,851	$—	$16,851
Year Ended September 30, 2005
Allowance for doubtful accounts on trade receivables	$4	$15	$(11)	$8
Year Ended September 30, 2004
Allowance for doubtful accounts on trade receivables	$48	$(44)	$—	$4

S-1