Form 10-Q
period 2006-12-31
TEAMSTAFF INC
filed 2007-02-14
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE (866) 352-5304

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer         Accelerated filer         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No

19,243,366 shares of Common Stock, par value $.001 per share, were outstanding as of February 13, 2007.

TEAMSTAFF, INC.

FORM 10-Q

December 31, 2006

ITEM 1:    FINANCIAL STATEMENTS

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	DECEMBER 31, 2006	SEPTEMBER 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,117	$2,157
Accounts receivable, net of allowance for doubtful accounts of $17 and $44 at December 31, 2006 and September 30, 2006, respectively	8,833	8,712
Prepaid workers’ compensation	1,135	1,094
Other current assets	872	923
Total current assets	11,957	12,886
EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,342	3,333
Computer equipment	577	556
Computer software	898	898
Leasehold improvements	177	177
	4,994	4,964
Less accumulated depreciation and amortization	(4,172)	(4,085)
Equipment and improvements, net	822	879
TRADENAME	4,569	4,569
GOODWILL	11,986	11,986
OTHER ASSETS:
Prepaid workers’ compensation, net of current portion	350	350
Other assets	92	106
Total other assets	442	456
TOTAL ASSETS	$29,776	$30,776

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	DECEMBER 31, 2006	SEPTEMBER 30, 2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$1,500	$1,500
Current portion of capital lease obligations	62	61
Accrued payroll	1,555	1,687
Accrued pension liability	210	210
Accounts payable	3,544	3,207
Accrued expenses and other current liabilities	1,387	1,818
Total current liabilities	8,258	8,483
CAPITAL LEASE OBLIGATIONS, net of current portion	231	247
ACCRUED PENSION LIABILITY, net of current portion	269	388
LIABILITIES FROM DISCONTINUED OPERATIONS	321	454
Total liabilities	9,079	9,572
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 19,250 and 19,285 at December 31, 2006 and September 30, 2006, respectively; outstanding 19,243 and 19,278 at December 31, 2006 and September 30, 2006, respectively	19	19
Additional paid-in capital	68,668	68,684
Accumulated deficit	(47,901)	(47,387)
Accumulated comprehensive losses	(65)	(88)
Treasury stock, 7 shares at cost at December 31, 2006 and September 30, 2006	(24)	(24)
Total shareholders’ equity	20,697	21,204
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,776	$30,776

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the three months ended December 31,
	2006	2005
REVENUES	$17,547	$19,426
DIRECT EXPENSES	14,833	16,173
Gross profit	2,714	3,253
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,303	3,685
DEPRECIATION AND AMORTIZATION	91	91
Loss from operations	(680)	(523)
OTHER INCOME (EXPENSE):
Interest income	23	3
Interest expense	(57)	(175)
Other income	51	39
	17	(133)
Loss from continuing operations before tax	(663)	(656)
INCOME TAX BENEFIT	95	251
Loss from continuing operations	(568)	(405)
INCOME FROM DISCONTINUED OPERATIONS:
(Loss) income from operations, net of tax benefit (expense) of $14 and $(240) for quarters ended December 31, 2006 and 2005, respectively	(23)	387
Income from disposal, net of tax expense of $48 for quarter ended December 31, 2006	77	—
	54	387
Net loss	(514)	(18)
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment, net of tax	23	45
COMPREHENSIVE (LOSS) INCOME	$(491)	$27
EARNINGS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.03)	$(0.02)
Income from discontinued operations	0.00	0.02
Net loss	$(0.03)	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	19,254	19,278
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	19,254	19,278

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the three months ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(514)	$(18)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired businesses:
Deferred income taxes	—	(6)
Depreciation and amortization	91	91
Compensation expense related to director stock option grants	3	5
Compensation expense related to employee restricted stock grants	31	—
Provision for doubtful accounts	(5)	44
Gain on sale of DSI Payroll Services Division	(77)	—
Changes in operating assets and liabilities, net of acquired businesses:
(Increase) in accounts receivable	(116)	(1,134)
(Increase) decrease in other current assets	(40)	104
Decrease (increase) in other assets	11	(12)
(Decrease) in accounts payable, accrued payroll, accrued expenses and other current liabilities	(227)	(856)
(Decrease) in pension liability	(119)	(218)
Cash flows from discontinued operations	(56)	(346)
Net cash used in operating activities	(1,018)	(2,346)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software	(30)	(17)
Net cash used in investing activities	(30)	(17)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	—	21,450
Payments on revolving line of credit	—	(20,037)
Principal payments on notes payable	—	(149)
Repayments on capital leases obligations	(15)	(16)
Net comprehensive income on pension	23	45
Cash flows from discontinued operations	—	13
Net cash provided by financing activities	8	1,306
Net decrease in cash and cash equivalents	(1,040)	(1,057)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,157	1,304
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,117	$247
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-Interest	$57	$177
Income taxes	$457	$24

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 (Unaudited)

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

Certain prior period amounts have been reclassed to conform to current period presentation.

(2)    SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

From October 1, 2005 through May 31, 2006, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services. Effective May 31, 2006, TeamStaff sold substantially all of the assets of its DSI Payroll Services division (see Note 4), and as a result, as of May 31, 2006 TeamStaff operated in only one segment, which is the temporary and permanent medical and administrative staffing business.

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

In connection with the Company’s discontinued payroll services operation , payroll services revenue was recognized as service was rendered and consisted primarily of administrative service fees charged to clients for the processing of paychecks as well as the preparation of quarterly and annual payroll related reports. These amounts are reflected as part of income (loss) from discontinued operations in the consolidated financial statements.

Direct costs of services are reflected in TeamStaff’s Statement of Operations as ‘‘direct expenses’’ and are reflective of the type of revenue being generated. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses. In connection with the Company’s discontinued payroll services operation, payroll services’ direct costs include salaries and supplies associated with the processing of the payroll service.

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

The Company’s 2000 Employee Stock Option Plan (the ‘‘2000 Plan’’), which is shareholder approved, permits the grant of options to purchase up to 1,714,286 shares of common stock to all employees as stock compensation. All stock options under the 2000 Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a two-year period and expire 5 years from the grant date.

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

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123. Stock option compensation expense in 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. As a result of the adoption of FAS 123(R), the Company’s results for the three month period ended December 31, 2006 and 2005 include share-based compensation expense totaling approximately $3,000 and $5,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within operating expenses. The Company recognized related tax benefits associated with its share-based compensation arrangements totaling approximately $1,000 and $2,000, for the three month period ended December 31, 2006 and 2005, respectively. As of December 31, 2006, approximately $9,000 of unrecognized compensation expense related to non-vested stock option awards is expected to be recognized during the remainder of the current fiscal year.

During the three months ended December 31, 2006, TeamStaff did not grant any options, no options expired or were cancelled unexercised and no options were exercised. There were 893,000 options outstanding as of December 31, 2006. During the three months ended December 31, 2005, TeamStaff did not grant any options, no options expired or were cancelled unexercised, and no options were exercised. There were 1,932,000 options outstanding as of December 31, 2005.

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2006	893,000	$2.65	2.6	$—
Granted	—
Exercised	—
Cancelled	—
Options outstanding, December 31, 2006	893,000	$2.65	2.4	$—
Options exercisable, December 31, 2006	863,000	$2.67	2.2	$—

	Number Of Shares	Weighted Average Grant-Date Fair Value
Restricted stock outstanding, September 30, 2006	220,000	$1.70
Granted	—
Cancelled	—
Restricted stock outstanding, December 31, 2006	220,000	$1.70

As of December 31, 2006, approximately $291,000 of unrecognized compensation costs related to non-vested restricted stock awards was expected to be recognized over a weighted average period of 2.3 years. However, in January 2007, subsequent to the balance sheet date, 80,000 shares of unvested restricted stock was cancelled. Accordingly, it is expected that approximately $185,000 of unrecognized compensation costs related to non-vested restricted stock awards will be recognized over a weighted average period of 2.3 years.

Earnings Per Share

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended December 31,
(Amounts in thousands)	2006	2005
Weighted average number of common shares outstanding-basic	19,254	19,278
Incremental shares for assumed conversion of stock options/warrants	—	—
Weighted average number of common shares outstanding-diluted	19,254	19,278

Stock options and warrants outstanding at December 31, 2006 to purchase 1,491,000 shares of common stock and at December 31, 2005 to purchase 1,932,000 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax asset was necessary in fiscal 2006. In fiscal 2006, the deferred tax asset was reduced by $16.9 million with a corresponding adjustment to the provision for income taxes. For the quarter ended December 31, 2006, the Company recorded approximately $157,000 in additional valuation allowance against the deferred tax asset related to current taxable losses, with a corresponding adjustment to the provision for income taxes. The net carrying value of the deferred tax asset was $0 at September 30, 2006 and December 31, 2006. The establishment of the deferred tax asset allowance does not preclude the Company from reversing a portion or all of the allowance in future periods if the Company believes the positive evidence is sufficient enough to utilize at least a portion of the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry-forward limitations and periods permitted by tax law.

The company has available approximately $28.3 in net operating loss carry forwards that expire at various dates through 2025.

Accumulated Comprehensive Loss and Minimum Pension Liability Adjustment

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The minimum pension liability adjustment, net of income taxes, is recorded as a component of ‘‘Accumulated comprehensive income’’ on the balance sheet and is reflected in Statement of Comprehensive Income (Loss) as ‘‘Minimum pension liability adjustment, net of tax’’. The Company used a discount rate of 3.0% each to calculate the projected benefit obligation and the periodic benefit cost calculation for the three months ended December 31, 2006. The Company recorded a gain from such adjustment, net of tax of $23,000 and $45,000 for the three months ended December 31, 2006 and 2005, respectively. At December 31, 2006 and September 30, 2006, accumulated comprehensive loss on the balance sheet reflects the cumulative balance due to the minimum pension liability adjustment.

(3)    BUSINESS COMBINATIONS:

Acquisition of RS Staffing Services, Inc.

On June 8, 2005 TeamStaff, Inc. completed its acquisition of RS Staffing Services, Inc., a privately held Georgia corporation, pursuant to the terms of a Stock Purchase Agreement dated as of May 26, 2005. RS Staffing, headquartered in Monroe, GA, specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration (‘‘GSA’’) and Veterans Affairs (‘‘VA’’). Closing of the transaction was completed for accounting purposes as of June 4, 2005. TeamStaff acquired all of the capital stock of RS Staffing for a purchase price of $8 million consisting of $3.25 million in cash, $3 million in a 2-year note, and $1.75 million in TeamStaff common stock (1,206,896 shares). The shares are restricted shares and can only be sold in accordance with the provisions of Rule 144 of the Securities Act of 1933. The Sellers guaranteed a minimum net worth of $1.4 million and any amounts above or below this amount after a finalized accounting at one year post acquisition, were subject to a purchase price adjustment. As a result, for the quarter ended June 30, 2006, a downward purchase price adjustment in the amount of approximately $132,000 was made and deducted from the amount due under the first installment of the note payable. In addition, there was a one-year earn out of up to $2.0 million based upon the achievement of specified performance targets for the business. The performance targets were met and the Company made payment of the full amount on August 14, 2006. Principals of RS Staffing, namely Roger Staggs and Barry Durham, initially continued as management of RS pursuant to employment agreements with each of them. Barry Durham resigned his position effective as of December, 2005. Roger Staggs’ employment agreement expired on June 4, 2006 and was not renewed. The acquisition agreement also provided for mutual indemnification for breaches of representations and warranties. Further, the note issued by TeamStaff as part of the purchase price bears interest at 5% per annum, of which one half has been paid and the remainder is payable in June 2007, and is secured by a lien on certain assets of the business, subordinate to any liens granted in connection with financing for the transaction. The Company paid $1.5 million of the note payable plus accrued interest of $150,000 on June 8, 2006. In connection with the acquisition, TeamStaff obtained financing from PNC Bank, National Association (‘‘PNC Bank’’).

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

Acquisition of Certain Assets of Nursing Innovations, Inc.

On November 14, 2004, TeamStaff’s medical staffing subsidiary, TeamStaff Rx, Inc. acquired the assets of the staffing business of Nursing Innovations, Inc., a Memphis, Tennessee-based provider of travel and per diem nurses. The terms of the agreement provided for TeamStaff Rx to acquire certain assets from Nursing Innovations and its primary shareholder. The combined purchase price was approximately $1.8 million, of which $180,000 was held in an escrow account for a period of one year to provide security for the sellers’ indemnification obligations. The purchase price was subject to downward adjustment based upon the percentage of former Nursing Innovations business that successfully transferred to TeamStaff Rx. It was determined that no additional purchase price adjustment was due after the first year and on November 18, 2005, we authorized the release of the $180,000 of funds held in escrow to the sellers. In addition, there are certain deferred purchase price provisions which may increase the total purchase price based upon the performance of the former Nursing Innovations business during the two years following closing of the transaction. It was determined that no additional purchase price was due for either year of the earn-out period.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed:

(Amounts in thousands)
Property, plant, and equipment	$185
Goodwill	1,681
Total assets acquired	1,866
Total liabilities assumed	—
Net assets acquired	$1,866

Included in Goodwill is $66,000 of expenses directly related to the acquisition.

(4)    DISCONTINUED OPERATIONS:

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

Net revenues for the payroll services segment during the three months ended December 31, 2005 was $1.5 million.

The following chart details assets and liabilities from all discontinued operations:

(amounts in thousands)	December 31, 2006	September 30, 2006
ASSETS	$—	$—
LIABILITIES
Accrued expenses and other current liabilities	321	454
Total current liabilities	321	454
Total liabilities	$321	$454

Liability Balances (amounts in thousands)	September 30, 2006 Balance	Expensed This Quarter	Paid This Quarter	December 31, 2006 Balance
Accrued expenses and other current liabilities	$454	$37	$170	$321
Total	$454	$37	$170	$321

(5)    COMMITMENT AND CONTINGENCY:

New Lease Agreement

The Company’s Nursing Innovations division renewed its lease on the office space located at 6555 Quince Road, Suite 303, Memphis, Tennessee for thirty-seven (37) months beginning January 1, 2007. The premises square footage will decrease from 5,777 rentable square feet to 1,894 rentable square feet due to the consolidation of Nursing Innovations travel platform into TeamStaff Rx’s Clearwater, Florida location. The total value of the commitment over the life of the lease is approximately $100,000.

Payroll Taxes

TeamStaff has received notices from the IRS claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain PEO assets in November, 2003, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist it in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably.

(6)    WORKERS’ COMPENSATION:

Prepaid Workers’ Compensation

TeamStaff’s current workers’ compensation insurance program is provided by Zurich American Insurance Company (‘‘Zurich’’). This program covers TeamStaff’s temporary employees and its corporate employees. The program is managed by Cedar Hill and GAB Robins provides claims handling services. This program is a fully insured, guaranteed cost program that contains no deductible or retention feature. The premium for the program is paid monthly based upon actual payroll and is subject to a policy year-end audit.

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. TeamStaff estimates that, of the remaining prepaid asset, an additional approximately $1.0 million in return premiums will be received within the next twelve months. This is reflected on TeamStaff’s balance sheet as of December 31, 2006 as a current asset.

As of December 31, 2006 the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

(7)    DEBT:

In connection with the acquisition of RS Staffing Services, Inc. (see Note 3), TeamStaff secured financing with PNC Bank in the form of a $7.0 million revolving credit facility. The credit facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective

February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances under the credit facility bear interest at either a PNC Bank internal rate that approximates the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants includinga fixed charge coverage ratio if the Company fails to maintain invested cash and line availability minimum requirements. For the period ended December 31, 2006, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets. The facility was paid off with the proceeds from the sale of DSI Payroll Services on May 31, 2006 and the line was not drawn upon in the first fiscal quarter 2007. As of December 31, 2006, there was no debt outstanding under the credit facility and $6.1 million of unused availability under the line, based on billed accounts receivable. The interest rate effective at December 31, 2006 was 8.5%.

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

Long-term debt from continuing operations at December 31, 2006 and September 30, 2006 consists of the following-

(Amounts in thousands)	December 31, 2006	September 30, 2006
Notes payable	$1,500	$1,500
Less: Current portion	(1,500)	(1,500)
Long-term debt	$—	$—

(8)    STOCK WARRANTS:

During the quarter ended December 31, 2006, no warrants were issued, no warrants expired unexercised and no warrants were exercised. There were 598,000 warrants outstanding as of December 31, 2006. During the quarter ended December 31, 2005, no warrants were issued, 10,000 warrants expired unexercised and no warrants were exercised.

(9)    SUPPLEMENTAL RETIREMENT PLAN:

Effective October 1, 2000, TeamStaff adopted a non-qualified Supplemental Executive Retirement Plan (SERP) covering certain TeamStaff corporate officers. TeamStaff’s former President and Chief Executive Officer and its former Chief Financial Officer were the only SERP participants. No current employees are covered under SERP. SERP participants also were provided with a split dollar life insurance policy, insuring the life of the participant. Each participant collaterally assigned his policy to TeamStaff to secure repayment of policy premiums. In connection with the change in their employment status, TeamStaff engaged in negotiations with its former President and Chief Executive Officer and the former Chief Financial Officer regarding the payment of certain severance benefits and the satisfaction of TeamStaff’s obligations to each of them under SERP and the split dollar life insurance arrangements.

On December 31, 2003, TeamStaff executed an agreement with its former President and Chief Executive Officer pursuant to which TeamStaff agreed to, among other things, release the collateral assignment of the split dollar life insurance policy as of December 31, 2003 and to accelerate the payment of certain agreed upon payments under SERP in complete satisfaction of TeamStaff’s obligations under SERP.

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

Cash payments aggregating $0.1 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer during the first three months of fiscal 2007.

Components of Net Periodic Benefit Cost:

	Three Months Ended December 31,
(amounts in thousands)	2006	2005
Interest cost	$4	$5
Amortization of net loss	14	11
Settlement charges	32	65
Total pension cost	$50	$81

(10)    SEGMENT REPORTING:

TeamStaff previously reported segment information, however, due to the sale of the DSI Payroll Services division effective May 31, 2006, the Company’s remaining operations are all within the staffing business segment (principally temporary and permanent medical and administrative staffing).

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995 (the ‘‘1995 Reform Act’’), Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. TeamStaff desires to avail itself of certain ‘‘safe harbor’’ provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘will,’’ ‘‘may’’ and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report: our ability to continue to recruit qualified temporary and permanent healthcare professionals and administrative staff at reasonable costs; our ability to retain qualified temporary healthcare professionals and administrative staff for multiple assignments at reasonable costs; our ability to attract and retain sales and operational personnel; our ability to enter into contracts with hospitals, healthcare facility clients, affiliated healthcare networks, physician practice groups and the United States government on terms attractive to us and to secure orders related to those contracts; our ability to demonstrate the value of our services to our healthcare and other facility clients; changes in the timing of hospital, healthcare facility clients’, physician practice groups’ and U.S. Government orders for and our placement of temporary and permanent healthcare professionals and administrative staff; the general level of patient occupancy at our hospital, healthcare facility clients’ and physician practice groups’ facilities; the overall level of demand for services offered by temporary and permanent healthcare staffing providers; the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff; the variation in pricing of the healthcare facility contracts under which we place temporary and permanent healthcare professionals; our ability to successfully implement our strategic growth, acquisition and integration strategies; our ability to successfully integrate completed acquisitions into our current operations; our ability to manage growth effectively; our ability to leverage our cost structure; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; our ability to grow and operate our business in compliance with these legislation and regulations; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; the disruption or adverse impact to our business as a result of the failure of our information systems; our ability to carry out our business strategy; the loss of key officers, and management personnel that could adversely affect our ability to remain competitive; the effect of recognition by us of an impairment to goodwill; other tax and regulatory issues and developments; and the effect of adjustments by us to accruals for self-insured retentions.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2006 and our Current Reports on Form 8-K. We undertake no obligation to update the forward-looking statements in this filing. References in this filing to ‘‘TeamStaff’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to TeamStaff, Inc. and its wholly owned subsidiaries.

Restructuring of Management

In January 2007, subsequent to the balance sheet date, the Company restructured its senior management and its Board of Directors in an effort to reduce expenses and restructure its operations to accelerate revenue growth and contribute to a return to profitability. In connection with the restructuring, the Company’s President and Chief Executive Officer, T. Kent Smith, resigned effective January 8, 2007. Mr. Smith also resigned from the Board of Directors. Rick J. Filippelli, the Company’s Chief Financial Officer, was appointed President and Chief Executive Officer and also retained his position as Chief Financial Officer. Mr. Filippelli was also elected to the Board of Directors. Further, James D. Houston, the Company’s General Counsel, Vice President of Business and Legal Affairs and Corporate Secretary, was also appointed to the position of Chief Operating Officer. Additional members of the senior management team that resigned were James Donahue, Vice President of Sales and Marketing and President of TeamStaff Rx, Inc., Peter Rosen, Vice President of Human Resources and Robert Traficanti, Vice President of Nursing Innovations.

Effective January 16, 2007, Mr. Ben Dyer resigned as a member of the Company’s Board of Directors. Effective January 23, 2007, Mr. Ronald R. Aldrich resigned from the Company’s Board of Directors. The Company’s Board of Directors elected William H. Alderman and Rick Wasserman to the Company’s Board of Directors to fill vacancies in accordance with the Company’s by-laws. Rick Wasserman has been named Chairman of the Audit Committee. In connection therewith, each member of the Board of Directors agreed to forego all cash compensation, with non-employee directors agreeing to receive grants of restricted stock following TeamStaff’s 2007 annual meeting of shareholders.

Critical Accounting Policies and Estimates

TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of TeamStaff’s 2006 annual report on Form 10-K as well as ‘‘Critical Accounting Policies’’ contained therein for a detailed discussion on the application of these and other accounting policies.

Revenue Recognition

From October 1, 2005 through May 31, 2006, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services. Effective May 31, 2006, TeamStaff sold substantially all of the assets of its DSI Payroll Services division (see Note 4), and as a result, TeamStaff now operates in only one segment, which is the temporary and permanent medical and administrative staffing business.

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

Direct costs of services are reflected in TeamStaff’s Statement of Operations as ‘‘direct expenses’’ and are reflective of the type of revenue being generated. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses. In connection with the Company’s discontinued payroll services operation, payroll services’ direct costs include salaries and supplies associated with the processing of the payroll service.

Workers’ Compensation

Prepaid Workers’ Compensation

TeamStaff’s current workers’ compensation insurance program is provided by Zurich American Insurance Company (‘‘Zurich’’). This program covers TeamStaff’s temporary employees and its corporate employees. The program is managed by Cedar Hill and GAB Robins provides claims handling services. This program is a fully insured, guaranteed cost program that contains no deductible or retention feature. The premium for the program is paid monthly based upon actual payroll and is subject to a policy year-end audit.

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. TeamStaff estimates that, of the remaining prepaid asset, an additional approximately $1.0 million in return premiums will be received within the next twelve months. This is reflected on the balance sheet at December 31, 2006 as a current asset.

As of December 31, 2006 the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

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

At December 31, 2006, the Company provided a 100% deferred tax valuation allowance of approximately $17.0 million. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. The Company is providing a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. The establishment of the deferred tax asset allowance does not preclude the Company from reversing any or all of the allowance in future periods if the Company believes the positive evidence is sufficient enough to utilize the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry forward limitations and periods permitted by law.

Results of Continuing Operations

TeamStaff’s revenues for the three months ended December 31, 2006 and 2005 were $17.5 million and $19.4 million, respectively, which represents a decrease of $1.9 million, or 9.7%, from first fiscal quarter 2006 to first fiscal quarter 2007. All revenues are related to the staffing services divisions. Revenues for the first fiscal quarter 2007 and 2006 include $11.1 million and $11.0 million, respectively, related to the RS Staffing Services subsidiary, a Monroe, Georgia-based provider of medical and office administration/technical professionals. This acquisition, effective as of June 2005, helped offset a decrease of $2.1 million in the revenues of the travel allied and nursing portion (‘‘travel’’) of our staffing services division from first fiscal quarter 2006 to first fiscal quarter 2007.

The Company’s travel allied and nursing divisions continued to underperform the market during the first fiscal quarter of 2007. In response to this and in an effort to reduce expenses and restructure its operations to accelerate revenue growth and contribute to a return to profitability, in January 2007, subsequent to the balance sheet date, the Company restructured its senior management and its Board of Directors. In connection with the restructuring, the Company’s President and Chief Executive Officer, T. Kent Smith, resigned effective January 8, 2007. Mr. Smith also resigned from the Board of Directors. Rick J. Filippelli, the Company’s Chief Financial Officer, was appointed President and Chief Executive Officer and also retained his position as Chief Financial Officer. Mr. Filippelli was also elected to the Board of Directors. James D. Houston, the Company’s General Counsel, Vice President of Business and Legal Affairs and Corporate Secretary, was also appointed to the position of Chief Operating Officer. Additional members of the senior management team that resigned were James Donahue, Vice President of Sales and Marketing and President of TeamStaff Rx, Inc., Peter Rosen, Vice President of Human Resources and Robert Traficanti, Vice President of Nursing Innovations.

The Company is leading several initiatives to position the staffing services divisions for growth in fiscal 2007. These initiatives include assessing and restructuring its sales force and recruiting efforts in the allied segment into more active modalities in high demand geographical locations, restructuring sales force compensation to better reflect pay for performance, hiring a Director of Sales to oversee the allied and nursing sales efforts, and continued elimination of overhead costs deemed to be non-essential to growth or infrastructure. In November 2006, the Company consolidated the Nursing Innovations travel platform into TeamStaff Rx’s Clearwater, Florida location.

Longer term, we continue to believe the demand for temporary medical personnel will increase. Key drivers in our business segment include an aging population and growth in hospital admissions. We believe demand will also increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. The introduction of such legislation should favorably impact our temporary nurse staffing business. Our acquisition of RS Staffing completed in early June 2005 gives us a strong presence in the government sector and provides us with an opportunity to bid on awards for large multi-year contracts with solid operating margins. We continue to focus on our sales and marketing efforts throughout the divisions in order to increase our contact with current and prospective clients.

Direct expenses for the three months ended December 31, 2006 and 2005 were $14.8 million and $16.2 million, respectively, which represents a decrease of $1.4 million, or 8.3%, from first fiscal quarter

2006 to first fiscal quarter 2007. This decrease is a direct result of decreased revenues. As a percentage of revenue, direct expenses for the three months ended December 31, 2006 and 2005 were 84.5% and 83.3%, respectively.

Gross profit for the three months ended December 31, 2006 and 2005 was $2.7 million and $3.3 million, respectively, which represents a decrease of $0.6 million, or 16.6%, from first fiscal quarter 2006 to first fiscal quarter 2007. This decrease is attributable to the decline in revenues. Gross profits, as a percentage of revenue, decreased to 15.5% from 16.7%, for the three months ended December 31, 2006 and 2005, respectively. This decrease is primarily due to RS Staffing comprising a larger percentage of total revenue in the first fiscal quarter of 2007 compared to the first fiscal quarter of 2006. The gross profit calculation includes costs paid to RS Staffing teaming partners (subcontractors) that are included as a direct expense. Teaming partners (subcontractors) is a business practice expected by government entities who prefer their suppliers to provide more of a master vendor service where the supplier looks to outside sources when needed to fill open staffing positions.

Selling, general and administrative (‘‘SG&A’’) expenses for the three months ended December 31, 2006 and 2005 were $3.3 million and $3.7 million, respectively, which represents a decrease of $0.4 million, or 10.4% from first fiscal quarter 2006 to first fiscal quarter 2007. SG&A expenses, as a percentage of revenue, were 18.8% and 19.0%, for the three months ended December 31, 2006 and 2005, respectively.

Depreciation and amortization for each of the three months ended December 31, 2006 and 2005 was approximately $91,000.

Other income, which primarily consists of late fee income, for the three months ended December 31, 2006 and 2005 was approximately $51,000 and $39,000, respectively, which represents an increase of $12,000. Late fee income is earned only in the allied healthcare division.

Interest expense for the three months ended December 31, 2006 and 2005 was approximately $57,000 and $175,000, respectively, representing a decrease of $118,000. This decrease is primarily due to the pay off of the revolving credit facility with the proceeds from the sale of DSI Payroll Services on May 31, 2006. Interest income for the three months ended December 31, 2006 and 2005 was approximately $23,000 and $3,000, respectively, representing an increase of $20,000. This increase is a result of interest earned on the cash proceeds of the sale of the DSI Payroll Services division.

Income tax benefit from continuing operations for the three months ended December 31, 2006 and 2005 was $0.1 million and $0.3 million, respectively. As a component of this net tax benefit, the Company provided a deferred tax valuation allowance for the quarter ended December 31, 2006 of $0.16 million. The Company has provided a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. These tax benefits are a result of losses from operations.

Loss from continuing operations for the three months ended December 31, 2006 was $0.6 million, or $(0.03) per fully diluted share, as compared to loss from continuing operations for the three months ended December 31, 2005 of $0.4 million, or $(0.02) per fully diluted share.

Income from discontinued operations, net of tax, for the three months ended December 31, 2006 was $0.05 million, or $0.00 per fully diluted share. Income from discontinued operations, net of tax, for the three months ended December 31, 2005 was $0.4 million, or $0.02 per fully diluted share. This is primarily a result of a reclassification of the profitable operations of the DSI Payroll Services division to discontinued operations for fiscal 2006.

Net loss for the three months ended December 31, 2006 was $0.5 million, or $(0.03) per fully diluted share, as compared to a net loss of $0.02 million, or $0.00 per fully diluted share, for the three months ended December 31, 2005.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended December 31, 2006 was $1.0 million compared to cash used in operating activities of $2.3 million for the three months ended

December 31, 2005. Losses from continuing operations as well as increased accounts receivable and decreased current liabilities contributed to the use of cash during the three months ended December 31, 2006.

Cash used in investing activities for the three months ended December 31, 2006 was $0.03 million compared to $0.02 million for the three months ended December 31, 2005. This cash is primarily for the purchase of telephone and technology equipment.

Cash provided by financing activities for the three months ended December 31, 2006 approximated zero. Cash provided by financing activities was $1.3 million for the three months ended December 31, 2005, primarily as a result of borrowings on the revolving line of credit.

Effective June 8, 2005, TeamStaff entered into a $7.0 million revolving credit facility provided by PNC Bank to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants including a fixed charge coverage ratio if the Company fails to maintain invested cash and line availability minimum requirements. For the quarter ended December 31, 2006, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets. As of December 31, 2006, there was no debt outstanding under the credit facility and $6.1 million of unused availability under the line of credit, based on billed accounts receivable.

Availability under the PNC Bank line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of RS Staffing Services are required to execute ‘‘Acknowledgements of Assignment.’’ There can be no assurance that every RS Staffing government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the line of credit.

As of December 31, 2006, TeamStaff had unrestricted cash and cash equivalents of $1.1 million and net accounts receivable of $8.8 million. TeamStaff also had $6.1 million of unused availability under the revolving credit facility provided by PNC Bank. As of December 31, 2006, TeamStaff had working capital of $3.7 million. The Company believes it has enough sources of liquidity to meet demand over the next twelve months.

Obligations (Amounts in thousands)			Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt(1)	$1,793	$1,562	$197	$34
Operating leases(2)	1,799	480	1,223	96
Pension liability(3)	479	210	269
Total Obligations	$4,071	$2,252	$1,689	$130

(1)	Represents notes payable related to acquisition of RS Staffing, and capital lease obligations.

(2)	Represents lease payments net of sublease income.

(3)	Represents pension liabilities for the former CEO and former CFO.

Contractual Obligations

There have been no significant changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter ended December 31, 2006.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on the Company’s financial condition or results of operations.

Effects of Inflation

Inflation and changing prices have not had a material effect on TeamStaff’s net revenues and results of operations, as TeamStaff has been able to modify its prices and cost structure to respond to inflation and changing prices.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. If interest rates in these periods decrease, TeamStaff’s workers’ compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, TeamStaff, Inc. has an $8.0 million revolving credit facility by PNC Bank. Revolving credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum combined cash and line availability. The facility is subject to acceleration upon non-payment or various other standard default clauses. Material increases in the Prime or LIBOR rate could have a material adverse effect on our results of operations, the status of the revolving credit facility as well as interest costs.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Based on their evaluation, as of December 31, 2006, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As discussed in detail in Item 2 above, effective January 8, 2006, T. Kent Smith, the Company’s Chief Executive Officer resigned. Rick J. Filippelli, the Company’s Chief Financial Officer, was appointed President and Chief Executive Officer and retained his position as Chief Financial Officer.

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

ITEM 1A.    RISK FACTORS

Refer to the September 30, 2006 Form 10-K. The Company believes that there have not been any material changes from risk factors as previously disclosed in the registrant’s Form 10-K in response to Item 1A to Part 1 of Form 10-K, other than the addition of the following two risk factors:

We are dependent upon certain of our management personnel.

Our performance to date has resulted in part from the contributions of the Company’s executive officers. Our present executive officers are expected to make important contributions towards improved future performance. The loss of our key personnel could materially affect our operations. Competition for qualified management personnel is intense, and in the event that we experience further turnover in senior management positions, we cannot assure you that we will be able to recruit suitable replacements on a timely basis. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, further turnover in key management positions could temporarily harm our financial performance and results of operations until any new management becomes familiar with our business.

As discussed in detail in Item 2 above, effective January 8, 2006, T. Kent Smith, the Company’s Chief Executive Officer resigned. Rick J. Filippelli, the Company’s Chief Financial Officer, was appointed President and Chief Executive Officer and retained his position as Chief Financial Officer. James D. Houston, the Company’s General Counsel, Vice President of Business and Legal Affairs and Corporate Secretary, was also appointed to the position of Chief Operating Officer. The Company is dependent on Messrs. Filippelli and Houston as our sole executive officers presently, and the loss of either individual could temporarily or permanently harm our financial performance and results of operations until we are able to recruit suitable replacements, if ever, and such new management becomes familiar with our business, if ever. Other than with our CEO and CFO, we generally do not have long-term employment contracts with our key personnel, nor do we maintain ‘‘key person’’ life insurance policies on any of our key personnel.

We are dependent on the proper functioning of our information systems.

We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. Although we have risk mitigation measures in place, our information systems and our access to these systems are not impervious to flood, fire, storm, power loss, telecommunications failures or similar events. If our information systems fail or are otherwise unavailable, our business and financial results could be materially adversely affected.

ITEM 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(a)    Exhibits

10.1	Form of Amendment to Revolving Credit and Security Agreement dated December 13, 2006 between TeamStaff, Inc. and PNC Bank, N.A.
10.2	Lease, dated as of December 4, 2006, for our business premises located at 6555 Quince Road, Suite 303, Memphis, Tennessee.
10.3	Form of Separation Agreement with T. Kent Smith dated as of January 17, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on January 29, 2007)*.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.
/s/ Rick J. Filippelli Rick J. Filippelli Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

Dated:   February 13, 2007