Form 10-Q
period 2007-03-31
TEAMSTAFF INC
filed 2007-05-15
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes         No

19,243,366 shares of Common Stock, par value $.001 per share, were outstanding as of May 11, 2007.

TEAMSTAFF, INC.

FORM 10-Q

March 31, 2007

		Page No.
Part I — Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and September 30, 2006	3
	(Unaudited) Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2007 and 2006	5
	(Unaudited) Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended March 31, 2007 and 2006	6
	(Unaudited) Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and 2006	7
	Notes to Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	26
Part II — Other Information
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
	Signatures	29
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1

Part I — FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	MARCH 31, 2007	SEPTEMBER 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$337	$2,157
Accounts receivable, net of allowance for doubtful accounts of $31and $44 at March 31, 2007 and September 30, 2006, respectively	9,105	8,712
Prepaid workers’ compensation	723	1,094
Other current assets	1,024	923
Total current assets	11,189	12,886
EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,347	3,333
Computer equipment	578	556
Computer software	898	898
Leasehold improvements	177	177
	5,000	4,964
Less accumulated depreciation and amortization	(4,256)	(4,085)
Equipment and improvements, net	744	879
TRADENAME	4,569	4,569
GOODWILL	11,986	11,986
OTHER ASSETS:
Prepaid workers’ compensation, net of current portion	—	350
Other assets	94	106
Total other assets	94	456
TOTAL ASSETS	$28,582	$30,776

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	MARCH 31, 2007	SEPTEMBER 30, 2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$1,500	$1,500
Current portion of capital lease obligations	63	61
Accrued payroll	1,748	1,687
Accrued pension liability	210	210
Accounts payable	2,924	3,207
Accrued expenses and other current liabilities	1,719	1,818
Total current liabilities	8,164	8,483
CAPITAL LEASE OBLIGATIONS, net of current portion	215	247
ACCRUED PENSION LIABILITY, net of current portion	201	388
LIABILITIES FROM DISCONTINUED OPERATIONS	205	454
Total liabilities	8,785	9,572
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 19,250 and 19,285 at March 31, 2007 and September 30, 2006, respectively; outstanding 19,243 and 19,278 at March 31, 2007 and September 30, 2006, respectively	19	19
Additional paid-in capital	68,755	68,684
Accumulated deficit	(48,903)	(47,387)
Accumulated comprehensive losses	(50)	(88)
Treasury stock, 7 shares at cost at March 31, 2007 and September 30, 2006	(24)	(24)
Total shareholders’ equity	19,797	21,204
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,582	$30,776

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the three months ended March 31,
	2007	2006
REVENUES	$17,762	$18,452
DIRECT EXPENSES	15,145	15,395
Gross profit	2,617	3,057
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,516	3,548
DEPRECIATION AND AMORTIZATION	86	91
Loss from operations	(985)	(582)
OTHER INCOME (EXPENSE):
Interest income	11	8
Interest expense	(56)	(193)
Other income	46	39
	1	(146)
Loss from continuing operations before tax	(984)	(728)
INCOME TAX BENEFIT	13	271
Loss from continuing operations	(971)	(457)
INCOME FROM DISCONTINUED OPERATIONS:
(Loss) income from operations, net of tax expense of $0 and $152 for quarters ended March 31, 2007 and 2006, respectively	(31)	245
	(31)	245
Net loss	(1,002)	(212)
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment, net of tax	15	5
COMPREHENSIVE LOSS	$(987)	$(207)
EARNINGS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.05)	$(0.02)
Income from discontinued operations	0.00	0.01
Net loss	$(0.05)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	19,243	19,278
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	19,243	19,278

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the six months ended March 31,
	2007	2006
REVENUES	$35,309	$37,877
DIRECT EXPENSES	29,978	31,567
Gross profit	5,331	6,310
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,819	7,233
DEPRECIATION AND AMORTIZATION	177	182
Loss from operations	(1,665)	(1,105)
OTHER INCOME (EXPENSE):
Interest income	34	11
Interest expense	(113)	(368)
Other income	97	78
	18	(279)
Loss from continuing operations before tax	(1,647)	(1,384)
INCOME TAX BENEFIT	108	522
Loss from continuing operations	(1,539)	(862)
INCOME FROM DISCONTINUED OPERATIONS:
(Loss) income from operations, net of tax expense of $0 and $392 for six months ended March 31, 2007 and 2006, respectively	(54)	632
Income from disposal, net of tax expense of $48 for six months ended March 31, 2007	77	—
	23	632
Net loss	(1,516)	(230)
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment, net of tax	38	50
COMPREHENSIVE LOSS	$(1,478)	$(180)
EARNINGS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.08)	$(0.04)
Income from discontinued operations	0.00	0.03
Net loss	$(0.08)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	19,249	19,278
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	19,249	19,278

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the six months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,516)	$(230)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired businesses:
Deferred income taxes	—	(182)
Depreciation and amortization	177	182
Compensation expense related to director stock option grants	5	10
Compensation expense related to employee restricted stock grants	115	—
Provision for doubtful accounts	58	104
Gain on sale of DSI Payroll Services Division	(77)	—
Changes in operating assets and liabilities, net of acquired businesses:
(Increase) in accounts receivable	(451)	(487)
Decrease in other current assets	220	391
Decrease in other assets	357	1,878
(Decrease) in accounts payable, accrued payroll, accrued expenses and other current liabilities	(321)	(1,456)
(Decrease) in pension liability	(187)	(213)
Cash flows from discontinued operations	(172)	(155)
Net cash used in operating activities	(1,792)	(158)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software	(36)	(82)
Payment for acquisition of Nursing Innovations	—	3
Net cash used in investing activities	(36)	(79)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	2,446	44,925
Payments on revolving line of credit	(2,446)	(44,910)
Principal payments on notes payable	—	(278)
Repayments on capital leases obligations	(30)	(21)
Net comprehensive income on pension	38	50
Cash flows from discontinued operations	—	12
Net cash provided by (used in) financing activities	8	(222)
Net decrease in cash and cash equivalents	(1,820)	(459)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,157	1,304
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$337	$845
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$113	$296
Income taxes	$457	$84

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITY:

The company reclassified $350,000 of prepaid workers’ compensation from long term asset to short term asset.

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (Unaudited)

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

When we use the term ‘‘TeamStaff,’’ or the ‘‘Company’’ we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and TeamStaff Rx, Inc. (including its Nursing Innovations division) and RS Staffing Services, Inc., two wholly-owned subsidiaries of TeamStaff Inc. TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization (‘‘PEO’’) business in fiscal year 2004 and other Company business changes, these ‘‘other’’ subsidiaries are not actively operating.

TeamStaff provides specialized medical, nursing and administrative staffing services. TeamStaff provides allied healthcare and nursing professionals and administrative personnel through three staffing units. The Company’s TeamStaff Rx, Inc. subsidiary operates throughout the United States and specializes in providing allied medical employees and nurses, especially ‘‘travel’’ staff (typically on a thirteen-week assignment basis). Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx, Inc. places temporary employees for over 200 client facilities. TeamStaff Rx Inc.’s Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. Nursing Innovations places temporary employees at over 130 client facilities. The Company’s RS Staffing Services, Inc. subsidiary specializes in providing medical and office administration/technical professionals through nationwide Schedule contracts with both the General Services Administration and Veterans Affairs. RS Staffing Services, Inc. places temporary employees at over 75 facilities.

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

(2)    significant accounting policies:

Recently Issued Accounting Pronouncements Affecting the Company

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2009 and is still evaluating the effect, if any, on its financial position or results of operations.

Revenue Recognition

From October 1, 2005 through May 31, 2006, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services. Effective May 31, 2006, TeamStaff sold substantially all of the assets of its DSI Payroll Services division (see Note 5), and as a result, as of May 31, 2006 TeamStaff operated in only one segment, which is the temporary and permanent medical and administrative staffing business.

TeamStaff accounts for its revenues in accordance with EITF 99-19, Reporting Revenues Gross as a Principal Versus Net as an Agent, and SAB 104, Revenue Recognition. TeamStaff recognizes all amounts billed to its temporary staffing customers as gross revenue because, among other things, TeamStaff is the primary obligor in the temporary staffing arrangement; TeamStaff has pricing latitude; TeamStaff selects temporary employees for a given assignment from a broad pool of individuals; TeamStaff is at risk for the payment of its direct costs; and, TeamStaff assumes a significant amount of other risks and liabilities as an employer of its temporary employees, and therefore, is deemed to be a principal in regard to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by temporary employees which have not yet been billed to the customer as of the end of the accounting period.

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

Effective January 19, 2007, the Board of Directors agreed to change Board member stock compensation as follows:

Each non-employee Board member will receive an initial grant under the Company’s 2006 Long-Term Incentive Plan of 15,000 shares of restricted stock following the 2007 annual meeting of shareholders. Additionally, for each Board committee on which such non-employee Board member serves, the Board member will receive a grant of 2,500 shares of restricted stock following the 2007 annual meeting of shareholders. Fifty percent (50%) of all such shares of restricted stock shall vest when the volume-weighted average share price of the Company’s common stock over any twenty consecutive trading days exceeds the price on the date of grant by 20%, with the remaining fifty percent (50%) vesting one year thereafter. Future annual grants shall be determined by the Company’s Compensation Committee.

Effective October 1, 2005, the Company’s stock based compensation plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (‘‘FAS’’) No. 123 (revised 2004), Share-Based Payment (‘‘FAS 123(R)’’), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (‘‘SEC’’) Staff Accounting Bulletin (‘‘SAB’’) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123. Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. As a result of the adoption of FAS 123(R), the Company’s results for the three and six month period ended March 31, 2007 include share-based compensation expense totaling approximately $2,000 and $5,000, respectively. The Company’s results for the three and six month period ended March 31, 2006 include share-based compensation expense totaling approximately $5,000 and $10,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within operating expenses. The Company recognized related tax benefits associated with its share-based compensation arrangements totaling approximately $1,000 and $2,000, respectively, for the three and six month period ended March 31, 2007. The Company recognized related tax benefits associated with its share-based compensation arrangements totaling approximately $2,000 and $4,000, respectively, for the three and six month period ended March 31, 2006. As of March 31, 2007, approximately $4,000 of unrecognized compensation expense related to non-vested stock option awards is expected to be recognized during the remainder of the current fiscal year.

During the three and six months ended March 31, 2007, TeamStaff did not grant any options, no options expired, 62,000 options were cancelled unexercised and no options were exercised. There were 831,000 options outstanding as of March 31, 2007. During the three and six months ended March 31, 2006, TeamStaff did not grant any options, no options expired or were cancelled unexercised, and no options were exercised. There were 1,318,000 options outstanding as of March 31, 2006.

During the three months ended March 31, 2007, TeamStaff granted awards of restricted stock under its 2006 Long Term Incentive Plan. An aggregate of 230,000 shares of restricted stock were awarded at the closing price on the award date of $1.07. The Shares will vest according to the following schedule: (a) 60,000 Shares will vest immediately; (b) 85,000 Shares will vest on September 30, 2008, subject to the Company achieving four prior consecutive quarters of EBITDA profitability, and (c) 85,000 Shares will vest on September 30, 2009 subject to at least a 50% improvement in EBITDA profitability in fiscal 2009 as compared to fiscal 2008. In accordance with FAS 123(R) the company will not accrue expense until it is probable that these performance conditions will be achieved.

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2006	893,000	$2.65	2.6	$—
Granted	—
Exercised	—
Cancelled	62,000	$2.00
Options outstanding, March 31, 2007	831,000	$2.69	2.1	$—
Options exercisable, March 31, 2007	811,000	$2.70	2.0	$—

	Number Of Shares	Weighted Average Grant-Date Fair Value
Restricted stock outstanding, September 30, 2006	220,000	$1.70
Granted	230,000	1.07
Cancelled	80,000	1.70
Restricted stock outstanding, March 31, 2007	370,000	$1.31

As of March 31, 2007, approximately $347,000 of unrecognized compensation costs related to non-vested restricted stock awards was expected to be recognized over a weighted average period of 2.3 years.

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended March 31,		Six Months Ended March 31,
(Amounts in thousands)	2007	2006	2007	2006
Weighted average number of common shares outstanding-basic	19,243	19,278	19,249	19,278
Incremental shares for assumed conversion of stock options/warrants	—	—	—	—
Weighted average number of common shares outstanding-diluted	19,243	18,398	19,249	17,844

Stock options and warrants outstanding at March 31, 2007 to purchase 1,429,000 shares of common stock and at March 31, 2006 to purchase 1,932,000 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax asset was necessary in fiscal 2006. In fiscal 2006, the deferred tax asset was reduced by $16.9 million with a corresponding adjustment to the provision for income taxes. For the three months ended March 31, 2007, the Company recorded approximately $0.4 million in additional valuation allowance against the deferred tax asset related to current taxable losses, with a corresponding adjustment to the provision for income taxes. For the six months ended March 31, 2007, the Company recorded approximately $0.5 million in additional valuation allowance against the deferred tax asset related to current taxable losses, with a corresponding adjustment to the provision for income taxes. The net carrying value of the deferred tax asset was $0 at September 30, 2006 and as of March 31, 2007. The establishment of the deferred tax asset allowance does not preclude the Company from reversing a portion or all of the allowance in future periods if the Company believes the positive evidence is sufficient enough to utilize at least a portion of the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry-forward limitations and periods permitted by tax law.

The Company has available approximately $28.3 in net operating loss carry forwards that expire at various dates through 2025.

Accumulated Comprehensive Loss and Minimum Pension Liability Adjustment

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The minimum pension liability adjustment, net of income taxes, is recorded as a component of ‘‘Accumulated comprehensive income’’ on the balance sheet and is reflected in Statement of Comprehensive Income (Loss) as ‘‘Minimum pension liability adjustment, net of tax’’. The Company used a discount rate of 3.0% each to calculate the projected benefit obligation and the periodic benefit cost calculation for the three and six months ended March 31, 2007. The Company recorded a gain from such adjustment, net of tax of $15,000 and $5,000 for the three months ended March 31, 2007 and 2006, respectively. The Company recorded a gain from such adjustment, net of tax of $38,000 and $50,000 for the six months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and September 30, 2006, accumulated comprehensive loss on the balance sheet reflects the cumulative balance due to the minimum pension liability adjustment.

(3)    RECENT EVENTS:

On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to RS Staffing Services, Inc. (‘‘RS Staffing’’) requesting production of certain documents dating back to 1997. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division, along with members of the Veterans Affairs Office of Inspector General are responsible for the current criminal investigation. The subpoena states that it is issued in connection with an investigation of possible violations of federal criminal laws and related crimes concerning procurement at the Veterans Administration. RS Staffing provides temporary staffing at certain Veterans Administration hospitals that may be part of the investigation. The return date for documents called for by the subpoena is May 17, 2007. In connection with the same investigation, agents with the United States Department of Veterans Affairs, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing. The Company has been advised that neither it nor RS Staffing is currently a target of the investigation. The Company is actively cooperating with the government’s investigation.

The Company originally acquired RS Staffing in May of 2005 and is reviewing its rights to seek indemnification from the sellers for costs that may be incurred in connection with the investigation.

(4)    BUSINESS COMBINATIONS:

Acquisition of RS Staffing Services, Inc.

On June 8, 2005 TeamStaff, Inc. completed its acquisition of RS Staffing, a privately held Georgia corporation, pursuant to the terms of a Stock Purchase Agreement dated as of May 26, 2005. RS Staffing, headquartered in Monroe, GA, specializes in providing medical and office administration/
technical professionals through nationwide Schedule contracts with both the General Services Administration (‘‘GSA’’) and Veterans Affairs (‘‘VA’’). Closing of the transaction was completed for accounting purposes as of June 4, 2005. TeamStaff acquired all of the capital stock of RS Staffing for a purchase price of $8 million consisting of $3.25 million in cash, $3 million in a 2-year note, and $1.75 million in TeamStaff common stock (1,206,896 shares). The shares are restricted shares and can only be sold in accordance with the provisions of Rule 144 of the Securities Act of 1933. The Sellers guaranteed a minimum net worth of $1.4 million and any amounts above or below this amount after a finalized accounting at one year post acquisition, were subject to a purchase price adjustment. As a result, for the quarter ended June 30, 2006, a downward purchase price adjustment in the amount of approximately $132,000 was made and deducted from the amount due under the first installment of the note payable. In addition, there was a one-year earn out of up to $2.0 million based upon the achievement of specified performance targets for the business. The performance targets were met and the Company made payment of the full amount on August 14, 2006. Principals of RS Staffing, namely Roger Staggs and Barry Durham, initially continued as management of RS Staffing pursuant to employment agreements with each of them. Barry Durham resigned his position effective as of

December, 2005. Roger Staggs’ employment agreement expired on June 4, 2006 and was not renewed. The acquisition agreement also provided for mutual indemnification for breaches of representations and warranties. Further, the note issued by TeamStaff as part of the purchase price bears interest at 5% per annum, of which one half has been paid and the remainder is payable in June 2007, and is secured by a lien on certain assets of the business, subordinate to any liens granted in connection with financing for the transaction. The Company paid $1.5 million of the note payable plus accrued interest of $150,000 on June 8, 2006. In connection with the acquisition, TeamStaff obtained financing from PNC Bank, National Association (‘‘PNC Bank’’).

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

(5)    DISCONTINUED OPERATIONS:

Disposal of DSI Payroll Services

Effective May 31, 2006, the Company sold substantially all of the assets of its DSI Payroll Services (‘‘DSI’’) division to CompuPay, Inc. (‘‘CompuPay’’) for $9.0 million. The general terms of the transaction were an all-cash sale for $9.0 million, subject to an escrow of $250,000 for potential post-closing contingencies. On November 30, 2006, CompuPay released $125,000 of the escrow to TeamStaff and is scheduled to release the remaining escrow on May 31, 2007. The agreement called for minimum working capital requirements that resulted in a purchase price adjustment of $248,677, which was paid to TeamStaff on September 11, 2006. The agreement also included a transition agreement whereby CompuPay would sublease certain office space at DSI’s current location from TeamStaff, Inc., among other standard agreements.

Net revenues for the payroll services segment during the three and six months ended March 31, 2006 were $1.2 million and $2.7 million, respectively, and due to the sale of DSI, there were no revenues during the three and six months ended March 31, 2007.

The following chart details assets and liabilities from all discontinued operations:

(amounts in thousands)	March 31, 2007	September 30, 2006
ASSETS	$—	$—
LIABILITIES
Accrued expenses and other current liabilities	$205	$454
Total current liabilities	205	454
Total liabilities	$205	$454

Liability Balances (amounts in thousands)	December 31, 2006 Balance	Expensed This Quarter	Paid This Quarter	March 31, 2007 Balance
Accrued expenses and other current liabilities	$321	$0	$116	$205
Total	$321	$0	$116	$205

(6)    COMMITMENT AND CONTINGENCY:

Payroll Taxes

TeamStaff has received notices from the Internal Revenue Service (‘‘IRS’’) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain PEO assets in November, 2003, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist it in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably.

(7)    WORKERS’ COMPENSATION:

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

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. On March 5, 2007, Zurich further reduced the collateral requirements on outstanding workers’ compensation claims and released an additional $0.76 million in trust account funds back to TeamStaff. After the release of these trust account funds, Zurich further reviewed the collateral requirements on outstanding worker’s compensation claims and on April 3, 2007, subsequent to the balance sheet date, released an additional $0.43 million in trust account funds back to TeamStaff. TeamStaff estimates that at March 31, 2007, the remaining prepaid asset of $0.7 million (which includes the $0.43 million received on April 3, 2007,) will be received within the next twelve months. This is reflected on TeamStaff’s balance sheet as of March 31, 2007 as a current asset.

As of March 31, 2007 the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

(8)    DEBT:

In connection with the acquisition of RS Staffing (see Note 4), TeamStaff secured financing with PNC Bank in the form of a $7.0 million revolving credit facility. The credit facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances under the credit facility bear interest at either a PNC Bank internal rate that approximates the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants includinga fixed charge coverage ratio if the Company fails to maintain invested cash and line availability minimum requirements. For the period ended March 31, 2007, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets. The facility was paid off with the proceeds from the sale of DSI on May 31, 2006 and the line was not drawn upon subsequently until February 8, 2007. At March 31, 2007, there was no debt outstanding under the credit facility and $5.9 million of unused availability under the line, based on billed accounts receivable. The average daily outstanding balance from February 8, 2007 through March 31, 2007, was $0.07 million. The weighted average interest rate on advances from February 8, 2007 through March 31, 2007 was 8.5% for balances not subject to LIBOR. The interest rate effective at March 31, 2007 was 8.5%.

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

Long-term debt from continuing operations at March 31, 2007 and September 30, 2006 consists of the following-

(Amounts in thousands)	March 31, 2007	September 30, 2006
Notes payable	$1,500	$1,500
Less: Current portion	(1,500)	(1,500)
Long-term debt	$—	$—

(9)    STOCK WARRANTS:

During the three and six months ended March 31, 2007, no warrants were issued, no warrants expired unexercised and no warrants were exercised. There were 598,000 warrants outstanding as of March 31, 2007. During the quarter ended March 31, 2006, no warrants were issued, no warrants expired unexercised and no warrants were exercised. During the six months ended March 31, 2006, no warrants were issued, 10,000 warrants expired unexercised, and no warrants were exercised. There were 614,000 warrants outstanding as of March 31, 2006.

(10)    SUPPLEMENTAL RETIREMENT PLAN:

Effective October 1, 2000, TeamStaff adopted a non-qualified Supplemental Executive Retirement Plan (‘‘SERP’’) covering certain TeamStaff corporate officers. TeamStaff’s former President and Chief Executive Officer and its former Chief Financial Officer were the only SERP participants. No current employees are covered under SERP. SERP participants also were provided with a split dollar life insurance policy, insuring the life of the participant. Each participant collaterally assigned his policy to TeamStaff to secure repayment of policy premiums. In connection with the change in their employment status, TeamStaff engaged in negotiations with its former President and Chief Executive Officer and the former Chief Financial Officer regarding the payment of certain severance benefits and the satisfaction of TeamStaff’s obligations to each of them under SERP and the split dollar life insurance arrangements.

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

Cash payments aggregating $0.2 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer during the first six months of fiscal 2007.

Components of Net Periodic Benefit Cost:

	Three Months Ended March 31,		Six Months Ended March 31,
(amounts in thousands)	2007	2006	2007	2006
Interest cost	$3	$5	$7	$10
Amortization of net loss	11	8	25	19
Settlement charges	14	—	46	65
Total pension cost	$28	$13	$78	$94

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restructuring of Management

Effective January 5, 2007, Mr. Robert P. Traficanti resigned as General Manager of the Nursing Innovations division of TeamStaff Rx.

Effective January 8, 2007, Mr. T. Kent Smith left the Company having served as President, Chief Executive Officer and Member of the Board of Directors. Mr. James L. Donahue left the Company having served as its Vice President of Sales and President of the Company’s TeamStaff Rx subsidiary. Mr. Peter Rosen left the Company having served as its Vice President of Human Resources.

Effective January 10, 2007, Mr. Rick J. Filippelli, the Company’s Chief Financial Officer was appointed President and Chief Executive Officer.

Effective January 18, 2007, Mr. James D. Houston, the Company’s General Counsel, Vice President of Business and Legal Affairs and Corporate Secretary was appointed Chief Operating Officer. Effective April 30, 2007, subsequent to the balance sheet date, Mr. Houston’s employment with the Company was terminated.

Effective January 16, 2007, Mr. Ben Dyer resigned as a member of the Company’s Board of Directors.

Effective January 19, 2007, the Company’s Board of Directors elected Mr. Rick Filippelli, the Company’s President, CEO and CFO to the Board of Directors.

Effective January 19, 2007, the Company’s Board of Directors elected Mr. William H. Alderman and Mr. Rick Wasserman to the Company’s Board of Directors to fill vacancies in accordance with the Company’s by-laws.

Effective January 23, 2007, Mr. Ronald R. Aldrich resigned from the Company’s Board of Directors.

Effective March 2, 2007, Mr. Timothy Nieman left the Company having served as President of RS Staffing. Ms. Julie Thompson was concurrently rehired on a consultant basis to assist at RS Staffing.

As part of the Company’s initiative on sales and marketing in its allied and nursing staffing division, Mr. Terry Merlin was hired as Director of Sales and Marketing for TeamStaff Rx, the Company’s allied and nursing staffing subsidiary and commenced employment on March 15, 2007.

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

Revenue Recognition

From October 1, 2005 through May 31, 2006, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services. Effective May 31, 2006, TeamStaff sold substantially all of the assets of its DSI division (see Note 5), and as a result, TeamStaff now operates in only one segment, which is the temporary and permanent medical and administrative staffing business.

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

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. On March 5, 2007, Zurich further reduced the collateral requirements on outstanding workers’ compensation claims and released an additional $0.76 million in trust account funds back to TeamStaff. After the release of these trust account funds, Zurich further reviewed the collateral requirements on outstanding worker’s compensation claims and on April 3, 2007, subsequent to the balance sheet date, released an additional $0.43 million in trust account funds back to TeamStaff. TeamStaff estimates that at March 31, 2007, the remaining prepaid asset of $0.7 million (which includes the $0.43 million received on April 3, 2007,) will be received within the next twelve months. This is reflected on TeamStaff’s balance sheet as of March 31, 2007 as a current asset.

As of March 31, 2007 the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed due to their relatively young age, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

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

At March 31, 2007, the Company provided a 100% deferred tax valuation allowance of approximately $17.4 million. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. The Company is providing a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. The establishment of the deferred tax asset allowance does not preclude the Company from reversing any or all of the allowance in future periods if the Company believes the positive evidence is sufficient enough to utilize the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry forward limitations and periods permitted by law.

Results of Continuing Operations

TeamStaff’s revenues for the three months ended March 31, 2007 and 2006 were $17.8 million and $18.5 million, respectively, which represents a decrease of $0.7 million, or 3.7%, from second fiscal quarter 2006 to second fiscal quarter 2007. All revenues are related to the staffing services divisions. Revenues for the second fiscal quarter 2007 and 2006 include $11.2 million and $10.9 million, respectively, related to the RS Staffing subsidiary. This acquisition, effective as of June 2005, helped offset a decrease of $0.9 million in the revenues of the travel allied and nursing portion (‘‘travel’’) of our staffing services division from second fiscal quarter 2006 to second fiscal quarter 2007.

TeamStaff’s revenues for the six months ended March 31, 2007 and 2006 were $35.3 million and $37.9 million, respectively, which represents a decrease of $2.6 million, or 6.8%, from fiscal year 2006 to fiscal year 2007. All revenues relate to the staffing services division. Revenues for the six months ended March 31, 2007 and 2006include $22.3 million and $21.9 million, respectively, related to RS Staffing.

The Company’s travel allied and nursing divisions continued to under perform the market during the second fiscal quarter of 2007. In response to this, in January 2007, the Company restructured its senior management and its Board of Directors in an effort to reduce expenses and restructure its operations, to accelerate revenue growth and contribute to a return to profitability. In connection with the restructuring, the Company’s President and Chief Executive Officer, T. Kent Smith, resigned effective January 8, 2007. Mr. Smith also resigned from the Board of Directors. Rick J. Filippelli, the Company’s Chief Financial Officer, was appointed President and Chief Executive Officer and also retained his position as Chief Financial Officer. Mr. Filippelli was also elected to the Board of Directors. James D. Houston, the Company’s General Counsel, Vice President of Business and Legal Affairs and Corporate Secretary, was also appointed to the position of Chief Operating Officer. Effective April 30, 2007, subsequent to the balance sheet date, Mr. Houston’s employment with the Company was terminated. Additional members of the senior management team that resigned in January 2007 were James Donahue, Vice President of Sales and Marketing and President of TeamStaff Rx, Peter Rosen, Vice President of Human Resources and Robert Traficanti, Vice President of Nursing Innovations.

The Company is leading several initiatives to position the staffing services divisions for growth in fiscal 2007. Sales initiatives include assessing, restructuring and adding to its sales force and recruiting efforts, restructuring sales force incentive compensation to better reflect pay for performance and implementation of a pricing and gross margin improvement plan. As part of a marketing initiative, the Company has contracted with an advertising agency to launch an aggressive ad campaign to attract travelers. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure. On March 15, 2007, the Company hired a Director of Sales and Marketing to oversee the allied and nursing sales efforts.

Longer term, we continue to believe the demand for temporary medical personnel will increase. Key drivers in our business segment include the declining health of an aging population, advances in medical technology and growth in hospital admissions. We believe demand will also increase as more states introduce legislation for mandatory minimum caregiver-to-patient ratios and overtime limitations. The introduction of such legislation should favorably impact our temporary nurse staffing business. Our acquisition of RS Staffing completed in early June 2005 gives us a strong presence in the government sector and provides us with an opportunity to bid on awards for large multi-year contracts with solid operating margins. We continue to focus on our sales and marketing efforts throughout the divisions in order to increase our contact with current and prospective clients.

Direct expenses for the three months ended March 31, 2007 and 2006 were $15.1 million and $15.4 million, respectively, which represents a decrease of $0.3 million, or 1.6%, from second fiscal quarter 2006 to second fiscal quarter 2007. This decrease is a direct result of decreased revenues. As a percentage of revenue, direct expenses for the three months ended March 31, 2007 and 2006 were 85.3% and 83.4%, respectively. Direct expenses for the six months ended March 31, 2007 and 2006 were $30.0 million and $31.6 million, respectively, which represents an decrease of $1.6 million, or 5.0%, from fiscal year 2006 to fiscal year 2007. As a percentage of revenue, direct expenses for the six months ended March 31, 2007 and 2006 were 84.9% and 83.3%, respectively.

Gross profit for the three months ended March 31, 2007 and 2006 was $2.6 million and $3.1 million, respectively, which represents a decrease of $0.5 million, or 14.4%, from second fiscal quarter 2006 to second fiscal quarter 2007. This decrease is attributable to the decline in revenues. Gross profit, as a percentage of revenue, decreased to 14.6% from 16.6%, for the three months ended March 31, 2007 and 2006, respectively. Gross profit for the six months ended March 31, 2007 and 2006 was $5.3 million and $6.3 million, respectively, which represents an decrease of $1.0 million, or 15.5%, from fiscal year 2006 to fiscal year 2007. Gross profit, as a percentage of revenue, decreased to 15.0% in fiscal year 2007 from 16.6% in fiscal year 2006. This decrease is primarily due to RS Staffing comprising a larger percentage of total revenue in fiscal 2007 compared to fiscal 2006. The gross profit calculation includes costs paid to RS Staffing teaming partners (subcontractors) that are included as a direct expense. Teaming partners (subcontractors) is a business practice expected by government entities who prefer their suppliers to provide more of a master vendor service where the supplier looks to outside sources when needed to fill open staffing positions.

Selling, general and administrative (‘‘SG&A’’) expenses for the three months ended March 31, 2007 and 2006 remained approximately the same at $3.5 million. Included in SG&A for the three months ended March 31, 2007 is approximately $0.3 million in accrued severance costs related to the management restructuring that occurred during the quarter. SG&A expenses, as a percentage of revenue, were 19.8% and 19.2%, for the three months ended March 31, 2007 and 2006, respectively. SG&A expenses for the six months ended March 31,2007 and 2006 were $6.8 million and $7.2 million, respectively, which represents a decrease of $0.4 million, or 5.7% from fiscal year 2006 to fiscal year 2007. Adjusting for the $0.3 million of severance included in the second fiscal quarter of 2007, SG&A expenses for the current fiscal year decreased by approximately $0.7 million or nine percent.

Depreciation and amortization for the three months ended March 31, 2007 and 2006 was approximately $86,000 and $91,000, respectively. Depreciation and amortization for the six months ended March 31, 2007 and 2006 was approximately $177,000 and $182,000, respectively.

Other income, which primarily consists of late fee income, for the three months ended March 31, 2007 and 2006 was approximately $46,000 and $39,000, respectively, which represents an increase of $7,000. Other income for the six months ended March 31,2007 and 2007 was approximately $97,000 and $78,000, respectively, representing an increase of $19,000. Late fee income is earned only in the allied healthcare division.

Interest expense for the three months ended March 31, 2007 and 2006 was approximately $56,000 and $193,000, respectively, representing a decrease of $137,000. Interest expense for the six months ended March 31, 2007 and 2006 was $113,000 and $368,000, respectively, representing a decrease of $255,000. This decrease is primarily due to the pay off of the revolving credit facility with the proceeds from the sale of DSI on May 31, 2006. Interest income for the three months ended March 31, 2007 and 2006 was approximately $11,000 and $8,000, respectively, representing an increase of $3,000. Interest income for the six months ended March 31, 2007 and 2006 was approximately $34,000 and $11,000 respectively, representing an increase of $23,000. This increase is a result of interest earned on the cash proceeds of the sale of the DSI division.

The income tax benefit from continuing operations for the three months ended March 31, 2007 and 2006 was $0.01 million and $0.3 million, respectively. Income tax benefit from continuing operations for the six months ended March 31, 2007 and 2006 was $0.1 million and $0.5 million, respectively. As a component of this net tax benefit, the Company provided a deferred tax valuation allowance for the three and six months ended March 31, 2007 of $0.4 million and $0.5 million, respectively. The Company has provided a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. These tax benefits are a result of losses from operations.

Loss from continuing operations for the three months ended March 31, 2007 was $1.0 million, or $(0.05) per fully diluted share, as compared to loss from continuing operations for the three months ended March 31, 2006 of $0.5 million, or $(0.02) per fully diluted share. Loss from continuing operations for the six months ended March 31, 2007 was $1.5 million, or $(0.08) per fully diluted share, as compared to loss from continuing operations for the six months ended March 31, 2006 of $0.9 million, or $(0.04) per fully diluted share.

Loss from discontinued operations, net of tax, for the three months ended March 31, 2007 was $0.03 million, with no effect on earnings per share. Income from discontinued operations, net of tax, for the three months ended March 31, 2006 was $0.2 million, or $0.01 per fully diluted share. Income from discontinued operations, net of tax, for the six months ended March 31, 2007 was $0.02 million, with no effect on earnings per share. Income from discontinued operations, net of tax, for the six months ended March 31, 2006 was $0.6 million, or $0.03 per fully diluted share. Income from discontinued operations in fiscal 2006 is primarily a result of a reclassification of the profitable operations of the DSI division to discontinued operations.

Net loss for the three months ended March 31, 2007 was $1.0 million, or $(0.05) per fully diluted share, as compared to a net loss of $0.2 million, or $(0.01) per fully diluted share, for the three months ended March 31, 2006. Net loss for the six months ended March 31, 2007 was $1.5 million, or $(0.08) per fully diluted share, as compared to a net loss of $0.2 million, or $(0.01) per fully diluted share, for the six months ended March 31, 2006.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended March 31, 2007 was $1.8 million compared to net cash used in operating activities of $0.2 million for the six months ended March 31, 2006. Losses from continuing operations as well as increased accounts receivable and decreased current liabilities contributed to the use of cash during the six months ended March 31, 2007. This was partially offset by $0.76 million in cash received from Zurich related to the reduction in collateral requirements on outstanding workers’ compensation claims.

Cash used in investing activities for the six months ended March 31, 2007 was $0.04 million compared to $0.08 million for the six months ended March 31, 2006. Use of cash for investing activities in the first six months of fiscal 2007 was primarily for the purchase of telephone and technology equipment.

Cash provided by financing activities for the six months ended March 31, 2007 approximated zero. Cash used in financing activities was $0.2 million for the six months ended March 31, 2006, primarily for principal payments made on notes payable for the financing of insurance premiums.

Effective June 8, 2005, TeamStaff entered into a $7.0 million revolving credit facility provided by PNC Bank to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants including a fixed charge coverage ratio if the Company fails to maintain invested cash and line availability minimum requirements. For the quarter ended March 31, 2007, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets. As of March 31, 2007, there was no debt outstanding under the credit facility and $5.9 million of unused availability under the line of credit, based on billed accounts receivable.

Availability under the PNC Bank line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of RS Staffing are required to execute

‘‘Acknowledgements of Assignment.’’ There can be no assurance that every RS Staffing government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the line of credit.

As of March 31, 2007, TeamStaff had unrestricted cash and cash equivalents of $0.3 million and net accounts receivable of $9.1 million. TeamStaff also had $5.9 million of unused availability under the revolving credit facility provided by PNC Bank. As of March 31, 2007, TeamStaff had working capital of $3.0 million. The Company is in discussions with its lender, PNC Bank, regarding possible amendments to its revolving credit facility. The Company is reliant upon the credit facility to provide sufficient liquidity over the next twelve months.

		Payments Due By Period
Obligations (Amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt(1)	$1,778	$1,563	$190	$25
Operating leases(2)	1,653	435	1,197	21
Pension liability(3)	411	210	201	—
Severance liability(4)	263	263	—	—
Total Obligations	$4,105	$2,471	$1588	$46

(1)	Represents notes payable related to acquisition of RS Staffing, and capital lease obligations.
(2)	Represents lease payments net of sublease income.
(3)	Represents pension liabilities for the former CEO and former CFO.
(4)	Represents severance payments related to former employees.

Contractual Obligations

On January 19, 2007, TeamStaff, Inc. and T. Kent Smith entered into a formal separation agreement that became effective on January 29, 2007. The material terms of the agreement provide: (a) Mr. Smith agreed to resign, which TeamStaff agreed is ‘‘without cause’’ under the terms and conditions of his 2005 Employment Agreement (the ‘‘Agreement’’); (b) Mr. Smith agreed to resign from the board of directors according to Article 9.5 of the Agreement; (c) the non-compete provisions of the Agreement were incorporated by reference; (d) TeamStaff will properly disburse Mr. Smith’s 401(k) funds by January 30, 2007; (e) Mr. Smith will receive Continuation Benefits (as defined in the Agreement) for life insurance and long-term disability insurance only; (f) TeamStaff will pay Mr. Smith the Accrued Compensation, ‘‘Accrued Compensation’’ defined as two days of vacation pay, two floating holidays and two expense reports for approximately $1000; and (g) TeamStaff will pay Mr. Smith, according to Article 9.4(c) of the Agreement, base salary under the Agreement through and including September 30, 2007 on the Company’s salary payment dates. The separation agreement provides for other immaterial consideration, mutual and general releases and other standard legal covenants.

TeamStaff, Inc. entered into a formal letter agreement dated and effective as of February 14, 2007 with Rick J. Filippelli, President and CEO, as further described below.

The material terms of Mr. Filippelli’s letter agreement provide for a modification to his employment agreement dated October 1, 2005 (the ‘‘Filippelli Agreement’’) as follows: (1) Term: the term of the Filippelli Agreement will be from January 10, 2007 until September 30, 2009 (the ‘‘Term’’); (2) Position: Mr. Filippelli’s position is amended to include President and CEO; (3) Salary: the initial salary during the Term will be the sum of $265,000.00 per annum; (4) Fiscal Year Cash Bonus: Mr. Filippelli will be entitled to a cash bonus of up to 70% of Mr. Filippelli’s annual salary in the discretion of the Company’s Board of Directors as recommended by the Compensation Committee, subject to certain performance and EBITDA requirements; (5) Incentive Compensation

(Equity): Mr. Filippelli will receive 130,000 shares of restricted stock issued under the Company’s 2006 Long Term Incentive Plan at the closing market price per share of the Company’s stock on the date of the modification letter (the ‘‘Shares’’); the Shares will vest according to the following schedule: (a) 30,000 Shares will vest immediately; (b) 50,000 Shares will vest on September 30, 2008, subject to the Company achieving four prior consecutive quarters of EBITDA profitability, and (c) 50,000 Shares will vest on September 30, 2009 subject to at least a 50% improvement in EBITDA profitability in fiscal 2009 as compared to fiscal 2008; (6) Severance Amount: ‘‘Severance Amount’’ in the Filippelli Agreement is amended to mean the aggregate sum of one year’s salary, payable on the Termination Date (as defined therein); ‘‘Continuation Period’’ in the Filippelli Agreement is modified to mean the period of one (1) year; and (7) If Mr. Filippelli’s employment is terminated for any reason, Mr. Filippelli retains any stock options, restricted stock or other incentive compensation that has vested upon such termination in accordance with the terms and conditions of the Company’s 2006 Long Term Incentive Plan, and all accrued and unused vacation time will be paid out on the Termination Date. All accrued and unused vacation time will carry over from year-to-year until used. Mr. Filippelli will notify the Company’s Compensation Committee annually of amounts being carried over. In all other respects, the Filippelli Agreement remains in full force and effect and applicable to Mr. Filippelli’s employment. In the case of any conflict between the modification letter and the Filippelli Agreement, the letter will control.

Subsequent to the balance sheet date, effective April 30, 2007, the employment of James D. Houston, Chief Operating Officer, Vice President and General Counsel with the Company was terminated. On May 11, 2007, TeamStaff, Inc. and James D. Houston entered into a formal separation agreement related to Mr. Houston’s termination effective April 30, 2007. The material terms of the agreement provide: (a) TeamStaff will pay Mr. Houston the sum of $220,000 representing one year of base salary, in accordance with the terms and conditions of paragraph 5.3(d) of his 2005 Severance Agreement (the ‘‘Agreement’’); (b) TeamStaff will pay Mr. Houston the sum of $89,024 on August 1, 2007, representing a 2007 pro rata bonus, in accordance with the terms and conditions of paragraph 5.3(d) of the Agreement; and (c) Mr. Houston will receive Continuation Benefits (as defined in the Agreement) for standard employee health benefits until March 31, 2008. The agreement provides for other immaterial consideration, mutual and general releases and other standard legal covenants.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4:    CONTROLS AND PROCEDURES

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

Based on their evaluation, as of March 31, 2007, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s second quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed, effective January 8, 2006, T. Kent Smith, the Company’s Chief Executive Officer resigned. Rick J. Filippelli, the Company’s Chief Financial Officer, was appointed President and Chief Executive Officer and retained his position as Chief Financial Officer.

Part II — OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to RS Staffing requesting production of certain documents dating back to 1997. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division, along with members of the Veterans Affairs Office of Inspector General are responsible for the current criminal investigation. The subpoena states that it is issued in connection with an investigation of possible violations of federal criminal laws and related crimes concerning procurement at the Veterans Administration. RS Staffing provides temporary staffing at certain Veterans Administration hospitals that may be part of the investigation. The return date for documents called for by the subpoena is May 17, 2007. In connection with the same investigation, agents with the United States Department of Veterans Affairs, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing. The Company has been advised that neither it nor RS Staffing is currently a target of the investigation. The Company is actively cooperating with the government’s investigation. The Company originally acquired RS Staffing in May of 2005 and is reviewing its rights to seek indemnification from the sellers for costs that may be incurred in connection with the investigation.

In July 2000, TeamStaff made claims for indemnification against the selling shareholders of the TeamStaff Companies (the ‘‘Sellers’’), which were acquired by TeamStaff in January 1999. The claims consisted of various potential liabilities and expenses incurred based on breaches of representations and warranties contained in the acquisition agreement. The Sellers disputed these claims and attempted to assert claims of their own. On January 12, 2001, TeamStaff entered into a settlement agreement with the Sellers. Under the settlement agreement, the Sellers agreed to be liable and responsible for certain potential liabilities estimated at approximately $0.5 million and agreed that 55,000 shares of TeamStaff common stock, which had been held in escrow since the acquisition, were to be cancelled. TeamStaff also agreed to release 29,915 escrow shares to the Sellers. TeamStaff retains 75,000 shares in escrow to provide security for the Seller’s obligations. Each party agreed to release each other from all other claims under the acquisition agreements. No third parties have contacted TeamStaff seeking payment in the last fiscal year for these potential liabilities. In the event that TeamStaff incurs liability to third parties with respect to the claims, TeamStaff would declare an event of default under the settlement agreement and seek collection from the Sellers.

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

ITEM 1A:    RISK FACTORS

Refer to the September 30, 2006 Form 10-K. The Company believes that there have not been any material changes from risk factors as previously disclosed in the registrant’s Form 10-K in response to Item 1A to Part 1 of Form 10-K, other than the addition of the following two risk factors:

We are dependent upon certain of our management personnel.

Our performance to date has resulted in part from the contributions of the Company’s executive officers. Our present executive officers are expected to make important contributions towards improved future performance. The loss of our key personnel could materially affect our operations. Competition for qualified management personnel is intense, and in the event that we experience further turnover in senior management positions, we cannot assure you that we will be able to recruit suitable replacements on a timely basis. We must also successfully integrate all new management and other key positions within our organization to achieve our operating objectives. Even if we are successful, further turnover in key management positions could temporarily harm our financial performance and results of operations until any new management becomes familiar with our business. As previously disclosed, effective January 8, 2006, T. Kent Smith, the Company’s Chief Executive Officer resigned. Rick J. Filippelli, the Company’s Chief Financial Officer, was appointed President and Chief Executive Officer and retained his position as Chief Financial Officer. The Company is dependent on Mr. Filippelli as its sole executive officer presently, and the loss of Mr. Filippelli could temporarily or permanently harm our financial performance and results of operations until we are able to recruit suitable replacements, if ever, and such new management becomes familiar with our business, if ever. Other than with our CEO and CFO, we generally do not have long-term employment contracts with our key personnel, nor do we maintain ‘‘key person’’ life insurance policies on any of our key personnel.

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

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:     OTHER INFORMATION

None.

ITEM 6:    EXHIBITS

(a)    Exhibits

10.1	Separation Agreement with T. Kent Smith dated as of January 19, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 1, 2007)*
10.2	Form of Letter of Agreement with Rick Filippelli dated as of January 10, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 14, 2007)*
10.3	Form of Letter of Agreement with James Houston dated as of January 10, 2007 (filed as Exhibit 99.2 to the Form 8-K filed on February 14, 2007)*
10.4	Form of Agreement and Release with James Houston dated as of May 11, 2007
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.
/s/ Rick J. Filippelli Rick J. Filippelli Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

Dated:   May 15, 2007