Form 10-Q
period 2007-06-30
TEAMSTAFF INC
filed 2007-08-14
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(866) 352-5304
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE

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

Yes             No

19,283,366 shares of Common Stock, par value $.001 per share, were outstanding as of August 14, 2007.

TEAMSTAFF, INC.
FORM 10-Q
For the Quarter Ended June 30, 2007

Part I — FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	JUNE 30, 2007	SEPTEMBER 30, 2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,054	$2,157
Accounts receivable, net of allowance for doubtful accounts of $16 and $44 at June 30, 2007 and September 30, 2006, respectively	7,611	8,712
Prepaid workers’ compensation	303	1,094
Other current assets	508	923
Total current assets	10,476	12,886
EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,347	3,333
Computer equipment	587	556
Computer software	938	898
Leasehold improvements	177	177
	5,049	4,964
Less accumulated depreciation and amortization	(4,332)	(4,085)
Equipment and improvements, net	717	879
TRADENAME	4,569	4,569
GOODWILL	11,986	11,986
OTHER ASSETS:
Prepaid workers’ compensation, net of current portion	—	350
Other assets	86	106
Total other assets	86	456
TOTAL ASSETS	$27,834	$30,776

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	JUNE 30, 2007	SEPTEMBER 30, 2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$1,500	$1,500
Current portion of capital lease obligations	65	61
Accrued payroll	1,818	1,687
Accrued pension liability	280	210
Accounts payable	3,026	3,207
Accrued expenses and other current liabilities	2,203	1,818
Total current liabilities	8,892	8,483
CAPITAL LEASE OBLIGATIONS, net of current portion	199	247
ACCRUED PENSION LIABILITY, net of current portion	134	388
LIABILITIES FROM DISCONTINUED OPERATIONS	105	454
Total liabilities	9,330	9,572
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 19,290 and 19,285 at June 30, 2007 and September 30, 2006, respectively; outstanding 19,283 and 19,278 at June 30, 2007 and September 30, 2006, respectively	19	19
Additional paid-in capital	68,698	68,684
Accumulated deficit	(50,145)	(47,387)
Accumulated comprehensive losses	(44)	(88)
Treasury stock, 7 shares at cost at June 30, 2007 and September 30, 2006	(24)	(24)
Total shareholders’ equity	18,504	21,204
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,834	$30,776

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the three months ended June 30,
	2007	2006
REVENUES	$17,223	$18,752
DIRECT EXPENSES	14,124	15,551
Gross profit	3,099	3,201
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,240	3,464
DEPRECIATION AND AMORTIZATION	85	104
Loss from operations	(226)	(367)
OTHER INCOME (EXPENSE):
Interest income	24	28
Interest expense	(49)	(115)
Other income	27	35
Legal expense related to pre-acquisition activity of acquired company	(1,053)	—
	(1,051)	(52)
Loss from continuing operations before tax	(1,277)	(419)
INCOME TAX BENEFIT	—	158
Loss from continuing operations	(1,277)	(261)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS:
Loss from operations, net of tax benefit of $0 and $63 for quarters ended June 30, 2007 and 2006, respectively	(90)	(101)
Income from disposal, net of tax expense of $0 and $2,827 for quarters ended June 30, 2007 and 2006, respectively	125	4,556
	35	4,455
Net (loss) income	(1,242)	4,194
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment, net of tax	6	5
COMPREHENSIVE (LOSS) INCOME	$(1,236)	$4,199
(LOSS) EARNINGS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.06)	$(0.01)
Income from discontinued operations	0.00	0.23
Net (loss) earnings per share	$(0.06)	$0.22
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	19,296	19,278
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	19,296	19,278

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the nine months ended June 30,
	2007	2006
REVENUES	$52,532	$56,630
DIRECT EXPENSES	44,102	47,119
Gross profit	8,430	9,511
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,059	10,697
DEPRECIATION AND AMORTIZATION	262	286
Loss from operations	(1,891)	(1,472)
OTHER INCOME (EXPENSE):
Interest income	58	39
Interest expense	(162)	(483)
Other income	124	113
Legal expense related to pre-acquisition activity of acquired company	(1,053)	—
	(1,033)	(331)
Loss from continuing operations before tax	(2,924)	(1,803)
INCOME TAX BENEFIT	108	680
Loss from continuing operations	(2,816)	(1,123)
INCOME FROM DISCONTINUED OPERATIONS:
(Loss) income from operations, net of tax benefit (expense) of $14 and $(329) for nine months ended June 30, 2007 and 2006, respectively	(144)	531
Income from disposal, net of tax expense of $48 and $2,827 for nine months ended June 30, 2007 and 2006, respectively	202	4,556
	58	5,087
Net (loss) income	(2,758)	3,964
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment, net of tax	44	55
COMPREHENSIVE (LOSS) INCOME	$(2,714)	$4,019
(LOSS) EARNINGS PER SHARE – BASIC AND DILUTED
Loss from continuing operations	$(0.14)	$(0.05)
Income from discontinued operations	0.00	0.26
Net (loss) earnings per share	$(0.14)	$0.21
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	19,269	19,278
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	19,269	19,278

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the nine months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,758)	$3,964
Adjustments to reconcile net (loss) income to net cash used in operating activities, net of acquired and divested businesses:
Deferred income taxes	—	2,319
Depreciation and amortization	268	286
Compensation expense related to director stock option grants	7	13
Compensation expense related to employee restricted stock grants	128	18
Provision for doubtful accounts	55	44
Gain on sale of DSI Payroll Services Division	(202)	(4,556)
Changes in operating assets and liabilities, net of acquired and divested businesses:
Decrease in accounts receivable	1,046	54
Decrease in other current assets	1,085	351
Decrease in other assets	362	1,890
Increase (decrease) in accounts payable, accrued payroll, accrued expenses and other current liabilities	335	(1,839)
Decrease in pension liability	(184)	(208)
Cash flows from discontinued operations	(147)	5,095
Net cash (used in) provided by operating activities	(5)	7,431
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software	(98)	(118)
Payment for acquisition of RS Staffing Services, net of cash acquired	—	(69)
Cash flows from discontinued operations	—	419
Net cash (used in) provided by investing activities	(98)	232
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	2,446	58,434
Payments on revolving line of credit	(2,446)	(62,440)
Principal payments on notes payable	—	(1,682)
Repayments on capital leases obligations	(43)	(66)
Net comprehensive income on pension	44	55
Cash flows from discontinued operations	—	(198)
Net cash provided by (used in) financing activities	1	(5,897)
Net (decrease) increase in cash and cash equivalents	(103)	1,766
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,157	1,304
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,054	$3,070
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$162	$403
Income taxes	$461	$195

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (Unaudited)

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

When we use the term ‘‘TeamStaff,’’ or the ‘‘Company’’ we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and TeamStaff Rx, Inc. (including its Nursing Innovations division) and RS Staffing Services, Inc., two wholly-owned subsidiaries of TeamStaff, Inc. TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization (‘‘PEO’’) business in fiscal year 2004 and other Company business changes, these ‘‘other’’ subsidiaries are not actively operating. References in this filing to ‘‘TeamStaff,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to TeamStaff, Inc. and its wholly owned subsidiaries.

TeamStaff provides specialized medical, nursing and administrative staffing services. TeamStaff provides allied healthcare and nursing professionals and administrative personnel through three staffing units. The Company’s TeamStaff Rx, Inc. subsidiary operates throughout the United States and specializes in providing allied medical employees and nurses, especially ‘‘travel’’ staff (typically on a thirteen-week assignment basis). Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx, Inc. places temporary employees for over 200 client facilities. TeamStaff Rx, Inc.’s Nursing Innovations unit provides travel nursing, per diem nursing, temporary-to-permanent nursing and permanent nursing placement services. Nursing Innovations places temporary employees at over 60 client facilities. The Company’s RS Staffing Services, Inc. subsidiary specializes in providing medical and office administration/technical professionals through nationwide schedule contracts with both the General Services Administration and Department of Veterans Affairs. RS Staffing Services, Inc. places temporary employees at over 100 facilities.

TeamStaff, Inc. was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its principal executive office at 1545 Peachtree Street, N.E., Suite 340, Atlanta, Georgia 30309 where its telephone number is (866) 352-5304.

Basis of Presentation

The consolidated financial statements included herein have been prepared by TeamStaff, without audit, pursuant to the applicable rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. TeamStaff believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TeamStaff’s latest annual report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present fairly the results for the interim periods. The results of operations and cash flows for such interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include the accounts of TeamStaff, Inc., and its subsidiaries as of the date of acquisition, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Certain prior period amounts have been reclassed to conform to the current period presentation.

(2)    significant accounting policies:

Recently Issued Accounting Pronouncements Affecting the Company

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective in the Company’s first quarter of the fiscal year ending September 30, 2008. The Company is currently evaluating the impact of adopting FIN 48.

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

Effective October 1, 2005, the Company’s stock based compensation plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (‘‘FAS’’) No. 123 (revised 2004), Share-Based Payment (‘‘FAS 123(R)’’), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (‘‘SEC’’) Staff Accounting Bulletin (‘‘SAB’’) No. 107, which provides the Staff’s views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123. Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. As a result of the adoption of FAS 123(R), the Company’s results for the three and nine month periods ended June 30, 2007 include share-based compensation expense totaling approximately $2,000 and $7,000, respectively. The Company’s results for the three and nine month period ended June 30, 2006 include share-based compensation expense totaling approximately $4,000 and $13,000, respectively. Such amounts have been included in the Consolidated Statements of Operations within operating expenses. The Company did not recognize related tax benefits associated with its share-based compensation arrangements for the three and nine month period ended June 30, 2007. The Company recognized related tax benefits associated with its share-based compensation arrangements totaling approximately $1,000 and $5,000, respectively, for the three and nine month periods ended June 30, 2006. As of June 30, 2007, approximately $1,000 of unrecognized compensation expense related to non-vested stock option awards is expected to be recognized during the remainder of the current fiscal year.

During the three months ended June 30, 2007, TeamStaff did not grant any options, no options expired, 550,000 options were cancelled unexercised and no options were exercised. During the nine months ended June 30, 2007, TeamStaff did not grant any options, no options expired, 612,000 options were cancelled unexercised and no options were exercised. There were 281,000 options outstanding as of June 30, 2007. During the three and nine months ended June 30, 2006, TeamStaff did not grant any options, 300,000 options expired or were cancelled unexercised, and no options were exercised. There were 1,018,000 options outstanding as of June 30, 2006.

During the three months ended June 30, 2007, TeamStaff did not grant any awards of restricted stock under its 2006 Long Term Incentive Plan. During the nine months ended June 30, 2007, TeamStaff granted awards of 230,000 shares of restricted stock under its 2006 Long Term Incentive Plan. The shares of restricted stock were awarded and valued at the closing price on the award date of $1.07. The shares will vest according to the following schedule: (a) 60,000 shares will vest immediately; (b) 85,000 shares will vest on September 30, 2008, subject to the Company achieving four prior consecutive quarters of EBITDA profitability, and (c) 85,000 shares will vest on September 30, 2009 subject to at least a 50% improvement in EBITDA profitability in fiscal 2009 as compared to fiscal 2008. In accordance with FAS 123(R) the Company will not recognize expense until it is probable that these performance conditions will be achieved. Such charges could be material in future periods. During the three months ended June 30, 2007, 70,000 of these unvested performance based shares were cancelled due to the termination of the recipient.

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2006	893,000	$2.65	2.6	$—
Granted	—
Exercised	—
Cancelled	(612,000)	$2.67
Options outstanding, June 30, 2007	281,000	$2.38	2.4	$—
Options exercisable June 30, 2007	261,000	$2.43	2.1	$—

	Number Of Shares	Weighted Average Grant-Date Fair Value
Restricted stock outstanding, September 30, 2006	220,000	$1.70
Granted	230,000	$1.07
Cancelled	(190,000)	$1.47
Restricted stock outstanding, June 30, 2007	260,000	$1.31

As of June 30, 2007, approximately $200,000 of unrecognized compensation costs related to non-vested restricted stock awards was expected to be recognized over a weighted average period of 2.1 years.

(Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing (loss) income available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested during the period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested for the period adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended June 30,		Nine Months Ended June 30,
(Amounts in thousands)	2007	2006	2007	2006
Weighted average number of common shares outstanding – basic	19,296	19,278	19,269	19,278
Incremental shares for assumed conversion of stock options/warrants	—	—	—	—
Weighted average number of common shares outstanding – diluted	19,296	19,278	19,269	19,278

Stock options, warrants and restricted stock outstanding at June 30, 2007 to purchase 1,039,000 shares of common stock and at June 30, 2006 to purchase 1,632,000 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative factors, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative factors, including historic and current taxable losses, as well as uncertainties and limitations related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax asset was necessary in fiscal 2006. In fiscal 2006, the deferred tax asset was reduced by $16.9 million with a corresponding adjustment to the provision for income taxes. For the three months ended June 30, 2007, the Company recorded approximately $0.5 million in additional valuation allowance against the deferred tax asset related to current taxable losses, with a corresponding adjustment to the provision for income taxes. For the nine months ended June 30, 2007, the Company recorded approximately $1.0 million in additional valuation allowance against the deferred tax asset related to current taxable losses, with a corresponding adjustment to the provision for income taxes. The net carrying value of the deferred tax asset was $0 at September 30, 2006 and June 30, 2007. The establishment of the deferred tax asset allowance does not preclude the

Company from reversing a portion or all of the allowance in future periods if the Company believes the positive factors are sufficient enough to utilize at least a portion of the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry forward limitations and periods permitted by tax law.

The net tax benefit of $0.1 million for the nine months ended June 30, 2007 pertains to adjustments in amounts accrued for tax provisions or settlements for fiscal year 2006 compared to amounts when the final federal and state returns were prepared and filed.

Accumulated Comprehensive Loss and Minimum Pension Liability Adjustment

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The minimum pension liability adjustment, net of income taxes, is recorded as a component of ‘‘Accumulated comprehensive income’’ on the balance sheet and is reflected in Statement of Comprehensive Income (Loss) as ‘‘Minimum pension liability adjustment, net of tax’’. The Company used a discount rate of 3.0% each to calculate the projected benefit obligation and the periodic benefit cost calculation for the three and nine months ended June 30, 2007. The Company recorded a gain from such adjustment, net of tax of $6,000 and $5,000 for the three months ended June 30, 2007 and 2006, respectively. The Company recorded a gain from such adjustment, net of tax of $44,000 and $55,000 for the nine months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and September 30, 2006, accumulated comprehensive loss on the balance sheet reflects the cumulative balance due to the minimum pension liability adjustment.

(3)    RECENT EVENTS:

On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary RS Staffing Services, Inc. (‘‘RS Staffing’’) requesting production of certain documents dating back to 1997. The subpoena stated that it is issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the Veterans Administration. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division, along with the U.S. Department of Veterans Affairs (‘‘DVA’’), Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing provides temporary staffing at certain Veterans Administration hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. The Company has sought and obtained extensions to the original document production deadline called for in the subpoena. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing. The Company has been subsequently advised that neither it nor RS Staffing is currently a target of the investigation. The Company is actively cooperating with this government investigation.

The Company originally acquired RS Staffing in May 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007 the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing reached an agreement to extend the due date from June 8, 2007 with respect to the remaining $1.5 million note payable and accrued interest payable on June 8, 2007. At June 30, 2007 the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $1.05 million during the quarter ended June 30, 2007. Based on the Company’s and its counsel’s contractual interpretation, the Company has notified the former owners that it is their intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing.

Based on an assessment of the current status of the matter, the Company has expensed these costs at June 30, 2007. The Company will pursue the recovery as a right of offset in future periods. Accordingly, management and its counsel have a good faith belief that the Company will recover such amounts (as well as those costs incurred in future periods); however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing until the final amount of the claim is settled and determinable. At present, no assurances can be given that the Company will be successful in the offset of such amounts against the outstanding debt.

(4)    BUSINESS COMBINATIONS:

Acquisition of RS Staffing Services, Inc.

On June 8, 2005 TeamStaff, Inc. completed its acquisition of RS Staffing, a privately held Georgia corporation, pursuant to the terms of a Stock Purchase Agreement dated as of May 26, 2005. RS Staffing, headquartered in Monroe, GA, specializes in providing medical and office administration/technical professionals through nationwide schedule contracts with both the United States General Services Administration (‘‘GSA’’) and DVA. Closing of the transaction was completed for accounting purposes as of June 4, 2005. TeamStaff acquired all of the capital stock of RS Staffing for a purchase price of $8 million consisting of $3.25 million in cash, $3 million in a 2-year note, and $1.75 million in TeamStaff common stock (1,206,896 shares). The shares are restricted shares and can only be sold in accordance with the provisions of Rule 144 of the Securities Act of 1933. The Sellers guaranteed a minimum net worth of $1.4 million and any amounts above or below this amount after a finalized accounting at one year post acquisition, were subject to a purchase price adjustment. As a result, for the quarter ended June 30, 2006, a downward purchase price adjustment in the amount of approximately $132,000 was made and deducted from the amount due under the first installment of the note payable. In addition, there was a one-year earn out of up to a maximum of $2.0 million based upon the achievement of specified performance targets for the business. The performance targets were met and the Company made payment of the maximum amount on August 14, 2006. Principals of RS Staffing, namely Roger Staggs and Barry Durham, initially continued as management of RS Staffing pursuant to employment agreements with each of them. Barry Durham resigned his position effective as of December, 2005. Roger Staggs’ employment agreement expired on June 4, 2006 and was not renewed. The acquisition agreement also provided for mutual indemnification for breaches of representations and warranties. Further, the note issued by TeamStaff as part of the purchase price bears interest at 5% per annum, of which one half in the principal amount of $1.5 million together was the accrued interest of $150,000, was paid on June 8, 2006, and the remainder was payable in June 2007. The note is secured by a lien on certain assets of the business, subordinate to any liens granted in connection with financing for the transaction. As described in Note 3 above, effective June 1, 2007, the Company and former owners of RS Staffing reached an agreement to extend the due date of the $1.5 million note payable and accrued interest that was payable on June 8, 2007. Based on the Company’s and its counsel’s contractual interpretation, the Company has notified the former owners that it is their intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing.

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

(5)    DISCONTINUED OPERATIONS:

Disposal of DSI Payroll Services

Effective May 31, 2006, the Company sold substantially all of the assets of its DSI Payroll Services (‘‘DSI’’) division to CompuPay, Inc. (‘‘CompuPay’’) for $9.0 million. The general terms of the transaction were an all-cash sale for $9.0 million, subject to an escrow of $250,000 for potential post-closing contingencies. On November 30, 2006, CompuPay released $125,000 of the escrow to TeamStaff. On May 31, 2007, CompuPay released the final $125,000 of escrow plus earned interest of approximately $9,000 to TeamStaff. The agreement also called for minimum working capital requirements that resulted in a purchase price adjustment of $248,677, which was paid to TeamStaff on September 11, 2006. The agreement also included a transition agreement whereby CompuPay would sublease certain office space at DSI’s current location from the Company, among other standard agreements.

Net revenues for the payroll services segment for the third fiscal quarter 2006 through the date of sale effective May 31, 2006 were $0.8 million. Net revenues for the payroll services segment for fiscal year 2006 through the date of sale effective May 31, 2006 were $3.5 million. There were no revenues during the three and nine months ended June 30, 2007.

The following charts detail assets and liabilities and changes therein from all discontinued operations:

(amounts in thousands)	June 30, 2007	September 30, 2006
ASSETS	$—	$—
LIABILITIES
Accrued expenses and other current liabilities	$105	$454
Total liabilities	$105	$454

Liability Balances (amounts in thousands)	March 31, 2007 Balance	Expensed This Quarter	Paid This Quarter	June 30, 2007 Balance
Accrued expenses and other current liabilities	$205	$90	$190	$105
Total	$205	$90	$190	$105

(6)    COMMITMENT AND CONTINGENCIES:

New Lease Agreement

On April 13, 2007, TeamStaff, Inc., as tenant and Somerset Executive Square Associates, L.P., as landlord, entered into a lease for approximately 2,670 rentable square feet located at 1 Executive

Drive, Somerset, New Jersey. The lease is for a 62 month term, with a commencement date of July 9, 2007. The premises will be used primarily as office space for TeamStaff’s corporate executive and finance staff. The total value of the commitment over the life of the lease is approximately $255,000. The Company is also responsible for its share in increase to Operating Costs (as defined in the Lease) after the first lease year. The current office lease in Somerset, New Jersey, expired on May 31, 2007 but was extended until July 2007.

Payroll Taxes

TeamStaff has received notices from the Internal Revenue Service (‘‘IRS’’) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain PEO assets in November 2003, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist it in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably.

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

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. On March 5, 2007, Zurich further reduced the collateral requirements on outstanding workers’ compensation claims and released an additional $0.76 million in trust account funds back to TeamStaff. After the release of these trust account funds, Zurich further reviewed the collateral requirements on outstanding worker’s compensation claims and on April 3, 2007, released an additional $0.43 million in trust account funds back to TeamStaff. TeamStaff estimates that at June 30, 2007, the remaining prepaid asset of $0.3 million will be received within the next twelve months. This is reflected on TeamStaff’s balance sheet as of June 30, 2007 as a current asset.

As of June 30, 2007 the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

(8)    DEBT:

In connection with the acquisition of RS Staffing (see Note 4), TeamStaff secured financing with PNC Bank in the form of a $7.0 million revolving credit facility. The credit facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances under the credit facility bear interest at either a PNC Bank internal rate that approximates the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants including a fixed charge coverage ratio if the Company fails to maintain invested cash and line availability minimum requirements. For the period ended June 30, 2007, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets. The facility was paid off with the proceeds from the sale of DSI on May 31, 2006 and the line was not drawn upon subsequently until February 8, 2007. The line was not drawn upon during the quarter ended June 30, 2007. At June 30, 2007, there was no debt outstanding under the credit facility and $4.6 million of unused availability under the line, based on defined billed accounts receivable. The interest rate effective at June 30, 2007 was 8.5%.

In connection with the acquisition of RS Staffing, TeamStaff issued two promissory notes to the former owners of RS Staffing as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by PNC Bank described above. One half of the principal ($1.5 million) and interest ($150,000) was due on June 8, 2006 and payment was made in the amount of $1.65 million. The remaining principal and interest was due in June 2007. As described in Note 3 above, effective June 1, 2007, the Company and former owners of RS Staffing reached an agreement to extend the due date of the $1.5 million note payable and accrued interest that was payable on June 8, 2007. Based on the Company’s and its counsel’s contractual interpretation, the Company has notified the former owners that it is their intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing.

Long-term debt at June 30, 2007 and September 30, 2006 consists of the following-

(Amounts in thousands)	June 30, 2007	September 30, 2006
Notes payable	$1,500	$1,500
Less: Current portion	(1,500)	(1,500)
Long-term debt	$—	$—

(9)    STOCK WARRANTS:

During the three and nine months ended June 30, 2007, no warrants were issued, no warrants expired unexercised and no warrants were exercised. There were 598,000 warrants outstanding as of June 30, 2007. During the quarter ended June 30, 2006, no warrants were issued, no warrants expired unexercised and no warrants were exercised. During the nine months ended June 30, 2006, no warrants were issued, 10,000 warrants expired unexercised, and no warrants were exercised. There were 614,000 warrants outstanding as of June 30, 2006.

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

Cash payments aggregating $0.2 million have been made to the former President and Chief Executive Officer and the former Chief Financial Officer during the first nine months of fiscal 2007.

Components of Net Periodic Benefit Cost:

	Three Months Ended June 30,		Nine Months Ended June 30,
(amounts in thousands)	2007	2006	2007	2006
Interest cost	$3	$5	$9	$15
Amortization of net loss	9	8	35	27
Settlement charges	—	—	46	65
Total pension cost	$12	$13	$90	$107

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2006 and our Current Reports on Form 8-K. We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Restructuring of Management

Effective January 5, 2007, Mr. Robert P. Traficanti resigned as General Manager of the Nursing Innovations division of TeamStaff Rx.

Effective January 8, 2007, Mr. T. Kent Smith left the Company having served as President, Chief Executive Officer and a member of the Board of Directors. Mr. James L. Donahue left the Company having served as its Vice President of Sales and President of the Company’s TeamStaff Rx subsidiary. Mr. Peter Rosen left the Company having served as its Vice President of Human Resources.

Effective January 10, 2007, Mr. Rick J. Filippelli, the Company’s Chief Financial Officer was appointed President and Chief Executive Officer.

Effective January 18, 2007, Mr. James D. Houston, the Company’s General Counsel, Vice President of Business and Legal Affairs and Corporate Secretary was appointed Chief Operating Officer. Effective April 30, 2007, Mr. Houston’s employment with the Company was terminated.

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

As part of the Company’s initiative on sales and marketing in its allied and nursing staffing division, Mr. Terry Merlin was hired as Director of Sales and Marketing for TeamStaff Rx, the Company’s allied and nursing staffing subsidiary. Mr. Merlin commenced employment on March 15, 2007.

As part of the Company’s initiative on sales and contract procurement in the government sector, Mr. Kevin Wilson was hired as Director of Sales for RS Staffing, the Company’s subsidiary that specializes in staffing through nationwide schedule contracts with both the GSA and DVA. Mr. Wilson commenced employment on June 18, 2007.

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

Recently Issued Accounting Pronouncements Affecting the Company

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective in the Company’s first quarter of the fiscal year ending September 30, 2008. The Company is currently evaluating the impact of adopting FIN 48.

Revenue Recognition

From October 1, 2005 through May 31, 2006, TeamStaff operated two different lines of business from which it derived substantially all of its revenue: temporary and permanent staffing and payroll services. Effective May 31, 2006, TeamStaff sold substantially all of the assets of its DSI Payroll Services division (see Note 5), and as a result, TeamStaff now operates in only one segment, which is the temporary and permanent medical and administrative staffing business.

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

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. Assets in the trust may be adjusted from time to time based on program experience. On March 3, 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million in trust account funds back to TeamStaff. On March 5, 2007, Zurich further reduced the collateral requirements on outstanding workers’

compensation claims and released an additional $0.76 million in trust account funds back to TeamStaff. After the release of these trust account funds, Zurich further reviewed the collateral requirements on outstanding worker’s compensation claims and on April 3, 2007, released an additional $0.43 million in trust account funds back to TeamStaff. TeamStaff estimates that at June 30, 2007, the remaining prepaid asset of $0.3 million will be received within the next twelve months. This is reflected on TeamStaff’s balance sheet as of June 30, 2007 as a current asset.

As of June 30, 2007 the adequacy of the workers’ compensation reserves was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the reserves as deemed appropriate.

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

At June 30, 2007, the Company provided a 100% deferred tax valuation allowance of approximately $17.9 million. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative factors, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that negative factors, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. The Company is providing a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. The establishment of the deferred tax asset allowance does not preclude the Company from reversing any or all of the allowance in future periods if the Company believes the positive factors are sufficient enough to utilize the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry forward limitations and periods permitted by law.

Results of Continuing Operations

The Company’s travel allied and nursing divisions continued to under perform the market during fiscal 2007. In response to this, in January 2007, the Company restructured its senior management and its Board of Directors in an effort to accelerate revenue growth, reduce expenses and restructure its operations and contribute to a return to profitability. Rick J. Filippelli, the Company’s Chief Financial Officer, was appointed President and Chief Executive Officer and also retained his position as Chief Financial Officer. On January 19, 2007, Mr. Filippelli was also elected to the Board of Directors.

The Company has commenced several initiatives to position the staffing services divisions for growth in fiscal 2007. Sales initiatives include assessing, restructuring and adding to its sales force and recruiting efforts, restructuring sales force incentive compensation to better reflect pay for performance and implementation of a pricing and gross margin improvement plan. The Company hired a Director of Sales and Marketing to oversee the allied and nursing sales efforts. As part of the marketing initiative, the Company has contracted with an advertising agency and has launched an aggressive ad campaign to attract allied medical and nurse travelers and effective August 6, 2007, subsequent to the balance sheet date, hired an experienced Marketing Manager. To lead initiatives in the government staffing sector, the Company hired a Director of Sales for RS Staffing. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure.

Longer term, we continue to believe the demand for temporary medical personnel will increase. Key drivers in our business segment include the declining health of an aging population, advances in medical technology and growth in hospital admissions. We believe demand will also increase as more states introduce legislation for mandatory minimum caregiver-to-patient ratios and overtime limitations. The introduction of such legislation should favorably impact our temporary nurse staffing business. Our acquisition of RS Staffing completed in June 2005 gives us a strong presence in the government sector and provides us with an opportunity to bid on awards for large multi-year contracts with solid operating margins. We continue to focus on our sales and marketing efforts throughout the divisions in order to increase our contact with current and prospective clients.

TeamStaff’s revenues for the three months ended June 30, 2007 and 2006 were $17.2 million and $18.8 million, respectively, which represents a decrease of $1.6 million, or 8.2%, from third fiscal quarter 2006 to third fiscal quarter 2007. All revenues are related to the staffing services divisions. Revenues for the third fiscal quarter 2007 and 2006 include $11.4 million and $10.9 million, respectively, related to the RS Staffing subsidiary. This acquisition, effective as of June 2005, helped offset a decrease of $2.1 million in the revenues of the travel allied and nursing portion (‘‘travel’’) of our staffing services division from third fiscal quarter 2006 to third fiscal quarter 2007.

TeamStaff’s revenues for the nine months ended June 30, 2007 and 2006 were $52.5 million and $56.6 million, respectively, which represents a decrease of $4.1 million, or 7.2%, from fiscal year 2006 to fiscal year 2007. All revenues relate to the staffing services division. Revenues for the nine months ended June 30, 2007 and 2006 include $33.7 million and $32.8 million, respectively, related to RS Staffing.

Direct expenses for the three months ended June 30, 2007 and 2006 were $14.1 million and $15.6 million, respectively, which represents a decrease of $1.5 million, or 9.2%, from third fiscal quarter 2006 to third fiscal quarter 2007. This decrease is a direct result of decreased revenues. As a percentage of revenue, direct expenses for the three months ended June 30, 2007 and 2006 were 82.0% and 82.9%, respectively. Direct expenses for the nine months ended June 30, 2007 and 2006 were $44.1 million and $47.1 million, respectively, which represents a decrease of $3.0 million, or 6.4%, from fiscal year 2006 to fiscal year 2007. As a percentage of revenue, direct expenses for the nine months ended June 30, 2007 and 2006 were 84.0% and 83.2%, respectively.

Gross profit for the three months ended June 30, 2007 and 2006 was $3.1 million and $3.2 million, respectively, which represents a decrease of $0.1 million, or 3.2%, from third fiscal quarter 2006 to third fiscal quarter 2007. This decrease is attributable to the decline in revenues. Gross profit, as a percentage of revenue, increased to 18.0% from 17.1%, for the three months ended June 30, 2007 and 2006, respectively. Gross profit for the nine months ended June 30, 2007 and 2006 was $8.4 million and $9.5 million, respectively, which represents a decrease of $1.1 million, or 11.4%, from fiscal year 2006 to fiscal year 2007. Gross profit, as a percentage of revenue, decreased to 16.0% in fiscal year 2007 from 16.8% in fiscal year 2006. This decrease is primarily due to RS Staffing comprising a larger percentage of total revenue in the first nine months of fiscal 2007 to date compared to the first nine months of fiscal 2006. The gross profit calculation includes costs paid to RS Staffing teaming partners (subcontractors) that are included as a direct expense. Teaming partners (subcontractors) is a business practice expected by government entities who prefer their suppliers to provide more of a master vendor service where the supplier looks to outside sources when needed to fill open staffing positions.

Selling, general and administrative (‘‘SG&A’’) expenses for the three months ended June 30, 2007 and 2006 were $3.2 million and $3.5 million, respectively, which represents a decrease of $0.3 million, or 6.5%, from third fiscal quarter 2006 to third fiscal quarter 2007. Included in SG&A for the three months ended June 30, 2007 is approximately $0.3 million in accrued severance costs related to the management restructuring. Adjusting for the $0.3 million of severance included in the third fiscal quarter of 2007, SG&A expenses decreased $0.6 million, or 15.8%, from third quarter 2006 to third quarter 2007. SG&A expenses, as a percentage of revenue, were 18.8% and 18.5%, for the three months ended June 30, 2007 and 2006, respectively. SG&A expenses for the nine months ended June 30, 2007 and 2006 were $10.1 million and $10.7 million, respectively, which represents a decrease of $0.6 million, or 6.0% from fiscal year 2006 to fiscal year 2007.

Depreciation and amortization for the three months ended June 30, 2007 and 2006 was approximately $85,000 and $104,000, respectively. Depreciation and amortization for the nine months ended June 30, 2007 and 2006 was approximately $262,000 and $286,000, respectively.

Loss from operations for the three months ended June 30, 2007 and 2006 was $0.23 million and $0.37 million, respectively, representing a decrease of $0.14 million. This is primarily a result of an increased gross profit percentage and prudent management of overhead expenses. Loss from operations for the nine months ended June 30, 2007 and 2006 were $1.9 million and $1.5 million, respectively, representing an increase of $0.4 million. Comparing sequential quarters of fiscal 2007, loss from operations was $0.2 million for the three months ended June 30, 2007 compared to loss from operations of $1.0 million for the three months ended March 30, 2007. This represents a decrease of $0.8 million in sequential quarter loss from operations, primarily as a result of reduced headcount, decreased payroll tax expense as employees begin to reach taxable limits as well as increased gross profit percentage and prudent management of overhead expenses.

Interest expense for the three months ended June 30, 2007 and 2006 was approximately $49,000 and $115,000, respectively, representing a decrease of $66,000. Interest expense for the nine months ended June 30, 2007 and 2006 was $162,000 and $483,000, respectively, representing a decrease of $321,000. This decrease is primarily due to the pay off of the revolving credit facility with the proceeds from the sale of DSI on May 31, 2006. Interest income for the three months ended June 30, 2007 and 2006 was approximately $24,000 and $28,000, respectively, representing a decrease of $4,000. Interest income for the nine months ended June 30, 2007 and 2006 was approximately $58,000 and $39,000 respectively, representing an increase of $19,000. This increase is a result of interest earned on the cash proceeds of the sale of the DSI division.

Other income, which primarily consists of late fee income, for the three months ended June 30, 2007 and 2006 was approximately $27,000 and $35,000, respectively, which represents an decrease of $8,000. Other income for the nine months ended June 30, 2007 and 2006 was approximately $124,000 and $113,000, respectively, representing an increase of $11,000. Late fee income is earned only in the allied healthcare division.

The Company recorded other expense of $1.05 million for the three months ended June 30, 2007 related to legal representation and investigation costs incurred in connection with the Federal Grand Jury subpoena issued to RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing effective as of June 2005. These expenses are classified as non-operating expense because the subpoena relates to activity prior to the acquisition.

The income tax benefit from continuing operations for the three months ended June 30, 2007 and 2006 was $0.5 million and $0.2 million, respectively. Income tax benefit from continuing operations for the nine months ended June 30, 2007 and 2006 was $1.1 million and $0.7 million, respectively. As a component of the net tax benefit, the Company provided a deferred tax valuation allowance for the three and nine months ended June 30, 2007 of $0.5 million and $1.0 million, respectively. The Company has provided a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. These tax benefits are a result of losses from operations. The remaining net tax benefit of $0.1 million for the nine months ended June 30, 2007 pertains to adjustments in amounts accrued for tax provisions or settlements for fiscal year 2006 compared to amounts when the final federal and state returns were prepared and filed.

Loss from continuing operations for the three months ended June 30, 2007 was $1.3 million, or $(0.06) per fully diluted share, as compared to loss from continuing operations for the three months ended June 30, 2006 of $0.3 million, or $(0.01) per fully diluted share. Loss from continuing operations for the nine months ended June 30, 2007 was $2.8 million, or $(0.14) per fully diluted share, as compared to loss from continuing operations for the nine months ended June 30, 2006 of $1.1 million, or $(0.05) per fully diluted share.

Income from discontinued operations, net of tax, for the three months ended June 30, 2007 was $0.04 million, with no effect on earnings per share. Income from discontinued operations, net of tax, for the three months ended June 30, 2006 was $4.5 million, or $0.23 per fully diluted share. Income from discontinued operations, net of tax, for the nine months ended June 30, 2007 was $0.06 million, with no effect on earnings per share. Income from discontinued operations, net of tax, for the nine months ended June 30, 2006 was $5.1 million, or $0.26 per fully diluted share. Income from discontinued operations in fiscal 2006 is primarily a result of a reclassification of the profitable operations of the DSI division to discontinued operations, as well as the gain, net of tax, on the sale of DSI.

Net loss for the three months ended June 30, 2007 was $1.2 million, or $(0.06) per fully diluted share, as compared to net income of $4.2 million, or $0.22 per fully diluted share, for the three months ended June 30, 2006. Net loss for the nine months ended June 30, 2007 was $2.8 million, or $(0.14) per fully diluted share, as compared to net income of $4.0 million, or $0.21 per fully diluted share, for the nine months ended June 30, 2006.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended June 30, 2007 was minimal at $5 thousand compared to net cash provided by operating activities of $7.4 million for the nine months ended June 30, 2006. Losses from continuing operations were the primary use of cash during the nine months ended June 30, 2007. This was offset by $1.2 million in cash received from Zurich related to the reduction in collateral requirements on outstanding workers’ compensation claims, $0.25 million in escrow release related to the sale of the DSI Payroll Services division last fiscal year, and $1.0 million decrease in accounts receivable. Cash provided by operations in fiscal 2006 was primarily due the sales of substantially all of the assets of DSI Payroll Services division to CompuPay, Inc. for $9.0 million in cash.

Cash used in investing activities for the nine months ended June 30, 2007 was $0.1 million, primarily for the purchase of technology equipment, expenses related to the implementation of a new front office computer system and the redesign of our traveler website. Cash provided by investing activities for the nine months ended June 30, 2006 was $0.2 million, due to the sale of fixed assets related to the DSI Payroll Services division offset by new technology purchases.

Cash provided by financing activities for the nine months ended June 30, 2007 was minimal. Cash used in financing activities was $5.9 million for the nine months ended June 30, 2006, primarily as a result of paying off the revolving line of credit and payment of the $1.5 million note payable related to the RS Staffing acquisition.

Effective June 8, 2005, TeamStaff entered into a $7.0 million revolving credit facility provided by PNC Bank to (i) provide for the acquisition of RS Staffing; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants including a fixed charge coverage ratio if the Company fails to maintain invested cash and line availability minimum requirements. For the quarter ended June 30, 2007, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets. As of June 30, 2007, there was no debt outstanding under the credit facility and $4.6 million of unused availability under the line of credit, based on defined billed accounts receivable.

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

As of June 30, 2007, TeamStaff had unrestricted cash and cash equivalents of $2.1 million and net accounts receivable of $7.6 million. TeamStaff also had $4.6 million of unused availability under the revolving credit facility provided by PNC Bank. As of June 30, 2007, TeamStaff had working capital of $1.6 million. The Company believes that, along with cash on hand, the availability under the revolving line of credit will provide sufficient liquidity over the next twelve months.

		Payments Due By Period
Obligations (Amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt(1)	$1,764	$1,565	$189	$10
Operating leases(2)	1,773	437	1,269	67
Pension liability(3)	414	280	134	—
Severance liability(4)	243	243	—	—
Total Obligations	$4,194	$2,525	$1,592	$77

(1)	Represents notes payable related to acquisition of RS Staffing, and capital lease obligations.
(2)	Represents lease payments net of sublease income.
(3)	Represents pension liabilities for the former CEO and former CFO.
(4)	Represents severance payments related to former employees.

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

Based on their evaluation, as of June 30, 2007, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s third quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously disclosed, effective January 8, 2006, T. Kent Smith, the Company’s Chief Executive Officer resigned. Rick J. Filippelli, the Company’s Chief Financial Officer, was appointed President and Chief Executive Officer and retained his position as Chief Financial Officer.

Part II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary RS Staffing Services, Inc. (‘‘RS Staffing’’) requesting production of certain documents dating back to 1997. The subpoena stated that it is issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the Veterans Administration. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division, along with the U.S. Department of Veterans Affairs (‘‘DVA’’), Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing provides temporary staffing at certain Veterans Administration hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. The Company has sought and obtained extensions to the original document production deadline called for in the subpoena. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing. The Company has been subsequently advised that neither it nor RS Staffing is currently a target of the investigation. The Company is actively cooperating with this government investigation.

The Company originally acquired RS Staffing in May 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007 the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing reached an agreement to extend the due date from June 8, 2007 with respect to the remaining $1.5 million note payable and accrued interest payable on June 8, 2007. At June 30, 2007 the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $1.05 million during the quarter ended June 30, 2007. Based on the Company’s and its counsel’s contractual interpretation, the Company has notified the former owners that it is their intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing.

Based on an assessment of the current status of the matter, the Company has expensed these costs at June 30, 2007. The Company will pursue the recovery as a right of offset in future periods. Accordingly, management and its counsel have a good faith belief that the Company will recover such amounts (as well as those costs incurred in future periods); however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing until the final amount of the claim is settled and determinable. At present, no assurances can be given that the Company will be successful in the offset of such amounts against the outstanding debt.

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

TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff’s financial condition, results of operations or cash flows.

ITEM 1A:	RISK FACTORS

Readers are asked to refer to the September 30, 2006 Form 10-K. The Company believes that there have not been any material changes from risk factors as previously disclosed in the registrant’s Form 10-K in response to Item 1A to Part 1 of Form 10-K, other than the addition of the following two risk factors:

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

On July 11, 2007, subsequent to June 30, 2007, the close of TeamStaff’s third quarter ended June 30, 2007, TeamStaff, Inc. dismissed Lazar, Levine & Felix, LLP (‘‘LLF’’) as the Company’s independent registered public accounting firm and engaged WithumSmith + Brown, P.C. (‘‘Withum’’) as its new independent registered public accounting firm for the fiscal year ending September 30, 2007. The Company’s decision to change its independent registered public accounting firm was the result of a competitive bidding process involving several accounting firms including LLF. The decision to dismiss LLF and engage Withum was made and approved by the Audit Committee of the Board of Directors of the Company.

The reports of LLF on the financial statements of the Company for each of the past two fiscal years, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the Company’s two most recent fiscal years and through July 11, 2007, there have been no disagreements with LLF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of LLF would have caused them to make reference thereto in their reports on the financial statements of the Company for such years. During the Company’s two most recent fiscal years and through July 11, 2007, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Prior to the engagement of Withum, neither the Company nor someone on behalf of the Company had consulted with Withum during the Company’s two most recent fiscal years and through the date of this report in any matter regarding: (A) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report provided to the Company nor was oral advice provided that Withum concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (B) the subject of either a disagreement or a reportable event defined in Item 304(a)(1)(iv) and (v) of Regulation S-K.

The Company requested that LLF furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of such letter was filed on July 17, 2007.

On July 6, 2007, subsequent to June 30, 2007, the close of TeamStaff’s third quarter ended June 30, 2007, the Company received a NASDAQ Staff Deficiency Letter from The NASDAQ Stock Market. The letter states that for the last 30 consecutive business days, the closing bid price per share of the Company’s common stock has been below the $1.00 minimum per share requirement for continued listing as set forth in NASDAQ Marketplace Rule 4450(a)(5). The letter has no effect on the listing of the Company’s common stock at this time.

Pursuant to NASDAQ Marketplace Rule 4450(e)(2), the Company has been provided an initial period of 180 calendar days, or until January 2, 2008, to regain compliance. The letter states the NASDAQ staff will provide written notification that the Company has achieved compliance with Rule 4450(a)(5) if at any time before January 2, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, although the letter also states that the NASDAQ staff has the discretion to require compliance for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, under certain circumstances.

In the event that the Company were to receive notice that its common stock will be delisted, NASDAQ rules permit the Company to appeal any delisting determination by the NASDAQ staff to a NASDAQ Listings Qualifications Panel. In addition, in the event that such a delisting determination was based solely on non-compliance with the minimum bid price rule, the Company may be permitted to transfer the listing of its common stock to the NASDAQ Capital Market if it satisfies all criteria for initial inclusion on such market other than compliance with the minimum bid price requirement. In the event of such a transfer, the NASDAQ Marketplace Rules provide that the Company would be granted an additional 180 calendar days to comply with the minimum bid price rule while on the NASDAQ Capital Market. The Company’s management and Board of Directors are considering alternatives to address compliance with the continued listing standards of The NASDAQ Stock Market.

ITEM 6:	EXHIBITS

(a)	Exhibits

10.1	Lease, dated as of April 13, 2007, for our business premises located at 1 Executive Drive, Suite 130, Somerset, New Jersey.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.
/s/ Rick J. Filippelli Rick J. Filippelli Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

Dated: August 14, 2007