Form 10-K
period 2007-09-30
TEAMSTAFF INC
filed 2008-01-16
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from TO

Commission File No. 0-18492

TEAMSTAFF, INC.
(Exact Name of Issuer as Specified in Its Charter)

New Jersey	22-1899798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Executive Drive, Somerset, NJ 08873, Suite 130
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code (877) 523-9897

Securities registered pursuant to Section 12(b) of the Exchange Act

NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS Common Stock, par value $.001 per share	WHICH REGISTERED The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Securities
Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act.

Yes No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Securities Exchange Act. (check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No

At the close of our fiscal year, September 30, 2007, the aggregate market value of the voting stock of TeamStaff, Inc. (consisting of common stock, $.001 par value per share) held by non-affiliates of the Registrant was approximately $13,248,374 based upon the closing sales price of $0.83 for such common stock on said date as reported on the Nasdaq National Market.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: On January 14, 2008 there were 19,403,366 shares outstanding of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

None

PART I

PART I

THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 (‘‘BUSINESS’’) AND ITEM 7 (‘‘MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS’’), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 (‘‘SECURITIES ACT’’) AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 (‘‘EXCHANGE ACT’’). WHEN USED IN THIS REPORT, THE WORDS ‘‘BELIEVE,’’ ‘‘ANTICIPATE,’’ ‘‘THINK,’’ ‘‘INTEND,’’ ‘‘PLAN,’’ ‘‘WILL BE,’’ ‘‘EXPECT’’, AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR OUR FUTURE FINANCIAL PERFORMANCE ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL EVENTS OR OUR ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, RISKS ASSOCIATED WITH MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES, OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN, COMPETITION, MANAGEMENT OF GROWTH, TECHNOLOGICAL CHANGES, PERSONNEL, THE AVAILABILITY OF ANY NEEDED FINANCING AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (‘‘SEC’’). IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN INCLUDING BUT NOT LIMITED TO THE ITEMS DISCUSSED IN ‘‘RISK FACTORS’’ IN ITEM 1A OF THIS REPORT, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. TEAMSTAFF ASSUMES NO OBLIGATION AND DOES NOT INTEND TO UPDATE THESE FORWARD LOOKING STATEMENTS.

ITEM 1.    BUSINESS

INTRODUCTION

TeamStaff, Inc., a New Jersey corporation (‘‘TeamStaff’’ or the ‘‘Company’’), was founded in 1969 as a payroll service company and evolved into a national provider of payroll and temporary and permanent medical and administrative staffing services. Effective October 23, 2007, TeamStaff’s corporate headquarters is in Somerset, New Jersey. Previously, the Company’s corporate headquarters was located in Atlanta, Georgia. TeamStaff has offices located in Clearwater, Florida; Memphis, Tennessee; Monroe, Georgia; Atlanta, Georgia; and Somerset, New Jersey.

When we use the term ‘‘TeamStaff,’’ or the ‘‘Company’’ we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and TeamStaff Rx, Inc. (‘‘TeamStaff Rx’’) and RS Staffing Services, Inc. (‘‘RS Staffing Services’’), two wholly-owned subsidiaries of TeamStaff Inc. TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization (‘‘PEO’’) business in fiscal year 2004 and other Company business changes, these ‘‘other’’ subsidiaries are not actively operating. References in this filing to ‘‘TeamStaff,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to TeamStaff, Inc. and its wholly owned subsidiaries.

Effective May 31, 2006, TeamStaff exited the payroll processing business it operated for more than 25 years through its DSI Payroll Services division (‘‘DSI’’) when it sold substantially all of the assets of DSI to CompuPay, Inc. for $9.0 million.

TeamStaff provides specialized medical, nursing and administrative staffing services. TeamStaff provides allied healthcare and nursing professionals and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing travel allied medical employees and nurses (typically on a thirteen-week assignment basis), as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for over 250 client facilities. The Company’s RS Staffing Services subsidiary specializes in providing medical and office administration/technical professionals through Federal Supply Schedule (‘‘FSS’’) contracts with both the United States General Services Administration (‘‘GSA’’) and United States Department of Veterans Affairs (‘‘DVA’’). RS Staffing Services places temporary employees at over 70 facilities. TeamStaff Rx Nursing Innovations division, discontinued in 2007, provides per diem nursing. This nursing unit places per diem employees at over 20 client facilities.

TeamStaff was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its principal executive office at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873 where its telephone number is (877) 523-9897.

RECENT DEVELOPMENTS

Discontinued operations

Based on an analysis of historical and forecasted results and the Company’s strategic initiative to focus on core business, in the fourth quarter of fiscal 2007, the Company approved and committed to a formal plan to divest the operations of the Nursing Innovations per diem nursing business (‘‘Per Diem’’), based at its Memphis, Tennessee location. In evaluating the facets of Per Diem’s operations, management concluded that this business component meets the definition of a discontinued operation (as defined in SFAS 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’). Accordingly, the results of operations, cash flows and related assets and liabilities of Per Diem have been reclassified in the accompanying financial statements from those of continuing businesses.

TeamStaff has received confidential letters of intent from interested third parties to purchase certain assets, including accounts receivable, fixed assets and all Nursing Innovations intangibles, and assume defined liabilities of Per Diem. Based on the values and terms of these conditional offers, the Company believes that an objective indication of fair value now exists and, accordingly, has reduced the carrying value of related assets held for sale to fair value (adjusted for estimated disposal costs) as of September 30, 2007. There are a number of uncertainties inherent in the Company’s ability to find a suitable buyer, negotiate an acceptable sale and satisfy closing conditions in a timely manner. Although no assurances can be provided, the Company expects to complete the sale of this business in the second fiscal quarter of 2008 and that the ultimate gain or loss on a formal disposal will not be material to the Company’s future financial condition, results of operations or cash flows. Per Diem’s results of operations from October 1, 2007 through a closing date will be recognized, as incurred, as a loss from discontinued operations. Such operating losses are not expected to be material.

SERVICES

As a part of its continuing operations, TeamStaff provides staffing services through its wholly-owned subsidiaries, TeamStaff Rx and RS Staffing Services.

Staffing Services

TeamStaff provides allied healthcare and nursing professionals and administrative staffing through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in the supply of travel allied medical employees and nurses, (typically on thirteen-week assignments), as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. The Nursing Innovations unit of TeamStaff Rx provides per diem nursing. TeamStaff’s RS Staffing Services subsidiary specializes in providing medical and office administration/technical professionals through FSS contracts with both the GSA and DVA, among other customers.

TeamStaff Rx has more than 25 years of experience in placing temporary and permanent employees with specialized skills and talents to regional and national medical facilities. Temporary medical staffing enables clients to attain management and productivity goals by matching highly trained professional and technical personnel to specific staffing requirements. During the fiscal year ended September 30, 2007, this unit generated $22.0 million of revenue.

TeamStaff Rx focuses its allied health staffing services in all national markets, and seeks to place employees on temporary long-term assignments or on a permanent basis. TeamStaff Rx employs allied health professionals such as radiological technologists, MRI techs, CT techs, diagnostic sonographers, cardiovascular technologists, radiation therapists, dosimetrists, and physicists and places these professionals in hospitals, clinics and therapy centers throughout the United States. TeamStaff Rx also provides travel nursing, temporary-to-permanent nursing and permanent nursing placement services. The continued shortage of nurses combined with an increasing demand for clinical healthcare services in hospitals, is creating a need for facilities to turn to agency nurses as a means to fill open positions. TeamStaff Rx provides a full complement of specialized nurses to fill the needs of its clients. Clients whose staff requirements vary dramatically depending on patient census and in-house turnover levels are therefore able to secure the services of qualified individuals on an interim basis, while better managing ‘‘cost-to-hire’’ and ‘‘time-to-hire’’ criteria. Hiring travel nurses plays a key role in the facilities plan to meet their core and long-term staffing needs.

TeamStaff Rx’s clients are dependent on temporary staffing to supplement various internal departments for staffing shortages due to vacations, medical leaves, core vacancies and other causes. Our Company’s operating units fill our clients’ needs by providing qualified personnel on a weekly, monthly, quarterly or longer basis, depending upon a client’s particular staffing objectives. TeamStaff Rx also provides targeted recruiting and placement for clients for permanent employees. Additionally, if an employee on temporary assignment is hired by the client on a permanent basis, TeamStaff Rx usually receives a recruitment fee from that client.

RS Staffing Services’ primary client has been the United States Government and its various agencies. RS Staffing Services provides contract staffing solutions for government agencies in the categories of medical, professional, office administration, general services support, facility management and logistics support. Through its FSS contracts with both the GSA and the DVA, RS Staffing Services offers the ease of ordering directly through one of its multiple-award contracts and through multiple procurement vehicles and schedules. These include the Logistics World schedule and the Professional and Allied Healthcare schedules as well as the ability to order through the GSA’s e-Buy system. RS Staffing Services also provides technology for online timesheets, reporting, ordering and invoicing as well as a provision of qualified personnel which can be based on any term assignment or contract. RS Staffing also generates revenue opportunities through the use of ‘teaming partners’ that provide personnel to fill positions secured by RS Staffing Services. During the fiscal year ended September 30, 2007, this unit generated $44.9 million of revenue.

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

The current shortage in the availability of certain allied health and nursing personnel, along with the advent of certain patient protection measures, has, in management’s opinion, created an improving market opportunity for TeamStaff Rx. TeamStaff Rx believes that it is in a pivotal position to increase its market share based on its reputation and experience in the temporary medical staffing industry. RS Staffing Services continues to seek further opportunities in the government sector. RS Staffing Services has recently expanded its reach and started to bid on Department of Defense staffing contracts.

Government Contracts

The U.S. Government is the primary customer to our RS Staffing Services subsidiary. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. However, such programs are normally funded on an annual basis. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government for any reason, including if program requirements or budgetary constraints change. If a contract is terminated for convenience, we would generally be reimbursed for our allowable costs through the date of termination and would be paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed. Although contract and program modifications, curtailments or terminations have not had a material adverse effect on the business of RS Staffing Services in the past, no assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on our financial condition or results of operations in the future. In addition, the U.S. Government may terminate a contract for default. Although the U.S. Government has never terminated any of RS Staffing Service’s contracts for default, such a termination could have a significant impact on our business. If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages. The U.S. Government contract bid process is complex and sometimes lengthy. Once a bid is won and a contract awarded, there still is the possibility of a bid protest or numerous delays in implementation. There can be no assurance that such protest process or implementation delays will not have a material adverse effect on our financial condition, results of operations or cash flows in the future.

CUSTOMERS

As of September 30, 2007, TeamStaff’s combined customer base consisted of over 340 staffing clients. All of the customers of our TeamStaff Rx subsidiary are engaged in the healthcare industry. Substantially all of the business of our RS Staffing Services subsidiary is accomplished through contracts with various agencies of the United States Government. In fiscal 2007, RS Staffing Services has two customers who each individually comprise more than 10% of the Company’s overall consolidated revenue and four customers who each individually comprise more than 10% of the subsidiary’s revenue. In fiscal 2007, TeamStaff Rx had one client who individually comprises greater than 5% of the subsidiary’s revenue. In fiscal 2007, RS Staffing Services had six clients who each individually comprise greater than 5% of the subsidiary’s revenue.

SALES AND MARKETING

TeamStaff maintains healthcare and government staffing sales, service and marketing personnel in Tucson, Arizona; Clearwater, Florida; Monroe, Georgia; Hines, Illinois; Leavenworth, Kansas; Boston, Massachusetts; Biloxi, Mississippi; Muskogee, Oklahoma; Memphis Tennessee; Murfreesboro, Tennessee; Charleston, South Carolina; and Washington, DC.

Through our business units, TeamStaff continues to build sales through both telemarketing efforts and face-to-face client interactions. Communicating with our clients on a regular basis allows us to form a trusted, working relationship which enables us to better serve and deliver the most qualified candidates. The acquisition of RS Staffing Services in June 2005 offered TeamStaff the opportunity to use RS Staffing Services accounts and on site locations as well as nearby RS Staffing Services offices for the further marketing of its general and government services offerings.

Recent efforts to build marketing presence include revising our website, implementing an aggressive print advertisement campaign, and revising our strategic marketing communications plan. Additionally we have added several marketing events to our tradeshow calendar in order to increase our brand recognition and participation in both the commercial and government sectors. This added exposure is allowing us to introduce our suite of offerings to an expanded market.

TeamStaff implemented quarterly sales and services meetings to align supply to demand and to enable faster communication of sales focus. We have implemented new software enabling our sales force to share information across the company. We also have expanded our sales efforts to cover more territories and be more nationally focused.

COMPETITION

The primary competitors in our staffing business are AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., CHG Healthcare Services, Inc., Medical Staffing Network Holdings, Inc., Nursefinders, Inc. and Maxim Healthcare Services Inc. TeamStaff competes with these companies by offering customized products, personalized service, competitive prices and specialized personnel to satisfy a client’s particular requirements. The Company believes that its broad scope of services and its commitment to quality service differentiate it from its competition. Further, the Company believes that RS Staffing Services’ knowledge and processes with respect to government contract bidding represents a competitive advantage.

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

Federal and State Employment Taxes

TeamStaff assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including its temporary staffing employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements; (ii) obligations under the Federal Insurance Contribution Act (‘‘FICA’’); and, (iii) obligations under the Federal Unemployment Tax Act. Under these statutes, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

Employee Benefit Plans

TeamStaff offers various employee benefit plans to its full-time employees and temporary staffing employees. These plans include a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement, or ‘‘CODA’’), under Internal Revenue Code (‘‘IRC’’) Section 401(k)), a Section 125 plan, group health plans, group dental insurance, vision insurance, a group life insurance plan and a group disability insurance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act (‘‘ERISA’’). TeamStaff also makes a variety of voluntary insurance products available to its employees, which its employees may purchase through payroll deductions.

In order to qualify for favorable tax treatment under the IRC, the plans must be established and maintained by an employer for the exclusive benefit of its employees. In addition to the employer/employee threshold, pension and profit-sharing plans, including plans that offer CODAs under IRC Section 401(k) and matching contributions under IRC Section 401(m), must satisfy certain other requirements under the IRC. These other requirements are generally designed to prevent discrimination in favor of highly compensated employees to the detriment of non-highly compensated employees with respect to both the availability of, and the benefits, rights and features offered in qualified employee benefit plans.

Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines ‘‘employer’’ as ‘‘any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.’’ ERISA defines the term ‘‘employee’’ as ‘‘any individual employed by an employer.’’

State Regulation

As an employer, TeamStaff is subject to all federal, state and local statutes and regulations governing the employer-employee relationship. Additionally, an increasing number of states have adopted or are considering adopting licensing or registration requirements that affect TeamStaff’s temporary medical staffing and permanent placement business. These license and registration requirements generally provide for an evaluation of the operator’s background and integrity and periodic or ongoing monitoring of the medical staffing firm’s policies and practices. As required by state regulation, TeamStaff Rx is licensed or registered for its temporary allied healthcare staffing services in the following jurisdictions: Florida, Massachusetts, North Carolina and Rhode Island and has a license application pending in Illinois. TeamStaff Rx is licensed or registered for its temporary nursing business in California, Kentucky, Maine, Maryland, Massachusetts Minnesota, New Jersey, North Carolina and Washington. TeamStaff Rx is licensed or registered for its permanent placement business in the District of Columbia and New Jersey. The Company continues to review applicable statutes and regulations and prepare appropriate applications for filing.

Information and Technology Systems

During fiscal year 2007, the Company’s primary IT objective was the consolidation of our travel staffing systems, which was successfully completed on September 30, 2007. Our new platform provides a more cohesive view into the activities of the allied and nursing businesses, which we believe will position us to serve our clients and travelers faster and more efficiently.  The new system also includes integrated email and calendar functions, giving us the ability to associate all electronic communications with the appropriate employee or client contact. Since the new platform is entirely Web-based and hosted by a third-party, we have reduced the effect of any emergency situation which would impact our Clearwater, Florida office.

Throughout the year, we also addressed some older portions of our infrastructure by upgrading our office servers and employees’ workstations, as well as replacing an outdated mail server with the aforementioned new platform.

For fiscal year 2008, we will focus on improving our business processes to take full advantage of the updated technologies, and roll out new versions of our staffing-related web sites that reflect our updated branding. For regulatory reasons, we still maintain equipment that supported past lines of business, but over the next two years we will begin the decommissioning process, which will let us reduce associated operating costs without impacting ongoing business.

Employees

As of September 30, 2007, TeamStaff employed 98 corporate (non worksite) employees, both full-time and part-time, including executive officers, a decrease from 122 during the previous fiscal year. As of September 30, 2007, TeamStaff also employed approximately 1,290 temporary employees on client assignments. TeamStaff believes its relationship with its current employees is satisfactory. None of TeamStaff’s employees are covered by a collective bargaining agreement.

RISK FACTORS

As provided for under the Private Securities Litigation Reform Act of 1995 (‘‘1995 Reform Act’’), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Report on Form 10-K for the fiscal year ended September 30, 2007, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Report on Form 10-K, including our consolidated financial statements and related notes.

Safe Harbor Statement

Certain statements contained herein constitute ‘‘forward-looking statements’’ within the meaning of the 1995 Reform Act. TeamStaff desires to avail itself of certain ‘‘safe harbor’’ provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Report on Form 10-K for fiscal year ended September 30, 2007 involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks identified below.

We believe it is important to communicate our expectations to our shareholders and potential shareholders. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed below, as well as any cautionary language in this filing, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events described in the risk factors below, elsewhere in this filing and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition, cash flows or business. In such case, the price of our securities could decline.

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

We have supplemented our internal growth through acquisitions and may do so in the future through acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Our acquisitions and investments pose many risks, including:

•	We may not be able to compete successfully for available acquisition candidates, complete future acquisitions or investments or accurately estimate their financial effect on our business;

•	Future acquisitions, investments or joint ventures may require us to issue additional common stock, spend significant cash amounts or decrease our operating income;

•	We may have trouble integrating the acquired business and retaining its personnel;

•	Acquisitions, investments or joint ventures may disrupt our business and distract our management from other responsibilities; and

•	If our acquisitions or investments fail, our business could be harmed.

We may acquire additional companies, which may result in adverse effects on our earnings.

We may at times become involved in discussions with potential acquisition candidates. Any acquisition that we may consummate may have an adverse effect on our liquidity and earnings and may be dilutive to our earnings. In the event that we consummate an acquisition or obtain additional capital through the sale of debt or equity to finance an acquisition, our shareholders may experience dilution in their equity. We have previously obtained growth through acquisitions of other companies and businesses. Under Statements of Financial Accounting Standards No.141, Business Combinations (SFAS No.141) and No. 142 Goodwill and Other Intangible Assets (SFAS No. 142) implemented in June 2001, we are required to periodically review goodwill and indefinite life intangible assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein.

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

A substantial percentage of RS Staffing Services’ revenue is from U.S. Government customers.

We derive a substantial portion of our revenues in our RS Staffing Services subsidiary from the U.S. Government as a prime contractor or a subcontractor. Revenues from the U.S. Government represented approximately 95% of the total revenues of RS Staffing Services in fiscal year 2007, 92% in fiscal year 2006 and 94% in fiscal year 2005. Our revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. In addition, obtaining U.S. Government contracts remains a highly competitive process and this has led to a greater portion of our revenue base being associated with contracts providing for a lower amount of reimbursable cost than we have traditionally been able to recover.

We are heavily dependent upon the U.S. Government as the primary customer to our RS Staffing Services subsidiary. Our future success and revenue growth will depend in part upon our ability to continue to expand our customer base.

We face risks relating to U.S. Government contracts because these contracts may be terminated at will.

The U.S. Government may modify, curtail or terminate our contracts.    Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. However, these programs are normally funded on an annual basis. The U.S. Government may modify, curtail or terminate its contracts and subcontracts at its convenience. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

Our business is subject to potential U.S. Government inquiries and investigations.    We are from time to time subject to certain U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. We cannot assure you that any such inquiry or investigation will not have a material adverse effect on our results of operations and financial condition.

Our contract costs are subject to audits by U.S. Government agencies.    From time to time, U.S. Government representatives may audit costs incurred on our U.S. Government contracts, including allocated indirect costs. These audits may result in adjustments to our contract costs. In the event that it is determined that our payments from Government agencies was in excess of contractual costs, we could be assessed for these excess payments. We would expect that we would normally negotiate with U.S. Government representatives before settling on final adjustments to our contract costs. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits.

The U.S. Government contract bid process is complex and sometimes lengthy, subject to protest and implementation delays.    The U.S. Government contract bid process is complex and sometimes lengthy. Once a bid is won and a contract awarded, there still is the possibility of a bid protest or numerous delays in implementation. There can be no assurance that such protest process or implementation delays will not have a material adverse effect on our financial condition or results of operations in the future.

We are dependent upon certain of our management personnel.

Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. The loss of our key personnel could materially affect our operations. Other than with our CEO, we generally do not have long-term employment contracts with our key personnel, nor do we maintain ‘‘key person’’ life insurance policies on any of our key personnel.

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

A significant portion of our revenues are derived from California, Florida, Georgia and Tennessee with respect to allied healthcare and nurse staffing with respect to TeamStaff Rx, and Illinois, Kansas, South Carolina and Tennessee with respect to RS Staffing Services. While we believe that our market diversification will eventually lessen this risk in addition to generating significant revenue growth, we may not be able to duplicate in other markets the revenue growth and operating results experienced in the listed markets.

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

To the extent that any particular client experiences financial difficulty, or is otherwise unable to meet its obligations as they become due, our financial condition and results of operations could be adversely affected. For work performed prior to the termination of a client agreement, we may be obligated, as an employer, to pay the gross salaries and wages of our temporary medical employees and the related employment taxes and workers’ compensation costs, whether or not our client pays us on a timely basis, or at all. A significant increase in our uncollected account receivables may have a material adverse effect on our earnings, cash flows and financial condition.

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

Through our TeamStaff Rx and RS Staffing Services subsidiaries, we engage in the business of providing temporary healthcare professionals. The placement of such employees increases our potential liability for negligence and professional malpractice of those employees. Although we are covered by professional malpractice liability insurance in the aggregate amount of $5,000,000 with a $2,000,000 per occurrence limit, which we deem reasonable under the circumstances, not all of the potential liability we face may be fully covered by insurance. Any significant adverse claim, which is not covered by insurance, may have a material adverse effect on us.

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

The temporary employee placement industry is characterized by vigorous competition. Since we compete with numerous entities that have greater resources than us in each of our business lines, our business will suffer if we are not competitive with respect to each of the services we provide. Our major competitors with respect to temporary medical staffing resources include, but are not limited to, AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., CHG Healthcare Services, Inc., Medical Staffing Network Holdings, Inc., Nursefinders, Inc. and Maxim Healthcare Services Inc. These companies may have greater financial and marketing resources than we.

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

From time to time, we have received several notices from the Internal Revenue Service regarding potential underpayment, overpayment or non-payment of payroll-related taxes. We have disputed these notices, and strongly believe that such notices were the result of errors made in reporting taxes paid and the resulting misapplication of taxes paid, in large part due to our operation of approximately seventeen different subsidiaries over the last few years to conduct our various lines of business. The IRS has made claims that, if we were required to pay in full, could materially adversely affect our financial condition. We are contesting these notices because we believe all material payroll-related taxes have been paid. We further believe that once all tax payments are applied appropriately, all material penalties and interest should be abated. We have retained the services of Ernst & Young, LLP to assist us in this regard. However, there can be no assurance that we will be successful in our efforts. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, such amounts have been recorded in accounts payable in the accompanying balance sheets. Management believes that the ultimate resolution of these payroll tax matters will not have a significant effect on its financial position or results of operations.

We may not be successful in seeking to setoff legal fees that have been incurred in connection with the investigation of RS Staffing Services.

As described in greater detail in ‘‘Legal Proceedings’’, we were served with a federal subpoena relating to our subsidiary, RS Staffing Services, requesting production of certain documents in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement activities. As part of the purchase price of the subsidiary, we issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007 the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. At September 30, 2007, the amount had not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $1.486 million during the fiscal year ended September 30, 2007, as a component of other income (expense). We have also notified the former owners or RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services. The Company will pursue the recovery as a right of offset in future periods. Although, management and its counsel have a good faith belief that the Company will recover such amounts, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs related to the investigation at September 30, 2007.

Risks Relating To Our Revolving Credit Line

TeamStaff completed a $7.0 million revolving credit facility by PNC Bank effective on June 8, 2005. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including minimum combined cash and line availability. In addition, the line of credit is secured by a lien on substantially all of our assets. The facility is subject to acceleration upon non-payment or various other standard default clauses. Material increases in Prime or LIBOR rate could have a material adverse effect on our results of operations, the status of the revolving credit facility, as well as interest costs. Failure to pay revolving credit advances or any failure to comply with applicable restrictive covenants would have a material adverse effect on our business in that we could be required to repay the outstanding balance in advance or sell assets in order to repay the outstanding amount. Further, availability under the line is directly related to the successful assignment of certain accounts receivable. Certain government accounts of RS Staffing Services are required to execute ‘‘Acknowledgements of Assignment.’’ There can be no assurance that every RS Staffing Services government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the line of credit, which would materially affect the Company’s business.

The facility expires in June 2008 and the Company will be seeking to replace the facility with PNC Bank or another financial institution; should the Company be unable to obtain an extension or a replacement credit facility on acceptable terms, there could be a material adverse effect on our business, financial position, interest expense and cash flows. If the facility is replaced or modified prior to June 2008, the Company will incur a non cash write off of the then unamortized capitalized financing fees. Unamortized fees at September 30, 2007 approximated $34,000.

Risks Relating To Our Stock

There is limited trading volume in our common stock and you may find it difficult to dispose of your shares of common stock; it is possible that our stock may be delisted from The Nasdaq Global Market.

Our common stock is currently traded on The Nasdaq Global Market under the symbol ‘‘TSTF.’’ On December 31, 2007, the closing bid price of our common stock was $0.70. If we fail to meet any of the continued listing standards of The Nasdaq Global Market, our common stock will be delisted from The Nasdaq Global Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price.

On July 6, 2007, we received a Nasdaq Staff Deficiency Letter from The Nasdaq Stock Market notifying us that the closing price per share of our common stock was below the $1.00 minimum bid price requirement for 30 consecutive trading days and that, as a result, we no longer meet The Nasdaq Stock Market’s minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5). Nasdaq has provided us with 180 calendar days, or until January 2, 2008, to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain above $1.00 for a minimum of ten consecutive trading days during the 180-day compliance period. If this occurs, Nasdaq will provide us with written notification of compliance. However, if we do not regain compliance by January 2, 2008 our common stock will be delisted from The Nasdaq Global Market. As of January 2, 2008 we did not regain compliance and on

January 4, 2008, we received a notice that our common stock will be delisted. Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Nasdaq Listings Qualifications Panel and we intend to appeal such determination. Our appeal will stay the suspension and delisting of our common stock pending a decision by a Nasdaq Listing Qualifications Panel. In addition, our board of directors has authorized the approval of a reverse stock split in order to facilitate our ability to regain compliance with the continuing listing standards of the Nasdaq Global Market. In the event that such a delisting determination was based solely on non-compliance with the minimum bid price rule, we may be permitted to transfer the listing of our common stock to The Nasdaq Capital Market if we satisfy all criteria for initial inclusion on such market other than compliance with the minimum bid price requirement. In the event of such a transfer, the Nasdaq Marketplace Rules provide that we would be granted an additional 180 calendar days to comply with the minimum bid price rule while on The Nasdaq Capital Market. The 180-day compliance period relates exclusively to our bid price deficiency. We may be delisted during the 180-day period for failure to maintain compliance with any other listing requirement which occurs during this period.

If our common stock were to be delisted from The Nasdaq Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from The Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a ‘‘penny stock’’ (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or ‘‘margin’’ low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Changes in our business, the volatility of the market value of our comparable companies and the impact of litigation and disputes may increase the volatility of the stock price.

The price of our common stock could be subject to fluctuations in the future. This volatility may result from the impact on our stock price of:

•	the impact of acquisitions, investments, joint ventures and divestitures that we may undertake;

•	the impact of the volatility of the market value of comparable public companies that are considered in our valuation process and any publicly traded securities we may own;

•	the impact of litigation, government investigations or other customer disputes on our operating performance and future prospects; and

•	the mix of our commercial and international business as a proportion of our overall business and the volatility associated with companies in those business areas

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Operation and Facilities

Effective October 23, 2007, TeamStaff’s corporate headquarters is located in Somerset, New Jersey. Previously, the Company’s corporate headquarters was located in Atlanta, Georgia. TeamStaff leases its 2,670 square foot corporate headquarters in Somerset, New Jersey, as well as offices in Atlanta, Georgia; Clearwater, Florida; Memphis, Tennessee; and Monroe, Georgia. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2007, TeamStaff’s total lease expense for continuing operations was approximately $533,000.

The following is summary information on TeamStaff’s facilities as of September 30, 2007:

LOCATION	APPROXIMATE SQUARE FEET	EXPIRATION DATE	MONTHLY TERMS
Corporate Headquarters 1 Executive Drive Suite 130 Somerset, NJ	2,670	8/31/2012	$4,005 9/2007 – 8/2008 $4,125 9/2008 – 8/2008 $4,248 9/2009 – 8/2010 $4,376 9/2010 – 8/2011 $4,507 9/2011 – 8/2012
1545 Peachtree Street, NE Suite 340 Atlanta, GA	2,998	6/30/2011	$6,246 7/2006 – 1/2007 $6,433 2/2007 – 1/2008 $6,626 2/2008 – 1/2009 $6,825 2/2009 – 1/2010 $7,030 2/2010 – 1/2011 $7,241 2/2011 – 6/2011
18167 US 19 North Suite 400 Clearwater, FL	15,177	2/28/2011	$23,446 9/2006 – 8/2007 $24,144 9/2007 – 8/2008 $24,865 9/2008 – 8/2009 $25,624 9/2009 – 8/2010 $26,395 9/2010 – 2/2011
6555 Quince Road Suite 303 Memphis, TN	1,894	1/31/2010	$2,841 2/2007 – 1/2008 $2,898 2/2008 – 1/2009 $2,956 2/2009 – 1/2010
533 Plaza Drive * Monroe, GA 30655	2,500	6/30/2008	$3,800 per month

*	As part of the transaction with RS Staffing Services, TeamStaff agreed to accept an assignment or sublease of this lease effective as of June 4, 2005.

ITEM 3.    LEGAL PROCEEDINGS

RS Staffing Services, Inc.

On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary RS Staffing Services, requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing. The subpoena stated that it is issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the DVA. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division, along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provides temporary staffing at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services. The Company is cooperating fully with the Department of Justice investigation.

The government has advised TeamStaff that, based on all the information known to date, the Company is not a target of the government’s investigation and that the government has no intention of indicting TeamStaff.

The Company originally acquired RS Staffing Services in May 2005. As part of the purchase price of the subsidiary, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007 the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to September 1, 2008, with respect to the remaining $1.5 million note payable and accrued interest payable on June 8, 2007. At September 30, 2007, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $1.486 million during the fiscal year ended September 30, 2007, as a component of other income (expense). Legal counsel for the Company has reviewed the acquisition contract and based on their analysis of the Company’s rights, the Company has notified the former owners that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.

The Company will pursue the recovery as a right of offset in future periods. Management and its counsel have a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs related to the investigation at September 30, 2007.

Other Matters

As a commercial enterprise and employer, we are subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or cash flows.

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

TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff’s results of operations, financial position or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On August 21, 2007, TeamStaff held its Annual Meeting of Shareholders. The record date for shareholders eligible to vote was July 13, 2007. As of the record date there were 19,283,366 shares of common stock issued and outstanding. Voting of the shares of common stock was on a non-cumulative basis. 15,294,025 shares were voted at the Annual Meeting.

The only matter before the shareholders was the election of three persons as Class II directors for a term of three years. The persons nominated for election were Karl W. Dieckmann, Frederick G. Wasserman and William H. Alderman. All three nominees were elected to the Board of Directors. The results of the vote were:

Nominees	Votes Cast For	Withheld Authority to Vote
Karl W. Dieckmann	14,764,437	529,588
Frederick G. Wasserman	14,848,317	445,708
William H. Alderman	14,848,317	445,708

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A.    Principal Market

TeamStaff’s common stock is traded in the over-the-counter market and included on the Nasdaq Global Market System under the symbol ‘‘TSTF.’’    TeamStaff started trading on The Nasdaq Global Market in June 2001. Prior to that date, TeamStaff was trading on The Nasdaq Capital Market System. See Item 1A-Risk Factors-Risks Relating to Our Stock.

B.    Market Information

The range of high and low closing sales prices for TeamStaff’s common stock for the periods indicated below are:

Common Stock

FISCAL YEAR 2005	HIGH	LOW
1st Quarter	2.50	1.71
2nd Quarter	2.02	1.20
3rd Quarter	1.80	0.92
4th Quarter	1.75	1.24

FISCAL YEAR 2006	HIGH	LOW
1st Quarter	1.41	1.17
2nd Quarter	1.74	1.24
3rd Quarter	1.75	1.32
4th Quarter	1.38	1.22

FISCAL YEAR 2007	HIGH	LOW
1st Quarter	1.35	1.22
2nd Quarter	1.28	1.02
3rd Quarter	1.18	0.90
4th Quarter	0.99	0.72

The above quotations, reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On January 11, 2008, TeamStaff’s common stock had a closing price of $0.68 per share.

C.    Dividends

TeamStaff has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

D.    Approximate Number of Equity Security Holders

Effective August 31, 2001, TeamStaff acquired all of the capital stock of BrightLane. As contemplated under the agreements governing the transaction, TeamStaff agreed to issue 8,216,522 shares of its common stock in exchange for all of the outstanding capital stock of BrightLane. As of January 14, 2008, not all of the BrightLane shareholders had submitted their capital stock for exchange into shares of common stock; however such shares are classified as outstanding.

In connection with the acquisition of RS Staffing Services, TeamStaff issued to the shareholders of RS Staffing Services an aggregate of 1,206,896 shares of its common stock. The shares are restricted securities and may be sold only pursuant to Rule 144. TeamStaff relied upon the exemption from registration provided by Section 4(2) of the Securities Act in issuing the shares.

As of January 14, 2008, there were 19,403,366 shares of common stock outstanding held of record by 290 persons. TeamStaff believes it has approximately 1,426 beneficial owners of its common stock.

E.    Sales of Unregistered Securities

For the quarter ended September 30, 2007, we did not issue any shares of our common stock to our non-executive directors. However, on October 3, 2007, we issued an aggregate of 120,000 restricted shares of our common stock to our non-executive directors pursuant to our 2006 Long Term Incentive Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

F.    Securities Authorized for Issuance Under Equity Compensation Plans

TeamStaff has three equity compensation plans, all of which were approved by its Board of Directors and its shareholders. The Company has no equity compensation plans that have not been approved by security holders. All option grants made to executive officers and directors, including those to the Chief Executive Officer, under employment agreements, are made under the plans referenced below. All grants of restricted stock made to executive officers are made under the plan referenced below.

The stock option plans under which options are outstanding are:

The 2000 Employee Stock Option Plan (‘‘2000 Employee Plan’’)

The 2000 Non-Executive Director Option Plan (‘‘2000 Non-Executive Director Plan’’)

The long-term incentive plan under which restricted stock grants were made is:

The 2006 Long Term Incentive Plan (‘‘2006 Long Term Incentive Plan’’)

Equity Compensation Plan Information (*)

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighed Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
2000 Employee Stock Option Plan	149,000	$2.30	1,561,687
2000 Non-Executive Director Stock Option Plan (1)	87,500	$2.01	—
2006 Long Term Incentive Plan	220,000	$1.33	4,740,000
*	Does not include grants made pursuant to these plans subsequent to the September 30, 2007 balance sheet date. On October 3, 2007, 120,000 shares of restricted stock were issued to non-executive members of the Board of Directors in accordance with the Director compensation policy effective January 19, 2007.
(1)	5,000 shares per year per non-executive director are granted under the 2000 Non-Executive Director Plan for a full year’s service and prorated for less than a full year’s service. Effective January 19, 2007, this Plan was suspended due to a change in the compensation terms for non-employee Board members. For additional information regarding our director compensation policy, see below under the caption ‘‘Director Compensation’’ in Item 11 — Executive Compensation.

G.    Registrant Repurchases of Securities

TeamStaff did not repurchase any of its securities during the fiscal year ended September 30, 2007.

H.	Stock Performance Graph

The following performance graph shall not be deemed ‘‘filed’’ for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of TeamStaff under the Securities Act or the Exchange Act.

Set forth herein is a line graph comparing the total returns (assuming reinvestment of dividends) of TeamStaff’s common stock, the Standard and Poor’s Industrial Average, and an industry composite consisting of a group of five peer issuers selected in good faith by TeamStaff. TeamStaff’s common stock is listed for trading in The Nasdaq Global Market and is traded under the symbol ‘‘TSTF’’.

NOTES

(1)	Assumes that the value of the investment in TeamStaff’s common stock and each index was $100 on September 30, 2002 and that dividends were reinvested at years ended September 30th.
(2)	Industry composite for ‘‘Peer Group includes Cross Country Healthcare, Medical Staffing Network Holdings, On Assignment, ATC Healthcare and AMN Healthcare Services. The industry composite has been determined in good faith by management to represent entities that compete with TeamStaff in certain of its significant business segments.

ITEM 6.	SELECTED FINANCIAL DATA (AMOUNTS IN THOUSANDS)

	For the Years Ended September 30,
	2007	2006	2005	2004	2003
Revenues	$66,882	$71,644	$47,275	$32,856	$58,119
Direct expenses	$55,852	$59,859	$39,053	$26,880	$48,909
Gross profit	$11,030	$11,785	$8,222	$5,976	$9,210
Selling, general and administrative expenses (includes depreciation and amortization)	$13,063	$14,193	$13,180	$10,600	$13,427
Loss from operations	$(2,033)	$(2,408)	$(4,958)	$(4,624)	$(4,217)
Loss from continuing operations	$(3,374)	$(18,537)	$(3,065)	$(2,749)	$(2,411)
Discontinued operations net of tax	$(1,319)	$5,290	$576	$(1,330)	$(26,474)
Net loss	$(4,693)	$(13,247)	$(2,489)	$(4,079)	$(28,885)
Earnings per share – Basic and diluted
Loss from continuing operations	$(0.17)	$(0.96)	$(0.17)	$(0.18)	$(0.15)
(Loss) income from discontinued operations	$(0.07)	$0.27	$0.03	$(0.08)	$(1.69)
Net loss	$(0.24)	$(0.69)	$(0.14)	$(0.26)	$(1.84)
Weighted average shares outstanding:
Basic	19,288	19,278	18,206	15,714	15,732
Diluted	19,288	19,278	18,206	15,714	15,732
BALANCE SHEET DATA:
Assets from continuing operations	$25,678	$28,596	$46,606	$36,574	$37,410
Assets from discontinued operations	$490	$2,180	$3,448	$855	$23,207
Total assets	$26,168	$30,776	$50,054	$37,429	$60,617
Long-term liabilities from continuing operations	$404	$779	$2,150	$864	$1,042
Liabilities from continuing operations	$9,311	$9,070	$14,979	$5,349	$9,054
Liabilites from discontinued operations	$263	$502	$763	$1,087	$16,453
Total liabilities	$9,574	$9,572	$15,742	$6,436	$25,507
Working capital	$1,074	$4,223	$(11)	$5,149	$4,368
Shareholders’ equity	$16,594	$21,204	$34,312	$30,993	$35,110

Certain prior period amounts have been reclassified to reflect the Nursing Innovations per diem business unit as a discontinued operation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

This Annual Report on Form 10-K contains ‘‘forward-looking statements’’ within the meaning of the 1995 Reform Act, Section 27A of the Securities Act and Section 21E of the Exchange Act. TeamStaff desires to avail itself of certain ‘‘safe harbor’’ provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘will,’’ ‘‘may’’ and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this Annual Report: our ability to continue to recruit qualified temporary and permanent healthcare professionals and administrative staff at reasonable costs; our ability to retain qualified temporary healthcare professionals and administrative staff for multiple assignments at reasonable costs; our ability to attract and retain sales and operational personnel; our ability to enter into contracts with hospitals, healthcare facility clients, affiliated healthcare networks, physician practice groups and the United States Government on terms attractive to us and to secure orders related to those contracts; our ability to demonstrate the value of our services to our healthcare and other facility clients; changes in the timing of hospital, healthcare facility clients’, physician practice groups’ and U.S. Government orders for and our placement of temporary and permanent healthcare professionals and administrative staff; the general level of patient occupancy at our hospital, healthcare facility clients’ and physician practice groups’ facilities; the overall level of demand for services offered by temporary and permanent healthcare staffing providers; the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff; the variation in pricing of the healthcare facility contracts under which we place temporary and permanent healthcare professionals; our ability to successfully implement our strategic growth, acquisition and integration strategies; our ability to successfully integrate completed acquisitions into our current operations; our ability to manage growth effectively; our ability to leverage our cost structure; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; our ability to grow and operate our business in compliance with these legislation and regulations; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; our ability to carry out our business strategy; the loss of key officers, and management personnel that could adversely affect our ability to remain competitive; the effect of recognition by us of an impairment to goodwill and intangible assets; other tax and regulatory issues and developments; and the effect of adjustments by us to accruals for self-insured retentions.

Overview

Management and Board Changes

Effective January 5, 2007, Mr. Robert P. Traficanti resigned as General Manager of the Nursing Innovations division of TeamStaff Rx. Effective January 8, 2007, Mr. T. Kent Smith left the Company having served as President, Chief Executive Officer and a Member of the Board of Directors. Mr. James L. Donahue left the Company having served as its Vice President of Sales and President of the Company’s TeamStaff Rx subsidiary. In addition, Mr. Peter Rosen left the Company having served as its Vice President of Human Resources. Effective January 10, 2007, Mr. Rick J. Filippelli, the Company’s Chief Financial Officer was appointed President and Chief Executive Officer. Effective January 18, 2007, Mr. James D. Houston, the Company’s General Counsel, Vice President of Business and Legal Affairs and Corporate Secretary was appointed Chief Operating Officer. Effective April 30, 2007, Mr. Houston’s employment with the Company was terminated. Effective January 16, 2007, Mr. Ben Dyer resigned from the Company’s Board of Directors. Effective January 23, 2007, Mr. Ronald R. Aldrich resigned from the Company’s Board of Directors. Effective March 2, 2007, Mr. Timothy Nieman left the Company having served as President of RS Staffing Services.

Effective January 19, 2007, the Company’s Board of Directors elected Mr. Rick Filippelli, the Company’s President, Chief Executive Officer and Chief Financial Officer to the Board of Directors. Effective January 19, 2007, the Company’s Board of Directors elected Mr. William H. Alderman and Mr. Frederick Wasserman to the Company’s Board of Directors to fill vacancies in accordance with the Company’s by-laws. Ms. Julie Thompson was concurrently rehired on a consultant basis to assist at RS Staffing Services. As part of the Company’s initiative on sales and marketing in its allied and nursing staffing division, Mr. Terry Merlin was hired as Director of Sales and Marketing for TeamStaff Rx, the Company’s allied and nursing staffing subsidiary and commenced employment on March 15, 2007. As part of the Company’s initiative on sales and contract procurement in the government sector, Mr. Kevin Wilson was hired as Director of Sales for RS Staffing Services, the Company’s subsidiary that specializes in staffing through FSS contracts with both the GSA and DVA. Mr. Wilson commenced employment on June 18, 2007.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC. The preparation of our Consolidated Financial Statements and related notes in accordance with generally accepted accounting principles requires us to make estimates, which include judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our Consolidated Financial Statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-9 of the notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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

Staffing (whether medical or administrative) revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff’s direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally, commissions from permanent placements are included in revenue as placements are made. Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer’s workforce as a permanent employee. The Company also reviews the status of such placements to assess the Company’s future performance obligations under such contracts.

In connection with the Company’s DSI discontinued payroll services operation, payroll services revenue was recognized as service was rendered and consisted primarily of administrative service fees charged to clients for the processing of paychecks as well as the preparation of quarterly and annual payroll related reports. These amounts are reflected as part of income (loss) from discontinued operations in the consolidated financial statements.

Direct costs of services are reflected in TeamStaff’s Consolidated Statement of Operations as ‘‘direct expenses’’ and are reflective of the type of revenue being generated. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses. In connection with the Company’s DSI discontinued payroll services operation, payroll services’ direct costs included salaries and supplies associated with the processing of the payroll service.

Goodwill and Intangible Assets

Beginning October 1, 2001, TeamStaff no longer amortizes goodwill or indefinite life intangible assets. TeamStaff continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. If an impairment write off of all the goodwill became necessary, a charge of up to $10.3 million would be expensed in the Consolidated Statement of Operations. All goodwill is attributable to the staffing services reporting units. If an impairment write off of all the trade name became necessary, a charge of up to $4.6 million would be expensed in the Consolidated Statement of Operations. During 2007, in connection with the Company’s decision to exit the Nursing Innovation per diem operations, an unrealized loss was recognized to reduce the carrying value of goodwill to net realizable value. TeamStaff has concluded, at present, that there is not any other required write off of goodwill or its tradename.

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

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In March 2006 and in the year ended September 30, 2007, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million and $1.19 million, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at September 30, 2007, the remaining prepaid asset of $0.3 million will be received within the next twelve months. This is reflected on TeamStaff’s Consolidated Balance Sheet as of September 30, 2007 as a current asset, in addition to approximately $150,000 related to current policy deposits.

As of September 30, 2007 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.

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

For the year ended September 30, 2007, the Company has not recorded a tax benefit for net operating losses. In the fourth quarter of the year ended September 30, 2006, after an assessment of all available evidence (including historical and forecasted operating results), management concluded that realization of the Company’s net operating loss carryforwards (which includes those amounts acquired in previous years’ business combinations, collectively ‘‘NOLs’’), tax credits and other deferred tax assets, could not be considered more likely than not. Based on this assessment, the Company increased the valuation allowance established on deferred tax assets by approximately $0.8 million in 2007. Based on a similar assessment performed as of September 30, 2006, the Company provided a valuation allowance expense of $16.9 million against NOLs and other deferred tax assets; as the realization of such amounts, at that date, could not be considered more likely than not. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely than not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of such NOLs), to offset future periods’ taxable income. The income tax benefit of $123,000 for 2007 is attributable to an overaccrual of estimated state taxes at September 30, 2006 against amounts computed in the preparation of various income tax returns, while the tax benefit of approximately $1.9 million for 2005 was expected to be realized, based on an assessment of evidence performed at that date.

At September 30, 2007 the Company had net operating losses of approximately $27.6 million, $8.9 million and $8.0 million for U.S, New Jersey and other states’ tax return purposes, respectively, and unutilized tax credits approximate $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2027.

Allowance for Doubtful Accounts

TeamStaff maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff’s customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff’s accounts receivable balances could grow and TeamStaff could be required to provide for additional allowances, which would decrease net income in the period that such determination was made. For example, TeamStaff currently maintains an allowance of approximately .25% of accounts receivable. If, for example, the allowance grew to 2% of accounts receivable, pre-tax income would have been reduced by $150,000.

Overview

Results of Operations

Fiscal Year 2007 as Compared to Fiscal Year 2006

The Company’s travel allied and travel nursing subsidiary continued to under perform the market during fiscal 2007. In response to this, in January 2007, the Company restructured its senior management and its Board of Directors in an effort to accelerate revenue growth, reduce expenses and restructure its operations and contribute to a return to profitability. Rick J. Filippelli, the Company’s Chief Financial Officer, was appointed President and Chief Executive Officer and was elected to the Board of Directors. Mr. Filippelli also retained his position as Chief Financial Officer until October 23, 2007, subsequent to fiscal 2007 year end, when Cheryl Presuto, the Company’s Controller, was appointed to the Chief Financial Officer position.

The Company is implementing several initiatives to position the staffing services subsidiaries for growth in fiscal 2008. Sales initiatives include assessing, restructuring and adding to its sales force and recruiting efforts, restructuring sales force incentive compensation to better reflect pay for performance and implementation of a pricing and gross margin improvement plan. The Company hired a Director of Sales experienced in allied and nurse travel staffing to oversee the sales efforts at TeamStaff Rx. As part of the marketing initiative, the Company hired an experienced Marketing Manager. Recent efforts to build marketing presence include revising our website, implementing an aggressive print advertisement campaign, and revising our strategic marketing communications plan in an effort to attract allied medical and nurse travelers. Additionally we have added several marketing events to our tradeshow calendar in order to increase our brand recognition and participation in both the commercial and government sectors. This added exposure is allowing us to introduce our suite of offerings to an expanded market. We initiated a corporate branding campaign which will promote consistency and brand recognition as well as increase TeamStaff’s visibility in the marketplace. To lead initiatives in the government staffing sector, the Company hired a Director of Sales with government contract bid experience for RS Staffing Services. We are expanding our reach within the government sector beyond VA opportunities by bidding on Department of Defense staffing contracts afforded to large businesses.

Longer term, we continue to believe the demand for temporary medical personnel will stay strong. Key drivers in our business segment include the declining health of an aging population, advances in medical technology, hospital employee turnover and growth in hospital admissions. We believe demand will also increase as more states introduce legislation for mandatory minimum caregiver-to-patient ratios and overtime limitations. The introduction of such legislation should favorably impact our temporary travel nurse staffing business. Our acquisition of RS Staffing Services completed in June 2005 gives us a strong presence in the government sector and provides us with an opportunity to bid on awards for large multi-year contracts with solid operating margins. We continue to focus on our sales and marketing efforts throughout the divisions in order to increase our contact with current and prospective clients.

TeamStaff’s revenues for the fiscal years ended September 30, 2007 and 2006 were $66.9 million and $71.6 million, respectively, which represents a decrease of $4.8 million, or 6.6% over the prior fiscal year. Revenues for fiscal year 2007 and 2006 include $44.9 million and $43.8 million, respectively, related to RS Staffing Services. This subsidiary’s revenues helped offset a decrease of $6.0 million in revenues in the TeamStaff Rx travel allied and travel nursing subsidiary from fiscal year 2006 to fiscal year 2007. The decrease in revenue is in part due to the loss of certain clients coupled with competition from state associations in certain markets. It is the Company’s hope that the management changes made in fiscal 2007, as well as a redirected sales focus, will help to reestablish relationships with some of these former clients.

Direct expenses for the fiscal years ended September 30, 2007 and 2006 were $55.9 million and $59.9 million, respectively, which represents a decrease of $4.0 million, or 6.7%. This decrease is a direct result of decreased revenues. As a percentage of revenue, direct expenses for the fiscal years ended September 30, 2007 and 2006 were 83.5% and 83.6%, respectively.

Gross profits for the fiscal years ended September 30, 2007 and 2006 were $11.0 million and $11.8 million, respectively, which represents a decrease of $0.75 million, or 6.4%. This decrease is a result of the 6.6% decrease in revenues. Gross profits, as a percentage of revenue, remained relatively constant at 16.5% and 16.4% for the fiscal years ended September 30, 2007 and 2006, respectively.

Selling, general and administrative (‘‘SG&A’’) expenses for the fiscal years ended September 30, 2007 and 2006 were $12.7 million and $13.8 million, respectively, which represents a decrease of $1.1 million, or 7.9%. The Company continues with its cost saving initiatives, which resulted in reduced expense in fiscal 2007 for liability insurance and occupancy expense, among other expenses. This savings helped to offset an increase in new business expense of $0.2 million from fiscal 2006 to

2007. This increased spending is related to increased sales staff and marketing efforts. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure.

Depreciation and amortization for the fiscal years ended September 30, 2007 and 2006 was approximately $349,000 and $381,000, respectively. This decrease is due to a reduction in depreciation expense caused by several asset groups becoming fully depreciated during the fiscal year.

Other income, which is comprised of interest income and late fee income, for the fiscal years ended September 30, 2007 and 2006 was approximately $219,000 and $236,000, respectively, representing a decrease of $17,000. This is primarily a result of decreased late fee income due to a reduction in accounts receivable in the TeamStaff Rx subsidiary.

Interest expense for the fiscal years ended September 30, 2007 and 2006 was approximately $197,000 and $539,000, respectively, representing a decrease of $342,000. This decrease is primarily a result of less interest expense due to the payoff of the line of credit with the proceeds of the DSI sale on May 31, 2006, as well as the payoff of a $1.5 million note payable in 2006 related to the acquisition of RS Staffing Services.

The Company recorded other expense of $1.49 million for the fiscal year ended September 30, 2007 related to legal representation and investigation costs incurred in connection with the Federal Grand Jury subpoena issued to RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing effective as of June 2005. These expenses are classified as non-operating expense because the subpoena relates to activity prior to the acquisition.

Income tax benefit from continuing operations for fiscal year ended September 30, 2007 was $0.1 million as a result of adjustments in amounts accrued for tax provisions or settlements for fiscal year 2006 when the final federal and state returns were prepared and filed. Income tax expense from continuing operations for fiscal year ended September 30, 2006 was $15.8 million. As a component of this tax expense, the Company provided a deferred tax valuation allowance of approximately $16.9 million. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. The Company provided a 100% valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset.

Loss from continuing operations for the fiscal year ended September 30, 2007 was $3.4 million, or $(0.17) per basic and diluted share, as compared to loss from continuing operations for the fiscal year ended September 30, 2006 of $18.5 million, or $(0.96) per basic and diluted share.

Loss from discontinued operations, net of tax, for the fiscal year ended September 30, 2007 was $1.3 million, or $(0.07) per basic and diluted share, as compared to income from discontinued operations, net of tax, for the fiscal year ended September 30, 2006 of $5.3 million, or $0.27 per basic and diluted share. Loss from operations from the discontinued business unit, net of tax, for the fiscal year ended September 30, 2007, was $1.6 million. This includes income from operations, net of tax, of the discontinued per diem business unit of $0.2 million, offset by the write-down to fair value of per diem intangible assets of $1.6 million. Income from operations from the discontinued business units, net of tax, for the fiscal year ended September 30, 2006 was $0.7 million. In fiscal 2006, this income includes income from operations, net of tax, of the discontinued DSI business unit of $0.8 million, income from operations, net of tax, of the discontinued per diem business unit of $0.3 million, offset by loss from operations of the discontinued PEO business unit, net of tax, of $0.4 million, which primarily consists of legal fees and settlement expenses related to the settlement of the Atomic Fusion suit. Income from disposal, net of tax, of $0.3 million in fiscal 2007 is related to the release of $250,000 escrow, half on November 30, 2006 and the remainder on May 31, 2007, related to the sale of the DSI division (See Note 4 of Notes to Consolidated Financial Statements). Income from disposal, net of tax, of $4.6 million in fiscal 2006 is related to the net gain on the sale of the DSI division.

Net loss for the fiscal year ended September 30, 2007 was $4.7 million, or ($0.24) per basic and diluted share, as compared to a net loss of $13.2 million, or $(0.69) per basic and diluted share, for the fiscal year ended September 30, 2006.

Fiscal Year 2006 as Compared to Fiscal Year 2005

TeamStaff’s revenues for the fiscal years ended September 30, 2006 and 2005 were $71.6 million and $47.3 million, respectively, which represents an increase of $24.4 million, or 51.6% over the prior fiscal year. Revenues for fiscal year 2006 and 2005 include $43.8 million and $13.0 million, respectively, related to the acquisition of RS Staffing Services, a Monroe, Georgia-based provider of medical and office administration/technical professionals effective as of June 4, 2005 (See Note 3 of Notes to Consolidated Financial Statements.)    This acquisition helped offset a decrease of $6.1 million in revenues in the TeamStaff Rx travel allied and travel nursing subsidiary from fiscal year 2005 to fiscal year 2006. The decrease was driven by continued weak demand for radiological technologists in our allied business and the largest nurse per diem client joining an association thus reducing our billing rates. The Company’s travel allied and travel nursing subsidiary continued to under perform the market in fiscal 2006. During fiscal 2006, the Company led several initiatives to position these subsidiaries for growth in fiscal 2007. Actions include expanding its sales force and recruiting efforts in the allied segment into more active modalities such as physical and respiratory therapy and sales personnel changes including changes at both the TeamStaff Rx and Nursing Innovations business leader level. In November 2006, subsequent to the September 30, 2006 balance sheet date, the Company consolidated the Nursing Innovations travel nurse platform into TeamStaff Rx’s Clearwater, Florida location.

Longer term, we continue to believe the demand for temporary medical personnel will increase. Key drivers in our major business segments include an aging population, an improving employment environment and growth in hospital admissions. We believe demand will also increase as more states introduce legislation for mandatory minimum nurse to patient ratios and overtime limitations. The acquisition of Nursing Innovations provides TeamStaff with the opportunity to benefit from these industry changes that, we believe, impact our temporary nurse staffing business most significantly. Our acquisition of RS Staffing Services completed in early June 2005 gives us a strong presence in the government sector and provides us with an opportunity to bid on awards for large multi-year contracts with solid operating margins. We continue to focus on our sales and marketing efforts throughout the subsidiaries in order to increase our contact with current and prospective clients.

Direct expenses for the fiscal years ended September 30, 2006 and 2005 were $59.9 million and $39.1 million, respectively, which represents an increase of $20.8 million, or 53.3%. This increase is a direct result of increased revenues. As a percentage of revenue, direct expenses for the fiscal years ended September 30, 2006 and 2005 were 83.6% and 82.6%, respectively. This increase is the result of a higher volume of teaming partner (subcontractor) costs due to the inclusion of RS Staffing Services for the full fiscal year 2006. Teaming is a business practice expected by government entities who prefer their suppliers to provide more of a master vendor service where the supplier looks to outside sources when needed to fill open staffing positions.

Gross profits for the fiscal years ended September 30, 2006 and 2005 were $11.8 million and $8.2 million, respectively, which represents an increase of $3.6 million, or 43.3%. This increase is attributable to the growth by acquisition of our staffing business. Gross profits, as a percentage of revenue, decreased to 16.4% from 17.4%, for the fiscal years ended September 30, 2006 and 2005, respectively. This decrease is primarily due to the inclusion of RS Staffing Services for the full fiscal year 2006 and the lower gross profit associated with staffing teaming partners.

Selling, general and administrative (‘‘SG&A’’) expenses for the fiscal years ended September 30, 2006 and 2005 were $13.8 million and $12.8 million, respectively, which represents an increase of $1.1 million, or 8.3%. Included in fiscal year 2006 is $3.0 million of SG&A expenses related to RS Staffing Services. Included in fiscal year 2005 is $0.5 million of workers’ compensation receivable write-offs related to adverse claims development for the period April 1, 2002 through November 17, 2003 (the date of sale of the discontinued PEO operation), $0.2 from certain loan forgiveness related to TeamStaff’s acquisition of BrightLane in 2001 and $1.0 million of SG&A expenses related to RS Staffing Services from the date of acquisition in June 2005 to the end of the fiscal year September 30, 2005. After adjusting for SG&A expenses in fiscal 2005 and 2006 related to RS Staffing Services and the write-offs related to the worker’s compensation receivable write-off and TeamStaff’s acquisition of BrightLane in 2001, expenses for the fiscal year decreased 2.7% from 2005 to 2006. SG&A expenses, as a percentage of revenue, were 19.3% and 27.0%, for the fiscal years ended September 30, 2006 and 2005, respectively.

Depreciation and amortization for the fiscal years ended September 30, 2006 and 2005 was approximately $381,000 and $422,000, respectively. This decrease is due to a reduction in depreciation expense caused by several asset groups becoming fully depreciated during the fiscal year.

Other income, which is comprised of interest income and late fee income, for the fiscal years ended September 30, 2006 and 2005 was approximately $236,000 and $228,000, respectively, representing an increase of $8,000. This is primarily a result of increased interest earned on the proceeds of the sale of DSI offset by decreased late fee income due to a reduction in accounts receivable in TeamStaff Rx.

Interest expense for the fiscal years ended September 30, 2006 and 2005 was approximately $539,000 and $211,000, respectively, representing an increase of $328,000. This increase is primarily a result of interest expense related to the revolving credit facility effective as of June 8, 2005, as well as interest expense from the notes payable related to the acquisition of RS Staffing Services effective as of June 4, 2005.

Income tax expense from continuing operations for fiscal year ended September 30, 2006 was $15.8 million. As a component of this tax expense,the Company provided a deferred tax valuation allowance of approximately $16.9 million. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. The Company is providing a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. Income tax benefit from continuing operations for fiscal year ended September 30, 2005 was $1.9 million.

Loss from continuing operations for the fiscal year ended September 30, 2006 was $18.5 million, or $(0.96) per basic and diluted share, as compared to loss from continuing operations for the fiscal year ended September 30, 2005 of $3.1 million, or $(0.17) per basic and diluted share.

Income from discontinued operations, net of tax, for the fiscal year ended September 30, 2006 was $5.3 million, or $0.27 per basic and diluted share, as compared to income from discontinued operations, net of tax, for the fiscal year ended September 30, 2005 of $0.6 million, or $0.03 per basic and diluted share. Income from operations from the discontinued business unit, net of tax, for the fiscal years ended September 30, 2006 and 2005 was $0.7 million and $0.6 million, respectively. Included in the results of discontinued operations is net income of $0.3 million and $0.4 million for fiscal years ended September 30, 2006 and 2005, respectively, related to the per diem business unit. Also included in fiscal 2006, is income from operations, net of tax, of the discontinued DSI business unit of $0.8 million offset by loss from operations of the discontinued PEO business unit, net of tax, of $0.4 million, which primarily consists of legal fees and settlement expenses related to the settlement of the Atomic Fusion suit. Income from disposal, net of tax, of $4.6 million in fiscal 2006 is related to the net gain on the sale of the DSI business unit (See Note 4 of Notes to Consolidated Financial Statements). There was virtually no activity from disposal of the discontinued business unit for fiscal year 2005.

Net loss for the fiscal year ended September 30, 2006 was $13.2 million, or ($0.69) per basic and diluted share, as compared to a net loss of $2.5 million, or $(0.14) per basic and diluted share, for the fiscal year ended September 30, 2005.

Liquidity and Capital Resources; Commitments

Net cash used in operating activities for the fiscal year ended September 30, 2007 was $1.4 million compared to net cash provided by operating activities of $8.7 million for the fiscal year ended September 30, 2006. Losses from continuing operations were the primary use of cash during the fiscal year ended September 30, 2007. This use was offset by $1.2 million in cash received from Zurich related to the reduction in collateral requirements on outstanding workers’ compensation claims and $0.25 million in escrow release related to the sale of the discontinued DSI business unit. Cash provided by operations for the fiscal year ended September 30, 2006 was primarily due to cash generated by the discontinued DSI business unit and cash received from Zurich of $2.25 million.

Cash used in investing activities for the fiscal year ended September 30, 2007 was $0.2 million, primarily for the purchase of technology equipment, expenses related to the implementation of a new front office computer system and the redesign of our traveler website. Cash used in investing activities for the fiscal year ended September 30, 2006 was $1.8 million, primarily for payment of the one-year earn out of $2.0 million to the former owners of RS Staffing Services as part of the acquisition. This was offset by the sale of fixed assets related to the DSI business unit.

Cash used in financing activities for the fiscal year ended September 30, 2007 was minimal. Cash used in financing activities was $6.0 million for the fiscal year ended September 30, 2006, primarily as a result of paying off the revolving line of credit and payment of the $1.5 million note payable related to the RS Staffing Services acquisition.

Effective June 8, 2005, TeamStaff entered into a $7.0 million revolving credit facility provided by PNC Bank to (i) provide for the acquisition of RS Staffing Services; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants including a fixed charge coverage ratio if the Company fails to maintain invested cash and line availability minimum requirements. At September 30, 2007, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets. As of September 30, 2007, there was no debt outstanding under the credit facility and $5.5 million remains available under the line of credit, based on defined billed accounts receivable. There was no borrowing under the line of credit for the 3rd and 4th quarters of fiscal 2007.

The facility expires in June 2008 and the Company will be seeking to replace the facility with PNC Bank or another financial institution. Should the Company be unable to obtain an extension or a replacement credit facility on acceptable terms, there could be a material adverse effect on our business, financial position, interest expense and cash flows. If the facility is replaced or modified prior to June 2008, the Company will incur a non cash write off of the then unamortized capitalized financing fees. This unamortized balance was $34,000 at September 30, 2007.

Availability under the PNC Bank line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of RS Staffing Services are required to execute ‘‘Acknowledgements of Assignment.’’ There can be no assurance that every RS Staffing Services government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the line of credit.

As of September 30, 2007, TeamStaff had unrestricted cash and cash equivalents of $0.6 million and net accounts receivable of $8.3 million. TeamStaff also had $5.5 million of unused availability under the revolving credit facility provided by PNC Bank. As of September 30, 2007, TeamStaff had working capital of $1.3 million. The Company believes that, along with cash on hand, the availability under the existing revolving line of credit and extended or successor facilities will provide sufficient liquidity over the next twelve months.

Obligations (Amounts in thousands)		Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years
Long-term debt (1)	$1,746	$1,563	$175	$8
Operating leases	1,704	486	1,169	49
Pension liability (2)	346	280	66	—
Severance liability (3)	33	33	—	—
Total Obligations	$3,829	$2,362	$1,410	$57
(1)	Represents the maximum amount of notes payable related to acquisition of RS Staffing Services, and capital lease obligations.
(2)	Represents pension liabilities for the former Chief Executive Officer and former Chief Financial Officer.
(3)	Represents severance payments related to all former employees.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements. We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources. We have entered into various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of our most recent fiscal year end we were not aware of any obligations under such indemnification agreements that would require material payments.

Effects of Inflation

Inflation and changing prices have not had a material effect on TeamStaff’s net revenues and results of operations, as TeamStaff has been able to modify its prices and cost structure to respond to inflation and changing prices.

Recently Issued Accounting Pronouncements Affecting the Company

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company expects to adopt SFAS No. 157 in the first quarter of fiscal 2009 and is still evaluating the effect, if any, on its financial position or results of operations.

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

On July 11, 2007, TeamStaff, Inc. dismissed Lazar, Levine & Felix, LLP (‘‘LLF’’) as the Company’s independent registered public accounting firm and engaged WithumSmith+Brown, P.C. (‘‘Withum’’) as its new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ended September 30, 2007. The Company’s decision to change its independent registered public accounting firm was the result of a competitive bidding process involving several accounting firms. The decision to dismiss LLF and engage Withum was made and approved by the Audit Committee of the Board of Directors of the Company. The services provided by Withum consist of auditing financial statements, reviewing filings with the SEC, and various tax matters as permitted under the Sarbanes-Oxley Act of 2002.

The reports of LLF on the financial statements of the Company for fiscal years ended September 30, 2006 and 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the Company’s fiscal years ended September 30, 2006 and 2005, and through July 11, 2007, there were no disagreements with LLF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of LLF would have caused them to make reference thereto in their reports on the financial statements of the Company for such years. During the Company’s fiscal years ended September 30, 2006 and 2005, and through July 11, 2007, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

Prior to the engagement of Withum, neither the Company nor someone on behalf of the Company had consulted with Withum during the Company’s fiscal years ended September 30, 2006 and 2005, and through July 11, 2007 in any matter regarding: (A) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report provided to the Company nor was oral advice provided that Withum concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue, or (B) the subject of either a disagreement or a reportable event defined in Item 304(a)(1)(iv) and (v) of Regulation S-K.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As previously disclosed, effective January 8, 2007, T. Kent Smith, the Company’s Chief Executive Officer resigned. Rick J. Filippelli, the Company’s Chief Financial Officer, was appointed President and Chief Executive Officer and retained his position as Chief Financial Officer. On October 23, 2007, subsequent to the balance sheet date, the Board of Directors of TeamStaff appointed Ms. Cheryl Presuto to the position of Chief Financial Officer. Ms. Presuto, 43, has served as TeamStaff’s

Controller since August 2004 and will retain that position and title. Mr. Rick Filippelli, the Company’s Chief Executive Officer and President had served as the Company’s Chief Financial Officer from September 2003 until Ms. Presuto’s appointment. Mr. Filippelli will continue to serve as the Company’s Chief Executive Officer and President.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of TeamStaff as of January 14, 2008 are as follows:

NAME	AGE	OFFICE
T. Stephen Johnson	57	Chairman of the Board of Directors Class 1
Karl W. Dieckmann	79	Vice-Chairman Class 2
Peter Black	35	Director Class 1
Martin Delaney	64	Director Class 3
Frederick G. Wasserman	53	Director Class 2
William H. Alderman	44	Direct Class 2
Rick J. Filippelli	51	President, Chief Executive Officer, Director Class 1
Cheryl Presuto	43	Chief Financial Officer, Controller

Board of Directors

Our board is classified into three classes, which are each elected in staggered three-year terms. Class 1 consists of T. Stephen Johnson, Rick Filippelli and Peter Black, and the term expires in 2009; Class 2 consists of Karl Dieckmann, Frederick G. Wasserman and William H. Alderman, and the term expires in 2010 and Class 3 consists of Martin Delaney, and the term expires in 2008.

William H. Alderman joined the Board of Directors in January 2007. Mr. Alderman has over 15 years experience providing investment banking services across multiple industries, with a particular expertise in financings, and mergers and acquisitions in the aerospace and defense industry. Since March 2001, Mr. Alderman has been the President of Alderman & Company where he represents some of the world’s most respected aerospace and defense companies. Mr. Alderman started his career at Bankers Trust Company and has held senior positions in investment management and corporate development at GE Capital, Aviation Sales Company, and most recently as Managing Director of the aviation investment banking practice of Fieldstone. Mr. Alderman received a MBA from J.L. Kellogg Graduate School of Management in 1989 and is also a graduate of Kenyon College and the Taft School.

Peter Black joined the Board of Directors in March 2005. For the past eight years, Mr. Black has been an Investment Analyst and Portfolio Manager at Wynnefield Capital, Inc., where he is responsible for researching and identifying small-cap value investments. Mr. Black has initiated investments on Wynnefield’s behalf that span multiple industries. Prior to joining Wynnefield, Mr. Black was an investment banker in the mergers and acquisition departments of UBS Securities and SG Cowen & Co. Mr. Black is a graduate of Boston College and received his MBA from Fordham University. Wynnefield Capital, Inc., through certain of its investment funds, is the owner of approximately 14% of our outstanding shares of common stock.

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

Rick J. Filippelli was appointed as our Chief Executive Officer, President and a member of our Board of Directors in January 2007. Mr. Filippelli also served as Vice President from September 2003 to January 2007 and as Chief Financial Officer of TeamStaff from September 2003 to October 2007. Prior to joining TeamStaff, Mr. Filippelli spent approximately two years as Chief Financial Officer of Rediff.com, a publicly traded global information technology company. From 1985 through 2001, Mr. Filippelli held various financial positions including that of Chief Financial Officer with Financial Guaranty Insurance Company (‘‘FGIC’’), a subsidiary of GE Capital. Prior to joining FGIC, Mr. Filippelli spent six years in public accounting including three years with the Big 4 firm of Ernst and Young. Mr. Filippelli holds a Bachelor of Science degree in Accounting from Brooklyn College and is a Certified Public Accountant as well as a member of the American Institute of Certified Public Accountants.

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

Frederick Wasserman joined the Board of Directors in January 2007. Mr. Wasserman is currently a financial management consultant. Until December 31, 2006, Mr. Wasserman was the Chief Operating/Financial Officer for Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of the German specialty gift maker, from 2001 to 2005. Mr. Wasserman also served as the Chief Financial Officer of Goebel North America in 2001. Prior to Goebel, Mr. Wasserman served as both the Interim President and full-time Chief Financial Officer of Papel Giftware from 1995 to 2001. Mr. Wasserman spent the first 13 years of his career in the public accounting profession. Mr. Wasserman also serves as a director of Acme Communications, Inc., Allied Defense Group, Inc., Breeze Eastern Corporation, Gilman + Ciocia, Inc., Crown Crafts, Inc. and AfterSoft Group, Inc.

Other Executive Officer

Cheryl Presuto was appointed to the position of Chief Financial Officer in October 2007. She also serves as the Company’s Controller, a position she has held since August 2004. Ms. Presuto previously served as TeamStaff’s Accounting Manager since January 2002. Prior to joining TeamStaff, Ms. Presuto spent four years with the newspaper division of Gannett, Inc., where she served as Accounting Manager and Assistant Controller. Prior to joining Gannett, Ms. Presuto held various accounting and consulting positions. Ms. Presuto holds a Bachelor of Science degree in Accounting from Fairleigh Dickinson University where she graduated summa cum laude.

Management Resources and Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Mr. Karl W. Dieckmann (Chair), Mr. Ron Aldrich and Mr. T. Stephen Johnson, served on the Management Resources and Compensation Committee during the fiscal year from October 2006 to January 2007. Mr. Peter Black (Chair), Mr. Dieckmann and Mr. Johnson served on the Management

Resources and Compensation Committee from January 2007 through the remainder of the fiscal year ended September 30, 2007. There are no interlocks between TeamStaff’s Directors and directors of other companies and at all times members of the Management Resources and Compensation Committee satisfied the independence requirements of Section 4200(a) (15) of the Nasdaq Marketplace Rules.

Meetings of the Board of Directors; Independence and Committees

During the fiscal year ended September 30, 2007, the Board of Directors met on 19 occasions, 15 of which were by telephone conference call. Our Board of Directors determined that from October 1, 2006 to January 16, 2007 Messrs. Aldrich, Black, Dyer, Dieckmann, and Johnson satisfied the independence requirements within the meaning of Section 4200(a) (15) of the NASDAQ Marketplace Rules. Mr. Dyer announced his resignation as a member of the Board of Directors of TeamStaff on January 16, 2007 and Mr. Aldrich announced his resignation as a member of the Board of Directors of TeamStaff on January 23, 2007. Mr. Wasserman and Mr. Alderman joined the Board of Directors on January 19, 2007 as independent directors and continuously satisfied the independence requirements within the meaning of Section 4200(a) (15) of the NASDAQ Marketplace Rules. From and after April 19, 2007 to the end of the Company’s 2007 fiscal year, Messrs. Alderman, Black, Dieckmann, Johnson and Wasserman satisfy the independence requirements within the meaning of Section 4200(a) (15) of the NASDAQ Marketplace Rules.

The Board of Directors has four standing committees: Audit Committee, Management Resources and Compensation Committee, Executive Committee and Nominating and Corporate Governance Committee. Each of these committees has a written charter approved by the Board of Directors. These charters, and the Company’s corporate governance guidelines, are available at the Company’s website, www.teamstaff.com (click on Investors, then on Corporate Governance).

For the fiscal year ended September 30, 2007, a general description of the duties of the Committees, their members and number of times each Committee met were as follows:

Audit Committee.    A copy of the Audit Committee’s Amended and Restated Charter may be viewed on our website at www.teamstaff.com. TeamStaff’s Audit Committee acts to: (i) review with management the finances, financial condition and interim financial statements of TeamStaff; (ii) review with TeamStaff’s independent auditors the year-end financial statements; and (iii) review implementation with the independent auditors and management any action recommended by the independent auditors and the retention and termination of TeamStaff’s independent auditors.

From October 1, 2006 through January 2007, our Audit Committee was comprised of Mr. Dyer (Chair & Financial Expert), Mr. Black, Mr. Dieckmann and Mr. Aldrich. In January 2007, Mr. Dyer and Mr. Aldrich resigned from the Audit Committee as well as the Company’s Board of Directors. In January 2007, Mr. Wasserman was appointed to the Audit Committee and elected its Chairman, and appointed its financial expert in accordance with the Sarbanes Oxley Act of 2002 and the regulations promulgated thereunder. From January 2007 to the present, members were and are Mr. Wasserman (Chair & Financial Expert), Mr. Black and Mr. Dieckmann. During the fiscal year, all of the members of our Audit Committee were ‘‘independent’’ within the definition of that term as provided by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. From the fiscal year to the present, all of the members of our Audit Committee are ‘‘independent’’ within the definition of that term as provided by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. During the fiscal year ended September 30, 2007, this Audit Committee met on eight occasions, seven of which were by telephone conference call.

Management Resources and Compensation Committee.    The charter governing the activities of the Management Resources and Compensation Committee (sometimes referred to as the ‘‘Compensation Committee’’) may be viewed online on our website at www.teamstaff.com. The Management Resources and Compensation Committee functions include negotiation and review of all employment agreements of executive officers of TeamStaff and administration of TeamStaff’s 2006 Long Term Incentive Plan, its 2000 Employee Stock Option Plan and Non-Executive Director Stock Option Plan. From October 1, 2006 to January, 2007, the Management Resources and Compensation Committee’s members were Mr. Dieckmann (Chair), Mr. Aldrich and Mr. Johnson. From January 2007 to the

present, the members were and are Mr. Black (Chair), Mr. Dieckmann and Mr. Johnson. At all times members of the Management Resources and Compensation Committee satisfied the independence requirements of Section 4200(a) (15) of the Nasdaq Marketplace Rules. During the fiscal year ended September 30, 2007, this committee met on two occasions.

Nominating and Corporate Governance Committee.    The charter governing the activities of the Nominating and Corporate Governance Committee may be viewed online on our website at www.teamstaff.com. Pursuant to its charter, the Nominating and Corporate Governance Committee’s tasks include reviewing and recommending to the Board issues relating to the Board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board’s compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. The Nominating and Corporate Governance Committee functions also include the review of all candidates for a position on the board of directors including existing directors for renomination and reports its findings with recommendations to the Board. The Nominating and Corporate Governance Committee solicits candidates on behalf of TeamStaff to fill any vacancy on the Board. From October 1, 2006 to January 2007, the Nominating and Corporate Governance Committee members were Mr. Aldrich (Chair), Mr. Dieckmann and Mr. Delaney. From January 2007 to August 2007, the Nominating and Corporate Governance Committee members were Mr. Alderman (Chair), Mr. Dieckmann and Mr. Delaney. On August 10, 2007, Mr. Delaney announced his resignation as a member of the Nominating and Corporate Governance Committee. On November 8, 2007, T. Stephen Johnson, an independent member of our Board was elected to serve on this committee. Presently, the Nominating and Corporate Governance Committee members consists of Mr. Alderman (Chair), Mr. Dieckmann and Mr. Johnson. At all times Messrs. Alderman, Aldrich, Dieckmann and Johnson satisfied the independence requirements of Section 4200(a) (15) of the Nasdaq Marketplace Rules. During the fiscal year ended September 30, 2007, this committee met on two occasions.

Executive Committee.    The Board of Directors created an Executive Committee effective September 4, 2001. Executive Committee members are currently Mr. Karl W. Dieckmann and Mr. T. Stephen Johnson. Mr. T. Stephen Johnson serves as its chairman. This committee did not meet during the fiscal year ended September 30, 2007.

No member of the Board of Directors or any committee failed to attend at least, or participated in fewer than, 75% of the meetings of the Board or of a committee on which such member serves.

Code of Ethics

On June 20, 2003, TeamStaff distributed a company-wide Code of Ethics and Business Conduct and Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Controller. Additionally, both the Codes were posted on TeamStaff’s internal intranet website and are available on TeamStaff’s Internet web address, www.teamstaff.com. These Codes were adopted by TeamStaff’s Board of Directors, and provide employees with a confidential method of reporting suspected Code violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2007 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Directors, the Management Resources and Compensation Committee and senior management share responsibility for establishing, implementing and continually monitoring our executive compensation program, with the Board making the final determination with respect to executive compensation. The goal of our executive compensation program is to motivate and incentivize, as well as provide a competitive total compensation package to our executive management team through a combination of base salary, annual cash incentive bonuses, long-term equity incentive compensation and broad-based benefits programs. This Compensation Discussion and Analysis explains our compensation objectives, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and certain of our other most highly-compensated executive officers as determined in accordance with applicable SEC rules, which are collectively referred to herein as the Named Executive Officers.

Objectives of Our Executive Compensation Program

Our executive compensation program is designed to achieve the following objectives:

•	attract and retain talented and experienced executives necessary to achieve our strategic objectives in the highly competitive and dynamic industry in which we compete;

•	motivate and reward executives whose knowledge, skills and performance are critical to our success;

•	align the interests of our executives and stockholders by motivating executives to increase stockholder value;

•	to increase our Company’s long-term profitability and, accordingly, increase stockholder value;

•	provide a competitive compensation package in which a significant portion of total compensation is determined by Company and individual results and the creation of shareholder value; and foster a shared commitment among executives by coordinating their Company and individual goals.

Our Executive Compensation Program

Our executive compensation consists of base salary, cash incentive bonuses, long-term equity incentive compensation and broad-based benefits programs. Consistent with the emphasis we place on performance-based incentive compensation, cash incentive bonuses and long-term equity incentive compensation in the form of stock options constitute a significant portion of our total executive compensation. We structured cash incentive bonuses to be primarily tied to the achievement of predetermined Company and individual performance goals, which are established at the beginning of each year (or in the case of Named Executive Officers who have commenced employment during the applicable fiscal year, at the time of or shortly following their engagement by our Company), on an individualized basis.

Within the context of the overall objectives of our compensation program, we determined the specific amounts of compensation to be paid to each of our executives in 2007 based on a number of factors including:

•	our understanding of the amount of compensation generally paid by similarly situated companies to their executives with similar roles and responsibilities;

•	our executives’ performance during the fiscal year in general and as measured against predetermined Company and individual performance goals;

•	the roles and responsibilities of our executives;

•	the individual experience and skills of, and expected contributions from, our executives;

•	the amounts of compensation being paid to our other executives;

•	our executives’ historical compensation and performance at our Company; and

•	any contractual commitments we have made to our executives regarding compensation.

Each of the primary elements of our executive compensation is discussed in detail below, including a description of the particular element and how it fits into our overall executive compensation program. In the descriptions below, we highlight particular compensation objectives that we have designed our executive compensation program to address. However, it should be noted that we have designed the various elements of our compensation program to complement each other and thereby collectively serve all of our executive compensation objectives. Accordingly, whether or not specifically mentioned below, we believe that each element of our executive compensation program, to a greater or lesser extent, serves each of our compensation objectives.

Base Salary

Our approach is to pay our executives a base salary that is competitive with those of other executive officers in our peer group of competitive companies. We believe that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. The base salary of each Named Executive Officer is reviewed annually, and may be adjusted in accordance with the terms of such executive officer’s employment agreement, where applicable, and certain performance criteria, including, without limitation: (i) individual performance and experience; (ii) our performance as a company; (iii) the functions performed by the executive officer; (iv) past salary; and (v) changes in the compensation peer group in which we compete for executive talent. Discretion is used to determine the weight given to each of the factors listed above and such weight may vary from individual to individual and the Management Resources and Compensation Committee may decline to assign relative weight or ranking to these factors, in its discretion. Evaluations of base salary are made regardless of whether a Named Executive Officer has entered into an employment agreement with us, and annual adjustments, if any, to the base salary of our Named Executive Officers are analyzed within the context of the terms and conditions of such employment agreements. Although evaluations of and recommendations as to base salary are made by the Management Resources and Compensation Committee and senior management, the ultimate determination is made by the Board of Directors. Salary levels for each of our Named Executive Officers, other than the Chief Executive Officer, were also based in part upon evaluations and recommendations made by the Chief Executive Officer.

To the extent that we have entered into employment agreements with our Named Executive Officers, the base salaries of such individuals reflect the initial base salaries that we negotiated with them at the time of their initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our company, our executives’ performance and increased experience, any changes in our executives’ roles and responsibilities and other factors. The initial base salaries that we negotiated with our executives were based on our understanding of base salaries for comparable positions at similarly situated companies at the time, the individual experience and skills of, and expected contribution from, each executive, the roles and responsibilities of the executive, the base salaries of our existing executives and other factors. We have entered into employment agreements with our Chief Executive Officer the terms of which are summarized below.

During the fiscal year ended September 30, 2007, the base salary of Mr. Filippelli averaged $253,932, reflecting an increase following his appointment as President and Chief Executive Officer. During fiscal year 2007, the base salary of Mr. T. Kent Smith, the former President and Chief Executive Officer, was $250,000. Mr. Smith’s employment with the Company ended on January 8, 2007. During fiscal year 2007, the base salary of Mr. James D. Houston, the former Chief Operating Officer and General Counsel, averaged $200,943, reflecting an increase following his appointment as Chief Operating Officer. Mr. Houston’s employment with the Company was terminated effective on April 30, 2007.

Cash Incentive Bonuses

Consistent with our emphasis on performance incentive compensation programs, our executives are eligible to receive cash incentive bonuses primarily based upon their performance as measured against predetermined company and individual goals covering operations, business development and commercialization, and corporate and financial achievements. These goals are recommended by senior management to the Management Resources and Compensation Committee, and then by the Management Resources and Compensation Committee to the Board of Directors, at the beginning of each year. The goals are ultimately set by the Board of Directors. If a Named Executive Officer joined our Company during a particular year, these performance goals are established at the time of or shortly following such executive’s employment. The primary objective of our cash incentive bonuses is to motivate and reward our Named Executive Officers for meeting our short-term objectives using a performance-based compensation program with objectively determinable goals that are specifically tailored for each executive. In addition, we may reserve a portion of each executive’s annual cash incentive bonus to be paid at our discretion based on the executive’s overall performance. We maintain this discretionary portion of the annual cash incentive bonuses in order to motivate our executives’ overall performance and their performance relating to matters that are not addressed in the predetermined performance goals that we set. We believe that every important aspect of executive performance is not capable of being specifically quantified in a predetermined objective goal. For example, events outside of our control may occur after we have established the executives’ performance goals for the year that require our executives to focus their attention on different or other strategic objectives.

We establish the target amount of our cash incentive bonuses at a level that represents a meaningful portion of our executives’ currently paid out cash compensation, and set additional threshold and maximum performance levels above and below these target levels. In establishing these levels, in addition to considering the incentives that we want to provide to our executives, we also consider the bonus levels for comparable positions at similarly situated companies, our historical practices and any contractual commitments that we have relating to executive bonuses.

Overall, the targets for the performance measures were set at levels that we believed to be achievable with strong performance by our executives. Although we cannot always predict the different events that will impact our business during an upcoming year, we set our performance goals for the target amount of annual incentive cash bonuses at levels that we believe will be achieved by our executives a majority of the time. Our maximum and threshold levels for these performance goals are determined in relation to our target levels, are intended to provide for correspondingly greater or lesser incentives in the event that performance is within a specified range above or below the target level, and are correspondingly easier or harder to achieve. We set the performance goals for the maximum amount at a level that we believe will be achieved in some years, but will not be achieved a majority of the time. At the end of each year, the Management Resources and Compensation Committee evaluates the performance of each executive officer and provides to the Board its recommendation for the amount of the cash incentive bonus to be paid to each such executive for that year, with the Board making the final determination as to the amount of the cash incentive bonus.

Based upon the employment agreements that he has entered into with us, Mr. Filippelli is entitled to a bonus of up to $185,500 contingent on the achievement of certain financial metrics. For our 2007 fiscal year, Mr. Filippelli received a bonus of $185,500 which amount was earned under his employment agreement. No bonus was paid to Mr. Smith. in our 2007 fiscal year. As part of the severance package paid to Mr. Houston he received a pro rated bonus of $89,024 for fiscal year 2007. As noted above, the amount of the bonus paid to each Named Executive Officer also reflects the extent to which such executive achieved the milestones established at the beginning of the year, plus the amount of the discretionary bonus that is based on our assessment of their overall performance during the year.

Long-Term Equity Incentive Compensation

We believe that long-term company performance is best achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock-based awards. We grant stock options in order to provide certain executive officers with a competitive total compensation package and to reward them for their contribution to our long-term growth in value and the long-term price performance of our common stock. Grants of stock options are designed to align the executive officer’s interest with that of our shareholders. To assist us in retaining executives and encouraging them to seek long-term appreciation in the value of our stock, the benefits of the awards generally are not immediately realizable by the grantee as the awards vest over a specified period, usually three years, and therefore an employee must remain with us for a specified period to enjoy the full potential economic benefit of an award. We may consider as one of a number of factors the level of an executive officer’s realizable compensation from awards granted in prior years when making decisions with respect to awards to be granted to that executive officer for the most recently ended fiscal year.

Based on the stage of our Company’s development and the incentives we are trying to provide to our executives, we have currently chosen to use restricted stock awards. Our decisions regarding the amount and type of long-term equity incentive compensation and relative weighting of these awards among total executive compensation have also been based on our understanding of market practices of similarly situated companies and our negotiations with our executives in connection with their initial employment or promotion by us.

Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our Company. Stock options are earned on the basis of continued service to us and generally vest over three years, beginning with one-third vesting one year after the date of grant with the balance then vesting in equal monthly installments over the following two year period. Such vesting is intended as an incentive to such executive officers to remain with us and to provide a long-term incentive.

Options are generally exercisable for a limited period of time after termination of employment (other than termination for cause) if vested, subject to certain rights that were negotiated in connection with the employment agreements we entered into with our Named Executive Officers. We do not require that any portion of the shares acquired be held until retirement, we do not have a policy prohibiting a director or executive officer from hedging the economic risks of his or her stock ownership and we do not have any minimum stock ownership requirements for executive officers and directors. However, each of our executive officers has a significant number of exercisable options. Stock option awards are made pursuant to our 2000 Employee Plan. See ‘‘Payments Upon Termination or Change-in-Control’’ for a discussion of the change-in-control provisions related to stock options. The exercise price of each stock option granted under the 2000 Employee Plan is based on the fair market value of our common stock on the grant date and the Management Resources and Compensation Committee has set the exercise price of the options granted to our Named Executive Officers other than our Chief Executive Officer at a price greater than the fair market value in order to reinforce the incentive nature of the award.

In addition to periodically granting performance-based stock options, we also granted options to certain of our Named Executive Officers at the time of their hiring as an incentive to accept employment with us.

We granted Mr. Filippelli 130,000 shares of restricted stock in connection with the approval of the formal letter agreement, dated as of February 14, 2007, modifying his employment agreement following his appointment as President and Chief Executive Officer. Such restricted shares granted to Mr. Filippelli were subject to the following vesting schedule: (i) 30,000 shares vested on the grant date, (ii) 50,000 shares will vest on September 30, 2008, subject to certain performance based vesting requirements, and (iii) 50,000 shares will vest on September 30, 2009 subject to certain performance based vesting requirements.

We also granted Mr. Houston 100,000 shares of restricted stock in connection with his appointment as Chief Operating Officer. Such restricted shares granted to Mr. Houston were subject to the following vesting schedule: (i) 30,000 shares vested in the grant date, (ii) 35,000 shares will vest on September 30, 2008, subject to certain performance based vesting requirements, and (iii) 35,000 shares will vest on September 30, 2009 subject to certain performance based vesting requirements. Effective

April 30, 2007, Mr. Houston’s employment with the Company was terminated and all unvested restricted shares (70,000) were cancelled.

Awards granted under our equity compensation plans are based on a number of factors, including: (i) the grantee’s position with us; (ii) his or her performance and responsibilities; (iii) the extent to which he or she already holds an equity stake with us; (iv) equity participation levels of comparable executives at other companies in the compensation peer group; (v) general corporate performance; (vi) the Chief Executive Officer’s recommendations; (vii) the current stock price; and (viii) individual contribution to the success of our financial performance. However, the plans do not provide any formulated method for weighing these factors, and a decision to grant an award is based primarily upon the evaluation by the Management Resources and Compensation Committee, in consultation with senior management and the Board of Directors, of the past as well as the anticipated future performance and responsibilities of the individual in question. Awards to executive officers are first reviewed and approved by the Management Resources and Compensation Committee, which then makes a recommendation for final approval by our Board of Directors. Option grants to executives other than the Chief Executive Officer are approved by the Management Resources and Compensation Committee based upon recommendations made by the Chief Executive Officer based upon the individual executive’s performance and market data relating to option grants to individuals occupying similar positions at comparably situated companies.

Other Compensation

We maintain broad-based benefits that are provided to all employees, including health insurance, life and disability insurance and a 401(k) plan. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. Generally, we do not provide any special reimbursement for perquisites, such as country clubs, corporate aircraft, living or security expenses, for our employees or for any executive officers.

Pension Benefits.    We do not offer qualified or non-qualified defined benefit plans to our executive officers or employees. In the future, we may elect to adopt qualified or non-qualified defined benefit plans if we determine that doing so is in our best interests.

Nonqualified Deferred Compensation.    None of our Named Executive Officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. To date, we have not had a significant reason to offer such non-qualified defined contribution plans or other deferred compensation plans. In the future, we may elect to provide our executive officers or other employees with non-qualified defined contribution or deferred compensation benefits if we determine that doing so is in our best interests.

Severance and Change of Control Arrangements.    As discussed more fully in the section below entitled ‘‘Payments Upon Termination or Change in Control’’, certain of our executive officers are entitled to certain benefits upon the termination of their respective employment agreements. The severance agreements are intended to mitigate some of the risk that our executive officers may bear in working for a company competing in a highly competitive and dynamic industry, such as ours.

Chief Executive Officer Compensation.

Effective January 10, 2007, we appointed Mr. Rick J. Filippelli, our Chief Financial Officer, to serve as our President and Chief Executive Officer, following the termination of our employment relationship with T. Kent Smith, our former President and Chief Executive Officer. For the fiscal year ended September 30, 2007, Mr. Filippelli received a base salary at the annual rate of $265,000. Prior to his appointment as Chief Executive Officer we had employed Mr. Filippelli as our Chief Financial Officer commencing in 2004. During the period from June 30, 2005 to January 10, 2007, Mr. Filippelli was paid a base salary of $225,000 per annum. Mr. Filippelli’s compensation as Chief Executive Officer was determined pursuant to a letter agreement, dated and effective as of February 14, 2007, which modifies his employment agreement dated June 30, 2005. Mr. Filippelli will also be entitled to a cash bonus of up to 70% of his annual base salary in the discretion of the Board of Directors as recommended by the Management Resources and Compensation Committee, subject to certain performance and EBITDA requirements. Pursuant to his employment agreement, Mr. Filippelli also was awarded 130,000 shares of restricted stock issued under the Company’s 2006 Plan, some of which are subject to certain performance based vesting requirements. Mr. Filippelli’s base salary is believed by the Management Resources and Compensation Committee to be consistent with the range of salary levels received by executives in a similar capacity in companies of comparable size. During fiscal year 2007, Mr. Filippelli was awarded a bonus of $185,500 in light of the successes he achieved during such period.

During our 2007 fiscal year and up to January, 2007, our former President and Chief Executive Officer, T. Kent Smith, receive a base salary at the annual rate of $250,000. In the fiscal year ended September 30, 2006, Mr. Smith received a base salary at the annual rate of $250,000, which was the same as his base salary during the prior fiscal year. TeamStaff employed Mr. Smith as its Chief Executive Officer in June 2003 and paid an aggregate amount of $250,000 to him as base salary for his services as Chief Executive Officer during the period October 1, 2004 through September 30, 2005. Mr. Smith’s compensation was determined pursuant to an employment agreement dated June 18, 2003, which provided for base compensation of $250,000 per annum and a bonus, in the discretion of the Management Resources and Compensation Committee, of up to 50% of his base salary. Pursuant to his employment agreement, Mr. Smith also was awarded options to purchase 400,000 shares of common stock exercisable at $3.00 per share and subject to certain vesting requirements. During the period between October 1, 2004 and September 30, 2005, Mr. Smith was awarded a bonus of $70,000 in light of the success he achieved in closing the favorable acquisition of RS Staffing Services. In accordance with the terms of his employment agreement, Mr. Smith was awarded a total bonus of $170,000 for the fiscal year ended September 30, 2005 (including the $70,000 previously mentioned). Mr. Smith was awarded options to purchase 100,000 shares of common stock exercisable at $2.08 per share and subject to certain vesting requirements during the fiscal year ended September 30, 2005. During the period between October 1, 2005 and September 30, 2006, Mr. Smith was awarded a bonus of $50,000 in light of the success he achieved in closing the sale of the DSI business unit. Mr. Smith was not awarded any other additional bonus for the fiscal year ended September 30, 2006. Mr. Smith was awarded 60,000 shares of restricted stock with a market value of $1.70 per share on the grant date of April 27, 2006. However, since all such shares were not vested upon Mr. Smith’s resignation on January 8, 2007, such shares were cancelled.

On June 30, 2005, we entered into a new two-year employment agreement with Mr. T. Kent Smith, its President and Chief Executive Officer. The Compensation Committee and the Board determined that the Company desired to retain Mr. Smith’s services and desired to set the terms of his new agreement in advance of the termination of the then-existing agreement. The term of the new agreement commenced on October 1, 2005. The material terms of Mr. Smith’s employment agreement provide for a base salary of $250,000 per annum and standard Company executive benefits. In addition, Mr. Smith was eligible to receive a bonus equal to up to 70% of his base salary upon satisfaction of performance-based criteria. The agreement included provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Smith is terminated without cause and one year of severance in all circumstances other than for termination ‘‘for cause.’’

Compensation of Executive Officers Other Than the CEO During Fiscal Year 2007

For the fiscal year ended September 30, 2007, executive officers other than the Chief Executive Officer received base salaries and bonuses which the Management Resources and Compensation Committee believes reflected industry standards, prevailing compensation practices in similar companies with which TeamStaff competes for executive talent, the seniority and skill level of the executive officer, TeamStaff’s performance, and each executive officer’s contribution thereto. Base salaries and bonuses paid to our Named Executive Officers for the fiscal year ended September 30, 2007 are as set forth in the table provided under the heading ‘‘Executive Compensation — Summary Compensation Table.’’

The Management Resources and Compensation Committee periodically reviews the number of vested and unvested options held by executive officers and makes stock grants to these executives to provide greater incentives to continue employment with TeamStaff and to strive to increase shareholder value.

Stock options typically have been granted to executive officers when the executive first joins TeamStaff, in connection with a significant change in responsibilities and, occasionally, to achieve equity within a peer group. During the fiscal year ended September 30, 2007, the Management Resources and Compensation Committee made grants of restricted stock to executive officers, as described in the section entitled ‘‘Executive Compensation — Restricted Stock Grants in Last Fiscal Year.’’ The primary factors upon which specific grants made by the Management Resources and Compensation Committee during fiscal year 2007 were based are the executive’s past performance, anticipated future contribution, consistency within the executive’s peer group, prior option grants to the executive officer, the percentage of outstanding equity owned by the executive, the level of vested and unvested options, competitive market practices and the executive’s responsibilities and performance. The Management Resources and Compensation Committee does not set specific target levels for options or restricted stock granted to named executive officers or for the Chief Executive Officer but seeks to be competitive with similar companies.

Policies Regarding Tax Deductibility of Compensation.    Within our performance-based compensation program, we aim to compensate the Named Executive Officers in a manner that is tax-effective for us. Section 162(m) of the Internal Revenue Code restricts the ability of publicly-held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is performance-based. We consider these requirements in our compensation determinations. The non-performance-based compensation paid in cash to our executive officers in the 2007 fiscal year did not exceed the $1.0 million limit per officer, and we do not anticipate that the non-performance-based compensation to be paid in cash to our executive officers in 2007 will exceed that limit.

Summary of Executive Compensation

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and certain of our other executive officers (the ‘‘Named Executive Officers’’), during the fiscal year ended September 30, 2007:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(3)	Stock Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Rick J. Filippelli, President and Chief Executive Officer	2007	$253,920	$60,433	$185,500	$—	$3,199	$503,052
T. Kent Smith Former President and Chief Executive Officer (1)	2007	$72,596	$8,500	$—	$—	$178,475	$259,571
James Houston Former General Counsel and Chief Operating Officer (2)	2007	$147,829	$42,017	$—	$—	$310,119	$499,965
(1)	Effective January 8, 2007, Mr. Smith left the Company having served as President, Chief Executive Officer and Member of the Board of Directors. All Other Compensation in the amount of $176,923 represents severance payments made to Mr. Smith related to a separation agreement effective January 29, 2007.
(2)	Mr. Houston served as the Company’s General Counsel, Vice President of Business and Legal Affairs and Corporate Secretary. Effective January 18, 2007, Mr. Houston was appointed Chief Operating Officer. Effective April 30, 2007, Mr. Houston’s employment with the Company was terminated. All Other Compensation in the amount of $309,024 represents severance payments made to Mr. Houston related to an agreement and release effective April 30, 2007.
(3)	‘‘Salary’’ is comprised of the cash salary paid to the Named Executive Officers during fiscal 2007.
(4)	‘‘Stock Awards’’ reflect the portion of restricted stock grants awarded to Named Executives Officers under the Company’s 2006 Long Term Incentive Plan that was recognized by the Company as a compensation expense in fiscal year 2007 in accordance with the provisions of revised Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, (‘‘FAS 123R’’) Share-Based Payment.
(5)	‘‘Non-Equity Incentive Plan Compensation’’ is comprised of cash awards made to the Named Executive Officers in the discretion of the Company’s Board of Directors as recommended by the Compensation Committee, subject to certain performance and EBITDA requirements.
(6)	‘‘All Other Compensation’’ consists of compensation received from employer matching contributions to the Company’s 401(k) Plan, long term disability insurance premiums and life insurance premiums paid by the Company for each Named Executive Officer. Additionally, severance payments to former Named Executive Officers are included in all other compensation.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended September 30, 2007 to the Named Executive Officers.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payments Under Non-Equity Incentive Plan Awards			Estimated Future Payments Under Equity Incentive Plan Awards
Name	Grant Date	Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- old (#)	Target (#)	Maxi- mum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Rick J. Filippelli	2/14/07							130,000	(1)			$139,100
T. Kent Smith
James Houston	2/14/07							100,000	(2)			$107,000
(1)	The restricted shares granted to Mr. Filippelli vest as follows: (i) 30,000 shares vest on the grant date; (ii) 50,000 shares will vest on September 30, 2008, subject to certain performance based vesting requirements; and (iii) 50,000 shares will vest on September 30, 2009 subject to certain performance based vesting requirements.
(2)	30,000 shares of restricted stock vested on the date of grant. Effective April 30, 2007 all remaining restricted shares (70,000) were unvested and cancelled upon Mr. Houston’s termination of employment by the Company.

Restricted Stock Grants in Fiscal Year 2007

On February 14, 2007, as a term of formal letter agreements with Named Executive Officers, the following awards of restricted stock were ratified and approved by the Board. As of and at February 14, 2007, the closing price of TeamStaff common stock was $1.07.

	Shares	Vesting Period	Fair Market Value
Rick J. Filippelli	100,000	Contingent-31 months	$107,000
Rick J. Filippelli	30,000	Immediate	$32,100
James D. Houston	70,000	Contingent-31 months	$74,900
James D. Houston	30,000	Immediate	$32,100

Effective April 30, 2007, Mr. Houston’s employment with the Company was terminated and 70,000 shares of unvested restricted stock were cancelled.

Discussion of Summary Compensation and Grants of Plan-Based Awards Tables

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation table and the Grants of Plan Based Awards table was paid or awarded, are described above under ‘‘Compensation Discussion and Analysis.’’ A summary of certain material terms of our compensation plans and arrangements is set forth below.

Employment Agreements with Named Executive Officers

The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. See ‘‘Payments Upon Termination or Change-in-Control’’ below for a discussion of payments due to our Named Executive Officers upon the termination of his employment or a change-in-control of our company.

Rick J. Filippelli

On June 30, 2005 TeamStaff entered into a twenty seven month employment agreement with Mr. Rick J. Filippelli, its Vice President and Chief Financial Officer. The term of the agreement commenced on June 30, 2005 and was scheduled to terminate on September 30, 2007. The material terms of Mr. Filippelli’s employment agreement provide for a base salary of $225,000 per annum, a potential bonus of up to 70% and standard Company executive benefits, upon substantially the same terms as provided for Mr. Smith. The Management Resources and Compensation Committee of the Board of Directors will consider Mr. Filippelli for future compensation increases as may be determined. Mr. Filippelli will be eligible to participate in the Company’s incentive stock ownership plan as may be determined by the Management Resources and Compensation Committee of the Board of Directors. The agreement also includes provisions for payment of all compensation otherwise payable under the agreement in the event that Mr. Filippelli is terminated without cause and one year of severance in all circumstances other than for termination ‘‘for cause.’’ In the event that there is a change of control of TeamStaff and Mr. Filippelli’s employment is terminated (or his position is changed), Mr. Filippelli will be entitled to acceleration of all incentive compensation, all compensation otherwise due under the agreement and an additional twelve (12) months of his then in-effect base salary. A ‘‘change of control’’ is defined generally to constitute a change of 20% of more of the beneficial ownership of the Company’s outstanding common stock, or a change in two thirds of the Board of Directors, subject to certain exceptions.

TeamStaff entered into a formal letter agreement dated and effective as of February 14, 2007 with Mr. Filippelli following his appointment on January 10, 2007 as President and Chief Executive Officer. The material terms of Mr. Filippelli’s letter agreement provide for a modification to his employment agreement dated June 30, 2005 (the ‘‘Filippelli Agreement’’) as follows: (1) Term: the term of the Filippelli Agreement will be extended from September 30, 2007 until September 30, 2009 (the ‘‘Term’’); (2) Position: Mr. Filippelli’s position is amended to include President and Chief Executive Officer; (3) Salary: the initial base salary during the Term will be the sum of $265,000 per annum; (4) Fiscal Year Cash Bonus: Mr. Filippelli will be entitled to a cash bonus of up to 70% of Mr. Filippelli’s annual base salary in the discretion of the Company’s Board of Directors as recommended by the Compensation Committee, subject to certain performance and EBITDA requirements; (5) Incentive Compensation (Equity): Mr. Filippelli will receive 130,000 shares of restricted stock issued under the Company’s 2006 Long Term Incentive Plan at the closing market price per share of the Company’s common stock on the date of the modification letter ; such shares will vest according to the following schedule: (a) 30,000 shares will vest immediately; (b) 50,000 shares will vest on September 30, 2008, subject to certain performance based vesting requirements; and (c) 50,000 shares will vest on September 30, 2009 subject to certain performance based vesting requirements; (6) Severance Amount: ‘‘Severance Amount’’ in the Filippelli Agreement is amended to mean the aggregate sum of one year’s base salary, payable on the Termination Date (as defined therein); ‘‘Continuation Period’’ in the Filippelli Agreement is modified to mean the period of one (1) year; and (7) If Mr. Filippelli’s employment is terminated for any reason, Mr. Filippelli retains any stock options, restricted stock or other incentive compensation that has vested upon such termination in accordance with the terms and conditions of the Company’s 2006 Long Term Incentive Plan, and all accrued and unused vacation time will be paid out on the Termination Date. All accrued and unused vacation time will carry over from year-to-year until used. Mr. Filippelli will notify the Company’s Compensation Committee annually of amounts being carried over. In all other respects, the Filippelli Agreement remains in full force and effect and applicable to Mr. Filippelli’s employment. In the case of any conflict between the modification letter and the Filippelli Agreement, the modification letter will control.

Stock Option Plans

2000 Employee Stock Option Plan

In the fiscal year 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employee Plan to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff’s common stock to all employees, including senior management. The 2000 Employee Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the approved 2000 Employee Plan, options granted there under may be designated as options which qualify for incentive stock option treatment (‘‘ISOs’’) under Section 422A of the Code, or options which do not so qualify (‘‘Non-ISO’s’’). As of September 30, 2007, there were 149,000 options outstanding under the 2000 Employee Plan.

The 2000 Employee Plan is administered by the Management Resources and Compensation Committee designated by the Board of Directors. The Management Resources and Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Committee has full authority to interpret the 2000 Employee Plan and to establish and amend rules and regulations relating thereto.

Under the 2000 Employee Plan, the exercise price of an option designated, as an ISO shall not be less than the fair market value of the common stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent (10%) shareholder (as defined in the 2000 Employee Plan), such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value.

The aggregate fair market value of shares subject to options granted to a participant, which are designated as ISOs and which become exercisable in any calendar year shall not exceed $100,000.

The Management Resources and Compensation Committee may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay the exercise price or any taxes that may arise in connection with the exercise or cancellation of an option. The Management Resources and Compensation Committee can also permit the payment of the exercise price in the common stock of the Company held by the optionee for at least six months prior to exercise.

2000 Non-Executive Director Option Plan

In fiscal year 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Plan (the ‘‘2000 Non-Executive Director Plan’’) to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the 2000 Non-Executive Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The 2000 Non-Executive Director Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The 2000 Non-Executive Director Plan replaced the previous director plan that expired in April 2000.

Under the 2000 Non-Executive Director Plan, the exercise price for options granted under the 2000 Non-Executive Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in such Plan, the exercise price of options granted under the 2000 Non-Executive Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of TeamStaff or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the 2000 Non-Executive Director Plan, expires five (5) years from the date of grant. The Compensation Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Compensation Committee will make all determinations of the interpretation of the 2000 Non-Executive Director Plan. Options granted under the 2000 Non-Executive Director Plan are not qualified for incentive stock option treatment. As of September 30, 2007, there were 87,500 options held by directors outstanding under the 2000 Non-Executive Director Plan.

Effective January 19, 2007, the 2000 Non-Executive Director Plan was suspended due to a change in the compensation terms for non-employee Board members. For additional information regarding our director compensation policy, see below under the caption ‘‘Director Compensation’’.

2006 Long Term Incentive Plan

The Board of Directors adopted the 2006 Long-Term Incentive Plan on January 17, 2006. The shareholders approved the 2006 Long Term Incentive Plan at the annual meeting on April 27, 2006. The Company reserved an aggregate of 5,000,000 shares of common stock for issuance under the 2006 Long Term Incentive Plan. The maximum number of shares of common stock that may be delivered to participants under the 2006 Long-Term Incentive Plan equals the sum of: (a) 5,000,000 shares of common stock; (b) any shares subject to awards granted under the 2000 Employee Plan and the 2000 Non-Executive Director Plan (collectively, the ‘‘2000 Plans’’), which are forfeited, expired, canceled or settled in cash without delivery of such shares to the participant or otherwise is terminated without a share issuance; (c) any shares tendered by participants or withheld in payment of the exercise price of options or to satisfy withholding taxes under the 2000 Plans; and (d) any shares repurchased with the proceeds of options exercised under the 2000 Plans.

Administration.    The 2006 Long Term Incentive Plan is administered by the Compensation Committee. The 2006 Long Term Incentive Plan authorizes the Compensation Committee to select those participants to whom awards may be granted, to determine whether and to what extent awards are granted, to determine the number of shares of common stock or other considerations to be covered by each award, to determine the terms and conditions of awards, to amend the terms of outstanding awards, and to take any other action consistent with the terms of the 2006 Long Term Incentive Plan as the Committee deems appropriate.

Terms and Conditions of Awards.    The Compensation Committee is authorized to make any type of award to a participant that is consistent with the provisions of the Plan. Awards may consist of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash awards or any combination of these types of awards.

Subject to the terms of the 2006 Long Term Incentive Plan, the Compensation Committee determines the provisions, terms and conditions of each award. The Committee may grant awards subject to vesting schedules or restrictions and contingencies in the company’s favor. However, the awards may be subject to acceleration such that they become fully vested, exercisable and released from any restrictions or contingencies upon the occurrence of a change of control (as defined in the Plan). The Committee may provide that stock-based awards earn dividends or dividend equivalents, which may be paid in cash or shares or may be credited to an account designated in the name of the participants. Participants may also be required or permitted to defer the issuance of shares or cash settlements under awards including under other deferred compensation arrangements of the company. Each option granted under the Plan will be designated as either an incentive stock option or a non-statutory stock option. No option or stock appreciation right may be granted with a term of more than 10 years from the date of grant.

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

Exercise Price.    The Plan authorizes the Compensation Committee to grant options and stock appreciation rights at an exercise price of not less than 100% of the fair market value of the shares on the date of grant. The Committee has the right to provide post-grant reduction in exercise price to reflect any floating index as specified in an award agreement. The exercise price is generally payable in cash, check, surrender of pre-owned shares of common stock, broker-dealer exercise and sale, or by such other means determined by the Committee.

Option Repricing Prohibited.    The exercise price for any outstanding option or stock appreciation right may not be decreased after the date of grant, nor may any outstanding option or stock appreciation right be surrendered as consideration for the grant of a new option or stock appreciation right with a lower exercise price.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at September 30, 2007 with respect to the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Rick Filippelli	50,000	—	—	$2.29	9/15/08	33,334	$56,668	100,000	$107,000
	50,000	—	—	$2.30	2/21/09

Options Exercised and Stock Vested

None of our Named Executive Officers exercised any stock options during the 2007 fiscal year.

Pension Benefits

None of our Named Executive Officers or former executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our Named Executive Officers or former executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Payments Upon Termination or Change-in-Control

The discussion and tables below reflect the estimated benefits that would be paid or accrue to each of the Named Executive Officers in the event of the following hypothetical scenarios:

•	termination without cause, or constructive (‘‘good reason’’) termination (including upon the occurrence of a change in control of a company;

•	termination for cause;

•	upon an executive’s disability; or

•	in the event of the executive’s death.

Rick J. Filippelli

Death or Disability.    Pursuant to the terms of his employment agreement, if Mr. Filippelli’s employment is terminated as a result of his death, Mr. Filippelli or his estate, as applicable, would receive any accrued but unpaid, base salary, bonus and expense reimbursement amounts through the date of his death. If Mr. Filippelli’s employment is terminated as a result of disability, Mr. Filippelli or his estate, as applicable, would receive accrued but unpaid base salary, bonus and expense reimbursement from the termination date through the period ending six (6) months thereafter.

Further, in the event of a termination due to his death or disability, Mr. Filippelli’s (or his estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the termination date shall remain exercisable for a period of twelve months following such date, but in no event after the expiration of the exercise period.

Cause.    If Mr. Filippelli’s employment is terminated for cause or he terminates his employment with out good reason, he would be entitled to his base salary and expense reimbursement through the date of termination, and he shall have no further entitlement to any other compensation or benefits. All stock options that have not been exercised as of the date of termination for cause shall be deemed to have expired as of such date, otherwise, options vested as of the date of termination may be exercised for a period of three months thereafter.

Without Cause or for Good Reason.    If Mr. Filippelli’s employment is terminated without cause, by Mr. Filippelli for good reason, or either (1) we fail to timely notify him or our intent to renew his agreement or (2) after providing such notice, we fail to reach an agreement on a new employment agreement with him prior to the expiration date, then we would be obligated to pay Mr. Filippelli his accrued but unpaid compensation, his base salary through the expiration date under the employment agreement and his continuation benefits, including insurance benefits and reimbursement of all reasonable business expenses.

Change of Control.    Upon the effective date of a ‘‘change of control’’ (as defined in Mr. Filippelli’s employment agreement), we would be obligated to pay him, in 12 equal monthly payments an amount equal to his then current base salary. He would be entitled to such payment whether or not his employment with the Company continues after the change of control. In addition, in the event of a change of control, if within 180 days of a change of control, Mr. Filippelli is terminated, or his status, title, position or responsibilities are materially reduced or Mr. Filippelli terminates his employment, we would be required to pay and/or provide him with: (i) accrued but unpaid compensation; (ii) continuation benefits; and (iii) severance pay equal to base salary for a period of 12 months payable in equal installments on each of the Company’s regular pay dates for executives. In addition, all incentive awards, including restricted stock, stock options and granted performance shares or units shall be immediately and fully invested.

Employee Covenants.    In his employment agreement, Mr. Filippelli agreed to keep confidential and not disclose any confidential or proprietary information owned by, or received by or on behalf of, us or any of our affiliates, during the term of the agreement or at any time thereafter. He also agreed to return such confidential and proprietary information to us immediately in the event of any termination of employment. Mr. Filippelli also agreed, during the term of the agreement and for a period of one year thereafter, to not in any manner enter into or engage in any business that is engaged in any business directly competitive with our business anywhere in the world, with limited exceptions. Moreover, Mr. Filippelli agreed, during the term of the agreement and for a period of 12 months thereafter, to not, directly or indirectly, without our prior written consent: (i) solicit or induce any employee of us or any of our affiliates to leave such employ; or (ii) solicit the business of any customer with respect to products or services that compete directly with the products or services provided or supplied by us.

2000 Employee Plan

Corporate Transactions.    Notwithstanding any contrary waiting period in any stock option agreement issued pursuant to the 2000 Employee Plan, but subject to any determination by our Board of Directors to provide otherwise, each outstanding option shall, except as otherwise provided in the stock option agreement, become exercisable in full for the aggregate number of shares covered thereby and shall vest unconditionally on the first day following the occurrence of any of the following: (a) the approval by our stockholders of an approved transaction; (b) a control purchase; or (c) a board change, as each such term is defined in the 2000 Employee Plan.

Termination of Employment.    If a grantee’s employment or service is terminated for cause, any unexercised option shall terminate effective immediately upon such termination of employment or service. Except as otherwise provided by in an award agreement, if a grantee’s employment or service terminates on account of death or disability, then any unexercised option, to the extent exercisable on the date of such termination of employment or service, may be exercised, in whole or in part, within the first twelve (12) months after such termination of employment or service (but only during the option term) by his or her personal representative or by the person to whom the option is transferred by will or the applicable laws of descent and distribution.

Except as otherwise provided by the Committee in the award agreement, if a grantee’s employment or service terminates for any reason other than for cause, death, disability or pursuant to a change of control, then any unexercised option, to the extent exercisable immediately before the grantee’s termination of employment or service, may be exercised in whole or in part, not later than three (3) months after such termination of employment or service (but only during the option term); and, to the extent that any such option was not exercisable on the date of such termination of employment or service, it will immediately terminate.

2006 Long Term Incentive Plan

Termination and Change in Control Provisions.    Unless the Compensation Committee will determine otherwise at the time of grant with respect to a particular award granted under the 2006 Long Term Incentive Plan, in the event of a termination of service for any reason other than for cause or a termination of service in connection with a Change in Control as defined in such Plan: (i) any options and stock appreciation rights outstanding as of the date such Change in Control occurs, and which are not then exercisable and vested, will become fully exercisable and vested; (ii) the restrictions and deferral limitations applicable to any restricted stock outstanding as of the date such Change in Control occurs will lapse, and such restricted stock will become free of all restrictions and limitations and become fully vested and transferable; (iii) all performance awards outstanding as of the date such Change in Control occurs will be considered to be earned and payable in full, or at such other level as may be specified in the applicable award agreement between the participant and the Company, and any deferral or other restriction will lapse and such performance awards will be immediately settled or distributed; and (iv) the restrictions and deferral limitations and other conditions applicable to any other awards outstanding as of the date such Change in Control occurs will lapse, and such other awards will become free of all restrictions, limitations or conditions and become fully vested and transferable.

Termination by Reason of Death or Disability.    Unless otherwise determined by the Committee, if a participant’s service is terminated by reason of death or disability, any option held by such person will vest in full and remain exercisable until (i) in the case of a Nonstatutory Stock Option, the first anniversary of such termination of service and (ii) in the case of an Incentive Stock Option, the earlier of (A) the first anniversary of such termination or (B) the expiration of the stated term of such option.

Termination by Reason of Retirement.    Unless otherwise determined by the Committee, if a participant’s service is terminated by reason of retirement (as defined in such Plan, any option held by such person may thereafter be exercised by such person to the extent it was exercisable at the time of such termination or on such accelerated basis as the Committee may determine, until the earlier of (i) the third anniversary of such termination of service or (ii) the expiration of the stated term of such option.

Other Terminations.    Unless otherwise determined by the Committee: (i) if a participant is terminated for cause all options held by such person will immediately terminate; (ii) if a participant is terminated by the Company for any reason other than death, disability, retirement or for cause, any option held by such person may, to the extent it was exercisable at the time of termination, be exercised until the earlier of (A) 90 days from the date of such termination or (B) the expiration of the stated term of the option; and (iii) if a person voluntarily terminates his or her service with the Company (other than for retirement), any option held by such person may, to the extent it was exercisable at the time of termination, be exercised until the earlier of (A) 30 days from the date of such termination or (B) the expiration of the stated term of the option.

2000 Non-Executive Director Plan

Corporate Transactions.    Notwithstanding any contrary installment period with respect to any option and unless the Board of Directors determines otherwise, each outstanding option granted under the 2000 Non-Executive Director Plan shall become exercisable in full for the aggregate number of shares covered thereby in the event: (i) the Board of Directors (or, if approval of the stockholders is required as a matter of law, the stockholders of the Company) shall approve (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of shares of common stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (b) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (c) the adoption of any plan for the liquidation or dissolution of the Company; or (ii) any person, corporation or other entity (a) shall purchase any common stock (or securities convertible into the Company’s common stock) for cash, securities or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors, or (b) shall become the ‘‘beneficial owner’’ (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily having the right to vote in the election of Directors; or (iii) during any period of two consecutive years or less, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company’s stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office.

Termination of Service.    In the event of the termination of service of a non-executive director, options shall terminate on the earlier of the expiration date or the date seven months following the date of termination of service as a director. If termination of service is due to director’s death, the option shall terminate on the earlier of the expiration date or twelve months following the date of death.

Termination Scenario Summary Tables

The amounts shown in the tables below assume that the noted triggering event occurred on September 30, 2007. Other relevant assumptions and explanations are provided in the footnotes following the tables. The amounts shown reflect only the additional payments or benefits that a Named Executive Officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.

Potential Payments on Termination (without cause or following change-in-control)
As of Year Ended September 30, 2007(1)

	Termination Without Cause (2)				Termination Following Change-in-Control (3)
Name of Executive Officer	Cash Payments ($)	Estimated value of continued benefits ($) (4)	Estimated value of accelerated equity awards ($) (5)	Total ($)	Cash Payments ($)	Estimated value of continued benefits ($)(4)	Estimated value of accelerated equity awards ($)(5)	Total ($)
Rick J. Filippelli	$265,000	$26,826	$151,861	$443,687	$530,000	$26,826	$151,861	$708,687
(1)	This table provides information for each continuing Named Executive Officer. All references to base salary and annual target bonus refer to the amounts described above under ‘‘Summary of Executive Employment Agreements and Compensatory Terms.’’
(2)	If we terminate the executive without cause, or the executive resigns for good reason as defined in his executive employment agreement (as described above), the executive will be entitled to receive the compensation as shown in the table
(3)	If we terminate the executive’s employment without cause, or if the executive resigns for good reason as defined in his executive employment agreement, in either case within 180 days following a change of control, then the executive will be entitled to receive in lieu of other termination compensation the amounts listed as shown in the table, plus any accrued but not yet paid salary. In addition, upon the effective date of a change of control, the executive will also be entitled to receive in 12 equal monthly payments an amount equal to his then current base salary.
(4)	The estimated value of continued benefits in effect on the termination date for a period of up to 18 months.
(5)	Estimated value of accelerated vesting of stock options represents the expense as calculated in accordance with FAS123(R).

Potential Payments on Disability or Death
As of Year Ended September 30, 2007

		Disability (1)				Death (2)
Name of Executive Officer	Cash Payments (includes base salary only) ($)	Estimated value of continued benefits ($)	Estimated value of accelerated equity awards ($)	Total ($)	Cash Payments (includes bonus only) ($)	Estimated value of continued benefits ($)	Estimated value of accelerated equity awards ($)	Total ($)
Rick J. Filippelli	$132,500	$8,942	$151,861	$293,303	$185,500	$0	$151,861	$337,361
(1)	In the event the executive becomes physically or mentally disabled such that he is unable to perform his duties for a period of 180 consecutive days, we may terminate the executive’s employment, unless otherwise prohibited by law. In the event of termination due to disability, we will continue the executive’s base salary (less any short term disability payments the executive receives from our company) in accordance with the terms of his employment agreement. In the event the executive becomes disabled, options will vest in full and remain exercisable (i) in the case of nonstatutory stock options until the first anniversary of such termination, and (ii) in the case of an incentive stock options, the earlier of (A) the first anniversary of the date of death and (B) the expiration of the stated term of the incentive stock option; provided, however, that if the executive dies within such period, notwithstanding the expiration of such period, any unexercised stock option may thereafter be exercised (i) in the case of nonstatutory stock options for a period of one year from the date of death, and (ii) in the case of an incentive stock options, until the earlier of the (A) first anniversary of the date of death and (B) the expiration of the stated term of the incentive stock option. In the event of an executive’s disability, any unvested shares of restricted stock will immediately become fully vested.

(2)	An executive’s employment will terminate automatically upon death. We will pay the executive’s accrued compensation through the date of death and his pro rated bonus for the fiscal year in which his death occurred, to his stated beneficiary. Upon the executive’s death, options will vest in full and remain exercisable (i) in the case of nonstatutory stock options until the first anniversary of such termination, and (ii) in the case of an incentive stock options, the earlier of the first anniversary of the date of death and the and the expiration of the stated term of the incentive stock option. In the event of an executive’s death, any unvested shares of restricted stock will immediately become fully vested.

Director Compensation

From January 1, 2004 through January 2007, the Board established the following cash compensation terms for the members of the Board and committees: The Chairman, Vice Chairman and Chairman of the Audit Committee each received $3,000 per month. The Chairman of the Nominating and Corporate Governance Committee received $2,500 per month. All other non-employee directors received $1,667 per month. All non-employee Board members received $1,500 for each in-person Board meeting attended and $750 for each telephonic Board meeting in which they participated. All committee members received $600 for each in-person meeting attended and $300 for each telephonic committee meeting in which they participated. The Chairman of each committee received $1,000 for each in-person committee meeting attended and $500 for each telephonic meeting in which he participated. Non-employee Directors also received $1,000 for each in-person meeting with Company executives that did not constitute Board or Committee meetings. Non-employee Board members also received reimbursement of their Board-related travel, cell phone and similar expenses. The 2000 Non-Executive Director Plan also provided that directors, upon joining the Board, and for one (1) year thereafter, were entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

Effective January 19, 2007, the Board of Directors changed the compensation terms for non-employee Board members. The Board agreed to forego all cash compensation in lieu of restricted stock grants. Each non-employee Board member will receive an initial grant under the Company’s 2006 Long-Term Incentive Plan of 15,000 shares of restricted stock following the 2007 annual meeting of shareholders. Additionally, for each Board committee on which such non-employee Board member serves, the Board member will receive a grant of 2,500 shares of restricted stock following the 2007 annual meeting of shareholders. Fifty percent (50%) of all such shares of restricted stock shall vest when the volume-weighted average share price of the Company’s common stock over any 20 consecutive trading days exceeds the price on the date of grant by 20%, with the remaining fifty percent (50%) vesting one year thereafter. Future annual grants shall be determined by the Company’s Compensation Committee. Non-employee Board members also receive reimbursement of their Board-related travel, cell phone and similar expenses.

Effective as of October 1, 2007, our Board determined to reinstitute a cash compensation policy for non-executive directors. Accordingly, our non-executive directors are compensated as follows.

•	The annual director fee for our non-executive directors is $15,000;

•	the Chairman of Board and the Audit Committee Chairman shall receive an additional $3,500 per year;

•	the Vice Chairman of the Board, Chairman of the Management Resources and Compensation Committee and Chairman of the Nominating and Corporate Governance Committee shall each receive an additional $2,500 per year;

•	each non-executive director shall be awarded an annual grant of 15,000 shares of restricted common stock pursuant to the Company’ 2006 Long Term Incentive Policy following the Company’s annual meeting of shareholders to be held in 2008, provided that such award shall vest as follows: (A) 50% of the Award shall vest when the volume-weighted average share price over any 20 consecutive trading days exceeds the price per share of common stock on the date of grant by 20%; and (B) 50% of the Award shall vest one year from the vesting specified in (A) above;

•	each non-executive director shall be eligible for an additional annual grant of 5,000 shares of restricted stock for each committee membership held by a non-executive director following the Company’s annual meeting to be held in 2008, with such under the Company’s 2006 Long Term Incentive Plan, with such additional award to be fully vested on the date of grant;

•	Reasonable and customary expenses incurred in attending the board and committee meetings are reimbursable.

A summary of non-executive director compensation for the year ended September 30, 2007 is as follows:

Summary of Non-Executive Director Compensation

Name (1)(5)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
T. Stephen Johnson	$15,600					$2,972	$18,572
Karl W. Dieckmann	$16,300					$1,575	$17,875
William H. Alderman	$—						$—
Peter Black	$9,968						$9,968
Ronald Aldrich (3)	$13,900					$993	$14,893
Ben J. Dyer (4)	$15,500					$471	$15,971
Martin J. Delaney	$23,165					$700	$23,865
Frederick G. Wasserman	$—						$—
(1)	As of September 30, 2007, each director had the following number of Director Plan options outstanding: Mr Johnson – 20,000; Mr. Dieckmann – 20,000; Mr. Alderman – 0; Mr. Black – 12,500; Mr. Delaney – 15,000; Mr. Wasserman – 0
(2)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2007 computed in accordance with SFAS 123R, and thus may include amounts from awards granted in and prior to 2007. A discussion of the methods used to calculate these values may be found in footnote 10 of our consolidated financial statements included in this report.
(3)	Named director resigned from our Board on January 23, 2007.
(4)	Named director resigned from our Board on January 16, 2007.
(5)	On October 3, 2007, the Board of Directors granted an aggregate of 120,000 shares of restricted stock to the non-executive directors as follows: Mr. Johnson – 20,000 shares; Mr. Dieckmann – 25,000 shares; Mr. Alderman – 17,500 shares; Mr. Black – 20,000 shares; Mr. Delaney – 20,000 shares; and Mr. Wasserman – 17,500 shares.

Report of The Management Resources And Compensation Committee of The Board Of Directors

The following report has been submitted by the Management Resources and Compensation Committee of the Board of Directors:

The Management Resources and Compensation Committee of the Board of Directors has reviewed and discussed our Compensation Discussion and Analysis with management. Based on this review and discussion, the Management Resources and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the fiscal year ended September 30, 2007, as filed with the SEC.

The foregoing report was submitted by the Management Resources and Compensation Committee of the Board and shall not be deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act.

Peter Black Karl W. Dieckmann T. Stephen Johnson

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information as of January 14, 2008 with respect to each director, each of the named executive officers as defined in Item 402(a) (3), and directors and executive officers of TeamStaff as a group, and to the persons known by TeamStaff to be the beneficial owner of more than five percent of any class of TeamStaff’s voting securities. At January 14, 2008, TeamStaff had 19,403,366 shares of common stock outstanding. On October 3, 2007, the Board of Directors granted an aggregate of 120,000 shares of restricted stock to the non-executive directors. As indicated below, one-half (60,000) of such unvested shares are included because such shares may vest within 60 days. The other 60,000 shares are also unvested, subject to vesting requirements which will not vest within 60 days. The figures stated below are based upon Schedule 13D, Schedule 13D/As, Form 3, and Form 4’s filed with the Securities and Exchange Commission by the named persons.

Name	Number of Shares Currently Owned (1)	Percent of Company’s Outstanding Stock
William H. Alderman (2) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	10,250	*
Peter Black (3)(12)(13) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	26,500	*
Martin J. Delaney (4) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	67,235	*
Karl W. Dieckmann (5) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	118,424	*
Rick J. Filippelli (6) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	146,666	*
T. Stephen Johnson (7) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	294,011	1.51%
Frederick G. Wasserman (8) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	8,750	*
Cheryl Presuto (9) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	24,666	*

Name	Number of Shares Currently Owned (1)	Percent of Company’s Outstanding Stock
Bernard J. Korman (10) 2129 Chestnut Street Philadelphia, PA 19103	2,520,122	12.91%
Nationwide Financial Services (11) One Nationwide Plaza Mail Stop 01-12-13 Columbus, OH 43215	2,256,488	11.56%
Wynnefield Capital Management, LLC (12) 450 Seventh Ave New York, NY 10123	1,716,800	8.80%
Wynnefield Capital Inc. (13) 450 Seventh Ave New York NY 10123	977,000	5.01%
Hummingbird Value Fund (14) 460 Park Avenue, 12th Flr. New York NY 10022	580,245	2.97%
Hummingbird Microcap Value Fund (15) 460 Park Avenue, 12th Flr. New York NY 10022	517,365	2.65%
All officers and directors as a group (6) persons (2, 3, 4, 5, 6, 7, 8, 9,12, 13)	3,390,302	17.47%
*	Less than 1 percent.
1.	Ownership consists of sole voting and investment power except as otherwise noted.
2.	Includes 8,750 unvested shares of restricted stock which may vest within 60 days. Excludes 8,750 shares of restricted stock which are unvested and subject to vesting requirements.
3.	Includes options to purchase 12,500 shares of TeamStaff’s common stock. Includes 10,000 unvested shares of restricted stock which may vest within 60 days. Excludes 10,000 shares of restricted stock which are unvested and subject to vesting requirements. Mr. Black is a member of the Company’s Board of Directors and is an Investment Analyst and Portfolio Manager at Wynnefield Capital, Inc. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.
4.	Includes options to purchase 15,000 shares of TeamStaff’s common stock. Includes 10,000 unvested shares of restricted stock which may vest within 60 days. Excludes 10,000 shares of restricted stock which are unvested and subject to vesting requirements.
5.	Includes options to purchase 20,000 shares of TeamStaff’s common stock. Includes 12,500 unvested shares of restricted stock which may vest within 60 days. Excludes 12,500 shares of restricted stock which are unvested and subject to vesting requirements.
6.	Includes options to purchase 100,000 shares of TeamStaff’s common stock. Includes 46,666 shares of restricted stock which are vested. Excludes 133,334 shares of restricted stock which are unvested and subject to vesting requirements.
7.	Includes an aggregate of 147,790 shares owned by or on behalf of certain of the holder’s family members and as to which shares the listed holder expressly disclaims beneficial ownership. Includes options to purchase 20,000 shares of TeamStaff’s common stock. Includes 10,000 unvested shares of restricted stock which may vest within 60 days. Excludes 10,000 shares of restricted stock which are unvested and subject to vesting requirements.

8.	Includes 8,750 unvested shares of restricted stock which may vest within 60 days. Excludes 8,750 shares of restricted stock which are unvested and subject to vesting requirements
9.	Includes options to purchase 18,000 shares of TeamStaff’s common stock. Includes 6,666 shares of restricted stock which are vested. Excludes 13,334 shares of restricted stock which are unvested and subject to vesting requirements.
10.	Beneficial ownership is based on Schedule 13D filed with the SEC.
11.	Nationwide Financial Services obtained these shares in connection with the acquisition of BrightLane completed as of August 31, 2001.
12.	Beneficial ownership is based upon Schedule 13D, Schedule 13D/As, Form 3, and Form 4’s filed with the SEC. Mr. Peter Black, one of our directors, is an affiliate of Wynnefield Capital and its affiliated entities. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.
13.	Beneficial ownership is based upon Schedule 13D, Schedule 13D/A, Form 3, and Form 4’s filed with the SEC. Mr. Peter Black, one of our directors, is an affiliate of Wynnefield Capital and its affiliated entities. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.
14.	Beneficial ownership is based upon Schedule 13D filed with the SEC.
15.	Beneficial ownership is based upon Schedule 13D filed with the SEC.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning employment and severance agreements with, and compensation of, the Company’s present executive officers and directors, see ‘‘Executive Compensation.’’ The Directors’ Plan provides that directors, upon joining the Board, and for one year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.

Effective April 30, 2007, the employment of James D. Houston, Chief Operating Officer, Vice President and General Counsel with the Company was terminated. On May 11, 2007, the Company and James D. Houston entered into a formal separation agreement related to Mr. Houston’s termination effective April 30, 2007. The material terms of the agreement provide: (a) TeamStaff will pay Mr. Houston the sum of $220,000 representing one year of base salary, in accordance with the terms and conditions of paragraph 5.3(d) of his 2005 Severance Agreement (the ‘‘Agreement’’); (b) TeamStaff will pay Mr. Houston the sum of $89,024 on August 1, 2007, representing a 2007 pro rata bonus, in accordance with the terms and conditions of paragraph 5.3(d) of the Agreement; and (c) Mr. Houston will receive Continuation Benefits (as defined in the Agreement) for standard employee health benefits until March 31, 2008. The agreement provides for other immaterial consideration, mutual and general releases and other standard legal covenants.

On January 19, 2007, the Company and T. Kent Smith entered into a formal separation agreement that became effective on January 29, 2007. The material terms of the agreement provide: (a) Mr. Smith agreed to resign, which TeamStaff agreed is ‘‘without cause’’ under the terms and conditions of his 2005 Employment Agreement (the ‘‘Smith Agreement’’); (b) Mr. Smith agreed to resign from the board of directors according to Article 9.5 of the Smith Agreement; (c) the non-compete provisions of the Smith Agreement were incorporated by reference; (d) TeamStaff will properly disburse Mr. Smith’s 401(k) funds by January 30, 2007; (e) Mr. Smith will receive Continuation Benefits (as defined in the Agreement) for life insurance and long-term disability insurance only; (f) TeamStaff will pay Mr. Smith the Accrued Compensation, ‘‘Accrued Compensation’’ defined as two days of vacation pay, two floating holidays and two expense reports for approximately $1000; and (g) TeamStaff will pay Mr. Smith, according to Article 9.4(c) of the Agreement, base salary under the Smith Agreement through and including September 30, 2007 on the Company’s salary payment dates. The separation agreement provides for other immaterial consideration, mutual and general releases and other standard legal covenants.

Approval for Related Party Transactions

Although we have not adopted a formal policy relating to the approval of proposed transactions that we may enter into with any of our executive officers, directors and principal stockholders, including their immediate family members and affiliates, our Audit Committee, all of the members of which are independent, reviews the terms of any and all such proposed material related party transactions. The results of this review are then communicated to the entire Board of Directors, which has the ultimate authority as to whether or not we enter into such transactions. We will not enter into any material related party transaction without the prior consent of our Audit Committee and our Board of Directors. In approving or rejecting the proposed related party transaction, our Audit Committee and our Board of Directors shall consider the relevant facts and circumstances available and deemed relevant to them, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence. We shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our Audit Committee and our Board of Directors determine in the good faith exercise of their discretion.

Independence of our Board of Directors and its Committees

The listing rules established by the Nasdaq Stock Market, LLC require that a majority of the members of a listed company’s board of directors qualify as ‘‘independent’’ as affirmatively determined by the board, meaning that each independent director has no direct or indirect material relationship with a company other than as a director and/or a stockholder. Our Board of Directors consults with legal counsel to ensure that our Board’s determination with respect to the definition of ‘‘independent’’ is consistent with current Nasdaq listing rules.

Our Board of Directors reviewed all relevant transactions or relationships between each director, or any of his family members, and our company and has affirmatively determined that each of our directors, other than Rick Filippelli (our Chief Executive Officer) and Martin Delaney (who served as Senior Vice President of the Company from January 1, 2005 to December 31, 2005) are independent directors under the applicable guidelines noted above. Our Board of Directors has four committees: the Audit Committee, the Management Resources and Compensation Committee, the Nominating and Corporate Governance Committee and the Executive Committee. All of the members of our Audit, Nominating and Corporate Governance and Management Resources and Compensation Committees meet the standards for independence required under current Nasdaq Stock Market listing rules, SEC rules, and applicable securities laws and regulations.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the total fees paid for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended September 30, 2007 and September 30, 2006, and fees billed for other services rendered by our independent auditors during those periods.

	Fiscal Years Ended September 30,
	2007(5)	2006
Audit Fees (1)	$137,000	$180,000
Audit-Related Fees (2)	1,000	1,000
Tax Fees (3)	99,000	149,000
All Other Fees (4)	26,000	10,000
Total	$263,000	$340,000
(1)	Audit services consist of audit work performed in the examination of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements.
(3)	Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.
(4)	Other services consist of those service not captured in the other categories.
(5)	The Company changed auditors on July 11, 2007. Interim fees billed by Withum through September 30, 2007 were $59,000 and $9,000 for audit and tax service fees, respectively.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

The financial statements and schedules of TeamStaff are included in Part II, Item 8 of this report beginning on page F-1 and including page S-1.

(a)	(2) Financial Statement Schedules

Valuation of qualifying accounts. See Schedule I annexed to the financial statements. All other schedules have been omitted since the required information is not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(a)	(3) Exhibits

The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Secs. 20l.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. The exhibits designated with a number sign (#) indicates a management contract or compensation plan or arrangement.

EXHIBIT NO.		DESCRIPTION
2.1		Agreement and Plan of Merger by and among TeamStaff, Inc., TeamSub, Inc and BrightLane.com, Inc., dated as of March 6, 2001, as amended by Amendment No. 1 dated as of March 21, 2001 and Amendment No. 2 dated as of April 6, 2001 (filed as Appendix A to the Proxy Statement/prospectus filed on August 7, 2001, SEC File no. 333-61730, as part of Registrant’s Registration Statement on Form S-4).
2	.2.1	Form of Asset Purchase Agreement between TeamStaff, Inc and Gevity HR, Inc. dated as of November 14, 2003 (filed as Exhibit 2 to Form 8-K dated November 14, 2003).
3.1		Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).
3.2		Form of Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to Form 8-K dated April 6, 2001).
3.3		Amended By-Laws of Registrant adopted as of May 15, 2001 (filed as Exhibit 3.4 to the Registration Statement on Form S-4 File No. 333-61730).
3.4		Amended and restated By-Laws of Registrant adopted as of August 29, 2001 (filed as Exhibit 3.5 to the Registrant’s Form S-3 filed on December 27, 2001).
3.5		Amendment to By-Laws of Registrant adopted November 8, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007).
4	.1#	2000 Employee Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).
4	.2#	2000 Non-Executive Director Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).
4	.3#	2006 Long Term Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2006).

EXHIBIT NO.		DESCRIPTION
10.1		Lease dated May 30, 1997 for office space at 300 Atrium Drive, Somerset, New Jersey (Exhibit 10.6.1 to Form 10-K for the fiscal year ended September 30, 1997).
10.2		Form of Stock Purchase Agreement dated as of April 6, 2001 between TeamStaff, Inc. and BrightLane.com, Inc. with respect to purchase of Series A Preferred Stock (filed as Exhibit 10.1 to Form 8-K dated April 6, 2001).
10.3		Form of Escrow Agreement between TeamStaff, Inc. and BrightLane Shareholders with respect to the placement of 150,000 shares into escrow by the BrightLane shareholders (filed as Appendix B to the proxy statement/prospectus filed on August 7, 2001 SEC File No. 333.61730).
10	.4#	Form of Severance Agreement dated as of May 22, 2002 between the Registrant and Donald Kappauf (filed as Exhibit 10.12 to the Form 10-K filed on February 10, 2003).
10	.5#	Form of Severance Agreement dated as of May 22, 2002 between the Registrant and Donald Kelly (filed as Exhibit 10.13 to the Form 10-K filed on February 10, 2003).
10	.6#	Form of Employment Agreement made as of June 18, 2003 between TeamStaff, Inc. and T. Kent Smith (filed as Exhibit 10.16 to the Form 10-K filed on December 23, 2004).
10.7		Form of Securities Purchase Agreement dated as of November 5, 2004 including Form of Warrant (filed as Exhibit 10.1 to the Form 8-K filed on November 12, 2004).
10.8		Form of Asset Purchase Agreement by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff Rx, Inc. dated as of November 5, 2004 (filed as Exhibit 10.1 to the Form 8-K filed on November 18, 2004).
10.9		Form of Agreement for Sale of Goodwill dated as of November 5, 2004 by and between William Lee Booth and TeamStaff Rx, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on November 18, 2004).
10.10		Form of Client Transfer Agreement as of November 14, 2004, by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff Rx Inc. (filed as Exhibit 10.3 to the Form 8-K filed on November 18, 2004).
10	.11#	Form of Employee Incentive Stock Option Certificate and Agreement (filed as Exhibit 10.13 to the Form 10-K filed on December 23, 2004).
10	.12#	Form of Employee Non-Qualified Stock Option Certificate and Agreement (filed as Exhibit 10.14 to the Form 10-K filed on December 23, 2004).
10	.13#	Form of 2000 Director Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.15 to the Form 10-K filed on December 23, 2004).
10	.14#	Form of Employee Incentive Stock Option Certificate and Agreement dated as of June 18, 2003 between TeamStaff, Inc. and T. Kent Smith. (filed as Exhibit 10.16 to the Form 10-K filed on December 23, 2004).
10.15		Form of Lease for our business premises located at 18167 U.S. Highway 19N, Suite 400, Clearwater, Fl 33764 (filed as Exhibit 10.1 to Form 8-K dated February 29, 2005).
10.16		Form of Stock Purchase Agreement among TeamStaff, Inc. and the Shareholders of RS Staffing Services, Inc. dated as of May 26, 2005 (filed as Exhibit 10.1 to Form 8-K dated June 8, 2005).
10	.16.1	Form of Note dated June 8, 2005 issued by TeamStaff, Inc. to Roger Staggs (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).

EXHIBIT NO.		DESCRIPTION
10	.16.2	Form of Note dated June 8, 2005 issued by Team Staff, Inc. to Barry Durham (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).
10	.16.3#	Form of Employment Agreement between TeamStaff, Inc. and Roger Staggs, dated as of June 8, 2005.
10	.16.4#	Form of Employment Agreement between TeamStaff, Inc. and Barry Durham, dated as of June 8, 2005.
10.17		Form of Revolving Credit Agreement, Promissory Notes and related documents between TeamStaff, Inc. and PNC Bank, NA, dated as of June 8, 2005 (filed as Exhibits 10.4 and 10.5 to the Form 10-Q filed on August 12, 2005).
10	.18#	Form of Employment Agreement between TeamStaff, Inc. and T. Kent Smith, dated as of June 30, 2005 (filed as Exhibit 10.1 to the Form 8-K filed on July 14, 2005).
10	.19#	Form of Employment Agreement between TeamStaff, Inc. and Rick J. Filippelli, dated as of June 30, 2005 (filed as Exhibit 10.2 to the Form 8-K filed on July 14, 2005).
10.20		Form of Settlement Agreement between TeamStaff, Inc. and the CNA Entities dated as of October 10, 2005 (filed as Exhibit 10.1 to the Form 8-K filed on October 20, 2005).
10.21		Form of Lease dated as of November 18, 2005 between TeamStaff, Inc. and One Peachtree Pointe Associates, LLC (file as Exhibit 10.1 to the Form 10-Q filed on February 14, 2006).
10	.22#	TeamStaff, Inc. 2006 Long Term Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2006).
10	.23#	Form Notice of Restricted Stock Bonus Award and Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2006).
10.24		Form of Asset Purchase Agreement, Exhibits and Schedules re: sale of DSI Payroll Services to CompuPay, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on June 1, 2006).
10.25		Form of Settlement Agreement and Exhibits (Stock Purchase Agreement and Lock-Up Agreement re: TeamStaff, Inc. and Atomic Fusion filed as Exhibit 10-1 to the Form 8-K filed on June 6, 2006).
10	.26#	Form of Director Stock Option Agreement for options granted September 1, 2006.
10	.27#	Form of Change in Control Agreement with James D. Houston dated October 31, 2006.
10.28		Form of Amendment to Revolving Credit and Security Agreement dated December 13, 2006 between TeamStaff, Inc. and PNC Bank, N.A. (filed as Exhibit 10.1 to the Form 10-Q filed on February 14, 2007).
10.29		Lease, dated as of December 4, 2006, for our business premises located at 6555 Quince Road, Suite 303, Memphis, Tennessee (filed as Exhibit 10.2 to the Form 10-Q filed on February 14, 2007).
10	.30#	Form of Separation Agreement with T. Kent Smith dated as of January 17, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 1, 2007).
10	.31#	Separation Agreement with T. Kent Smith dated as of January 19, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 1, 2007).
10	.32#	Form of Letter of Agreement with Rick Filippelli dated as of January 10, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 20, 2007).

EXHIBIT NO.		DESCRIPTION
10	.33#	Form of Letter of Agreement with James Houston dated as of January 10, 2007 (filed as Exhibit 99.2 to the Form 8-K filed on February 20, 2007).
10.34		Form of Agreement and Release with James Houston dated as of May 11, 2007 (filed as Exhibit 10.29 to the Form 10-Q filed on May 15, 2007).
10.35		Lease, dated as of April 13, 2007, for our business premises located at 1 Executive Drive, Suite 130, Somerset, New Jersey (filed as Exhibit 10.1 to the Form 10-Q filed August 14, 2007).
14		Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
16.1		Letter from Lazar Levine & Felix LLP to the Registrant filed with the SEC dated July 17, 2007 (filed as Exhibit 16.1 to Current Report on Form 8-K dated July 17, 2007).
21*		Subsidiaries of Registrants.
23	.1*	Consent of WithumSmith+Brown, P.C.
23	.2*	Consent of Lazar Levine & Felix LLP.
31	.1*	Certification of Chief Executive Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31	.2*	Certification of Chief Financial Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.

/s/ Rick Filippelli Rick Filippelli Chief Executive Officer (Principal Executive Officer)
/s/ Cheryl Presuto Cheryl Presuto Chief Financial Officer (Principal Accounting Officer)

Dated: January 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. Stephen Johnson	Chairman of the Board	January 15, 2008

T. Stephen Johnson

/s/ Karl W. Dieckmann	Vice-Chairman of the Board	January 15, 2008

Karl W. Dieckmann

/s/ Peter Black	Director	January 15, 2008

Peter Black

/s/ Martin J. Delaney	Director	January 15, 2008

Martin J. Delaney

/s/ Frederick G. Wasserman	Director	January 15, 2008

Frederick G. Wasserman

/s/ William H. Alderman	Director	January 15, 2008

William H. Alderman

/s/ Rick J. Filippelli	President, Chief Executive Officer and Director	January 15, 2008

Rick J. Filippelli

/s/ Cheryl Presuto	Chief Financial Officer (Principal Accounting Officer)	January 15, 2008

Cheryl Presuto

TeamStaff, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Page
Reports Of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets As Of September 30, 2007 and 2006	F-4
Consolidated Statements Of Operations and Comprehensive Loss For the Years Ended September 30, 2007, 2006, and 2005	F-6
Consolidated Statements Of Shareholders’ Equity For The Years Ended September 30, 2007, 2006, and 2005	F-7
Consolidated Statements Of Cash Flows For The Years Ended September 30, 2007, 2006, and 2005	F-8
Notes To Consolidated Financial Statements	F-9
Schedule I – Valuation And Qualifying Accounts For The Years Ended September 30, 2007, 2006, and 2005	S-1
Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TeamStaff, Inc.

We have audited the accompanying consolidated balance sheet of TeamStaff, Inc. and Subsidiaries as of September 30, 2007, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended September 30, 2007 as listed in the index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeamStaff, Inc. and Subsidiaries as of September 30, 2007, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ WithumSmith+Brown, P.C.

WithumSmith+Brown, P.C.
Morristown, New Jersey
January 11, 2008

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Teamstaff, Inc.
Somerset, New Jersey

We have audited the accompanying consolidated balance sheet of Teamstaff, Inc. and Subsidiaries as of September 30, 2006, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the two years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in Schedule I of the Index for the two years in the period ended September 30, 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We performed our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engagement to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of TeamStaff, Inc. and Subsidiaries as of September 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Lazar Levine & Felix LLP Lazar Levine & Felix LLP

New York, NY
December 15, 2006

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 AND 2006
(AMOUNTS IN THOUSANDS)

ASSETS	September 30, 2007	September 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$592	$2,157
Accounts receivable, net of allowance for doubtful accounts of $17 and $44 as of September 30, 2007 and 2006, respectively	8,279	8,340
Prepaid workers’ compensation	468	1,094
Assets held for sale	490	—
Other current assets	642	923
Total current assets	10,471	12,514
EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,276	3,223
Computer equipment	545	448
Computer software	928	898
Leasehold improvements	124	167
	4,873	4,736
Less accumulated depreciation and amortization	(4,132)	(3,984)
Equipment and improvements, net	741	752
TRADENAME	4,569	4,569
GOODWILL	10,305	10,305
OTHER ASSETS:
Prepaid workers’ compensation, net of current portion	—	350
Other assets	82	106
Total other assets	82	456
ASSETS HELD FOR SALE	—	2,180
TOTAL ASSETS	$26,168	$30,776

The accompanying notes are an integral part
of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007 AND 2006
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

LIABILITIES AND SHAREHOLDERS’ EQUITY	September 30, 2007	September 30, 2006

CURRENT LIABILITIES:
Notes payable	$1,500	$1,500
Current portion of captial lease obligations	63	52
Accrued payroll	1,581	1,687
Accrued pension liability	280	210
Accounts payable	3,727	3,207
Accrued expenses and other current liabilities	1,756	1,635
Liabilities from discontinued operations	263	—
Total current liabilities	9,170	8,291
CAPITAL LEASE OBLIGATIONS, net of current portion	183	207
ACCRUED PENSION LIABILITY, net of current portion	66	388
OTHER LONG TERM LIABILITY, net of current portion	155	184
LIABILITIES FROM DISCONTINUED OPERATIONS	—	502
Total liabilities	9,574	9,572
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 19,290 and 19,285 at September 30, 2007 and September 30, 2006, respectively; outstanding 19,283 and 19,278 at September 30, 2007 and September 30, 2006, respectively	19	19
Additional paid-in capital	68,712	68,684
Accumulated deficit	(52,080)	(47,387)
Accumulated comprehensive loss	(33)	(88)
Treasury stock, 7 shares at cost at September 30, 2007 and September 30, 2006	(24)	(24)
Total shareholders’ equity	16,594	21,204
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,168	$30,776

The accompanying notes are an integral part
of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended September 30,
	2007	2006	2005
REVENUES	$66,882	$71,644	$47,275
DIRECT EXPENSES	55,852	59,859	39,053
Gross profit	11,030	11,785	8,222
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,714	13,812	12,758
DEPRECIATION AND AMORTIZATION	349	381	422
Loss from operations	(2,033)	(2,408)	(4,958)
OTHER INCOME (EXPENSE)
Interest income	74	76	48
Interest expense	(197)	(539)	(211)
Other income	145	160	180
Legal expense related to pre-acquisition activity of acquired company	(1,486)	—	—
	(1,464)	(303)	17
Loss from continuing operations before income tax	(3,497)	(2,711)	(4,941)
INCOME TAX BENEFIT (EXPENSE)	123	(15,826)	1,876
Loss from continuing operations	(3,374)	(18,537)	(3,065)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS:
(Loss) income from operations, net of tax benefit (expense) of $14, $(456) and $(345) for the years ended September 30, 2007, 2006 and 2005, respectively	(1,612)	737	575
Income from disposal, net of tax benefit (expense) of $43, $(2,825) and $0 for the years ended September 30, 2007, 2006 and 2005, respectively	293	4,553	1
(Loss) income from discontinued operations	(1,319)	5,290	576
Net loss	(4,693)	(13,247)	(2,489)
OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment, net of tax	55	70	153
COMPREHENSIVE LOSS	$(4,638)	$(13,177)	$(2,336)
(LOSS) EARNINGS PER SHARE – BASIC & DILUTED
Loss from continuing operations	$(0.17)	$(0.96)	$(0.17)
(Loss) income from discontinued operations	(0.07)	0.27	0.03
Net (loss) earnings per share	$(0.24)	$(0.69)	$(0.14)
WEIGHTED AVERAGE BASIC & DILUTED SHARES OUTSTANDING	19,288	19,278	18,206

The accompanying notes are an integral part
of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
BALANCE, September 30, 2004	15,721	$16	$62,963	$(31,651)	7	$(24)	$(311)	$30,993
Common stock issued in connection with private stock offering, net of expense	2,392	2	3,455					3,457
Common stock issued in connection with acquisition of RS Staffing Services	1,207	1	1,749					1,750
Warrants granted in connection with private stock offering			498					498
Minimum pension liability adjustment							153	153
Return of shares related to forgiveness of shareholder note	(35)		(50)					(50)
Net loss				(2,489)				(2,489)
BALANCE, September 30, 2005	19,285	19	68,615	(34,140)	7	(24)	(158)	34,312
Minimum pension liability adjustment							70	70
Expense related to Director stock options			17					17
Expense related to Restricted Stock grants			52					52
Net loss				(13,247)				(13,247)
BALANCE, September 30, 2006	19,285	19	68,684	(47,387)	7	(24)	(88)	21,204
Minimum pension liability adjustment							55	55
Return of shares related to forgiveness of shareholder note	(35)		(50)					(50)
Return of shares related to settlement			(71)					(71)
Expense related to Director stock options			7					7
Expense related to Restricted Stock grants	40		142					142
Net loss				(4,693)				(4,693)
BALANCE, September 30, 2007	19,290	$19	$68,712	$(52,080)	7	$(24)	$(33)	$16,594

The accompanying notes are an integral part
of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended September 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,693)	$(13,247)	$(2,489)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities, net of acquired and discontinued businesses:
Depreciation and amortization	349	381	422
Compensation expense related to director stock option grants	7	17	—
Compensation expense related to employee restricted stock grants	142	52	—
Deferred income taxes	—	18,482	(1,575)
Provision for doubtful accounts	126	36	30
Gain on sale of DSI Payroll Services division	(202)	(4,553)	—
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable	(65)	514	(1,147)
Other current assets	857	822	(35)
Other assets	374	1,969	1,248
Accounts payable, accrued expenses and other current liabilities	535	(203)	1,242
Pension liability	(252)	(274)	(556)
Restricted cash	—	—	1,800
Other long term liabilities	(29)	—	—
Cash flow from discontinued operations	1,476	4,663	(1,132)
Net cash (used in) provided by operating activities	(1,375)	8,659	(2,192)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment, leasehold improvements and software	(246)	(139)	(87)
Payment for acquisition of RS Staffing Services, net of cash acquired	—	(2,075)	(2,847)
Cash flow from discontinued operations	61	412	(2,026)
Net cash (used in) provided by investing activities	(185)	(1,802)	(4,960)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	2,446	58,434	32,084
Payment on revolving line of credit	(2,446)	(62,440)	(28,078)
Repayments on capital lease obligations	(52)	(91)	(238)
Principal payments on notes payable	—	(1,775)	(178)
Payment of bank line of credit acquired from RS Staffing Services	—	—	(2,560)
Net proceeds from issuance of common stock, net of expense	—	—	3,956
Net comprehensive income on pension	55	70	153
Cash flow from discontinued operations	(8)	(202)	257
Net cash (used in) provided by financing activities	(5)	(6,004)	5,396
Net increase (decrease) in cash and cash equivalents	(1,565)	853	(1,756)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,157	1,304	3,060
CASH AND CASH EQUIVALENTS AT END OF YEAR	$592	$2,157	$1,304
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$197	$539	$222
Income taxes	$71	$194	$212

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITY:

The Company recorded $39,000, $251,000 and $391,000 in capital leases during the years ended September 30, 2007, 2006 and 2005, respectively. During 2007, a current asset was reduced by a return of common shares valued at $50,000.

The accompanying notes are an integral
part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007, 2006 AND 2005

(1)    Organization and business:

TeamStaff, Inc., a New Jersey corporation (‘‘TeamStaff’’ or the ‘‘Company’’), was founded in 1969 as a payroll service company and evolved into a national provider of payroll and temporary and permanent medical and administrative staffing services. Effective October 23, 2007, TeamStaff’s corporate headquarters is in Somerset, New Jersey. Previously, the Company’s corporate headquarters was located in Atlanta, Georgia. TeamStaff has offices located in Clearwater, Florida; Memphis, Tennessee; Monroe, Georgia; Atlanta, Georgia; and Somerset, New Jersey.

When we use the term ‘‘TeamStaff,’’ or the ‘‘Company’’ we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and TeamStaff Rx, Inc. (‘‘TeamStaff Rx’’) and RS Staffing Services, Inc. (‘‘RS Staffing Services’’), two wholly-owned subsidiaries of TeamStaff Inc. TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization (‘‘PEO’’) business in fiscal year 2004 and other Company business changes, these ‘‘other’’ subsidiaries are not actively operating. References in this filing to ‘‘TeamStaff,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to TeamStaff, Inc. and its wholly owned subsidiaries.

Effective May 31, 2006, TeamStaff exited the payroll processing business it operated for more than 25 years through its DSI Payroll Services division (‘‘DSI’’) when it sold substantially all of the assets of DSI to CompuPay, Inc. for $9.0 million.

TeamStaff provides specialized medical, nursing and administrative staffing services. TeamStaff provides allied healthcare and nursing professionals and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing travel allied medical employees and nurses, (typically on a thirteen-week assignment basis), as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for over 250 client facilities. TeamStaff Rx’s Nursing Innovations unit, discontinued in 2007, provides per diem nursing. This nursing unit places per diem employees at over 20 client facilities. The Company’s RS Staffing Services subsidiary specializes in providing medical and office administration/technical professionals through Federal Supply Schedule (‘‘FSS’’) contracts with both the United States General Services Administration (‘‘GSA’’) and United States Department of Veterans Affairs (‘‘DVA’’). RS Staffing Services places temporary employees at over 70 facilities.

TeamStaff was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its principal executive office at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873 where its telephone number is (877) 523-9897.

(2)    Summary of significant accounting policies:

Basis of Presentation-

The accompanying consolidated financial statements include the accounts of TeamStaff, Inc. and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in the consolidated financial statements. Prior period amounts have been reclassified to reflect the Nursing Innovations per diem business unit as a discontinued operation in 2006 and 2005.

Use of Estimates-

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and other intangible assets, measurement of prepaid workers’ compensation, valuation allowances established against accounts receivable and deferred tax assets and accrued expenses. Actual results could differ from those estimates.

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

Staffing (whether medical or administrative) revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff’s direct labor costs of the temporary employees, plus an estimate to cover overhead expenses and a profit margin. Additionally, commissions from permanent placements are included in revenue as placements are made. Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer’s workforce as a permanent employee. The Company also reviews the status of such placements to assess the Company’s future performance obligations under such contracts.

In connection with the Company’s DSI discontinued payroll services operation, payroll services revenue was recognized as service was rendered and consisted primarily of administrative service fees charged to clients for the processing of paychecks as well as the preparation of quarterly and annual payroll related reports. These amounts are reflected as part of income (loss) from discontinued operations in the consolidated financial statements.

Direct costs of services are reflected in TeamStaff’s Statements of Operations as ‘‘direct expenses’’ and are reflective of the type of revenue being generated. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses. In connection with the Company’s discontinued payroll services operation, payroll services’ direct costs include salaries and supplies associated with the processing of the payroll service.

Concentrations of Credit Risk-

Financial instruments that potentially subject TeamStaff to concentrations of credit risk consist principally of cash and accounts receivable. TeamStaff maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances exceed the insured levels. TeamStaff monitors the financial health of these banking institutions.

TeamStaff’s customer base consists of over 325 client companies as of September 30, 2007. All of the customers of TeamStaff Rx and customers of its Nursing Innovations per diem unit are engaged in the healthcare industry. Substantially all of the business of RS Staffing Services is accomplished through FSS contracts with the GSA and DVA. Credit, when given, is generally granted on an unsecured basis.

TeamStaff maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff’s customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff’s accounts receivable balances could grow and

TeamStaff could be required to provide for additional allowances, which would decrease operating results in the period that such determination was made.

Cash Equivalents-

For purposes of the Consolidated Statements of Cash Flows, TeamStaff considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts-

Accounts receivable are unsecured and carried at fair value, which is net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based on a specific identification methodology. Generally an account receivable is deemed uncollectible based upon the aging of the receivable and/or specific identification. Interest is not typically charged on past due accounts and specific identification takes into account the Company’s assessment of the default risk based upon recent events in the customer’s business, economic status and changes in credit status. With respect to receivables owed by agencies of the U.S. Government, the Company believes that the risk of loss on these accounts is minimal. (See Note 14).

Before accounts are deemed uncollectible, demand letters are sent and, if that does not result in payment, the receivable is placed for collection with a collection agency. The Company’s last attempt at collection would be legal action, depending upon the customer’s financial situation. If the Company is unsuccessful at collection after these steps, the receivable is written-off.

Fair Value-

TeamStaff has financial instruments, principally accounts receivable, accounts payable, notes payable and accrued expenses. TeamStaff estimates that the fair value of all financial instruments at September 30, 2007 and 2006 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying balance sheets.

Equipment and Improvements-

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. During 2007, the Company retired fixed assets with a carrying value of $148,000 and accumulated depreciation of $136,000 that resulted in a loss of $12,000.

Advertising Costs-

The Company expenses advertising costs as they are incurred. Total advertising costs were $0.4 million, $0.3 million and $0.3 million for fiscal years ended September 30, 2007, 2006, and 2005, respectively.

Occupancy Lease Commitments-

The Company has occupancy leases with various payment terms to include a fixed payment schedule over the lease term, variable payment schedule over the lease term, or a lease that may have rent escalations, an abatement or ‘‘rent holiday’’ periods. The Company records occupancy expense using the straight-line method over the lease term, regardless of actual payment terms.

Acquired Intangible Assets-

Acquired intangible assets consist of trade name of $4.6 million at September 30, 2007 and 2006. TeamStaff determined that no impairment of its trade name existed as of September 30, 2007 and 2006. TeamStaff will continue to review annually its remaining indefinite life intangible assets for possible impairment or loss of value.

Goodwill-

Goodwill is assigned to specific reporting units and, in accordance with SFAS 142, is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value. All goodwill is attributable to continuing staffing services reporting units. TeamStaff determined that no impairment of its remaining goodwill existed as of September 30, 2007. TeamStaff will continue to review annually its remaining goodwill for possible impairment or loss of value.

Goodwill, as reclassified to reflect discontinued operations (See Note 4) was unchanged in the fiscal year ended September 30, 2007. In fiscal year ended September 30, 2006, goodwill increased by $2.075 million reflecting additional consideration for the acquisition of RS Staffing; $8.6 million of goodwill was recorded as part of the acquisition of the stock of RS Staffing Services, effective as of June 4, 2005, none of which is deductible for tax purposes. (See Note 3)

Long-Lived Assets-

TeamStaff reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management of TeamStaff believes that no such events or changes in circumstances have occurred through September 30, 2007. If such events or changes in circumstances are present, a loss is recognized to the extent that the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.

During 2007, in connection with the Company’s decision to exit the Nursing Innovation per diem operations, an unrealized loss was recognized to reduce the carrying value of goodwill to net realizable value.

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

Certain reclassifications have been made to prior years amounts to conform to the current year presentation. The Nursing Innovations per diem business unit has been reclassified to discontinued operations and assets and liabilities held for sale.

Stock-Based Compensation-

Effective October 1, 2005, the Company’s stock based compensation plans are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (‘‘FAS’’) No. 123 (revised 2004), Share-Based Payment (‘‘FAS 123(R)’’), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles

Board Opinion (‘‘APB’’) No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123 (R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission (‘‘SEC’’) Staff Accounting Bulletin (‘‘SAB’’) No. 107, which provides the Staff’s views regarding the interaction between FAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

In adopting FAS 123(R), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123. Stock option compensation expense in 2007 and 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. As a result of the adoption of FAS 123(R), the Company’s results for the fiscal years ended September 30, 2007 and 2006 include share-based compensation expense for options totaling approximately $7,000 and $17,000, respectively. The Company did not recognize related tax benefits associated with its share-based compensation arrangements for the fiscal years ended September 30, 2007 and 2006. As of September 30, 2007, there is no remaining unrecognized compensation expense related to non-vested stock option awards to be recognized during the next fiscal year.

No options were granted in the fiscal year ended September 30, 2007. The fair value of options at the date of grant historically was estimated using the Black-Scholes option pricing model. The Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 (‘‘SAB 107’’) when reviewing and updating assumptions. The expected volatility was based upon historical volatility of our stock and other contributing factors. The expected term was based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The weighted average assumptions made in calculating the fair values of options are as follows:

	Fiscal years ended September 30,
	2006	2005
Weighted Average Grant Fair Value	$0.43	$0.84
Expected term (in years)	4	4
Expected volatility	33.8%	47%
Expected dividend yield	0%	0%
Risk-free interest rate	4.56%	3.56%

The values ascribed to restricted stock grants are based on the fair market value of the Company’s stock on the date of award. Compensation expense is recognized over the vesting period. Stock grants that are contingent upon certain performance criteria are expensed when it is determined that achievement of performance criteria is probable. During the year ended September 30, 2007,

TeamStaff granted awards of restricted stock under its 2006 Long Term Incentive Plan (‘‘the 2006 Plan’’). An aggregate of 230,000 restricted shares were awarded at the closing price on the award dates and 70,000 shares were subsequently cancelled. The shares will vest according to the following schedule: (a) 60,000 shares vested immediately on February 14, 2007, resulting in a charge of $64,200; (b) 50,000 shares will vest on September 30, 2008 subject to certain performance based vesting requirements, and (c) 50,000 shares will vest on September 30, 2009 subject to certain performance based vesting requirements. In accordance with FAS 123(R) the Company will not recognize expense on 100,000 shares of this award until it is probable that these performance conditions will be achieved. Such charges could be material in future periods. During the fiscal year ended September 30, 2007, 190,000 unvested shares were cancelled. As of September 30, 2007, approximately $188,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 1.8 years.

The following table addresses the additional disclosure requirements of FAS 123(R) in the period of adoption. The table illustrates the effect on net loss and loss per share as if the fair value recognition provisions had been applied to all outstanding and unvested awards in the prior year comparable period.

(Amounts in thousands, except per share data)	2005
Net loss, as reported	$(2,489)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(294)
Pro forma net loss	$(2,783)
Loss per share:
Basic and diluted (loss) – as reported	$(0.14)
Basic and diluted (loss) – pro forma	$(0.15)

Earnings (Loss) Per Share-

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, there were no differences between basic shares outstanding and fully diluted shares outstanding.

Stock options and warrants outstanding at September 30, 2007, 2006, and 2005 to purchase 834,500, 1,491,000, and 1,942,000 shares of common stock respectively were not included in the computation of diluted EPS as they were antidilutive due to losses from continuing operations in each of the three years.

Accumulated Comprehensive Loss and Minimum Pension Liability Adjustment-

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The minimum pension liability adjustment, net of income taxes, is recorded as a component of ‘‘Accumulated comprehensive loss’’ on the balance sheet and is reflected in the Statement of Comprehensive Loss as ‘‘Minimum pension liability adjustment, net of tax’’. The Company used a discount rate of 3.0% each to calculate the projected benefit obligation and the periodic benefit cost calculation for the respective years presented. The Company recorded a reduction in the net liability from such adjustment, net of tax of $55,000, $70,000 and $153,000 for the years ended September 30, 2007, 2006 and 2005, respectively. At September 30, 2007, 2006 and 2005, accumulated comprehensive loss on the balance sheet reflects the cumulative balance due to the minimum pension liability adjustment.

Recent Accounting Standards:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (’’SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company expects to adopt SFAS No. 157 in the first quarter of fiscal 2009 and is still evaluating the effect, if any, on its financial position or results of operations.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective in the Company’s first quarter of the fiscal year ending September 30, 2008. The Company is currently evaluating the impact of adopting FIN 48.

(3)    BUSINESS COMBINATIONS:

Acquisition of RS Staffing Services, Inc.:

On June 8, 2005 TeamStaff, Inc. completed its acquisition of RS Staffing Services, a privately held Georgia corporation, pursuant to the terms of a Stock Purchase Agreement dated as of May 26, 2005. RS Staffing Services, headquartered in Monroe, GA, specializes in providing medical and office administration/technical professionals through FSS contracts with both the GSA and DVA. Closing of the transaction was completed for accounting purposes as of June 4, 2005. TeamStaff acquired all of the capital stock of RS Staffing Services for a purchase price of $8 million consisting of $3.25 million in cash, $3 million in a 2-year note, and $1.75 million in TeamStaff common stock (1,206,896 shares). The shares are restricted shares and can only be sold in accordance with the provisions of Rule 144 of the Securities Act of 1933. The Sellers guaranteed a minimum net worth of $1.4 million and any amounts above or below this amount after a finalized accounting at one year post acquisition, were subject to a purchase price adjustment. As a result, for the quarter ended June 30, 2006, a downward purchase price adjustment in the amount of approximately $132,000 was made and deducted from the amount due under the first installment of the note payable. In addition, there was a one-year earn out of up to a maximum of $2.0 million based upon the achievement of specified performance targets for the business. The performance targets were met and the Company made payment of the maximum amount on August 14, 2006. Principals of RS Staffing Services, namely Roger Staggs and Barry Durham, initially continued as management of RS Staffing Services pursuant to employment agreements with each of them. Barry Durham resigned his position effective as of December 2005. Roger Staggs’ employment agreement expired on June 4, 2006 and was not renewed. The acquisition agreement also provided for mutual indemnification for breaches of representations and warranties. Further, the note issued by TeamStaff as part of the purchase price bears interest at 5% per annum, of which one half in the principal amount of $1.5 million together with the accrued interest of $150,000, was paid on June 8, 2006, and the remainder was payable in June 2007. The note is secured by a lien on certain assets of the business, subordinate to any liens granted in connection with financing for the transaction. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date of the $1.5 million note payable and accrued interest from June 8, 2007 to September 1, 2008. (See Note 10)

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

As of September 30, 2007, the Nursing Innovations per diem business unit is reported as an asset held for sale and discontinued operation. (See Note 4)

The following unaudited pro forma information presents a summary of consolidated financial results of operations of the Company and acquired companies as if the acquisitions had occurred on

October 1, 2004, the beginning of the earliest period presented. This information includes the now discontinued Nursing Innovations per diem business unit’s results on a pro forma basis.

Year Ended September 30,
2005
(amounts in thousands)
Revenues	$82,794
Net loss	$(2,318)
Loss per share – basic and diluted	$(0.12)

The number of common shares outstanding used to calculate pro forma loss per share have been adjusted to include 2,392,000 shares issued as the source of financing for the Nursing Innovations acquisition and 1,206,896 shares issued as part of the RS Staffing Services acquisition, as if these shares had been outstanding as of the earliest period presented.

These proforma results for the fiscal year ended September 30, 2005 include $175,000 of additional expense recorded by RS Staffing Services, prior to acquisition, predominately related to outstanding former employee claims, as well as $300,000 of non recurring incentives paid to its owners, prior to the acquisition.

(4)    DISCONTINUED OPERATIONS:

Based on an analysis of historical and forecasted results and the Company’s strategic initiative to focus on core business, in the fourth quarter of fiscal 2007, the Company approved and committed to a formal plan to divest the operations of the Nursing Innovations per diem nursing business (‘‘Per Diem’’), based at its Memphis, Tennessee location. In evaluating the facets of Per Diem’s operations, management concluded that this business component meets the definition of a discontinued operation (as defined in SFAS 144, ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets’’). Accordingly, the results of operations, cash flows and related assets and liabilities of Per Diem have been reclassified in the accompanying consolidated financial statements from those of continuing businesses.

TeamStaff has received confidential letters of intent from interested third parties to purchase certain assets, including accounts receivable, fixed assets and all Per Diem intangibles, and assume defined liabilities of Per Diem. Based on the values and terms of these conditional offers, the Company believes that an objective indication of fair value now exists and, accordingly, has reduced the carrying value of related assets held for sale to fair value (adjusted for estimated disposal costs) as of September 30, 2007. There are a number of uncertainties inherent in the Company’s ability to find a suitable buyer, negotiate an acceptable sale and satisfy closing conditions in a timely manner. Although no assurances can be provided, the Company expects to complete the sale of this business in the second fiscal quarter of 2008 and that the ultimate gain or loss on a formal disposal will not be material to the Company’s future financial condition, results of operations or cash flows. Per Diem’s results of operations from October 1, 2007 through a closing date will be recognized, as incurred, as a loss from discontinued operations. Such operating losses are not expected to be material.

Net revenues for the Nursing Innovations per diem operations for fiscal years ended September 30, 2007, 2006, and 2005 were $2.7 million, $3.3 million and $3.9 million, respectively.

Effective May 31, 2006, the Company sold substantially all of the assets of its DSI division to CompuPay, Inc. for $9.0 million. The general terms of the transaction were an all-cash sale for $9.0 million, subject to an escrow of $250,000 for potential post-closing contingencies. On November 30, 2006, CompuPay released $125,000 of the escrow to TeamStaff and released the remaining escrow on May 31, 2007. The agreement called for minimum working capital requirements that resulted in a purchase price adjustment of $248,677, which was paid to TeamStaff on September 11, 2006. The sale also included a transition agreement whereby CompuPay would sublease certain office space at DSI’s current location from TeamStaff, among other standard agreements.

Net revenues for the DSI division for fiscal years ended September 30, 2007, 2006, and 2005 were $0, $3.5 million and $4.6 million, respectively.

Condensed financial statement information and results of all discontinued operations are as follows:

(amounts in thousands)	2007	2006	2005
Revenues	2,705	6,814	8,529
Direct expenses	2,149	3,692	4,598
Selling, general and administrative expenses	533	1,839	2,861
Depreciation and amortization	—	85	139
Writedown of intangible assets	1,513	—	—
Other expense	122	5	11
Tax expense	—	456	345
Net (loss) income	(1,612)	737	575

The following chart details assets and liabilities from all discontinued operations:

	For Fiscal Years Ended September 30,
	2007	2006
ASSETS
Accounts receivable	$257	$372
Total current assets	257	372
Fixed assets	222	228
Accumulated depreciation	(156)	(101)
Net fixed assets	66	127
Goodwill and intangibles	167	1,681
Total assets	$490	$2,180
LIABILITIES
Current portion capital leases	$9	$8
Accrued expenses and other current liabilities	223	454
Total current liabilities	232	462
Long term capital leases	31	40
Total liabilities	$263	$502

Liability Balances (amounts in thousands)	September 30, 2006 Balance	Expensed This Year	Paid This Year	September 30, 2007 Balance
Current portion capital leases	$8	$1	$—	$9
Accrued expenses and other current liabilities	454	120	(351)	223
Long term capital leases	40	—	(9)	31
Total	$502	$121	$(360)	$263

(5)    income taxes:

For the year ended September 30, 2007, the Company has not recorded a tax benefit for net operating losses. In the fourth quarter of the year ended September 30, 2006, after an assessment of all available evidence (including historical and forecasted operating results), management concluded that realization of the Company’s net operating loss carryforwards (which includes those amounts acquired in previous years’ business combinations, collectively ‘‘NOLs’’), tax credits and other deferred tax assets, could not be considered more likely than not. Based on this assessment, the Company increased the valuation allowance established on deferred tax assets by approximately $0.8 million in 2007. Based on a similar assessment performed as of September 30, 2006, the Company provided a valuation allowance expense of $16.9 million against NOLs and other deferred tax assets; as the realization of such amounts, at that date, could not be considered more likely than not. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely that not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of such NOLs), to offset future periods’ taxable income. The income tax benefit of $123,000 for 2007 is attributable to an overaccrual of estimated state taxes at September 30, 2006 against amounts computed in the preparation of various income tax returns, while the tax benefit of approximately $1.9 million for 2005 was expected to be realized, based on an assessment of evidence performed at that date.

At September 30, 2007 the Company had net operating losses of approximately $27.6 million, $8.9 million and $8.0 million for U.S, New Jersey and other states’ tax return purposes, respectively, and unutilized tax credits approximate $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2027.

An analysis of TeamStaff’s deferred tax asset and liability is as follows-

(Amounts in thousands)

	Years Ended September 30,
	2007	2006
Deferred income tax asset:
Net operating loss carry forwards and tax credits	$11,362	$11,058
Workers’ compensation reserves	(130)	(459)
Occupancy leases	41	124
Pension	117	153
Deferred rent	78	76
Accrued liabilities	215	150
Stock based compensation	40
Fixed assets	102
Other items, net	18	(49)
Valuation allowance	(11,843)	(11,053)
	$—	$—

The significant components of the provision (benefit) for income taxes from continuing operations are summarized as follows-

(Amounts in thousands)

	Years Ended September 30,
	2007	2006	2005
Current (benefit)	$(123)	$(1,025)	$(1,906)
Deferred expense (benefit)	—	16,851	30
Total expense (benefit)	$(123)	$15,826	$(1,876)

The following table indicates the significant differences between the Federal statutory rates and TeamStaff’s effective tax rate for continuing operations-

(Amounts in thousands)

	Years Ended September 30,
	2007	2006	2005
Federal statutory rate	$(1,189)	$(917)	$(1,680)
State taxes, net of federal income tax benefit	(123)	(108)	(196)
Valuation allowance	1,189	16,851	—
	$(123)	$15,826	$(1,876)

(6)    DEBT:

In connection with the acquisition of RS Staffing Services (see Note 3), TeamStaff secured financing with PNC Bank in the form of a $7.0 million revolving credit facility. The credit facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing Services; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances under the credit facility bear interest at either a PNC Bank internal rate that approximates the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants includinga fixed charge coverage ratio if the Company fails to maintain invested cash and line availability minimum requirements. As of September 30, 2007, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets. The facility was paid off with the proceeds from the sale of DSI on May 31, 2006 and the line was not drawn upon subsequently until February 8, 2007. The line has not been drawn upon since the second quarter of fiscal year 2007 through September 30, 2007. As of September 30, 2007, there was no debt outstanding under the credit facility and $5.5 million remains available under the line, based on defined billed accounts receivable. The interest rate on the facility effective at September 30, 2007 and 2006 was 8.25%.

In connection with the acquisition of RS Staffing Services, TeamStaff issued two promissory notes to the former owners of RS Staffing Services as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by PNC Bank described above. One half of the principal ($1.5 million) and interest ($150,000) was due on June 8, 2006 and payment was made in the amount of $1.65 million. The remaining principal and interest was due in June 2007. As described in Note 10, effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date of the $1.5 million note payable and accrued interest that was payable on June 8, 2007 until September 1, 2008.

Based on contractual terms of the initial agreement and the status of the parties’ discussions, long-term debt at September 30, 2007 and 2006 is classified as a current liability.

(7) CAPITAL LEASES:

The Company leases certain office equipment under non-cancelable capital lease agreements that expire at various dates through fiscal year 2012. Terms range from 36 to 63 months. Interest rates range from 7.5% to 10.1%. As of September 30, 2007, the Company has recorded $1.0 million in gross capital leases and accumulated depreciation of $0.8 million. ($1.0 million and $0.7 million at September 30, 2006)

Future minimum lease payments at September 30, 2007 are as follows:

(amounts in thousands)
Fiscal year:
2008	$81
2009	79
2010	67
2011	50
2012	9
Total minimum lease payments	286
Amounts representing interest	(40)
246
Less current portion	(63)
Long term portion of capital leases	$183

(8)    OTHER CURRENT ASSETS:

Other current assets at September 30, 2007 and 2006 consist of the following:

(amounts in thousands)	2007	2006
Miscellaneous receivables	$302	$474
Prepaid insurance	108	242
Miscellaneous prepaid expense	136	72
Security deposits	5	99
Prepaid income taxes	71	—
Other miscellaneous current assets	20	36
	$642	$923

(9)    Accrued expenses and other current liabilities:

Included in accrued expenses and other current liabilities at September 30, 2007 was $0.4 million in accrued bonus and incentive and $0.4 million in accrued benefits. Included in accrued expenses and other current liabilities at September 30, 2006 was $0.5 million in accrued income taxes.

(10)    Commitments and Contingencies:

Leases-

Minimum payments net of sublease income, under non-cancelable operating lease obligations at September 30, 2007 are as follows:

(Amounts in thousands)

Years Ending September 30,
2008	$486
2009	465
2010	455
2011	249
2012	49
$1,704

Rent expense net of sublease income, under all operating leases in fiscal year ended September 30, 2007, was $0.6 million, of which $0.5 million is attributed to continuing operations and $0.1 million is attributed to discontinued operations. Rent expense, net of sublease income, under all operating leases in the fiscal year ended September 30, 2006, was $0.7 million, of which $0.5 million was attributed to continuing operations and $0.2 million was attributed to discontinued operations. Rent expense, net of sublease income, under all operating leases in fiscal year ended September 30, 2005, was $1.1 million, of which $0.7 million was attributed to continuing operations and $0.4 million was attributed to discontinued operations. At September 30, 2007 there were no remaining occupancy subleases.

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

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003,

inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In March 2006 and in the year ended September 30, 2007, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million and $1.19 million, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at September 30, 2007, the remaining prepaid asset of $0.3 million will be received within the next twelve months. This is reflected on TeamStaff’s balance sheet as of September 30, 2007 as a current asset, in addition to approximately $150,000 related to current policy deposits.

As of September 30, 2007 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.

Payroll Taxes

TeamStaff has received notices from the Internal Revenue Service (‘‘IRS’’) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets as described in Note 4, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist it in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, such amounts have been recorded in accounts payable in the accompanying balance sheets. Management believes that the ultimate resolution of these payroll tax matters will not have a significant effect on its financial position or results of operations.

Legal Proceedings

RS Staffing Services, Inc.

On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary RS Staffing Services requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing. The subpoena stated that it is issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the DVA. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division, along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provides temporary staffing at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services. The Company is cooperating fully with the Department of Justice investigation.

The government has advised TeamStaff that, based on all the information known to date, the Company is not a target of the government’s investigation and that the government has no intention of indicting TeamStaff.

The Company originally acquired RS Staffing Services in May 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007 the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to September 1, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable on June 8, 2007. At September 30, 2007, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $1.486 million during the fiscal year ended September 30, 2007, as a component of other income (expense). Legal counsel for the Company has reviewed the acquisition contract and based on their analysis of the Company’s rights, the Company has notified the former owners that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.

The Company will pursue the recovery as a right of offset in future periods. Management and its counsel have a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs related to the investigation at September 30, 2007.

Other Matters

As a commercial enterprise and employer, we are subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or cash flows.

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

TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff’s results of operations, financial position or cash flows.

Employment Agreements

From time-to-time, we enter into employment agreements with certain key executives which provide for fixed compensation, criterion for earning bonuses and other incentives and, in certain instances, issuance of share based equity grants. These agreements generally continue until terminated by the employee or the Board of Directors or, upon the occurrence of defined certain events or circumstances (including a defined change in control), and provide for salary continuance for specified periods of generally no more than a year.

During the fiscal year ended September 30, 2007, the Company terminated certain officers and executives, and as a result, incurred severance related expenses of approximately $0.7 million (included in selling, general and administrative expense); at September 30, 2007 the remaining liability from these arrangements was approximately $11,000, which is included in accrued expenses.

Government Assignment of Contracts

Availability of funds under the PNC line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of RS Staffing Services are required to execute ‘‘Acknowledgements of Assignment.’’ There can be no assurance that every RS Staffing Services government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the existing line of credit.

(11)	SHAREHOLDERS’ EQUITY:

Stock Warrants-

The following is a summary of the outstanding warrants to purchase TeamStaff’s common stock at September 30, 2007:

Exercise Period From	Exercise Period To	Exercise Price Per Common Share	Number of Shares of Common Stock Reserved
November 2004	November 2007	$2.50	598,000

During the fiscal year ending September 30, 2007, TeamStaff granted no warrants, no warrants expired unexercised and no warrants were exercised. During the fiscal year ending September 30, 2006, TeamStaff granted no warrants, 26,000 warrants expired unexercised and no warrants were exercised. During the fiscal year ending September 30, 2005, TeamStaff issued 598,000 warrants as part of a private placement offering. During 2005, no warrants expired unexercised and no warrants were exercised. Through November 2007 no warrants were exercised and the 598,000 warrants expired.

Stock Option Plans -

2000 Employee Stock Option Plan

During 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the ‘‘2000 Plan’’) to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff’s common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (‘‘ISOs’’) under Section 422A of the Code, or options which do not so qualify (‘‘Non-ISO’s’’). As of September 30, 2007, there were 149,000 options outstanding under the 2000 Plan.

The 2000 Plan is administered by the Management Resources and Compensation Committee of the Board of Directors (‘‘The Compensation Committee’’). The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs, subject to applicable law; the periods during which each option will be exercisable; and the number of shares subject to each option. The Compensation Committee has full authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto.

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

The Compensation Committee may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay the exercise price or any taxes that may arise in connection with the exercise or cancellation of an option. The Compensation Committee can also permit the payment of the exercise price in the common stock of the Company held by the optionee for at least six months prior to exercise.

Non-Executive Director Plan

In fiscal year 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the ‘‘2000 Director Plan’’) to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the 2000 Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. However, the granting of options to non-employee directors was suspended for fiscal 2007 The 2000 Director Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. For fiscal years 2007, 2006 and 2005 there were no purchases of discounted restricted stock. The 2000 Director Plan replaced the previous Director Plan that expired in April 2000. As of September 30, 2007, there were 87,500 options held by directors outstanding.

Under the 2000 Director Plan, the exercise price for options granted shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided, the exercise price of options granted under the 2000 Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of TeamStaff or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the 2000 Director Plan, expires five (5) years from the date of grant. The Compensation Committee has no discretion to determine which non-executive director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Compensation Committee will make all determinations of the interpretation of the 2000 Director Plan. Options granted under the 2000 Director Plan are not qualified for incentive stock option treatment.

Effective January 19, 2007, the Board of Directors agreed to change the compensation terms for non-employee Board members. The Board agreed to forego all cash compensation in lieu of restricted stock grants. Each non-employee Board member will receive an initial grant under the Company’s 2006 Plan of 15,000 shares of restricted stock following the 2007 annual meeting of shareholders. Additionally, for each Board committee on which such non-employee Board member serves, the Board member will receive a grant of 2,500 shares of restricted stock following the 2007 annual meeting of shareholders. On October 3, 2007, 120,000 shares of restricted stock were issued. Fifty percent (50%) of all such shares of restricted stock shall vest when the volume-weighted average share price of the Company’s common stock over any twenty consecutive trading days exceeds the price on the date of grant by 20%, with the remaining fifty percent (50%) vesting one year thereafter. In accordance with FAS 123(R) the Company will not recognize expense on 120,000 shares of this award until it is probable that these performance conditions will be achieved. Such charges could be material in future periods. Future annual grants shall be determined by the Compensation Committee. Non-employee Board members also receive reimbursement of their Board travel, cell phone and similar expenses.

The following tables summarize the activity in TeamStaff’s various stock option plans for the years ended September 30, 2007, 2006, and 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Pretax Intrinsic Value
Options outstanding, September 30, 2004	1,226,941	$3.59	3.6	$0
Granted	315,000	$1.89
Exercised	—	—
Cancelled	(223,941)	$4.27
Options outstanding, September 30, 2005	1,318,000	$3.07	3.4	$0
Granted	30,000	$1.29
Exercised	—	—
Cancelled	(455,000)	$3.98
Options outstanding, September 30, 2006	893,000	$2.65	2.6	$0
Granted	—	—
Exercised	—	—
Cancelled	(656,500)	$2.68
Options outstanding, September 30, 2007	236,500	$2.20	2.2	$0

As of September 30, 2007, 2006, and 2005, 236,500, 863,000 and 1,283,000 options, respectively, had vested and were exercisable.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on those dates. This amount changes based on the fair market value of the Company’s stock.

The weighted average fair value of options granted during fiscal 2005 and 2006 was $0.84 and $0.43, respectively. There were no options granted during fiscal 2007.

2006 Long Term Incentive Plan

The Board of Directors adopted the 2006 Plan on January 17, 2006. The shareholders approved the 2006 Plan at the annual meeting on April 27, 2006. The Company reserved an aggregate of 5,000,000 shares of common stock for issuance under the 2006 Plan. The maximum number of shares of common stock that may be delivered to participants under the 2006 Plan equals the sum of: (a) 5,000,000 shares of common stock; (b) any shares subject to awards granted under the 2000 Plan and the 2000 Director Plan (collectively, the ‘‘2000 Plans’’), which are forfeited, expired, canceled or settled in cash without delivery of such shares to the participant or otherwise is terminated without a share issuance; (c) any shares tendered by participants or withheld in payment of the exercise price of options or to satisfy withholding taxes under the 2000 Plans; and (d) any shares repurchased with the proceeds of options exercised under the 2000 Plans.

Administration.    The 2006 Plan is administered by the Compensation Committee. The 2006 Plan authorizes the Compensation Committee to select those participants to whom awards may be granted, to determine whether and to what extent awards are granted, to determine the number of shares of common stock or other considerations to be covered by each award, to determine the terms and conditions of awards, to amend the terms of outstanding awards, and to take any other action consistent with the terms of the 2006 Plan as the Compensation Committee deems appropriate.

Terms and Conditions of Awards.    The Compensation Committee is authorized to make any type of award to a participant that is consistent with the provisions of the Plan. Awards may consist of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash awards or any combination of these types of awards.

Subject to the terms of the 2006 Plan, the Compensation Committee determines the provisions, terms and conditions of each award. The Compensation Committee may grant awards subject to vesting schedules or restrictions and contingencies in the company’s favor. However, the awards may be subject to acceleration such that they become fully vested, exercisable and released from any restrictions or contingencies upon the occurrence of a change of control (as defined in the 2006 Plan). The Compensation Committee may provide that stock-based awards earn dividends or dividend equivalents, which may be paid in cash or shares or may be credited to an account designated in the name of the participants. Participants may also be required or permitted to defer the issuance of shares or cash settlements under awards including under other deferred compensation arrangements of the company. Each option granted under the 2006 Plan will be designated as either an incentive stock option or a non-statutory stock option. No option or stock appreciation right may be granted with a term of more than 10 years from the date of grant.

Performance shares or cash awards will depend on achievement of performance goals based on one or more performance measures determined by the Compensation Committee over a performance period as prescribed by the Compensation Committee of not less than one year and not more than five years. Performance goals may be established on a corporate-wide basis or as to one or more business units, divisions or subsidiaries, and may be in either absolute terms or relative to the performance of one or more comparable companies on an index covering multiple companies. ‘‘Performance measures’’ means criteria established by the Compensation Committee from time to time prior to granting the performance shares or cash awards.

Exercise Price.    The 2006 Plan authorizes the Compensation Committee to grant options and stock appreciation rights at an exercise price of not less than 100% of the fair market value of the shares on the date of grant. The Compensation Committee has the right to provide post-grant reduction in exercise price to reflect any floating index as specified in an award agreement. The exercise price is generally payable in cash, check, surrender of pre-owned shares of common stock, broker-dealer exercise and sale, or by such other means determined by the Compensation Committee.

Option Repricing Prohibited.    The exercise price for any outstanding option or stock appreciation right may not be decreased after the date of grant, nor may any outstanding option or stock appreciation right be surrendered as consideration for the grant of a new option or stock appreciation right with a lower exercise price.

A summary of activity in restricted stock is as follows:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Restricted stock issued in 2006 and outstanding, September 30, 2006	220,000	$1.70
Granted	230,000	$1.07
Issued	(40,000)	$1.23
Cancelled	(190,000)	$1.47
Restricted stock outstanding, September 30, 2007	220,000	$1.33

At September 30, 2007 the Company had reserved 1,054,500 shares of common stock for issuance under various option, shares and warrant plans and arrangements. At December 31, 2007 the amount of reserved shares was 576,500. Such decrease was a result of expired warrants, offset by a grant to non-executive directors.

Treasury Stock

During fiscal years 2007, 2006 and 2005, TeamStaff did not repurchase any of its common stock.

(12)    QUARTERLY FINANCIAL DATA (UNAUDITED):

(Amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2007
Net revenues	$16,720	$17,045	$16,613	$16,504
Gross profit	2,539	2,481	2,976	3,034
(Loss) income from operations	(810)	(1,026)	(240)	43
Loss from continuing operations (1)	(698)	(1,011)	(1,291)	(374)
Income (loss) from discontinued operations net of tax (2)	185	10	48	(1,562)
Net loss	(513)	(1,001)	(1,243)	(1,936)
Income (loss) per share – Basic and Diluted	$(0.03)	$(0.05)	$(0.06)	$(0.10)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2006
Net revenues	$18,630	$17,721	$17,862	$17,431
Gross profit	3,060	2,916	3,007	2,802
Loss from operations	(659)	(663)	(503)	(583)
Loss from continuing operations (3)	(489)	(507)	(345)	(17,196)
Income (loss) from discontinued operations net of tax (4)	471	295	4,539	(15)
Net (loss) income	(18)	(212)	4,194	(17,211)
Loss per share – Basic and Diluted	$(0.01)	$(0.01)	$0.22	$(0.89)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2005
Net revenues	$8,352	$8,765	$11,303	$18,855
Gross profit	1,559	1,725	1,810	3,128
Loss from operations	(1,353)	(1,413)	(1,702)	(490)
Loss from continuing operations	(800)	(849)	(1,050)	(366)
Income (loss) from discontinued operations net of tax	221	228	(200)	327
Net loss	(579)	(621)	(1,250)	(39)
Loss per share – Basic and Diluted	$(0.03)	$(0.04)	$(0.07)	$(0.00)
(1)	Loss from continuing operations in the 3rd and 4th quarter of fiscal year 2007 includes charges of $1.5 million for RS Staffing legal costs described in Note 10.
(2)	Loss from discontinued operations, net of tax, in the 4th quarter of fiscal year 2007 of $1.6 million includes a charge of $1.5 million for the writedown of assets from fair market value to carrying value for Nursing Innovations per diem as described in Note 4.
(3)	Loss from continuing operations in the 4th quarter of fiscal year 2006 of $17.1 million includes the establishment of deferred tax asset valuation allowance of $16.9 million as described in Note 5.
(4)	Income from discontinued operations, net of tax, in the 3rd quarter of fiscal year 2006 of $4.4 million includes gain from the sale of DSI as described in Note 4.

(13)    EMPLOYEE BENEFIT PLANS:

As of September 30, 2007, TeamStaff and its subsidiaries currently maintain two defined contribution or pension plans

As of January 1, 2004, TeamStaff adopted the TeamStaff 401(k) Plan (the ‘‘401(k) Plan’’) for the benefit of its eligible internal and temporary staffing employees. Any TeamStaff corporate employee and any TeamStaff Rx temporary staffing employee, is eligible for participation in the 401(k) Plan upon completing one year of service with TeamStaff. TeamStaff may provide a discretionary matching contribution of 25% of each of the first 4% of a participant’s elective contributions under the 401 (k) Plan. TeamStaff recorded related expense of $27,000, $35,000, and $76,000 respectively, in fiscal year 2007, 2006 and 2005. A participant is always fully vested in his or her elective contributions and vest in Company matching contributions over a four year period.

RS Staffing Services previously maintained a 401 (k) retirement plan for the benefit of its internal and staffing employees (the ‘‘RS Staffing Plan’’). Employees were eligible to participate upon meeting certain length of service and minimum compensation requirements. RS Staffing Services did not provide a discretionary matching contribution. Effective January 1, 2006, the Company terminated the RS Staffing Plan. RS Staffing Services employees who were eligible for the 401 (k) Plan adopted in 2004 were given the opportunity to roll their money over into the 401(k) Plan. The RS Staffing Plan is closed and all filings pursuant to the RS Staffing Plan have been completed and there are no further assets residing in the RS Staffing Plan.

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

SERP participants were also provided with a split dollar life insurance policy (‘‘Policy’’), insuring the life of the participant until the participant reached age 65. Although the participant was the owner of the Policy, TeamStaff paid all Policy premiums. Each participant collaterally assigned the Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant’s right to the Policy vested in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant’s 65th birthday (and in certain other circumstances provided by the Policy agreement), TeamStaff was to release the collateral assignment of the Policy provided the participant released TeamStaff from all obligations the Company may have had with respect to the participant (including those under the SERP).

The following table illustrates TeamStaff’s changes in benefit costs and pension benefit obligations for the fiscal years ended September 30, 2007 and September 30, 2006 under the SERP.

(Amounts in thousands)	Fiscal Year
	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$598	$872
Service cost	—	—
Interest Cost	28	20
Benefits paid	(280)	(294)
Actuarial loss	—	—
Benefit obligation at end of year	$346	$598
Change in plan assets
Employer contribution	$280	$294
Benefits paid	(280)	(294)
Fair value of plan assets at end of year	$—	$—
Reconciliation of funded status
Funded status	$(346)	$(598)
Unrecognized net actuarial (gain)/loss	55	147
Net amount recognized	$(291)	$(451)
Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit liability	$(346)	$(598)
Accumulated other comprehensive income	55	147
Net amount recognized	$(291)	$(451)
Assumptions used to determine benefit obligations at September 30:
Discount rate used to determine net periodic benefit costs and benefit obligations	3.00%	3.00%

	2007	2006	2005
Components of net periodic benefit cost are as follows:
Interest cost	$28	$19	$32
Recognized actuarial loss	43	36	63
Net periodic benefit cost	71	55	95
Settlement charges	57	82	193
Total benefit cost	$128	$137	$288
Other disclosure items at end of year:
Accumulated benefit obligation	$346	$598	$872
Fair value of plan assets	—	—	—
Increase in minimum liability included in other comprehensive income	$(100)	$(117)	$(255)

For unfunded plans, contributions to the SERP are the benefit payments made to participants. TeamStaff made $280,000 in benefit payments during fiscal year 2007, $294,000 during fiscal year 2006 and $588,000 during fiscal year 2005. The following benefit payments are expected to be paid in future fiscal years:

Fiscal year ending	Pension Benefits
2008	$280,000
2009	$71,000

During fiscal year 2004, TeamStaff and plan participants agreed on optional payment forms effectively accelerating benefit payments. Beginning in fiscal year 2004 and ending in fiscal year 2009, the SERP settles liabilities by paying benefit obligations to participants. Each quarter, a settlement charge will be recognized to account for settling of liabilities. A settlement charge of $57,000, $82,000 and $193,000 was recognized during fiscal 2007, 2006 and 2005, respectively.

The FASB issued SFAS No. 158, ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans’’ which was adopted in the fiscal year ended September 30, 2007 with no effect on the Company’s consolidated financial statements.

(14)    ECONOMIC DEPENDENCY:

A major customer is defined as a customer from which the Company derives at least 10% of its revenues. For fiscal year ended September 30, 2007, two RS Staffing Services customers each represent 10% or more of the Company’s overall consolidated revenues. For the fiscal year ended September 30, 2007, RS Staffing Services generated approximately 63.6% of the Company’s overall consolidated revenues from agencies of the United States Government.

For fiscal year ended September 30, 2006, one RS Staffing Services customer represents 10% or more of the Company’s overall consolidated revenues. For the fiscal year ended September 30, 2006, RS Staffing Services generated approximately 56.3% of the Company’s overall consolidated revenues from agencies of the United States Government.

Accounts receivable from agencies of the United States Government totaled $5.7 million and $5.3 million at September 30, 2007 and 2006, respectively.

(15)    NASDAQ LISTING:

The Company’s common stock is currently traded on The Nasdaq Global Market under the symbol ‘‘TSTF.’’ On December 31, 2007, the closing bid price of a share of the Company’s common stock was $0.70. If the Company fails to meet any of the continued listing standards of The Nasdaq Global Market, the Company’s common stock will be delisted from The Nasdaq Global Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price.

On July 6, 2007, the Company received a Nasdaq Staff Deficiency Letter from The Nasdaq Stock Market notifying the Company that the closing price per share of the Company’s common stock was below the $1.00 minimum bid price requirement for 30 consecutive trading days and that, as a result, the Company no longer meets The Nasdaq Stock Market’s minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5). Nasdaq provided the Company with 180 calendar days, or until January 2, 2008, to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of the Company’s common stock must remain above $1.00 for a minimum of ten consecutive trading days during the 180-day compliance period. If this occurs, Nasdaq will provide the Company with written notification of compliance. However, if the Company does not regain compliance by January 2, 2008 its common stock will be delisted from The Nasdaq Global Market. As of January 2, 2008 the Company did not regain compliance and on January 4, 2008, the Company received a notice that its common stock will be delisted. Nasdaq rules permit the Company to appeal any delisting determination by the Nasdaq staff to a Nasdaq Listings Qualifications Panel and the Company intends to appeal such determination. Its appeal will stay the suspension and delisting of its common stock pending a decision by a Nasdaq Listing Qualifications Panel. In addition, the Company’s board of directors has authorized the approval of a reverse stock split in order to facilitate its ability to regain compliance with the continuing listing standards of The Nasdaq Global Market. In the event that such a delisting determination was based solely on non-compliance with the minimum bid price rule, the Company may be permitted to transfer the listing of its common stock to The Nasdaq Capital Market if the Company satisfies all criteria for initial inclusion on such market other than compliance with the minimum bid price requirement. In the event of such a transfer, the Nasdaq Marketplace Rules provide that the Company would be granted an additional 180 calendar days to comply with the minimum bid price rule while on The Nasdaq Capital Market. The 180-day compliance period relates exclusively to the Company’s bid price deficiency. The Company may be delisted during the 180-day period for failure to maintain compliance with any other listing requirement which occurs during this period.

If the Company’s common stock were to be delisted from The Nasdaq Capital Market, trading of the common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. At present, no assurances can be given that the Company will be successful in remaining listed on The Nasdaq Global Market or The Nasdaq Capital Market.

SCHEDULE I

TEAMSTAFF, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005
(Amounts in thousands)

(a) Description	(b) Balance at Beginning of Year	(c) Additions Charged to Costs and Expenses	(d) Deductions – Net Write-Offs	(e) Balance at End of Year
Year Ended September 30, 2007
Allowance for doubtful accounts on trade receivables	$44	$126	$(153)	$17
Deferred tax valuation allowance	$11,053	$790	$—	$11,843
Year Ended September 30, 2006
Allowance for doubtful accounts on trade receivables	$8	$98	$(62)	$44
Deferred tax valuation allowance	$—	$16,851	$(5,798)	$11,053
Year Ended September 30, 2005
Allowance for doubtful accounts on trade receivables	$4	$15	$(11)	$8

S-1