Form 10-Q
period 2007-12-31
TEAMSTAFF INC
filed 2008-02-14
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 0-18492

TEAMSTAFF, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1899798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Executive Drive, Suite 130 Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

(877) 523-9897

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES       NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 19,403,366 shares of Common Stock, par value $.001 per share, were outstanding as of February 13, 2008.

TEAMSTAFF, INC.
FORM 10-Q
For the Quarter Ended December 31, 2007

Part I — FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

ASSETS	DECEMBER 31, 2007	SEPTEMBER 30, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$535	$592
Accounts receivable, net of allowance for doubtful accounts of $24 and $17 at December 31, 2007 and September 30, 2007, respectively	7,064	8,279
Prepaid workers’ compensation	479	468
Assets held for sale	470	490
Other current assets	607	642
Total current assets	9,155	10,471
EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,276	3,276
Computer equipment	564	561
Computer software	1,070	995
Leasehold improvements	41	41
	4,951	4,873
Less accumulated depreciation and amortization	(4,208)	(4,132)
Equipment and improvements, net	743	741
TRADENAME	4,569	4,569
GOODWILL	10,305	10,305
OTHER ASSETS	74	82
TOTAL ASSETS	$24,846	$26,168

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

LIABILITIES AND SHAREHOLDERS’ EQUITY	DECEMBER 31, 2007	SEPTEMBER 30, 2007
	(unaudited)
CURRENT LIABILITIES:
Bank line of credit	$7	$—
Notes payable	1,500	1,500
Current portion of capital lease obligations	66	63
Accrued payroll	1,664	1,581
Accrued pension liability	141	280
Accounts payable	3,220	3,727
Accrued expenses and other current liabilities	966	1,756
Liabilities from discontinued operations	233	263
Total current liabilities	7,797	9,170
CAPITAL LEASE OBLIGATIONS, net of current portion	181	183
ACCRUED PENSION LIABILITY, net of current portion	67	66
OTHER LONG TERM LIABILITIES, net of current portion	144	155
Total liabilities	8,189	9,574
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; 0 issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 19,410 and 19,290 at December 31, 2007 and September 30, 2007, respectively; outstanding 19,403 and 19,283 at December 31, 2007 and September 30, 2007, respectively	19	19
Additional paid-in capital	68,725	68,712
Accumulated deficit	(52,045)	(52,080)
Accumulated comprehensive losses	(18)	(33)
Treasury stock, 7 shares at cost at December 31, 2007 and September 30, 2007	(24)	(24)
Total shareholders’ equity	16,657	16,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,846	$26,168

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the three months ended December 31,
	2007	2006
REVENUES	$15,459	$16,720
DIRECT EXPENSES	12,684	14,181
Gross profit	2,775	2,539
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,557	3,258
DEPRECIATION AND AMORTIZATION	89	91
Income (loss) from operations	129	(810)
OTHER INCOME (EXPENSE):
Interest income	9	23
Interest expense	(36)	(57)
Other income	35	51
Legal expense related to pre-acquisition activity of acquired company	(101)	—
	(93)	17
Income (loss) from continuing operations before tax	36	(793)
INCOME TAX BENEFIT	—	95
Income (loss) from continuing operations	36	(698)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS:
(Loss) income from operations, net of tax benefit of $0 and $14 for quarters ended December 31, 2007 and 2006, respectively	(1)	108
Income from disposal, net of tax expense of $48 for quarter ended December 31, 2006	—	77
	(1)	185
Net income (loss)	35	(513)
OTHER COMPREHENSIVE INCOME:
Minimum pension liability adjustment	15	23
COMPREHENSIVE INCOME (LOSS)	$50	$(490)
EARNINGS (LOSS) PER SHARE – BASIC AND DILUTED
Income (loss) from continuing operations	$0.00	$(0.04)
Income from discontinued operations	0.00	0.01
Net earnings (loss) per share	$0.00	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC	19,439	19,254
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND EQUIVALENTS OUTSTANDING – DILUTED	19,525	19,254

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the three months ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35	$(513)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of divested businesses:
Depreciation and amortization	89	91
Compensation expense related to director stock option grants	—	3
Compensation expense related to employee restricted stock grants	13	31
Provision for (recovery of) doubtful accounts	7	(5)
Gain on sale of DSI Payroll Services Division	—	(77)
Changes in operating assets and liabilities, net of divested businesses:
Accounts receivable	1,208	(125)
Other current assets	24	(40)
Other assets	5	11
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(1,214)	(227)
Other long term liabilities	(11)	—
Pension liability	(138)	(119)
Cash flows from discontinued operations	(2)	(48)
Net cash provided by (used in) operating activities	16	(1,018)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment, leasehold improvements and software	(78)	(30)
Net cash used in investing activities	(78)	(30)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving line of credit	2,396	—
Payments on revolving line of credit	(2,389)	—
Repayments on capital leases obligations	(16)	(13)
Net comprehensive income on pension	15	23
Cash flows from discontinued operations	(1)	(2)
Net cash provided by financing activities	5	8
Net decrease in cash and cash equivalents	(57)	(1,040)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	592	2,157
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$535	$1,117
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for –
Interest	$23	$44
Income taxes	$30	$457

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

(1)    Organization and business:

TeamStaff, Inc., a New Jersey corporation (‘‘TeamStaff’’ or the ‘‘Company’’), was founded in 1969 as a payroll service company and evolved into a national provider of temporary and permanent medical and administrative staffing services. Effective October 23, 2007, TeamStaff’s corporate headquarters is in Somerset, New Jersey. Previously, the Company’s corporate headquarters was located in Atlanta, Georgia. TeamStaff has offices located in Clearwater, Florida; Monroe, Georgia; and Somerset, New Jersey.

When we use the term ‘‘TeamStaff,’’ or the ‘‘Company’’ we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and TeamStaff Rx, Inc. (‘‘TeamStaff Rx’’) and TeamStaff Government Solutions, Inc. (‘‘TeamStaff GS’’), two wholly-owned subsidiaries of TeamStaff, Inc. On February 12, 2008, the Company announced the name change of RS Staffing Services, Inc., a Monroe, Georgia-based provider of medical and office administration/technical professionals acquired in June 2005, to TeamStaff Government Solutions, Inc. TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization (‘‘PEO’’) business in fiscal year 2004 and other Company business changes, these ‘‘other’’ subsidiaries are not actively operating. References in this filing to ‘‘TeamStaff,’’ the ‘‘Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to TeamStaff, Inc. and its wholly owned subsidiaries.

TeamStaff provides specialized medical, nursing and administrative staffing services. TeamStaff provides allied healthcare and nursing professionals and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing travel allied medical employees and nurses (typically on a thirteen-week assignment basis), as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for over 250 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical and office administration/technical professionals through Federal Supply Schedule (‘‘FSS’’) contracts with both the United States General Services Administration (‘‘GSA’’) and United States Department of Veterans Affairs (‘‘DVA’’). TeamStaff GS places temporary employees at over 70 facilities.

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

(2)    significant accounting policies:

Recently Issued Accounting Pronouncements Affecting the Company

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. TeamStaff conducts business solely in the US and, as a result, files income tax returns for US, New Jersey and various other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. Given the Company’s substantial net operating loss carryforwards, which are subject to a full valuation allowance, as well as the historical operating losses in prior periods, the adoption of FIN 48 on October 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of December 31, 2007.

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

Effective January 19, 2007, the Board of Directors changed the compensation terms for non-employee Board members. The Board agreed to forego all cash compensation in lieu of restricted stock grants. Each non-employee Board member received an initial grant under the Company’s 2006 Long-Term Incentive Plan of 15,000 shares of restricted stock following the 2007 annual meeting of shareholders. Additionally, for each Board committee on which such non-employee Board member served, the Board member received a grant of 2,500 shares of restricted stock following the 2007 annual meeting of shareholders. Fifty percent (50%) of all such shares of restricted stock shall vest when the volume-weighted average share price of the Company’s common stock over any 20 consecutive trading days exceeds the price on the date of grant by 20%, with the remaining fifty percent (50%) vesting one year thereafter. Future annual grants shall be determined by the Company’s Compensation Committee. Non-employee Board members also receive reimbursement of their Board-related travel, cell phone and similar expenses.

Effective as of October 1, 2007, our Board determined to reinstitute a cash compensation policy for non-executive directors. Accordingly, the Board established the following cash compensation terms for the members of the Board and committees: The annual director fee for our non-executive directors is $15,000. The Chairman of Board and the Audit Committee Chairman shall receive an additional $3,500 per year. The Vice Chairman of the Board, Chairman of the Management Resources and Compensation Committee and Chairman of the Nominating and Corporate Governance Committee shall each receive an additional $2,500 per year. Each non-executive director shall be awarded an annual grant of 15,000 shares of restricted common stock pursuant to the Company’s 2006 Long Term Incentive Policy following the Company’s annual meeting of shareholders to be held in 2008, provided that such award shall vest as follows: (A) 50% of the Award shall vest when the volume-weighted average share price over any 20 consecutive trading days exceeds the price per share of common stock on the date of grant by 20%; and (B) 50% of the Award shall vest one year from the vesting specified in (A) above. Each non-executive director shall be eligible for an additional annual grant of 5,000 shares of restricted stock for each committee membership held by a non-executive director following the Company’s annual meeting to be held in 2008, with such under the Company’s 2006 Long Term Incentive Plan, with such additional award to be fully vested on the date of grant. Reasonable and customary expenses incurred in attending the board and committee meetings are reimbursable.

In adopting Statement of Financial Accounting Standards (‘‘FAS’’) No. 123 (revised 2004), Share-Based Payment (‘‘FAS 123(R)’’), the Company applied the modified prospective approach to transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123. Stock option compensation expense in 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. As a result of the adoption of FAS 123(R), the Company’s results for the three months ended December 31, 2007 and 2006 include share-based compensation expense for options totaling approximately $0 and $3,000. The Company did not recognize related tax benefits associated with its share-based compensation arrangements for the three months ended December 31, 2006. As of December 31, 2007, there was no remaining unrecognized compensation expense related to non-vested stock option awards to be recognized during the current fiscal year.

During the three months ended December 31, 2007, TeamStaff did not grant any options, 9,000 options expired or were cancelled unexercised and no options were exercised. There were 227,000 options outstanding as of December 31, 2007. During the three months ended December 31, 2006, TeamStaff did not grant any options, no options expired or were cancelled unexercised, and no options were exercised. There were 893,000 options outstanding as of December 31, 2006.

During the three months ended December 31, 2007, TeamStaff granted 120,000 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan as described above. The shares of restricted stock were awarded and valued at the closing price on the award date of $0.84. In accordance with FAS 123(R) the Company will not recognize expense until it is probable that these conditions will be achieved. Such charges could be material in future periods. During the three months ended December 31, 2006, TeamStaff did not grant any shares of restricted stock.

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2007	236,500	$2.20	2.2	$—
Granted	—
Exercised	—
Cancelled	(9,000)	$2.97
Options outstanding, December 31, 2007	227,500	$2.16	2.1	$—
Options exercisable December 31, 2007	227,500	$2.16	2.1	$—

	Number Of Shares	Weighted Average Grant-Date Fair Value
Restricted stock outstanding, September 30, 2007	220,000	$1.33
Granted	120,000	0.83
Cancelled	—
Restricted stock outstanding, December 31, 2007	340,000	$1.15

As of December 31, 2007, approximately $68,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 1.4 years. This amount does not include compensation costs, if any, related to conditional restricted stock awards.

Earnings (Loss) Per Share

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

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended December 31,
(Amounts in thousands)	2007	2006
Weighted average number of common shares outstanding – basic	19,439	19,254
Incremental shares for assumed conversion of stock options/warrants	86	—
Weighted average number of common shares outstanding – diluted	19,525	19,254

Stock options, warrants and restricted stock outstanding at December 31, 2007 to purchase 227,500 shares of common stock and at December 31, 2006 to purchase 1,491,000 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative factors, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative factors, including historic and current taxable losses, as well as uncertainties and limitations related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax asset was necessary in fiscal 2006. For the year ended September 30, 2007, the Company did not record a tax benefit for net operating losses. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely that not that all or a portion of the deferred tax assets can be utilized subject to annual limitations and prior to the expiration of net operating loss carryforwards. The net carrying value of the deferred tax asset was $0 (net of valuation allowance of approximately $11.8 million) at September 30, 2007 and December 31, 2007. The income tax benefit of $95,000 for the quarter ended December 31, 2006 is attributable to an over-accrual of estimated state taxes.

The Company has available approximately $27.6 million in net operating loss carry forwards for U.S. tax return purposes that begin to expire in 2021 and continue to expire through 2027.

Accumulated Comprehensive Income (Loss) and Minimum Pension Liability Adjustment

A minimum pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The minimum pension liability adjustment is recorded as a component of ‘‘Accumulated comprehensive income’’ on the balance sheet and is reflected in Statement of Comprehensive Income (Loss) as ‘‘Minimum pension liability adjustment.’’ The Company used a discount rate of 3.0% each to calculate the projected benefit obligation and the periodic benefit cost calculation for the three months ended December 31, 2007. The Company recorded a gain from such adjustment of $15,000 and $23,000 for the three months ended December 31, 2007 and 2006, respectively. At December 31, 2007 and September 30, 2007, accumulated comprehensive loss on the balance sheet reflects the cumulative balance due to the minimum pension liability adjustment.

(3)    RECENT EVENTS:

On February 12, 2008 the Company announced the name change of its Monroe, Georgia based subsidiary, RS Staffing Services, Inc., to TeamStaff Government Solutions, Inc. The name change reflects the subsidiary’s expanding service offerings in providing staffing for government logistical support positions through its LogWorld GSA Schedule, as well as providing medical and office administration/technical professionals through nationwide FSS contracts.

Effective January 27, 2008, the Company sold substantially all of the assets of its Nursing Innovations per diem business as described more fully below in Note 4.

(4)    DISCONTINUED OPERATIONS:

Based on an analysis of historical and forecasted results and the Company’s strategic initiative to focus on core business, in the fourth quarter of fiscal 2007, the Company approved and committed to a formal plan to divest the operations of the Nursing Innovations per diem nursing business (‘‘Per Diem’’), based at its Memphis, Tennessee location. In evaluating the facets of Per Diem’s operations, management concluded that this business component meets the definition of a discontinued operation (as defined in SFAS 144, ‘‘Accounting for the Impairment or Disposal of Long – Lived Assets’’). Accordingly, the results of operations, cash flows and related assets and liabilities of Per Diem have been reclassified in the accompanying consolidated financial statements from those of continuing businesses.

Effective January 27, 2008, the Company sold substantially all of the assets of its Nursing Innovations per diem nursing business to Temps, Inc. for $0.45 million. The general terms of the transaction were an all-cash sale for $0.45 million, subject to an escrow of $90,000 for potential post-closing contingencies. Management believes that the collection of the escrow will be collected in the fourth quarter of fiscal 2008.

Net revenues for the Nursing Innovations per diem operations for the three months ended December 31, 2007 and 2006 were $0.5 million and $0.8 million, respectively.

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

There were no net revenues for the DSI division for the three months ended December 31, 2007 and 2006.

The following chart details assets and liabilities from all discontinued operations:

	December 31, 2007	September 30, 2007
ASSETS
Accounts receivable	$248	$257
Total current assets	248	257
Fixed assets	222	222
Accumulated depreciation	(167)	(156)
Net fixed assets	54	66
Goodwill and intangibles	167	167
Total assets	$470	$490
LIABILITIES
Current portion capital leases	$7	$9
Accrued expenses and other current liabilities	212	223
Total current liabilities	219	232
Long term capital leases	14	31
Total liabilities	$233	$263

Liability Balances	September 30, 2007 Balance	Expensed This Year	Paid This Year	December 31, 2007 Balance
(amounts in thousands)
Current portion capital leases	$9	$—	$(2)	$7
Accrued expenses and other current liabilities	223	—	(11)	212
Long term capital leases	31	—	(17)	14
Total	$263	$—	$(30)	$233

(5)    COMMITMENT AND CONTINGENCIES:

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

Legal Proceedings

On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary formerly known as RS Staffing Services requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing. The subpoena stated that it is issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the DVA. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division, along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provides temporary staffing at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services. The Company is cooperating fully with the Department of Justice investigation.

The government has advised TeamStaff that, based on all the information known to date, the Company is not a target of the government’s investigation and that the government has no intention of indicting TeamStaff.

The Company originally acquired RS Staffing Services in May 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007 the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to September 1, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable on June 8, 2007. As of December 31, 2007, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $1.486 million during the fiscal year ended September 30, 2007, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $0.1 million during the quarter ended December 31, 2007, as a component of other income (expense). Cumulative costs related to this matter approximate $1.6 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.

The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs related to the investigation at December 31, 2007.

Potential Contractual Billing Adjustments

TeamStaff GS is seeking approval from the federal government for retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers which the Administrator of the Wage and Hour Division of the U.S. Department of Labor has determined to be prevailing in a given locality. Contractors performing services for the federal government are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. The Company estimates that such billings could approximate $2.5 million to $4.0 million, with corresponding gross profit estimated to be between $375,000 and $600,000. The Company is currently in discussions with the

Department of Labor and government contracting personnel to obtain the appropriate approvals for such pay and billing adjustments. No assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

(6)    PREPAID WORKERS’ COMPENSATION:

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

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In March 2006 and in the year ended September 30, 2007, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million and $1.19 million, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at December 31, 2007, the remaining prepaid asset of $0.3 million will be received within the next twelve months. This is reflected on TeamStaff’s balance sheet as of December 31, 2007 as a current asset, in addition to approximately $150,000 related to current policy deposits.

As of December 31, 2007 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.

(7)    DEBT:

In connection with the acquisition of TeamStaff GS, formerly known as RS Staffing Services, TeamStaff secured financing with PNC Bank in the form of a $7.0 million revolving credit facility. The credit facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing Services; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances under the credit facility bear interest at either a PNC Bank internal rate that approximates the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants includinga fixed charge coverage ratio if the Company fails to maintain invested cash and line availability minimum requirements. As of September 30, 2007, TeamStaff was in compliance with all loan covenants. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets. The facility was paid off with the proceeds from the sale of DSI on May 31, 2006 and the line was not drawn upon subsequently until February 8, 2007. The line was not been drawn upon from the second quarter of fiscal year 2007 until the first quarter of fiscal 2008. As of December 31, 2007, there was $7,000 of debt outstanding under the credit facility and $4.7 million remains available under the line, based on defined billed accounts receivable. The interest rate on the facility effective at December 31, 2007 and 2006 was 7.5% and 8.5%, respectively.

In connection with the acquisition of RS Staffing Services, TeamStaff issued two promissory notes to the former owners of RS Staffing Services as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by PNC Bank described above. One half of the principal ($1.5 million) and interest ($150,000) was due on June 8, 2006 and payment was made in the amount of $1.65 million. The remaining principal and interest was due in June 2007. As described in Part II, Item 1 below, effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date of the $1.5 million note payable and accrued interest that was payable on June 8, 2007 until September 1, 2008.

Based on contractual terms of the initial agreement and the status of the parties’ discussions, long-term debt at December 31, 2007 and September 30, 2007 is classified as a current liability.

(8)    STOCK WARRANTS:

During the three months ended December 31, 2007, no warrants were issued, warrants to purchase 598,000 shares of common stock expired unexercised and no warrants were exercised. The Company has no remaining outstanding warrants. During the three months ended December 31, 2006, no warrants were issued, no warrants expired unexercised and no warrants were exercised.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2007 and our other reports filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of TeamStaff’s 2007 Annual Report on Form 10-K as well as ‘‘Critical Accounting Policies’’ contained therein for a detailed discussion on the application of these and other accounting policies.

Recently Issued Accounting Pronouncements Affecting the Company

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. TeamStaff conducts business solely in the US and, as a result, files income tax returns for US, New Jersey and various other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. Given the Company’s substantial net operating loss carryforwards, which are subject to a full valuation allowance, as well as the historical operating losses in prior periods, the adoption of FIN 48 on October 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of December 31, 2007.

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

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In March 2006 and in the year ended September 30, 2007, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million and $1.19 million, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at December 31, 2007, the remaining prepaid asset of $0.3 million will be received within the next twelve months. This is reflected on TeamStaff’s balance sheet as of December 31, 2007 as a current asset, in addition to approximately $150,000 related to current policy deposits.

As of December 31, 2007 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.

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

At December 31, 2007, the Company provided a 100% deferred tax valuation allowance of approximately $11.8 million. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative factors, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that negative factors, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. The Company is providing a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. The establishment of the deferred tax asset allowance does not preclude the Company from reversing any or all of the allowance in future periods if the Company believes the positive factors are sufficient enough to utilize the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry forward limitations and periods permitted by law.

Overview

TeamStaff provides specialized medical, nursing and administrative staffing services and allied healthcare and nursing professionals and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing travel allied medical employees and nurses (typically on a thirteen-week assignment basis), as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for over 250 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical and office administration/technical professionals through Federal Supply Schedule (‘‘FSS’’) contracts with both the United States General Services Administration (‘‘GSA’’) and United States Department of Veterans Affairs (‘‘DVA’’). TeamStaff GS places temporary employees at over 70 facilities.

The Company has implemented several initiatives to position the staffing services subsidiaries for growth in fiscal 2008. Sales initiatives include assessing, restructuring and adding to its sales force and recruiting efforts, restructuring sales force incentive compensation to better reflect pay for performance and continued management of a pricing and gross margin improvement plan. The Company hired a Director of Sales experienced in allied and nurse travel staffing to oversee the sales efforts at TeamStaff Rx and a Director of Sales with government contract bid experience at TeamStaff GS. In addition, TeamStaff Rx hired several sales and recruiting managers experienced in the staffing industry. As part of the marketing initiative, the Company hired an experienced Marketing Manager. Recent efforts to build marketing presence include the launching of new TeamStaff Rx, TeamStaff GS and corporate websites, implementing an aggressive print advertisement campaign, and revising our strategic marketing communications plan in an effort to attract allied medical and nurse travelers. Additionally we have added several marketing events to our tradeshow calendar in order to increase our brand recognition and participation in both the commercial and government sectors. This added exposure is allowing us to introduce our suite of offerings to an expanded market. We initiated a corporate branding campaign which will promote consistency and brand recognition as well as increase TeamStaff’s visibility in the marketplace. In February 2008 we announced the renaming of RS Staffing Services, the Company’s government staffing subsidiary, to TeamStaff Government Solutions. The name change reflects the subsidiary’s expanding service offerings in providing staffing for government logistical support positions. To assist with logistics staffing contract expansion, the Company hired a Director of Operations with logistics and military operations experience for TeamStaff GS. We are expanding our reach within the government sector beyond VA opportunities by bidding on Department of Defense staffing contracts afforded to large businesses.

Longer term, we continue to believe the demand for temporary medical personnel will stay strong. Key drivers in our business segment include the declining health of an aging population, advances in medical technology, hospital employee turnover and growth in hospital admissions. We believe demand will also increase as more states introduce legislation for mandatory minimum caregiver-to-patient ratios and overtime limitations. The introduction of such legislation should favorably impact our temporary travel nurse staffing business. Our acquisition of TeamStaff GS, formerly known as RS Staffing Services, completed in June 2005 gives us a strong presence in the government sector and provides us with an opportunity to bid on awards for large multi-year contracts with solid operating margins. We continue to focus on our sales and marketing efforts throughout the divisions in order to increase our contact with current and prospective clients.

On January 31, 2008, we completed the sale of our per diem nurse staffing business located in Memphis, Tennessee and operating under the name of Nursing Innovations, to Temps, Inc. Under the terms of the definitive Asset Purchase Agreement, effective as of January 27, 2008, we received a cash purchase price of $447,000 for the acquired business and related assets of which $357,000 was paid at closing and $90,000 of required escrow is expected to be received six months from the closing date. Payment to TeamStaff will be subject to the downward adjustment for the amount of pre-closing accounts receivables uncollected by the purchaser during such six-month period. As described in greater detail in Note 4 to our consolidated financial statements, the results of operations, cash flows and related assets and liabilities of our per diem nurse staffing business was reclassified in the accompanying consolidated financial statements for the fiscal quarter ended December 31, 2007 from those of our continuing businesses.

Results of Operations

TeamStaff’s revenues for the three months ended December 31, 2007 and 2006 were $15.5 million and $16.7 million, respectively, which represents a decrease of $1.2 million, or 7.5% over the prior fiscal year. Revenues for the three months ended December 31, 2007 and 2006 include $11.0 million and $11.1 million, respectively, related to TeamStaff GS. This subsidiary’s revenues helped offset the decrease in revenues in the TeamStaff Rx travel allied and travel nursing subsidiary from the first fiscal quarter of 2007 to the first fiscal quarter of 2008. The decrease in revenue is in part due to the loss of certain clients coupled with competition from state associations in certain markets. It is the Company’s hope that the management changes made in fiscal 2007, as well as a redirected sales focus, will help to reestablish relationships with some of these former clients.

Direct expenses for the three months ended December 31, 2007 and 2006 were $12.7 million and $14.2 million, respectively, which represents a decrease of $1.5 million, or 10.6%. This decrease is a result of decreased revenues as well as the effects of a gross margin improvement plan. As a percentage of revenue, direct expenses for the three months ended December 31, 2007 and 2006 were 82.0% and 84.8%, respectively.

Gross profits for the three months ended December 31, 2007 and 2006 were $2.8 million and $2.5 million, respectively, which represents an increase of $0.3 million, or 9.3%. The improvement in gross margin is a direct result of increased pricing on contracts and direct cost control initiatives. Gross profit, as a percentage of revenue, was 18.0% and 15.2% for the three months ended December 31, 2007 and 2006, respectively.

TeamStaff GS is seeking approval from the federal government for retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers which the Administrator of the Wage and Hour Division of the U.S. Department of Labor has determined to be prevailing in a given locality. Contractors performing services for the federal government are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. The Company estimates that such billings could approximate $2.5 million to $4.0 million, with corresponding gross profit estimated to be between $375,000 and $600,000. The Company is currently in discussions with the Department of Labor and government contracting personnel to obtain the appropriate approvals for such pay and billing adjustments. No assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

Selling, general and administrative (‘‘SG&A’’) expenses for the three months ended December 31, 2007 and 2006 were $2.6 million and $3.3 million, respectively, which represents a decrease of $0.7 million, or 21.5%. The Company continues with its cost saving initiatives, which have resulted in reduced headcount and employee related expenses, as well as lower G&A costs. This savings helped to offset an increase in new business expense of $0.1 million from the first fiscal quarter of 2007 to the first fiscal quarter of 2008. This increased spending is related to increased sales staff and marketing efforts. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure.

Depreciation and amortization for the three months ended December 31, 2007 and 2006 was $89,000 and $91,000, respectively.

Income from operations for the three months ended December 31, 2007 was $0.1million compared to a loss from operations for the three months ended December 31, 2006 of $0.8 million. This represents an improvement of $0.9 million in results from operations from the first fiscal quarter of 2007 to the first fiscal quarter of 2008.

Other income, which is comprised of interest income and late fee income, for the three months ended December 31, 2007 and 2006 was $44,000 and $74,000, respectively, representing a decrease of $30,000. This is a result of decreased late fee income in the first fiscal quarter of 2008 due to a reduction in accounts receivable in the TeamStaff Rx subsidiary and interest earned on the cash proceeds of the sale of the DSI Payroll Services division in the first fiscal quarter of 2007.

Interest expense for the three months ended December 31, 2007 and 2006 was $36,000 and $57,000, respectively, representing a decrease of $21,000.

The Company recorded other expense of $0.1 million for the three months ended December 31, 2007 related to legal representation and investigation costs incurred in connection with the Federal Grand Jury subpoena issued to our subsidiary formerly known as RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing effective as of June 2005. These expenses are classified as non-operating expense because the subpoena relates to activity prior to the acquisition.

Beginning in fiscal 2006, the Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company did not record tax expense for the three months ended December 31, 2007.Income tax benefit from continuing operations for the three months ended December 31, 2007 was $0.1 million as a result of adjustments in amounts accrued for tax provisions or settlements for fiscal year 2006 when the final federal and state returns were prepared and filed.

Income from continuing operations for the three months ended December 31, 2007 was $36,000, with no impact on basic and diluted earnings per share, as compared to a loss from continuing operations for the three months ended December 31, 2006 of $0.7 million, or $(0.04) per basic and diluted share.

Loss from discontinued operations for the three months ended December 31, 2007 was minimal, with no impact on basic and diluted earnings per share, as compared to income from discontinued operations, net of tax, for the three months ended December 31, 2006 of $0.2 million, or $0.01 per basic and diluted share. Income from operations from the discontinued business unit, net of tax, for the three months ended December 31, 2006, was $0.1 million. This is a result of the discontinued per diem business unit. Income from disposal, net of tax, of $0.1 million for the three months ended December 31, 2006 is a result of the release of $125,000 escrow related to the sale of the DSI Payroll Services division.

Net income for the three months ended December 31, 2007 was $35,000 with no impact on basic and diluted earnings per share, as compared to a net loss of $0.5 million, or $(0.03) per basic and diluted share, for the three months ended December 31, 2006. This represents an improvement of $0.5 million in net income from the first fiscal quarter of 2007 to the first fiscal quarter of 2008.

Liquidity and Capital Resources; Commitments

Net cash provided by operating activities for the three months ended December 31, 2007 was $16,000 compared to net cash used by operating activities of $1.0 million for the three months ended December 31, 2006. Sources of cash for the first fiscal quarter of 2008 was primarily from accounts receivable collections offset by a use of cash related to payment of legal fees and other accrued expenses. Losses from continuing operations as well as increased accounts receivable and decreased current liabilities contributed to the use of cash during the first fiscal quarter of 2007.

Cash used in investing activities for the three months ended December 31, 2007 was $78,000, primarily for expenses related to the implementation of a new front office computer system and the redesign of our traveler website. Cash used in investing activities for the three months ended December 31, 2006 was $30,000, primarily for the purchase of fixed assets.

Cash provided by financing activities for the three months ended December 31, 2007 and 2006 was minimal.

Effective June 8, 2005, TeamStaff entered into a $7.0 million revolving credit facility provided by PNC Bank to (i) provide for the acquisition of TeamStaff GS, formerly known as RS Staffing Services, Inc.; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the revolving credit facility to $8.0 million. Revolving credit advances bear interest at either the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants including a fixed charge coverage ratio if the Company fails to maintain invested cash and line availability minimum requirements. At December 31, 2007, TeamStaff was in compliance with the cash and line availability minimum requirements. The facility is subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets. As of December 31, 2007, there was $7,000 outstanding under the credit facility and $4.7 million remains available under the line, based on defined billed accounts receivable. The interest rate on the facility effective at December 31, 2007 and 2006 was 7.5% and 8.5%, respectively.

The facility expires in June 2008 and the Company is seeking to replace the facility with PNC Bank or another financial institution. Should the Company be unable to obtain an extension or a replacement credit facility on acceptable terms, there could be a material adverse effect on our business, financial position, interest expense and cash flows. If the facility is replaced or modified prior to June 2008, the Company will incur a non-cash write off of the then unamortized capitalized financing fees. This unamortized balance was $21,000 at December 31, 2007.

Availability under the PNC Bank line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of TeamStaff GS are required to execute ‘‘Acknowledgements of Assignment.’’ There can be no assurance that every TeamStaff GS government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the line of credit.

As of December 31, 2007, TeamStaff had unrestricted cash and cash equivalents of $0.5 million and net accounts receivable of $7.1 million. TeamStaff also had $4.7 million of unused availability under the revolving credit facility provided by PNC Bank. As of December 31, 2007, TeamStaff had working capital of $1.4 million. The Company believes that, along with cash on hand, the availability under the existing revolving line of credit and extended or successor facilities will provide sufficient liquidity over the next twelve months.

		Payments Due By Period
Obligations	Total	Less than 1 year	1-3 years	4-5 years
(Amounts in thousands)
Long-term debt(1)	$1,754	$1,574	$174	$6
Operating leases	1,357	404	917	36
Pension liability(2)	208	141	67	—
Total Obligations	$3,319	$2,119	$1,158	$42

(1)	Represents bank line of credit, the maximum amount of notes payable related to acquisition of TeamStaff GS, and capital lease obligations.
(2)	Represents pension liabilities for the former Chief Executive Officer and former Chief Financial Officer.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are, in the opinion of management, likely to have a current or future material effect on the Company’s financial condition, results of operations or cash flows.

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

Based on their evaluation, as of December 31, 2007, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s first quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

RS Staffing Services, Inc.

On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary formerly known as RS Staffing Services requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing. The subpoena stated that it is issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the DVA. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division, along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provides temporary staffing at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services. The Company is cooperating fully with the Department of Justice investigation.

The government has advised TeamStaff that, based on all the information known to date, the Company is not a target of the government’s investigation and that the government has no intention of indicting TeamStaff.

The Company originally acquired RS Staffing Services in May 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007 the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to September 1, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable on June 8, 2007. As of December 31, 2007, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $1.486 million during the fiscal year ended September 30, 2007, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $0.1 million during the quarter ended December 31, 2007, as a component of other income (expense). Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.

The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs related to the investigation at December 31, 2007.

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

ITEM 1A:    RISK FACTORS

Readers are referred to Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for a discussion of the risks associated with our business, financial condition, and results of operations. We believe that there have not been any material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K.

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

As previously reported, on July 6, 2007, the Company received a Nasdaq Staff Deficiency Letter from The Nasdaq Stock Market notifying the Company that the closing price per share of the Company’s common stock was below the $1.00 minimum bid price requirement for 30 consecutive trading days and that, as a result, the Company no longer meets The Nasdaq Stock Market’s minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5). Nasdaq provided the Company with 180 calendar days, or until January 2, 2008, to regain compliance. As of January 2, 2008 the Company did not regain compliance with this requirement and on January 4, 2008, the Company received a notice that its common stock will be delisted. Pursuant to applicable Nasdaq rules, the Company appealed the delisting determination by the Nasdaq staff to a Nasdaq Listings Qualifications Panel and a hearing was held before the Panel on February 7, 2008. The Company’s appeal has stayed the delisting of its common stock pending a decision by a Nasdaq Listing Qualifications Panel. The Panel’s decision is expected within thirty (30) days from the hearing date. In addition, the Company’s board of directors has authorized the approval of a reverse stock split in order to facilitate its ability to regain compliance with the continuing listing standards of The Nasdaq Global Market.

If the Company’s common stock were to be delisted from The Nasdaq Capital Market, trading of the common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. At present, no assurances can be given that the Company will be successful in remaining listed on The Nasdaq Global Market.

ITEM 6:    EXHIBITS

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of January 29, 2008, by and among Temps, Inc., TeamStaff, Inc. and TeamStaff Rx, Inc. (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on February 5, 2008).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: February 14, 2008