Form 10-Q
period 2008-06-30
TEAMSTAFF INC
filed 2008-08-14
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
4,842,704 shares of Common Stock, par value $.001 per share, were outstanding as of August 13, 2008.

TEAMSTAFF, INC.
FORM 10-Q
For the Quarter Ended June 30, 2008

Part I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	June 30,	September 30,
	2008	2007
	unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,269	$592
Accounts receivable, net of allowance for doubtful accounts of $5 and $17 as of June 30, 2008 and September 30, 2007, respectively	8,450	8,279
Prepaid workers’ compensation	428	468
Assets held for sale	89	490
Other current assets	1,014	642

Total current assets	11,250	10,471

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,299	3,276
Computer equipment	613	561
Computer software	1,134	995
Leasehold improvements	20	41

	5,066	4,873

Less accumulated depreciation and amortization	(4,347)	(4,132)

Equipment and improvements, net	719	741

TRADENAME	4,569	4,569

GOODWILL	10,305	10,305

OTHER ASSETS	165	82

TOTAL ASSETS	$27,008	$26,168

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	June 30,	September 30,
	2008	2007
	unaudited

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$1,500	$1,500
Current portion of capital lease obligations	68	63
Accrued payroll	3,215	1,581
Accrued pension liability	140	280
Accounts payable	2,808	3,727
Accrued expenses and other current liabilities	1,599	1,756
Liabilities from discontinued operations	79	263

Total current liabilities	9,409	9,170

CAPITAL LEASE OBLIGATIONS, net of current portion	146	183

ACCRUED PENSION LIABILITY, net of current portion	—	66

OTHER LONG TERM LIABILITY, net of current portion	135	155

Total Liabilities	9,690	9,574

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 4,874 and 4,823 at June 30, 2008 and September 30, 2007, respectively; outstanding 4,843 and 4,821 at June 30, 2008 and September 30, 2007, respectively	5	5
Additional paid-in capital	68,787	68,726
Accumulated deficit	(51,440)	(52,080)
Accumulated comprehensive loss	(10)	(33)
Treasury stock, 2 shares at cost at June 30, 2008 and September 30, 2007	(24)	(24)

Total shareholders’ equity	17,318	16,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,008	$26,168

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2008	2007
REVENUES	$17,788	$16,613
DIRECT EXPENSES	14,473	13,637

Gross profit	3,315	2,976
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,970	3,130

DEPRECIATION AND AMORTIZATION	70	85

Income (loss) from operations	275	(239)

OTHER INCOME (EXPENSE)
Interest income	6	24
Interest expense	(30)	(49)
Other income	338	27
Legal expense related to pre-acquisition activity of acquired company	(18)	(1,053)

	296	(1,051)

Income (loss) from continuing operations before tax	571	(1,290)

INCOME TAX (EXPENSE) BENEFIT	—	—

Income (loss) from continuing operations	571	(1,290)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS
Loss from operations, net of tax benefit of $0 for the quarters ended June 30, 2008 and 2007	(30)	(77)

Income from disposal, net of tax expense of $0 for the quarters ended June 30, 2008 and 2007	—	125

(Loss) income from discontinued operations	(30)	48

Net income (loss)	541	(1,242)

OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment, net of tax of $0	1	6

COMPREHENSIVE INCOME (LOSS)	$542	$(1,236)

EARNINGS (LOSS) PER SHARE — BASIC
Income (loss) from continuing operations	$0.12	$(0.27)
(Loss) income from discontinued operations	(0.01)	0.01

Net earnings (loss) per share	$0.11	$(0.26)

EARNINGS (LOSS) PER SHARE — DILUTED
Income (loss) from continuing operations	$0.12	$(0.27)
(Loss) income from discontinued operations	(0.01)	0.01

Net earnings (loss) per share	$0.11	$(0.26)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	4,868	4,824

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	4,882	4,824

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the Nine Months Ended
	June 30,	June 30,
	2008	2007
REVENUES	$50,554	$50,378
DIRECT EXPENSES	41,536	42,384

Gross profit	9,018	7,994
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,220	9,809

DEPRECIATION AND AMORTIZATION	248	262

Income (loss) from operations	550	(2,077)

OTHER INCOME (EXPENSE)
Interest income	18	58
Interest expense	(131)	(161)
Other income	401	124
Legal expense related to pre-acquisition activity of acquired company	(156)	(1,053)

	132	(1,032)

Income (loss) from continuing operations before tax	682	(3,109)

INCOME TAX BENEFIT	—	108

Income (loss) from continuing operations	682	(3,001)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS
(Loss) income from operations, net of tax benefit of $0 and $14 for 2008 and 2007, respectively	(42)	41

Income from disposal, net of tax expense of $0 and $48 for 2008 and 2007, respectively	—	202

(Loss) income from discontinued operations	(42)	243

Net income (loss)	640	(2,758)

OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment, net of tax of $0	23	44

COMPREHENSIVE INCOME (LOSS)	$663	$(2,714)

EARNINGS (LOSS) PER SHARE — BASIC
Income (loss) from continuing operations	$0.14	$(0.62)
(Loss) income from discontinued operations	(0.01)	0.05

Net earnings (loss) per share	$0.13	$(0.57)

EARNINGS (LOSS) PER SHARE — DILUTED
Income (loss) from continuing operations	$0.14	$(0.62)
(Loss) income from discontinued operations	(0.01)	0.05

Net earnings (loss) per share	$0.13	$(0.57)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	4,851	4,812

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	4,865	4,812

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the Nine Months Ended
	JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$640	$(2,758)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of divested businesses:
Depreciation and amortization	248	268
Settlement of certain periods’ payroll tax contingencies	(300)	—
Compensation expense related to director stock option grants	—	7
Compensation expense related to employee restricted stock grants	102	128
Provision for (recovery of) doubtful accounts	(12)	55
Loss on retirement of property, plant and equipment	8	—
Gain on sale of DSI Payroll Services Division	—	(202)
Changes in operating assets and liabilities, net of divested businesses:
Accounts receivable	(159)	957
Other current assets	(332)	1,085
Other assets	56	362
Accounts payable, accrued payroll, accrued expenses and other current liabilities	858	335
Other long term liabilities	(20)	—
Pension liability	(206)	(184)
Cash flow from discontinued operations	(195)	(59)

Net cash provided by (used in) operating activities	688	(6)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(213)	(98)
Cash flow from discontinued operations	357	—

Net cash provided by (used in) investing activities	144	(98)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on capital lease obligations	(32)	(38)
Net comprehensive income on pension	23	44
Loan fees	(146)	—
Cash flows from discontinued operations	—	(5)

Net cash (used in) provided by financing activities	(155)	1

Net increase (decrease) in cash and cash equivalents	677	(103)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	592	2,157

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,269	$2,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$44	$162

Cash paid during the period for income taxes	$84	$461

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (Unaudited)
(1) ORGANIZATION AND BUSINESS:
TeamStaff, Inc., a New Jersey corporation (“TeamStaff” or the “Company”), was founded in 1969 as a payroll service company and evolved into a national provider of temporary and permanent medical and administrative staffing services. Effective October 23, 2007, TeamStaff’s corporate headquarters is in Somerset, New Jersey. Previously, the Company’s corporate headquarters was located in Atlanta, Georgia. TeamStaff has offices located in Clearwater, Florida; Loganville, Georgia; and Somerset, New Jersey.
When we use the term “TeamStaff,” or the “Company” we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and TeamStaff Rx, Inc. (“TeamStaff Rx”) and TeamStaff Government Solutions, Inc. (“TeamStaff GS”), two wholly-owned subsidiaries of TeamStaff, Inc. On February 12, 2008, the Company announced the name change of RS Staffing Services, Inc., a Loganville, Georgia-based provider of medical and office administration/technical professionals acquired in June 2005, to TeamStaff Government Solutions, Inc. The name change reflects the subsidiary’s expanding service offerings in providing staffing for government logistical support positions through its LogWorld GSA Schedule, as well as providing medical and office administration/technical professionals through nationwide FSS contracts. TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization (“PEO”) business in fiscal year 2004 and other Company business changes, these “other” subsidiaries are not actively operating. References in this filing to “TeamStaff,” the “Company,” “we,” “us” and “our” refer to TeamStaff, Inc. and its wholly owned subsidiaries.
TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary, a Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) certified healthcare staffing firm, operates throughout the United States and specializes in providing travel allied medical employees and nurses (typically on a thirteen-week assignment basis), as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for over 150 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical, office administration, logistics and technical professionals through Federal Supply Schedule (“FSS”) contracts with both the United States General Services Administration (“GSA”) and United States Department of Veterans Affairs (“DVA”). TeamStaff GS places temporary employees at approximately 40 facilities.
TeamStaff was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its principal executive office at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873 where its telephone number is (877) 523-9897.
Basis of Presentation
The consolidated financial statements included herein have been prepared by TeamStaff, without audit, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. TeamStaff believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TeamStaff’s fiscal 2007 Annual Report on Form 10-K. This financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments and changes in estimates, where appropriate) to present fairly the results for the interim periods. The results of operations and cash flows for such interim periods are not necessarily indicative of the results for the full year.
The accompanying consolidated financial statements include the accounts of TeamStaff and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation and to reflect the Company’s Nursing Innovations per diem nursing business as a discontinued operation (see Note 5 — “Discontinued Operations” below). All references to common stock, options, share based arrangements, exercise price, fair values and related data within this Form 10-Q have been retroactively amended so as to incorporate the effect of the one-to four reverse stock split effective April 21, 2008.
(2) SIGNIFICANT ACCOUNTING POLICIES:
Recently Issued Accounting Pronouncements Affecting the Company
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. TeamStaff conducts business solely in the U.S. and, as a result, files income tax returns for U.S., New Jersey and various other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. Given the Company’s substantial net operating loss carryforwards, which are subject to a full valuation allowance, as well as the historical operating losses in prior periods, the adoption of FIN 48 on October 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of the adoption date and for the nine months ended June 30, 2008.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not believe that the adoption of this standard will have a material effect on our financial statements.
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
Direct costs of services are reflected in TeamStaff’s Consolidated Statements of Operations as “direct expenses” and are reflective of the type of revenue being generated. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses.
Stock-Based Compensation
The Company’s 2006 Long Term Incentive Plan (the “2006 Plan”), which is shareholder approved, permits the grant of stock options, stock appreciation rights, restricted stock, performance awards or other stock unit awards (collectively, “Awards”) of up to 1,250,000 shares of common stock to all employees and non-employee directors. All Awards under the 2006 Plan are granted at the fair market value of the common stock at the grant date.

The Company’s 2000 Employee Stock Option Plan (the “2000 Plan”), which is shareholder approved, permits the grant of options to purchase up to 428,571 shares of common stock to all employees as stock compensation. All stock options under the 2000 Plan are granted at the fair market value of the common stock at the grant date. Employee stock options vest ratably over a two-year period and expire 5 years from the grant date.
The Company’s 2000 Non-Executive Director Stock Option Plan (the “Director Plan”), which is shareholder approved, permits the grant of options to non-employee directors of TeamStaff. Under the terms of the Director Plan, each non-executive director is automatically granted an option to purchase 1,250 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The Director Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.
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
The Company follows the guidance of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). Compensation costs for the portion of awards for which the requisite service has not been rendered that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under FAS 123(R). Stock option compensation expense in 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. As a result of the adoption of FAS 123(R), the Company’s results for the three and nine months ended June 30, 2007 includes share-based compensation expense for options totaling approximately $2,000 and $7,000, respectively. There was no share-based compensation expense for options for the three and nine months ending June 30, 2008. As of June 30, 2008, there was no remaining unrecognized compensation expense related to non-vested stock option awards to be recognized during the current fiscal year.
During the three months ended June 30, 2008, TeamStaff did not grant any options, 6,250 options expired or were cancelled unexercised and no options were exercised. During the nine months ended June 30, 2008, TeamStaff did not grant any options, 9,000 options expired or were cancelled unexercised and no options were exercised. There were 50,125 options outstanding as of June 30, 2008.

During the three months ended June 30, 2008, TeamStaff granted 41,250 shares of restricted stock under its 2006 Plan to its Chief Executive Officer and an aggregate of 36,250 share of restricted stock to its non-employee directors under the 2006 Plan. The shares granted to the Chief Executive Officer were awarded and valued at the closing price on the award date of $2.80. Of these shares, 13,750 vested immediately and 27,500 shares are subject to certain performance based vesting requirements. The shares granted to the non-employee directors were valued at the closing price on the award date of $2.18. Of these shares, 13,750 vested immediately and the remaining shares are subject to vesting requirements. During the nine months ended June 30, 2008, TeamStaff granted 107,500 shares of restricted stock. Of these shares, 27,500 vested immediately and 80,000 shares are subject to certain performance based vesting requirements. Stock compensation expense associated with these grants and all other grants totaled $0.08 million and $0.1 million for the three and nine months ended June 30, 2008, respectively. In accordance with FAS 123(R) the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods. During the three months ended June 30, 2007, TeamStaff did not grant any awards of restricted stock. During the nine months ended June 30, 2007, TeamStaff granted an aggregate of 57,500 shares of restricted stock at the closing price on the award date of $4.28. The shares of common stock were to vest according to the following schedule: (a) 15,000 shares vested immediately; (b) 21,250 shares will vest on September 30, 2008, subject to the Company achieving four prior consecutive quarters of EBITDA profitability, and (c) 21,250 shares will vest on September 30, 2009 subject to at least a 50% improvement in EBITDA profitability in fiscal 2009 as compared to fiscal 2008. Through June 30, 2008, 42,500 of these shares have been cancelled. Stock compensation expense associated with these grants and all other grants totaled $0.01 million and $0.1 million for the three and nine months ended June 30, 2007, respectively.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number Of Shares	Price	Term	Intrinsic Value

Options outstanding, September 30, 2007	59,125	$8.80	2.2	$—
Granted	—
Exercised	—
Cancelled	(9,000)	$10.01

Options outstanding and exercisable, June 30, 2008	50,125	$8.52	1.9	$—

		Weighted
		Average
		Grant-Date
	Number Of Shares	Fair Value
Restricted stock outstanding, September 30, 2007	55,000	$5.32
Granted	107,500	$2.74
Issued	(21,250)	$3.32
Cancelled	(28,334)	$4.58

Restricted stock outstanding, June 30, 2008	112,916	$3.42

As of June 30, 2008, approximately $33,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over the next ten months. This amount does not include compensation costs, if any, related to conditional, performance based restricted stock awards. In July 2008, subsequent to the balance sheet date, in connection with a new employment agreement for Chief Financial Officer Cheryl Presuto, 30,000 shares of restricted stock were awarded at the closing price on the award date of $2.14.
At June 30, 2008, the Company had reserved 4,825,834 shares of common stock for issuance under various option, shares and warrant plans and arrangements.
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested for the period adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Amounts in thousands)	2008	2007	2008	2007
Weighted average number of common shares outstanding — basic	4,868	4,824	4,851	4,812
Incremental shares for assumed conversion of restricted stock	14	—	14	—

Weighted average number of common shares outstanding — diluted	4,882	4,824	4,865	4,812

Stock options, warrants and restricted stock outstanding at June 30, 2008 to purchase 56,375 shares of common stock and at June 30, 2007 to purchase 219,750 shares of common stock were not included in the computation of diluted earnings per share as the exercise price exceeded the fair market value of the common stock.
Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative factors, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative factors, including historic and current taxable losses, as well as uncertainties and limitations related to the ability to utilize certain Federal and state net loss carry forwards and current tax losses, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax asset was and continues to be necessary. For all periods presented, the Company did not record a tax provision or tax benefit. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely that not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of net operating loss carryforwards). The net carrying value of the deferred tax asset was $0 (net of a valuation allowance of approximately $11.4 million) at June 30, 2008. The income tax benefit of $108,000 for the nine months ended June 30, 2007 is attributable to an over-accrual of estimated state taxes.
The Company has available approximately $28.6 million in net operating loss carry forwards for U.S. tax return purposes that begin to expire in 2021 and continue to expire through 2027.
Accumulated Comprehensive Income (Loss) and Minimum Pension Liability Adjustment
A minimum pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The minimum pension liability adjustment is recorded as a component of “Accumulated comprehensive losses” on the balance sheet and is reflected in the Statements of Operations and Comprehensive Income (Loss) as “Minimum pension liability adjustment”. The Company used a discount rate of 3.0% each to calculate the projected benefit obligation and the periodic benefit cost calculation for the three and nine months ended June 30, 2008. The Company recorded a gain from such adjustment, of $1,000 and $6,000 for the three months ended June 30, 2008 and 2007, respectively and $23,000 and $44,000 for the nine months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and September 30, 2007, accumulated comprehensive loss on the balance sheet reflects the cumulative balance due to the minimum pension liability adjustment.
(3) REVERSE STOCK SPLIT:
On April 17, 2008, the Company filed an amendment to its Amended and Restated Certificate of Incorporation in order to effect a one-for-four reverse split of the Company’s common stock. The reverse split was approved on April 17, 2008 at the Company’s annual meeting of shareholders and became effective on April 21, 2008, at which time the Company’s common stock began trading on the Nasdaq Global Market on a split-adjusted basis. As a result of the reverse stock split, each four shares of common stock was combined and reclassified into one share of common stock. All references to common stock, options, share based arrangements, exercise price, fair values and related data within this Form 10-Q have been retroactively restated so as to incorporate the effect of this reverse stock split.

(4) RECENT EVENTS:
On July 30, 2008, the Company entered into an employment agreement with its Chief Financial Officer, Cheryl Presuto, the material terms of which were reported in a Current Report on Form 8-K filed on August 4, 2008.
(5) DISCONTINUED OPERATIONS:
Based on an analysis of historical and forecasted results and the Company’s strategic initiative to focus on core business, in the fourth quarter of fiscal 2007, the Company approved and committed to a formal plan to divest the operations of the Nursing Innovations per diem nursing business (“Per Diem”), based at its Memphis, Tennessee location. In evaluating the facets of Per Diem’s operations, management concluded that this business component meets the definition of a discontinued operation (as defined in SFAS 144, “Accounting for the Impairment or Disposal of Long - Lived Assets”). Accordingly, the results of operations, cash flows and related assets and liabilities of Per Diem have been reclassified in the accompanying consolidated financial statements from those of continuing businesses.
Effective January 27, 2008, the Company sold substantially all of the assets of Per Diem to Temps, Inc. for $447,000. The general terms of the transaction were an all-cash sale for $447,000, subject to an escrow of $90,000 for potential post-closing contingencies. The Company anticipates that $89,000 of escrow will be released to the Company during the fourth quarter of fiscal 2008.
Net revenues for Per Diem’s operations for the three months ended June 30, 2008 and 2007 were $0 and $0.6 million, respectively. Net revenues for Per Diem’s operations for the nine months ended June 30, 2008 and 2007 were $0.7 million and $2.1 million, respectively.
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
There were no net revenues for the DSI division for the three and nine months ended June 30, 2008 and 2007.

The following chart details assets and liabilities from all discontinued operations:

	June 30,	September 30,
	2008	2007
ASSETS
Accounts receivable	$89	$257

Total current assets	89	257

Fixed assets	—	222
Accumulated depreciation	—	(156)

Net fixed assets	—	66

Goodwill and intangibles	—	167

Total assets	$89	$490

Liabilities
Current portion capital leases	$—	$9
Accrued expenses and other current liabilities	79	223

Total current liabilities	79	232

Long term capital leases	—	31

Total liabilities	$79	$263

Liability Balances	September 30,	Expensed	Paid This	June 30,
(amounts in thousands)	2007 Balance	This Period	Period	2008 Balance
Current portion capital leases	$9	$—	$(9)	$—
Accrued expenses and other current liabilities	223	42	(186)	79
Long term capital leases	31	—	(31)	—

Total	$263	$42	$(226)	$79

(6) COMMITMENTS AND CONTINGENCIES:
Payroll Taxes
TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the PEO business in fiscal year 2004, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist it in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, such amounts have been recorded in accounts payable in the accompanying balance sheets.
Based on an assessment of periods settled and the status of open periods under review by the IRS, management reduced its estimated liability by $0.3 million in the three months ended June 30, 2008. Such amount, accounted for as a change in estimate, is included as a component of other income in the accompanying 2008 statements of operations. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or results of operations.

Legal Proceedings
On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary, TeamStaff GS, formerly known as RS Staffing Services, requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing Services. The subpoena stated that it was issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the DVA. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division (“DOJ”), along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provides temporary staffing at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services.
The government has advised TeamStaff that the DOJ has no intent to charge TeamStaff or any of its subsidiaries or employees in connection with the Federal investigation of contract practices at various government owned/contractor operated facilities. TeamStaff remains committed to cooperate with the DOJ’s continued investigation of other parties.
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to September 1, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable on June 8, 2007. As of June 30, 2008, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $1.486 million during the fiscal year ended September 30, 2007, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $0.02 million and $0.16 million during the three and nine months ended June 30, 2008, as a component of other income (expense). Cumulative costs related to this matter approximate $1.6 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs related to the investigation through June 30, 2008.
Potential Contractual Billing Adjustments
TeamStaff GS is seeking approval from the Federal government for retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. The Company estimates that the retroactive billings, once completed in their entirety, could approximate $11.0 million to $12.5 million, with corresponding gross profit estimated to be between $1.9 million and $2.4 million. Collection of these amounts is conditional upon the development of supporting documentation and audit and approval of such documentation by the DOL, along with an executed modification of contract by the DVA. Once approved by the DOL, invoices are submitted to the DVA for approval and payment. The Company is currently in discussions with the DOL and government contracting personnel to obtain the appropriate approvals for such pay and billing adjustments for each affected Federal government facility. Upon approval, wages are processed for payment to the employees. The DOL approval process encompasses one facility at a time and, through June 30, 2008, retroactive wages were paid to laborers and retroactive billings were submitted and paid by the DVA for two of the six affected facilities the Company services, resulting in revenue in the amount of $1.5 million and gross profit of approximately $0.3 million. An additional two facilities are in the approval stages and as such, estimated revenue of $2.0 million and estimated gross profit of $0.3 million has been recorded in the three months ended June 30, 2008. The DOL has notified the Company that it anticipates all facilities to be approved by September 30, 2008, which coincides with the end of the Federal government’s fiscal year. Accordingly, preliminary estimates of fourth quarter revenue on the remaining two facilities could approximate $7.5 million to $9.0 million with estimated gross profit of $1.3 million to $1.8 million. Until the remaining sites are reviewed by the DOL and the applicable claim for back wages is approved as fair and accurate, TeamStaff GS has no assurances that these amounts will be paid by the government. Further, because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
(7) PREPAID WORKERS’ COMPENSATION:
TeamStaff’s current workers’ compensation insurance program is provided by Zurich American Insurance Company (“Zurich”). This program covers TeamStaff’s temporary employees and its corporate employees. The program is managed by Cedar Hill and GAB Robins provides claims handling services. This program is a fully insured, guaranteed cost program that contains no deductible or retention feature. The premium for the program is paid monthly based upon actual payroll and is subject to a policy year-end audit.
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $350,000 in trust account funds back to the Company. In fiscal years ended September 30, 2007 and 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $1.19 million and $2.25 million, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at June 30, 2008, the remaining prepaid asset of $0.3 million will be received within the next twelve months. This is reflected on TeamStaff’s balance sheet as of June 30, 2008 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of June 30, 2008 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.
(8) DEBT:
Prior Facility
In connection with the acquisition of TeamStaff GS, formerly known as RS Staffing Services, TeamStaff secured financing with PNC Bank in the form of a $7.0 million revolving credit facility (“PNC Credit Facility”). The PNC Credit Facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing Services; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the PNC Credit Facility to $8.0 million. Revolving credit advances under the PNC Credit Facility accrued interest at either a PNC Bank internal rate that approximates the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The PNC Credit Facility had a three-year life and contained term and line of credit borrowing options. The PNC Credit Facility was subject to certain restrictive covenants including a fixed charge coverage ratio if the Company failed to maintain invested cash and line availability minimum requirements. The PNC Credit Facility was subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets.

New Facility
On March 28, 2008, TeamStaff and its wholly-owned subsidiaries, TeamStaff Rx and TeamStaff GS entered into an Amended and Restated Loan and Security Agreement dated as of March 28, 2008 (the “Loan Agreement”) with Business Alliance Capital Company (“BACC”), a division of Sovereign Bank (the “Lender”). Pursuant to the Loan Agreement, the Lender (i) acquired by assignment from PNC all right, title and interest of PNC under the PNC Credit Facility, the PNC note and related loan documentation, and (ii) restructured the PNC Credit Facility into a $3,000,000 three (3) year revolving credit facility. Effective April 1, 2008, BACC changed its name to Sovereign Business Capital.
Under the Loan Agreement, the Lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3,000,000, subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets.
The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on the loan accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage points above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum. The Loan Agreement requires compliance with certain customary covenants including a debt service coverage ratio and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. As of June 30, 2008, TeamStaff was in compliance with all loan covenants. The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement.
As of June 30, 2008, there was no debt outstanding under the Loan Agreement and unused availability totaled $2.8 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. The outstanding principal and interest balance under the PNC Credit Facility, related fees and certain expenses related to the execution and closing of the Loan Agreement were paid in full with $0.6 million in proceeds drawn from the Loan Agreement on April 2, 2008. Fees associated with this facility approximate $146,000, which will be amortized over the life of the agreement. The interest rate on the Loan Agreement effective at June 30, 2008 was 5.50%.
Promissory Note (see Note (6) Commitments and Contingencies: “Legal Proceedings” above)
In connection with the acquisition of RS Staffing Services, TeamStaff issued two promissory notes to the former owners of RS Staffing Services as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by PNC Bank described above. One half of the principal ($1.5 million) and interest ($150,000) was due on June 8, 2006 and payment was made in the amount of $1.65 million. The remaining principal and interest was due in June 2007. As described in Note (6) above, effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date of the $1.5 million note payable and accrued interest that was payable on June 8, 2007 until September 1, 2008.
Based on contractual terms of the initial agreement and the status of the parties’ discussions, long-term debt at June 30, 2008 and September 30, 2007 is classified as a current liability.
(9) STOCK WARRANTS:
The Company had no outstanding warrants during the three months ended June 30, 2008. During the nine months ended June 30, 2008, no warrants were issued, warrants to purchase 149,500 shares of common stock expired unexercised and no warrants were exercised. During the three and nine months ended June 30, 2007, no warrants were issued, no warrants expired unexercised and no warrants were exercised.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”), Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). TeamStaff desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this Quarterly Report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report: our ability to continue to recruit qualified temporary and permanent healthcare professionals and administrative staff at reasonable costs; our ability to retain qualified temporary healthcare professionals and administrative staff for multiple assignments at reasonable costs; our ability to attract and retain sales and operational personnel; our ability to enter into contracts with hospitals, healthcare facility clients, affiliated healthcare networks, physician practice groups and the United States government on terms attractive to us and to secure orders related to those contracts; our ability to demonstrate the value of our services to our healthcare and other facility clients; changes in the timing of hospital, healthcare facility clients’, physician practice groups’ and U.S. Government orders for and our placement of temporary and permanent healthcare professionals and administrative staff; the general level of patient occupancy at our hospital, healthcare facility clients’ and physician practice groups’ facilities; the overall level of demand for services offered by temporary and permanent healthcare staffing providers; the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff; the variation in pricing of the healthcare facility contracts under which we place temporary and permanent healthcare professionals; our ability to successfully implement our strategic growth, acquisition and integration strategies; our ability to successfully integrate completed acquisitions into our current operations; our ability to manage growth effectively; our ability to leverage our cost structure; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; our ability to grow and operate our business in compliance with these legislation and regulations; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; the disruption or adverse impact to our business as a result of the failure of our information systems; our ability to carry out our business strategy; the loss of key officers, and management personnel that could adversely affect our ability to remain competitive; the effect of recognition by us of an impairment to goodwill; other tax and regulatory issues and developments; and the effect of adjustments by us to accruals for self-insured retentions.
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
Critical Accounting Policies and Estimates
TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of TeamStaff’s 2007 Annual Report on Form 10-K as well as “Critical Accounting Policies” contained therein for a detailed discussion on the application of these and other accounting policies.

Recently Issued Accounting Pronouncements Affecting the Company
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. TeamStaff conducts business solely in the U.S. and, as a result, files income tax returns for U.S., New Jersey and various other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. Given the Company’s substantial net operating loss carryforwards, which are subject to a full valuation allowance, as well as the historical operating losses in prior periods, the adoption of FIN 48 on October 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of the adoption date and for the nine months ended June 30, 2008.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not believe that the adoption of this standard will have a material effect on our financial statements.
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
Direct costs of services are reflected in TeamStaff’s Consolidated Statements of Operations as “direct expenses” and are reflective of the type of revenue being generated. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses.
Prepaid Workers’ Compensation
TeamStaff’s current workers’ compensation insurance program is provided by Zurich American Insurance Company (“Zurich”). This program covers TeamStaff’s temporary employees and its corporate employees. The program is managed by Cedar Hill and GAB Robins provides claims handling services. This program is a fully insured, guaranteed cost program that contains no deductible or retention feature. The premium for the program is paid monthly based upon actual payroll and is subject to a policy year-end audit.
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $350,000 in trust account funds back to the Company. In fiscal years ended September 30, 2007 and 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $1.19 million and $2.25 million, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at June 30, 2008, the remaining prepaid asset of $0.3 million will be received within the next twelve months. This is reflected on TeamStaff’s balance sheet as of June 30, 2008 as a current asset, in addition to approximately $0.2 million related to current policy deposits.

As of June 30, 2008 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.
Deferred Taxes
TeamStaff accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.
At June 30, 2008, the Company provided a 100% deferred tax valuation allowance of approximately $11.8 million. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative factors, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that negative factors, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. The Company is providing a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. The establishment of the deferred tax asset allowance does not preclude the Company from reversing any or all of the allowance in future periods if the Company believes the positive factors are sufficient enough to utilize the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry forward limitations and periods permitted by law.
Overview
Business Description
TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing travel allied medical employees and nurses (typically on a thirteen-week assignment basis), as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for over 150 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical and office administration/technical professionals through Federal Supply Schedule (“FSS”) contracts with both the United States General Services Administration (“GSA”) and United States Department of Veterans Affairs (“DVA”). TeamStaff GS places temporary employees at approximately 40 facilities.
The Company has implemented several initiatives to position the staffing services subsidiaries for growth. Sales initiatives include assessing, restructuring and adding to its sales force and recruiting efforts, restructuring sales force incentive compensation to better reflect pay for performance and continued management of a pricing and gross margin improvement plan. The Company hired a Director of Sales experienced in allied and nurse travel staffing to oversee the sales efforts at TeamStaff Rx and a Director of Sales with government contract bid experience at TeamStaff GS. TeamStaff Rx has added additional regional account managers experienced in the staffing industry to expand our geographic reach as well. TeamStaff Rx recently received Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) certification which serves to validate the Company’s hiring practices and our commitment to providing quality healthcare services. The Company anticipates this Gold Seal will result in additional recruiting and sales opportunities. In addition, as part of TeamStaff’s marketing initiative, the Company hired an experienced Marketing Manager. Recent efforts to build marketing presence include the launching of new TeamStaff Rx, TeamStaff GS and corporate websites, implementing a print advertisement campaign, and revising our strategic marketing communications plan in an effort to attract allied medical and nurse travelers. We have also added several marketing events to our tradeshow calendar in order to increase our brand recognition and participation in both the commercial and government sectors. This added exposure is allowing us to introduce our suite of offerings to an expanded market. We continue to focus on our sales and marketing efforts throughout our operating divisions in order to increase our contact with current and prospective clients. We initiated a corporate branding campaign which will promote consistency and brand recognition as well as increase TeamStaff’s visibility in the marketplace. Our acquisition of TeamStaff GS, formerly known as RS Staffing Services, completed in June 2005 gives us a strong presence in the government sector and provides us with an opportunity to bid on awards for large multi-year contracts with favorable operating margins. In February 2008 we announced the renaming of RS Staffing Services, the Company’s government staffing subsidiary, to TeamStaff Government Solutions. The name change reflects the subsidiary’s expanding service offerings in providing staffing for government logistical support positions.
On January 31, 2008, we completed the sale of our per diem nurse staffing business located in Memphis, Tennessee and operating under the name of Nursing Innovations, to Temps, Inc. Under the terms of the definitive asset purchase agreement, effective as of January 27, 2008, we received a cash purchase price of $447,000 for the acquired business and related assets, of which $357,000 was paid at closing and $90,000 was deposited in a required escrow account for six months. Payment of the escrow to TeamStaff may be subject to the downward adjustment for the amount of pre-closing accounts receivables uncollected by the purchaser during such six-month period. The Company anticipates that $89,000 of escrow will be released to the Company during the fourth quarter of fiscal 2008. As described in greater detail in Note 5 to our consolidated financial statements, the results of operations, cash flows and related assets and liabilities of our per diem nurse staffing business was reclassified in the accompanying consolidated financial statements from those of our continuing businesses to discontinued operations.
On April 17, 2008, the Company filed an amendment to its Amended and Restated Certificate of Incorporation in order to effect a one-for-four reverse split of the Company’s common stock. The reverse split was approved on April 17, 2008 at the Company’s annual meeting of shareholders and became effective on April 21, 2008, at which time the Company’s common stock began trading on the Nasdaq Global Market on a split-adjusted basis. The Company did not issue any fractional shares resulting from the reverse split and will pay holders the cash value of fractional shares that would have otherwise been issued. As a result of the reverse stock split, each four shares of Common Stock was combined and reclassified into one share of common stock. All references to common stock, options, share based arrangements, exercise price, fair values and related data within this Form 10-Q have been retroactively restated so as to incorporate the effect of this reverse stock split. On May 12, 2008, the Company announced that it was notified by the Nasdaq Stock Market that, as a result of the Company’s common stock closing at $1.00 per share or more for a minimum of 10 consecutive trading days, it has regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market.
Recent Business Trends
TeamStaff Rx
The U. S. temporary healthcare staffing industry revenues grew by 6% in 2007 to $11.2 billion according to self-reported growth estimates supplied by staffing companies to Staffing Industry Analysts, which was published in March 2008. Industry revenue estimates for the markets in which we provide temporary healthcare staffing services were $2.4 billion for travel nursing and $3.2 billion for allied healthcare. The balance of the industry revenue estimate was attributable to per diem staffing and locum tenens (temporary physician staffing), which are markets in which we do not participate.

Although the temporary healthcare staffing industry remains strong as a whole, certain product offerings within the diagnostic imaging service offering have seen decreased demand. Diagnostic imaging technologists include radiological technologists, ultrasound technicians, CT/MRI technicians and nuclear medicine technologists. We are confident however in the long-term growth of the industry in modalities such as pharmacy, radiation oncology, physical therapy and occupational therapy. In a March 2004 report, the United States (U.S.) Census Bureau projected that the number of Americans 65 years of age or older is expected to grow from 35.1 million in 2000 to 54.6 million in 2020. Among the trends noted in a March 2006 U.S. Census Bureau report, the U.S. population age 65 and over, which is now the fastest growing segment of the U.S. population, is expected to double in size within the next 25 years and by 2030, almost 1 out of every 5 Americans (some 72 million people) will be 65 years or older. In a November 2007 report, the U.S. Bureau of Labor Statistics stated that more than 1.0 million nurses will be needed by 2020, making nursing the nation’s top profession in terms of projected job growth. Additionally, there is pressure to restrict mandatory healthcare worker overtime requirements by employers and to establish regulated nurse-patient ratios. Several states have enacted legislation establishing nurse to patient ratios and/or prohibiting mandatory overtime while other states have similar legislation pending. We believe that the introduction of such legislation should favorably impact our temporary travel nurse staffing business. In conjunction with the aforementioned factors, we believe that the prospects for the healthcare staffing industry should improve as hospitals experience higher census levels, due in large part to an aging society, and an increasing shortage of healthcare workers.
Longer term, we continue to believe the demand for temporary medical personnel will stay strong as a result of key drivers in our business segment such as the declining health of an aging population, advances in medical technology, hospital employee turnover, growth in hospital admissions and regulatory legislation.
TeamStaff Government Solutions
TeamStaff GS has achieved positive results in expanding its penetration of DVA facilities through vertical expansion of previously awarded contracts. The Company is expanding its reach within the government sector beyond VA opportunities by bidding on Department of Defense (“DOD”) staffing contracts afforded to large businesses and GSA’s e-Buy portal, an electronic Request for Quote (RFQ) / Request for Proposal (RFP) system designed to allow Federal buyers to request information, find sources, and prepare RFQs/RFPs, online, for various services offered through GSA’s Multiple Award Schedule. Additionally, TeamStaff GS is evaluating opportunities to satisfy the staffing needs of other government agencies in addition to the DVA and DOD as a means of horizontal expansion of its client base.
Results of Operations
The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Condensed Consolidated Statement of Operations:
Revenue	100.0%	100.0%	100.0%	100.0%
Direct Expenses	81.4%	82.1%	82.2%	84.1%

Gross Profit	18.6%	17.9%	17.8%	15.9%
Selling, general and administrative	16.7%	18.8%	16.3%	19.5%
Depreciation and amortization expense	0.4%	0.5%	0.4%	0.5%

Income (loss) from operations	1.5%	-1.4%	1.1%	-4.1%
Other income (expense)	1.7%	-6.4%	0.3%	-2.1%

Income (loss) from continuing operations before tax	3.2%	-7.8%	1.4%	-6.2%
Income tax benefit	0.0%	0.0%	0.0%	0.2%

Income (loss) from continuing operations	3.2%	-7.8%	1.4%	-6.0%
(Loss) income from discontinued operations	-0.2%	0.3%	-0.1%	0.5%

Net income (loss)	3.0%	-7.5%	1.3%	-5.5%

TeamStaff’s revenues for the three months ended June 30, 2008 and 2007 were $17.8 million and $16.6 million, respectively, which represents an increase of $1.2 million, or 7.1% over the prior fiscal year period. Revenues for the three months ended June 30, 2008 and 2007 include $14.6 million and $11.4 million, respectively, related to TeamStaff GS. This subsidiary’s revenues helped offset the decrease in revenues in the TeamStaff Rx travel allied and travel nursing subsidiary from the third fiscal quarter of 2007 to the third fiscal quarter of 2008. The decrease in revenue is in part due to the loss of certain clients as well as lower demand for certain allied services and the continued shortage of qualified nursing professionals. It is the Company’s hope that the management changes made in fiscal 2007 and 2008, as well as a redirected sales focus, will help to reestablish relationships with some of these former clients.
TeamStaff’s revenues for the nine months ended June 30, 2008 and 2007 were $50.6 million and $50.4 million, respectively, which represents an increase of $0.2 million, or 0.3% over the prior fiscal year period for the same reasons as discussed in the previous paragraph.
Direct expenses for the three months ended June 30, 2008 and 2007 were $14.5 million and $13.6 million, respectively, which represents an increase of $0.9 million, or 6.1% over the prior fiscal year period. This increase is a result of higher revenues as well as fluctuations in direct costs, primarily for increased travel, housing and related costs, such as utilities, associated with the placement of temporary nurse and allied professionals. As a percentage of revenue, direct expenses for the three months ended June 30, 2008 and 2007 were 81.4% and 82.1%, respectively. Direct expenses for the nine months ended June 30, 2008 and 2007 were $41.6 million and $42.4 million, respectively, which represents a decrease of $0.8 million, or 2.0%. This decrease is a result of direct cost control initiatives the Company implemented in prior periods. As a percentage of revenue, direct expenses for the nine months ended June 30, 2008 and 2007 were 82.2% and 84.1%, respectively.
Gross profits for the three months ended June 30, 2008 and 2007 were $3.3 million and $3.0 million, respectively, which represents an increase of $0.3 million, or 11.4%. The improvement in gross margin is related primarily to increased pricing on contracts and direct cost control initiatives as well as reduced use of TeamStaff GS teaming partners (subcontractors) that are included as a direct expense. Gross profit, as a percentage of revenue, was 18.6% and 17.9% for the three months ended June 30, 2008 and 2007, respectively. Gross profits for the nine months ended June 30, 2008 and 2007 were $9.0 million and $8.0 million, respectively, which represents an increase of $1.0 million, or 12.8%. Gross profit, as a percentage of revenue, was 17.8% and 15.9% for the nine months ended June 30, 2008 and 2007, respectively.
TeamStaff GS is seeking approval from the Federal government for retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. The Company estimates that the retroactive billings, once completed in their entirety, could approximate $11.0 million to $12.5 million, with corresponding gross profit estimated to be between $1.9 million and $2.4 million. Collection of these amounts is conditional upon the development of supporting documentation and audit and approval of such documentation by the DOL, along with an executed modification of contract by the DVA. Once approved by the DOL, invoices are submitted to the DVA for approval and payment. The Company is currently in discussions with the DOL and government contracting personnel to obtain the appropriate approvals for such pay and billing adjustments for each affected Federal government facility. Upon approval, wages are processed for payment to the employees. The DOL approval process encompasses one facility at a time and, through June 30, 2008, retroactive wages were paid to laborers and retroactive billings were submitted and paid by the DVA for two of the six affected facilities the Company services, resulting in revenue in the amount of $1.5 million and gross profit of approximately $0.3 million. An additional two facilities are in the approval stages and as such, estimated revenue of $2.0 million and estimated gross profit of $0.3 million has been recorded in the three months ended June 30, 2008. The DOL has notified the Company that it anticipates all facilities to be approved by September 30, 2008, which coincides with the end of the Federal government’s fiscal year. Accordingly, preliminary estimates of fourth quarter revenue on the remaining two facilities could approximate $7.5 million to $9.0 million with estimated gross profit of $1.3 million to $1.8 million. Until the remaining sites are reviewed by the DOL and the applicable claim for back wages is approved as fair and accurate, TeamStaff GS has no assurances that these amounts will be paid by the government. Further, because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2008 and 2007 were $3.0 million and $3.1 million, respectively, which represents a decrease of $0.1 million, or 5.1%. Adjusted for severance expense included in the three months ended June 30, 2007 and positive workers’ compensation adjustments in the three months ended June 30, 2008, SG&A expenses increased $0.3 million, or 12%. While the Company continues with its cost saving initiatives, which have resulted in reduced headcount and G&A costs, this increase is due to an additional 35% in new business spending as well as compensation expenses related to the grant of restricted stock. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure. SG&A expenses for the nine months ended June, 2008 and 2007 were $8.2 million and $9.8 million, respectively, which represents a decrease of $1.6 million, or 16.2%. Adjusted for severance expense included in the nine months ended June 30, 2007 and positive workers’ compensation adjustments in the nine months ended June 30, 2008, SG&A expenses decreased $0.7 million, or 7%, despite a $0.3 million, or 39%, increase in new business expense. This increased spending is related to increased sales and marketing efforts.
Depreciation and amortization expense was $0.1 million for each of the three months ended June 30, 2008 and 2007. Depreciation and amortization expense for the nine months ended June 30, 2008 and 2007 were $0.2 million and $0.3 million, respectively, which represents a decrease of $0.1 million.
Income from operations for the three months ended June 30, 2008 was $0.3 million compared to a loss from operations for the three months ended June 30, 2007 of $0.2 million. This represents an improvement of $0.5 million from the third fiscal quarter of 2007 to the third fiscal quarter of 2008. Income from operations for the nine months ended June 30, 2008 was $0.6 million compared to a loss from operations for the nine months ended June 30, 2007 of $2.1 million. This represents an improvement of $2.7 million in results from operations for the respective nine months.
Other income for the three months ended June 30, 2008 and 2007, which is normally comprised primarily of late fee income in the TeamStaff Rx subsidiary and interest income, was $0.3 million and $0.1 million, respectively. Based on an assessment of periods settled and the status of open periods under review by the IRS regarding notices the Company received related predominantly to its former PEO operations, the Company reduced its estimated liability by $0.3 million in the three months ended June 30, 2008. Such amount, accounted for as a change in estimate, is also included in other income for the three and nine months ended June 30, 2008. Other income for the nine months ended June 30, 2008 and 2007 was $0.4 million and $0.2 million, respectively, representing an increase of $0.2 million.
Interest expense for the three months ended June 30, 2008 and 2007 was $0.03 million and $0.05 million, respectively, representing a decrease of $0.02 million due primarily to reduced interest rates related to borrowing on the line of credit. Interest expense for the nine months ended June 30, 2008 and 2007 was $0.1 million and $0.2 million, respectively.
The Company recorded other expense of $0.02 million and $0.2 million for the three and nine months ended June 30, 2008, respectively. The Company recorded other expense of $1.1 million for the three and nine months ended June 30, 2007. This expense is related to legal representation and investigation costs incurred in connection with the Federal Grand Jury subpoena issued to our subsidiary formerly known as RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing effective as of June 2005. These expenses are classified as non-operating expense because the subpoena relates to activity prior to the acquisition.
Beginning in fiscal 2006, the Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. For all fiscal 2008 periods presented, the Company did not record a tax provision or tax benefit. Income tax benefit from continuing operations for the three and nine months ended June 30, 2007 was $0 and $0.1 million, respectively, as a result of adjustments in amounts accrued for tax provisions or settlements for fiscal year 2006 when the final Federal and state returns were prepared and filed.
Income from continuing operations for the three months ended June 30, 2008 was $0.6 million, or $0.12 per basic and diluted share, as compared to a loss from continuing operations for the three months ended June 30, 2007 of $1.3 million, or $(0.27) per basic and diluted share. Income from continuing operations for the nine months ended June 30, 2008 was $0.7 million, or $0.14 per basic and diluted share, as compared to a loss from continuing operations for the nine months ended June 30, 2007 of $3.0 million, or $(0.62) per basic and diluted share.

Loss from discontinued operations for the three months ended June 30, 2008 was $0.03 million, or $(0.01) per basic and diluted share, compared to income from discontinued operations for the three months ended June 30, 2007 of $0.05 million, or $0.01 per basic and diluted share. Loss from operations of the discontinued business unit for the three months ended June 30, 2008 and 2007 was $0.03 million and $0.08 million, respectively. Income from disposal for the three months ended June 30, 2007 was $0.1 million as a result of the release of escrow related to the sale of the DSI Payroll Services division. Loss from discontinued operations for the nine months ended June 30, 2008 was $0.04 million, or $(0.01) per basic and diluted share, compared to income from discontinued operations of $0.2 million, or $0.05 per basic and diluted share for the nine months ended June 30, 2007. Loss from operations of the discontinued business unit for the nine months ended June 30, 2008 was $0.04 million compared to income from the discontinued business unit of $0.04 million. Income from disposal, net of tax, of $0.2 million for the nine months ended June 30, 2007 is a result of the release of $250,000 escrow related to the sale of the DSI Payroll Services division.
Net income for the three months ended June 30, 2008 was $0.5 million, or $0.11 per basic and diluted share, as compared to a net loss of $1.2 million, or $(0.26) per basic and diluted share, for the three months ended June 30, 2007. This represents an improvement of $1.7 million in net income from the third fiscal quarter of 2007 to the third fiscal quarter of 2008. Net income for the nine months ended June 30, 2008 was $0.6 million, or $0.13 per basic and diluted share, as compared to a net loss of $2.8 million, or $(0.57) per basic and diluted share, for the nine months ended June 30, 2007. This represents an improvement of $3.4 million in net income.
Liquidity and Capital Resources; Commitments
Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operating activities for the nine months ended June 30, 2008 was $0.7 million. This increase in net cash was primarily driven by $0.35 million in cash received from Zurich related to the reduction in collateral requirements on outstanding workers’ compensation claims and an increase in accounts payable and other accrued expenses. Net cash used in operating activities for the nine months ended June 30, 2007 was minimal at $6 thousand, with losses from continuing operations the primary use of cash. This was partially offset by $1.2 million in cash received from Zurich related to the reduction in collateral requirements on outstanding workers’ compensation claims and $0.25 million in escrow release related to the sale of the DSI Payroll Services division and a $1.0 million decrease in accounts receivable.
We continue to have relatively low capital investment requirements. Net cash provided by investing activities for the nine months ended June 30, 2008 was $0.1 million as a result of proceeds from the sale of Per Diem, offset in part by cash used for the purchases of furniture, technology equipment and software related to the relocation of TeamStaff GS administrative offices to Loganville, Georgia. Cash used in investing activities for the nine months ended June 30, 2007 was $0.1 million for the purchase of telephone and technology equipment.
Net cash used in financing activities for the nine months ended June 30, 2008 was $0.2 million, primarily as a result of repayments on capital lease obligations and fees related to the new credit facility with Sovereign Business Capital. Cash provided by financing activities for the nine months ended June 30, 2007 was negligible.
Prior Facility
In connection with the acquisition of TeamStaff GS, formerly known as RS Staffing Services, TeamStaff secured financing with PNC Bank in the form of a $7.0 million revolving credit facility (“PNC Credit Facility”). The PNC Credit Facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing Services; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the PNC Credit Facility to $8.0 million. Revolving credit advances under the PNC Credit Facility accrued interest at either a PNC Bank internal rate that approximates the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever is higher. The PNC Credit Facility had a three-year life and contained term and line of credit borrowing options. The PNC Credit Facility was subject to certain restrictive covenants including a fixed charge coverage ratio if the Company failed to maintain invested cash and line availability minimum requirements. The PNC Credit Facility was subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets.

New Facility
On March 28, 2008, TeamStaff and its wholly-owned subsidiaries, TeamStaff Rx and TeamStaff GS entered into an Amended and Restated Loan and Security Agreement dated as of March 28, 2008 (the “Loan Agreement”) with Business Alliance Capital Company (“BACC”), a division of Sovereign Bank (the “Lender”). Pursuant to the Loan Agreement, the Lender (i) acquired by assignment from PNC all right, title and interest of PNC under the PNC Credit Facility, the PNC note and related loan documentation, and (ii) restructured the PNC Credit Facility into a $3,000,000 three (3) year revolving credit facility. Effective April 1, 2008, BACC changed its name to Sovereign Business Capital. The outstanding principal and interest balance under the PNC Credit Facility, related fees and certain expenses related to the execution and closing of the Loan Agreement were paid in full with $0.6 million in proceeds drawn from the Loan Agreement on April 2, 2008. Fees associated with this facility approximate $150,000, which will be amortized over the life of the Loan Agreement.
Under the Loan Agreement, the Lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3,000,000, subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets.
The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on the loan accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage points above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum. The Loan Agreement requires compliance with certain customary covenants including a debt service coverage ratio and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. As of June 30, 2008, TeamStaff was in compliance with all loan covenants. The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement.
Availability under the Loan Agreement is directly related to the successful assignment of certain accounts receivable. Certain government accounts of TeamStaff GS are required to execute “Acknowledgements of Assignment.” There can be no assurance that every TeamStaff GS government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the Loan Agreement.
As of June 30, 2008, TeamStaff had cash and cash equivalents of $1.3 million and net accounts receivable of $8.5 million. As of June 30, 2008, there was no debt outstanding under the Loan Agreement and unused availability totaled $2.8 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. As of June 30, 2008, TeamStaff had working capital of $1.8 million. The Company believes that, along with cash on hand, the availability under the existing revolving line of credit will provide sufficient liquidity over the next twelve months.
Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Long Term Debt (1)	$1,714	$1,568	$145	$1
Operating Leases (2)	1,722	477	982	263
Pension Liability (3)	140	140	—	—
Severence Liability (4)	32	32	—	—

Total Obligations	$3,608	$2,217	$1,127	$264

(1)	Represents bank line of credit, the maximum amount of notes payable related to acquisition of TeamStaff GS, and capital lease obligations.

(2)	Represents lease payments net of sublease income.

(3)	Represents pension liabilities for the former Chief Executive Officer and former Chief Financial Officer.

(4)	Represents severance payments related to former employees.

Employment Agreements
On April 17, 2008, we entered into a new employment agreement with our Chief Executive Officer and President, Rick J. Filippelli. The employment agreement supersedes and replaces the letter agreement that we entered into with Mr. Filippelli dated as of February 14, 2007. The term of the agreement is effective as of October 1, 2007 and expires September 30, 2009. Under the employment agreement, Mr. Filippelli will receive a base salary of $280,000. In addition, Mr. Filippelli will have an opportunity to earn a cash bonus of up to 70% of his base salary for each fiscal year of employment in the discretion of the Management Resources and Compensation Committee of the Board of Directors. In the event of the termination of employment by us without “cause” or by Mr. Filippelli for “good reason,” as those terms are defined in the employment agreement, or in the event his employment is terminated due to his disability, he would be entitled to: (a) a severance payment of 12 months of base salary; (b) continued participation in our health and welfare plans for a period not to exceed 18 months from the termination date; and (c) all compensation accrued but not paid as of the termination date. In addition, in the event of termination for disability, he would also receive a pro-rata bonus, as described below. In addition, in the event of the termination of his employment due to his death, Mr. Filippelli’s estate would be entitled to receive: (a) all compensation accrued but not paid as of the termination date; (b) continued participation in our health and welfare plans for a period not to exceed 18 months from the termination date; and (c) payment of a “Pro Rata Bonus”, which is defined as an amount equal to the maximum bonus he had an opportunity to earn multiplied by a fraction, the numerator of which shall be the number of days from the commencement of the fiscal year to the termination date, and the denominator of which shall be the number of days in the fiscal year in which Mr. Filippelli was terminated. In the event that within 180 days of a “Change in Control” as defined in the employment agreement, (a) Mr. Filippelli’s employment is terminated, or (b) his status, title, position or responsibilities are materially reduced and he terminates his employment, we shall pay and/or provide to him: (A) (i) the accrued compensation; (ii) the continuation benefits; and (iii) as severance, base salary for a period of 12 months; and (B) The conditions to the vesting of any outstanding incentive awards granted to Mr. Filippelli shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable and any options granted to him shall remain exercisable for the duration of their term. Further, in the event of a Change in Control, we will also pay Mr. Filippelli a lump sum amount equal to his then-current base salary.
As previously reported, Mr. Filippelli was granted 41,250 shares (on a post-split basis) of restricted stock under the agreement with the following vesting schedule: one-third of the restricted shares vest on the date of the agreement, and the remaining shares vest in two equal annual installments on September 30, 2008 and 2009, upon satisfaction of the performance targets and other key objectives established by the Board’s Management Resources and Compensation Committee.
In addition, on July 30, 2008, we entered into an employment agreement with our Chief Financial Officer, Cheryl Presuto. The term of the agreement is effective as of October 1, 2007 and expires September 30, 2009. Under the employment agreement, Ms. Presuto will receive a base salary of $175,000. In addition, Ms. Presuto will have an opportunity to earn a cash bonus of up to 50% of her base salary for each fiscal year of employment in the discretion of the Management Resources and Compensation Committee of the Board of Directors. In the event of the termination of employment by us without “cause” or by Ms. Presuto for “good reason,” as those terms are defined in the employment agreement, or in the event her employment is terminated due to her disability, she would be entitled to: (a) a severance payment of 12 months of base salary; (b) continued participation in our health and welfare plans for a period not to exceed 18 months from the termination date; and (c) all compensation accrued but not paid as of the termination date. In addition, in the event of termination for disability, she would also receive a pro-rata bonus, as described below. In addition, in the event of the termination of her employment due to her death, Ms. Presuto’s estate would be entitled to receive: (a) all compensation accrued but not paid as of the termination date; (b) continued participation in our health and welfare plans for a period not to exceed 18 months from the termination date; and (c) payment of a “Pro Rata Bonus”, which is defined as an amount equal to the maximum bonus she had an opportunity to earn multiplied by a fraction, the numerator of which shall be the number of days from the commencement of the fiscal year to the termination date, and the denominator of which shall be the number of days in the fiscal year in which Ms. Presuto was terminated. In the event that within 180 days of a “Change in Control” as defined in the employment agreement, (a) Ms. Presuto’s employment is terminated, or (b) her status, title, position or responsibilities are materially reduced and she terminates her employment, we shall pay and/or provide to her: (A) (i) the accrued compensation; (ii) the continuation benefits; and (iii) as severance, base salary for a period of 12 months; and (B) The conditions to the vesting of any outstanding incentive awards granted to Ms. Presuto shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable and any options granted to her shall remain exercisable for the duration of their term. Further, in the event of a Change in Control, we will also pay Ms. Presuto a lump sum amount equal to her then current base salary.
As previously reported, Ms Presuto was granted 30,000 shares of restricted stock under the agreement with the following vesting schedule: one-third of the restricted shares vest on the date of the agreement, and the remaining shares vest in two equal annual installments on September 30, 2008 and 2009, upon satisfaction of the performance targets and other key objectives established by the Board’s Management Resources and Compensation Committee.

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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. If interest rates in these periods decrease, TeamStaff’s workers’ compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, as of March 28, 2008, TeamStaff has a new $3.0 million revolving credit facility with Sovereign Business Capital under which revolving credit advances bear interest at the Prime Rate in effect from time to time plus 25 basis points. The Loan Agreement has a three-year life and contains term and line of credit borrowing options. The Loan Agreement is subject to certain restrictive covenants, including a debt service coverage ratio. The Loan Agreement is subject to acceleration upon non-payment or various other standard default clauses. Material increases in the Prime Rate could have a material adverse effect on our results of operations, cash flows, the status of the Loan Agreement as well as interest costs.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures.
Based on their evaluation, as of June 30, 2008, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s third quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
RS Staffing Services, Inc.
On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary, TeamStaff GS, formerly known as RS Staffing Services, requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing Services. The subpoena stated that it was issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the United States Department of Veterans Affairs (“DVA”). According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division (“DOJ”), along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provides temporary staffing at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services.
The government has advised TeamStaff that the DOJ has no intent to charge TeamStaff or any of its subsidiaries or employees in connection with the federal investigation of contract practices at various government owned/contractor operated facilities. TeamStaff remains committed to cooperate with the DOJ’s continued investigation of other parties.
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to September 1, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable on June 8, 2007. As of June 30, 2008, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $1.486 million during the fiscal year ended September 30, 2007, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $0.02 million and $0.16 million during the three and nine months ended June 30, 2008, as a component of other income (expense). Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs related to the investigation through June 30, 2008.
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

ITEM 1A: RISK FACTORS
Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. You are referred to Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 for a discussion of the risks associated with our business, financial condition and results of operations. Such factors, among others, may have a material adverse effect upon our business, results of operations and financial condition. Other than the risk factor set forth below, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.
Our new credit facility is secured by a lien on substantially all of our assets and if we are unable to make the scheduled principal and interest payments on the facility or maintain compliance with other debt covenants, we may default on the facility.
TeamStaff completed a $3.0 million revolving credit facility by BACC, a division of Sovereign Bank, effective on March 28, 2008. Revolving credit advances bear interest at the per annum rate of Prime Rate plus 25 basis points, but not less than 5.5% per annum. The facility has a three-year life and contains term and line of credit borrowing options. (See “Part I — Financial Information, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — New Facility” above).
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
Further, availability under the line is directly related to the successful assignment of certain accounts receivable. Certain government accounts of TeamStaff GS are required to execute “Acknowledgements of Assignment.” There can be no assurance that every TeamStaff GS government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the line of credit, which would materially affect the Company’s business.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
For the quarter ended June 30, 2008, we issued an aggregate of 36,250 restricted shares of our common stock to our non-executive directors and an additional 41,250 restricted shares of our common stock to our Chief Executive Officer pursuant to our 2006 Long Term Incentive Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 17, 2008, prior to approval of the reverse split, TeamStaff held its Annual Meeting of Shareholders. The record date for shareholders eligible to vote was February 28, 2008. As of the record date there were 19,403,366 shares of common stock issued and outstanding. Voting of the shares of common stock was on a non-cumulative basis. A total of 14,324,976 shares were voted at the Annual Meeting.

The first matter before the shareholders was the election of two persons as Class III directors for a term of three years. The persons nominated for election were Martin J. Delaney and Rick J. Filippelli. Both nominees were elected to the Board of Directors. The results of the vote were:

		Withheld Authority
Nominees	Votes Cast For	to Vote

Martin J. Delaney	14,164,346	160,630
Rick J. Filippelli	14,172,231	152,745
The second matter voted upon was the approval of an amendment to the Company’s Certificate of Incorporation to effect a reverse split of the Company’s outstanding common stock. The amendment was approved by the shareholders. The results of the vote were:

Votes Cast For	Votes Cast Against	Abstentions
13,776,570	546,248	2,158
ITEM 5: OTHER INFORMATION
None.
ITEM 6: EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement between the Company and Rick J. Filippelli (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2008).

10.2	Employment Agreement between the Company and Cheryl Presuto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2008).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
Dated: August 14, 2008