Form 10-K
period 2008-09-30
TEAMSTAFF INC
filed 2008-12-23
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-18492
TEAMSTAFF, INC.
(Exact Name of Issuer as Specified in Its Charter)

New Jersey	22-1899798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Executive Drive, Somerset, NJ 08873, Suite 130
(Address of principal executive offices) (Zip Code)
Issuer’s telephone number, including area code (877) 523-9897
Securities registered pursuant to Section 12(b) of the Exchange Act

Name of Each Exchange on
Title of Each Class	Which Registered
COMMON STOCK, PAR VALUE $.001 PER SHARE	THE NASDAQ STOCK MARKET, LLC
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2008): $9,285,926.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: On December 19, 2008 there were 4,842,704 shares outstanding of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
None

PART I
THIS ANNUAL REPORT ON FORM 10-K, INCLUDING ITEM 1 (“BUSINESS”) AND ITEM 7 (“MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”), CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 (“SECURITIES ACT”) AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 (“EXCHANGE ACT”). WHEN USED IN THIS REPORT, THE WORDS “BELIEVE,” “ANTICIPATE,” “THINK,” “INTEND,” “PLAN,” “WILL BE,” “EXPECT”, AND SIMILAR EXPRESSIONS IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REGARDING FUTURE EVENTS AND/OR OUR FUTURE FINANCIAL PERFORMANCE ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, WHICH COULD CAUSE ACTUAL EVENTS OR OUR ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT. SUCH RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, RISKS ASSOCIATED WITH MARKET ACCEPTANCE OF OUR PRODUCTS AND SERVICES, OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN, COMPETITION, MANAGEMENT OF GROWTH, TECHNOLOGICAL CHANGES, PERSONNEL, THE AVAILABILITY OF ANY NEEDED FINANCING AND OTHER RISKS AND UNCERTAINTIES THAT MAY BE DETAILED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (“SEC”). IN LIGHT OF THE SIGNIFICANT RISKS AND UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN INCLUDING BUT NOT LIMITED TO THE ITEMS DISCUSSED IN “RISK FACTORS” IN ITEM 1A OF THIS REPORT, THE INCLUSION OF SUCH STATEMENTS SHOULD NOT BE REGARDED AS A REPRESENTATION BY US OR ANY OTHER PERSON THAT OUR OBJECTIVES AND PLANS WILL BE ACHIEVED. TEAMSTAFF ASSUMES NO OBLIGATION AND DOES NOT INTEND TO UPDATE THESE FORWARD LOOKING STATEMENTS.
ITEM 1. BUSINESS
INTRODUCTION
TeamStaff, Inc., a New Jersey corporation (“TeamStaff” or the “Company”), was founded in 1969 as a payroll service company and evolved into a national provider of temporary and permanent medical and administrative staffing services. Effective October 23, 2007, TeamStaff’s corporate headquarters is in Somerset, New Jersey. Previously, the Company’s corporate headquarters was located in Atlanta, Georgia and a since discontinued unit was based in Memphis, Tennessee. TeamStaff has offices located in Clearwater, Florida; Loganville, Georgia; and Somerset, New Jersey.
When we use the term “TeamStaff,” the “Company,” “we,” “us” and “our” we mean TeamStaff, Inc. and its wholly owned subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and TeamStaff Rx, Inc. (“TeamStaff Rx”) and TeamStaff Government Solutions, Inc. (“TeamStaff GS”), two wholly-owned subsidiaries of TeamStaff, Inc. On February 12, 2008, the Company announced the name change of RS Staffing Services, Inc., a Loganville, Georgia-based provider of medical and office administration/technical professionals acquired in June 2005, to TeamStaff Government Solutions, Inc. The name change reflects the subsidiary’s expanding service offerings in providing staffing for government logistical support positions through its United States General Services Administration (“GSA”) Schedule, as well as providing medical and office administration/technical professionals through nationwide Federal Supply Schedule (“FSS”) contracts. TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization (“PEO”) business in fiscal year 2004 and other Company business changes, these “other” subsidiaries are not actively operating.
TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary, a Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) certified healthcare staffing firm, operates throughout the United States and specializes in providing travel allied medical employees and nurses (typically on a thirteen-week assignment basis), as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, physical therapists, occupational therapists, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees at approximately 225 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical, office administration, logistics and technical professionals through FSS contracts with both the GSA and United States Department of Veterans Affairs (“DVA”). TeamStaff GS places temporary employees at approximately 40 facilities.

TeamStaff was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its principal executive office at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873 where its telephone number is (877) 523-9897.
SERVICES
As a part of its continuing operations, TeamStaff provides staffing services through its wholly-owned subsidiaries, TeamStaff Rx and TeamStaff GS.
Staffing Services
TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing travel allied medical employees and nurses (typically on a thirteen-week assignment basis), as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, physical therapists, occupational therapists, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees at approximately 225 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical and office administration/technical professionals through FSS contracts with both the GSA and DVA. TeamStaff GS places temporary employees at approximately 40 facilities.
TeamStaff Rx has more than 25 years of experience in placing temporary and permanent employees with specialized skills and talents to regional and national medical facilities. Temporary medical staffing enables clients to attain management and productivity goals by matching highly trained professional and technical personnel to specific staffing requirements. During the fiscal year ended September 30, 2008, this unit generated $14.1 million of revenue.
TeamStaff Rx focuses its allied health staffing services in all national markets, and seeks to place employees on temporary long-term assignments or on a permanent basis. TeamStaff Rx employs allied health professionals such as radiological technologists, MRI techs, CT techs, diagnostic sonographers, cardiovascular technologists, radiation therapists, dosimetrists, and physicists and places these professionals in hospitals, clinics and therapy centers throughout the United States. TeamStaff Rx also provides travel nursing, temporary-to-permanent nursing and permanent nursing placement services. TeamStaff Rx provides a full complement of specialized nurses to fill the needs of its clients. Clients whose staff requirements vary dramatically depending on patient census and in-house turnover levels are therefore able to secure the services of qualified individuals on an interim basis, while better managing “cost-to-hire” and “time-to-hire” criteria. Hiring travel nurses plays a key role in the facilities plan to meet their core and long-term staffing needs.
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
TeamStaff GS’s primary client has been the United States Government and its various agencies. TeamStaff GS provides contract staffing solutions for government agencies in the categories of medical, professional, office administration, general services support, facility management and logistics support. Through its FSS contracts with both the GSA and the DVA, TeamStaff GS offers the ease of ordering directly through one of its multiple-award contracts and through multiple procurement vehicles and schedules. These include the Logistics World schedule and the Professional and Allied Healthcare schedules as well as the ability to order through the GSA’s e-Buy system. TeamStaff GS also provides technology for online timesheets, reporting, ordering and invoicing as well as a provision of qualified personnel which can be based on any term assignment or contract. During the fiscal year ended September 30, 2008, this unit generated $59.2 million of revenue.

TeamStaff’s entire complement of staffing services provide clients the ability to “right size;” that is, to expand or reduce their workforces in response to changing business conditions. The Company believes that these services provide numerous benefits to its clients, such as saving the costs of salary and benefits of a permanent employee whose services are not needed throughout the year. The clients also avoid the costs, uncertainty and delays associated with searches for qualified interim employees. TeamStaff’s temporary staffing services also allow a client to avoid administrative responsibility for payroll, payroll taxes, workers’ compensation, unemployment and medical benefits for interim employees.
The Company believes that its temporary staffing services provide a client with an increased pool of qualified personnel. Since TeamStaff’s temporary staffing employees have access to a wide array of benefits, such as paid time off, health and life insurance, Section 125 premium conversion plans and 401(k) retirement savings plans, TeamStaff believes it is able to attract a sufficient pool of qualified personnel to grow this business. These benefits provide temporary employees with the motivation of permanent workers without additional benefit and administrative costs to the client.
The current shortage in the availability of certain allied health and nursing personnel, along with the advent of certain patient protection measures, does, in management’s opinion, bode well for the long term dynamics of the medical staffing industry and for the Company. TeamStaff Rx believes that it is in a pivotal position to increase its market share based on its reputation and experience in the temporary medical staffing industry. TeamStaff GS has achieved positive results in expanding its penetration of DVA facilities through vertical expansion of previously awarded contracts. The Company is expanding its reach within the government sector beyond VA opportunities by bidding on Department of Defense (“DOD”) staffing contracts afforded to large businesses and GSA’s e-Buy portal, an electronic Request for Quote (RFQ) / Request for Proposal (RFP) system designed to allow Federal buyers to request information, find sources, and prepare RFQs/RFPs, online, for various services offered through GSA’s Multiple Award Schedule. Additionally, TeamStaff GS is evaluating opportunities to satisfy the staffing needs of other government agencies in addition to the DVA and DOD as a means of horizontal expansion of its client base.
Government Contracts
The U.S. Government is the primary customer to our TeamStaff GS subsidiary. Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. However, such programs are normally funded on an annual basis. All U.S. Government contracts and subcontracts may be modified, curtailed or terminated at the convenience of the government for any reason, including if program requirements or budgetary constraints change. If a contract is terminated for convenience, we would generally be reimbursed for our allowable costs through the date of termination and would be paid a proportionate amount of the stipulated profit or fee attributable to the work actually performed. Although contract and program modifications, curtailments or terminations have not had a material adverse effect on the business of TeamStaff GS in the past, no assurance can be given that such modifications, curtailments or terminations will not have a material adverse effect on our financial condition or results of operations in the future. In addition, the U.S. Government may terminate a contract for default. Although the U.S. Government has never terminated any of TeamStaff GS’s contracts for default, such a termination could have a significant impact on our business. If a contract is terminated for default, we may be unable to recover amounts billed or billable under the contract and may be liable for other costs and damages. The U.S. Government contract bid process is complex and sometimes lengthy. Once a bid is won and a contract awarded, there still is the possibility of a bid protest or numerous delays in implementation. There can be no assurance that such protest process or implementation delays will not have a material adverse effect on our financial condition, results of operations or cash flows in the future.
CUSTOMERS
As of September 30, 2008, TeamStaff’s combined customer base consisted of approximately 265 staffing clients. All of the customers of our TeamStaff Rx subsidiary are engaged in the healthcare industry. Substantially all of the business of our TeamStaff GS subsidiary is accomplished through contracts with various agencies of the United States Government. In fiscal 2008, through its FSS contracts primarily with the DVA, TeamStaff GS had two customers who comprised 31% and 14% of the Company’s overall consolidated revenue. In fiscal 2008, TeamStaff Rx had one client who individually comprised greater than 5% of the subsidiary’s revenue. In fiscal 2008, TeamStaff GS had five clients who each individually comprised greater than 5% of the subsidiary’s revenue.

SALES AND MARKETING
TeamStaff maintains healthcare and government staffing sales, service and marketing personnel in Tucson, Arizona; Clearwater, Florida; Loganville, Georgia; Hines, Illinois; Leavenworth, Kansas; Boston, Massachusetts; Biloxi, Mississippi; Muskogee, Oklahoma; Murfreesboro, Tennessee; and Charleston, South Carolina.
Through our business units, TeamStaff continues to build sales through both telemarketing efforts and face-to-face client interactions. Communicating with our clients on a regular basis allows us to form a trusted, working relationship which enables us to better serve and deliver the most qualified candidates.
TeamStaff Rx received Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) certification in February 2008, which serves to validate the Company’s hiring practices and our commitment to providing quality healthcare services. The Company believes this Gold Seal is critical in maximizing additional recruiting and sales opportunities. Efforts to build marketing presence include the launching of new TeamStaff Rx, TeamStaff GS and corporate websites, implementing a print advertisement campaign, and revising our strategic marketing communications plan in an effort to attract allied medical and nurse travelers. During the year, we also added several marketing events to our tradeshow calendar in order to increase our brand recognition. This added exposure is allowing us to introduce our suite of offerings to an expanded market. We continue to focus on our sales and marketing efforts throughout our operating divisions in order to increase our contact with current and prospective clients. During fiscal 2008 we completed a corporate branding campaign which promotes consistency and brand recognition as well as increases TeamStaff’s visibility in the marketplace. In February 2008 we announced the renaming of RS Staffing Services, the Company’s government staffing subsidiary, to TeamStaff Government Solutions. The name change reflects the subsidiary’s expanding service offerings in providing staffing for government logistical support positions. TeamStaff GS gives us a strong presence in the government sector and provides us with an opportunity to bid on awards for large multi-year contracts with favorable operating margins. In late September 2008, the Company hired Dale West as President of its TeamStaff Rx subsidiary. Ms. West is the former President and a founder of RN Network.
COMPETITION
The primary competitors in our staffing business are AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., CHG Healthcare Services, Inc., Medical Staffing Network Holdings, Inc., Nursefinders, Inc. and Maxim Healthcare Services Inc. TeamStaff competes with these companies by offering customized products, personalized service, competitive prices and specialized personnel to satisfy a client’s particular requirements. The Company believes that its broad scope of services and its commitment to quality service differentiate it from its competition. Further, the Company believes that TeamStaff GS’s knowledge and processes with respect to government contract bidding represents a competitive advantage.
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
Federal and State Employment Taxes
TeamStaff assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including its temporary staffing employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements; (ii) obligations under the Federal Insurance Contribution Act (“FICA”); and, (iii) obligations under the Federal Unemployment Tax Act. Under these statutes, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.

Employee Benefit Plans
TeamStaff offers various employee benefit plans to its full-time employees and temporary staffing employees. These plans include a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement, or “CODA”), under Internal Revenue Code (“IRC”) Section 401(k)), a Section 125 plan, group health plans, group dental insurance, vision insurance, a group life insurance plan and a group disability insurance plan. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act (“ERISA”). TeamStaff also makes a variety of voluntary insurance products available to its employees, which its employees may purchase through payroll deductions.
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
Employee pension and welfare benefit plans are also governed by ERISA. ERISA defines “employer” as “any person acting directly as an employer, or indirectly in the interest of an employer, in relation to an employee benefit plan.” ERISA defines the term “employee” as “any individual employed by an employer.”
State Regulation
As an employer, TeamStaff is subject to all federal, state and local statutes and regulations governing the employer-employee relationship. Additionally, an increasing number of states have adopted or are considering adopting licensing or registration requirements that affect TeamStaff’s temporary medical staffing and permanent placement business. These license and registration requirements generally provide for an evaluation of the operator’s background and integrity and periodic or ongoing monitoring of the medical staffing firm’s policies and practices. As required by state regulation, TeamStaff Rx is licensed or registered for its temporary allied healthcare staffing services in the following jurisdictions: Florida, Illinois, Massachusetts, North Carolina and Rhode Island. TeamStaff Rx is licensed or registered for its temporary nursing business in California, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Jersey, North Carolina and Washington and has a license application pending in Washington, D.C. TeamStaff Rx is licensed or registered for its permanent placement business in the District of Columbia and New Jersey. The Company continues to review applicable statutes and regulations and prepare appropriate applications for filing.
Information and Technology Systems
Throughout fiscal year 2008 the Company has made many positive technology-related changes. The core infrastructure has been replaced with a state of the art network, including all new hardware. It is a much more stable and scalable platform, offering the ability to seamlessly integrate with other networks. The new network also enables on demand network file restoration, saving time and resources. Another added benefit of the new network is the ability to perform real-time synchronization of data across multiple locations, increasing response time and streamlining the Disaster Recovery process.
Other accomplishments include the implementation of site to site VPNs, supporting the companywide phone system standardization utilizing VoIP phones. This allows for direct extension dialing and interoffice chat, opening the lines of communication between the sites while reducing telecommunication expenses. Additionally, the Atlanta datacenter was moved to and consolidated with our Clearwater Data Center. This allows IT staff to centrally manage our systems for multiple locations, while reducing operating costs.
The database migration/consolidation completed in fiscal 2007 has given us the ability to integrate our websites with our database. In fiscal 2008, we took advantage of this option by launching a fully integrated online employment application. Looking forward, we plan to increase our level of web integration with our database.

Loan Facility
On March 28, 2008, we entered into an Amended and Restated Loan and Security Agreement dated as of March 28, 2008 with Business Alliance Capital Company (“BACC”), a division of Sovereign Bank (the “Lender”). Effective April 1, 2008, BACC changed its name to Sovereign Business Capital.
Under the Loan Agreement, the Lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3,000,000, subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets. Previously in 2005, the Company and PNC Bank, National Association (“PNC”) had entered into a $8,000,000 revolving credit facility (“PNC Loan Facility”). Pursuant to the Loan Agreement, the Lender (i) acquired by assignment from PNC all right, title and interest of PNC under the PNC Loan Facility, the PNC note and related loan documentation, and (ii) restructured the PNC Loan Facility into a $3,000,000 3 year revolving credit facility. The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on the loan accrues on the daily unpaid balance of the loan advances at a per annum rate of 0.25% percentage point above the Prime Rate in effect from time to time, but not less than 5.5% per annum.
The Loan Agreement requires compliance with customary covenants and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement. As of September 30, 2008, there was no debt outstanding under the Loan Agreement and unused availability (as defined) totaled $1.8 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. As of September 30, 2008, TeamStaff had working capital of $2.4 million.
Disposition of Assets
On January 31, 2008, the Company and its TeamStaff Rx subsidiary, completed the sale of its per diem nurse staffing business located in Memphis, Tennessee and operating under the name of Nursing Innovations, to Temps, Inc. Under the terms of the definitive Asset Purchase Agreement, dated as of January 29, 2008, the Company received a cash purchase price of $447,000 for the acquired business and related assets. Of this amount, however, $90,000 of the purchase price was escrowed for a period of six months from the closing date. Payment of the escrowed amount to us was subject to the downward adjustment for the amount of pre-closing accounts receivables uncollected by the purchaser during such six-month period. On September 2, 2008 Temps, Inc. released approximately $89,000 escrow to Teamstaff.
Employees
As of September 30, 2008, TeamStaff employed 64 corporate (non worksite) employees, both full-time and part-time, including executive officers, a decrease from 98 during the previous fiscal year. As of September 30, 2008, TeamStaff also employed approximately 995 temporary employees on client assignments. TeamStaff believes its relationship with its current employees is satisfactory. None of TeamStaff’s employees are covered by a collective bargaining agreement.
RISK FACTORS
As provided for under the Private Securities Litigation Reform Act of 1995 (“1995 Reform Act”), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2008, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Safe Harbor Statement
Certain statements contained herein constitute “forward-looking statements” within the meaning of the 1995 Reform Act. TeamStaff desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Report on Form 10-K for fiscal year ended September 30, 2008 involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks identified below.
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
Risks Relating to Our Business and Our Industry
A substantial percentage of TeamStaff GS’s revenue is from U.S. Government customers.
We derive a substantial portion of our revenues in our TeamStaff GS subsidiary from the U.S. Government as a prime contractor or a subcontractor. Revenues from the U.S. Government represented approximately 98% of the total revenues of TeamStaff GS in fiscal year 2008 and 95% in fiscal year 2007. Further, in fiscal 2008, through its FSS contracts primarily with the DVA, TeamStaff GS had two customers who comprised 31% and 14% of the Company’s overall consolidated revenue. Accordingly, our consolidated revenues could be adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year. Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. In the event the budgets of the U.S. Government entities with which do business, particularly the DVA, are decreased or underfunded, our consolidated revenues and results of operations could be adversely affected. In addition, obtaining U.S. Government contracts remains a highly competitive process and this has led to a greater portion of our revenue base being associated with contracts providing for a lower amount of reimbursable cost than we have traditionally been able to recover.
We are heavily dependent upon the U.S. Government as the primary customer to our TeamStaff GS subsidiary. Our future success and revenue growth will depend in part upon our ability to continue to expand our customer base.
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
Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. The loss of our key personnel could materially affect our operations. Currently, our CEO, CFO and the Presidents of TeamStaff GS and TeamStaff Rx subsidiaries are under employment contracts. The Company does not maintain “key person” life insurance policies on any of our key personnel.
Our medical staffing business may be adversely affected due to the impact of the economic downturn in the healthcare industry.
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
A significant portion of our revenues are derived from California, Georgia and Tennessee with respect to allied healthcare and nurse staffing with respect to TeamStaff Rx, and Illinois, Kansas, South Carolina and Tennessee with respect to TeamStaff GS. While we believe that our market diversification will eventually lessen this risk in addition to generating significant revenue growth, we may not be able to duplicate in other markets the revenue growth and operating results experienced in the listed markets.
Our financial condition may be affected by increases in health insurance premiums, unemployment taxes and workers’ compensation rates.
Health insurance premiums, state unemployment taxes and workers’ compensation rates are in part determined by our claims experience and comprise a significant portion of our direct costs. If we experience a large increase in claim activity, our health insurance premiums, unemployment taxes or workers’ compensation rates could increase. Although we employ internal and external risk management procedures in an attempt to manage our claims incidence and estimate claims expenses and structure our benefit contracts to provide as much cost stability as possible, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our clients. Since our ability to incorporate such increases into our fees to our clients is constrained by contractual arrangements with our clients, a delay could occur before such increases could be reflected in our fees, which may reduce our profit margin. As a result, such increases could have a material adverse effect on our financial condition, results of operations and liquidity.

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
State authorities regulate the temporary medical staffing and permanent placement industry and some states require us to satisfy operating, licensing or certification requirements. If we are unable to obtain or maintain all of the required licenses or certifications that we need, we could experience material adverse effects to our results of operations, financial condition and liquidity.
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
Through our TeamStaff Rx and TeamStaff GS subsidiaries, we engage in the business of providing temporary healthcare professionals. The placement of such employees increases our potential liability for negligence and professional malpractice of those employees. Although we are covered by professional malpractice liability insurance in the aggregate amount of $5.0 million with a $2.0 million per occurrence limit, which we deem reasonable under the circumstances, not all of the potential liability we face may be fully covered by insurance. Any significant adverse claim, which is not covered by insurance, may have a material adverse effect on us.
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
We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining hospital and healthcare facility clients and demonstrating the value of our services.
The temporary employee placement industry is characterized by vigorous competition. We compete in national, regional and local markets with full-service staffing companies, specialized temporary staffing agencies and hospital systems that have developed their own interim staffing pools. Since we compete with numerous entities that have greater resources than us, our business will suffer if we are not competitive with respect to each of the services we provide. Our major competitors with respect to temporary medical staffing include, but are not limited to, AMN Healthcare Services, Inc., Cross Country Healthcare, Inc., CHG Healthcare Services, Inc., Medical Staffing Network Holdings, Inc., Nursefinders, Inc. and Maxim Healthcare Services Inc. These companies may have greater financial and marketing resources than we.
We believe that the primary competitive factors in obtaining and retaining hospital and healthcare facility clients are identifying qualified healthcare professionals for specific job requirements, providing qualified employees in a timely manner, pricing services competitively and effectively monitoring the job performance of our temporary professionals. Competition for hospital and healthcare facility clients and temporary and permanent healthcare professionals may increase in the future related to these factors or due to a shortage of qualified healthcare professionals in the marketplace and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share b reducing prices or increasing marketing expenditures, we could lose revenue or clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline.

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
We do not have long-term or exclusive agreements with our non-government temporary medical staffing clients and growth of our business depends upon our ability to continually secure and fill new orders.
We do not have long-term agreements or exclusive guaranteed order contracts with our non-government temporary healthcare staffing clients. Assignments for our non-government temporary healthcare staffing typically have a term of thirteen weeks. The success of our business depends upon our ability to continually secure new orders from clients and to fill those orders with our healthcare professionals. Our agreements do not provide for exclusive use of our services, and clients are free to place orders with our competitors. As a result, it is imperative to our business that we maintain positive relationships with our clients. If we fail to maintain positive relationships with these clients, we may be unable to generate new contract staffing orders, and the growth of our business could be adversely affected.
If we are unable to attract qualified nurses and allied health professionals for our healthcare staffing business, our business may be negatively affected.
TeamStaff Rx is a temporary employment agency, which depends on a pool of qualified temporary employees willing to accept assignments for our clients. We rely heavily on our ability to attract and retain nurses and allied health professionals who possess the skills, experience and licenses necessary to meet the requirements of our hospital and healthcare facility clients. We compete for temporary healthcare professionals with other temporary healthcare staffing companies and with hospitals and healthcare facilities. We must continually evaluate and expand our temporary healthcare professional network to keep pace with our hospital and healthcare facility clients’ needs. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. We may be unable to continue to increase the number of temporary healthcare professionals that we recruit, thereby decreasing the potential for growing our business. Our ability to attract and retain temporary healthcare professionals depends on several factors, including our ability to provide temporary healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages. The cost of attracting temporary healthcare professionals and providing them with attractive benefits packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our profitability could decline. Moreover, if we are unable to attract and retain temporary healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.
We are dependent on the proper functioning of our information systems.
We are dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments. The system also tracks regulatory credentialing expirations and other relevant client and healthcare information. They also perform payroll, billing and accounts receivable functions. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, maintain billing and staffing records reliably, pay our staff in a timely fashion and bill for services efficiently.

Potential tax liabilities may adversely affect our financial condition.
From time to time, we have received several notices from the Internal Revenue Service regarding potential underpayment, overpayment or non-payment of payroll-related taxes. We have disputed these notices, and strongly believe that such notices were the result of errors made in reporting taxes paid and the resulting misapplication of taxes paid, in large part due to our operation of approximately seventeen different subsidiaries predominantly from our former Professional Employer Organization discontinued operations. The IRS has made claims that, if we were required to pay in full, could materially adversely affect our financial condition. We are contesting these notices because we believe all material payroll-related taxes have been paid. We further believe that once all tax payments are applied appropriately, all material penalties and interest should be abated. We have retained the services of Ernst & Young, LLP to assist us in this regard. However, there can be no assurance that we will be successful in our efforts. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, such amounts have been recorded in accounts payable in the accompanying balance sheets.
Based on an assessment of periods settled and the status of open periods under review by the IRS, management reduced its estimated liability by $0.7 million in 2008. Such amount, accounted for as a change in estimate, is included as a component of other income (expense) in the accompanying 2008 statement of operations. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.
If we fail to execute our acquisitions or investments, our business could suffer.
Historically, we have supplemented our internal growth through acquisitions and may do so in the future through acquisitions, investments or joint ventures. We evaluate potential acquisitions, investments and joint ventures on an ongoing basis. Any acquisitions and investments that we may pursue pose many risks, including:
•	We may not be able to compete successfully for available acquisition candidates, complete future acquisitions or investments or accurately estimate their financial effect on our business;
•	Future acquisitions, investments or joint ventures may require us to issue additional common stock, spend significant cash amounts or decrease our operating income;
•	We may have trouble integrating the acquired business and retaining its personnel;
•	Acquisitions, investments or joint ventures may disrupt our business and distract our management from other responsibilities;
•	There can be no assurances that we would realize the anticipated benefits of any acquisition or investment or that we would be able to manage the growth of our company following such a transaction;
•	There may be substantial costs associated with pursuing or integrating acquisitions or strategic investments; and
•	If our acquisitions or investments fail, our business could be harmed.
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

Risks Relating To Our Revolving Credit Line
Our credit facility is secured by a lien on substantially all of our assets and if we are unable to make the scheduled principal and interest payments on the facility or maintain compliance with other debt covenants, we may default on the facility.
TeamStaff completed a $3.0 million revolving credit facility by Sovereign Business Capital (formerly known as Business Alliance Capital Company), a division of Sovereign Bank, effective on March 28, 2008. Revolving credit advances bear interest at the per annum rate of Prime Rate plus 25 basis points, but not less than 5.5% per annum. The facility has a three-year life and contains term and line of credit borrowing options.
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
Our certificate of incorporation authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors up to an aggregate of 5,000,000 shares of preferred stock. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights, which would adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company, which could have the effect of discouraging bids for our Company and thereby prevent stockholders from receiving the maximum value for their shares. Although we have no present intention to issue any shares of our preferred stock, in order to discourage or delay a change of control of our Company, we may do so in the future. In addition, we may determine to issue preferred stock in connection with capital raising efforts and the terms of the stock so issued could have special voting rights or rights related to the composition of our Board.
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
The provisions of our Articles of Incorporation and the New Jersey Business Corporation Act, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors might be willing to pay in the future for our common stock. Among other things, these provisions:
•	require certain supermajority votes;

•	establish certain advance notice procedures for nomination of candidates for election as directors and for shareholders’ proposals to be considered at shareholders’ meetings; and

•	divide the board of directors into three classes of directors serving staggered three-year terms.
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
In addition, forward-looking statements depend upon assumptions, estimates and dates that may not be correct or precise and involve known or unknown risks, uncertainties and other factors. Accordingly, a forward-looking statement in this report is not a prediction of future events or circumstances and those future events or circumstances may not occur. Given these uncertainties and risks, you are warned not to rely on the forward-looking statements. A forward-looking statement is usually identified by our use of certain terminology including “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates” or “intends,” or by discussions of strategies or intentions. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Operation and Facilities
Effective October 23, 2007, TeamStaff’s corporate headquarters is located in Somerset, New Jersey. Previously, the Company’s corporate headquarters was located in Atlanta, Georgia. TeamStaff leases its 2,670 square foot corporate headquarters in Somerset, New Jersey, as well as offices in Atlanta, Georgia; Clearwater, Florida; Memphis, Tennessee; and Loganville, Georgia. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2008, TeamStaff’s total lease expense for continuing operations was approximately $494,000.
The following is summary information on TeamStaff’s facilities as of September 30, 2008:

	APPROXIMATE	EXPIRATION	MONTHLY
LOCATION	SQUARE FEET	DATE	TERMS
Corporate Headquarters	2,670	8/31/2012	$4,005 9/2007 - 8/2008
1 Executive Drive			$4,125 9/2008 - 8/2008
Suite 130			$4,248 9/2009 - 8/2010
Somerset, NJ			$4,376 9/2010 - 8/2011
$4,507 9/2011 - 8/2012

1545 Peachtree Street,	2,998	6/30/2011	$6,246 7/2006 - 1/2007
NE*			$6,433 2/2007 - 1/2008
Suite 340			$6,626 2/2008 - 1/2009
Atlanta, GA			$6,825 2/2009 - 1/2010
$7,030 2/2010 - 1/2011
$7,241 2/2011 - 6/2011

18167 US 19 North	15,177	2/28/2011	$23,446 9/2006 - 8/2007
Suite 400			$24,144 9/2007 - 8/2008
Clearwater, FL			$24,865 9/2008 - 8/2009
$25,624 9/2009 - 8/2010
$26,395 9/2010 - 2/2011

6555 Quince Road**	1,894	1/31/2010	$2,841 2/2007 - 1/2008
Suite 303			$2,898 2/2008 - 1/2009
Memphis, TN			$2,956 2/2009 - 1/2010

3525 Highway 81 South	6,200	5/31/2015	$6,000 6/2008 - 5/2009
Loganville, GA			$6.250 6/2009 - 5/2010
$6,500 6/2010 - 5/2011
$6,750 6/2011 - 5/2012
$7,000 6/2012 - 5/2013
$7,250 6/2013 - 5/2014
$7,500 6/2014 - 5/2015

*	As a result of the relocation of the Company’s corporate headquarters, the Atlanta, GA office space was vacated and has been subleased effective January 15, 2008 through the end of the lease term.

**	As a result of the sale of the Nursing Innovations per diem business, the Memphis, TN office space was vacated and is currently unoccupied.

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
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable on June 8, 2007. As of September 30, 2008, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $0.2 million and $1.5 million during the fiscal year ended September 30, 2008 and 2007, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs incurred related to the investigation through September 30, 2008.
Other Matters
On October 2, 2008, the United States Equal Employment Opportunity Commission (“EEOC”) issued a subpoena to TeamStaff GS regarding the alleged wrongful termination of certain employees who were employed at a federal facility staffed by TeamStaff GS temporary contract employees. The wrongful termination is alleged to have occurred when the former employees were terminated because they could not satisfy English proficiency requirements imposed by the Federal government. TeamStaff GS has produced all documents that it believes were required by the subpoena and has submitted its position statement to the EEOC. It is unclear, at present, if or when the EEOC will respond.

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
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
A. Principal Market
TeamStaff’s common stock is traded in the over-the-counter market and included on the Nasdaq Global Market System under the symbol “TSTF.” TeamStaff started trading on The Nasdaq Global Market in June 2001. Prior to that date, TeamStaff was trading on The Nasdaq Capital Market System. See Item 1A-Risk Factors-Risks Relating to Our Stock.
B. Market Information
On April 17, 2008, the Company filed an amendment to its Amended and Restated Certificate of Incorporation in order to effect a one-for-four reverse split of the Company’s common stock. The reverse split was approved on April 17, 2008 at the Company’s annual meeting of shareholders and became effective on April 21, 2008, at which time the Company’s common stock began trading on the Nasdaq Global Market on a split-adjusted basis. As a result of the reverse stock split, each four shares of common stock was combined and reclassified into one share of common stock. All references to common stock, options, share based arrangements, exercise price, fair values and related data within this Form 10-K have been retroactively restated so as to incorporate the effect of this reverse stock split.
The range of high and low closing sales prices for TeamStaff’s common stock for the periods indicated below are:
Common Stock

FISCAL YEAR 2007	HIGH	LOW
1st Quarter	$5.40	$4.88
2nd Quarter	$5.12	$4.08
3rd Quarter	$4.72	$3.60
4th Quarter	$3.96	$2.88

FISCAL YEAR 2008	HIGH	LOW
1st Quarter	$4.12	$2.60
2nd Quarter	$3.08	$2.44
3rd Quarter	$2.80	$1.95
4th Quarter	$3.00	$2.02
The above quotations, reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On December 19, 2008, TeamStaff’s common stock had a closing price of $1.98 per share.

C. Dividends
TeamStaff has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.
D. Approximate Number of Equity Security Holders
Effective August 31, 2001, TeamStaff acquired all of the capital stock of BrightLane. As contemplated under the agreements governing the transaction, TeamStaff agreed to issue 2,054,130 shares of its common stock in exchange for all of the outstanding capital stock of BrightLane. As of December 19, 2008, not all of the BrightLane shareholders had submitted their capital stock for exchange into shares of common stock; however such shares are classified as outstanding.
In connection with the acquisition of RS Staffing Services, TeamStaff issued to the shareholders of RS Staffing Services an aggregate of 301,724 shares of its common stock. The shares are restricted securities and may be sold only pursuant to Rule 144. TeamStaff relied upon the exemption from registration provided by Section 4(2) of the Securities Act in issuing the shares.
As of December 19, 2008, there were 4,842,704 shares of common stock outstanding held of record by 279 persons. TeamStaff believes it has approximately 1,355 beneficial owners of its common stock.
E. Sales of Unregistered Securities
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC.
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
The stock option plans under which options are outstanding are:
The 2000 Employee Stock Option Plan (“2000 Employee Plan”)

The 2000 Non-Executive Director Option Plan (“2000 Non-Executive Director Plan”)

The long-term incentive plan under which restricted stock grants were made is:
The 2006 Long Term Incentive Plan (“2006 Long Term Incentive Plan”)

Equity Compensation Plan Information (*)
(b)
		Weighted Average	(c)
	(a)	exercise price of	Number of securities
	Number of Securities	outstanding	remaining available for
	to be issued upon	options, warrants	future issuances under
	exercise of	and rights (or fair	equity compensation plans
	outstanding options,	value at date of	(excluding securities reflected in
Plan Category	warrants and rights	grant)	column (a))
Equity Compensation Plans Approved by Security Holders:

2000 Employee Stock Option Plan	17,000	$8.88	1,693,687

2000 Non-Executive Director Stock Option Plan (1)	15,625	$6.92	—

2006 Long Term Incentive Plan	152,916	$3.09	4,785,834

(1)	5,000 shares per year per non-executive director are granted under the 2000 Non-Executive Director Plan for a full year’s service and prorated for less than a full year’s service. Effective January 19, 2007, this Plan was suspended due to a change in the compensation terms for non-employee Board members. For additional information regarding our director compensation policy, see below under the caption “Director Compensation” in Item 11 – Executive Compensation.
G. Registrant Repurchases of Securities
TeamStaff did not repurchase any of its securities during the fiscal years ended September 30, 2008 and 2007.

ITEM 6. SELECTED FINANCIAL DATA
(AMOUNTS IN THOUSANDS)
The selected financial data presented below are derived from our audited consolidated financial statements as of and for the years ended September 30, 2008, 2007, 2006, 2005 and 2004. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the notes thereto and the other financial information included elsewhere in this Report.

	As of or for the Years Ended September 30,
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA:

Revenues	$73,285	$66,882	$71,644	$47,275	$32,856

Direct expenses	$61,224	$55,852	$59,859	$39,053	$26,880

Gross profit	$12,061	$11,030	$11,785	$8,222	$5,976

Selling, general and administrative expenses (includes depreciation and amortization)	$11,340	$13,063	$14,193	$13,180	$10,600

Income (loss) from operations	$721	$(2,033)	$(2,408)	$(4,958)	$(4,624)

Income (loss) from continuing operations	$1,188	$(3,374)	$(18,537)	$(3,065)	$(2,749)

(Loss) income from discontinued operations, net of tax	$(42)	$(1,319)	$5,290	$576	$(1,330)

Net income (loss)	$1,146	$(4,693)	$(13,247)	$(2,489)	$(4,079)

Earnings per share — Basic and diluted
Income (loss) from continuing operations	$0.25	$(0.70)	$(3.84)	$(0.68)	$(0.70)
(Loss) income from discontinued operations	$(0.01)	$(0.27)	$1.08	$0.12	$(0.34)
Net income (loss)	$0.24	$(0.97)	$(2.76)	$(0.56)	$(1.04)

Weighted average shares outstanding:
Basic	4,866	4,822	4,820	4,552	3,929
Diluted	4,875	4,822	4,820	4,552	3,929

BALANCE SHEET DATA:

Assets from continuing operations	$34,994	$25,678	$28,596	$46,606	$36,574
Assets from discontinued operations	$—	$490	$2,180	$3,448	$855
Total assets	$34,994	$26,168	$30,776	$50,054	$37,429

Long-term liabilities	$232	$404	$779	$2,150	$864

Liabilities from continuing operations	$17,042	$9,311	$9,070	$14,979	$5,349
Liabilities from discontinued operations	$66	$263	$502	$763	$1,087
Total liabilities	$17,108	$9,574	$9,572	$15,742	$6,436

Working capital	$2,398	$1,301	$4,223	$(11)	$5,149

Shareholders’ equity	$17,886	$16,594	$21,204	$34,312	$30,993
Certain prior period amounts have been reclassified to reflect the Nursing Innovations per diem business unit as a discontinued operation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking and Cautionary Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the 1995 Reform Act, Section 27A of the Securities Act and Section 21E of the Exchange Act. TeamStaff desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this Annual Report on Form 10-K: our ability to continue to recruit qualified temporary and permanent healthcare professionals and administrative staff at reasonable costs; our ability to retain qualified temporary healthcare professionals and administrative staff for multiple assignments at reasonable costs; our ability to attract and retain sales and operational personnel; our ability to enter into contracts with hospitals, healthcare facility clients, affiliated healthcare networks, physician practice groups and the United States Government on terms attractive to us and to secure orders related to those contracts; our ability to demonstrate the value of our services to our healthcare and other facility clients; changes in the timing of hospital, healthcare facility clients’, physician practice groups’ and U.S. Government orders for and our placement of temporary and permanent healthcare professionals and administrative staff; the general level of patient occupancy at our hospital, healthcare facility clients’ and physician practice groups’ facilities; the overall level of demand for services offered by temporary and permanent healthcare staffing providers; the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff; the variation in pricing of the healthcare facility contracts under which we place temporary and permanent healthcare professionals; our ability to successfully implement our strategic growth, acquisition and integration strategies; our ability to successfully integrate completed acquisitions into our current operations; our ability to manage growth effectively; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; our ability to carry out our business strategy; the loss of key officers, and management personnel that could adversely affect our ability to remain competitive; the effect of recognition by us of an impairment to goodwill and intangible assets; other tax and regulatory issues and developments; and the effect of adjustments by us to accruals for self-insured retentions.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC. The preparation of our Consolidated Financial Statements and related notes in accordance with generally accepted accounting principles requires us to make estimates, which include judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates on a regular basis and make changes accordingly. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our financial condition, results of operations and cash flow will be affected.
A critical accounting estimate is based on judgments and assumptions about matters that are uncertain at the time the estimate is made. Different estimates that reasonably could have been used or changes in accounting estimates could materially impact our financial statements. We believe that the policies described below represent our critical accounting policies, as they have the greatest potential impact on our Consolidated Financial Statements. However, you should also review our Summary of Significant Accounting Policies beginning on page F-8 of the notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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
Revenues related to retroactive billings in 2008 from certain agencies of the Federal government are recognized when: (1) the Company develops and calculates an amount for such prior period services and has a contractual right to bill for such amounts under its arrangements and (2) there are no remaining unfulfilled conditions for approval of such billings. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agencies; upon approval, wages are processed for payment to the employees.
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At September 30, 2008, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. Accounts receivable includes $7.6 million that was unbilled to the DVA at September 30, 2008.
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
Direct costs of services are reflected in TeamStaff’s Consolidated Statement of Operations as “direct expenses” and are reflective of the type of revenue being generated. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses.
Goodwill and Intangible Assets
Beginning October 1, 2001, TeamStaff no longer amortizes goodwill or indefinite life intangible assets. TeamStaff continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. If an impairment write off of all the goodwill became necessary, a charge of up to $10.3 million would be expensed in the Consolidated Statement of Operations. All goodwill is attributable to the staffing services reporting units. If an impairment write off of all the trade names became necessary, a charge of up to $4.6 million would be expensed in the Consolidated Statement of Operations. During 2007, in connection with the Company’s decision to exit the Nursing Innovation per diem operations, an impairment loss of $1.6 million was recognized to reduce the carrying value of goodwill to net realizable value. TeamStaff has concluded, at present, that there is not any other required write off of goodwill or its tradename.
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

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s overall assessment of claims experience and historical and projected settlements. In March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $350,000 in trust account funds back to the Company. In fiscal years ended September 30, 2007 and 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $1.19 million and $2.25 million, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs and the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at September 30, 2008, the remaining prepaid asset of $0.4 million is expected to be received within the next twelve months. This is reflected on TeamStaff’s balance sheet as of September 30, 2008 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of September 30, 2008 and 2007 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.
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
In the fourth quarter of the year ended September 30, 2006, after an assessment of all available evidence (including historical and forecasted operating results), management concluded that realization of the Company’s net operating loss carryforwards (which includes those amounts acquired in previous years’ business combinations, collectively “NOLs”), tax credits and other deferred tax assets, could not be considered more likely than not. Accordingly, for the year ended September 30, 2008 and 2007, the Company did not record a tax benefit for net operating losses. Based on similar assessments, the Company increased the valuation allowance established on deferred tax assets by approximately $0.6 million and $0.8 million in 2008 and 2007, respectively. The primary reason for the NOL in 2008 relates to the realized tax loss (unrealized in 2007) on the sale of the discontinued operation’s assets (see Note 4). The increase in the valuation allowance of approximately $0.6 million related to the net operating loss was offset by a decrease of approximately $1.1 million, representing adjustments to state NOLs and other fully reserved deferred tax assets. Based on an assessment performed as of September 30, 2008, the Company has maintained a full valuation allowance against remaining NOLs and other deferred tax assets; as the realization of such amounts, at that date, could not be considered more likely than not. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely that not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of such NOLs), to offset future periods’ taxable income.
The Company recorded tax expense of $60,000 related to certain estimated state taxes due. The income tax benefit of $123,000 for 2007 is attributable to an overaccrual of estimated state taxes at September 30, 2006 against amounts computed in the preparation of various income tax returns.

At September 30, 2008 the Company had net operating losses of approximately $28.3 million, $14.4 million and $8.5 million for U.S, New Jersey and other states’ tax return purposes, respectively, and unutilized tax credits approximate $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2028.
Allowance for Doubtful Accounts
TeamStaff maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff’s customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff’s accounts receivable balances could grow and TeamStaff could be required to provide for additional allowances, which would decrease net income in the period that such determination was made. For example, TeamStaff currently maintains an allowance of less than 1% of billed accounts receivable due to the fact that a significant portion of accounts receivable are from the Federal Government which historically have had little, if any, write-offs for non-payment. If, for example, the allowance grew to 2% of September 30, 2008 accounts receivable, pre-tax income would have been reduced by $256,000.
Overview
Business description
TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing travel allied medical employees and nurses (typically on a thirteen-week assignment basis), as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, physical therapists, occupational therapists, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees at approximately 225 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical and office administration/technical professionals through FSS contracts with both the GSA and DVA. TeamStaff GS places temporary employees at approximately 40 facilities.
The Company has implemented several initiatives to position the staffing services subsidiaries for growth. Sales initiatives include assessing, restructuring and adding to its sales force and recruiting efforts and continued management of a pricing and gross margin improvement plan. In September 2008, the Company hired Dale West as President of its TeamStaff Rx subsidiary. Ms. West was former President of RNNetwork as well as an owner and original founder of RNNetwork. Ms. West grew RN Network from a start-up to approximately $100 million in annual revenue over a five year period. In February 2008, TeamStaff Rx received Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) certification which serves to validate the Company’s hiring practices and our commitment to providing quality healthcare services. The Company believes this Gold Seal is critical in maximizing additional recruiting and sales opportunities. During the fiscal year, efforts to build marketing presence included the launching of new TeamStaff Rx, TeamStaff GS and corporate websites, implementing a print advertisement campaign, and revising our strategic marketing communications plan in an effort to attract allied medical and nurse travelers. During the year, we also added several marketing events to our tradeshow calendar in order to increase our brand recognition. This added exposure is allowing us to introduce our suite of offerings to an expanded market. We continue to focus on our sales and marketing efforts throughout our operating divisions in order to increase our contact with current and prospective clients. We initiated a corporate branding campaign which will promote consistency and brand recognition as well as increase TeamStaff’s visibility in the marketplace. TeamStaff GS, formerly known as RS Staffing Services, gives us a strong presence in the government sector and provides us with an opportunity to bid on awards for large multi-year contracts with favorable operating margins. In February 2008 we announced the renaming of RS Staffing Services to TeamStaff Government Solutions. The name change reflects the subsidiary’s expanding service offerings in providing staffing for government logistical support positions.

Sale of Nursing Innovations
On January 31, 2008, we completed the sale of our per diem nurse staffing business located in Memphis, Tennessee and operating under the name of Nursing Innovations, to Temps, Inc. Under the terms of the definitive asset purchase agreement, effective as of January 27, 2008, we received a cash purchase price of $447,000 for the acquired business and related assets, of which $357,000 was paid at closing and $90,000 was deposited in a required escrow account for six months. Payment of the escrow to TeamStaff was subject to the downward adjustment for the amount of pre-closing accounts receivables uncollected by the purchaser during such six-month period. Approximately $89,000 of escrow was released to the Company during the fourth quarter of fiscal 2008. As described in greater detail in Note 4 to our consolidated financial statements, the results of operations, cash flows and related assets and liabilities of our per diem nurse staffing business was reclassified in the accompanying consolidated financial statements from those of our continuing businesses to discontinued operations.
Reverse Split
On April 17, 2008, the Company filed an amendment to its Amended and Restated Certificate of Incorporation in order to effect a one-for-four reverse split of the Company’s common stock. The reverse split was approved on April 17, 2008 at the Company’s annual meeting of shareholders and became effective on April 21, 2008, at which time the Company’s common stock began trading on the Nasdaq Global Market on a split-adjusted basis. The Company did not issue any fractional shares resulting from the reverse split and will pay holders the cash value of fractional shares that would have otherwise been issued. As a result of the reverse stock split, each four shares of Common Stock was combined and reclassified into one share of common stock. All references to common stock, options, share based arrangements, exercise price, fair values and related data within this Annual Report on Form 10-K have been retroactively restated so as to incorporate the effect of this reverse stock split. On May 12, 2008, the Company announced that it was notified by the Nasdaq Stock Market that, as a result of the Company’s common stock closing at $1.00 per share or more for a minimum of 10 consecutive trading days, it has regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Market.
Recent Business Trends
TeamStaff Rx
Demand for travelers has softened due to hospital budget constraints and continued low patient census. On the supply side, during a period of economic instability, travelers prefer the security of a permanent position. Additionally, a poor economic climate has had an adverse impact on hospital staff wanting to leave their position and take a travel assignment with us. In an effort to attract travelers, the Company recently enhanced its benefits package and traveler loyalty program.
Longer term, we continue to believe the demand for temporary medical personnel will rebound as a result of key drivers in our business segment such as the declining health of an aging population, advances in medical technology, hospital employee turnover, growth in hospital admissions and regulatory legislation.
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
We believe demand will remain strong as the government looks to maintain or improve social services provided to our returning veterans. In addition, we believe the government staffing business is more stable in an economic downturn due to the longer term duration of its contracts.

Results of Operations
Fiscal Year 2008 as Compared to Fiscal Year 2007
The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30,	September 30,
	2008	2007

Condensed Consolidated Statement of Operations:

Revenue	100.0%	100.0%
Direct Expenses	83.5%	83.5%

Gross Profit	16.5%	16.5%
Selling, general and administrative	15.0%	19.0%
Depreciation and amortization expense	0.4%	0.5%

Income (loss) from operations	1.0%	-3.0%
Other income (expense)	0.7%	-2.2%

Income (loss) from continuing operations before taxes	1.7%	-5.2%
Income tax (expense) benefit	-0.1%	0.2%

Income (loss) from continuing operations	1.6%	-5.0%
(Loss) from discontinued operations	-0.1%	-2.0%

Net income (loss)	1.6%	-7.0%

TeamStaff’s revenues for the fiscal years ended September 30, 2008 and 2007 were $73.3 million and $66.9 million, respectively, which represents an increase of $6.4 million or 9.6% over the prior fiscal year. Revenue for the fiscal year 2008 and 2007 include $59.2 million and $44.9 million, respectively, related to TeamStaff GS. This subsidiary’s revenue helped to offset a decrease of $10.3 million in revenues in the TeamStaff Rx travel allied and travel nursing subsidiary from fiscal year 2007 to fiscal year 2008. The decrease in revenue is in part due to adverse economic conditions resulting in lower demand for certain allied services and the continued shortage of qualified nursing professionals. The Company anticipates that the management changes made in fiscal 2007 and 2008, in addition to a redirected sales and marketing focus, will help increase the client base of and attract new travelers to TeamStaff Rx.
TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million. At September 30, 2008, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. TeamStaff has recognized revenue based on amounts that are contractually due under its arrangements with the Federal agencies and is currently in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts are obtained. The range of revenue (and gross profit) are estimated to be between $0.4 million and $0.7 million. At present, the Company expects to collect such amounts in the fiscal quarter ending March 31, 2009. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
Direct expenses for the fiscal years ended September 30, 2008 and 2007 were $61.2 million and $55.9 million, respectively which represents an increase of $5.3 million or 9.6%. This increase is the result of higher revenues. As a percentage of revenue, direct expenses were 83.5% for each of the fiscal years ended September 30, 2008 and 2007.

Gross profits for the fiscal years ended September 30, 2008 and 2007 were $12.1 million and $11.0 million, respectively, which represents an increase of $1.1 million, or 9.3%. The improvement in gross margin is a direct result of increased pricing on contracts and direct cost control initiatives as well as reduced use of TeamStaff GS teaming partners (subcontractors). Gross profit, as a percentage of revenue, was 16.5% for each of the fiscal years ended September 30, 2008 and 2007. Included in fiscal 2008 is gross profit of approximately $0.7 million related to the retroactive billings. Adjusted for the retroactive billings, TeamStaff’s gross profit in fiscal 2008 was 18.2%.
Selling, general and administrative (“SG&A”) expenses for the fiscal years ended September 30, 2008 and 2007 were $11.0 million and 12.7 million, respectively, which represents a decrease of $1.7 million, or 13.3%. The Company continues with its cost saving initiatives, which have resulted in reduced headcount and G&A costs. These cost savings have helped to offset an increase in new business expense of $0.4 million from fiscal 2007 to 2008. The increased spending is related to increased sales staff and marketing efforts. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure.
Depreciation and amortization expense was approximately $311,000 and $349,000 for the fiscal years ended September 30, 2008 and 2007, respectively.
Income from operations for the fiscal year ended September 30, 2008 was $0.7 million as compared to a loss from operations for the fiscal year ended September 30, 2007 of $2.0 million. This represents an improvement of $2.7 million in results from operations from fiscal 2007 to 2008.
Other income, which is comprised primarily of late fee income in the TeamStaff Rx subsidiary and interest income, was approximately $188,000 and $219,000 for the fiscal years ended September 30, 2008 and 2007, respectively. In addition, based on an assessment of periods settled and the status of open periods under review by the IRS regarding notices the Company received related predominantly to its former PEO operations, the Company reduced its estimated liability for payroll tax contingencies by $0.7 million and recorded such adjustment as other income.
Interest expense for the fiscal years ended September 30, 2008 and 2007 was approximately $159,000 and $197,000, respectively, representing a decrease of $38,000. This decrease is primarily due to reduced interest rates related to borrowing on the line of credit.
The Company recorded other expense of $0.2 million and $1.5 million, for the fiscal years ended September 30, 2008 and 2007, respectively representing a decrease of $1.3 million. This expense is related to legal representation and investigation costs incurred in connection with the Federal Grand Jury subpoena issued to our subsidiary formerly known as RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing effective as of June 2005. These expenses are classified as non-operating expenses because the subpoena relates to activity prior to the acquisition.
Beginning in fiscal 2006, the Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. For all of fiscal 2008, the Company did not record a Federal tax provision or benefit but recorded tax expense of $60,000 related to certain estimated states’ taxes due. Income tax benefit from continuing operations for fiscal year ended September 30, 2007 was $0.1 million as a result of adjustments in amounts accrued for tax provisions or settlements for fiscal year 2006 when the final Federal and state returns were prepared and filed.
Income from continuing operations for the fiscal year ended September 30, 2008 was $1.2 million, or $0.25 per basic and diluted share, as compared to a loss from continuing operations of $3.4 million, or ($0.70) per basic and diluted share, for the fiscal year ended September 30, 2007.
Loss from discontinued operations, net of tax, for the fiscal year ended September 30, 2008 and 2007 was $0.04 million, or ($0.01) per basic and diluted share, and $1.3 million, or ($0.27) per basic and diluted share, respectively. Loss from operations from the discontinued business unit, net of tax, for the fiscal year ended September 30, 2007, was $1.6 million. This includes income from operations, net of tax, of the discontinued per diem business unit of $0.2 million, offset by the write-down to fair value of per diem intangible assets of $1.6 million.

Net income for the fiscal year ended September 30, 2008 was $1.1 million, or $0.24 per basic and diluted share, as compared to a net loss of $4.7 million, or $(0.97) per basic and diluted share, for the fiscal year ended September 30, 2007. This represents an improvement of $5.8 million in net income from fiscal 2007 to fiscal 2008.
Liquidity and Capital Resources; Commitments
Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. Net cash provided by operating activities for the fiscal year ended September 30, 2008 was $4.7 million. This increase in net cash was primarily driven by a decrease in days sales outstanding (“DSO”) from approximately 40 days to 17 days during fiscal 2008 due to an enhanced and more efficient payment processing system implemented by the government. This decrease in DSOs increased our cash position by approximately $3 million. Also contributing to net cash provided by operating activities is income from continuing operations of $1.2 million and $0.35 million in cash received from Zurich related to the reduction in collateral requirements on outstanding workers’ compensation claims. Net cash used in operating activities for the fiscal year ended September 30, 2007 was $1.4 million. Losses from continuing operations of $3.4 million were the primary use of cash during the fiscal year ended September 30, 2007. This use was offset by $1.2 million in cash received from Zurich related to the reduction in collateral requirements on outstanding workers’ compensation claims and $0.25 million in escrow release related to the sale of the discontinued DSI business unit.
We continue to have relatively low capital investment requirements. Net cash provided by investing activities for the fiscal year ended September 30, 2008 was $0.1 million as a result of proceeds from the sale of our Per Diem division, offset in part by cash used for the purchases of furniture, technology equipment and software related to the relocation of TeamStaff GS administrative offices to Loganville, Georgia. Cash used in investing activities for the fiscal year ended September 30, 2007 was $0.2 million, primarily for the purchase of technology equipment, expenses related to the implementation of a new front office computer system and the redesign of our traveler website.
Net cash used in financing activities for the fiscal year ended September 30, 2008 was $0.2 million, primarily as a result of repayments on capital lease obligations and fees related to the new credit facility with Sovereign Business Capital. Cash provided by financing activities for the fiscal year ended September 30, 2007 was negligible.
Loan Facilities
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
The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on the loan accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage points above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum. The Loan Agreement requires compliance with certain customary covenants including a debt service coverage ratio and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. As of September 30, 2008, TeamStaff was in compliance with all loan covenants. The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement.
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
As of September 30, 2008, TeamStaff had cash and cash equivalents of $5.2 million and net accounts receivable of $12.9 million. At September 30, 2008, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million. This includes $7.6 million that was unbilled at September 30, 2008. As of September 30, 2008, there was no debt outstanding under the Loan Agreement and unused availability (as defined) totaled $1.8 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. As of September 30, 2008, TeamStaff had working capital of $2.4 million. The Company believes that, along with cash on hand, the availability under the existing revolving line of credit will provide sufficient liquidity over the next twelve months.
Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Long Term Debt (1)	$1,697	$1,569	$128	$—
Operating Leases (2)	1,605	481	759	365
Pension Liability (3)	70	70	—	—
Severence Liability (4)	74	74	—	—

Total Obligations	$3,446	$2,194	$887	$365

(1)	Represents bank line of credit, the maximum amount of notes payable related to acquisition of TeamStaff GS, and capital lease obligations.

(2)	Represents lease payments net of sublease income.

(3)	Represents pension liabilities for the former Chief Executive Officer and former Chief Financial Officer.

(4)	Represents severance payments related to former employees.

Employment Agreements
As described in greater detail under the caption “Executive Compensation and Related Information – Employment Agreements with Named Executive Officers”, during fiscal 2008, we entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. Subsequent to the year ended September 30, 2008, we entered into employment agreements with our President of TeamStaff GS and with our President of TeamStaff Rx. The material terms and conditions of each of these employment agreements are summarized in greater detail under the caption “Executive Compensation and Related Information – Employment Agreements with Other Executive Officers”. The summaries of each of the foregoing agreements are incorporated herein by reference.
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
Recently Issued Accounting Pronouncements Affecting the Company
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. TeamStaff conducts business solely in the US and, as a result, files income tax returns for US, New Jersey and various other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. Given the Company’s substantial net operating loss carryforwards, which are subject to a full valuation allowance, as well as the historical operating losses in prior periods, the adoption of FIN 48 on October 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of the adoption date and for the year ended September 30, 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company expects to adopt SFAS No. 157 in the first quarter of fiscal 2009 and does not believe that the adoption of this standard will have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2009 and does not believe that the adoption of this standard will have a material effect on the consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not believe that the adoption of this standard will have a material effect on the consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. If interest rates in these periods decrease, TeamStaff’s workers’ compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, TeamStaff, Inc. has a $3.0 million revolving credit facility by Sovereign Business Capital. Revolving credit advances bear interest at the Prime Rate plus 25 basis points. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including a fixed charge coverage ratio. The facility is subject to acceleration upon non-payment or various other standard default clauses. Material increases in the Prime rate could have a material adverse effect on our results of operations, the status of the revolving credit facility as well as interest costs.
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
Management’s Report on Internal Control over Financial Reporting
Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The company’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2008.
This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our fiscal year ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our Board is presently comprised of seven members and is classified into three classes, which are each elected in staggered three-year terms. Class 1 consists of T. Stephen Johnson and Peter Black, and the term expires in 2009; Class 2 consists of Karl Dieckmann, Frederick G. Wasserman and William H. Alderman, and the term expires in 2010 and Class 3 consists of Martin Delaney and Rick J. Filippelli, and the term expires in 2011. No family relationship exists among any of our directors or executive officers.
The charts below list our directors and executive officers as of December 19, 2008 and are followed by biographic information about them.
Directors

Name	Age	Positions	Class

T. Stephen Johnson	58	Chairman of the Board of Directors	1

Karl W. Dieckmann	80	Vice Chairman	2

William H. Alderman	45	Director	2

Peter Black	36	Director	1

Martin Delaney	65	Director	3

Rick J. Filippelli	52	President, Chief Executive Officer and Director	3

Frederick G. Wasserman	54	Director	2
Executive Officers

Name	Age	Positions

Rick J. Filippelli	52	President, Chief Executive Officer and Director

Cheryl Presuto	44	Chief Financial Officer, Controller

Dale West	53	President, TeamStaff Rx

Kevin Wilson	43	President, TeamStaff Government Solutions, Inc.
Biographical Information
William H. Alderman joined the Board of Directors in January 2007. Mr. Alderman has over 15 years experience providing investment banking services across multiple industries, with a particular expertise in financings, and mergers and acquisitions in the aerospace and defense industry. Since March 2001, Mr. Alderman has been the President of Alderman & Company where he represents some of the world’s most respected aerospace and defense companies. Mr. Alderman started his career at Bankers Trust Company and has held senior positions in investment management and corporate development at GE Capital, Aviation Sales Company, and most recently as Managing Director of the aviation investment banking practice of Fieldstone. Mr. Alderman received a MBA from J.L. Kellogg Graduate School of Management in 1989 and is also a graduate of Kenyon College and the Taft School. Mr. Alderman is currently a director of Breeze-Eastern Corp.

Peter Black joined the Board of Directors in March 2005. For the past nine years, Mr. Black has been an Investment Analyst and Portfolio Manager at Wynnefield Capital, Inc., where he is responsible for researching and identifying small-cap value investments. Mr. Black has initiated investments on Wynnefield’s behalf that span multiple industries. Prior to joining Wynnefield, Mr. Black was an investment banker in the mergers and acquisition departments of UBS Securities and SG Cowen & Co. Mr. Black is a graduate of Boston College and received his MBA from Fordham University. Wynnefield Capital, Inc., through certain of its investment funds, is the owner of approximately 14% of our outstanding shares of common stock. Mr. Black is currently a director of Underground Solutions, Inc.
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
Rick J. Filippelli was appointed as our Chief Executive Officer, President and a member of our Board of Directors in January 2007. Mr. Filippelli also served as Vice President from September 2003 to January 2007 and as Chief Financial Officer of TeamStaff from September 2003 to October 2007. Prior to joining TeamStaff, Mr. Filippelli spent approximately two years as Chief Financial Officer of Rediff.com, a publicly traded global information technology company. From 1985 through 2001, Mr. Filippelli held various financial positions including that of Chief Financial Officer with Financial Guaranty Insurance Company (“FGIC”), a subsidiary of GE Capital. Prior to joining FGIC, Mr. Filippelli spent six years in public accounting including three years with the Big 4 firm of Ernst and Young. Mr. Filippelli holds a Bachelor of Science degree in Accounting from Brooklyn College and is a Certified Public Accountant as well as a member of the American Institute of Certified Public Accountants.
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
Dale West was appointed as the President of TeamStaff Rx in September 2008. Previously, Ms. West was an independent consultant in the healthcare staffing sector from February 2008 to May 2008. From August, 1998 through July, 2002, Ms. West was Senior Vice President of RNNetwork, Inc. a healthcare staffing company and from July, 2002 through December, 2005, Ms. West served as the President of RNNetwork, Inc. Ms. West also was an owner and original founder of RNNetwork. At RNNetwork, Ms. West was responsible for overseeing all aspects of the travel nurse business. RNNetwork was acquired by CompHealth Group in January 2005. Previously, Ms. West worked at Hospital Staffing Services, Inc. from September, 1995 to August, 1998 as Director of Sales. Prior to that, Ms. West worked as Director of Operations at Allied Health Services, Inc. from 1992 to 1995.
Kevin Wilson was appointed as the President of TeamStaff GS in October 2008. Previously, Mr. Wilson served as the Director of TeamStaff GS from June 2007 through September 2008. From January 2004 to June 2007, Mr. Wilson served as the Director of Strategic Alliances of Varec, Inc., where he was responsible for business development in the domestic and foreign defense markets. Prior to his tenure at Varec, Inc., from March 1997 to January 2004, Mr. Wilson was the Program Manager for a multiyear defense services contract with Endress Hauser Systems & Gauging. Mr. Wilson also worked at Tracer Research Corporation from January 1990 to March 1997, where he was Project Manager for the United States Air Force, Air Combat Command professional services contract. Mr. Wilson holds a BS in Business Marketing from Northwest Missouri State University.
Corporate Governance
Meetings of the Board of Directors; Independence and Committees
During the fiscal year ended September 30, 2008, the Board of Directors met on 16 occasions. Our Board of Directors determined that for the fiscal year ended September 30, 2008, Messrs. Alderman, Black, Dieckmann, Johnson and Wasserman satisfied the independence requirements within the meaning of Section 4200(a) (15) of the NASDAQ Marketplace Rules.
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
For the fiscal year ended September 30, 2008, a general description of the duties of the Committees, their members and number of times each Committee met were as follows:
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
From October 1, 2007 to the present, members of our Audit Committee were and are Mr. Wasserman (Chair), Mr. Black and Mr. Dieckmann. Mr. Wasserman is also designated as our Audit Committee Financial Expert. During the 2008 fiscal year, all of the members of our Audit Committee were “independent” within the definition of that term as provided by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. From the fiscal year to the present, all of the members of our Audit Committee are “independent” within the definition of that term as provided by Rule 4200(a)(15) of the Nasdaq Marketplace Rules. During the fiscal year ended September 30, 2008, this Audit Committee met on five occasions, three of which were by telephone conference call.

Management Resources and Compensation Committee. The charter governing the activities of the Management Resources and Compensation Committee (sometimes referred to as the “Compensation Committee”) may be viewed online on our website at www.teamstaff.com. The Management Resources and Compensation Committee functions include negotiation and review of all employment agreements of executive officers of TeamStaff and administration of TeamStaff’s 2006 Long Term Incentive Plan, its 2000 Employee Stock Option Plan and Non-Executive Director Stock Option Plan. From October 1, 2007 to the present, the members of the Management Resources and Compensation Committee were and are Mr. Black (Chair), Mr. Dieckmann and Mr. Johnson. At all times members of the Management Resources and Compensation Committee satisfied the independence requirements of Section 4200(a) (15) of the Nasdaq Marketplace Rules. During the fiscal year ended September 30, 2008, this committee met on two occasions, both of which were by telephonic conference call.
Nominating and Corporate Governance Committee. The charter governing the activities of the Nominating and Corporate Governance Committee may be viewed online on our website at www.teamstaff.com. Pursuant to its charter, the Nominating and Corporate Governance Committee’s tasks include reviewing and recommending to the Board issues relating to the Board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board’s compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. The Nominating and Corporate Governance Committee functions also include the review of all candidates for a position on the board of directors including existing directors for renomination and reports its findings with recommendations to the Board. The Nominating and Corporate Governance Committee solicits candidates on behalf of TeamStaff to fill any vacancy on the Board. From October 1, 2007 to the present, the members of the Nominating and Corporate Governance Committee members were and are Mr. Alderman (Chair), Mr. Dieckmann and Mr. Johnson. At all times Messrs. Alderman, Dieckmann and Johnson satisfied the independence requirements of Section 4200(a) (15) of the Nasdaq Marketplace Rules. During the fiscal year ended September 30, 2008, this committee met on two occasions, one of which was by telephonic conference call.
Executive Committee. The Board of Directors created an Executive Committee effective September 4, 2001. Executive Committee members are currently Mr. Karl W. Dieckmann and Mr. T. Stephen Johnson. Mr. T. Stephen Johnson serves as its chairman. This committee did not meet during the fiscal year ended September 30, 2008.
No member of the Board of Directors or any committee failed to attend at least, or participated in fewer than, 75% of the meetings of the Board or of a committee on which such member serves.
Management Resources and Compensation Committee Interlocks and Insider Participation in Compensation Decisions
Mr. Peter Black (Chair), Mr. Karl W. Dieckmann and Mr. T. Stephen Johnson served on the Management Resources and Compensation Committee for the fiscal year ended September 30, 2008. There are no interlocks between TeamStaff’s Directors and directors of other companies and at all times members of the Management Resources and Compensation Committee satisfied the independence requirements of Section 4200(a) (15) of the Nasdaq Marketplace Rules.
Nominating and Corporate Governance Matters
Our Nominating and Corporate Governance Committee considers candidates for election to our Board of Directors, whether recommended by security holders or otherwise, in accordance with the following criteria. The Nominating and Corporate Governance Committee applies the following general criteria to all candidates:
•	Nominees shall have a reputation for integrity, honesty and adherence to high ethical standards.
•
Nominees should have demonstrated business acumen, experience and the ability to exercise sound judgment in matters that relate to current and long term objectives of the Company and should be willing and able to contribute positively to TeamStaff’s decision-making process.

•	Nominees should have a commitment to understand the Company and its industries and to regularly attend and participate in meetings of the Board and its committees.

•
Nominees should have the interest and ability to understand the sometimes conflicting interests of the various constituencies of the Company, which include shareholders, employees, customers, governmental units, creditors and the general public, and to act in the interests of all shareholders.

•
Nominees should not have, nor appear to have, a conflict of interest that would impair the nominees’ ability to represent the interests of all the Company’s shareholders and to fulfill the responsibilities of a director.

•	Nominees shall not be discriminated against on the basis of race, religion, national origin, sex, disability or any other basis proscribed by applicable law.
The re-nomination of existing directors is not to be viewed as automatic, but is based on continuing qualification under the various criteria set forth above. In addition, the Nominating and Corporate Governance Committee considers the existing director’s performance on the Board and any committee thereof. The Nominating and Corporate Governance Committee also considers the backgrounds and qualifications of the directors considered as a group. The Nominating and Corporate Governance Committee strives to ensure that the Board, when taken as a whole, provides a significant breadth of experience, knowledge and abilities that shall assist the Board in fulfilling its responsibilities.
Procedure to be Followed by Shareholders in Submitting Director Candidate Recommendations
Any shareholder who desires the Nominating and Corporate Governance Committee to consider one or more candidates for nomination as a director should, either by personal delivery or by United States mail, postage prepaid, deliver a written recommendation addressed to the Chairman, TeamStaff, Inc. Nominating and Corporate Governance Committee at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873, not later than (i) with respect to an election to be held at an annual meeting of shareholders, 90 days prior to the anniversary date of the immediately preceding annual meeting or if an annual meeting has not been held in the preceding year, 90 days prior the first Tuesday in April; and (ii) with respect to an election to be held at a special meeting of shareholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to shareholders. Each written recommendation should set forth: (a) the name and address of the shareholder making the recommendation and of the person or persons recommended; (b) the consent of such person(s) to serve as a director(s) of the Company if nominated and elected; and (c) a description of how the person(s) satisfy the General Criteria for consideration as a candidate referred to below in the section entitled ‘‘Nominating and Corporate Governance Matters.’’
Additional Criteria for Notice of Shareholder Nominees
In accordance with our By-Laws, any shareholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such shareholder’s intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Company in accordance with the terms described in the preceding paragraph. Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission (“SEC”); and (e) the consent of each nominee to serve as a director of the Company if so elected.

Shareholder Communications with the Board
Any shareholder may communicate with the Board of Directors in writing through the Company’s Corporate Secretary (at TeamStaff, Inc., 1 Executive Drive, Suite 130, Somerset, New Jersey 08873) provided that the communication identifies the shareholder and the number and type of securities held by that shareholder. The Secretary reviews such communications, and forwards them to the Board of Directors unless the Secretary, in consultation with the Chief Executive Officer, determines that the communication is inappropriate for the Board’s consideration (for example, if it relates to a personal grievance or is unrelated to Company business). The Secretary maintains a permanent written record of all such shareholder communications received by the Secretary. This process was unanimously approved by the Nominating and Corporate Governance Committee of the Board of Directors (which is comprised of independent directors).
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2008 fiscal year.
ITEM 11. EXECUTIVE COMPENSATION AND RELATED INFORMATION
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
Objectives of Our Executive Compensation Program
Our executive compensation program is designed to achieve the following objectives:
•	attract and retain talented and experienced executives necessary to achieve our strategic objectives in the highly competitive and dynamic industry in which we compete;
•	motivate and reward executives whose knowledge, skills and performance are critical to our success;
•	align the interests of our executives and stockholders by motivating executives to increase stockholder value;
•	to increase our long-term profitability and, accordingly, increase stockholder value;
•
provide a competitive compensation package in which a significant portion of total compensation is determined by corporate and individual results and the creation of shareholder value; and foster a shared commitment among executives by coordinating their corporate and individual goals.

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
Within the context of the overall objectives of our compensation program, we determined the specific amounts of compensation to be paid to each of our executives in 2008 based on a number of factors including:
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
To understand the Company’s position within the marketplace for management talent and to assist it in making compensation decisions that will help us attract and retain a strong management team, the Management Resources and Compensation Committee reviews national compensation survey data, peer financial performance and compensation information, the Company’s financial performance both against its internal financial targets and its designated peer group, and internal compensation comparability among senior executives.
In order to assist the Committee in designing an overall effective compensation plan to reach its goals, the Committee retained BDO Seidman, LLP as an outside compensation consultant in 2006 to evaluate its programs and to assist it in establishing future guidelines for base salaries and other elements of the Company’s executive compensation program. Although the Committee has not subsequently retained a compensation consultant, the Committee utilized the recommendations of BDO Seidman, in conjunction with its business judgment based on its review of other publicly available data, in determining executive compensation for 2008. In conducting its analysis, the Management Resources and Compensation Committee reviewed compensation data from the following issuers that compete in one or more of our industry segments: AMN Healthcare Services, Inc., Cross Country Healthcare, Inc. and Medical Staffing Network Holdings, Inc.
Key Events Affecting Compensation Decisions in 2008
During fiscal 2008, the following significant events transpired which were considered by our Management Resources and Compensation Committee in making compensation decisions for our Named Executive Officers:
We reported income from continuing operations throughout the 2008 fiscal year for the first time since fiscal 2003.
Completion in January 2008 of the disposition of our per diem nurse staffing business located in Memphis, Tennessee pursuant to which we received a cash purchase price of $447,000 for the acquired business and related assets.

In March 2008, we entered into a $3,000,000 amended and restated loan and security agreement (the “Loan Agreement”) with Business Alliance Capital Company (“BACC”), a division of Sovereign Business Capital (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3,000,000, subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets. Previously in 2005, the Company and PNC Bank, National Association (“PNC”) had entered into a $8,000,000 revolving credit facility (“PNC Loan Facility”). Pursuant to the Loan Agreement, the Lender (i) acquired by assignment from PNC all right, title and interest of PNC under the PNC Loan Facility, the PNC note and related loan documentation, and (ii) restructured the PNC Loan Facility into a $3,000,000 three (3) year revolving credit facility. The loan is for a term of 36 months and matures on March 31, 2011. Interest on the loan accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage point above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum.
These events and transactions have strengthened our company and positioned us for future growth. For additional information regarding these transactions, see “Business” in Part I of this Annual Report. The successful completion of these transactions was taken into consideration in compensation decisions with respect to 2008, both by the Management Resources and Compensation Committee in its decisions relating to executive officer compensation and by the Chief Executive Officer in his decisions relating to other executives. The Management Resources and Compensation Committee believes that our senior management team achieved highly positive results during fiscal 2008.
Compensation Decisions
For the fiscal year ended September 30, 2008, our Named Executive Officers received base salaries and bonuses which the Management Resources and Compensation Committee believes reflected industry standards, prevailing compensation practices in similar companies with which TeamStaff competes for executive talent, the seniority and skill level of the executive officer, TeamStaff’s performance, and each executive officer’s contribution thereto. Base salaries and bonuses paid to our Named Executive Officers for the fiscal years ended September 30, 2008 and 2007 are as set forth in the table provided under the heading “Executive Compensation — Summary Compensation Table.”
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
To the extent that we have entered into employment agreements with our Named Executive Officers, the base salaries of such individuals reflect the initial base salaries that we negotiated with them at the time of their initial employment or promotion and our subsequent adjustments to these amounts to reflect market increases, the growth and stage of development of our company, our executives’ performance and increased experience, any changes in our executives’ roles and responsibilities and other factors. The initial base salaries that we negotiated with our executives were based on our understanding of base salaries for comparable positions at similarly situated companies at the time, the individual experience and skills of, and expected contribution from, each executive, the roles and responsibilities of the executive, the base salaries of our existing executives and other factors. We have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer, the terms of which are summarized below.

During the fiscal year ended September 30, 2007, the base salary of Mr. Filippelli averaged $253,932, reflecting an increase following his appointment as President and Chief Executive Officer. During the fiscal year ended September 30, 2008, the base salary of Mr. Filippelli averaged $280,000, representing an increase of approximately 9% over his 2007 base salary, which is consistent with our employment agreement with Mr. Filippelli. During the fiscal year ended September 30, 2008, the base salary of Ms. Presuto averaged $175,000. Ms. Presuto was not a named executive officer for our 2007 fiscal year.
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
Under his employment agreement, Mr. Filippelli will also be entitled to a cash bonus of up to 70% of his annual base salary in the discretion of the Board of Directors as recommended by the Management Resources and Compensation Committee, subject to certain performance and EBITDA requirements, as well as up to an additional $60,000 for exceeding certain performance and EBITDA requirements.
Under her employment agreement, Ms. Presuto will also be entitled to a cash bonus of up to 50% of her annual base salary in the discretion of the Board of Directors as recommended by the Management Resources and Compensation Committee, subject to certain performance and EBITDA requirements, as well as up to an additional $30,000 for exceeding certain performance and EBITDA requirements.

For our 2008 fiscal year, Mr. Filippelli received a bonus of $196,000 which amount was earned under his employment agreement. For our 2008 fiscal year, Ms. Presuto received a bonus of $87,500 which amount was earned under her employment agreement. As noted above, the amount of the bonus paid to each Named Executive Officer also reflects the extent to which such executive achieved the milestones established at the beginning of the year, plus the amount of the discretionary bonus that is based on our assessment of their overall performance during the year. For our 2007 fiscal year, Mr. Filippelli received a bonus of $185,500 which amount was earned under his employment agreement. Ms. Presuto was not a named executive officer for our 2007 fiscal year.
Long-Term Equity Incentive Compensation
We believe that long-term company performance is best achieved through an ownership culture that encourages long-term performance by our executive officers through the use of stock-based awards. We grant stock options and restricted stock awards in order to provide certain executive officers with a competitive total compensation package and to reward them for their contribution to our long-term growth in value and the long-term price performance of our common stock. Grants of equity-based awards are designed to align the executive officer’s interest with that of our shareholders. To assist us in retaining executives and encouraging them to seek long-term appreciation in the value of our stock, the benefits of the awards generally are not immediately realizable by the grantee as the awards vest over a specified period, usually three years, and therefore an employee must remain with us for a specified period to enjoy the full potential economic benefit of an award. We may consider as one of a number of factors the level of an executive officer’s realizable compensation from awards granted in prior years when making decisions with respect to awards to be granted to that executive officer for the most recently ended fiscal year.
Based on the stage of our development and the incentives we are trying to provide to our executives, we have currently chosen to use restricted stock awards. Our decisions regarding the amount and type of long-term equity incentive compensation and relative weighting of these awards among total executive compensation have also been based on our understanding of market practices of similarly situated companies and our negotiations with our executives in connection with their initial employment or promotion by us.
The Management Resources and Compensation Committee periodically reviews the number of vested and unvested equity awards held by Named Executive Officers and makes additional grants to these executives to provide greater incentives to continue employment with TeamStaff and to strive to increase shareholder value. Stock options typically have been granted to executive officers when the executive first joins TeamStaff, in connection with a significant change in responsibilities and, occasionally, to achieve equity within a peer group. During the fiscal year ended September 30, 2008, the Management Resources and Compensation Committee made grants of restricted stock to executive officers, as described in the section entitled “Executive Compensation – Restricted Stock Grants in Last Fiscal Year.” The primary factors upon which specific grants made by the Management Resources and Compensation Committee during fiscal year 2008 were based are the executive’s past performance, anticipated future contribution, consistency within the executive’s peer group, prior option grants to the executive officer, the percentage of outstanding equity owned by the executive, the level of vested and unvested options, competitive market practices and the executive’s responsibilities and performance. The Management Resources and Compensation Committee does not set specific target levels for options or restricted stock granted to named executive officers or for the Chief Executive Officer but seeks to be competitive with similar companies.
Stock option awards provide our executive officers with the right to purchase shares of our common stock at a fixed exercise price based on the market price of our common stock on the date of grant and are exercisable for a period of up to ten years, subject to continued employment with our company. Stock options are earned on the basis of continued service to us and generally vest over three years, beginning with one-third vesting one year after the date of grant with the balance then vesting in equal monthly installments over the following two year period. Such vesting is intended as an incentive to such executive officers to remain with us and to provide a long-term incentive. Restricted stock awards are also subject to vesting requirements as determined by our Management Resources and Compensation Committee. For the restricted stock awards granted to our Named Executive Officers during the 2008 fiscal year, these awards vest as follows: one-third of the restricted shares vest on the date of grant, and the remaining shares vest in two equal annual installments on September 30, 2008 and 2009, upon satisfaction of the performance targets and other key objectives established by the Management Resources and Compensation Committee.

Options are generally exercisable for a limited period of time after termination of employment (other than termination for cause) if vested, subject to certain rights that were negotiated in connection with the employment agreements we entered into with our Named Executive Officers. We do not require that any portion of the shares acquired be held until retirement, we do not have a policy prohibiting a director or executive officer from hedging the economic risks of his or her stock ownership and we do not have any minimum stock ownership requirements for executive officers and directors. Equity-linked compensation awards are made pursuant to our 2006 Long Term Incentive Plan (the “2006 Plan”). See “Payments Upon Termination or Change-in-Control” for a discussion of the change-in-control provisions related to stock options and restricted stock awards. The exercise price of each stock option granted under the 2006 Plan is based on the fair market value of our common stock on the grant date and the Management Resources and Compensation Committee has set the exercise price of the options granted to our Named Executive Officers other than our Chief Executive Officer at a price greater than the fair market value in order to reinforce the incentive nature of the award.
In addition to periodically granting performance-based stock options, we also granted options to certain of our Named Executive Officers at the time of their hiring as an incentive to accept employment with us.
We granted Mr. Filippelli 32,500 shares of restricted stock in connection with the approval of the formal letter agreement, dated as of February 14, 2007, modifying his employment agreement following his appointment as President and Chief Executive Officer. Such restricted shares granted to Mr. Filippelli were subject to the following vesting schedule: (i) 7,500 shares vested on the grant date, (ii) 12,500 shares were to vest on September 30, 2008, subject to certain performance based vesting requirements, and (iii) 12,500 shares were to vest on September 30, 2009 subject to certain performance based vesting requirements. In connection with a new employment agreement with Mr. Filippelli, dated as of April 17, 2008, 25,000 unvested shares were cancelled and 41,250 shares of restricted stock were granted. Such restricted shares granted to Mr. Filippelli were subject to the following vesting schedule: (i) 13,750 shares vested on the grant date, (ii) 13,750 shares vested on September 30, 2008, which were subject to certain performance based vesting requirements, and (iii) 13,750 shares will vest on September 30, 2009 subject to certain performance based vesting requirements.
In connection with an employment agreement with Ms. Presuto, dated as of July 30, 2008, 30,000 shares of restricted stock were granted. Such restricted shares granted to Ms. Presuto were subject to the following vesting schedule: (i) 10,000 shares vested on the grant date, (ii) 10,000 shares vested on September 30, 2008, which were subject to certain performance based vesting requirements, and (iii) 10,000 shares will vest on September 30, 2009 subject to certain performance based vesting requirements.
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
See the tabular disclosure presented below under the heading “Executive Compensation Tables — Grants of Plan-Based Awards in 2008” for a summary of the equity awards granted to our Named Executive Officers during fiscal 2008.
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
Severance and Change of Control Arrangements. As discussed more fully in the section below entitled “Payments Upon Termination or Change in Control”, certain of our executive officers are entitled to certain benefits upon the termination of their respective employment agreements. The severance agreements are intended to mitigate some of the risk that our executive officers may bear in working for a company competing in a highly competitive and dynamic industry, such as ours.
Perquisites. The Company generally does not provide its named executive officers with perquisites.
Policies Regarding Tax Deductibility of Compensation. Within our performance-based compensation program, we aim to compensate the Named Executive Officers in a manner that is tax-effective for us. Section 162(m) of the Internal Revenue Code restricts the ability of publicly-held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is performance-based. We consider these requirements in our compensation determinations. The non-performance-based compensation paid in cash to our executive officers in the 2008 fiscal year did not exceed the $1.0 million limit per officer, and we do not anticipate that the non-performance-based compensation to be paid in cash to our executive officers in 2008 will exceed that limit. To maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals, our Management Resources and Compensation Committee has not adopted a policy requiring all compensation to be deductible. Our Management Resources and Compensation Committee intends to continue to evaluate the effects of the compensation limits of Section 162(m) and to grant compensation awards in the future in a manner consistent with the best interests of our company and our stockholders.
Subsequent to the fiscal year ended September 30, 2008, we entered into employment agreements with Kevin Wilson, the President of our TeamStaff GS subsidiary and Dale West, the President of our TeamStaff Rx subsidiary. Due to the timing of such appointments, these persons are not considered named executive officers for the purpose of this Compensation Disclosure and Analysis and the additional disclosures that follow in Item 11 of this Annual Report on Form 10-K. However, we have presented a summary of the material terms and conditions of our employment agreements with these officers below under the caption “Executive Compensation and Related Information – Employment Agreements with Other Executive Officers”.

Summary of Executive Compensation
The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and our Chief Financial Officer (the “Named Executive Officers”), during the fiscal year ended September 30, 2008:
SUMMARY COMPENSATION TABLE

					Change in Pension
					Value and
					Nonqualified Deferred
				Stock	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Earnings	Compensation
Position	Year	($)(1)	($)(2)	($)(3)	($)	($)(4)	Total ($)

Rick J. Filippelli, President and Chief Executive Officer	2008	$280,000	$196,000	$100,796	$—	$4,495	$581,291
	2007	$253,920	$185,500	$60,433	$—	$3,199	$503,052
Cheryl Presuto, Chief Financial Officer	2008	$175,000	$87,500	$57,433	$—	$3,394	$323,327

(1)	“Salary” is comprised of the cash salary paid to the Named Executive Officers during fiscal 2008 and 2007.

(2)	“Bonus” is comprised of cash awards made to the Named Executive Officers in the discretion of the Company’s Board of Directors as recommended by the Management Resources and Compensation Committee, subject to certain performance and EBITDA requirements.

(3)	“Stock Awards” reflect the portion of restricted stock grants awarded to Named Executives Officers under the Company’s 2006 Long Term Incentive Plan that was recognized by the Company as a compensation expense in fiscal year 2008 and 2007 in accordance with the provisions of revised Statement of Financial Accounting Standards (“SFAS”) No. 123, (“FAS 123R”) Share-Based Payment.

(4)	“All Other Compensation” consists of compensation received from employer matching contributions to the Company’s 401(k) Plan, long term disability insurance premiums and life insurance premiums paid by the Company for each Named Executive Officer.

Additional Information. The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2008 and provides a dollar amount for total compensation. Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Management Resources and Compensation Committee and/or the Board of Directors is required prior to our entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year are made by the Management Resources and Compensation Committee and are implemented without changes to the general terms of employment set forth in those agreements. For a discussion of the salary, bonus and equity compensation of our Named Executive Officers for fiscal 2008 and the decisions made by the Management Resources and Compensation Committee relating to 2008 compensation, see “Compensation Discussion and Analysis” above. In addition, the Named Executive Officers earned or were paid the other benefits listed in the Summary Compensation Table and described in footnotes to the table. We have determined that Ms. Dale West, the President of TeamStaff Rx was not a Named Executive Officer for fiscal 2008 in light of the fact that she commenced employment with us on September 19, 2008. Similarly, Mr. Kevin Wilson, the President of TeamStaff GS is not considered a Named Executive Officer as his appointment to such position was made in October 2008, subsequent to our 2008 fiscal year end.
Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of plan-based awards for the year ended September 30, 2008 to the Named Executive Officers.
GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payments			Estimated Future Payments
		Under Non-Equity Incentive			Under Equity Incentive Plan
		Plan Awards			Awards
								All Other		All Other
								Stock		Option	Exercise
								Awards:		Awards:	or Base	Grant Date
								Number of		Number of	Price of	Fair Value of
		Thresh-		Maxi-	Thresh-		Maxi-	Shares of		Securities	Option	Stock and
		old	Target	mum	old	Target	mum	Stock or		Underlying	Awards	Option
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	Units (#)		Options (#)	($/Sh)	Awards ($)
Rick J. Filippelli	4/17/2008							41,250	(1)			$115,500
Cheryl Presuto	7/30/2008							30,000	(2)			$64,200

(1)	The restricted shares granted to Mr. Filippelli vest as follows: (i) 13,750 shares vest on the grant date; (ii) 13,750 shares will vest on September 30, 2008, subject to certain performance based vesting requirements; and (iii) 13,750 shares will vest on September 30, 2009 subject to certain performance based vesting requirements.

(2)	The restricted shares granted to Ms. Presuto vest as follows: (i) 10,000 shares vest on the grant date; (ii) 10,000 shares will vest on September 30, 2008, subject to certain performance based vesting requirements; and (iii) 10,000 shares will vest on September 30, 2009 subject to certain performance based vesting requirements.

Additional Information. For information regarding the effect on the vesting and treatment of these stock awards on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control” and “Employment Agreements with Named Executive Officers” below. Each award of Restricted Stock to our Named Executive Officers in fiscal 2008 represents an award of Common Stock that is subject to certain restrictions, including restrictions on transferability. These Restricted Stock Awards were granted under our 2006 Plan. The restrictions lapse in accordance with the terms of the award agreement. Holders of shares of Restricted Stock have voting power and the right to receive dividends, if any, that are declared on those shares which are vested. The grants of Restricted Stock made to our Named Executive Officers vest as described in the footnotes to the above table. The 2006 Plan is administered by the Management Resources and Compensation Committee. The committee has authority to interpret the plan provisions and make all required determinations under those plans. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits. Awards granted under the 2006 Plan are generally only transferable to a beneficiary of a Plan participant upon his or her death. However, the committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable laws.
Discussion of Summary Compensation and Grants of Plan-Based Awards Tables
Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation table and the Grants of Plan Based Awards table was paid or awarded, are described above under “Compensation Discussion and Analysis.” A summary of certain material terms of our compensation plans and arrangements is set forth below.
Outstanding Equity Awards
The following table sets forth certain information with respect to outstanding equity awards at September 30, 2008 with respect to the Named Executive Officers.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
								(i)
							(h)	Equity
							Equity	Incentive Plan
					(f)	(g)	Incentive Plan	Awards:
	(b)	(c)			Number	Market	Awards:	Market or
	Number of	Number of			of Shares	Value of	Number of	Payout Value of
	Securities	Securities			or Units	Shares or	Unearned	Unearned
	Underlying	Underlying			of Stock	Units of	Shares, Units or	Shares, Units or
	Unexercised	Unexercised	(d)		That	Stock That	Other Rights	Other Rights
	Options	Options	Option Exercise	(e)	Have Not	Have Not	That Have Not	That Have Not
(a)	(#)	(#)	Price	Option Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)(1)	($)(2)	(#)(3)	($)(2)

Rick Filippelli	12,500	—	$9.20	5/21/09
					4,167	$28,335
							13,750	$38,500
Cheryl Presuto	4,500	—	$7.84	11/04/09
					1,667	$11,336
							10,000	$21,400

(1)	Represents unvested portion of stock award granted on April 27, 2006 with a three year vesting schedule.

(2)	The market or payout value of stock awards reported in Columns (g) and (i) is computed by multiplying the number of shares of stock reported in Column (f) and (h) by the closing market price of our Common Stock on the last trading day of fiscal 2008.

(3)	Represents unvested portion of stock award granted to Mr. Filippelli on April 27, 2008 and Ms. Presuto on July 30, 2008 as part of their employment agreements. These unvested shares are subject to certain performance criteria for the fiscal year ended September 30, 2009.

Additional Information. Each stock option grant reported in the table above was granted under, and is subject to, our 2000 Employee Plan. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Payments Upon Termination or Change in Control” below. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements With Named Executive Officers” above.
Restricted Stock Awards granted our Named Executive Officers were granted under the 2006 Plan. The stock awards held by our Named Executive Officers are subject to accelerated or continued vesting in connection with a change in control and upon certain terminations of employment, as described in more detail above under “Potential Payments and Other Benefits Upon Termination of Employment or a Change in Control.” For information regarding the effect on vesting on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Payments Upon Termination or Change in Control” below. This table does not reflect prior grants of restricted stock awards that are fully vested.
Options Exercised and Stock Vested
None of our Named Executive Officers exercised any stock options during the 2008 fiscal year. The following table shows the vesting of restricted stock awards for the year ended September 30, 2008, for each of our Named Executive Officers.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on	on Exercise	Acquired on	on Vesting
Name	Exercise (#)	($)	Vesting (#)	($)(1)

Rick J. Filippelli	—	—	31,666	$83,252
Cheryl Presuto	—	—	21,666	$50,415

(1)	Amounts reflect the aggregate dollar amount realized upon vesting by multiplying the number of shares of stock vested by the market value of the underlying shares on the vesting date.
Employment Agreements with Named Executive Officers
The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. See “Payments Upon Termination or Change-in-Control” below for a discussion of payments due to our Named Executive Officers upon the termination of his employment or a change-in-control of our company.
Rick J. Filippelli
On June 30, 2005 TeamStaff entered into a twenty seven month employment agreement with Mr. Rick J. Filippelli, its Vice President and Chief Financial Officer. The term of the agreement commenced on June 30, 2005 and was scheduled to terminate on September 30, 2007. TeamStaff entered into a formal letter agreement dated and effective as of February 14, 2007 with Mr. Filippelli following his appointment on January 10, 2007 as President and Chief Executive Officer, which modified certain terms of his 2005 employment agreement. However, on April 17, 2008, we entered into a new employment agreement with Mr. Filippelli, the material terms of which are summarized below. The following description of this employment is qualified in its entirety by reference to the full text of such agreement. The employment agreement supersedes and replaces the letter agreement that the Company entered into with Mr. Filippelli dated as of February 14, 2007.

• The employment agreement is for an initial term expiring September 30, 2009. Under the employment agreement, Mr. Filippelli will receive a base salary of $280,000. The term of the agreement is effective as of October 1, 2007. In the event we decide not to renew the agreement or if we and Mr. Filippelli are unable to reach agreement on the terms of a new agreement prior to the expiration date, Mr. Filippelli will be entitled to the severance payment described below.
• Mr. Filippelli may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors. Mr. Filippelli will have an opportunity to earn a cash bonus of up to 70% of his base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the Management Resources and Compensation Committee.
• Grant of 41,250 shares of restricted common stock (after giving effect to the company’s 1 for 4 reverse split of its common stock which was effective as of April 21, 2008). The vesting schedule applicable to the restricted stock is as follows: 33.3% of the restricted shares vest on the date of the agreement, and the remaining shares vest in two equal annual installments on September 30, 2008 and 2009, upon satisfaction of the performance targets and other key objectives established by the Management Resources and Compensation Committee. However, in the event of a change in control, the conditions to the vesting of the restricted stock awards shall be deemed void and all such shares shall be immediately and fully vested and delivered to the Mr. Filippelli.
• In the event of the termination of employment by us without “cause” or by Mr. Filippelli for “good reason,” as those terms are defined in the employment agreement, or in the event his employment is terminated due to his disability, he would be entitled to: (a) a severance payment of 12 months of base salary; (b) continued participation in our health and welfare plans for a period not to exceed 12 months from the termination date; and (c) all compensation accrued but not paid as of the termination date. In addition, in the event of termination for disability, Mr. Filippelli would also receive a pro-rata bonus, as described below.
• In the event of the termination of his employment due to his death, Mr. Filippelli’s estate would be entitled to receive: (a) all compensation accrued but not paid as of the termination date; (b) continued participation in our health and welfare plans for a period not to exceed 12 months from the termination date; and (c) payment of a “Pro Rata Bonus”, which is defined as an amount equal to the maximum bonus Mr. Filippelli had an opportunity to earn multiplied by a fraction, the numerator of which shall be the number of days from the commencement of the fiscal year to the termination date, and the denominator of which shall be the number of days in the fiscal year in which the Mr. Filippelli was terminated.
• If Mr. Filippelli’s employment is terminated by us for “cause” or by him without “good reason,” he is not entitled to any additional compensation or benefits other than his accrued and unpaid compensation.
• In the event that within 180 days of a “Change in Control” as defined in the employment agreement, (a) Mr. Filippelli is terminated, or (b) his status, title, position or responsibilities are materially reduced and Mr. Filippelli terminates his employment, we shall pay and/or provide to Mr. Filippelli, the following compensation and benefits:
(A) we shall pay Mr. Filippelli, in lieu of any other payments due hereunder, (i) the accrued compensation; (ii) the continuation benefits; and (iii) as severance, base salary for a period of 12 months, payable in equal installments on each of the company’s regular pay dates for executives during the twelve months commencing on the first regular executive pay date following the termination date; and
(B) The conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to Mr. Filippelli under any of our plans, or under any other incentive plan or arrangement, shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable. Further, any such options shall be deemed amended to provide that in the event of termination after a change of control, the options shall remain exercisable for the duration of their term.

• In addition, upon the effective date of an event constituting a change of control, we shall pay Mr. Filippelli, in one lump sum within 5 upon the first day of the month immediately following such event, an amount equal to his then current base salary. Mr. Filippelli shall be entitled to such payment whether or not his employment with the company continues after the change of control.
• Notwithstanding the foregoing, if the payments due in the event of a change in control would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code. The priority of the reduction of excess parachute payments shall be in the discretion of Mr. Filippelli.
• Pursuant to the employment agreement, Mr. Filippelli is subject to customary confidentiality, non-solicitation of employees and non-competition obligations that survive the termination of such agreement.
Cheryl Presuto
On July 30, 2008, we entered into an employment agreement with our Chief Financial Officer, Cheryl Presuto, the material terms of which are summarized below. The following description of this employment agreement is qualified in its entirety by reference to the full text of such agreement.
• The employment agreement is for an initial term expiring September 30, 2009. Under the employment agreement, Ms. Presuto will receive a base salary of $175,000. The term of the agreement is effective as of October 1, 2007. In the event the Company decides not to renew the agreement or if the Company and Ms. Presuto are unable to reach agreement on the terms of a new agreement prior to the expiration date, Ms. Presuto will be entitled to the severance payment described below.
• Ms. Presuto may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors. Ms. Presuto will have an opportunity to earn a cash bonus of up to 50% of her base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the Management Resources and Compensation Committee.
• Grant of 30,000 shares of restricted common stock. The vesting schedule applicable to the restricted stock is as follows: one-third of the restricted shares vest on the date of the agreement, and the remaining shares vest in two equal annual installments on September 30, 2008 and 2009, upon satisfaction of the performance targets and other key objectives established by the Management Resources and Compensation Committee. However, in the event of a change in control (as defined in the employment agreement), the conditions to the vesting of the restricted stock awards shall be deemed void and all such shares shall be immediately and fully vested and delivered to Ms. Presuto.
• In the event of the termination of employment by us without “cause” or by Ms. Presuto for “good reason,” as those terms are defined in the employment agreement, or in the event her employment is terminated due to her disability, she would be entitled to: (a) a severance payment of 12 months of base salary; (b) continued participation in our health and welfare plans for a period not to exceed 12 months from the termination date; and (c) all compensation accrued but not paid as of the termination date. In addition, in the event of termination for disability, she would also receive a pro-rata bonus, as described below.
• In the event of the termination of her employment due to her death, Ms. Presuto’s estate would be entitled to receive: (a) all compensation accrued but not paid as of the termination date; (b) continued participation in our health and welfare plans for a period not to exceed 18 months from the termination date; and (c) payment of a “Pro Rata Bonus”, which is defined as an amount equal to the maximum bonus Ms. Presuto had an opportunity to earn multiplied by a fraction, the numerator of which shall be the number of days from the commencement of the fiscal year to the termination date, and the denominator of which shall be the number of days in the fiscal year in which she was terminated.
• If Ms. Presuto’s employment is terminated by us for “cause” or by her without “good reason,” she is not entitled to any additional compensation or benefits other than her accrued and unpaid compensation.

• In the event that within 180 days of a “Change in Control” as defined in the employment agreement, (a) Ms. Presuto is terminated, or (b) her status, title, position or responsibilities are materially reduced and she terminates her employment, the Company shall pay and/or provide to her, the following compensation and benefits:
(A) The Company shall pay Ms. Presuto, in lieu of any other payments due hereunder, (i) the accrued compensation; (ii) the continuation benefits; and (iii) as severance, base salary for a period of 12 months, payable in equal installments on each of the Company’s regular pay dates for executives during the twelve months commencing on the first regular executive pay date following the termination date; and
(B) The conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to Ms. Presuto under any of the Company’s plans, or under any other incentive plan or arrangement, shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable. Further, any such options shall be deemed amended to provide that in the event of termination after a change of control, the options shall remain exercisable for the duration of their term.
• In addition, upon the effective date of an event constituting a change of control, the Company shall pay Ms. Presuto, in one lump sum upon the first day of the month immediately following such event, an amount equal to her then current base salary. Ms. Presuto shall be entitled to such payment whether or not her employment with the Company continues after the change of control.
• Notwithstanding the foregoing, if the payments due in the event of a change in control would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code. The priority of the reduction of excess parachute payments shall be in the discretion of Ms. Presuto.
• Pursuant to the employment agreement, Ms. Presuto is subject to customary confidentiality, non-solicitation of employees and non-competition obligations that survive the termination of such agreements.
Employment Agreements with Other Executive Officers
Subsequent to the year ended September 30, 2008, we entered into employment agreements with Kevin Wilson, the President of our TeamStaff GS subsidiary and Dale West, the President of our TeamStaff Rx subsidiary and such persons are not considered named executive officers for the purpose of this Compensation Disclosure and Analysis. The material terms and conditions of each of these employment agreements are summarized below. The following descriptions of these employment agreements are qualified in their entirety by reference to the full text of such agreements.
Kevin Wilson
On October 3, 2008, we entered into an employment agreement with Mr. Kevin Wilson, the President of our TeamStaff GS subsidiary. The employment agreement is for an initial term expiring September 30, 2010. Under the employment agreement, Mr. Wilson will receive a base salary of $200,000. The term of the agreement is effective as of October 1, 2008. Mr. Wilson may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors and will have an opportunity to earn a cash bonus of up to 70% of his base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the Chief Executive Officer. Thirty percent of the bonus shall be based on achieving revenue targets, sixty percent shall be based on achieving EBITDA targets, and ten percent shall be based on achieving corporate goals established by the Chief Executive Officer. Additional terms of his agreement are as follows:
• Grant of 30,000 shares of restricted common stock. The vesting schedule applicable to the restricted stock is as follows: one-third of the restricted shares vest on the date of the agreement; one-third vest on September 30, 2009, upon satisfaction of performance targets and other key objectives established by the Chief Executive Officer for fiscal 2009; and one-third vest on September 30, 2010, upon the satisfaction of the performance targets determined for fiscal 2010. However, in the event of a change in control (as defined in the employment agreement), the conditions to the vesting of the restricted stock awards shall be deemed void and all such shares shall be immediately and fully vested.

• In the event of the termination of employment by us without “cause” or by Mr. Wilson for “good reason,” as those terms are defined in the employment agreement, or in the event his employment is terminated due to his disability, he would be entitled to: (a) a severance payment of 6 months of base salary; (b) continued participation in our health and welfare plans for a period not to exceed 6 months from the termination date; and (c) all compensation accrued but not paid as of the termination date. In addition, in the event of termination for disability, he would also receive a pro-rata bonus, as described below.
• In the event of the termination of his employment due to his death, Mr. Wilson’s estate would be entitled to receive: (a) all compensation accrued but not paid as of the termination date; (b) continued participation in our health and welfare plans for a period not to exceed 6 months from the termination date; and (c) payment of a “Pro Rata Bonus”, which is defined as an amount equal to the lesser of (i) $75,000, and (ii) the Targeted Bonus multiplied by a fraction, the numerator of which shall be the number of days from the commencement of the fiscal year to the termination date, and the denominator of which shall be the number of days in the fiscal year in which his employment was terminated. If his employment is terminated by us for “cause” or by him without “good reason,” he is not entitled to any additional compensation or benefits other than his accrued and unpaid compensation.
• In the event that within 90 days of a “Change in Control” as defined in the employment agreement, (a) Mr. Wilson is terminated, or (b) his status, title, position or responsibilities are materially reduced and he terminates his employment, we shall pay and/or provide to him the following compensation and benefits: (A) (i) the accrued compensation; (ii) the continuation benefits; and (iii) as severance, base salary for a period of 6 months, payable in equal installments on each of the Company’s regular pay dates for executives during the six months commencing on the first regular executive pay date following the termination date; and (B) The conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to Mr. Wilson shall be deemed void and all such awards shall be immediately and fully vested.
• In addition, in the event the Company serves a “Notice of Retention” and Mr. Wilson diligently performs his duties during the “Retention Period” (as those terms are defined in the employment agreement), the Company shall pay him, in one lump sum on the first day of the month immediately following the month in which the Retention Period ends, an amount equal to 50% of his then current base salary. In the event the Company fails to serve a Notice of Retention, the Company shall pay him in one lump sum on the first day of the month immediately following the change of control, an amount equal to 50% of his then current base salary.
• Notwithstanding the foregoing, if the payments due in the event of a change in control would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code.
• Pursuant to the employment agreement, Mr. Wilson is subject to customary confidentiality, non-solicitation of employees and non-competition obligations that survive the termination of such agreements.

Dale West
On December 3, 2008, we entered into an employment agreement with Ms. Dale West, the President of our TeamStaff Rx subsidiary. The employment agreement is for an initial term expiring September 30, 2010. Under the employment agreement, Ms. West will receive a base salary of $200,000. The term of the agreement is effective as of October 1, 2008. Ms. West may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors and will have an opportunity to earn a cash bonus (“Targeted Bonus”) of up to 70% of her base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the Chief Executive Officer. Thirty percent (30%) of the bonus shall be based on achieving revenue targets, sixty percent (60%) shall be based on achieving EBITDA targets, and ten percent (10%) shall be based on achieving corporate goals established by the Chief Executive Officer. Additional terms of her agreement are as follows:
• Grant of 30,000 shares of restricted common stock. The vesting schedule applicable to the restricted stock is as follows: one-half vest on September 30, 2009, upon satisfaction of performance targets and other key objectives established by the Chief Executive Officer for 2009; and one-half vest on September 30, 2010, upon the satisfaction of the performance targets determined for 2010. However, in the event of a change in control (as defined in the employment agreement), the conditions to the vesting of the restricted stock awards shall be deemed void and all such shares shall be immediately and fully vested.
• Ms. West will be eligible to receive a quarterly stock bonus equal to $12,500 of the Company’s common stock at the end of each calendar quarter of employment for satisfaction of performance criteria and other key objectives established by the Chief Executive Officer, provided that the first two quarterly bonuses shall be deemed earned if she is continuously employed by the Company during such quarters and shall not be conditioned on the achievement of any other performance criteria. Such shares of common stock will be valued on the last trading day of each quarter and shall be deemed vested and earned on the first business day following the close of the quarter.
• In the event of the termination of employment by us without “cause” or by Ms. West for “good reason,” as those terms are defined in the employment agreement, or in the event her employment is terminated due to her disability, she would be entitled to: (a) a severance payment of 6 months of base salary; (b) continued participation in our health and welfare plans for a period not to exceed 6 months from the termination date; and (c) all compensation accrued but not paid as of the termination date. In addition, in the event of termination for disability, she would also receive a pro-rata bonus, as described below.
• In the event of the termination of her employment due to her death, Ms. West’s estate would be entitled to receive: (a) all compensation accrued but not paid as of the termination date; (b) continued participation in our health and welfare plans for a period not to exceed 6 months from the termination date; and (c) payment of a “Pro Rata Bonus”, which is defined as an amount equal to the lesser of (i) $75,000, and (ii) the Targeted Bonus multiplied by a fraction, the numerator of which shall be the number of days from the commencement of the fiscal year to the termination date, and the denominator of which shall be the number of days in the fiscal year in which she was terminated. If her employment is terminated by us for “cause” or by her without “good reason,” she is not entitled to any additional compensation or benefits other than her accrued and unpaid compensation.
• In the event that within 90 days of a “Change in Control” as defined in the employment agreement, (a) Ms. West’s employment is terminated, or (b) her status, title, position or responsibilities are materially reduced and she terminates her employment, the Company shall pay and/or provide to her, the following compensation and benefits: (A) (i) the accrued compensation; (ii) the continuation benefits; and (iii) as severance, base salary for a period of 6 months, payable in equal installments on each of the Company’s regular pay dates for executives during the six months commencing on the first regular executive pay date following the termination date; and (B) the conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to Ms. West shall be deemed void and all such awards shall be immediately and fully vested.
• In addition, in the event the Company serves a “Notice of Retention” and Ms. West diligently performs her duties during the “Retention Period” (as those terms are defined in the employment agreement), the Company shall pay her, in one lump sum on the first day of the month immediately following the month in which the Retention Period ends, an amount equal to 50% of her then current base salary. In the event the Company fails to serve a Notice of Retention, the Company shall pay her in one lump sum on the first day of the month immediately following the Change in Control, an amount equal to 50% of her then current base salary.
• Notwithstanding the foregoing, if the payments due in the event of a Change in Control would constitute an “excess parachute payment” as defined in Section 280G of the Code, the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code.
• Pursuant to the employment agreement, Ms. West is subject to customary confidentiality, non-solicitation of employees and non-competition obligations that survive the termination of such agreements. In addition, Ms. West was provided an advance to reimburse her for living expenses not to exceed $3,200 in any month or $36,000 in the aggregate.

Stock Option Plans
2000 Employee Stock Option Plan
In the fiscal year 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employee Plan to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff’s common stock to all employees, including senior management. The 2000 Employee Plan replaced the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the approved 2000 Employee Plan, options granted there under may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Code, or options which do not so qualify (“Non-ISO’s”). As of September 30, 2008, there were 17,000 options outstanding under the 2000 Employee Plan.
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
2000 Non-Executive Director Option Plan
In fiscal year 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Plan (the “2000 Non-Executive Director Plan”) to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the 2000 Non-Executive Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The 2000 Non-Executive Director Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The 2000 Non-Executive Director Plan replaced the previous director plan that expired in April 2000.
Under the 2000 Non-Executive Director Plan, the exercise price for options granted under the 2000 Non-Executive Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in such Plan, the exercise price of options granted under the 2000 Non-Executive Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of TeamStaff or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the 2000 Non-Executive Director Plan, expires five (5) years from the date of grant. The Compensation Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Compensation Committee will make all determinations of the interpretation of the 2000 Non-Executive Director Plan. Options granted under the 2000 Non-Executive Director Plan are not qualified for incentive stock option treatment. As of September 30, 2008, there were 15,625 options held by directors outstanding under the 2000 Non-Executive Director Plan.
Effective January 19, 2007, the 2000 Non-Executive Director Plan was suspended due to a change in the compensation terms for non-employee Board members. For additional information regarding our director compensation policy, see below under the caption “Director Compensation”.

2006 Long Term Incentive Plan
The Board of Directors adopted the 2006 Long-Term Incentive Plan on January 17, 2006. The shareholders approved the 2006 Long Term Incentive Plan at the annual meeting on April 27, 2006. The Company reserved an aggregate of 5,000,000 shares of common stock for issuance under the 2006 Long Term Incentive Plan. The maximum number of shares of common stock that may be delivered to participants under the 2006 Long-Term Incentive Plan equals the sum of: (a) 5,000,000 shares of common stock; (b) any shares subject to awards granted under the 2000 Employee Plan and the 2000 Non-Executive Director Plan (collectively, the “2000 Plans”), which are forfeited, expired, canceled or settled in cash without delivery of such shares to the participant or otherwise is terminated without a share issuance; (c) any shares tendered by participants or withheld in payment of the exercise price of options or to satisfy withholding taxes under the 2000 Plans; and (d) any shares repurchased with the proceeds of options exercised under the 2000 Plans. As of September 30, 2008, there were 214,166 shares of common stock granted pursuant to awards under the 2006 Long Term Incentive Plan.
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
Performance shares or cash awards will depend on achievement of performance goals based on one or more performance measures determined by the Committee over a performance period as prescribed by the Committee of not less than one year and not more than five years. Performance goals may be established on a corporate-wide basis or as to one or more business units, divisions or subsidiaries, and may be in either absolute terms or relative to the performance of one or more comparable companies on an index covering multiple companies. “Performance measures” means criteria established by the Committee from time to time prior to granting the performance shares or cash awards.
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
•	termination without cause, or constructive (“good reason”) termination (including upon the occurrence of a change in control of a company;

•	termination for cause;

•	upon an executive’s disability; or

•	in the event of the executive’s death.
Background and Assumptions. In this section, we provide estimates of amounts that may become payable to our Named Executive Officers under their employment agreements as a result of a termination of employment under specific circumstances, as well as estimates regarding the value of other benefits they may become entitled to receive as a result of such termination. For example, such other benefits typically include, with respect to outstanding equity awards, continuation or acceleration of vesting. For a detailed description of the applicable provisions of the employment agreements of our Named Executive Officers, see “Employment Agreements with Named Executive Officers” below. Under those agreements, the amount and types of payment and other benefits vary depending on whether the termination is as a result of death or disability, is with or without cause, is a resignation for good reason and/or is in connection with a change in control. As prescribed by applicable SEC rules, in estimating the amount of any potential payments to Named Executive Officers under their employment agreements and the value of other benefits they may become entitled to receive, we have assumed that the applicable triggering event (i.e., termination of employment or change in control) occurred on September 30, 2008, that the price per share of Common Stock is $2.47, the closing price per share on September 30, 2008, the last trading day of our 2008 fiscal year. We have also treated the right to continue to vest in awards as accelerated to September 30, 2008 for purposes of this disclosure only.
Rick J. Filippelli
Death or Disability. Pursuant to the terms of his employment agreement, if Mr. Filippelli’s employment is terminated as a result of his death, Mr. Filippelli or his estate, as applicable, would receive any accrued but unpaid compensation, continued participation in our health and welfare plans for a period not to exceed 12 months from the termination date and payment of a “Pro Rata Bonus”, which is defined as an amount equal to the maximum bonus Mr. Filippelli had an opportunity to earn multiplied by a fraction, the numerator of which shall be the number of days from the commencement of the fiscal year to the termination date, and the denominator of which shall be the number of days in the fiscal year in which Mr. Filippelli was terminated. If Mr. Filippelli’s employment is terminated as a result of disability, Mr. Filippelli or his estate, as applicable, would receive any accrued but unpaid compensation, a severance payment of 12 months of base salary, continued participation in our health and welfare plans for a period not to exceed 12 months from the termination date and a pro rata bonus as described above.
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
Without Cause or for Good Reason. If Mr. Filippelli’s employment is terminated by the company without cause, or by him for good reason, or if either (1) we fail to timely notify him or our intent to renew his agreement or (2) after providing such notice, we fail to reach an agreement on a new employment agreement with him prior to the expiration date, then we would be obligated to pay Mr. Filippelli his accrued but unpaid compensation, a severance payment of 12 months of base salary and continued participation in our health and welfare plans for a period not to exceed 12 months from the termination date.
Change of Control. Upon the effective date of a “change of control” (as defined in Mr. Filippelli’s employment agreement), we would be obligated to pay him, in one lump sum payment an amount equal to his then current base salary. He would be entitled to such payment whether or not his employment with the Company continues after the change of control. In addition, in the event of a change of control, if within 180 days of a change of control, Mr. Filippelli is terminated, or his status, title, position or responsibilities are materially reduced and Mr. Filippelli terminates his employment, we would be required to pay and/or provide him with: (i) accrued but unpaid compensation; (ii) continuation benefits; and (iii) severance pay equal to base salary for a period of 12 months payable in equal installments on each of the Company’s regular pay dates for executives. In addition, all incentive awards, including restricted stock, stock options and granted performance shares or units shall be immediately and fully invested. Further, any such options shall be deemed amended to provide that in the event of termination after a change of control, the options shall remain exercisable for the duration of their term. Notwithstanding the foregoing, if the payments due in the event of a change in control would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code. The priority of the reduction of excess parachute payments shall be in the discretion of Mr. Filippelli.
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
Cheryl Presuto
Payments and benefits due to Ms. Presuto upon the termination of her employment or in the event of a change of control are the same as described above for Mr. Filippelli.
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

2006 Long Term Incentive Plan
Termination and Change in Control Provisions. Unless the Management Resources and Compensation Committee determines otherwise at the time of grant with respect to a particular award granted under the 2006 Long Term Incentive Plan, in the event of a termination of service for any reason other than for cause or a termination of service in connection with a Change in Control as defined in such Plan: (i) any options and stock appreciation rights outstanding as of the date such Change in Control occurs, and which are not then exercisable and vested, will become fully exercisable and vested; (ii) the restrictions and deferral limitations applicable to any restricted stock outstanding as of the date such Change in Control occurs will lapse, and such restricted stock will become free of all restrictions and limitations and become fully vested and transferable; (iii) all performance awards outstanding as of the date such Change in Control occurs will be considered to be earned and payable in full, or at such other level as may be specified in the applicable award agreement between the participant and the Company, and any deferral or other restriction will lapse and such performance awards will be immediately settled or distributed; and (iv) the restrictions and deferral limitations and other conditions applicable to any other awards outstanding as of the date such Change in Control occurs will lapse, and such other awards will become free of all restrictions, limitations or conditions and become fully vested and transferable.
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
2000 Non-Executive Director Plan
Corporate Transactions. Notwithstanding any contrary installment period with respect to any option and unless the Board of Directors determines otherwise, each outstanding option granted under the 2000 Non-Executive Director Plan shall become exercisable in full for the aggregate number of shares covered thereby in the event: (i) the Board of Directors (or, if approval of the stockholders is required as a matter of law, the stockholders of the Company) shall approve (a) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of shares of common stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (b) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (c) the adoption of any plan for the liquidation or dissolution of the Company; or (ii) any person, corporation or other entity (a) shall purchase any common stock (or securities convertible into the Company’s common stock) for cash, securities or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors, or (b) shall become the “beneficial owner” (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily having the right to vote in the election of Directors; or (iii) during any period of two consecutive years or less, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company’s stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office.
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
Termination Scenario Summary Tables
The amounts shown in the tables below assume that the noted triggering event occurred on September 30, 2008. Other relevant assumptions and explanations are provided in the footnotes following the tables. The amounts shown reflect only the additional payments or benefits that a Named Executive Officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event.
Potential Payments on Termination (without cause or following change-in-control)
As of Year Ended September 30, 2008(1)

	Termination Without Cause (2)				Termination Following Change-in-Control (3)
		Estimated	Estimated			Estimated	Estimated
		value of	value of			value of	value of
	Cash	continued	accelerated		Cash	continued	accelerated
	Payments	benefits	equity awards		Payments	benefits	equity awards
Name of Executive Officer	($) (4)	($) (5)	($) (6)	Total ($)	($)(4)	($)(5)	($)(6)	Total ($)

Rick J. Filippelli	$280,000	$16,034	$50,490	$346,524	$560,000	$16,034	$50,490	$626,524

Cheryl Presuto	$175,000	$14,257	$31,311	$220,568	$350,000	$14,257	$31,311	$395,568

(1)	This table provides information for each continuing Named Executive Officer. All references to base salary and annual target bonus refer to the amounts described above under “Summary of Executive Employment Agreements and Compensatory Terms.”

(2)	If we terminate the executive without cause, or the executive resigns for good reason as defined in his executive employment agreement (as described above), the executive will be entitled to receive the compensation as shown in the table

(3)	If we terminate the executive’s employment without cause, or if the executive resigns for good reason as defined in his executive employment agreement, in either case within 180 days following a change of control, then the executive will be entitled to receive in lieu of other termination compensation the amounts listed as shown in the table, plus any accrued but not yet paid salary. In addition, upon the effective date of a change of control, the executive will also be entitled to receive in 12 equal monthly payments an amount equal to his then current base salary. Notwithstanding the foregoing, if the payments due in the event of a change in control would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code. The priority of the reduction of excess parachute payments shall be in the discretion of the named executive officer.

(4)	Cash payments consist of severance payments (which may include payment of bonuses) as determined under the Named Executive Officer’s employment agreement.

(5)	The estimated value of continued benefits in effect on the termination date for a period of up to 12 months.

(6)	Estimated value of accelerated vesting of stock options represents the expense as calculated in accordance with FAS123(R). For the purposes of this tabular presentation, we have assumed that the performance-based vesting conditions of the restricted stock awards granted to the Named Executive Officers have not occurred and that following termination of employment for the reasons contemplated in this table, such awards remain unvested but outstanding. The fair market value of the restricted stock awards as of September 30, 2008 was $2.47 based on the closing price of the company’s common stock as reported on the Nasdaq National Market on such date.

Potential Payments on Disability or Death
As of Year Ended September 30, 2008

	Disability (1)				Death (2)
	Cash				Cash
	Payments	Estimated	Estimated		Payments	Estimated	Estimated
	(includes	value of	value of		(includes	value of	value of
	base salary	continued	accelerated		bonus	continued	accelerated
	and bonus)	benefits	equity awards		only)	benefits	equity awards
Name of Executive Officer	($) (3)	($) (4)	($) (5)	Total ($)	($) (3)	($) (4)	($) (5)	Total ($)

Rick J. Filippelli	$476,000	$16,034	$50,490	$542,524	$196,000	$16,034	$50,490	$262,524

Cheryl Presuto	$262,500	$14,257	$31,311	$308,068	$87,500	$14,257	$31,311	$133,068

(1)	In the event the executive becomes physically or mentally disabled such that he is unable to perform his duties for a period of 180 consecutive days, we may terminate the executive’s employment, unless otherwise prohibited by law. In the event of termination due to disability, we will continue the executive’s base salary (less any short term disability payments the executive receives from our company) in accordance with the terms of his employment agreement. In the event the executive becomes disabled, options will vest in full and remain exercisable (i) in the case of nonstatutory stock options until the first anniversary of such termination, and (ii) in the case of an incentive stock options, the earlier of (A) the first anniversary of the date of death and (B) the expiration of the stated term of the incentive stock option; provided, however, that if the executive dies within such period, notwithstanding the expiration of such period, any unexercised stock option may thereafter be exercised (i) in the case of nonstatutory stock options for a period of one year from the date of death, and (ii) in the case of an incentive stock options, until the earlier of the (A) first anniversary of the date of death and (B) the expiration of the stated term of the incentive stock option. In the event of an executive’s disability, any unvested shares of restricted stock will immediately become fully vested.

(2)	An executive’s employment will terminate automatically upon death. We will pay the executive’s accrued compensation through the date of death and his pro rated bonus for the fiscal year in which his death occurred, to his stated beneficiary. Upon the executive’s death, options will vest in full and remain exercisable (i) in the case of nonstatutory stock options until the first anniversary of such termination, and (ii) in the case of an incentive stock options, the earlier of the first anniversary of the date of death and the and the expiration of the stated term of the incentive stock option. In the event of an executive’s death, any unvested shares of restricted stock will immediately become fully vested.

(3)	Cash payments consist of severance payments (which may include payment of bonuses) as determined under the Named Executive Officer’s employment agreement.

(4)	The estimated value of continued benefits in effect on the termination date for a period of up to 12 months.

(5)	Estimated value of accelerated vesting of stock options represents the expense as calculated in accordance with FAS123(R). For the purposes of this tabular presentation, we have assumed that the performance-based vesting conditions of the restricted stock awards granted to the Named Executive Officers have not occurred and that following termination of employment for the reasons contemplated in this table, such awards remain unvested but outstanding. The fair market value of the restricted stock awards as of September 30, 2008 was $2.47 based on the closing price of the company’s common stock as reported on the Nasdaq National Market on such date.
Director Compensation
Effective January 19, 2007, the Board of Directors changed the compensation terms for non-employee Board members. The Board agreed to forego all cash compensation in lieu of restricted stock grants. Each non-employee Board member will receive an initial grant under the Company’s 2006 Long-Term Incentive Plan of 3,750 shares of restricted stock following the 2007 annual meeting of shareholders. Additionally, for each Board committee on which such non-employee Board member serves, the Board member will receive a grant of 625 shares of restricted stock following the 2007 annual meeting of shareholders. Fifty percent (50%) of all such shares of restricted stock shall vest when the volume-weighted average share price of the Company’s common stock over any 20 consecutive trading days exceeds the price on the date of grant by 20%, with the remaining fifty percent (50%) vesting one year thereafter. Future annual grants shall be determined by the Company’s Compensation Committee. Non-employee Board members also receive reimbursement of their Board-related travel, cell phone and similar expenses.
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

•	each non-executive director shall be awarded an annual grant of 3,750 shares of restricted common stock pursuant to the Company’ 2006 Long Term Incentive Policy following the Company’s annual meeting of shareholders held in 2008, provided that such award shall vest as follows: (A) 50% of the Award shall vest when the volume-weighted average share price over any 20 consecutive trading days exceeds the price per share of common stock on the date of grant by 20%; and (B) 50% of the Award shall vest one year from the vesting specified in (A) above;

•	each non-executive director shall be eligible for an additional annual grant of 1,250 shares of restricted stock for each committee membership held by a non-executive director following the Company’s annual meeting to be held in 2008, with such under the Company’s 2006 Long Term Incentive Plan, with such additional award to be fully vested on the date of grant;

•	Reasonable and customary expenses incurred in attending the board and committee meetings are reimbursable.
A summary of non-executive director compensation for the year ended September 30, 2008 is as follows:
Summary of Non-Executive Director Compensation

					Change in
					Pension Value
				Non-Equity	and Nonqualified
	Fees Earned	Stock	Option	Incentive Plan	Deferred	All Other
	or Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name (1) (3) (4)	Cash ($)	($) (2)	($)	($)	Earnings ($)	($)	Total ($)

T. Stephen Johnson	$18,500	$8,175				$1,057	$27,732

Karl W. Dieckmann	$17,500	$10,900				$1,683	$30,083

William H. Alderman	$17,500	$2,725				$417	$20,642

Peter Black	$17,500	$5,450				$—	$22,950

Martin J. Delaney	$16,750	$—				$523	$17,273

Frederick G. Wasserman	$18,500	$2,725				$—	$21,225

(1)	As of September 30, 2008, each director had the following number of Director Plan options outstanding: Mr Johnson – 3,750; Mr. Dieckmann – 3,750; Mr. Alderman – 0; Mr. Black – 3,125; Mr. Delaney – 2,500; Mr. Wasserman – 0

(2)	Grant date fair value of restricted stock awards on the date of grant was based on a fair market value of our common stock as reported on the Nasdaq National Market. The closing price of our common stock on October 3, 2007 was $0.84 (pre-split basis) and on May 30, 2008 was $2.18. Restricted stock awards are subject to vesting requirements as described in the narrative disclosure above.

(3)	On October 3, 2007, the Board of Directors granted an aggregate of 30,000 shares of restricted stock to the non-executive directors as follows: Mr. Johnson – 5,000 shares; Mr. Dieckmann – 6,250 shares; Mr. Alderman – 4,375 shares; Mr. Black – 5,000 shares; Mr. Delaney – 5,000 shares; and Mr. Wasserman – 4,375 shares.

(4)	On May 30, 2008, the Board of Directors granted an aggregate of 36,250 shares of restricted stock to the non-executive directors as follows: Mr. Johnson – 7,500 shares; Mr. Dieckmann – 8,750 shares; Mr. Alderman – 5,000 shares; Mr. Black – 6,250 shares; Mr. Delaney – 3,750 shares; and Mr. Wasserman – 5,000 shares.
Report of The Management Resources And Compensation Committee of The Board Of Directors
The following report has been submitted by the Management Resources and Compensation Committee of the Board of Directors:
The Management Resources and Compensation Committee of the Board of Directors has reviewed and discussed our Compensation Discussion and Analysis with management. Based on this review and discussion, the Management Resources and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K for the fiscal year ended September 30, 2008, as filed with the SEC.
The foregoing report was submitted by the Management Resources and Compensation Committee of the Board and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act.

Peter Black, Chair Karl W. Dieckmann T. Stephen Johnson

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth certain information as of December 19, 2008 with respect to each director, each of the named executive officers as defined in Item 402(a) (3), and directors and executive officers of TeamStaff as a group, and to the persons known by TeamStaff to be the beneficial owner of more than five percent of any class of TeamStaff’s voting securities. At December 19, 2008, TeamStaff had 4,842,704 shares of common stock outstanding. The figures stated below are based upon Schedule 13D, Schedule 13D/As, Form 3, and Form 4s filed with the Securities and Exchange Commission by the named persons.

	Number of Shares	Percent of Company’s
Name	Currently Owned (1)	Outstanding Stock
William H. Alderman (2)	5,688	*
c/o TeamStaff, Inc.
1 Executive Drive
Somerset, NJ 08873
Peter Black (3)(13)(14)(15)(16)	13,500	*
c/o TeamStaff, Inc.
1 Executive Drive
Somerset, NJ 08873
Martin J. Delaney (4)	17,432	*
c/o TeamStaff, Inc.
1 Executive Drive
Somerset, NJ 08873
Karl W. Dieckmann (5)	35,231	*
c/o TeamStaff, Inc.
1 Executive Drive
Somerset, NJ 08873
Rick J. Filippelli (6)	55,833	1.13%
c/o TeamStaff, Inc.
1 Executive Drive
Somerset, NJ 08873
T. Stephen Johnson (7)	77,877	1.58%
c/o TeamStaff, Inc.
1 Executive Drive
Somerset, NJ 08873
Frederick G. Wasserman (8)	9,063	*
c/o TeamStaff, Inc.
1 Executive Drive
Somerset, NJ 08873
Cheryl Presuto (9)	27,833	*
c/o TeamStaff, Inc.
1 Executive Drive
Somerset, NJ 08873

	Number of Shares	Percent of Company’s
Name	Currently Owned (1)	Outstanding Stock
Kevin Wilson (10)	10,000	*
c/o TeamStaff, Inc.
1 Executive Drive
Somerset, NJ 08873
Dale West (11)	0	*
c/o TeamStaff, Inc.
1 Executive Drive
Somerset, NJ 08873
Bernard J. Korman (12)	729,146	14.77%
2129 Chestnut Street
Philadelphia, PA 19103
Wynnefield Capital Management, LLC (13)	760,950	15.41%
450 Seventh Ave
New York, NY 10123
Wynnefield Capital Inc. (14)	428,072	8.67%
450 Seventh Ave
New York NY 10123
Wynnefield Capital Profit Sharing Plan (15)	25,000	*
450 Seventh Ave
New York NY 10123
Channel Partnership II, LP (16)	12,500	*
450 Seventh Ave
New York NY 10123
Hummingbird Value Fund (17)	145,060	2.94%
460 Park Avenue, 12th Flr.
New York NY 10022
Hummingbird Microcap Value Fund (18)	129,340	2.62%
460 Park Avenue, 12th Flr.
New York NY 10022
All officers and directors as a group	1,478,978	29.95%
(10) persons (2, 3, 4, 5, 6, 7, 8, 9, 10, 11 13,14, 15, 16)

*	Less than 1 percent.

1.	Ownership consists of sole voting and investment power except as otherwise noted.

2.	Includes 4,063 unvested shares of restricted stock which may vest within 60 days. Excludes 4,063 shares of restricted stock which are unvested and subject to vesting requirements. Includes 1,250 shares of restricted stock that are vested.

3.	Includes options to purchase 3,125 shares of TeamStaff’s common stock. Includes 4,375 unvested shares of restricted stock which may vest within 60 days. Excludes 4,375 shares of restricted stock which are unvested and subject to vesting requirements. Includes 2,500 shares of restricted stock that are vested. Mr. Black is a member of the Company’s Board of Directors and is an Investment Analyst and Portfolio Manager at Wynnefield Capital, Inc. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

4.	Includes options to purchase 2,500 shares of TeamStaff’s common stock. Includes 4,375 unvested shares of restricted stock which may vest within 60 days. Excludes 4,375 shares of restricted stock which are unvested and subject to vesting requirements.

5.	Includes options to purchase 3,750 shares of TeamStaff’s common stock. Includes 5,000 unvested shares of restricted stock which may vest within 60 days. Excludes 5,000 shares of restricted stock which are unvested and subject to vesting requirements. Includes 5,000 shares of restricted stock that are vested.

6.	Includes options to purchase 12,500 shares of TeamStaff’s common stock. Includes 43,333 shares of restricted stock which are vested. Excludes 17,917 shares of restricted stock which are unvested and subject to vesting requirements.

7.	Includes an aggregate of 36,947 shares owned by or on behalf of certain of the holder’s family members and as to which shares the listed holder expressly disclaims beneficial ownership. Includes options to purchase 3,750 shares of TeamStaff’s common stock. Includes 4,375 unvested shares of restricted stock which may vest within 60 days. Excludes 4,375 shares of restricted stock which are unvested and subject to vesting requirements. Includes 3,750 shares of restricted stock that are vested.

8.	Includes 4,063 unvested shares of restricted stock which may vest within 60 days. Excludes 4,063 shares of restricted stock which are unvested and subject to vesting requirements. Includes 1,250 shares of restricted stock that are vested.

9.	Includes options to purchase 4,500 shares of TeamStaff’s common stock. Includes 23,333 shares of restricted stock which are vested. Excludes 11,667 shares of restricted stock which are unvested and subject to vesting requirements.

10.	Excludes 20,000 shares of restricted stock which are unvested and subject to vesting requirements.

11.	Excludes 30,000 shares of restricted stock which are unvested and subject to vesting requirements.

12.	Beneficial ownership is based on Schedule 13D filed with the SEC.

13.	Beneficial ownership is based upon Schedule 13D, Schedule 13D/As, Form 3, and Form 4s filed with the SEC. Mr. Peter Black, one of our directors, is an affiliate of Wynnefield Capital and its affiliated entities. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

14.	Beneficial ownership is based upon Schedule 13D, Schedule 13D/A, Form 3, and Form 4s filed with the SEC. Mr. Peter Black, one of our directors, is an affiliate of Wynnefield Capital and its affiliated entities. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

15.	Beneficial ownership is based upon Schedule 13D, Schedule 13D/A, Form 3, and Form 4s filed with the SEC. Mr. Peter Black, one of our directors, is an affiliate of Wynnefield Capital and its affiliated entities. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

16.	Beneficial ownership is based upon Schedule 13D, Schedule 13D/A, Form 3, and Form 4s filed with the SEC. Mr. Peter Black, one of our directors, is an affiliate of Wynnefield Capital and its affiliated entities. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

17.	Beneficial ownership is based upon Schedule 13D filed with the SEC.

18.	Beneficial ownership is based upon Schedule 13D filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
For information concerning employment and severance agreements with, and compensation of, the Company’s present executive officers and directors, see “Executive Compensation.” The Directors’ Plan provides that directors, upon joining the Board, and for one year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000.
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

Independence of our Board of Directors and its Committees
The listing rules established by the Nasdaq Stock Market, LLC require that a majority of the members of a listed company’s board of directors qualify as “independent” as affirmatively determined by the board, meaning that each independent director has no direct or indirect material relationship with a company other than as a director and/or a stockholder. Our Board of Directors consults with legal counsel to ensure that our Board’s determination with respect to the definition of “independent” is consistent with current Nasdaq listing rules.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents the total fees billed for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements for the years ended September 30, 2008 and September 30, 2007, and fees billed for other services rendered by our independent auditors during those periods.

	Fiscal Years Ended September 30,
	2008	2007 (5)

Audit Fees (1)	$170,000	$137,000

Audit-Related Fees (2)	—	1,000

Tax Fees (3)	106,000	99,000

All Other Fees (4)	13,000	26,000

Total	$289,000	$263,000

(1)	Audit services consist of work performed in the examination of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including attest services and consultation regarding financial accounting and/or reporting standards.

(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements.

(3)	Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

(4)	Other services consist of those service not captured in the other categories, principally audit services for the Company’s 401(k) plan.

(5)	The Company changed auditors on July 11, 2007. Interim fees billed by our current auditors through September 30, 2007 were $59,000 and $9,000 for audit and tax service fees, respectively.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements

The financial statements and schedules of TeamStaff are included in Part II, Item 8 of this report beginning on page F-1 and including page S-1.

(a)(2)	Financial Statement Schedules

Valuation of qualifying accounts. See Schedule I annexed to the financial statements. All other schedules have been omitted since the required information is not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

(a)(3)	Exhibits

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among TeamStaff, Inc., TeamSub, Inc and BrightLane.com, Inc., dated as of March 6, 2001, as amended by Amendment No. 1 dated as of March 21, 2001 and Amendment No. 2 dated as of April 6, 2001 (filed as Appendix A to the Proxy Statement/prospectus filed on August 7, 2001, SEC File no. 333-61730, as part of Registrant’s Registration Statement on Form S-4).

2.2.1	Form of Asset Purchase Agreement between TeamStaff, Inc and Gevity HR, Inc. dated as of November 14, 2003 (filed as Exhibit 2 to Form 8-K dated November 14, 2003).

2.3	Asset Purchase Agreement, dated as of January 29, 2008, by and among Temps, Inc., TeamStaff, Inc. and TeamStaff Rx, Inc. (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on February 5, 2008).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).

3.2	Form of Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to Form 8-K dated April 6, 2001).

Exhibit No.	Description

3.3	Amended By-Laws of Registrant adopted as of May 15, 2001 (filed as Exhibit 3.4 to the Registration Statement on Form S-4 File No. 333-61730).

3.4	Amended and restated By-Laws of Registrant adopted as of August 29, 2001 (filed as Exhibit 3.5 to the Registrant’s Form S-3 filed on December 27, 2001).

3.5	Amendment to By-Laws of Registrant adopted November 8, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007).

3.6	Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit B to Definitive Proxy Statement dated March 13, 2008 as filed with the Securities and Exchange Commission).

4.1#	2000 Employee Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

4.2#	2000 Non-Executive Director Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

4.3#	2006 Long Term Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2006).

10.1	Lease dated May 30, 1997 for office space at 300 Atrium Drive, Somerset, New Jersey (Exhibit 10.6.1 to Form 10-K for the fiscal year ended September 30, 1997).

10.2	Form of Stock Purchase Agreement dated as of April 6, 2001 between TeamStaff, Inc. and BrightLane.com, Inc. with respect to purchase of Series A Preferred Stock (filed as Exhibit 10.1 to Form 8-K dated April 6, 2001).

10.3	Form of Escrow Agreement between TeamStaff, Inc. and BrightLane Shareholders with respect to the placement of 150,000 shares into escrow by the BrightLane shareholders (filed as Appendix B to the proxy statement/prospectus filed on August 7, 2001 SEC File No. 333.61730).

10.4	Form of Securities Purchase Agreement dated as of November 5, 2004 including Form of Warrant (filed as Exhibit 10.1 to the Form 8-K filed on November 12, 2004).

10.5	Form of Asset Purchase Agreement by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff Rx, Inc. dated as of November 5, 2004 (filed as Exhibit 10.1 to the Form 8-K filed on November 18, 2004).

10.6	Form of Agreement for Sale of Goodwill dated as of November 5, 2004 by and between William Lee Booth and TeamStaff Rx, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on November 18, 2004).

10.7	Form of Client Transfer Agreement as of November 14, 2004, by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff Rx Inc. (filed as Exhibit 10.3 to the Form 8-K filed on November 18, 2004).

10.8#	Form of Employee Incentive Stock Option Certificate and Agreement (filed as Exhibit 10.13 to the Form 10-K filed on December 23, 2004).

10.9#	Form of Employee Non-Qualified Stock Option Certificate and Agreement (filed as Exhibit 10.14 to the Form 10-K filed on December 23, 2004).

10.10#	Form of 2000 Director Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.15 to the Form 10-K filed on December 23, 2004).

Exhibit No.	Description

10.11	Form of Lease for our business premises located at 18167 U.S. Highway 19N, Suite 400, Clearwater, Fl 33764 (filed as Exhibit 10.1 to Form 8-K dated February 29, 2005).

10.12	Form of Stock Purchase Agreement among TeamStaff, Inc. and the Shareholders of RS Staffing Services, Inc. dated as of May 26, 2005 (filed as Exhibit 10.1 to Form 8-K dated June 8, 2005).

10.12.1	Form of Note dated June 8, 2005 issued by TeamStaff, Inc. to Roger Staggs (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).

10.12.2	Form of Note dated June 8, 2005 issued by Team Staff, Inc. to Barry Durham (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).

10.13	Form of Revolving Credit Agreement, Promissory Notes and related documents between TeamStaff, Inc. and PNC Bank, NA, dated as of June 8, 2005 (filed as Exhibits 10.4 and 10.5 to the Form 10-Q filed on August 12, 2005).

10.14#	Form of Employment Agreement between TeamStaff, Inc. and Rick J. Filippelli, dated as of June 30, 2005 (filed as Exhibit 10.2 to the Form 8-K filed on July 14, 2005).

10.15	Form of Settlement Agreement between TeamStaff, Inc. and the CNA Entities dated as of October 10, 2005 (filed as Exhibit 10.1 to the Form 8-K filed on October 20, 2005).

10.16	Form of Lease dated as of November 18, 2005 between TeamStaff, Inc. and One Peachtree Pointe Associates, LLC (file as Exhibit 10.1 to the Form 10-Q filed on February 14, 2006).

10.17#	TeamStaff, Inc. 2006 Long Term Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2006).

10.18#	Form Notice of Restricted Stock Bonus Award and Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2006).

10.19	Form of Asset Purchase Agreement, Exhibits and Schedules re: sale of DSI Payroll Services to CompuPay, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on June 1, 2006).

10.20	Form of Settlement Agreement and Exhibits (Stock Purchase Agreement and Lock-Up Agreement re:
TeamStaff, Inc. and Atomic Fusion filed as Exhibit 10-1 to the Form 8-K filed on June 6, 2006).

10.21#	Form of Director Stock Option Agreement for options granted September 1, 2006 (filed as Exhibit 10.20 to the Form 10-K filed on December 21, 2005).

10.22	Form of Amendment to Revolving Credit and Security Agreement dated December 13, 2006 between TeamStaff, Inc. and PNC Bank, N.A. (filed as Exhibit 10.1 to the Form 10-Q filed on February 14, 2007).

10.23	Lease, dated as of December 4, 2006, for our business premises located at 6555 Quince Road, Suite 303, Memphis, Tennessee (filed as Exhibit 10.2 to the Form 10-Q filed on February 14, 2007).

10.24#	Form of Separation Agreement with T. Kent Smith dated as of January 17, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 1, 2007).

10.25#	Separation Agreement with T. Kent Smith dated as of January 19, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 1, 2007).

10.26#	Form of Letter of Agreement with Rick Filippelli dated as of January 10, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 20, 2007).

Exhibit No.	Description

10.27#	Form of Letter of Agreement with James Houston dated as of January 10, 2007 (filed as Exhibit 99.2 to the Form 8-K filed on February 20, 2007).

10.28#	Form of Agreement and Release with James Houston dated as of May 11, 2007 (filed as Exhibit 10.29 to the Form 10-Q filed on May 15, 2007).

10.29	Lease, dated as of April 13, 2007, for our business premises located at 1 Executive Drive, Suite 130, Somerset, New Jersey (filed as Exhibit 10.1 to the Form 10-Q filed August 14, 2007).

10.30	Lease dated as of March 27, 2008 between TeamStaff Government Solutions, Inc. and West Walton Properties, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed May 15, 2008).

10.31	Amended and Restated Loan and Security Agreement dated March 28, 2008 between TeamStaff, Inc. and Business Alliance Capital Company, a division of Sovereign Bank. (filed as Exhibit 10.2 to the Form 10-Q filed May 15, 2008).

10.32	Amended and Restated Revolving Credit Master Promissory Note dated March 28, 2008 between TeamStaff, Inc. and Business Alliance Capital Company, a division of Sovereign Bank. (filed as Exhibit 10.3 to the Form 10-Q filed May 15, 2008).

10.33#	Employment Agreement between the Company and Rick Filippelli dated as of April 17, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 22, 2008).

10.34#	Employment Agreement between the Company and Cheryl Presuto dated as of July 30, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2008).

10.35#	Employment Agreement between the Company and Kevin Wilson dated October 3, 2008 (filed as Exhibit 10.1 to Current Report on From 8-K filed on October 8, 2008).

10.36#	Employment Agreement between the Company and Dale West dated December 3, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 9, 2008).

14	Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

16.1	Letter from Lazar Levine & Felix LLP to the Registrant filed with the SEC dated July 17, 2007 (filed as Exhibit 16.1 to Current Report on Form 8-K dated July 17, 2007).

21*	Subsidiaries of Registrants.

23.1*	Consent of WithumSmith+Brown, A Professional Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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
Dated: December 23, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ T. Stephen Johnson T. Stephen Johnson	Chairman of the Board	December 23, 2008

/s/ Karl W. Dieckmann Karl W. Dieckmann	Vice-Chairman of the Board	December 23, 2008

/s/ Peter Black Peter Black	Director	December 23, 2008

/s/ Martin J. Delaney Martin J. Delaney	Director	December 23, 2008

/s/ Frederick G. Wasserman Frederick G. Wasserman	Director	December 23, 2008

/s/ William H. Alderman William H. Alderman	Director	December 23, 2008

/s/ Rick J. Filippelli Rick J. Filippelli	President, Chief Executive Officer and Director	December 23, 2008

/s/ Cheryl Presuto Cheryl Presuto	Chief Financial Officer (Principal Accounting Officer)	December 23, 2008

TeamStaff, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets As Of September 30, 2008 and 2007	F-3

Consolidated Statements Of Operations and Comprehensive Income (Loss) For the Years Ended September 30, 2008 and 2007	F-5

Consolidated Statements Of Shareholders’ Equity For The Years Ended September 30, 2008 and 2007	F-6

Consolidated Statements Of Cash Flows For The Years Ended September 30, 2008 and 2007	F-7

Notes To Consolidated Financial Statements	F-8

Schedule I — Valuation And Qualifying Accounts For The Years Ended September 30, 2008 and 2007	S-1

Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TeamStaff, Inc.
We have audited the accompanying consolidated balance sheets of TeamStaff, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years then ended. Our audits also included the consolidated financial statement schedule as listed in the index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeamStaff, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ WithumSmith+Brown, A Professional Corporation
WithumSmith+Brown, A Professional Corporation
Morristown, New Jersey
December 22, 2008

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	September 30,	September 30,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,213	$592
Accounts receivable, net of allowance for doubtful accounts of $2 and $17 as of September 30, 2008 and September 30, 2007, respectively	12,892	8,279
Prepaid workers’ compensation	562	468
Assets held for sale	—	490
Other current assets	607	642

Total current assets	19,274	10,471

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,299	3,276
Computer equipment	619	561
Computer software	1,166	995
Leasehold improvements	20	41

	5,104	4,873

Less accumulated depreciation and amortization	(4,409)	(4,132)

Equipment and improvements, net	695	741

TRADENAME	4,569	4,569

GOODWILL	10,305	10,305

OTHER ASSETS	151	82

TOTAL ASSETS	$34,994	$26,168

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	September 30,	September 30,
	2008	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$1,500	$1,500
Current portion of capital lease obligations	69	63
Accrued payroll	10,585	1,581
Accrued pension liability	70	280
Accounts payable	2,578	3,727
Accrued expenses and other current liabilities	2,008	1,756
Liabilities from discontinued operations	66	263

Total current liabilities	16,876	9,170

CAPITAL LEASE OBLIGATIONS, net of current portion	128	183

ACCRUED PENSION LIABILITY, net of current portion	—	66

OTHER LONG TERM LIABILITY, net of current portion	104	155

Total Liabilities	17,108	9,574

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 4,874 and 4,823 at September 30, 2008 and September 30, 2007, respectively; outstanding 4,843 and 4,821 at September 30, 2008 and September 30, 2007, respectively	5	5
Additional paid-in capital	68,844	68,726
Accumulated deficit	(50,934)	(52,080)
Accumulated comprehensive loss	(5)	(33)
Treasury stock, 2 shares at cost at September 30, 2008 and September 30, 2007	(24)	(24)

Total shareholders’ equity	17,886	16,594

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,994	$26,168

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Years Ended
	September 30,	September 30,
	2008	2007
REVENUES	$73,285	$66,882

DIRECT EXPENSES	61,224	55,852

Gross profit	12,061	11,030

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,029	12,714

DEPRECIATION AND AMORTIZATION	311	349

Income (loss) from operations	721	(2,033)

OTHER INCOME (EXPENSE)
Interest income	40	74
Interest expense	(159)	(197)
Settlement of prior periods’ payroll tax contingencies	716	—
Other income, net	148	145
Legal expense related to pre-acquisition activity of acquired company	(218)	(1,486)

	527	(1,464)

Income (loss) from continuing operations before taxes	1,248	(3,497)

INCOME TAX (EXPENSE) BENEFIT	(60)	123

Income (loss) from continuing operations	1,188	(3,374)

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations, net of tax benefit of $0 and $14 for 2008 and 2007, respectively	(42)	(1,612)
Income from disposal, net of tax benefit of $43 for 2007	—	293

Loss from discontinued operations	(42)	(1,319)

Net income (loss)	1,146	(4,693)

OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment, net of tax of $0	28	55

COMPREHENSIVE INCOME (LOSS)	$1,174	$(4,638)

EARNINGS (LOSS) PER SHARE — BASIC & DILUTED
Income (loss) from continuing operations	$0.25	$(0.70)
Loss from discontinued operations	(0.01)	(0.27)

Net earnings (loss) per share	$0.24	$(0.97)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	4,866	4,822

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	4,875	4,822

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
(AMOUNTS IN THOUSANDS)

			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
BALANCE, September 30, 2006	4,821	$5	$68,698	$(47,387)	2	$(24)	$(88)	$21,204

Minimum pension liability adjustment							55	55
Return of shares related to forgiveness of shareholder note	(9)		(50)					(50)
Return of shares related to settlement			(71)					(71)
Expense related to director stock options			7					7
Expense related to employee restricted stock grants	10		142					142
Net loss				(4,693)				(4,693)

BALANCE, September 30, 2007	4,823	5	68,726	(52,080)	2	(24)	(33)	16,594

Minimum pension liability adjustment							28	28
Return of shares related to settlement			(41)					(41)
Expense related to director restricted stock grants	21		30					30
Expense related to employee restricted stock grants			129					129
Fractional shares related to reverse stock split	(1)							—
Net income				1,146				1,146

BALANCE, September 30, 2008	4,843	$5	$68,844	$(50,934)	2	$(24)	$(5)	$17,886

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Years Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,146	$(4,693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of divested businesses:
Depreciation and amortization	311	349
Settlement of prior periods’ payroll tax contingencies	(716)	—
Compensation expense related to director stock option grants	30	7
Compensation expense related to employee restricted stock grants	188	142
(Recovery of) provision for doubtful accounts	(11)	126
Loss on retirement of property, plant and equipment	8	—
Gain on sale of DSI Payroll Services Division	—	(202)
Changes in operating assets and liabilities, net of divested businesses:
Accounts receivable	(4,602)	(65)
Other current assets	(59)	857
Other assets	70	374
Accounts payable, accrued payroll, accrued expenses and other current liabilities	8,764	535
Other long term liabilities	(51)	(29)
Pension liability	(276)	(252)
Cash flow from discontinued operations	(120)	1,476

Net cash provided by (used in) operating activities	4,682	(1,375)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(251)	(246)
Cash flow from discontinued operations	357	61

Net cash provided by (used in) investing activities	106	(185)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on capital lease obligations	(49)	(52)
Net comprehensive income on pension	28	55
Loan fees	(146)	—
Cash flows from discontinued operations	—	(8)

Net cash used in financing activities	(167)	(5)

Net increase (decrease) in cash and cash equivalents	4,621	(1,565)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	592	2,157

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,213	$592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$159	$197

Cash paid during the period for income taxes	$86	$71

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
The Company recorded $0 and $39,000 in capital leases during the years ended September 30, 2008 and 2007, respectively. During 2007, a current asset was reduced by a return of common shares valued at $50,000.
The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
(1) ORGANIZATION AND BUSINESS:
TeamStaff, Inc., a New Jersey corporation (“TeamStaff” or the “Company”), was founded in 1969 as a payroll service company and evolved into a national provider of payroll and temporary and permanent medical and administrative staffing services. Effective October 23, 2007, TeamStaff’s corporate headquarters is in Somerset, New Jersey. Previously, the Company’s corporate headquarters was located in Atlanta, Georgia. TeamStaff has offices located in Clearwater, Florida and Loganville, Georgia.
When we use the term “TeamStaff,” or the “Company” we mean TeamStaff and its subsidiaries. Currently, we operate only through the parent corporation, TeamStaff, Inc., and TeamStaff Rx, Inc. (“TeamStaff Rx”) and TeamStaff Government Solutions, Inc. (“Teamstaff GS”), two wholly-owned subsidiaries of TeamStaff Inc. On February 12, 2008, the Company announced the name change of RS Staffing Services, Inc., a Loganville Georgia-based provider of medical and office administration/technical professionals acquired in June 2005, to TeamStaff Government Solutions, Inc. The name change reflects the subsidiary’s expanding service offerings in providing staffing for government logistical support positions through its LogWorld GSA Schedule, as well as providing medical and office administration/technical professionals through nationwide FSS contracts. TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization (“PEO”) business in fiscal year 2004 and other Company business changes, these “other” subsidiaries are not actively operating. References in this filing to “TeamStaff,” the “Company,” “we,” “us” and “our” refer to TeamStaff, Inc. and its wholly owned subsidiaries.
TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary, a Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) certified healthcare staffing firm, operates throughout the United States and specializes in providing travel allied medical employees and nurses, (typically on a thirteen-week assignment basis), as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, physical therapists, occupational therapists, dosimetrists, ultrasound staff and physicists. TeamStaff Rx places temporary employees for approximately 225 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical, office administration, logistics, and technical professionals through Federal Supply Schedule (“FSS”) contracts with both the United States General Services Administration (“GSA”) and United States Department of Veterans Affairs (“DVA”). TeamStaff GS places temporary employees at approximately 40 facilities.
TeamStaff was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its principal executive office at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873 where its telephone number is (877) 523-9897.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of TeamStaff, Inc. and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
All references to common stock, options, share based arrangements, exercise price, fair values and related data within this Form 10-K have been retroactively amended so as to incorporate the effect of the one-to-four reverse stock split effective April 21, 2008.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and other intangible assets, expected settlement amount of accounts receivable, measurement of prepaid workers’ compensation, valuation allowances established against accounts receivable and deferred tax assets, measurement of payroll tax contingencies, accounts payable and accrued expenses. Actual results could differ from those estimates. As disclosed in Note 10, the Company reduced liabilities established for certain prior period payroll tax contingencies by $0.7 million in fiscal 2008 based on resolution of such matters with the Internal Revenue Service.

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
Revenues related to retroactive billings in 2008 (see Note 10) from an agency of the Federal government are recognized when: (1) the Company develops and calculates an amount for such prior period services and has a contractual right to bill for such amounts under its arrangements and (2) there are no remaining unfulfilled conditions for approval of such billings. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agency; upon approval, wages are processed for payment to the employees.
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.2 million related to these non-recurring arrangements. At September 30, 2008, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. Accounts receivable includes $7.6 million that was unbilled to the DVA at September 30, 2008.
Staffing (whether medical or administrative) revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff’s direct labor costs of the temporary employees, plus an estimate for overhead expenses and a profit margin. Additionally, commissions from permanent placements are included in revenue as placements are made. Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer’s workforce as a permanent employee. The Company also reviews the status of such placements to assess the Company’s future performance obligations under such contracts.
Direct costs of services are reflected in TeamStaff’s Consolidated Statements of Operations as “direct expenses” and are reflective of the type of revenue being generated. Direct costs of the temporary staffing business include wages, employment related taxes and reimbursable expenses.
Concentrations of Credit Risks
Financial instruments that potentially subject TeamStaff to concentrations of credit risk consist principally of cash and accounts receivable. TeamStaff maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 (effective October 3, 2008 through December 31, 2009). At times the deposits in banks may exceed the amount of insurance provided on such deposits. TeamStaff monitors the financial health of these banking institutions. Historically, the Company has not experienced any losses on deposits.
TeamStaff’s customer base consists of approximately 265 client companies as of September 30, 2008. All of the customers of TeamStaff Rx are engaged in the healthcare industry. Substantially all of the business of TeamStaff GS is accomplished through FSS contracts with the GSA and DVA. Credit, when given, is generally granted on an unsecured basis.
TeamStaff maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff’s customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff could be required to provide for additional allowances, which would decrease operating results in the period that such determination was made.
Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, TeamStaff considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts
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
Fair Value
TeamStaff has financial instruments, principally accounts receivable, accounts payable, notes payable and accrued expenses. TeamStaff estimates that the fair value of all financial instruments at September 30, 2008 and 2007 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.
Equipment and Improvements
Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. During 2008, the Company retired fixed assets with a carrying value of $20,000 and accumulated depreciation of $12,000 that resulted in a loss of $8,000 (included in other income, net).
Advertising Costs
The Company’s advertising expenses consist primarily of online advertising, health care professional trade magazines and other various print media, promotional material and direct mail marketing. The Company expenses advertising costs as they are incurred. Total advertising costs were $0.6 million and $0.4 million for fiscal years ended September 30, 2008 and 2007, respectively.
Occupancy Lease Commitments
The Company has occupancy leases with various payment terms to include a fixed payment schedule over the lease term, variable payment schedule over the lease term, or a lease that may have rent escalations, an abatement or “rent holiday” periods. The Company records occupancy expense using the straight-line method over the lease term, regardless of actual payment terms.
Long-Lived Assets
TeamStaff reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management of TeamStaff believes that no negative events or changes in circumstances have occurred through September 30, 2008 and 2007. If such events or changes in circumstances are present, a loss is recognized to the extent that the carrying value of the asset is in excess of the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition.
During 2007, in connection with the Company’s decision to exit the Nursing Innovation per diem operations, an unrealized loss of $1.6 million was recognized to reduce the carrying value of goodwill to its net realizable value, which approximated the amount realized in 2008.
Acquired Intangible Assets
Acquired intangible assets consist of trade name of $4.6 million at September 30, 2008 and 2007. TeamStaff determined that no impairment of its trade name existed as of September 30, 2008 and 2007. TeamStaff will continue to annually test and review its remaining indefinite life intangible assets for possible impairment or loss of value.

Goodwill
Goodwill is assigned to specific reporting units and, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value. All goodwill is attributable to continuing staffing services reporting units. TeamStaff determined that no impairment of its remaining goodwill existed as of September 30, 2008 and 2007. TeamStaff will continue to annually review its remaining goodwill for possible impairment or loss of value.
Goodwill of $1.5 million was reclassified in 2007 to the discontinued operation (See Note 4) and was unchanged in 2008.
Workers’ Compensation
For the remaining open years through November 17, 2003, the date of sale of its discontinued PEO business, TeamStaff applies loss-development factors to workers’ compensation incurred losses in order to estimate fully developed losses as well as other formula driven methodologies supplied by its current third party administrator (See Note 10).
Income Taxes
TeamStaff accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2008 and 2007, the Company recorded a 100% valuation allowance against its net deferred tax assets (See Note 5).
Reclassifications
Certain reclassifications have been made to prior years amounts to conform to the current year presentation and the effects of the reverse stock split. As discussed in Note 4, the Nursing Innovations per diem business unit was reclassified in 2007 to discontinued operations and assets and liabilities held for sale.
Stock-Based Compensation
The Company follows the guidance of SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). Compensation costs for the portion of awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under FAS 123(R). Stock option compensation expense in 2007 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for the entire portion of the award. As a result of the adoption of FAS 123(R) in the year ended September 30, 2007, results of operations include share-based compensation expense for options totaling approximately $7,000. There was no share-based compensation expense for options for the year ended September 30, 2008. As of September 30, 2008, there was no remaining unrecognized compensation expense related to non-vested stock option awards to be recognized.
From time to time, the Company grants restricted stock awards to non-employee directors and employees under existing plans. The Company recognizes non cash compensation expense over the various vesting periods. Certain awards vest upon satisfaction of certain performance criteria. In accordance with FAS 123(R) the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities. Diluted shares outstanding for 2008 include the effects of 9,000 shares of common stock equivalents attributable to unvested time-based awards.
There were no differences between basic shares outstanding and fully diluted shares outstanding in 2007 as the effect of 834,500 common stock equivalents were anti dilutive.

Accumulated Comprehensive Income (Loss) and Minimum Pension Liability Adjustment
A minimum pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The minimum pension liability adjustment, net of income taxes, is recorded as a component of “Accumulated comprehensive loss” on the balance sheet and is reflected in the Statement of Comprehensive Income (Loss) as “Minimum pension liability adjustment, net of tax”. The Company used a discount rate of 3.0% to calculate the projected benefit obligation and the periodic benefit cost calculation for the respective years presented. The Company recorded a reduction in the net liability from such adjustment, net of tax of $28,000 and $55,000 for the years ended September 30, 2008 and 2007, respectively. The accumulated comprehensive loss on the consolidated balance sheets reflects the cumulative balance due to the minimum pension liability adjustment.
(3) RECENT ACCOUNTING STANDARDS:
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. TeamStaff conducts business solely in the U.S. and, as a result, files income taxes returns for U.S., New Jersey and various other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. Given the Company’s substantial net operating loss carryforwards, which are subject to a full valuation allowance, as well as the historical operating losses in prior periods, the adoption of FIN 48 on October 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of the adoption date and for the year ended September 30, 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company expects to adopt SFAS No. 157 in the first quarter of fiscal 2009 and does not believe that the adoption of this standard will have a material effect on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2009 and does not believe that the adoption of this standard will have a material effect on the consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not believe that the adoption of this standard will have a material effect on the consolidated financial statements.
(4) DISCONTINUED OPERATIONS:
Sale of DSI Division
Effective May 31, 2006, the Company sold substantially all of the assets of its DSI division to CompuPay, Inc. for $9.0 million. The general terms of the transaction were an all-cash sale for $9.0 million, subject to an escrow of $250,000 for potential post-closing contingencies. On November 30, 2006, CompuPay released $125,000 of the escrow to TeamStaff and released the remaining escrow on May 31, 2007. For the year ended September 30, 2007, the Company recognized a gain of $293,000, comprised of a purchase price adjustment of $249,000 and tax benefit of $44,000.

Sale of Nursing Innovations Division
Effective January 27, 2008, TeamStaff, Inc. completed the sale of its per diem nurse staffing business located in Memphis, Tennessee and operating under the name of Nursing Innovations, to Temps, Inc. Under the terms of the definitive Asset Purchase Agreement, dated as of January 29, 2008 (“Asset Purchase Agreement”), the Company received a cash purchase price of $447,000 for the acquired business and related assets. Of the purchase price, $90,000 was escrowed for a period of six months from the closing date. Payment to TeamStaff was subject to the downward adjustment for the amount of pre-closing accounts receivables uncollected by the purchaser during such six-month period. Temps, Inc. released approximately $89,000 escrow to Teamstaff in the fourth quarter of 2008.
Net revenues for the Nursing Innovations per diem operations for fiscal years ended September 30, 2008 and 2007 were $0.7 million and $2.7 million, respectively.
Condensed financial statement information and results of discontinued operations are as follows:

	For the Fiscal Years Ended
	September 30,	September 30,
(Amounts in thousands)	2008	2007
Revenues	$674	$2,705
Direct expenses	556	2,149
Selling, general and administrative expenses	160	533
Writedown of intangible assets	—	1,513
Other expense	—	122

Net loss	$(42)	$(1,612)

The following chart details assets and liabilities from all discontinued operations:

	September 30,	September 30,
	2008	2007
ASSETS
Accounts receivable	$—	$257

Total current assets	—	257

Fixed assets	—	222
Accumulated depreciation	—	(156)

Net fixed assets	—	66

Goodwill and intangibles	—	167

Total assets	$—	$490

LIABILITIES
Current portion capital leases	$—	$9
Accrued expenses and other current liabilities	66	223

Total current liabilities	66	232

Long term capital leases	—	31

Total liabilities	$66	$263

Activity in the liabilities of discontinued operations is as follows:

Liability Balances	September 30,	Expensed	Paid This	September 30,
(Amounts in thousands)	2006 Balance	This Period	Period	2007 Balance
Current portion capital leases	$8	$1	$—	$9
Accrued expenses and other current liabilities	454	120	(351)	223
Capital leases	40	—	(9)	31

Total	$502	$121	$(360)	$263

	September 30,	Expensed	Paid This	September 30,
	2007 Balance	This Period	Period	2008 Balance
Current portion capital leases	$9	$—	$(9)	$—
Accrued expenses and other current liabilities	223	42	(199)	66
Capital leases	31	—	(31)	—

Total	$263	$42	$(239)	$66

(5) INCOME TAXES:
In the fourth quarter of the year ended September 30, 2006, after an assessment of all available evidence (including historical and forecasted operating results), management concluded that realization of the Company’s net operating loss carryforwards (which includes those amounts acquired in previous years’ business combinations, collectively “NOLs”), tax credits and other deferred tax assets, could not be considered more likely than not. Accordingly, for the years ended September 30, 2008 and 2007, the Company did not record a tax benefit for net operating losses. Based on similar assessments, the Company increased the valuation allowance established on deferred tax assets by approximately $0.6 million and $0.8 million in 2008 and 2007, respectively. The primary reason for the NOL in 2008 relates to the realized tax loss (unrealized in 2007) on the sale of the discontinued operation’s assets (see Note 4). The increase in the valuation allowance of approximately $0.6 million related to the net operating loss was offset by a decrease of approximately $1.1 million, representing adjustments to state NOLs and other fully reserved deferred tax assets. Based on an assessment performed as of September 30, 2008, the Company has maintained a full valuation allowance against remaining NOLs and other deferred tax assets; as the realization of such amounts, at that date, could not be considered more likely than not. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely that not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of such NOLs), to offset future periods’ taxable income.
In the year ended September 30, 2008, the Company recorded tax expense of $60,000 related to certain estimated states’ taxes due. The income tax benefit of $123,000 for 2007 is attributable to an overaccrual of estimated state taxes at September 30, 2006 against amounts computed in the preparation of various income tax returns.
At September 30, 2008 the Company had net operating losses of approximately $28.3 million, $14.4 million and $8.5 million for U.S, New Jersey and other states’ tax return purposes, respectively, and unutilized tax credits approximate $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2028.
An analysis of TeamStaff’s deferred tax asset and liability is as follows:

	Years Ended September 30,
(Amounts in thousands)	2008	2007
Deferred income tax asset:
Net operating loss carry forwards and tax credits	$12,102	$11,362
Workers’ compensation reserves	(160)	(130)
Occupancy leases	55	41
Pension	28	117
Deferred rent	37	78
Accrued liabilities	235	215
Stock based compensation	68	40
Fixed and intangible assets	(997)	102
Other items, net	1	18
Valuation allowance	(11,369)	(11,843)

	$—	$—

The significant components of the expense (benefit) for income taxes from continuing operations are summarized as follows:

	Years Ended September 30,
(Amounts in thousands)	2008	2007
Current expense (benefit)	$60	$(123)
Deferred expense (benefit)	—	—

Total expense (benefit)	$60	$(123)

The following table indicates the significant differences between the Federal statutory rates and TeamStaff’s effective tax rate for continuing operations:

	Years Ended September 30,
(Amounts in thousands)	2008	2007
Federal statutory rate	$424	$(1,189)
State taxes, net of federal income tax benefit	60	(123)
Valuation allowance	(424)	1,189

	$60	$(123)

(6) DEBT:
Prior Facility
In connection with the acquisition of TeamStaff GS, formerly known as RS Staffing Services, TeamStaff secured financing with PNC Bank in the form of a $7.0 million revolving credit facility (“PNC Credit Facility”). The PNC Credit Facility was provided by PNC Bank effective on June 8, 2005 to (i) provide for the acquisition of RS Staffing Services; (ii) refinance an outstanding senior loan facility; and (iii) provide ongoing working capital. Effective February 13, 2006, TeamStaff entered into an amendment to the revolving credit note, increasing the PNC Credit Facility to $8.0 million. Revolving credit advances under the PNC Credit Facility accrued interest at either a PNC Bank internal rate that approximated the Prime Rate plus 25 basis points or LIBOR plus 275 basis points, whichever was higher. The PNC Credit Facility had a three-year life and contained term and line of credit borrowing options. The PNC Credit Facility was subject to certain restrictive covenants including a fixed charge coverage ratio if the Company failed to maintain invested cash and line availability minimum requirements. The PNC Credit Facility was subject to acceleration upon non-payment or various other standard default clauses. In addition, the Company granted PNC Bank a lien and security interest on all of its assets.
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
The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on advances accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage points above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum. The Loan Agreement requires compliance with certain customary covenants including a debt service coverage ratio and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. As of September 30, 2008, TeamStaff was in compliance with all loan covenants. The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement. As of September 30, 2008, there was no debt outstanding under the Loan Agreement and defined unused availability totaled $1.8 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. The interest rate on the facility at September 30, 2008 was 5.5%.

(7) CAPITAL LEASES:
The Company leases certain office equipment under non-cancelable capital lease agreements that expire at various dates through fiscal year 2012. Terms range from 36 to 63 months. Interest rates range from 7.5% to 10.1%. As of September 30, 2008 and 2007, the Company has recorded $1.0 million in gross capital leases and accumulated depreciation of $0.8 million.
Future lease payments at September 30, 2008 are as follows (amounts in thousands):

Years Ending September 30,
2009	$82
2010	71
2011	61
2012	8

Total minimum lease payments	222
Amounts representing interest	(25)

197
Less current portion	(69)

Long term portion	$128

(8) OTHER CURRENT ASSETS:
Other current assets at September 30, 2008 and 2007 consist of the following (amounts in thousands):

	2008	2007
Miscellaneous receivables	$389	$302
Prepaid insurance	117	108
Miscellaneous prepaid expense	61	136
Security deposits	5	5
Prepaid income taxes	—	71
Other miscellaneous current assets	35	20

	$607	$642

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
Included in accrued expenses and other current liabilities at September 30, 2008 was $0.6 million in accrued bonus and incentives and $0.5 million in accrued benefits. Included in accrued expenses and other current liabilities at September 30, 2007 was $0.4 million in accrued bonus and incentives and $0.4 million in accrued benefits.
(10) COMMITMENTS AND CONTINGENCIES:
Potential Contractual Billing Adjustments
At September 30, 2008, TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million. At September 30, 2008, the amount of the remaining accounts receivable with the DVA approximate $9.3 million. TeamStaff has recognized revenue based on amounts that are contractually due under its arrangements with the Federal agencies and is currently in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts are obtained. The range of revenue (and gross profit) are estimated to be between $0.4 million and $0.7 million. At present, the Company expects to collect such amounts in the fiscal quarter ending March 31, 2009. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

Leases
Minimum payments, net of expected sublease payments, under non-cancelable operating lease obligations at September 30, 2008 are as follows (amounts in thousands):

Years Ending September 30,
2009	$481
2010	474
2011	285
2012	132
2013	85
2014	88
2015	60

$1,605

Rent expense, net of sublease income, under all operating leases in fiscal year ended September 30, 2008, was $542,000, of which $507,000 is attributed to continuing operations and $35,000 is attributed to discontinued operations. Rent expense, net of sublease income, under all operating leases in the fiscal year ended September 30, 2007, was $0.6 million, of which $0.5 million was attributed to continuing operations and $0.1 million was attributed to discontinued operations. At September 30, 2008 there is one remaining occupancy sublease.
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
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s overall assessment of claims experience and historical and projected settlements. In March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $350,000 in trust account funds back to the Company. In fiscal years ended September 30, 2007 and 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $2.25 million and $1.19 million, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs and the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at September 30, 2008, the remaining prepaid asset of $0.4 million is expected to be received within the next twelve months. This is reflected on TeamStaff’s balance sheet as of September 30, 2008 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of September 30, 2008 and 2007 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.

Payroll Taxes
TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, such amounts ($2.1 million at September 30, 2008) have been recorded in accounts payable.
Based on an assessment of periods settled and the status of open periods under review by the IRS, management reduced its estimated liability by $0.7 million in 2008. Such amount, accounted for as a change in estimate, is included as a component of other income (expense) in the accompanying 2008 statement of operations. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.
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
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable on June 8, 2007. As of September 30, 2008, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $0.2 million and $1.5 million during the fiscal years ended September 30, 2008 and 2007, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs incurred related to the investigation through September 30, 2008.

Other Matters
On October 2, 2008, the United States Equal Employment Opportunity Commission (“EEOC”) issued a subpoena to TeamStaff GS regarding the alleged wrongful termination of certain employees who were employed at a federal facility staffed by TeamStaff GS temporary contract employees. The wrongful termination is alleged to have occurred when the former employees were terminated because they could not satisfy English proficiency requirements imposed by the Federal government. TeamStaff GS has produced all documents that it believed were required by the subpoena and has submitted its position statement to the EEOC. It is unclear, at present, if or when the EEOC will respond.
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
During the fiscal year ended September 30, 2008, the Company terminated certain executives, management and staff personnel, and as a result, incurred severance related expenses of approximately $0.2 million (included in selling, general and administrative expense); at September 30, 2008 the remaining liability from these arrangements was approximately $74,000, which is included in accrued expenses. During the fiscal year ended September 30, 2007, the Company terminated certain officers and executives, and as a result, incurred severance related expenses of approximately $0.7 million (included in selling, general and administrative expense); at September 30, 2007 the remaining liability from these arrangements was approximately $11,000, which is included in accrued expenses.
See Note 15 for a discussion of employment agreements entered into subsequent to September 30, 2008.
Government Assignment of Contracts
Availability of funds under the Sovereign line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of TeamStaff GS are required to execute “Acknowledgements of Assignment.” There can be no assurance that every TeamStaff GS government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the existing line of credit.
(11) SHAREHOLDERS’ EQUITY:
Stock Warrants
During the fiscal year ended September 30, 2008, TeamStaff granted no warrants, 149,500 warrants expired unexercised and no warrants were exercised. During the fiscal year ended September 30, 2007, TeamStaff granted no warrants, no warrants expired unexercised and no warrants were exercised. At September 30, 2008, there are no warrants outstanding.

Stock Option Plans
2000 Employee Stock Option Plan
During 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the “2000 Plan”) to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff’s common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Code, or options which do not so qualify (“Non-ISO’s”). As of September 30, 2008 and 2007, there were 17,000 and 37,250 options, respectively, outstanding under the 2000 Plan.
The 2000 Plan is administered by the Management Resources and Compensation Committee of the Board of Directors (“The Compensation Committee”). The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs, subject to applicable law; the periods during which each option will be exercisable; and the number of shares subject to each option. The Compensation Committee has full authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto.
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
Non-Executive Director Plan
In fiscal year 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the “2000 Director Plan”) to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the 2000 Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. However, the granting of options to non-employee directors was suspended for fiscal 2007 and 2008. The 2000 Director Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. For fiscal years 2008, 2007, 2006 and 2005 there were no purchases of discounted restricted stock. The 2000 Director Plan replaced the previous Director Plan that expired in April 2000. As of September 30, 2008 and 2007, there were 15,625 and 21,875 options, respectively, held by directors outstanding.
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
Effective January 19, 2007, the Board of Directors approved to change the compensation terms for non-executive Board members. At that time, the Board agreed to forego all cash compensation in lieu of restricted stock grants. Each non-employee Board member received an initial grant under the Company’s 2006 Long Term Incentive Plan of 15,000 shares of restricted stock following the 2007 annual meeting of shareholders. Additionally, for each Board committee on which such non-employee Board member serves, the Board member received a grant of 2,500 shares of restricted stock following the 2007 annual meeting of shareholders. On October 3, 2007, 120,000 shares of restricted stock were issued. Fifty percent (50%) of all such shares of restricted stock shall vest when the volume-weighted average share price of the Company’s common stock over any twenty consecutive trading days exceeds the price on the date of grant by 20%, with the remaining fifty percent (50%) vesting one year thereafter. In accordance with FAS 123(R) the Company will not recognize expense on 120,000 shares of this award until it is probable that these performance and market conditions will be achieved. Such charges could be material in future periods. Future annual grants shall be determined by the Compensation Committee. Non-employee Board members also receive reimbursement of their Board travel, cell phone and similar expenses.

Effective as of October 1, 2007, the Board of Directors determined to reinstitute a cash compensation policy for non-employee directors. Accordingly, our non-executive directors are compensated as follows:
•	The annual director fee for our non-executive directors is $15,000;
•	the Chairman of Board and the Audit Committee Chairman shall receive an additional $3,500 per year;
•	the Vice Chairman of the Board, Chairman of the Management Resources and Compensation Committee and Chairman of the Nominating and Corporate Governance Committee shall each receive an additional $2,500 per year;
•	each non-executive director was awarded an annual grant of 3,750 shares of restricted common stock pursuant to the Company’ 2006 Long Term Incentive Policy following the Company’s annual meeting of shareholders held in 2008, provided that such award shall vest as follows: (A) 50% of the Award shall vest when the volume-weighted average share price over any 20 consecutive trading days exceeds the price per share of common stock on the date of grant by 20%; and (B) 50% of the Award shall vest one year from the vesting specified in (A) above;
•	each non-executive director was awarded an additional annual grant of 1,250 shares of restricted stock for each committee membership held by a non-executive director following the Company’s annual meeting to be held in 2008, with such under the Company’s 2006 Long Term Incentive Plan, with such additional award to be fully vested on the date of grant;
•	Reasonable and customary expenses incurred in attending the board and committee meetings are reimbursable.
The fair value of previously issued options at the date of grant historically was estimated using the Black-Scholes option pricing model. The Company took into consideration guidance under SFAS 123R and SEC Staff Accounting Bulletin No. 107 when reviewing and updating assumptions. The expected volatility was based upon historical volatility of our stock and other contributing factors. The expected term was based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.
The following tables summarize the activity in TeamStaff’s various stock option plans for the years ended September 30, 2008 and 2007:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Pretax
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Options outstanding, September 30, 2006	223,250	$10.60	2.6	$0
Granted	—	—
Exercised	—	—
Cancelled	(164,125)	$10.72

Options outstanding, September 30, 2007	59,125	$8.80	2.2	$0
Granted	—	—
Exercised	—	—
Cancelled	(26,500)	$9.47

Options outstanding, September 30, 2008	32,625	$8.09	1.8	$0

As of September 30, 2008 and 2007, 32,625 and 59,125 options, respectively, had vested and were exercisable.
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

2006 Long Term Incentive Plan (“2006 Plan”)
The Board of Directors adopted the 2006 Plan on January 17, 2006. The shareholders approved the 2006 Plan at the annual meeting on April 27, 2006. The Company reserved an aggregate of 5,000,000 shares of common stock for issuance under the 2006 Plan. The maximum number of shares of common stock that may be delivered to participants under the 2006 Plan equals the sum of: (a) 5,000,000 shares of common stock; (b) any shares subject to awards granted under the 2000 Plan and the 2000 Director Plan (collectively, the “2000 Plans”), which are forfeited, expired, canceled or settled in cash without delivery of such shares to the participant or otherwise is terminated without a share issuance; (c) any shares tendered by participants or withheld in payment of the exercise price of options or to satisfy withholding taxes under the 2000 Plans; and (d) any shares repurchased with the proceeds of options exercised under the 2000 Plans.
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
Performance shares or cash awards will depend on achievement of performance goals based on one or more performance measures determined by the Compensation Committee over a performance period as prescribed by the Compensation Committee of not less than one year and not more than five years. Performance goals may be established on a corporate-wide basis or as to one or more business units, divisions or subsidiaries, and may be in either absolute terms or relative to the performance of one or more comparable companies on an index covering multiple companies. “Performance measures” means criteria established by the Compensation Committee from time to time prior to granting the performance shares or cash awards.
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
A summary of activity in restricted stock is as follows:

		Weighted
	Number of	Average Grant-
	Shares	Date Fair Value
Restricted stock outstanding, September 30, 2006	55,000	$6.80
Granted	57,500	$4.28
Issued	(10,000)	$4.92
Cancelled	(47,500)	$5.88

Restricted stock outstanding, September 30, 2007	55,000	$5.32
Granted	147,500	$2.58
Issued	(21,250)	$3.32
Cancelled	(28,334)	$4.58

Restricted stock outstanding, September 30, 2008	152,916	$3.09

During the year ended September 30, 2008, TeamStaff granted awards of restricted stock under its 2006 Plan. An aggregate of 147,500 restricted shares were awarded to employees and non-employee directors at the closing price on the award dates. Of this award, 47,500 shares vested immediately, resulting in a charge of $115,000; 23,750 shares vested at September 30, 2008 based upon satisfaction of certain performance criteria, resulting in a charge of $59,000 (included in accrued expenses); and 76,250 shares will vest upon satisfaction of certain performance criteria. In addition, $44,000 related to prior periods’ grants was recognized as an expense. In accordance with FAS 123(R) the Company will not recognize expense on 76,250 shares of these awards until it is probable that these performance conditions will be achieved. Such charges could be material in future periods. During the fiscal year ended September 30, 2008, 28,334 unvested shares were cancelled. As of September 30, 2008, approximately $23,000 of unrecognized compensation costs related to non-vested non-performance based restricted stock awards is expected to be recognized during fiscal 2009.
During the year ended September 30, 2007, TeamStaff granted awards of restricted stock under its 2006 Long Term Incentive Plan (“the 2006 Plan”). An aggregate of 57,500 restricted shares were awarded at the closing price on the award dates and 17,500 shares were subsequently cancelled. The shares will vest according to the following schedule: (a) 15,000 shares vested immediately on February 14, 2007, resulting in a charge of $64,000; (b) 12,500 shares will vest on September 30, 2008 subject to certain performance based vesting requirements, and (c) 12,500 shares will vest on September 30, 2009 subject to certain performance based vesting requirements. In addition, $78,000 related to prior periods’ grants was recognized as an expense. In accordance with FAS 123(R) the Company will not recognize expense on 25,000 shares of this award until it is probable that these performance conditions will be achieved. Such charges could be material in future periods. During the fiscal year ended September 30, 2007, 47,500 unvested shares were cancelled.
At September 30, 2008 the Company had reserved 6,479,521 shares of common stock for issuance under various option, shares and warrant plans and arrangements.
(12) QUARTERLY FINANCIAL DATA (UNAUDITED):

(Amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2008
Net revenues (1)	$15,459	$17,307	$17,788	$22,731
Gross profit	2,775	2,928	3,315	3,043
Income from operations	129	146	275	171
Income from continuing operations	36	75	571	506
Loss from discontinued operations	(1)	(11)	(30)	—
Net income	35	64	541	506
Net earnings per share — Basic and Diluted	$0.01	$0.01	$0.11	$0.11

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2007
Net revenues	$16,720	$17,045	$16,613	$16,504
Gross profit	2,539	2,481	2,976	3,034
(Loss) income from operations	(810)	(1,026)	(240)	43
Loss from continuing operations (2)	(698)	(1,011)	(1,291)	(374)
Income (loss) from discontinued operations (net of tax) (3)	185	10	48	(1,562)
Net loss	(513)	(1,001)	(1,243)	(1,936)
Loss per share — Basic and Diluted	$(0.10)	$(0.21)	$(0.26)	$(0.40)

(1)	Revenues for the 2nd, 3rd and 4th quarter of fiscal 2008 include retroactive billings for Teamstaff GS in the amount of $1.5 million, $2.1 million and $7.2 million, respectively, described in Note 10.

(2)	Loss from continuing operations in the 3rd and 4th quarter of fiscal year 2007 includes charges of $1.5 million for Teamstaff GS legal costs described in Note 10.

(3)	Loss from discontinued operations, net of tax, in the 4th quarter of fiscal year 2007 of $1.6 million includes a charge of $1.5 million for the writedown of assets to fair market value for Nursing Innovations per diem as described in Note 4.

(13) EMPLOYEE BENEFIT PLANS:
As of September 30, 2008, TeamStaff and its subsidiaries currently maintain a defined contribution and a supplemental pension plan.
As of January 1, 2004, TeamStaff adopted the TeamStaff 401(k) Plan (the “401(k) Plan”) for the benefit of its eligible internal and temporary staffing employees. Any TeamStaff corporate employee and any TeamStaff Rx temporary staffing employee, is eligible for participation in the 401(k) Plan upon completing one year of service with TeamStaff. TeamStaff may provide a discretionary matching contribution of 25% of each of the first 4% of a participant’s elective contributions under the 401 (k) Plan. TeamStaff recorded related expense of $18,000 and $27,000 respectively, in fiscal 2008 and 2007. A participant is always fully vested in his or her elective contributions and vest in Company matching contributions over a four year period.
Effective October 1, 2000, TeamStaff adopted a non-qualified, supplemental retirement plan covering certain corporate officers of TeamStaff (the “SERP”). Under the terms of the SERP, a participant received a benefit sufficient to provide lump sum annual payments equal to approximately one-third of the participant’s base salary on the date the participant became a participant. Payment of benefits was to commence when the participant reached 65 years of age. The benefit under the SERP was subject to a seven-year vesting schedule (0%,0%,20%,40%, 60%, 80%, 100%), based on the participant’s original date of employment with TeamStaff and was contingent on the participant’s reaching age 55; provided, however, a participant’s benefit became fully vested upon a change of control, as defined in the SERP, if within two years of the change of control there was a material change in the participant’s job title or responsibilities or if the participant’s employment was terminated by TeamStaff for any reason other than conviction for theft or embezzlement from TeamStaff. Additionally, if a participant retired by means of total disability (as defined in the SERP), the participant’s benefit became fully vested and benefit payments would have commenced as of the disability retirement date. The SERP did not provide a death benefit. At inception, TeamStaff’s former Chief Executive Officer and its former Chief Financial Officer were the only SERP participants.
SERP participants were also provided with a split dollar life insurance policy (“Policy”), insuring the life of the participant until the participant reached age 65. Although the participant was the owner of the Policy, TeamStaff paid all Policy premiums. Each participant collaterally assigned the Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant’s right to the Policy vested in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant’s 65th birthday (and in certain other circumstances provided by the Policy agreement), TeamStaff was to release the collateral assignment of the Policy provided the participant released TeamStaff from all obligations the Company may have had with respect to the participant (including those under the SERP).
The following table illustrates TeamStaff’s changes in benefit costs and pension benefit obligations for the fiscal years ended September 30, 2008 and 2007 under the SERP:

	Fiscal Year
(Amounts in thousands)	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$346	$598
Service cost	—	—
Interest Cost	4	28
Benefits paid	(280)	(280)
Actuarial loss	—	—

Benefit obligation at end of year	$70	$346

Change in plan assets
Company contribution	$280	$280
Benefits paid	(280)	(280)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(70)	$(346)
Unrecognized net actuarial (gain)/loss	28	55

Net amount recognized	$(42)	$(291)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(70)	$(346)
Accumulated other comprehensive income	28	55

Net amount recognized	$(42)	$(291)

Discount rate used to determine benefit cost and obligations:	3.00%	3.00%

	2008	2007

Components of net periodic benefit cost are as follows:
Interest cost	$4	$28
Recognized actuarial loss	9	43

Net periodic benefit cost	13	71
Settlement charges	38	57

Total benefit cost	$51	$128

Other disclosure items at end of year:
Projected benefit obligation	$70	$346

Fair value of plan assets	—	—

Increase in minimum liability included in other comprehensive income	$(46)	$(100)

For unfunded plans, contributions to the SERP are the benefit payments made to participants. TeamStaff made benefit payments of $280,000 during each of fiscal years 2008 and 2007. Benefit payments of $70,000 are expected to be paid in fiscal 2009.
During fiscal year 2004, TeamStaff and plan participants agreed on optional payment forms effectively accelerating benefit payments. Beginning in fiscal year 2004 and ending in fiscal year 2009, the SERP settles liabilities by paying benefit obligations to participants. Each quarter, a settlement charge will be recognized to account for settling of liabilities. A settlement charge of $38,000 and $57,000 was recognized during fiscal 2008 and 2007, respectively.
The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which was adopted in the fiscal year ended September 30, 2007 with no effect on the Company’s consolidated financial statements.
(14) ECONOMIC DEPENDENCY:
A major customer is defined as a customer from which the Company derives at least 10% of its revenues. For the fiscal year ended September 30, 2008, Teamstaff GS generated approximately 77.3% of the Company’s overall consolidated revenues from agencies of the United States Government. Through its FSS contracts primarily with the DVA, the Company had two specific customers who totaled 31% and 14% of the Company’s overall consolidated revenues.
For the fiscal year ended September 30, 2007, Teamstaff GS generated approximately 63.6% of the Company’s overall consolidated revenues from agencies of the United States Government. Through its FSS contracts primarily with the DVA, the Company had two specific customers who totaled 17% and 10% of the Company’s overall consolidated revenues.
Accounts receivable from agencies of the United States Government totaled $11.3 million and $5.7 million at September 30, 2008 and 2007, respectively. As discussed in Note 10, included in revenue derived from the Federal government are retroactive adjustments that totaled $10.8 million. $9.3 million of this revenue is included in accounts receivable at September 30, 2008. Such revenue is not expected to recur in future periods.

(15) SUBSEQUENT EVENTS:
Subsequent to the year ended September 30, 2008, we entered into employment agreements with Kevin Wilson, the President of our TeamStaff GS subsidiary and Dale West, the President of our TeamStaff Rx division. The following are summaries of these employment agreements. The following descriptions of these employment agreements are qualified in their entirety by reference to the full text of such agreements.
Kevin Wilson
On October 3, 2008, we entered into an employment agreement with Mr. Kevin Wilson, the President of TeamStaff GS. The employment agreement is for an initial term expiring September 30, 2010. Under the employment agreement, Mr. Wilson will receive a base salary of $200,000. The term of the agreement is effective as of October 1, 2008. Mr. Wilson may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors and will have an opportunity to earn a cash bonus of up to 70% of his base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the Chief Executive Officer. Thirty percent of the bonus shall be based on achieving revenue targets, sixty percent shall be based on achieving EBITDA targets, and ten percent shall be based on achieving corporate goals established by the Chief Executive Officer. Additional terms of his agreement are as follows:
• Grant of 30,000 shares of restricted common stock. The vesting schedule applicable to the restricted stock is as follows: one-third of the restricted shares vest on the date of the agreement; one-third vest on September 30, 2009, upon satisfaction of performance targets and other key objectives established by the Chief Executive Officer for fiscal 2009; and one-third vest on September 30, 2010, upon the satisfaction of the performance targets determined for fiscal 2010. However, in the event of a change in control (as defined in the employment agreement), the conditions to the vesting of the restricted stock awards shall be deemed void and all such shares shall be immediately and fully vested.
• In the event of the termination of employment by us without “cause” or by Mr. Wilson for “good reason,” as those terms are defined in the employment agreement, or in the event his employment is terminated due to his disability, he would be entitled to: (a) a severance payment of 6 months of base salary; (b) continued participation in our health and welfare plans for a period not to exceed 6 months from the termination date; and (c) all compensation accrued but not paid as of the termination date. In addition, in the event of termination for disability, he would also receive a pro-rata bonus, as described below.
• In the event of the termination of his employment due to his death, Mr. Wilson’s estate would be entitled to receive: (a) all compensation accrued but not paid as of the termination date; (b) continued participation in our health and welfare plans for a period not to exceed 6 months from the termination date; and (c) payment of a “Pro Rata Bonus”, which is defined as an amount equal to the lesser of (i) $75,000, and (ii) the Targeted Bonus multiplied by a fraction, the numerator of which shall be the number of days from the commencement of the fiscal year to the termination date, and the denominator of which shall be the number of days in the fiscal year in which his employment was terminated. If his employment is terminated by us for “cause” or by him without “good reason,” he is not entitled to any additional compensation or benefits other than his accrued and unpaid compensation.
• In the event that within 90 days of a “Change in Control” as defined in the employment agreement, (a) Mr. Wilson is terminated, or (b) his status, title, position or responsibilities are materially reduced and he terminates his employment, we shall pay and/or provide to him the following compensation and benefits: (A) (i) the accrued compensation; (ii) the continuation benefits; and (iii) as severance, base salary for a period of 6 months, payable in equal installments on each of the Company’s regular pay dates for executives during the six months commencing on the first regular executive pay date following the termination date; and (B) The conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to Mr. Wilson shall be deemed void and all such awards shall be immediately and fully vested.
• In addition, in the event the Company serves a “Notice of Retention” and Mr. Wilson diligently performs his duties during the “Retention Period” (as those terms are defined in the employment agreement), the Company shall pay him, in one lump sum on the first day of the month immediately following the month in which the Retention Period ends, an amount equal to 50% of his then current base salary. In the event the Company fails to serve a Notice of Retention, the Company shall pay him in one lump sum on the first day of the month immediately following the change of control, an amount equal to 50% of his then current base salary.
• Notwithstanding the foregoing, if the payments due in the event of a change in control would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code.
• Pursuant to the employment agreement, Mr. Wilson is subject to customary confidentiality, non-solicitation of employees and non-competition obligations that survive the termination of such agreements.

Dale West
On December 3, 2008, we entered into an employment agreement with Ms. Dale West, the President of our TeamStaff Rx division. The employment agreement is for an initial term expiring September 30, 2010. Under the employment agreement, Ms. West will receive a base salary of $200,000. The term of the agreement is effective as of October 1, 2008. Ms. West may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors and will have an opportunity to earn a cash bonus (“Targeted Bonus”) of up to 70% of her base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the Chief Executive Officer. Thirty percent (30%) of the bonus shall be based on achieving revenue targets, sixty percent (60%) shall be based on achieving EBITDA targets, and ten percent (10%) shall be based on achieving corporate goals established by the Chief Executive Officer. Additional terms of her agreement are as follows:
• Grant of 30,000 shares of restricted common stock. The vesting schedule applicable to the restricted stock is as follows: one-half vest on September 30, 2009, upon satisfaction of performance targets and other key objectives established by the Chief Executive Officer for 2009; and one-half vest on September 30, 2010, upon the satisfaction of the performance targets determined for 2010. However, in the event of a change in control (as defined in the employment agreement), the conditions to the vesting of the restricted stock awards shall be deemed void and all such shares shall be immediately and fully vested.
• Ms. West will be eligible to receive a quarterly stock bonus equal to $12,500 of the Company’s common stock at the end of each calendar quarter of employment for satisfaction of performance criteria and other key objectives established by the Chief Executive Officer, provided that the first two quarterly bonuses shall be deemed earned if she is continuously employed by the Company during such quarters and shall not be conditioned on the achievement of any other performance criteria. Such shares of common stock will be valued on the last trading day of each such quarter and shall be deemed vested and earned on the first business day following the close of the quarter.
• In the event of the termination of employment by us without “cause” or by Ms. West for “good reason,” as those terms are defined in the employment agreement, or in the event her employment is terminated due to her disability, she would be entitled to: (a) a severance payment of 6 months of base salary; (b) continued participation in our health and welfare plans for a period not to exceed 6 months from the termination date; and (c) all compensation accrued but not paid as of the termination date. In addition, in the event of termination for disability, she would also receive a pro-rata bonus, as described below.
• In the event of the termination of her employment due to her death, Ms. West’s estate would be entitled to receive: (a) all compensation accrued but not paid as of the termination date; (b) continued participation in our health and welfare plans for a period not to exceed 6 months from the termination date; and (c) payment of a “Pro Rata Bonus”, which is defined as an amount equal to the lesser of (i) $75,000, and (ii) the Targeted Bonus multiplied by a fraction, the numerator of which shall be the number of days from the commencement of the fiscal year to the termination date, and the denominator of which shall be the number of days in the fiscal year in which she was terminated. If her employment is terminated by us for “cause” or by her without “good reason,” she is not entitled to any additional compensation or benefits other than her accrued and unpaid compensation.
• In the event that within 90 days of a “Change in Control” as defined in the employment agreement, (a) Ms. West’s employment is terminated, or (b) her status, title, position or responsibilities are materially reduced and she terminates her employment, the Company shall pay and/or provide to her, the following compensation and benefits: (A) (i) the accrued compensation; (ii) the continuation benefits; and (iii) as severance, base salary for a period of 6 months, payable in equal installments on each of the Company’s regular pay dates for executives during the six months commencing on the first regular executive pay date following the termination date; and (B) the conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to Ms. West, shall be deemed void and all such awards shall be immediately and fully vested.
• In addition, in the event the Company serves a “Notice of Retention” and Ms. West diligently performs her duties during the “Retention Period” (as those terms are defined in the employment agreement), the Company shall pay her, in one lump sum on the first day of the month immediately following the month in which the Retention Period ends, an amount equal to 50% of her then current base salary. In the event the Company fails to serve a Notice of Retention, the Company shall pay her in one lump sum on the first day of the month immediately following the Change in Control, an amount equal to 50% of her then current base salary.
• Notwithstanding the foregoing, if the payments due in the event of a Change in Control would constitute an “excess parachute payment” as defined in Section 280G of the Code , the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code.
• Pursuant to the employment agreement, Ms. West is subject to customary confidentiality, non-solicitation of employees and non-competition obligations that survive the termination of such agreements. In addition, Ms. West was provided an advance to reimburse her for living expenses not to exceed $3,200 in any month or $36,000 in the aggregate.

SCHEDULE I
TEAMSTAFF, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007
(Amounts in thousands)

(a)	(b)	(c)	(d)	(e)
		Additions
		Charged to
	Balance at	(reversed from)
	Beginning of	Costs and	Deductions —	Balance at End
Description	Year	Expenses	Net Adjustments	of Year

Year Ended September 30, 2008

Allowance for doubtful accounts on trade receivables	$17	$(11)	$(4)	$2

Deferred tax valuation allowance	$11,843	$—	$(474)	$11,369

Year Ended September 30, 2007

Allowance for doubtful accounts on trade receivables	$44	$126	$(153)	$17

Deferred tax valuation allowance	$11,053	$790	$—	$11,843

S-1

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among TeamStaff, Inc., TeamSub, Inc and BrightLane.com, Inc., dated as of March 6, 2001, as amended by Amendment No. 1 dated as of March 21, 2001 and Amendment No. 2 dated as of April 6, 2001 (filed as Appendix A to the Proxy Statement/prospectus filed on August 7, 2001, SEC File no. 333-61730, as part of Registrant’s Registration Statement on Form S-4).

2.2.1	Form of Asset Purchase Agreement between TeamStaff, Inc and Gevity HR, Inc. dated as of November 14, 2003 (filed as Exhibit 2 to Form 8-K dated November 14, 2003).

2.3	Asset Purchase Agreement, dated as of January 29, 2008, by and among Temps, Inc., TeamStaff, Inc. and TeamStaff Rx, Inc. (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on February 5, 2008).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).

3.2	Form of Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to Form 8-K dated April 6, 2001).

3.3	Amended By-Laws of Registrant adopted as of May 15, 2001 (filed as Exhibit 3.4 to the Registration Statement on Form S-4 File No. 333-61730).

3.4	Amended and restated By-Laws of Registrant adopted as of August 29, 2001 (filed as Exhibit 3.5 to the Registrant’s Form S-3 filed on December 27, 2001).

3.5	Amendment to By-Laws of Registrant adopted November 8, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007).

3.6	Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit B to Definitive Proxy Statement dated March 13, 2008 as filed with the Securities and Exchange Commission).

4.1#	2000 Employee Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

4.2#	2000 Non-Executive Director Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

4.3#	2006 Long Term Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2006).

10.1	Lease dated May 30, 1997 for office space at 300 Atrium Drive, Somerset, New Jersey (Exhibit 10.6.1 to Form 10-K for the fiscal year ended September 30, 1997).

10.2	Form of Stock Purchase Agreement dated as of April 6, 2001 between TeamStaff, Inc. and BrightLane.com, Inc. with respect to purchase of Series A Preferred Stock (filed as Exhibit 10.1 to Form 8-K dated April 6, 2001).

10.3	Form of Escrow Agreement between TeamStaff, Inc. and BrightLane Shareholders with respect to the placement of 150,000 shares into escrow by the BrightLane shareholders (filed as Appendix B to the proxy statement/prospectus filed on August 7, 2001 SEC File No. 333.61730).

Exhibit No.	Description

10.4	Form of Securities Purchase Agreement dated as of November 5, 2004 including Form of Warrant (filed as Exhibit 10.1 to the Form 8-K filed on November 12, 2004).

10.5	Form of Asset Purchase Agreement by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff Rx, Inc. dated as of November 5, 2004 (filed as Exhibit 10.1 to the Form 8-K filed on November 18, 2004).

10.6	Form of Agreement for Sale of Goodwill dated as of November 5, 2004 by and between William Lee Booth and TeamStaff Rx, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on November 18, 2004).

10.7	Form of Client Transfer Agreement as of November 14, 2004, by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff Rx Inc. (filed as Exhibit 10.3 to the Form 8-K filed on November 18, 2004).

10.8#	Form of Employee Incentive Stock Option Certificate and Agreement (filed as Exhibit 10.13 to the Form 10-K filed on December 23, 2004).

10.9#	Form of Employee Non-Qualified Stock Option Certificate and Agreement (filed as Exhibit 10.14 to the Form 10-K filed on December 23, 2004).

10.10#	Form of 2000 Director Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.15 to the Form 10-K filed on December 23, 2004).

10.11	Form of Lease for our business premises located at 18167 U.S. Highway 19N, Suite 400, Clearwater, Fl 33764 (filed as Exhibit 10.1 to Form 8-K dated February 29, 2005).

10.12	Form of Stock Purchase Agreement among TeamStaff, Inc. and the Shareholders of RS Staffing Services, Inc. dated as of May 26, 2005 (filed as Exhibit 10.1 to Form 8-K dated June 8, 2005).

10.12.1	Form of Note dated June 8, 2005 issued by TeamStaff, Inc. to Roger Staggs (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).

10.12.2	Form of Note dated June 8, 2005 issued by Team Staff, Inc. to Barry Durham (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).

10.13	Form of Revolving Credit Agreement, Promissory Notes and related documents between TeamStaff, Inc. and PNC Bank, NA, dated as of June 8, 2005 (filed as Exhibits 10.4 and 10.5 to the Form 10-Q filed on August 12, 2005).

10.14#	Form of Employment Agreement between TeamStaff, Inc. and Rick J. Filippelli, dated as of June 30, 2005 (filed as Exhibit 10.2 to the Form 8-K filed on July 14, 2005).

10.15	Form of Settlement Agreement between TeamStaff, Inc. and the CNA Entities dated as of October 10, 2005 (filed as Exhibit 10.1 to the Form 8-K filed on October 20, 2005).

10.16	Form of Lease dated as of November 18, 2005 between TeamStaff, Inc. and One Peachtree Pointe Associates, LLC (file as Exhibit 10.1 to the Form 10-Q filed on February 14, 2006).

10.17#	TeamStaff, Inc. 2006 Long Term Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2006).

10.18#	Form Notice of Restricted Stock Bonus Award and Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2006).

Exhibit No.	Description

10.19	Form of Asset Purchase Agreement, Exhibits and Schedules re: sale of DSI Payroll Services to CompuPay, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on June 1, 2006).

10.20	Form of Settlement Agreement and Exhibits (Stock Purchase Agreement and Lock-Up Agreement re:
TeamStaff, Inc. and Atomic Fusion filed as Exhibit 10-1 to the Form 8-K filed on June 6, 2006).

10.21#	Form of Director Stock Option Agreement for options granted September 1, 2006.

10.22	Form of Amendment to Revolving Credit and Security Agreement dated December 13, 2006 between TeamStaff, Inc. and PNC Bank, N.A. (filed as Exhibit 10.1 to the Form 10-Q filed on February 14, 2007).

10.23	Lease, dated as of December 4, 2006, for our business premises located at 6555 Quince Road, Suite 303, Memphis, Tennessee (filed as Exhibit 10.2 to the Form 10-Q filed on February 14, 2007).

10.24#	Form of Separation Agreement with T. Kent Smith dated as of January 17, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 1, 2007).

10.25#	Separation Agreement with T. Kent Smith dated as of January 19, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 1, 2007).

10.26#	Form of Letter of Agreement with Rick Filippelli dated as of January 10, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 20, 2007).

10.27#	Form of Letter of Agreement with James Houston dated as of January 10, 2007 (filed as Exhibit 99.2 to the Form 8-K filed on February 20, 2007).

10.28#	Form of Agreement and Release with James Houston dated as of May 11, 2007 (filed as Exhibit 10.29 to the Form 10-Q filed on May 15, 2007).

10.29	Lease, dated as of April 13, 2007, for our business premises located at 1 Executive Drive, Suite 130, Somerset, New Jersey (filed as Exhibit 10.1 to the Form 10-Q filed August 14, 2007).

10.30	Lease dated as of March 27, 2008 between TeamStaff Government Solutions, Inc. and West Walton Properties, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed May 15, 2008).

10.31	Amended and Restated Loan and Security Agreement dated March 28, 2008 between TeamStaff, Inc. and Business Alliance Capital Company, a division of Sovereign Bank. (filed as Exhibit 10.2 to the Form 10-Q filed May 15, 2008).

10.32	Amended and Restated Revolving Credit Master Promissory Note dated March 28, 2008 between TeamStaff, Inc. and Business Alliance Capital Company, a division of Sovereign Bank. (filed as Exhibit 10.3 to the Form 10-Q filed May 15, 2008).

10.33#	Employment Agreement between the Company and Rick Filippelli dated as of April 17, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 22, 2008).

10.34#	Employment Agreement between the Company and Cheryl Presuto dated as of July 30, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2008).

10.35#	Employment Agreement between the Company and Kevin Wilson dated October 3, 2008 (filed as Exhibit 10.1 to Current Report on From 8-K filed on October 8, 2008).

10.36#	Employment Agreement between the Company and Dale West dated December 3, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 9, 2008).

Exhibit No.	Description

14	Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

16.1	Letter from Lazar Levine & Felix LLP to the Registrant filed with the SEC dated July 17, 2007 (filed as Exhibit 16.1 to Current Report on Form 8-K dated July 17, 2007).

21*	Subsidiaries of Registrants.

23.1*	Consent of WithumSmith+Brown, A Professional Corporation.

31.1*	Certification of Chief Executive Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Section17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.