Form 10-Q
period 2008-12-31
TEAMSTAFF INC
filed 2009-02-17
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-18492
TEAMSTAFF, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-1899798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Executive Drive, Suite 130
Somerset, New Jersey (Address of principal executive offices)	08873 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,883,389 shares of Common Stock, par value $.001 per share, were outstanding as of February 13, 2009.

TEAMSTAFF, INC.
FORM 10-Q
For the Quarter Ended December 31, 2008

Part I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	December 31,	September 30,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,148	$5,213
Accounts receivable, net of allowance for doubtful accounts of $13 and $2 as of December 31, 2008 and September 30, 2008, respectively	13,148	12,892
Prepaid workers’ compensation	567	562
Other current assets	570	607

Total current assets	18,433	19,274

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,299	3,299
Computer equipment	619	619
Computer software	1,166	1,166
Leasehold improvements	20	20

	5,104	5,104

Less accumulated depreciation and amortization	(4,471)	(4,409)

Equipment and improvements, net	633	695

TRADENAME	4,569	4,569

GOODWILL	10,305	10,305

OTHER ASSETS	136	151

TOTAL ASSETS	$34,076	$34,994

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	December 31,	September 30
	2008	2008
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank line of credit	$745	$—
Notes payable	1,500	1,500
Current portion of capital lease obligations	67	69
Accrued payroll	10,561	10,585
Accrued pension liability	70	70
Accounts payable	1,667	2,578
Accrued expenses and other current liabilities	1,192	2,008
Liabilities from discontinued operations	55	66

Total current liabilities	15,857	16,876

CAPITAL LEASE OBLIGATIONS, net of current portion	113	128

OTHER LONG TERM LIABILITY, net of current portion	92	104

Total Liabilities	16,062	17,108

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 4,874 at December 31, 2008 and September 30, 2008; outstanding 4,843 at December 31, 2008 and September 30, 2008	5	5
Additional paid-in capital	68,924	68,844
Accumulated deficit	(50,886)	(50,934)
Accumulated comprehensive loss	(5)	(5)
Treasury stock, 2 shares at cost at December 31, 2008 and September 30, 2008	(24)	(24)

Total shareholders’ equity	18,014	17,886

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,076	$34,994

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2008	2007
REVENUES	$14,682	$15,459
DIRECT EXPENSES	11,955	12,684

Gross profit	2,727	2,775
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,615	2,557
DEPRECIATION AND AMORTIZATION	62	89

Income from operations	50	129

OTHER INCOME (EXPENSE)
Interest income	14	9
Interest expense	(27)	(36)
Other income, net	22	35
Legal expense related to pre-acquisition activity of acquired company	(7)	(101)

	2	(93)

Income from continuing operations before taxes	52	36

INCOME TAX EXPENSE	(4)	—

Income from continuing operations	48	36

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations, net of tax benefit of $0 for the quarter ended December 31, 2007	—	(1)

Loss from discontinued operations	—	(1)

Net income	48	35

OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment, net of tax of $0	—	15

COMPREHENSIVE INCOME	$48	$50

EARNINGS PER SHARE — BASIC & DILUTED
Income from continuing operations	$0.01	$0.01
Loss from discontinued operations	0.00	0.00

Net earnings per share	$0.01	$0.01

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	4,914	4,860

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	4,920	4,881

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the Three Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48	$35
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of divested businesses:
Depreciation and amortization	62	89
Compensation expense related to employee restricted stock grants	21	13
Provision for doubtful accounts	11	7
Changes in operating assets and liabilities, net of divested businesses:
Accounts receivable	(267)	1,208
Other current assets	32	24
Other assets	15	5
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(1,692)	(1,214)
Other long term liabilities	(12)	(11)
Pension liability	—	(138)
Cash flow from discontinued operations	(11)	(2)

Net cash (used in) provided by operating activities	(1,793)	16

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	—	(78)

Net cash (used in) investing activities	—	(78)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on revolving line of credit	745	7
Repayments on capital lease obligations	(17)	(16)
Net comprehensive income on pension	—	15
Cash flows from discontinued operations	—	(1)

Net cash provided by financing activities	728	5

Net (decrease) in cash and cash equivalents	(1,065)	(57)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,213	592

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,148	$535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12	$23

Cash paid during the period for income taxes	$61	$30

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 (Unaudited)
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
TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary, a Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) certified healthcare staffing firm, operates throughout the United States and specializes in providing travel allied medical employees and nurses on a short term assignment basis, as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, physical therapists, occupational therapists, dosimetrists, ultrasound staff and physicists. During the last six months, TeamStaff Rx placed temporary employees for approximately 120 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical, office administration, logistics and technical professionals through FSS contracts with both the United States General Services Administration (“GSA”) and United States Department of Veterans Affairs (“DVA”). During the last six months, TeamStaff GS placed temporary employees at approximately 30 client facilities.
TeamStaff was organized under the laws of the State of New Jersey on November 25, 1969 and maintains its principal executive office at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873 where its telephone number is (877) 523-9897.
Basis of Presentation
The consolidated interim financial statements included herein have been prepared by TeamStaff, without audit, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. TeamStaff believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TeamStaff’s fiscal 2008 Annual Report on Form 10-K. This interim financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments and changes in estimates, where appropriate) to present fairly the results for the interim period. The results of operations and cash flows for such interim period is not necessarily indicative of the results for the full year.
The accompanying consolidated financial statements include the accounts of TeamStaff and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated.

Certain prior period amounts have been reclassified to conform to the current period presentation. All references to common stock, options, share based arrangements, exercise price, fair values and related data within this Form 10-Q for the three months ended December 31, 2007 have been retroactively amended so as to incorporate the effect of the one-to four reverse stock split effective April 21, 2008.
All references to common stock, options, share based arrangements, exercise price, fair values and related data within this Form 10-Q have been retroactively amended so as to incorporate the effect of the one-to four reverse stock split effective April 21, 2008.
(2) SIGNIFICANT ACCOUNTING POLICIES:
Recently Issued Accounting Pronouncements Affecting the Company
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. TeamStaff conducts business solely in the U.S. and, as a result, files income tax returns for U.S., New Jersey and various other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. Given the Company’s substantial net operating loss carryforwards, which are subject to a full valuation allowance, as well as the historical operating losses in prior periods, the adoption of FIN 48 on October 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of the adoption date and for the three months ended December 31, 2007.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 on October 1, 2008 with no effect on its financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted SFAS No. 159 on October 1, 2008 with no effect on its financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not believe that the adoption of this standard will have a material effect on our consolidated financial statements.

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

Revenues related to retroactive billings in 2008 (see Note 4) from an agency of the Federal government are recognized when: (1) the Company develops and calculates an amount for such prior period services and has a contractual right to bill for such amounts under its arrangements and (2) there are no remaining unfulfilled conditions for approval of such billings. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agency; upon approval, wages are processed for payment to the employees.

During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.2 million related to these non-recurring arrangements. At December 31, 2008, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. Accounts receivable includes $7.6 million that was unbilled to the DVA at December 31, 2008.

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
Stock-Based Compensation
The Company follows the guidance of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). Compensation costs for the portion of awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under FAS 123(R). There was no share-based compensation expense for options for the three months ending December 31, 2007 and 2008. As of December 31, 2008, there was no remaining unrecognized compensation expense related to non-vested stock option awards to be recognized during the current fiscal year.
During the three months ended December 31, 2008, TeamStaff did not grant any options, no options expired or were cancelled unexercised and no options were exercised. There were 32,625 options outstanding as of December 31, 2008. During the three months ended December 31, 2007, TeamStaff did not grant any options, 2,250 options expired or were cancelled unexercised and no options were exercised. There were 56,750 options outstanding as of December 31, 2007.

During the three months ended December 31, 2008, TeamStaff granted an aggregate of 67,353 shares of restricted stock under its 2006 Plan. 30,000 shares were granted to Dale West, President of TeamStaff Rx, in connection with her employment agreement, at the closing price on the award date of $2.00 and are subject to certain performance based vesting requirements. An additional 7,353 shares were granted to Ms. West in connection with her employment agreement, at the closing price on the award date of $1.70. These shares vested on January 2, 2009. In addition 30,000 shares were granted to Kevin Wilson, President of TeamStaff GS, in connection with his employment agreement, at the closing price on the award date of $2.49. 10,000 shares vested immediately and were expensed as of September 30, 2008. The remaining 20,000 shares are subject to certain performance based vesting requirements. In accordance with FAS 123(R) the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

During the three months ended December 31, 2007, TeamStaff granted 30,000 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan as described above. The shares of restricted stock were awarded and valued at the closing price on the award date of $3.36. In accordance with FAS 123(R) the Company will not recognize expense until it is probable that these conditions will be achieved. Such charges could be material in future periods. Stock compensation expense associated with these grants and all other grants totaled $0.02 million and $0.01 million for the three months ended December 31, 2008 and 2007, respectively.

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number Of Shares	Price	Term	Intrinsic Value

Options outstanding, September 30, 2008	32,625	$8.09	1.8	$—
Granted	—
Exercised	—
Cancelled	—

Options outstanding and exercisable, December 31, 2008	32,625	$8.09	1.7	$—

		Weighted
		Average
		Grant-Date
	Number Of Shares	Fair Value
Restricted stock outstanding, September 30, 2008	152,916	$3.09
Granted	57,353	$2.13
Issued	—
Cancelled	—

Restricted stock outstanding, December 31, 2008	210,269	$2.83

As of December 31, 2008, approximately $13,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over the next four months. This amount does not include compensation costs, if any, related to conditional, performance based restricted stock awards.
At December 31, 2008, the Company had reserved 4,728,481 shares of common stock for issuance under various option, shares and warrant plans and arrangements.
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
In accordance with SFAS 128, the following table reconciles basic shares outstanding to fully diluted shares outstanding:

	Three Months Ended
	December 31,
(Amounts in thousands)	2008	2007
Weighted average number of common shares outstanding — basic	4,914	4,860
Incremental shares for assumed conversion of restricted stock	6	21

Weighted average number of common shares outstanding — diluted	4,920	4,881

Stock options, warrants and restricted stock outstanding at December 31, 2008 to purchase 32,625 shares of common stock and at December 31, 2007 to purchase 56,875 shares of common stock were not included in the computation of diluted earnings per share as the exercise price exceeded the fair market value of the common stock.
Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative factors, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative factors, including historic and current taxable losses, as well as uncertainties and limitations related to the ability to utilize certain Federal and state net loss carry forwards and current tax losses, outweighed any objectively verifiable positive factors, and as such, continues to conclude that a full valuation allowance against the deferred tax asset is necessary. For all periods presented, the Company did not record a Federal tax provision or tax benefit. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely that not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of net operating loss carryforwards). The net carrying value of the deferred tax asset was $0 (net of a valuation allowance of approximately $11.4 million) at December 31, 2008.

At December 31, 2008 the Company had net operating losses of approximately $28.3 million for U.S. tax return purposes, and unutilized tax credits approximate $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2028.
(3) DISCONTINUED OPERATIONS:
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
Net revenues for the Nursing Innovations per diem operations for the three months ended December 31, 2007 were $0.5 million.
The following chart details activity in liabilities from the discontinued operation through December 31, 2008:

	September 30,	Expensed	Paid This	December 31,
	2008 Balance	This Period	Period	2008 Balance
Accrued expenses and other current liabilities	$66		$(11)	$55

Total	$66	$—	$(11)	$55

(4) COMMITMENTS AND CONTINGENCIES:
Payroll Taxes
TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, the remaining liability ($1.4 million at December 31, 2008) has been recorded in accounts payable. In the quarter ended December 31, 2008 the Company paid $0.6 million of this liability.

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
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable. Such agreement has been extended to March 31, 2009. As of December 31, 2008, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $7,000 and $101,000 during the three months ended December 31, 2008 and 2007, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs incurred related to the investigation through December 31, 2008.
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
Potential Contractual Billing Adjustments
At December 31, 2008, TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At December 31, 2008, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. TeamStaff is currently in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of revenue and gross profit are estimated to be between $0.4 million and $0.7 million. At present, the Company expects to collect such amounts in the fiscal quarter ending March 31, 2009. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

(5) PREPAID WORKERS’ COMPENSATION:
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
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $350,000 in trust account funds back to the Company. In fiscal years ended September 30, 2007 and 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $1.19 million and $2.25 million, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at December 31, 2008, the remaining prepaid asset of $0.4 million will be received within the next six months. This is reflected on TeamStaff’s balance sheet as of December 31, 2008 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of December 31, 2008 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.
(6) DEBT:
On March 28, 2008, TeamStaff and its wholly-owned subsidiaries, TeamStaff Rx and TeamStaff GS entered into an Amended and Restated Loan and Security Agreement dated as of March 28, 2008 (the “Loan Agreement”) with Business Alliance Capital Company (“BACC”), a division of Sovereign Bank (the “Lender”). Pursuant to the Loan Agreement, the Lender (i) acquired by assignment from the Company’s prior lender, PNC Bank, National Association (“PNC”), all right, title and interest of PNC under the $8.0 million PNC Credit Facility, the PNC note and related loan documentation, and (ii) restructured the PNC Credit Facility into a $3.0 million three (3) year revolving credit facility. Effective April 1, 2008, BACC changed its name to Sovereign Business Capital (“Sovereign”). The outstanding principal and interest balance under the PNC Credit Facility, related fees and certain expenses related to the execution and closing of the Loan Agreement were paid in full with $0.6 million in proceeds drawn from the Loan Agreement on April 2, 2008. Fees associated with this facility approximate $150,000, which will be amortized over the life of the Loan Agreement.
Under the Loan Agreement, the Lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3.0 million subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets.
The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on advances accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage points above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum. The Loan Agreement requires compliance with certain customary covenants including a debt service coverage ratio and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. As of December 31, 2008, TeamStaff was in compliance with all loan covenants. The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement. As of December 31, 2008, there was $0.7 million outstanding under the Loan Agreement and defined unused availability totaled $1.4 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. The interest rate on the facility at December 31, 2008 was 5.5%.

Promissory Note (see Note (4) Commitments and Contingencies: “Legal Proceedings” above)
In connection with the acquisition of RS Staffing Services, TeamStaff issued two promissory notes to the former owners of RS Staffing Services as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by Sovereign described above. One half of the principal ($1.5 million) and interest ($150,000) was due on June 8, 2006 and payment was made in the amount of $1.65 million. The remaining principal and interest was due in June 2007. As described in Note (4) above, effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date of the $1.5 million note payable and accrued interest to March 31, 2009.
Based on contractual terms of the initial agreement and the status of the parties’ discussions, long-term debt at December 31, 2008 and September 30, 2008 is classified as a current liability.
(7) STOCK WARRANTS:
The Company had no outstanding warrants during the three months ended December 31, 2008. During the three months ended December 31, 2007, no warrants were issued, warrants to purchase 598,000 shares of common stock expired unexercised and no warrants were exercised.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”), Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). TeamStaff desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this Quarterly Report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report: our ability to continue to recruit and retain qualified temporary and permanent healthcare professionals and administrative staff at reasonable costs; our ability to attract and retain sales and operational personnel; our ability to enter into contracts with hospitals, healthcare facility clients, affiliated healthcare networks, physician practice groups and the United States government on terms attractive to us and to secure orders related to those contracts; changes in the timing of hospital, healthcare facility clients’, physician practice groups’ and U.S. Government orders for and our placement of temporary and permanent healthcare professionals and administrative staff; the general level of patient occupancy at our hospital, healthcare facility clients’ and physician practice groups’ facilities; the overall level of demand for services offered by temporary and permanent healthcare staffing providers; the ability of our hospital, healthcare facility and physician practice group clients to retain and increase the productivity of their permanent staff; the variation in pricing of the healthcare facility contracts under which we place temporary and permanent healthcare professionals; our ability to successfully implement our strategic growth, acquisition and integration strategies; our ability to successfully integrate completed acquisitions into our current operations; our ability to manage growth effectively; the performance of our information and communication systems; the effect of existing or future government legislation and regulation; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; our ability to carry out our business strategy; the loss of key officers, and management personnel that could adversely affect our ability to remain competitive; the effect of recognition by us of an impairment to goodwill; other tax and regulatory issues and developments; and the effect of adjustments by us to accruals for self-insured retentions.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2008 and our other reports filed with the SEC. We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.
All references to common stock, options, share based arrangements, exercise price, fair values and related data within this Form 10-Q for the three months ended December 31, 2007 have been retroactively amended so as to incorporate the effect of the one-to four reverse stock split effective April 21, 2008.
Critical Accounting Policies and Estimates
TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of TeamStaff’s 2008 Annual Report on Form 10-K as well as “Critical Accounting Policies” contained therein for a detailed discussion on the application of these and other accounting policies.
Recently Issued Accounting Pronouncements Affecting the Company
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. TeamStaff conducts business solely in the U.S. and, as a result, files income tax returns for U.S., New Jersey and various other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. Given the Company’s substantial net operating loss carryforwards, which are subject to a full valuation allowance, as well as the historical operating losses in prior periods, the adoption of FIN 48 on October 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of the adoption date and for the three months ended December 31, 2007.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS No. 157 on October 1, 2008 with no effect on its financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted SFAS No. 159 on October 1, 2008 with no effect on its financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not believe that the adoption of this standard will have a material effect on our consolidated financial statements.

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

Revenues related to retroactive billings in 2008 (see Note 4) from an agency of the Federal government are recognized when: (1) the Company develops and calculates an amount for such prior period services and has a contractual right to bill for such amounts under its arrangements and (2) there are no remaining unfulfilled conditions for approval of such billings. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agency; upon approval, wages are processed for payment to the employees.

During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.2 million related to these non-recurring arrangements. At December 31, 2008, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. Accounts receivable includes $7.6 million that was unbilled to the DVA at December 31, 2008.

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
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 17, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $350,000 in trust account funds back to the Company. In fiscal years ended September 30, 2007 and 2006, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $1.19 million and $2.25 million, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at December 31, 2008, the remaining prepaid asset of $0.3 million will be received within the next six months. This is reflected on TeamStaff’s balance sheet as of December 31, 2008 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of December 31, 2008 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed, and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.

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
At December 31, 2008, the Company provided a 100% deferred tax valuation allowance of approximately $11.8 million. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative factors, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that negative factors, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, continues to conclude that a valuation allowance is necessary. The Company is providing a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. The establishment of the deferred tax asset allowance does not preclude the Company from reversing any or all of the allowance in future periods if the Company believes the positive factors are sufficient enough to utilize the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry forward limitations and periods permitted by law.
Overview
Business Description
TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary operates throughout the United States and specializes in providing travel allied medical employees and nurses on a short term assignment basis, as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, physical therapists, occupational therapists, dosimetrists, ultrasound staff and physicists. During the last six months, TeamStaff Rx placed temporary employees at approximately 120 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical and office administration/technical professionals through FSS contracts with both the GSA and DVA. During the last six months, TeamStaff GS placed temporary employees at approximately 30 client facilities.
The Company has implemented several initiatives to position the staffing services subsidiaries for growth. Sales initiatives include assessing, restructuring and adding to its sales force and recruiting efforts and continued management of a pricing and gross margin improvement plans. In September 2008, the Company hired Dale West as President of its TeamStaff Rx subsidiary. Ms. West was former President of RNNetwork as well as an owner and original founder. Ms. West grew RN Network from a start-up to approximately $100 million in annual revenue over a five year period. In February 2008, TeamStaff Rx received Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) certification which serves to validate the Company’s hiring practices and our commitment to providing quality healthcare services. The Company believes this Gold Seal is critical in maximizing additional recruiting and sales opportunities. During the past year, efforts to build marketing presence included the launching of new TeamStaff Rx, TeamStaff GS and corporate websites, implementing a print advertisement campaign, and revising our strategic marketing communications plan in an effort to attract allied medical and nurse travelers. Recently, we also added several marketing events to our tradeshow calendar in order to increase our brand recognition. This added exposure allows us to introduce our suite of offerings to an expanded market. We continue to focus on our sales and marketing efforts throughout our operating divisions in order to increase our contact with current and prospective clients. During the past year, we initiated a corporate branding campaign which promotes consistency and brand recognition as well as increases TeamStaff’s visibility in the marketplace. TeamStaff GS, formerly known as RS Staffing Services, gives us a strong presence in the government sector and provides us with an opportunity to bid on awards for large multi-year contracts with favorable operating margins. In February 2008 we announced the renaming of RS Staffing Services to TeamStaff Government Solutions. The name change reflects the subsidiary’s expanding service offerings in providing staffing for government logistical support positions.

Recent Business Trends
TeamStaff Rx
Demand for travelers has continued to be soft due to hospital budget constraints and continued low patient census. On the supply side, during a period of economic instability, travelers prefer the security of a permanent position. Additionally, a poor economic climate has had an adverse impact on hospital staff wanting to leave their position and take a travel assignment with us. In an effort to attract travelers, the Company recently enhanced its benefits package and traveler loyalty program.
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
We believe demand will remain strong as the government looks to maintain or improve social services provided to our returning veterans. In addition, we believe the government staffing business is more stable in an economic downturn due to the longer term duration of its contracts. Management believes that, under the current administration, there will not be a reduction in government spending supporting social programs that benefit military personnel and veterans.
Results of Operations
The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
Condensed Consolidated Statement of Operations:	2008	2007

Revenues	100.0%	100.0%
Direct Expenses	81.4%	82.0%

Gross Profit	18.6%	18.0%
Selling, general and administrative	17.8%	16.5%
Depreciation and amortization expense	0.5%	0.7%

Income from operations	0.3%	0.8%
Other income (expense)	0.0%	-0.6%

Income from continuing operations before taxes	0.3%	0.2%
Income tax (expense) benefit	0.0%	0.0%

Income from continuing operations	0.3%	0.2%
Loss from discontinued operations	0.0%	0.0%

Net income	0.3%	0.2%

TeamStaff’s revenues for the three months ended December 31, 2008 and 2007 were $14.7 million and $15.5 million, respectively, which represents a decrease of $0.8 million, or 5.0% over the prior fiscal year period. Revenues for the three months ended December 31, 2008 and 2007 include $12.0 million and $11.0 million, respectively, related to TeamStaff GS. This subsidiary’s revenues helped offset the decrease in revenues in the TeamStaff Rx travel allied and travel nursing subsidiary from the first fiscal quarter of 2008 to the first fiscal quarter of 2009. The decrease in Rx revenues is in part due to the poor economic conditions whereby hospitals have reduced spending and travelers are preferring the stability of a permanent assignment. It is the Company’s hope that the management changes coupled with our continued sales and marketing efforts will position Rx for growth, once demand picks up.

Direct expenses for the three months ended December 31, 2008 and 2007 were $12.0 million and $12.7 million, respectively, which represents a decrease of $0.7 million, or 5.7% over the prior fiscal year period. This decrease is a result of lower revenues. As a percentage of revenue, direct expenses for the three months ended December 31, 2008 and 2007 were 81.4% and 82.0%, respectively.
Gross profit for the three months ended December 31, 2008 and 2007 were $2.7 million and $2.8 million, respectively, which represents a decrease of $0.1 million, or 1.7%. This decrease is a result of lower revenues. Gross profit, as a percentage of revenue, was 18.6% and 18.0% for the three months ended December 31, 2008 and 2007, respectively. The improvement in gross profit margin (as a percentage of revenue) is related primarily to increased pricing on contracts and direct cost control initiatives as well as reduced use of TeamStaff GS teaming partners (subcontractors) that are included as a direct expense.
Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2008 and 2007 were $2.62 million and $2.56 million, respectively, which represents an increase of $0.06 million, or 2.3%. This is primarily a result of increased new business spending, which increased by 15.5% from the first quarter of fiscal 2008 to the first quarter of fiscal 2009. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure.
Depreciation and amortization expense was $0.1 million for each of the three months ended December 31, 2008 and 2007.
Income from operations for the three months ended December 31, 2008 and 2007 was $50,000 and $129,000, respectively, which represents a decrease of $79,000, or 61.2%.
Other income for the three months ended December 31, 2008 and 2007, which is normally comprised primarily of late fee income in the TeamStaff Rx subsidiary and interest income, was $36,000 and $44,000, respectively.
Interest expense for the three months ended December 31, 2008 and 2007 was $27,000 and $36,000, respectively, representing a decrease of $9,000 due primarily to reduced interest rates related to borrowings on the line of credit.
The Company recorded other expense of $7,000 and $101,000 for the three months ended December 31, 2008, and 2007, respectively. This expense is related to legal representation and investigation costs incurred in connection with the Federal Grand Jury subpoena issued to our subsidiary formerly known as RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing effective as of June 2005. These expenses are classified as non-operating expense because the subpoena relates to activity prior to the acquisition.
For the period ended December 31, 2008, the Company recorded a tax provision of $4,000 as a result of state tax provisions. For the period ended December 31, 2007, the Company did not record a tax provision or tax benefit.
Income from continuing operations for the three months ended December 31, 2008 and 2007 was $48,000, or $0.01 per basic and diluted share, and $36,000, or $0.01 per basic and diluted share, respectively.
There was no activity in discontinued operations for the three months ended December 31, 2008. Loss from operations of the discontinued business unit for the three months ended December 31, 2007 was minimal, with no impact on basic and diluted earnings per share.
Net income for the three months ended December 31, 2008 and 2007 was $48,000, or $0.01 per basic and diluted share, and $35,000, or $0.01 per basic and diluted share, respectively. This represents an increase of $13,000 in net income from the first fiscal quarter of 2008 to the first fiscal quarter of 2009.
Potential Contractual Billing Adjustments
As described in greater detail in note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, TeamStaff GS is seeking approval from the Federal government for additional gross profit on retroactive billing rate increases associated with certain of its government contracts. These adjustments are due to changes in the contracted wage determination rates for covered contract employees. At December 31, 2008, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. TeamStaff is currently negotiating a final amount related to gross profit on these adjustments. Accordingly, the Company may be able to recognize additional revenues in future periods if the approval for the additional amounts is obtained. The ranges of revenue and gross profit are estimated to be between $0.4 million and $0.7 million. At present, the Company expects to collect such amounts in the fiscal quarter ending March 31, 2009. However, because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from these contracts or that if additional amounts are received, that the amount will be within the range specified above.

Liquidity and Capital Resources; Commitments
Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.
Cash from operating activities
Net cash used in operating activities for the three months ended December 31, 2008 was $1.8 million. This decrease in cash was primarily driven by a decrease in accounts payable due to $0.6 million of payments made to the IRS for previously recorded prior period tax liabilities, an increase in accounts receivable due to the slowdown in cash collections that historically occurs during the end of December and payment of bonuses to Company employees in the quarter. Net cash provided by operating activities for the three months ended December 31, 2007 was $16,000. Sources of cash for the first fiscal quarter of 2008 was primarily from accounts receivable collections offset by a use of cash related to payment of legal fees and other accrued expenses.
Cash from investing activities
We continue to have relatively low capital investment requirements. The Company did not have any investing activity during the three months ended December 31, 2008 and used $78,000 for the three months ended December 31, 2007, primarily for expenses related to the implementation of a new front office computer system and the redesign of our traveler website.
Cash from financing activities
Net cash provided by financing activities for the three months ended December 31, 2008 was $0.7 million, primarily as a result of borrowing on the line of credit to fund operations during the last week of December 2008. This is due to a slow down in cash collections that historically occurs during the end of the calendar year. Cash provided by financing activities for the three months ended December 31, 2007 was negligible.
Loan Facility
On March 28, 2008, TeamStaff and its wholly-owned subsidiaries, TeamStaff Rx and TeamStaff GS entered into an Amended and Restated Loan and Security Agreement dated as of March 28, 2008 (the “Loan Agreement”) with Business Alliance Capital Company (“BACC”), a division of Sovereign Bank (the “Lender”). Pursuant to the Loan Agreement, the Lender (i) acquired by assignment from the Company’s prior lender, PNC Bank, National Association (“PNC”), all right, title and interest of PNC under the $8.0 million PNC Credit Facility, the PNC note and related loan documentation, and (ii) restructured the PNC Credit Facility into a $3.0 million three (3) year revolving credit facility. Effective April 1, 2008, BACC changed its name to Sovereign Business Capital (“Sovereign”). The outstanding principal and interest balance under the PNC Credit Facility, related fees and certain expenses related to the execution and closing of the Loan Agreement were paid in full with $0.6 million in proceeds drawn from the Loan Agreement on April 2, 2008. Fees associated with this facility approximate $150,000, which will be amortized over the life of the Loan Agreement.
Under the Loan Agreement, the Lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3.0 million subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets.
The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on advances accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage points above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum. The Loan Agreement requires compliance with certain customary covenants including a debt service coverage ratio and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. As of December 31, 2008, TeamStaff was in compliance with all loan covenants. The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement. As of December 31, 2008, there was $0.7 million outstanding under the Loan Agreement and defined unused availability totaled $1.4 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. The interest rate on the facility at December 31, 2008 was 5.5%.

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
As of December 31, 2008, TeamStaff had cash and cash equivalents of $4.1 million and net accounts receivable of $13.1 million. At December 31, 2008, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million. This includes $7.6 million that was unbilled at December 31, 2008. As of December 31, 2008, there was $0.7 million in debt outstanding under the Loan Agreement and unused availability totaled $1.4 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. As of December 31, 2008, TeamStaff had working capital of $2.6 million. The Company believes that, along with cash on hand, the availability under the existing revolving line of credit will provide sufficient liquidity over the next twelve months.
Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Long Term Debt (1)	$2,425	$2,312	$107	$6
Operating Leases (2)	1,485	485	669	331
Pension Liability (3)	70	70	—	—
Severence Liability (4)	15	15	—	—

Total Obligations	$3,995	$2,882	$776	$337

(1)	Represents bank line of credit, the maximum amount of notes payable related to acquisition of TeamStaff GS, and capital lease obligations.

(2)	Represents lease payments net of sublease income.

(3)	Represents pension liabilities for the former Chief Executive Officer and former Chief Financial Officer.

(4)	Represents severance payments related to former employees.
Employment Agreements
As previously reported, during fiscal 2008, we entered into employment agreements with our Chief Executive Officer and Chief Financial Officer. During the quarter ended December 31, 2008, we entered into employment agreements with our President of TeamStaff GS and with our President of TeamStaff Rx. The material terms and conditions of each of these employment agreements were summarized in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 under the caption “Executive Compensation and Related Information — Employment Agreements with Other Executive Officers”. The summaries of each of the foregoing agreements are incorporated herein by reference.
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
Based on their evaluation, as of December 31, 2008, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s first quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable. Such agreement has been extended to March 31, 2009. As of December 31, 2008, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $7,000 and $101,000 during the three months ended December 31, 2008 and 2007, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs incurred related to the investigation through December 31, 2008.
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

In connection with its medical staffing business, TeamStaff is exposed to potential liability for the acts, errors or omissions of its temporary medical employees. The professional liability insurance policy provides up to $5.0 million aggregate coverage with a $2.0 million per occurrence limit. Although TeamStaff believes the liability insurance is reasonable under the circumstances to protect it from liability for such claims, there can be no assurance that such insurance will be adequate to cover all potential claims.
TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff’s results of operations, financial position or cash flows.
ITEM 1A: RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2008, which could materially affect our business, results of operations, financial condition or liquidity. The risks identified by TeamStaff in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe that except for the additional risk factor set forth below, there have not been any material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K.
The recent global economic crisis may harm our business, operating results and financial condition.
The recent global economic crisis has caused a tightening in the credit markets, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets. These macroeconomic developments could negatively affect our business, operating results or financial condition under a number of different scenarios. For example, demand for travelers has softened due to hospital budget constraints and continued low patient census. On the supply side, during a period of economic instability, travelers prefer the security of a permanent position. Additionally, a poor economic climate has had an adverse impact on hospital staff wanting to leave their position and take a travel assignment with us. The current economic environment could also subject us to increased credit risk should customers be unable to pay us, or delay paying us, for previously provided services. In addition, weakness in the market for our customers could result in delays in them paying their obligations to us. This would further increase our credit risk exposure and, potentially, harm our results of operations. In addition, financial institution difficulties and/or failures may make it more difficult either to utilize our existing credit facility or otherwise obtain financing, if needed, for our operations, investing activities or financing activities.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS
The exhibits designated with an asterisk (*) are filed herewith. All other exhibits have been previously filed with the Commission and, pursuant to 17 C.F.R. Secs. 20l.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. The exhibits designated with a number sign (#) indicate a management contract or compensation plan or arrangement.

Exhibit No.		Description

10.1	#	Employment Agreement between the Company and Kevin Wilson dated October 3, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 8, 2008).

10.2	#	Employment Agreement between the Company and Dale West dated December 3, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 9, 2008).

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.
/s/ Rick Filippelli
Rick Filippelli
Chief Executive Officer (Principal Executive Officer)

/s/ Cheryl Presuto
Cheryl Presuto
Chief Financial Officer (Principal Accounting Officer)
Dated: February 17, 2009

EXHIBIT INDEX

Exhibit No.		Description

10.1	#	Employment Agreement between the Company and Kevin Wilson dated October 3, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 8, 2008).

10.2	#	Employment Agreement between the Company and Dale West dated December 3, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 9, 2008).

31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*