Form 10-Q
period 2009-03-31
TEAMSTAFF INC
filed 2009-05-15
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,898,482 shares of Common Stock, par value $.001 per share, were outstanding as of May 14, 2009.

TEAMSTAFF, INC.
FORM 10-Q
For the Quarter Ended March 31, 2009

Part I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	March 31,	September 30,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,126	$5,213
Accounts receivable, net of allowance for doubtful accounts of $12 and $2 as of March 31, 2009 and September 30, 2008, respectively	12,801	12,892
Prepaid workers’ compensation	562	562
Other current assets	660	607

Total current assets	17,149	19,274

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,299	3,299
Computer equipment	619	619
Computer software	1,171	1,166
Leasehold improvements	20	20

	5,109	5,104

Less accumulated depreciation and amortization	(4,533)	(4,409)

Equipment and improvements, net	576	695

TRADENAME	4,569	4,569

GOODWILL	10,305	10,305

OTHER ASSETS	121	151

TOTAL ASSETS	$32,720	$34,994

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	March 31,	September 30,
	2009	2008
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$1,500	$1,500
Current portion of capital lease obligations	66	69
Accrued payroll	10,384	10,585
Accrued pension liability	—	70
Accounts payable	1,556	2,578
Accrued expenses and other current liabilities	1,455	2,008
Liabilities from discontinued operations	42	66

Total current liabilities	15,003	16,876

CAPITAL LEASE OBLIGATIONS, net of current portion	97	128

OTHER LONG TERM LIABILITY, net of current portion	78	104

Total Liabilities	15,178	17,108

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 4,885 at March 31, 2009 and 4,874 at September 30, 2008, respectively; outstanding 4,883 at March 31, 2009 and 4,843 at September 30, 2008, respectively	5	5
Additional paid-in capital	69,006	68,844
Accumulated deficit	(51,445)	(50,934)
Accumulated comprehensive loss	—	(5)
Treasury stock, 2 shares at cost at March 31, 2009 and September 30, 2008	(24)	(24)

Total shareholders’ equity	17,542	17,886

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,720	$34,994

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2009	2008
REVENUES
Operating revenues	$13,723	$16,052
Non-recurring retroactive billings	—	1,255

Total revenue	13,723	17,307

DIRECT EXPENSES
Operating direct expense	11,520	13,373
Non-recurring retroactive billings	—	1,006

Total direct expense	11,520	14,379

GROSS PROFIT
Operating gross profit	2,203	2,679
Non-recurring retroactive billings	—	249

Total gross profit	2,203	2,928

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,709	2,693
DEPRECIATION AND AMORTIZATION	61	89

(Loss) income from operations	(567)	146
OTHER INCOME (EXPENSE)
Interest income	18	3
Interest expense	(28)	(65)
Other income, net	30	28
Legal expense related to pre-acquisition activity of acquired company	(5)	(37)

	15	(71)

(Loss) income from continuing operations before taxes	(552)	75
INCOME TAX EXPENSE	(7)	—

(Loss) income from continuing operations	(559)	75

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations, net of tax benefit of $0 for the quarter ended March 31, 2008	—	(11)

Loss from discontinued operations	—	(11)

NET (LOSS) INCOME	(559)	64
OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment, net of tax of $0	5	7

COMPREHENSIVE (LOSS) INCOME	$(554)	$71

(LOSS) EARNINGS PER SHARE — BASIC & DILUTED
(Loss) income from continuing operations	$(0.11)	$0.01
Loss from discontinued operations	0.00	0.00

Net (loss) earnings per share	$(0.11)	$0.01

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	4,892	4,866

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	4,892	4,882

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the Six Months Ended
	March 31,	March 31,
	2009	2008
REVENUES
Operating revenues	$28,405	$31,263
Non-recurring retroactive billings	—	1,503

Total revenue	28,405	32,766

DIRECT EXPENSES
Operating direct expense	23,475	25,840
Non-recurring retroactive billings	—	1,223

Total direct expense	23,475	27,063

GROSS PROFIT
Operating gross profit	4,930	5,423
Non-recurring retroactive billings	—	280

Total gross profit	4,930	5,703

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,324	5,250
DEPRECIATION AND AMORTIZATION	123	178

(Loss) income from operations	(517)	275
OTHER INCOME (EXPENSE)
Interest income	32	12
Interest expense	(55)	(101)
Other income, net	52	63
Legal expense related to pre-acquisition activity of acquired company	(12)	(138)

	17	(164)

(Loss) income from continuing operations before taxes	(500)	111
INCOME TAX EXPENSE	(11)	—

(Loss) income from continuing operations	(511)	111

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations, net of tax benefit of $0 for 2008	—	(12)

Loss from discontinued operations	—	(12)

NET (LOSS) INCOME	(511)	99
OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment, net of tax of $0	5	22

COMPREHENSIVE (LOSS) INCOME	$(506)	$121

(LOSS) EARNINGS PER SHARE — BASIC & DILUTED
(Loss) income from continuing operations	$(0.10)	$0.02
Loss from discontinued operations	0.00	0.00

Net (loss) earnings per share	$(0.10)	$0.02

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	4,903	4,863

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	4,903	4,868

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the Six Months Ended
	March 31,	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(511)	$99
Adjustments to reconcile net income to net cash used in operating activities, net of divested businesses:
Depreciation and amortization	123	178
Compensation expense related to employee restricted stock grants	103	24
Provision for doubtful accounts	10	3
Changes in operating assets and liabilities, net of divested businesses:
Accounts receivable	81	(710)
Other current assets	(53)	119
Other assets	30	19
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(1,716)	333
Other long term liabilities	(26)	(7)
Pension liability	(70)	(207)
Cash flow from discontinued operations	(24)	(50)

Net cash used in operating activities	(2,053)	(199)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(5)	(140)
Cash flow from discontinued operations	—	357

Net cash (used in) provided by investing activities	(5)	217

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on revolving line of credit	—	524
Repayments on capital lease obligations	(34)	(16)
Net comprehensive income on pension	5	22

Net cash (used in) provided by financing activities	(29)	530

Net (decrease) increase in cash and cash equivalents	(2,087)	548

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,213	592

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,126	$1,140

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$23	$30

Cash paid during the period for income taxes	$82	$55

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITY:
In the six months ended March 31, 2009, an accrued liability was reduced (and additional paid-in-capital was increased) by $59,000 to reflect the issuance of stock to settle the liability.
The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (Unaudited)
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
TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary, a Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) certified healthcare staffing firm, operates throughout the United States and specializes in providing travel allied medical employees and nurses on a short term assignment basis, as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. During the last six months, TeamStaff Rx placed temporary employees for approximately 110 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical, office administration, logistics and technical professionals through FSS contracts with both the United States General Services Administration (“GSA”) and United States Department of Veterans Affairs (“DVA”). During the last six months, TeamStaff GS placed temporary employees at approximately 30 client facilities.
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

Certain prior period amounts have been reclassified to conform to the current period presentation. Components of revenue, direct expenses and gross profit for the three and six months ended March 31, 2008 have been retroactively reclassified to segregate recurring operating activity and non-recurring retroactive billings and costs. See Note 4.
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
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.2 million related to these non-recurring arrangements. At March 31, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. Accounts receivable includes $7.6 million that was unbilled to the DVA at March 31, 2009. At present, the Company expects to collect such amounts by the end of the current fiscal year.
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
Stock-Based Compensation
The Company follows the guidance of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). Compensation costs for the portion of awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under FAS 123(R). There was no share-based compensation expense for options for the three and six months ended March 31, 2009 and 2008. As of March 31, 2009, there was no remaining unrecognized compensation expense related to non-vested stock option awards to be recognized during the current fiscal year.
During the three and six months ended March 31, 2009, TeamStaff did not grant any options, no options expired or were cancelled unexercised and no options were exercised. There were 32,625 options outstanding as of March 31, 2009. During the three and six months ended March 31, 2008, TeamStaff did not grant any options, 500 options expired or were cancelled unexercised and no options were exercised. There were 56,375 options outstanding as of March 31, 2008.

During the three months ended March 31, 2009, TeamStaff granted an aggregate of 284,259 shares of restricted stock under its 2006 Long Term Incentive Plan (“2006 Plan”); 275,000 shares were granted to Company executives and other management personnel, at a closing price on the award date of $1.70. Of these grants, 70,000 shares were granted to Rick Filippelli, Chief Executive Officer, and 40,000 shares each were granted to Cheryl Presuto, Chief Financial Officer; Dale West, President of TeamStaff Rx; and Kevin Wilson, President of TeamStaff GS. These shares vest over a two year period. In addition, 9,259 shares were granted to Ms. West in connection with her employment agreement, at the closing price on the award date of $1.35. These shares vested on April 1, 2009. During the six months ended March 31, 2009, TeamStaff granted an aggregate of 341,612 shares of restricted stock under its 2006 Plan. Of these shares, 16,612 shares vested immediately, 50,000 shares are subject to certain performance based vesting requirements and 275,000 shares vest over two years. In accordance with FAS 123(R) the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods. Stock compensation expense associated with these grants and all other grants totaled $0.08 million and $0.1 million for the three and six months ended March 31, 2009, respectively.
During the three months ended March 31, 2008, TeamStaff did not grant any shares of restricted stock. During the six months ended March 31, 2008, TeamStaff granted 30,000 shares of restricted stock (subject to certain performance based vesting requirements) to non-employee directors under its 2006 Plan. The shares of restricted stock were awarded and valued at the closing price on the award date of $3.36. In accordance with FAS 123(R) the Company will not recognize expense until it is probable that these conditions will be achieved. Such charges could be material in future periods. Stock compensation expense associated with these grants and all other grants totaled $0.02 million for the six months ended March 31, 2008.

Weighted
Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Options outstanding, September 30, 2008	32,625	$8.09	1.8	$—
Granted	—
Excercised	—
Cancelled	—

Options outstanding and exercisable, March 31, 2009	32,625	$8.09	1.6	$—

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock outstanding, September 30, 2008	152,916	$3.09
Granted	341,612	$1.76
Issued	(78,185)	$3.04
Cancelled	—

Restricted stock outstanding and exercisable, March 31, 2009	416,343	$2.01

As of March 31, 2009, approximately $400,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over the next 1.7 years. This amount does not include compensation costs, if any, related to conditional, performance based restricted stock awards.
At March 31, 2009, the Company had reserved 6,137,909 shares of common stock for issuance under various option, shares and warrant plans and arrangements.
Earnings (loss) Per Share
Basic earnings (loss) per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share for the 2008 periods is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested for the period adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles basic shares outstanding to diluted shares outstanding:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(Amounts in thousands)	2009	2008	2009	2008
Weighted average number of common shares outstanding — basic	4,892	4,866	4,903	4,863
Incremental shares for assumed conversion of restricted stock	—	16	—	5

Weighted average number of common shares outstanding — diluted	4,892	4,882	4,903	4,868

Stock options, warrants and restricted stock outstanding at March 31, 2009 to purchase 264,868 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive. Stock options outstanding at March 31, 2008 to purchase 56,375 shares of common stock were not included in the computation of diluted earnings per share as the exercise price exceeded the fair market value of the common stock.
Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative factors, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative factors, including historic and current taxable losses, as well as uncertainties and limitations related to the ability to utilize certain Federal and state net loss carry forwards and current tax losses, outweighed any objectively verifiable positive factors, and as such, continues to conclude that a full valuation allowance against the deferred tax asset is necessary. For all periods presented, the Company did not record a Federal tax provision or tax benefit. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely that not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of net operating loss carryforwards). The net carrying value of the deferred tax asset was $0 (net of a valuation allowance of approximately $11.6 million) at March 31, 2009.
At March 31, 2009 the Company had net operating losses of approximately $28.8 million for U.S. tax return purposes, and unutilized tax credits approximate $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2029.
Recently Issued Accounting Pronouncements Affecting the Company
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. TeamStaff conducts business solely in the U.S. and, as a result, files income tax returns for U.S., New Jersey and various other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. Given the Company’s substantial net operating loss carryforwards, which are subject to a full valuation allowance, as well as the historical operating losses in prior periods, the adoption of FIN 48 on October 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of the adoption date.

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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not believe that the adoption of this standard will have a material effect on our consolidated financial statements.
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
Net revenues for the Nursing Innovations per diem operations for the three and six months ended March 31, 2008 were $0.2 million and $0.7 million, respectively.
The following chart details activity in liabilities from the discontinued operation through March 31, 2009:

	September 30, 2008	Expensed	Paid	March 31, 2009
	Balance	This Period	This Period	Balance
Accrued expenses and other current liabilities	$66		$(24)	$42

Total	$66	$—	$(24)	$42

(4) COMMITMENTS AND CONTINGENCIES:
Payroll Taxes
TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, the remaining liability ($1.1 million at March 31, 2009) has been recorded in accounts payable. In the three and six months ended March 31, 2009 the Company paid $0.5 million and $1.1 million, respectively, related to this matter.

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
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million and interest of $150,000 was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable. Such agreement has been extended to June 30, 2009. As of March 31, 2009, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $5,000 and $37,000 during the three months ended March 31, 2009 and 2008, respectively, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $12,000 and $138,000 during the six months ended March 31, 2009 and 2008, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs incurred related to the investigation through March 31, 2009.
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
Potential Contractual Billing Adjustments
At March 31, 2009, TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At March 31, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. TeamStaff is currently in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of revenue and gross profit are estimated to be between $0.4 million and $0.7 million. At present, the Company expects to collect such amounts by the end of the current fiscal year. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
(5) PREPAID WORKERS’ COMPENSATION:
From November 17, 2003 through April 14, 2009, inclusive, TeamStaff’s workers’ compensation insurance program was provided by Zurich American Insurance Company (“Zurich”). This program covered TeamStaff’s temporary employees and its corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and is subject to a policy year-end audit. Effective April 15, 2009, TeamStaff entered into a partially self-funded workers’ compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010. The Company will pay a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate.
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $350,000 in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at March 31, 2009, the remaining prepaid asset of $0.4 million will be received within the next twelve to thirty-six months. A portion of this is reflected on TeamStaff’s balance sheet as of March 31, 2009 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of March 31, 2009 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.

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
The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on advances accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage points above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum. The Loan Agreement requires compliance with certain customary covenants including a debt service coverage ratio and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. As of March 31, 2009, TeamStaff was in compliance with all loan covenants. The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement. As of March 31, 2009, there was no debt outstanding under the Loan Agreement and defined unused availability totaled $1.6 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. The interest rate on the facility at March 31, 2009 was 5.5%.
Promissory Note (see Note (4) Commitments and Contingencies: “Legal Proceedings”)
In connection with the acquisition of RS Staffing Services, TeamStaff issued two promissory notes to the former owners of RS Staffing Services as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by Sovereign described above. One half of the principal ($1.5 million) and interest ($150,000) was due and paid on June 8, 2006. The remaining principal and interest was due in June 2007. As described in Note (4) above, effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date of the $1.5 million note payable and accrued interest to June 30, 2009.
Based on contractual terms of the initial agreement and the status of the parties’ discussions, this debt at March 31, 2009 and September 30, 2008 is classified as a current liability.
(7) STOCK WARRANTS:
The Company had no outstanding warrants during the three and six months ended March 31, 2009. The Company had no outstanding warrants during the three months ended March 31, 2008. During the six months ended March 31, 2008, warrants to purchase 149,500 shares of common stock expired unexercised.

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

Revenues related to retroactive billings in 2008 (see Note 4 to the Consolidated Financial Statements) from an agency of the Federal government are recognized when: (1) the Company develops and calculates an amount for such prior period services and has a contractual right to bill for such amounts under its arrangements and (2) there are no remaining unfulfilled conditions for approval of such billings. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agency; upon approval, wages are processed for payment to the employees.
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.2 million related to these non-recurring arrangements. At March 31, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. Accounts receivable includes $7.6 million that was unbilled to the DVA at March 31, 2009. At present, the Company expects to collect such amounts by the end of the current fiscal year.
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
Prepaid Workers’ Compensation
From November 17, 2003 through April 14, 2009, inclusive, TeamStaff’s workers’ compensation insurance program was provided by Zurich American Insurance Company (“Zurich”). This program covered TeamStaff’s temporary employees and its corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and is subject to a policy year-end audit. Effective April 15, 2009, TeamStaff entered into a partially self-funded workers’ compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010. The Company will pay a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate.
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November16, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $350,000 in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at March 31, 2009, the remaining prepaid asset of $0.4 million will be received within the next twelve to thirty-six months. A portion of this is reflected on TeamStaff’s balance sheet as of March 31, 2009 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of March 31, 2009 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.

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
At March 31, 2009, the Company provided a 100% deferred tax valuation allowance of approximately $11.6 million. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative factors, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that negative factors, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, continues to conclude that a valuation allowance is necessary. The Company is providing a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. The establishment of the deferred tax asset allowance does not preclude the Company from reversing any or all of the allowance in future periods if the Company believes the positive factors are sufficient enough to utilize the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry forward limitations and periods permitted by law.
Recently Issued Accounting Pronouncements Affecting the Company
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. TeamStaff conducts business solely in the U.S. and, as a result, files income tax returns for U.S., New Jersey and various other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. Given the Company’s substantial net operating loss carryforwards, which are subject to a full valuation allowance, as well as the historical operating losses in prior periods, the adoption of FIN 48 on October 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of the adoption date.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not believe that the adoption of this standard will have a material effect on our consolidated financial statements.

Overview
Business Description
TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary is a JCAHO certified staffing provider which operates throughout the United States and specializes in providing travel allied medical employees and nurses on a short term assignment basis, as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. JCAHO certification validates the Company’s hiring practices and our commitment to providing quality healthcare services. During the last six months, TeamStaff Rx placed temporary employees at approximately 110 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical and office administration/technical professionals through FSS contracts with both the GSA and DVA. During the last six months, TeamStaff GS placed temporary employees at approximately 30 client facilities.
Recent Business Trends
TeamStaff Rx
The current operating environment for TeamStaff Rx continued to decline in the second fiscal quarter of 2009. Demand for travelers has continued to be soft due to hospital budget constraints and continued low patient census. During a period of economic instability there is lower staff turnover and permanent hospital staff is willing to work more overtime. This has, in turn, reduced hospital reliance on the outsourced labor market.
As a result of these factors, TeamStaff Rx faces a very weak demand environment. For the second quarter of fiscal 2009, average hours billed were down 34% from the 2008 quarter. Correspondingly, this led to a 35% reduction in revenue as compared to the second quarter of fiscal 2008. To address the unfavorable trends in the non-government medical staffing market, the Company has taken several steps. We have offered loyalty programs to clients who renew extensions, we have trimmed headcount and modified our advertising spend. Management is reluctant to substantially reduce its advertising program since it believes that it is a prudent investment of our capital to continue to market the TeamStaff brand while competitors are reducing their advertising. Currently, we are obtaining prime advertising spots at reasonable rates. We believe this has helped contribute to an increase in traveler applicant activity of 51% over the past 3 months.
The Company is also increasing its focus on oncology, which continues to be in demand. We recently signed an agreement to provide medical healthcare professionals to one of the nation’s largest oncology networks. TeamStaff was one of three preferred vendors chosen to be given the first opportunity to fill this network’s healthcare staffing needs. This provides us with a competitive advantage and additional revenue opportunity in subsequent quarters. No assurances can be given as to the amount and timing of the revenues which may be generated from this opportunity.
Longer term, we continue to believe the demand for temporary medical personnel will rebound as a result of key drivers in our business segment such as the declining health of an aging population, advances in medical technology, hospital employee turnover and growth in hospital admissions. We believe our TeamStaff Rx subsidiary is well positioned to increase its market share once the economy improves.
TeamStaff Government Solutions
TeamStaff GS is expanding its reach within the government sector beyond DVA opportunities by bidding on Department of Defense (“DOD”) staffing contracts afforded to large businesses and GSA’s e-Buy portal, an electronic Request for Quote (RFQ) / Request for Proposal (RFP) system designed to allow Federal buyers to request information, find sources, and prepare RFQs/RFPs, online, for various services offered through GSA’s Multiple Award Schedule. Effective April 6, 2009, TeamStaff GS was awarded an Information Technology (“IT”) Schedule Contract for professional services by the GSA As an IT schedule holder, TeamStaff GS is also now eligible, along with a select number of companies, to participate in bid opportunities and requests for quotes for the Federal government’s IT staffing needs. Additionally, TeamStaff GS is evaluating opportunities to satisfy the staffing needs of other government agencies in addition to the DVA and DOD as a means of horizontal expansion of its client base.

We believe demand will be strong in the second half of our fiscal year and beyond as the government releases stimulus funds related to the American Recovery and Reinvestment Act of 2009 to the DVA to maintain or improve social services provided to our returning veterans, as well as funding to other federal agencies that TeamStaff GS provides services to. In addition, we believe the government staffing business is stable in an economic downturn due to the longer term duration of its contracts. Management believes that, under the current administration, there will not be a reduction in government spending supporting social programs that benefit military personnel and veterans.
Results of Operations
The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Condensed Consolidated Statement of Operations:
Revenues	100.0%	100.0%	100.0%	100.0%
Direct Expenses	83.9%	83.1%	82.6%	82.6%

Gross Profit	16.1%	16.9%	17.4%	17.4%
Selling, general and administrative	19.7%	15.6%	18.7%	16.0%
Depreciation and amortization expense	0.4%	0.5%	0.4%	0.5%

(Loss) income from operations	-4.0%	0.8%	-1.7%	0.9%
Other income (expense)	0.1%	-0.4%	0.1%	-0.5%

(Loss) income from continuing operations before tax	-3.9%	0.4%	-1.6%	0.4%
Income tax expense	-0.1%	0.0%	0.0%	0.0%

(Loss) income from continuing operations	-4.0%	0.4%	-1.6%	0.4%
Loss from discontinued operations	0.0%	-0.1%	0.0%	0.0%

Net (loss) income	-4.0%	0.3%	-1.6%	0.4%

TeamStaff’s total revenues for the three months ended March 31, 2009 and 2008 were $13.7 million and $17.3 million, respectively, which represents a decrease of $3.6 million, or 20.7% over the prior fiscal year period. As described in greater detail in note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, included in revenues for the three months ended March 31, 2008 is $1.25 million in non-recurring retroactive billings to the DVA. Operating revenues for the three months ended March 31, 2009 and 2008 were $13.7 million and $16.1 million, respectively, which represents a decrease of $2.3 million or 14.5%. The decrease in revenues from continuing operations is due primarily to the impact of the current economic downturn on the results of TeamStaff Rx coupled with reduced overtime and net reductions in headcount at certain Government facilities. Operating revenues for the three months ended March 31, 2009 and 2008 include $11.5 million and $12.6 million, respectively, related to TeamStaff GS.
TeamStaff’s revenues for the six months ended March 31, 2009 and 2008 were $28.4 million and $32.8 million, respectively, which represents a decrease of $4.4 million, or 13.3% over the prior fiscal year. Included in revenues for the six months ended March 31, 2008 is $1.5 million in non-recurring retroactive billings to the DVA, which were subsequently paid. Operating revenues for the six months ended March 31, 2009 and 2008 were $28.4 million and $31.3 million, respectively, which represents a decrease of $2.9 million or 9.1%. The decrease in revenues from continuing operations is due primarily to the impact of the current economic downturn on the results of TeamStaff Rx, reduced overtime and net reductions in headcount at certain Government facilities, offset by the performance of TeamStaff GS in the first quarter of fiscal 2009, which saw its continuing revenues for the quarter ended December 31, 2008 increase by approximately 10% over the same period last year.
Direct expenses for the three months ended March 31, 2009 and 2008 were $11.5 million and $14.4 million, respectively, which represents a decrease of $2.9 million, or 19.9% over the prior fiscal year period. This decrease is primarily a result of lower revenues. Included in direct expenses for the three months ended March 31, 2008 is $1.0 million related to non-recurring retroactive billings to the DVA. As a percentage of total revenue, direct expenses for the three months ended March 31, 2009 and 2008 were 83.9% and 83.1%, respectively. Direct expenses for the six months ended March 31, 2009 and 2008 were $23.5 million and $27.1 million, respectively, which represents a decrease of $3.6 million, or 13.3%. This decrease is primarily a result of lower revenues. Included in direct expenses for the six months ended March 31, 2008 is $1.5 million related to non-recurring retroactive billings to the DVA. As a percentage of total revenue, direct expenses were 82.6% for both the six months ended March 31, 2009 and 2008.

Gross profit for the three months ended March 31, 2009 and 2008 were $2.2 million and $2.9 million, respectively, which represents a decrease of $0.7 million, or 24.8%. This decrease is primarily a result of lower revenues. Gross profit, as a percentage of revenue, was 16.1% and 16.9% for the three months ended March 31, 2009 and 2008, respectively. The key driver for the period over period decrease was an unfavorable health insurance adjustment booked during the second quarter of fiscal 2009. Included in gross profit for the three months ended March 31, 2008 is $0.25 million related to non-recurring retroactive billings to the DVA. Operating gross profit for the three months ended March 31, 2009 and 2008 were $2.2 million and $2.7 million, which represents a decrease of $0.5 million, or 13.9%. Gross profit for the six months ended March 31, 2009 and 2008 were $4.9 million and $5.7 million, respectively, which represents a decrease of $0.8 million, or 13.6%. This decrease is primarily a result of lower revenues. Gross profit, as a percentage of revenue, was 17.4% for both the six months ended March 31, 2009 and 2008. Included in gross profit for the six months ended March 31, 2008 is $0.3 million related to non-recurring retroactive billings to the DVA. Operating gross profit for the six months ended March 31, 2009 and 2008 were $4.9 million and $5.4 million, which represents a decrease of $0.5 million, or 9.1%.
Selling, general and administrative (“SG&A”) expenses were $2.7 million for each of the three months ended March 31, 2009 and 2008, despite a 34.3% increase in new business expense from the second quarter of fiscal 2008 to the second quarter of fiscal 2009. The Company continues to eliminate overhead costs deemed to be non-essential to growth or infrastructure. SG&A expenses were $5.3 million for both the six months ended March 31, 2009 and 2008.
Depreciation and amortization expense was $0.1 million for each of the three months ended March 31, 2009 and 2008. Depreciation and amortization expense was $0.1 million for the six months ended March 31, 2009 and $0.2 million for the six months ended March 31, 2008.
Other income for the three months ended March 31, 2009 and 2008, which is normally comprised primarily of late fee income in the TeamStaff Rx subsidiary and interest income, was $48,000 and $31,000, respectively. Other income for the six months ended March 31, 2009 and 2008 was $84,000 and $75,000, respectively.
Interest expense for the three months ended March 31, 2009 and 2008 was $28,000 and $65,000, respectively, representing a decrease of $37,000 due primarily to reduced interest rates related to borrowings on the line of credit. Interest expense for the six months ended March 31, 2009 and 2008 was $55,000 and $101,000, respectively.
The Company recognized other expense of $5,000 and $37,000 for the three months ended March 31, 2009, and 2008, respectively, related to legal representation and investigation costs incurred in connection with the Federal Grand Jury subpoena issued to our subsidiary formerly known as RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing in June 2005. These expenses are classified as non-operating expense because the subpoena relates to activity prior to the acquisition. Other expense for the six months ended March 31, 2009 and 2008 were $12,000 and $138,000, respectively, related to these legal expenses.
For the three and six months ended March 31, 2009, the Company recorded a tax provision of $7,000 and $11,000, respectively, as a result of TeamStaff GS state tax provisions. For the three and six months ended March 31, 2008, the Company did not record a tax provision or tax benefit.
Loss from continuing operations for the three months ended March 31, 2009 was $0.6 million, or ($0.11) per basic and diluted share, compared to income from operations for the three months ended March 31, 2008 of $0.1 million, or $0.01 per basic and diluted share. Loss from continuing operations for the six months ended March 31, 2009 was $0.5 million, or ($0.10) per basic and diluted share, compared to income from continuing operations for the six months ended March 31, 2008 of $0.1 million, or $0.02 per basic and diluted share.
There was no activity in discontinued operations for the three or six months ended March 31, 2009. Loss from operations of the discontinued business unit for the three and six months ended March 31, 2008 was minimal, with no impact on basic and diluted earnings (loss) per share.

Net loss for the three months ended March 31, 2009 was $0.6 million, or ($0.11) per basic and diluted share, compared to net income of $0.1 million, or $0.01 per basic and diluted share. This represents a decrease of $0.7 million in net income from the second fiscal quarter of 2008 to the second fiscal quarter of 2009. Adjusted to eliminate profit from the non-recurring retroactive billings, the results for the three months ended March 31, 2008 would have been a net loss of $0.2 million, or ($0.04) per basic and diluted share. Net loss for the six months ended March 31, 2009 was $0.5 million, or ($0.10) per basic and diluted share, compared to net income of $0.1 million, or $0.02 per basic and diluted share, for the six months ended March 31, 2008. This represents a decline of $0.6 million in net income. Adjusted to eliminate profit from the non-recurring retroactive billings, the results for the six months ended March 31, 2008 would have been a net loss of $0.2 million, or ($0.04) per basic and diluted share.
The above information contains certain non-GAAP financial measures. The following table reconciles GAAP to these non-GAAP financial measures:
RECONCILIATION OF NON-GAAP ITEMS:

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
NET (LOSS) INCOME	$(559)	$64	$(511)	$99
Gross profit from non-recurring retroactive billings	—	(249)	—	(280)

ADJUSTED NET LOSS (1)	$(559)	$(185)	$(511)	$(181)

GAAP based diluted net (loss) earnings per share	$(0.11)	$0.01	$(0.10)	$0.02
Adjustments:
Gross profit from non-recurring retroactive billings	$—	$(0.05)	$—	$(0.06)

Adjusted diluted net (loss) earnings per share (2)	$(0.11)	$(0.04)	$(0.10)	$(0.04)

(1)	Adjusted net loss represents GAAP net (loss) income minus gross profit from non-recurring retroactive billings. Management presents adjusted net loss because it believes that adjusted net loss is a useful supplement to net (loss) income as an indicator of operating performance. Management believes such a measure provides a picture of the company’s results that is more comparable among periods since it excludes the impact of items that are non-recurring, which could cause distorted comparisons between periods. As defined, adjusted net loss is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. While management believes that the non-recurring items are not indicative of the company’s operating performance, these items do impact the income statement, and management therefore utilizes adjusted net loss as an operating performance measure in conjunction with GAAP measures such as GAAP net (loss) income.

(2)	Adjusted diluted net (loss) earnings per share represents GAAP net (loss) earnings per share minus gross profit from non-recurring retroactive billings. Management presents adjusted diluted net (loss) earnings per share because it believes that adjusted diluted net (loss) earnings per share is a useful supplement to GAAP net (loss) earnings per share as an indicator of operating performance. Management believes such a measure provides a picture of the company’s results that is more comparable among periods since it excludes the impact of items that are non-recurring, which could cause distorted comparisons between periods. As defined, adjusted diluted net (loss) earnings per share is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. While management believes that the non-recurring items are not indicative of the company’s operating performance, these items do impact the income statement, and management therefore utilizes adjusted diluted net (loss) earnings per share as an operating performance measure in conjunction with GAAP measures such as GAAP net (loss) earnings per share.
Potential Contractual Billing Adjustments
As described in greater detail in note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, TeamStaff GS is seeking approval from the Federal government for additional gross profit on retroactive billing rate increases associated with certain of its government contracts. These adjustments are due to changes in the contracted wage determination rates for covered contract employees. At March 31, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. TeamStaff is currently negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods if the approval for the additional amounts is obtained. The ranges of revenue and gross profit are estimated to be between $0.4 million and $0.7 million. At present, the Company expects to collect such amounts by the end of the current fiscal year. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from these contracts or that if additional amounts are received, that the amount will be within the range specified above.
Liquidity and Capital Resources; Commitments
Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.
Cash from operating activities
Net cash used in operating activities for the six months ended March 31, 2009 was $2.1 million as compared to $0.2 million for the six months ended March 31, 2008. This decrease in cash was primarily driven by a net loss of $0.5 million and a decrease in accounts payable of $1.7 million, of which $1.1 million was for payments made to the IRS for previously recorded prior period tax liabilities. Net cash used in activities for the six months ended March 31, 2008 was $0.2 million primarily as a result of an increase in accounts receivable, offset by the timing of accounts receivable collections and $0.35 million in cash received from Zurich related to the reduction in collateral requirements on outstanding workers’ compensation claims.
Cash from investing activities
We continue to have relatively low capital investment requirements. The Company spent $5,000 during the six months ended March 31, 2009 for the purchase of equipment. Cash provided by investing activities for the six months ended March 31, 2008 was $0.2 million as a result of proceeds from the sale of Per Diem, offset in part by cash used for the purchases of technology equipment and software.
Cash from financing activities
Net cash used in financing activities for the six months ended March 31, 2009 was $29,000, primarily as a result of repayment of capital lease obligations. Cash provided by financing activities for the six months ended March 31, 2008 was $0.5 million primarily as a result of borrowing on the PNC Credit Facility.
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
The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on advances accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage points above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum. The Loan Agreement requires compliance with certain customary covenants including a debt service coverage ratio and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. As of March 31, 2009, TeamStaff was in compliance with all loan covenants. The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement. The interest rate on the facility at March 31, 2009 was 5.5%.
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
As of March 31, 2009, TeamStaff had cash and cash equivalents of $3.1 million and net accounts receivable of $12.8 million. At March 31, 2009, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million. This includes $7.6 million that was unbilled at March 31, 2009. As of March 31, 2009, there was no debt outstanding under the Loan Agreement and defined unused availability totaled $1.6 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. As of March 31, 2009, TeamStaff had working capital of $2.1 million. The Company believes that, along with cash on hand, the availability under the existing revolving line of credit will provide sufficient liquidity over the next twelve months.
Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Long Term Debt (1)	$1,663	$1,566	$93	$4
Operating Leases (2)	1,366	484	585	297

Total Obligations	$3,029	$2,050	$678	$301

(1)	Represents bank line of credit, the maximum amount of notes payable related to acquisition of TeamStaff GS, and capital lease obligations.

(2)	Represents lease payments net of sublease income.
Employment Agreements
As previously reported, during fiscal 2008 and the first quarter of fiscal 2009, we entered into employment agreements with each of our executive officers. The material terms and conditions of each of these employment agreements were summarized in greater detail in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 under the caption “Executive Compensation and Related Information”. The summaries of each of the foregoing agreements are incorporated herein by reference.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. If interest rates in these periods decrease, TeamStaff’s workers’ compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, as of March 28, 2008, TeamStaff has a $3.0 million revolving credit facility with Sovereign Business Capital under which revolving credit advances bear interest at the Prime Rate in effect from time to time plus 25 basis points. The Loan Agreement has a three-year life and contains term and line of credit borrowing options. The Loan Agreement is subject to certain restrictive covenants, including a debt service coverage ratio. The Loan Agreement is subject to acceleration upon non-payment or various other standard default clauses. Material increases in the Prime Rate could have a material adverse effect on our results of operations, cash flows, the status of the Loan Agreement as well as interest costs.
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
Based on their evaluation, as of March 31, 2009, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s second quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million and interest of $150,000 was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable. Such agreement has been extended to June 30, 2009. As of March 31, 2009, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $5,000 and $37,000 during the three months ended March 31, 2009 and 2008, respectively, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $12,000 and $138,000 during the six months ended March 31, 2009 and 2008, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs incurred related to the investigation through March 31, 2009.
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
ITEM 1A: RISK FACTORS
Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2008, and the “Risk Factors” section in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by TeamStaff in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31,2008.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2009, we granted an aggregate of 284,259 shares of restricted common stock to our employees, of which a total of 199,259 shares were awarded to our executive officers. These grants of restricted shares of common stock were made under our 2006 Long Term Incentive Plan pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Except for the foregoing issuances, during the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 22, 2009, TeamStaff held its Annual Meeting of Shareholders. The record date for shareholders eligible to vote was March 4, 2009. As of the record date there were 4,883,389 shares of common stock issued and outstanding. Voting of the shares of common stock was on a non-cumulative basis. A total of 3,714,246 shares were voted at the Annual Meeting.
The only matter before the shareholders was the election of two persons as Class I directors for a term of three years. The persons nominated for election were T. Stephen Johnson and Peter Black. Both nominees were elected to the Board of Directors. The results of the vote were:

		Withheld Authority
Nominees	Votes Cast For	to Vote

T. Stephen Johnson	3,574,595	139,651
Peter Black	3,616,887	97,359

ITEM 5: OTHER INFORMATION
In April 2009, the Board of Directors of TeamStaff adopted a resolution approving a change to our director compensation policy. Pursuant to this resolution, commencing October 1, 2009 and on October 1 of each year thereafter during the term of our 2006 Long Term Incentive Plan (the “2006 Plan”), each of our non-employee directors will be awarded a non-discretionary grant of options to purchase 10,000 shares of common stock with an exercise price equal to the fair market value (as determined in accordance with the 2006 Plan) of our common stock on the date of grant. In the event a non-employee director serves on our Board for less than an entire twelve month period, such individual’s option grant would be for a prorated number of shares based on the time that such director served on our Board during the prior twelve month period.
ITEM 6: EXHIBITS
The exhibits designated with an asterisk (*) are filed herewith.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.
/s/ Rick Filippelli
Rick Filippelli
Chief Executive Officer (Principal Executive Officer)

/s/ Cheryl Presuto
Cheryl Presuto
Chief Financial Officer (Principal Accounting Officer)
Dated: May 15, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*