Form 10-Q
period 2009-06-30
TEAMSTAFF INC
filed 2009-08-14
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,898,482 shares of Common Stock, par value $.001 per share, were outstanding as of August 13, 2009.

TEAMSTAFF, INC.
FORM 10-Q
For the Quarter Ended June 30, 2009

Part I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	June 30,	September 30,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,721	$5,213
Accounts receivable, net of allowance for doubtful accounts of $13 and $2 as of June 30, 2009 and September 30, 2008, respectively	12,036	12,892
Prepaid workers’ compensation	516	562
Other current assets	432	607

Total current assets	16,705	19,274

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	3,299	3,299
Computer equipment	625	619
Computer software	1,229	1,166
Leasehold improvements	20	20

	5,173	5,104

Less accumulated depreciation and amortization	(4,595)	(4,409)

Equipment and improvements, net	578	695

TRADENAME	4,569	4,569

GOODWILL	10,305	10,305

OTHER ASSETS	281	151

TOTAL ASSETS	$32,438	$34,994

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	June 30,	September 30,
	2009	2008
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$1,500	$1,500
Current portion of capital lease obligations	64	69
Accrued payroll	10,643	10,585
Accrued pension liability	—	70
Accounts payable	1,591	2,578
Accrued expenses and other current liabilities	1,404	2,008
Liabilities from discontinued operations	20	66

Total current liabilities	15,222	16,876

CAPITAL LEASE OBLIGATIONS, net of current portion	82	128

OTHER LONG TERM LIABILITY, net of current portion	64	104

Total Liabilities	15,368	17,108

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 4,900 at June 30, 2009 and 4,874 at September 30, 2008, respectively; outstanding 4,898 at June 30, 2009 and 4,843 at September 30, 2008, respectively	5	5
Additional paid-in capital	69,067	68,844
Accumulated deficit	(51,978)	(50,934)
Accumulated comprehensive loss	—	(5)
Treasury stock, 2 shares at cost at June 30, 2009 and September 30, 2008	(24)	(24)

Total shareholders’ equity	17,070	17,886

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,438	$34,994

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2009	2008
REVENUES
Operating revenues	$13,123	$15,767
Non-recurring retroactive billings	—	2,021

Total revenue	13,123	17,788

DIRECT EXPENSES
Operating direct expense	11,023	12,738
Non-recurring retroactive billings	—	1,735

Total direct expense	11,023	14,473

GROSS PROFIT
Operating gross profit	2,100	3,029
Non-recurring retroactive billings	—	286

Total gross profit	2,100	3,315

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,743	2,970

DEPRECIATION AND AMORTIZATION	62	70

(Loss) income from operations	(705)	275

OTHER INCOME (EXPENSE)
Interest income	9	6
Interest expense	(31)	(30)
Settlement of prior periods’ payroll tax contingencies	—	300
Other income, net	159	38
Legal expense related to pre-acquisition activity of acquired company	(4)	(18)

	133	296

(Loss) income from continuing operations before taxes	(572)	571

INCOME TAX BENEFIT	39	—

(Loss) income from continuing operations	(533)	571

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations, net of tax benefit of $0 for the quarter ended June 30, 2008	—	(30)

Loss from discontinued operations	—	(30)

NET (LOSS) INCOME	(533)	541

OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment, net of tax of $0	—	1

COMPREHENSIVE (LOSS) INCOME	$(533)	$542

(LOSS) EARNINGS PER SHARE — BASIC & DILUTED
(Loss) income from continuing operations	$(0.11)	$0.12
Loss from discontinued operations	—	(0.01)

Net (loss) earnings per share	$(0.11)	$0.11

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	4,897	4,868

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	4,897	4,882

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the Nine Months Ended
	June 30,	June 30,
	2009	2008
REVENUES
Operating revenues	$41,528	$47,030
Non-recurring retroactive billings	—	3,524

Total revenue	41,528	50,554

DIRECT EXPENSES
Operating direct expense	34,498	38,578
Non-recurring retroactive billings	—	2,958

Total direct expense	34,498	41,536

GROSS PROFIT
Operating gross profit	7,030	8,452
Non-recurring retroactive billings	—	566

Total gross profit	7,030	9,018

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,067	8,220

DEPRECIATION AND AMORTIZATION	185	248

(Loss) income from operations	(1,222)	550

OTHER INCOME (EXPENSE)
Interest income	41	18
Interest expense	(86)	(131)
Settlement of prior periods’ payroll tax contingencies	—	300
Other income, net	211	101
Legal expense related to pre-acquisition activity of acquired company	(16)	(156)

	150	132

(Loss) income from continuing operations before taxes	(1,072)	682

INCOME TAX BENEFIT	28	—

(Loss) income from continuing operations	(1,044)	682

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations, net of tax benefit of $0 for 2008	—	(42)

Loss from discontinued operations	—	(42)

NET (LOSS) INCOME	(1,044)	640

OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment, net of tax of $0	5	23

COMPREHENSIVE (LOSS) INCOME	$(1,039)	$663

(LOSS) EARNINGS PER SHARE — BASIC & DILUTED
(Loss) income from continuing operations	$(0.21)	$0.14
Loss from discontinued operations	—	(0.01)

Net (loss) earnings per share	$(0.21)	$0.13

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	4,901	4,851

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	4,901	4,865

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the Nine Months Ended
	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,044)	$640
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of divested businesses:
Depreciation and amortization	185	248
Settlement of prior periods’ payroll tax contingencies	—	(300)
Compensation expense related to employee restricted stock grants	164	102
Provision for (recovery of) doubtful accounts	11	(12)
Loss on retirement of property, plant and equipment	—	8
Changes in operating assets and liabilities, net of divested businesses:
Accounts receivable	845	(159)
Other current assets	221	(332)
Other assets	(130)	56
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(1,473)	858
Other long term liabilities	(40)	(20)
Pension liability	(70)	(206)
Cash flow from discontinued operations	(46)	(195)

Net cash (used in) provided by operating activities	(1,377)	688

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(69)	(213)
Cash flow from discontinued operations	—	357

Net cash (used in) provided by investing activities	(69)	144

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on capital lease obligations	(51)	(32)
Net comprehensive income on pension	5	23
Loan Fees	—	(146)

Net cash used in financing activities	(46)	(155)

Net (decrease) increase in cash and cash equivalents	(1,492)	677

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,213	592

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,721	$1,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$39	$44

Cash paid during the period for income taxes	$113	$84

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITY:
In the nine months ended June 30, 2009, an accrued liability was reduced (and additional paid-in-capital was increased) by $59,000 to reflect the issuance of stock to settle the liability.
The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (Unaudited)
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
TeamStaff provides specialized medical, nursing, logistics, information technology and administrative staffing services through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary, a Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) certified healthcare staffing firm, operates throughout the United States and specializes in providing travel allied medical employees and nurses on a short term assignment basis, as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. During the last six months, TeamStaff Rx placed temporary employees for approximately 110 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical, office administration, logistics and technical professionals through FSS contracts with both the United States General Services Administration (“GSA”) and United States Department of Veterans Affairs (“DVA”). During the last six months, TeamStaff GS placed temporary employees at approximately 30 client facilities.
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

Certain prior period amounts have been reclassified to conform to the current period presentation. Components of revenue, direct expenses and gross profit for the three and nine months ended June 30, 2008 have been retroactively reclassified to segregate recurring operating activity and non-recurring retroactive billings and costs. See Note 4.
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
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At June 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. Accounts receivable includes $7.6 million that was unbilled to the DVA at June 30, 2009. At present, the Company expects to collect such amounts by the end of the current fiscal year.
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
Stock-Based Compensation
The Company follows the guidance of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”). Compensation costs for the portion of awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under FAS 123(R). There was no share-based compensation expense for options for the three and nine months ended June 30, 2009 and 2008. As of June 30, 2009, there was no remaining unrecognized compensation expense related to non-vested stock option awards to be recognized in future periods.
During the three and nine months ended June 30, 2009, TeamStaff did not grant any options, 12,500 options expired or were cancelled unexercised and no options were exercised. There were 20,125 options outstanding as of June 30, 2009. During the three months ended June 30, 2008, TeamStaff did not grant any options, 6,250 options expired or were cancelled unexercised and no options were exercised. During the nine months ended June 30, 2008, TeamStaff did not grant any options, 9,000 options expired or were cancelled unexercised and no options were exercised. There were 50,125 options outstanding as of June 30, 2008.

During the three months ended June 30, 2009, TeamStaff did not grant any shares of restricted stock under its 2006 Long Term Incentive Plan (“2006 Plan”). During the nine months ended June 30, 2009, TeamStaff granted an aggregate of 341,612 shares of restricted stock under its 2006 Plan. Of these shares, 16,612 shares vested immediately, 50,000 shares are subject to certain performance based vesting requirements and 275,000 shares vest over two years. In accordance with FAS 123(R) the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods. Stock compensation expense associated with these grants and all other grants totaled $0.06 million and $0.2 million for the three and nine months ended June 30, 2009, respectively.
During the nine months ended June 30, 2008, TeamStaff granted 107,500 shares of restricted stock. Of these shares, 27,500 vested immediately and 80,000 shares are subject to certain performance based vesting requirements. Stock compensation expense associated with these grants and all other grants totaled $0.08 million and $0.1 million for the three and nine months ended June 30, 2008, respectively. In accordance with FAS 123(R), the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Options outstanding, September 30, 2008	32,625	$8.09	1.8	$—
Granted	—
Exercised	—
Cancelled	(12,500)	$9.20

Options outstanding and exercisable, June 30, 2009	20,125	$7.16	1.6	$—

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Restricted stock outstanding, September 30, 2008	152,916	$3.09
Granted	341,612	$1.76
Issued	(93,278)	$3.11
Cancelled	—

Restricted stock outstanding and exercisable, June 30, 2009	401,250	$1.96

As of June 30, 2009, approximately $400,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over the next 1.5 years. This amount does not include compensation costs, if any, related to conditional, performance based restricted stock awards.
At June 30, 2009, the Company had reserved 6,150,409 shares of common stock for issuance under various option, shares and warrant plans and arrangements.
Earnings (loss) Per Share
Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share for the 2008 periods are calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested for the period adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, the following table reconciles basic shares outstanding to diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(Amounts in thousands)	2009	2008	2009	2008
Weighted average number of common shares outstanding — basic	4,897	4,868	4,901	4,851
Incremental shares for assumed conversion of restricted stock	—	14	—	14

Weighted average number of common shares outstanding — diluted	4,897	4,882	4,901	4,865

Stock options, warrants and restricted stock outstanding at June 30, 2009 to purchase 188,762 shares of common stock were not included in the computation of diluted loss per share as they were antidilutive. Stock options outstanding at June 30, 2008 to purchase 56,375 shares of common stock were not included in the computation of diluted earnings per share as the exercise price exceeded the fair market value of the common stock.
Income Taxes
Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative factors, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative factors, including historic and current taxable losses, as well as uncertainties and limitations related to the ability to utilize certain Federal and state net loss carry forwards and current tax losses, outweighed any objectively verifiable positive factors, and as such, continues to conclude that a full valuation allowance against the deferred tax asset is necessary. For all periods presented, the Company did not record a Federal tax provision or tax benefit. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely that not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of net operating loss carryforwards). The net carrying value of the deferred tax asset was $0 (net of a valuation allowance of approximately $11.7 million) at June 30, 2009.
At June 30, 2009 the Company had net operating losses of approximately $29.1 million for U.S. tax return purposes, and unutilized tax credits approximate $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2029.
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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 on October 1, 2008 with no effect on its financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted SFAS 159 on October 1, 2008 with no effect on its financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It was effective for financial statements issued for interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS 161 on January 1, 2009 with no effect on its financial position, results of operations and cash flows.
In May 2009, FASB Statement 165, Subsequent Events (“SFAS 165”), was issued. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date (“subsequent events”), but before the financial statements are issued or available to be issued and requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 for the quarter ended June 30, 2009. The Company evaluated subsequent events through the time we filed our Form 10-Q with the Securities and Exchange Commission on August 14, 2009. The adoption did not have a material impact on its financial position, results of operations and cash flows.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 stipulates the FASB Accounting Standards Codification™ is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.
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
Net revenues for the Nursing Innovations per diem operations for the three and nine months ended June 30, 2008 were $0 and $0.7 million, respectively.
The following chart details activity in liabilities from the discontinued operation through June 30, 2009:

	September 30, 2008	Expensed This	Paid This	June 30, 2009
	Balance	Period	Period	Balance
Accrued expenses and other current liabilities	$66		$(46)	$20

Total	$66	$—	$(46)	$20

(4) COMMITMENTS AND CONTINGENCIES:
Payroll Taxes
TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff has retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, the remaining liability ($1.0 million at June 30, 2009) has been recorded in accounts payable. In the three and nine months ended June 30, 2009 the Company paid $0 million and $1.1 million, respectively, related to this matter.
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
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million and interest of $150,000 was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable. Such agreement has been extended to September 30, 2009. As of June 30, 2009, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $4,000 and $18,000 during the three months ended June 30, 2009 and 2008, respectively, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $16,000 and $156,000 during the nine months ended June 30, 2009 and 2008, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.

The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs incurred related to the investigation through June 30, 2009.
EEOC Investigation
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
Other Matters
On August 10, 2009, the Company entered into a settlement agreement with a former employee to resolve a 2006 wrongful termination claim alleged by such person. Pursuant to this agreement, we agreed to pay an amount of $160,000 in full settlement of any and all claims he may have against the Company arising out of the termination of his employment with TeamStaff GS.
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
Potential Contractual Billing Adjustments
At June 30, 2009, TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At June 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution by September 30, 2009. TeamStaff is currently in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.7 million. At present, the Company expects to collect such amounts by the end of the current fiscal year. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

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
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $350,000 in trust account funds back to the Company. In April 2009, Zurich released $0.1 million in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at June 30, 2009, the remaining prepaid asset of $0.3 million will be received within the next twelve to thirty-six months. A portion of this is reflected on TeamStaff’s balance sheet as of June 30, 2009 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of June 30, 2009 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.
(6) DEBT:
On March 28, 2008, TeamStaff and its wholly-owned subsidiaries, TeamStaff Rx and TeamStaff GS entered into an Amended and Restated Loan and Security Agreement dated as of March 28, 2008 (the “Loan Agreement”) with Business Alliance Capital Company (“BACC”), a division of Sovereign Bank (the “Lender”). Pursuant to the Loan Agreement, the Lender (i) acquired by assignment from the Company’s prior lender, PNC Bank, National Association (“PNC”), all right, title and interest of PNC under the $8.0 million PNC Credit Facility, the PNC note and related loan documentation, and (ii) restructured the PNC Credit Facility into a $3.0 million three (3) year revolving credit facility. Effective April 1, 2008, BACC changed its name to Sovereign Business Capital (“Sovereign”). The outstanding principal and interest balance under the PNC Credit Facility, related fees and certain expenses related to the execution and closing of the Loan Agreement were paid in full with $0.6 million in proceeds drawn from the Loan Agreement on April 2, 2008. Fees associated with this facility approximate $150,000, which are amortized over the life of the Loan Agreement.
Under the Loan Agreement, the Lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3.0 million subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets.
The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on advances accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage points above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum. The interest rate on the facility at June 30, 2009 was 5.5%. The Loan Agreement requires compliance with certain customary covenants including a debt service coverage ratio and imposes restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. The Loan Agreement also provides for customary events of default following which, Sovereign may, at its option, accelerate the amounts outstanding under the Loan Agreement. As of June 30, 2009, there was no debt outstanding under the Loan Agreement and defined unused availability totaled $1.1 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities.

On August 13, 2009, we determined that as of June 30, 2009, we were not in compliance with the debt service coverage ratio covenant of the Loan Agreement. In light of this event, Sovereign may avail itself of the remedies provided for in the Loan Agreement, including accelerating payment of amounts outstanding, taking such actions as it deems necessary to protect its security interest in the collateral, and terminating the Loan Agreement. We are in discussions with Sovereign regarding obtaining a waiver of our default under the debt service coverage ratio. However, no assurances can be given that Sovereign will grant any waiver or otherwise decline to exercise their rights under the Loan Agreement.
Promissory Note (see Note (4) Commitments and Contingencies: “Legal Proceedings”)
In connection with the acquisition of RS Staffing Services, TeamStaff issued two promissory notes to the former owners of RS Staffing Services as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by Sovereign described above. One half of the principal ($1.5 million) and interest ($150,000) was due and paid on June 8, 2006. The remaining principal and interest was due in June 2007. As described in Note (4) above, effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date of the $1.5 million note payable and accrued interest to September 30, 2009.
Based on contractual terms of the initial agreement and the status of the parties’ discussions, this debt at June 30, 2009 and September 30, 2008 is classified as a current liability.
(7) STOCK WARRANTS:
The Company had no outstanding warrants during the three and nine months ended June 30, 2009. The Company had no outstanding warrants during the three months ended June 30, 2008. During the nine months ended June 30, 2008, no warrants were issued, warrants to purchase 149,500 shares of common stock expired unexercised and no warrants were exercised.
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
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At June 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. Accounts receivable includes $7.6 million that was unbilled to the DVA at June 30, 2009. At present, the Company expects to collect such amounts by the end of the current fiscal year.
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
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $350,000 in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at June 30, 2009, the remaining prepaid asset of $0.4 million will be received within the next twelve to thirty-six months. A portion of this is reflected on TeamStaff’s balance sheet as of June 30, 2009 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of June 30, 2009 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.
Income Taxes
TeamStaff accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.
At June 30, 2009, the Company provided a 100% deferred tax valuation allowance of approximately $11.7 million. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative factors, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that negative factors, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, continues to conclude that a valuation allowance is necessary. The Company is providing a 100% valuation allowance that it is more likely than not that it will not be able to realize the full benefit of the deferred tax asset. The establishment of the deferred tax asset allowance does not preclude the Company from reversing any or all of the allowance in future periods if the Company believes the positive factors are sufficient enough to utilize the deferred tax asset, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry forward limitations and periods permitted by law.
In the three and nine months ended June 30, 2009, the Company received a notification from the State of Florida regarding a refund of $151,000 for various taxes. Such amount has been recognized in the related periods’ statement of operations as a change in estimate.

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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 on October 1, 2008 with no effect on its financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted SFAS 159 on October 1, 2008 with no effect on its financial position, results of operations and cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It was effective for financial statements issued for interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS 161 on January 1, 2009 with no effect on its financial position, results of operations and cash flows.
In May 2009, FASB Statement 165, Subsequent Events (“SFAS 165”), was issued. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date (“subsequent events”), but before the financial statements are issued or available to be issued and requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 for the quarter ended June 30, 2009. The Company evaluated subsequent events through the time we filed our Form 10-Q with the Securities and Exchange Commission on August 14, 2009. The adoption did not have a material impact on its financial position, results of operations and cash flows.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 stipulates the FASB Accounting Standards CodificationTM is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Overview
Business Description
TeamStaff provides specialized medical, nursing, logistics, information technology and administrative staffing services through two staffing subsidiaries. The Company’s TeamStaff Rx subsidiary is a JCAHO certified staffing provider which operates throughout the United States and specializes in providing travel allied medical employees and nurses on a short term assignment basis, as well as permanent placement services. Allied medical staff includes MRI technicians, mammographers, dosimetrists, ultrasound staff and physicists. JCAHO certification validates the Company’s hiring practices and our commitment to providing quality healthcare services. During the last six months, TeamStaff Rx placed temporary employees at approximately 110 client facilities. The Company’s TeamStaff GS subsidiary specializes in providing medical and office administration/technical professionals through FSS contracts with both the GSA and DVA. During the last six months, TeamStaff GS placed temporary employees at approximately 30 client facilities.
Recent Business Trends
TeamStaff Rx
The current operating environment for TeamStaff Rx continued to decline in the third fiscal quarter of 2009. The decline was driven by several factors including lower hospital admission levels, budget concerns given the economic environment, and hospitals’ increased reliance on permanent labor to meet staffing needs both generally and on an incremental basis by reducing hours, shifts and/or assignments available for temporary workers. Toward the end of 2008, and continuing into 2009, demand decreased considerably in the travel nurse and allied healthcare business, we believe due to the widespread and unprecedented economic conditions. These economic conditions may have the following specific effects on our clients, which in turn reduce client demand for our services; lower permanent staff attrition rates due to high general unemployment and related factors; reduced census levels due partially to lower volume of elective surgeries; reduced insurance and Medicare reimbursement levels and anticipated additional future reductions; severely constricted budgets for both private institutions and publicly-supported facilities; and a forbearance or reluctance to contract for future services due to uncertainty regarding future patient admission levels and general anxiety regarding receivables and available credit.
As a result of these factors, TeamStaff Rx faces a very weak demand environment. For the third quarter of fiscal 2009, average hours billed were down 40% from the 2008 quarter. Correspondingly, this led to a 44% reduction in revenue as compared to the third quarter of fiscal 2008. To address the unfavorable trends in the non-government medical staffing market, the Company has taken several steps. We continue to offer client and traveler loyalty programs, we have reduced internal headcount and modified our advertising spend. Management is reluctant to substantially reduce its advertising program since it believes that it is a prudent investment of our capital to continue to market the TeamStaff brand while competitors are reducing their advertising. Currently, we are obtaining prime advertising spots at reasonable rates.
The Company is also increasing its focus on oncology, which continues to be in demand. We recently signed an agreement to serve as a preferred provider of medical healthcare professionals to one of the nation’s largest oncology networks. TeamStaff was one of three preferred vendors chosen. TeamStaff Rx is also in the process of pursuing preferred vendor status with a second major oncology center. Such agreements are expected to provide us with a competitive advantage and additional revenue opportunities in subsequent quarters. However, no assurances can be given that we will be able to complete any additional agreements to act as a preferred vendor or whether any such opportunities will result in revenues to our Company.
Given the decline in revenue and operating performance, the Company will monitor TeamStaff Rx in relation to the healthcare staffing market, the economy and the Company’s financial resources to determine the most prudent course of action.
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

We believe demand will be strong in the fourth quarter of our current fiscal year and beyond as the government releases stimulus funds related to the American Recovery and Reinvestment Act of 2009 to the DVA to maintain or improve social services provided to our returning veterans, as well as funding to other federal agencies that TeamStaff GS provides services to. In addition, we believe the government staffing business is stable in an economic downturn due to the longer term duration of its contracts. Management believes that, under the current administration, there will not be a reduction in government spending supporting social programs that benefit military personnel and veterans.
Results of Operations
The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Condensed Consolidated Statement of Operations:	2009	2008	2009	2008

Revenues	100.0%	100.0%	100.0%	100.0%
Direct Expenses	84.0%	81.4%	83.1%	82.2%

Gross Profit	16.0%	18.6%	16.9%	17.8%
Selling, general and administrative	20.9%	16.7%	19.4%	16.3%
Depreciation and amortization expense	0.5%	0.4%	0.4%	0.5%

(Loss) income from operations	-5.4%	1.5%	-2.9%	1.0%
Other income (expense)	1.0%	1.7%	0.4%	0.3%

(Loss) income from continuing operations before tax	-4.4%	3.2%	-2.5%	1.3%
Income tax expense	0.3%	0.0%	0.1%	0.0%

(Loss) income from continuing operations	-4.1%	3.2%	-2.4%	1.3%
Loss from discontinued operations	0.0%	-0.2%	0.0%	-0.1%

Net (loss) income	-4.1%	3.0%	-2.4%	1.2%

TeamStaff’s total revenues for the three months ended June 30, 2009 and 2008 were $13.1 million and $17.8 million, respectively, which represents a decrease of $4.7 million, or 26.2% over the prior fiscal year period. As described in greater detail in note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, included in revenues for the three months ended June 30, 2008 is $2.0 million in non-recurring retroactive billings to the DVA. Operating revenues for the three months ended June 30, 2009 and 2008 were $13.1 million and $15.8 million, respectively, which represents a decrease of $2.7 million or 16.8%. The decrease in revenues from recurring operations is due primarily to the impact of the current economic downturn on the results of TeamStaff Rx coupled with reduced overtime and net reductions in headcount at certain Government facilities. Operating revenues for the three months ended June 30, 2009 and 2008 include $11.3 million and $12.6 million, respectively, related to TeamStaff GS.
TeamStaff’s total revenues for the nine months ended June 30, 2009 and 2008 were $41.5 million and $50.6 million, respectively, which represents a decrease of $9.1 million, or 17.9% over the prior fiscal year. Included in revenues for the nine months ended June 30, 2008 is $3.5 million in non-recurring retroactive billings to the DVA. Operating revenues for the nine months ended June 30, 2009 and 2008 were $41.5 million and $47.0 million, respectively, which represents a decrease of $5.5 million or 11.7%. The decrease in revenues from recurring operations is due primarily to the impact of the current economic downturn on the results of TeamStaff Rx, reduced overtime and net reductions in headcount at certain Government facilities, offset by the performance of TeamStaff GS in the first quarter of fiscal 2009, which saw its recurring revenues for the quarter ended December 31, 2008 increase by approximately 10% over the same period last year. Operating revenues for the nine months ended June 30, 2009 and 2008 include $34.8 million and $39.4 million, respectively, related to TeamStaff GS.
Direct expenses for the three months ended June 30, 2009 and 2008 were $11.0 million and $14.5 million, respectively, which represents a decrease of $3.5 million, or 23.8% over the prior fiscal year period. This decrease is primarily a result of lower revenues. Included in direct expenses for the three months ended June 30, 2008 is $1.7 million related to non-recurring retroactive billings to the DVA. As a percentage of total revenue, direct expenses for the three months ended June 30, 2009 and 2008 were 84.0% and 81.4%, respectively. Direct expenses for the nine months ended June 30, 2009 and 2008 were $34.5 million and $41.5 million, respectively, which represents a decrease of $7.0 million, or 16.9%. This decrease is primarily a result of lower revenues. Included in direct expenses for the nine months ended June 30, 2008 is $3.0 million related to non-recurring retroactive billings to the DVA. As a percentage of total revenue, direct expenses were 83.1% and 82.2%, respectively, for the nine months ended June 30, 2009 and 2008.

Gross profit for the three months ended June 30, 2009 and 2008 were $2.1 million and $3.3 million, respectively, which represents a decrease of $1.2 million, or 36.7%. This decrease is primarily a result of lower revenues. Gross profit, as a percentage of revenue, was 16.0% and 18.6% for the three months ended June 30, 2009 and 2008, respectively. Included in gross profit for the three months ended June 30, 2008 is $0.3 million related to non-recurring retroactive billings to the DVA. Operating gross profit for the three months ended June 30, 2009 and 2008 were $2.1 million and $3.0 million, which represents a decrease of $0.9 million, or 30.7%. Operating gross profit, as a percentage of revenue, was 16.0% and 19.2% for the three months ended June 30, 2009 and 2008, respectively. Operating gross profit is lower as compared to the prior year due to a higher percentage of Government revenues which carry a lower gross profit, increased health benefit expenses, lower overtime at certain government facilities and lower turnover among our government contract employees, resulting in higher vacation expense. Effective July 1, 2009, billing increases to certain government facilities were granted that are expected to help offset these additional expenses going forward. Gross profit for the nine months ended June 30, 2009 and 2008 were $7.0 million and $9.0 million, respectively, which represents a decrease of $2.0 million, or 22.0%. This decrease is primarily a result of lower revenues. Gross profit, as a percentage of revenue, was 16.9% and 17.8%, for the nine months ended June 30, 2009 and 2008, respectively. Included in gross profit for the nine months ended June 30, 2008 is $0.6 million related to non-recurring retroactive billings to the DVA. Operating gross profit for the nine months ended June 30, 2009 and 2008 were $7.0 million and $8.5 million, which represents a decrease of $1.5 million, or 16.8%.
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2009 and 2008 were $2.7 million and $3.0 million, respectively, which represents a decrease of $0.3 million or 7.6% despite $175,000 in legal settlement expense in the three months ended June 30, 2009 and a 5.7% increase in new business expense from the third quarter of fiscal 2008 to the third quarter of fiscal 2009. The Company continues to eliminate overhead costs deemed to be non-essential to growth or infrastructure. SG&A expenses for the nine months ended June 30, 2009 and 2008 were $8.1 million and $8.2 million, respectively, which represents a decrease of $0.1 million, or 1.9%.
Depreciation and amortization expense was $0.1 million for each of the three months ended June 30, 2009 and 2008. Depreciation and amortization expense was $0.2 million for each of the nine months ended June 30, 2009 and 2008.
Other income, net for the three months ended June 30, 2009 and 2008, which is normally comprised primarily of late fee income in the TeamStaff Rx subsidiary and interest income, was $0.2 million and $0.03 million, respectively. In the three and nine months ended June 30, 2009, the Company received a notification from the State of Florida regarding a refund of $151,000 for various taxes. Such amount has been recognized in the related periods’ statement of operations as a change in estimate. Based on an assessment of periods settled and the status of open periods under review by the IRS regarding notices the Company received related predominantly to its former PEO operations, the Company reduced its estimated liability by $300,000 in the three and nine months ended June 30, 2008. Such amount, accounted for as a change in estimate, is also included in other income for the nine months ended June 30, 2008. Other income for the nine months ended June 30, 2009 and 2008 was $0.3 million and $0.4 million, respectively.
Interest expense for the three months ended June 30, 2009 and 2008 was $31,000 and $30,000, respectively, representing a decrease of $1,000. Interest expense for the nine months ended June 30, 2009 and 2008 was $86,000 and $131,000, respectively. This decrease is due primarily to reduced interest rates related to borrowings on the line of credit.
The Company recognized other expense of $4,000 and $18,000 for the three months ended June 30, 2009, and 2008, respectively, related to legal representation and investigation costs incurred in connection with the Federal Grand Jury subpoena issued to our subsidiary formerly known as RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing in June 2005. These expenses are classified as non-operating expense because the subpoena relates to activity prior to the acquisition. Other expense for the nine months ended June 30, 2009 and 2008 were $16,000 and $156,000, respectively, related to these legal expenses.
For the three and nine months ended June 30, 2009, the Company recorded a tax benefit of $39,000 and $28,000, respectively. For the three and nine months ended June 30, 2008, the Company did not record a tax provision or tax benefit.
Loss from continuing operations for the three months ended June 30, 2009 was $0.5 million, or ($0.11) per basic and diluted share, compared to income from continuing operations for the three months ended June 30, 2008 of $0.6 million, or $0.12 per basic and diluted share. Loss from continuing operations for the nine months ended June 30, 2009 was $1.0 million, or ($0.21) per basic and diluted share, compared to income from continuing operations for the nine months ended June 30, 2008 of $0.7 million, or $0.14 per basic and diluted share.

There was no activity relating to discontinued operations for the three or nine months ended June 30, 2009. Loss from discontinued operations for the three months ended June 30, 2008 was $0.03 million, or $(0.01) per basic and diluted share. Loss from discontinued operations for the nine months ended June 30, 2008 was $0.04 million, or $(0.01) per basic and diluted share.
Net loss for the three months ended June 30, 2009 was $0.5 million, or ($0.11) per basic and diluted share, compared to net income of $0.5 million, or $0.11 per basic and diluted share. This represents a decrease of $1.0 million in net income from the third fiscal quarter of 2008 to the third fiscal quarter of 2009. Adjusted to eliminate profit from the non-recurring retroactive billings, the results for the three months ended June 30, 2008 would have been net income of $0.3 million, or $0.05 per basic and diluted share. Net loss for the nine months ended June 30, 2009 was $1.0 million, or ($0.21) per basic and diluted share, compared to net income of $0.6 million, or $0.13 per basic and diluted share, for the nine months ended June 30, 2008. This represents a decline of $1.6 million in net income. Adjusted to eliminate profit from the non-recurring retroactive billings, the results for the nine months ended June 30, 2008 would have been net income of $0.1 million, or $0.01 per basic and diluted share.
The above information contains certain non-GAAP financial measures. The following table reconciles GAAP to these non-GAAP financial measures:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
NET (LOSS) INCOME	$(533)	$541	$(1,044)	$640
Gross profit from non-recurring retroactive billings	—	(286)	—	(566)

ADJUSTED NET (LOSS) INCOME (1)	$(533)	$255	$(1,044)	$74

GAAP based diluted net (loss) earnings per share	$(0.11)	$0.11	$(0.21)	$0.13
Adjustments:
Gross profit from non-recurring retroactive billings	$—	$(0.06)	$—	$(0.12)

Adjusted diluted net (loss) earnings per share (2)	$(0.11)	$0.05	$(0.21)	$0.01

(1)	Adjusted net (loss) income represents GAAP net (loss) income minus gross profit from non-recurring retroactive billings. Management presents adjusted net (loss) income because it believes that adjusted net (loss) income is a useful supplement to net (loss) income as an indicator of operating performance. Management believes such a measure provides a picture of the Company’s results that is more comparable among periods since it excludes the impact of items that are non-recurring, which could cause distorted comparisons between periods. As defined, adjusted net (loss) income is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. While management believes that the non-recurring items are not indicative of the Company’s operating performance, these items do impact the statement of operations, and management therefore utilizes adjusted net (loss) income as an operating performance measure in conjunction with GAAP measures such as GAAP net (loss) income.

(2)	Adjusted diluted net (loss) earnings per share represents GAAP net (loss) earnings per share minus gross profit from non-recurring retroactive billings. Management presents adjusted diluted net (loss) earnings per share because it believes that adjusted diluted net (loss) earnings per share is a useful supplement to GAAP net (loss) earnings per share as an indicator of operating performance. Management believes such a measure provides a picture of the Company’s results that is more comparable among periods since it excludes the impact of items that are non-recurring, which could cause distorted comparisons between periods. As defined, adjusted diluted net (loss) earnings per share is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. While management believes that the non-recurring items are not indicative of the Company’s operating performance, these items do impact the statement of operations, and management therefore utilizes adjusted diluted net (loss) earnings per share as an operating performance measure in conjunction with GAAP measures such as GAAP net (loss) earnings per share.

Potential Contractual Billing Adjustments
As described in greater detail in note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, TeamStaff GS is seeking approval from the Federal government for additional gross profit on retroactive billing rate increases associated with certain of its government contracts. These adjustments are due to changes in the contracted wage determination rates for covered contract employees. At June 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. TeamStaff is currently negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods if the approval for the additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.7 million. At present, the Company expects to collect such amounts by the end of the current fiscal year. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from these contracts or that if additional amounts are received, that the amount will be within the range specified above.
Liquidity and Capital Resources; Commitments
Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.
Cash from operating activities
Net cash used in operating activities for the nine months ended June 30, 2009 was $1.4 million as compared to net cash provided by operating activities of $0.7 million for the nine months ended June 30, 2008. This decrease in cash was primarily driven by a net loss of $1.0 million and a decrease in accounts payable of $1.0 million, of which $1.1 million was for payments made to the IRS for previously recorded payroll tax liabilities. Net cash provided by operating activities for the nine months ended June 30, 2008 was $0.7 million. This increase in net cash was primarily driven by $0.35 million in cash received from Zurich related to the reduction in collateral requirements on outstanding workers’ compensation claims and an increase in accounts payable and other accrued expenses.
Cash from investing activities
We continue to have relatively low capital investment requirements. The Company spent $0.1 million during the nine months ended June 30, 2009 for the purchase of equipment. Cash provided by investing activities for the nine months ended June 30, 2008 was $0.1 million as a result of proceeds from the sale of Per Diem, offset in part by cash used for the purchases of furniture, technology equipment and software related to the relocation of TeamStaff GS administrative offices to Loganville, Georgia.
Cash from financing activities
Net cash used in financing activities for the nine months ended June 30, 2009 was $46,000, primarily as a result of repayment of capital lease obligations. Net cash used in financing activities for the nine months ended June 30, 2008 was $0.2 million, primarily as a result of repayments on capital lease obligations and fees related to the new credit facility with Sovereign Business Capital.
Loan Facility
On March 28, 2008, TeamStaff and its wholly-owned subsidiaries, TeamStaff Rx and TeamStaff GS entered into an Amended and Restated Loan and Security Agreement dated as of March 28, 2008 (the “Loan Agreement”) with Business Alliance Capital Company (“BACC”), a division of Sovereign Bank (the “Lender”). Pursuant to the Loan Agreement, the Lender (i) acquired by assignment from the Company’s prior lender, PNC Bank, National Association (“PNC”), all right, title and interest of PNC under the $8.0 million PNC Credit Facility, the PNC note and related loan documentation, and (ii) restructured the PNC Credit Facility into a $3.0 million three (3) year revolving credit facility. Effective April 1, 2008, BACC changed its name to Sovereign Business Capital (“Sovereign”). The outstanding principal and interest balance under the PNC Credit Facility, related fees and certain expenses related to the execution and closing of the Loan Agreement were paid in full with $0.6 million in proceeds drawn from the Loan Agreement on April 2, 2008. Fees associated with this facility approximate $150,000, which are amortized over the life of the Loan Agreement.
Under the Loan Agreement, the Lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3.0 million subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets. There is currently no debt outstanding under the Loan Agreement.
The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on advances accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage points above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum. The interest rate on the facility at June 30, 2009 was 5.5%.

The Loan Agreement requires compliance with certain customary covenants including a debt service coverage ratio and imposes restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. The Loan Agreement also provides for customary events of default following which, Sovereign may, at its option, accelerate the amounts outstanding under the Loan Agreement.
On August 13, 2009, we determined that as of June 30, 2009, we were not in compliance with the debt service coverage ratio covenant of the Loan Agreement. In light of this event, Sovereign may avail itself of the remedies provided for in the Loan Agreement, including accelerating payment of amounts outstanding, taking such actions as it deems necessary to protect its security interest in the collateral, and terminating the Loan Agreement. We are in discussions with Sovereign regarding obtaining a waiver of our default under the debt service coverage ratio. However, no assurances can be given that Sovereign will grant any waiver or otherwise decline to exercise their rights under the Loan Agreement.
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
As of June 30, 2009, TeamStaff had cash and cash equivalents of $3.7 million and net accounts receivable of $12.0 million. At June 30, 2009, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million. This includes $7.6 million that was unbilled at June 30, 2009. As of June 30, 2009, there was no debt outstanding under the Loan Agreement and defined unused availability totaled $1.1 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. As of June 30, 2009, TeamStaff had working capital of $1.5 million. The Company believes that it has adequate liquidity resources to fund operations over the next twelve months.
Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Long Term Debt (1)	$1,646	$1,564	$82	$—
Operating Leases (2)	1,245	479	597	169
Severence Liability (3)	37	37	—	—

Total Obligations	$2,928	$2,080	$679	$169

(1)	Represents bank line of credit, the maximum amount of notes payable related to the acquisition of TeamStaff GS, and capital lease obligations.

(2)	Represents lease payments net of sublease income.

(3)	Represents severance payments related to former employees.
In addition, on August 10, 2009, the Company entered into a settlement agreement with a former employee to resolve a 2006 wrongful termination claim alleged by such person. Pursuant to this agreement, we agreed to pay an amount of $160,000 in full settlement of any and all claims he may have against the Company arising out of the termination of his employment with TeamStaff GS.
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
Based on their evaluation, as of June 30, 2009, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s third quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million and interest of $150,000 was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable. Such agreement has been extended to September 30, 2009. As of June 30, 2009, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $4,000 and $18,000 during the three months ended June 30, 2009 and 2008, respectively, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $16,000 and $156,000 during the nine months ended June 30, 2009 and 2008, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt. Accordingly, the Company has expensed costs incurred related to the investigation through June 30, 2009.
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
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
On August 13, 2009, we determined that as of June 30, 2009, we were not in compliance with the debt service coverage ratio covenant of our Loan Agreement with Sovereign. We are in discussions with Sovereign regarding the grant of a waiver of this default. No assurances, however, can be given that Sovereign will in fact grant such a waiver or whether they will decline to exercise any of their rights under the Loan Agreement. Additional information regarding this matter is incorporated herein by reference to Item 5 of Part II of this Quarterly Report.
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

ITEM 5: OTHER INFORMATION
Under our Loan Agreement with Sovereign, our lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3.0 million subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets. There is currently no debt outstanding under the Loan Agreement and the interest rate on the facility at June 30, 2009 was 5.5%. The Loan Agreement requires us to comply with certain customary covenants including a debt service coverage ratio and imposes restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. On August 13, 2009, we determined that as of June 30, 2009, we were not in compliance with the debt service coverage ratio covenant of the Loan Agreement. The Loan Agreement provides that following an event of default, Sovereign may, among other remedies provided for in the Loan Agreement, accelerate the amounts outstanding under the Loan Agreement, take such actions as it deems necessary to protect its security interest in the collateral, and terminate the Loan Agreement. We are in discussions with Sovereign regarding obtaining a waiver of our default under the debt service coverage ratio. However no assurances can be given that Sovereign will grant any waiver or otherwise decline to exercise their rights under the Loan Agreement.
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

Dated: August 14, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*