Form 10-K
period 2009-09-30
TEAMSTAFF INC
filed 2010-01-19
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

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
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2009): $4,586,028.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: On January 5, 2010 there were 4,940,982 shares outstanding of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
None

PART I

ITEM 1.	BUSINESS
INTRODUCTION
General
TeamStaff, Inc. and its subsidiaries (“TeamStaff” or the “Company”, also referred to as “we,” “us” and “our”), provide staffing services to the United States Department of Veterans Affairs (“DVA”) and other US governmental entities. TeamStaff’s primary operations are located in Loganville, Georgia and its principal executive office is located at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873 where its telephone number is (877) 523-9897.
Company History
TeamStaff, Inc., a New Jersey corporation, was founded in 1969 as a payroll service company and evolved into a national provider of contract and permanent medical and administrative staffing services. Its principal operations are conducted through its subsidiary, TeamStaff Government Solutions, (“TeamStaff GS”), a wholly-owned subsidiary of TeamStaff, Inc. TeamStaff GS changed its name from RS Staffing Services, Inc on February 12, 2008 to reflect the subsidiary’s expanding service offerings.
As described in greater detail below, on December 28, 2009, TeamStaff and TeamStaff Rx, Inc. (“TeamStaff Rx”), our wholly-owned subsidiary, entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, an Ohio limited liability company (“Advantage RN”), providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provides that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which (i) $350,000 in cash was paid at the closing, and (ii) $75,000 is subject to an escrowed holdback as described in the Asset Purchase Agreement. Additionally, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of (i) $25,000 payable at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. Under the terms of the Asset Purchase Agreement, Advantage RN did not assume any debts, obligations or liabilities of TeamStaff Rx nor did it purchase any accounts receivable outstanding as of the closing date.
TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization business in fiscal year 2004 and other Company business changes, these “other” subsidiaries are not actively operating.
Governmental Services
Following the disposition of its TeamStaff Rx business, TeamStaff’s operations are concentrated in the governmental staffing segment. TeamStaff, through its TeamStaff GS subsidiary, is a staffing provider specializing in providing healthcare, logistical, information technology and office administration personnel to U.S. government entities. The staffing services offered by TeamStaff GS are provided through independent Federal Supply Schedule (“FSS”) contracts through the United States General Services Administration (“GSA”). The provision of logistical and administrative personnel is accomplished through the Logistics Worldwide Schedule and medical personnel are supplied through the Professional and Allied Healthcare Staffing Services Schedule. TeamStaff also provides its staffing services to federal government agencies through competitively bid contracts and has a GSA schedule contract to provide information technology professional services. TeamStaff provides these services to the DVA, the US Department of Defense and other US governmental agencies and placed contract employees at over 40 facilities during the 2009 fiscal year.

Description of Services
TeamStaff, through its TeamStaff GS subsidiary, is a staffing provider specializing in healthcare, logistical, information technology and office administration personnel that has been serving the Federal Government for over a decade. Providing quality staffing solutions and facility management services, TeamStaff GS is committed to providing on-time delivery of multi-disciplined employees who possess the necessary experience, expertise, and dedication required to meet contract specifications. TeamStaff GS’ vision is to become the preferred partner of the federal government facilities by providing reliable services and qualified personnel that deliver exceptional results. TeamStaff GS provides nationwide service and has several remote offices and branches across the continental United States.
TeamStaff GS’s primary client has been the United States Government and its various agencies. TeamStaff GS provides contract staffing solutions for government agencies in the categories of medical, professional, office administration, general services support, facility management and logistics support. Through its FSS contracts with both the GSA and the DVA, TeamStaff GS offers the ease of ordering directly through one of its multiple-award contracts and through multiple procurement vehicles and schedules. These procurement vehicles include the Logistics World schedule, the Professional and Allied Healthcare and Information Technology schedules, as well as the ability to order through the GSA’s e-Buy system. TeamStaff GS also provides technology for online timesheets, reporting, ordering and invoicing as well as a provision of qualified personnel which can be based on any term assignment or contract. During the fiscal year ended September 30, 2009, this subsidiary generated $46.0 million in revenues.
Teamstaff GS’ variety of services, nationwide presence and broad depth of experience enables the company to provide staffing services to a wide range of Federal Government agencies. Some of these clients include: United States Forestry Service, United States Fish and Wildlife Service, Army Corps of Engineers, Army Medical Centers, Veterans Affairs Medical Centers, National Naval Medical Centers, General Services Administration, United State Air Force, Bureau of Land Management, Center for Disease Control, Naval Construction Battalion, Federal Bureau of Prisons and the Equal Employment Opportunity Commission. TeamStaff GS also is seeking to develop and maintain a nationwide network of teaming partners, including small businesses, Service Disabled Veteran Owned Small Businesses and other small-businesses certified under Section 8(a) of the Small Business Administration in order to expand and diversify its service offerings.
Healthcare Staffing
For over a decade TeamStaff GS has been serving the United States Veteran’s Affairs Department and Department of Defense by providing qualified medical and non-medical professionals. TeamStaff GS healthcare professionals are highly skilled clinicians who are licensed and credentialed, experienced and knowledgeable. TeamStaff GS provides assignments ranging from short to long-term positions.
TeamStaff GS has an expansive pool of allied health and nursing professionals, which includes many carefully screened and dedicated professionals experienced in a large number of modalities. Our allied health professionals include persons trained as: MRI Technologists; CRNA; Diagnostic Sonographers; Respiratory Therapists; Phlebotomists; Radiologic Technologists; Mammographers; Administration; Physicists; Medical Laboratory Technicians; Dosimetrists; PA/Nurse Practitioners; Radiation Therapists; Speech Therapists; Pharmacists; Pharmacy Technicians; Physical Therapists and Occupational Therapists. Our nursing professionals are experienced in the following areas: ICU; Emergency Room; CAN; Critical Care; Neonatal Intensive Care Unit; Medical Assistants; Medical/Surgical; Post Partum; NP; Pediatrics; Labor and Delivery; CRNA; Dialysis; LPN Long Term Care; Telemetry; Nursery; PACU; and PICU.
Relationship with DVA
The DVA’s mission is one of service to the 27 million veterans who have served their country. To accomplish this mission, the VA provides products and services to veterans by working closely with various industry sectors. TeamStaff GS is a pre-qualified vendor under Schedule 621 I, and offers professional and medical personnel in the healthcare field, including nursing, pharmacists and pharmaceutical personnel. TeamStaff GS helps its clients bridge gaps in professional clinical staffing in a variety of locations on a short or long-term basis.
Since 1999, TeamStaff GS has provided the DVA with contract staffing services at its consolidated pharmacy distribution facilities. These services include pharmacists, pharmacy technicians and shipping packers and are performed at six of the seven DVA-operated locations. In January 2008 Teamstaff GS was issued purchase orders for all sites from the DVA’s consolidated pharmacy national contracting office, which allowed for standardization of labor categories as well as implementation of correct Department of Labor Wage Determinations. Although, the current task orders expired on December 31, 2009, a six month continuation of services extension for all six locations serviced by TeamStaff GS was awarded on December 14, 2009.

Previously, DVA had issued a new contract solicitation in June 2008 for these services, which was cancelled in October 2008. We anticipate that the DVA may release new requests for proposals related to staffing services at its pharmacy distribution facilities early in 2010. In such an event, the Company intends to submit a proposal to address any such solicitation. Although the Company believes it is well positioned to continue its relationship with the DVA, no assurances can be given that in the event the DVA issues such a solicitation, that any purchase orders would be awarded to the Company or if it is granted subsequent orders, that such orders would be of a scope comparable to the services that the Company has provided to date.
Logistics
TeamStaff GS is also a staffing provider of logistics and administrative professionals to the federal government. TeamStaff GS specializes in proving personnel for logistics, office administration, IT, and facilities/warehouse management through Federal Service Schedules. TeamStaff GS’ project managers range from career government support employees to retired military veterans with extensive experience. The experience of TeamStaff GS’ project managers is diverse from operational unit level to systems command/headquarters program office experience. More recently, TeamStaff GS has entered into several teaming agreements with Service Disabled Veteran Owned Small Businesses. These agreements allow the Company to aid these companies, which typically support Department of Defense requirements, and more specifically Defense Logistics Agency, in having the ability to draw from our human resources and account administration expertise. In particular, TeamStaff GS is experienced in providing personnel with supply chain distribution as well as inventory and warehouse management expertise. TeamStaff GS is moving forward to expand its service offering, especially within the Department of Defense.
TeamStaff GS’ full spectrum of logistics and technical expertise is available to the government and other authorized agencies through its LOGWORLD contract, which allows agencies to select service providers that meet their needs for personnel, management, supplies, services, materials, equipment, facilities and transportation. Staffing of logistics personnel includes the following: Logistics Support, Office Administration, Information Technologies and Facilities Management.
Our Strategy
TeamStaff’s entire complement of staffing services provides numerous benefits to customers in managing their workforces. TeamStaff’s contract staffing services allow a client to avoid administrative responsibility for payroll, payroll taxes, workers’ compensation, unemployment and medical benefits for interim employees.
The Company believes that its contract staffing services provide a client with an increased pool of qualified personnel. Since TeamStaff’s contract staffing employees have access to a wide array of benefits, such as paid time off, health and life insurance and Section 125 premium conversion plans, TeamStaff believes it is able to attract a sufficient pool of qualified personnel to grow this business. These benefits provide contract employees with the motivation of permanent workers without additional benefit and administrative costs to the client.
TeamStaff GS has achieved positive results in expanding its penetration of DVA facilities through vertical expansion of previously awarded contracts. The Company is also expanding its reach within the government sector beyond VA opportunities by bidding on Department of Defense (“DOD”) staffing contracts afforded to large businesses and the GSA’s e-Buy portal, an electronic Request for Quote (RFQ) / Request for Proposal (RFP) system, which is designed to allow Federal buyers to request information, find sources, and prepare RFQs/RFPs, online, for various services offered through GSA’s Multiple Award Schedule. Additionally, TeamStaff GS is evaluating opportunities to satisfy the staffing needs of other government agencies in addition to the DVA and DOD as a means of horizontal expansion of its client base.

Customers
As of September 30, 2009, TeamStaff’s combined customer base consisted of approximately 40 government clients. Substantially all of the business of our TeamStaff GS subsidiary is accomplished through contracts with various agencies of the United States Government. In fiscal 2009, through its FSS contracts primarily with the DVA, TeamStaff GS had independent task–orders with four DVA-related facilities which comprised 31%, 23%, 12% and 11%, or 77% in the aggregate, of the Company’s overall consolidated revenue. In fiscal 2009, TeamStaff GS had five task-orders that each individually comprised greater than 5% of the subsidiary’s revenue. As described in greater detail above, we are currently providing these services under extended task orders, which are scheduled to expire on or around June 30, 2010 and we anticipate that the DVA may release new requests for proposals related to staffing services at its pharmacy distribution facilities in early 2010. In such an event, the Company intends to submit a proposal to address any such solicitation.
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
Sales and Marketing
TeamStaff maintains healthcare and government staffing sales, service and marketing personnel in Tucson, Arizona; Loganville, Georgia; Hines, Illinois; Leavenworth, Kansas; Boston, Massachusetts; Biloxi, Mississippi; Murfreesboro, Tennessee; and Charleston, South Carolina.
Through our operating subsidiary, TeamStaff continues to build sales through both the GSA’s e-Buy portal, an electronic system designed to allow Federal buyers to request information, find sources, and prepare RFQs/RFPs, online and face-to-face client interactions. Efforts to build marketing presence include the launching of new TeamStaff GS and corporate websites, implementing a print advertisement campaign, and revising our strategic marketing communications plan in an effort to attract allied medical and nurse travelers. During the year, we also added several marketing events to our tradeshow calendar in order to increase our brand recognition. This added exposure is allowing us to introduce our suite of offerings to an expanded market. We continue to focus on our sales and marketing efforts in order to increase our contact with current and prospective clients. During fiscal 2008 we completed a corporate branding campaign. TeamStaff GS gives us a strong presence in the government sector and provides us with an opportunity to bid on awards for large multi-year contracts with favorable operating margins.
Competition
Our primary competitors in government staffing solutions include Top Echelon Management, Inc., Total Management, Inc., Medical Staffing Network Holdings, Inc., Kforce, Inc. and Maxim Healthcare Services, Inc. TeamStaff competes with these companies by offering customized products, personalized service, competitive prices and specialized personnel to satisfy a client’s particular requirements. Many of these companies have greater name-recognition and financial resources than we do. The Company believes that its broad scope of services and its commitment to quality service differentiate it from its competition. Further, the Company believes that TeamStaff GS’s knowledge and processes with respect to government contract bidding represents a competitive advantage. In addition, we may face additional competition from other larger staffing companies that do not focus on the government staffing sector.

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
Federal and State Employment Taxes
TeamStaff assumes the sole responsibility and liability for the payment of federal and state employment taxes with respect to wages and salaries paid to its employees, including its contract staffing employees. There are essentially three types of federal employment tax obligations: (i) withholding of income tax requirements; (ii) obligations under the Federal Insurance Contribution Act (“FICA”); and, (iii) obligations under the Federal Unemployment Tax Act. Under these statutes, employers have the obligation to withhold and remit the employer portion and, where applicable, the employee portion of these taxes.
Employee Benefit Plans
TeamStaff offers various employee benefit plans to its full-time corporate (non-worksite) employees. These plans include a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement, or “CODA”), under Internal Revenue Code (“IRC”) Section 401(k)), a Section 125 plan, group health plans, group dental insurance, vision insurance, a group life insurance plan and a group disability insurance plan. Contract staffing employees are offered various employee benefit plans that include a Section 125 plan, group health plans, group dental insurance and group life insurance. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974 (“ERISA”). TeamStaff also makes a variety of voluntary insurance products available to its employees, which its employees may purchase through payroll deductions.
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
State Regulation
As an employer, TeamStaff is subject to all federal, state and local statutes and regulations governing the employer-employee relationship. Additionally, an increasing number of states have adopted or are considering adopting licensing or registration requirements that affect TeamStaff’s contract medical staffing and permanent placement business. These license and registration requirements generally provide for an evaluation of the operator’s background and integrity and periodic or ongoing monitoring of the medical staffing firm’s policies and practices.
Information and Technology Systems
Throughout the 2009 fiscal year, the Company has made technology related strategic improvements. Previously, the infrastructure and IT support at TeamStaff GS’s Loganville, GA headquarters was outsourced. In an effort to reduce cost and increase network response time, the Company has moved all aspects of IT in house; improving overall support, while reducing the Company’s IT-related expenditures by approximately $75,000 per year.

Looking forward, the Company will continue to focus on the government division. The Company has analyzed and documented the requirements needed to replace the aged TeamStaff GS operating system, which, while functional and compliant, will not efficiently meet the growth strategy of the division. The new enterprise resource planning (“ERP”) system that will replace the current payroll system has been identified and implementation will start in the first fiscal quarter of 2010 with an expected activation with the first payroll cycle of the 2010 calendar year. This new ERP system will open the doors to much larger government contracts that are unattainable with the current solution due to the cost accounting system requirements of the Defense Contract Audit Agency. In addition to the new ERP system, the Company will implement a new staffing database module that will allow the division to more easily source open positions. Both the new ERP and staffing solutions will integrate seamlessly with each other and Microsoft Outlook, streamlining business processes and efficiency.
Disposition of Assets
On December 28, 2009, TeamStaff, Inc. and TeamStaff Rx entered into a definitive Asset Purchase Agreement, dated as of December 28, 2009 with Advantage RN that provides for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing was held on January 4, 2010. The Asset Purchase Agreement provided for the purchase of the purchased assets by Advantage RN for a purchase price of up to $425,000, of which (i) $350,000 in cash was paid at the closing, and (ii) $75,000 is subject to an escrowed holdback under certain terms and conditions as described in the Asset Purchase Agreement. The holdback consists of (i) $50,000 that will be held back subject to the number of travel nurses and allied healthcare professionals associated with and working in the business on a full-time basis for the week ending January 24, 2010, and (ii) $25,000 that will be held back until appropriate releases have been obtained from certain third parties by TeamStaff Rx and no encumbrances on the purchased assets remain outstanding. As described in greater detail in Note 4 to the Company’s consolidated financial statements, management anticipates that the Company will (i) report a net loss from discontinued operations through the effective date of the sale to Advantage RN, which will include an estimated charge of $0.2 million for severance to certain TeamStaff Rx employees and (ii) incur a loss on the disposal of TeamStaff Rx approximating $0.3 million principally from recognition of the remaining unfunded operating lease payments.
Under the terms of the Asset Purchase Agreement, Advantage RN did not assume any debts, obligations or liabilities of TeamStaff Rx nor did it purchase any accounts receivable outstanding as of the closing date. Following the closing, Advantage RN will have the right to use, through February 28, 2011, the premises located in Clearwater, Florida that is currently used by TeamStaff Rx for its principal executive offices of the Business. In connection with such use, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of (i) $25,000 payable at the closing, and (ii) an additional $100,000 payable in 10 equal monthly installments of $10,000 payable on the first day of each calendar month beginning on March 1, 2010 until December 1, 2010. Effective with the closing of this transaction, the President of our TeamStaff Rx subsidiary, Dale West, ceased her employment with TeamStaff. Ms. West will receive severance payments and benefits as provided for in the employment agreement we entered into with her in December 2008. See the discussion of these payments and benefits under the section of this annual report captioned “Employment Agreements with Named Executive Officers”.
Loan Facility
On March 28, 2008, we entered into an Amended and Restated Loan and Security Agreement dated as of March 28, 2008 (the “Loan Agreement”) with Business Alliance Capital Company (“BACC”), a division of Sovereign Bank (“Sovereign” or “Lender”). Effective April 1, 2008, BACC changed its name to Sovereign Business Capital. Under the Loan Agreement, the Lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3,000,000, subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets. Previously in 2005, the Company and PNC Bank, National Association (“PNC”) had entered into an $8,000,000 revolving credit facility (“PNC Loan Facility”). Pursuant to the Loan Agreement, the Lender (i) acquired by assignment from PNC all right, title and interest of PNC under the PNC Loan Facility, the PNC note and related loan documentation, and (ii) restructured the PNC Loan Facility into a $3,000,000 revolving credit facility with a 3 year term. The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The facility is for a term of 36 months and matures on March 31, 2011. Interest on amounts due accrues on the daily unpaid balance of the loan advances at a per annum rate of 0.25% percentage point above the Prime Rate in effect from time to time, but not less than 5.5% per annum.
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

In connection with the disposition of the assets of our TeamStaff Rx subsidiary, we were required to obtain the consent of Sovereign. On January 12, 2010 we received such consent. As a condition to such consent, however, Sovereign reduced the maximum amount available under such loan facility from $3.0 million to $2.0 million. As of September 30, 2009, there was no debt outstanding under the Loan Agreement and unused availability (as defined) totaled $1.7 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. As of September 30, 2009, TeamStaff had working capital of $0.9 million. Accordingly, management does not believe that the reduction in the availability under the Loan Agreement will have a material adverse impact on the Company’s operations and financial condition.
In addition, on January 11, 2010, we determined that as of September 30, 2009, we were not in compliance with the debt service coverage ratio covenant of the Loan Agreement. The Loan Agreement provides that following an event of default, Sovereign may, among other remedies provided for in the Loan Agreement, accelerate the amounts outstanding under the Loan Agreement, take such actions as it deems necessary to protect its security interest in the collateral, and terminate the Loan Agreement. In connection with its consent to the sale of the TeamStaff Rx assets and loan modification, Sovereign waived such non-compliance for the period ended September 30, 2009. Sovereign, however, reserved its rights under the Loan Agreement with respect to any future non-compliance with the debt service coverage ratio for any future period or any other provision of the Loan Agreement. If covenant violations were to occur in the future and the lender does not agree to modify the covenants or waive such violations, it could result in the acceleration of the maturity date of all of our debt under this loan facility. In both of these circumstances it could have a material adverse impact on our business and financial condition. See “Risk Factors – Risks Relating to our Revolving Credit Line”.
Employees
As of September 30, 2009, TeamStaff employed 45 corporate (non worksite) employees, both full-time and part-time, including executive officers, a decrease from 64 during the previous fiscal year. As of September 30, 2009, TeamStaff also employed approximately 911 contract employees on client assignments. TeamStaff believes its relationship with its current employees is satisfactory. None of TeamStaff’s employees are covered by a collective bargaining agreement.
Available Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge in the “Investor Relations” section of our website at www.teamstaff.com. Our Internet website and the information contained on that website, or accessible from our website, is not intended to be incorporated into this Annual Report on Form 10-K or any other filings we make with the SEC. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Such reports are also available, free of charge, from the SEC’s EDGAR database at www.sec.gov.

Item 1A.	Risk Factors
As provided for under the Private Securities Litigation Reform Act of 1995 (“1995 Reform Act”), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2009, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Safe Harbor Statement
Certain statements contained herein constitute “forward-looking statements” within the meaning of the 1995 Reform Act. TeamStaff desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Report on Form 10-K for fiscal year ended September 30, 2009 involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks identified below.
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
Risks Relating to Our Business and Our Industry
TeamStaff GS’s revenue are derived from U.S. Government customers.
We derive a substantial portion of our revenues in our TeamStaff GS subsidiary from the U.S. Government as a prime contractor or a subcontractor. Revenues from the U.S. Government represented approximately 98% of the total revenues of TeamStaff GS for each of the 2009 and 2008 fiscal years. Further, in fiscal 2009, through its FSS contracts primarily with the DVA, TeamStaff GS had independent task-orders with four DVA-related facilities that comprised 31%, 23%, 12% and 11% of the Company’s overall consolidated revenue, or 77% in the aggregate. Accordingly, our consolidated revenues could be materially adversely impacted by a reduction in the overall level of U.S. Government spending and by changes in its spending priorities from year to year.
We are particularly dependent on the continuation of our relationship with DVA. As discussed above, in January 2008 Teamstaff GS was issued purchase orders for the DVA’s consolidated pharmacy distribution centers from the DVA national contracting office. Although the current task orders expired on December 31, 2009, a six month continuation of services extension for all six locations serviced by TeamStaff GS was awarded on December 14, 2009. We anticipate that the DVA may release new requests for proposals related to staffing services at its pharmacy distribution facilities in early 2010. In such an event, the Company intends to submit a proposal to address any such solicitation. Although the Company believes it is well positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend our current service order or that the Company will successfully bid for new contract solicitations which may by published by DVA or that even if the Company is granted subsequent orders, that such orders would be of a scope comparable to the services that the Company has provided to date. If the DVA does not further extend the Company’s current service contract or the Company is not successful in its efforts to obtain contract awards pursuant to new solicitations, the Company’s results of operations and financial condition would be materially adversely affected.
Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. In the event the budgets of the U.S. Government entities with which we do business, particularly the DVA, are decreased or underfunded, our consolidated revenues and results of operations could be adversely affected. In addition, obtaining U.S. Government contracts remains a highly competitive process and this has led to a greater portion of our revenue base being associated with contracts providing for a lower amount of reimbursable cost than we have traditionally been able to recover. We are heavily dependent upon the U.S. Government as the primary customer to our TeamStaff GS subsidiary. In light of the recent disposition of our TeamStaff Rx business, our dependence on the results of operations of TeamStaff is significantly increased as compared to prior periods. Our future success and revenue growth will depend in part upon our ability to continue to expand our customer base.

We face risks relating to U.S. Government contracts because these contracts may be terminated at will.
Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. However, these programs are normally funded on an annual basis. The U.S. Government may modify, curtail or terminate its contracts and subcontracts at its convenience. Due to our increasing dependence on these relationships, the modification, curtailment or termination of our major programs or contracts would have a material adverse effect on our results of operations and financial condition.
Our contract costs are subject to audits and investigations by U.S. Government agencies and unfavorable government audit results could force us to refund previously recognized revenues and could subject us to a variety of penalties and sanctions.
From time to time, U.S. Government representatives may audit our performance on and costs incurred on our U.S. Government contracts, including allocated indirect costs. Further, federal agencies can also audit and review our compliance with applicable laws, regulations and standards. These audits may result in adjustments to our contract costs. In the event that it is determined that our payments from Government agencies was in excess of contractual costs, we could be assessed for these excess payments. We would expect that we would normally negotiate with U.S. Government representatives before settling on final adjustments to our contract costs. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits. Further, an audit of our work, including an audit of work performed by companies we have acquired or may acquire, or subcontractors we have hired or may hire, could force us to refund previously recognized revenues. Similarly, we are from time to time subject to inquiries and investigations of our business practices by the U.S. Government due to our participation in government contracts. We cannot assure you that any such inquiry or investigation will not have a material adverse effect on our results of operations and financial condition.
If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true. If we were suspended or debarred from contracting with the federal government generally or with any specific agency, if our reputation or relationships with government agencies were impaired, or if the government otherwise were to cease doing business with us or were to significantly decrease the amount of business it does with us, our revenue, cash flows and operating results would be materially adversely affected.
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
Our failure to comply with complex federal procurement laws and regulations could cause us to lose business, incur additional costs, and subject us to a variety of penalties.
We must comply with complex laws and regulations relating to the formation, administration, and performance of federal government contracts. These laws and regulations create compliance risk and affect how we do business with our federal agency clients, and may impose added costs on our business. If a government review or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. A failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the federal government, each of which could lead to a material reduction in our revenues, cash flows and operating results.

Our government services business is dependent upon maintaining our reputation, our relationships and our performance.
The reputation and relationships that we have established and currently maintain with government personnel and agencies are important to maintaining existing business and identifying new business. If our reputation or relationships were damaged, it could have a material adverse effect on our ability to maintain or expand our business relationship with U.S. Government entities. In addition, if our performance does not meet agency expectations, our revenue and operating results could be materially harmed.
Competition is intense in the government services business.
There is often intense competition to win federal agency contracts. If we are unable to successfully compete for new business or win competitions to maintain existing business, our revenue growth and margins may decline. Many of our competitors are larger and have greater resources than we do, larger client bases, and greater brand recognition. Our larger competitors also may be able to provide clients with different or greater capabilities or benefits than we can provide.
Loss of our General Services Administration (“GSA”) schedule contracts or other contracting vehicles could impair our ability to win new business.
GSA schedule contracts constitute a significant percentage of revenue from our federal agency clients. Due to our dependence on providing staffing services to U.S. government entities, if we were to lose one or more of these contracts or other contracting vehicles, we could lose a significant revenue source and our operating results and financial condition would be materially and adversely affected. These contracts typically have an initial term with multiple options that may be exercised by our government agency clients to extend the contract for successive periods of one or more years. We can provide no assurance that our clients will exercise these options.
Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could cause us to lose business.
Some government contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. If our employees lose or are unable to timely obtain security clearances, or we lose a facility clearance, a government agency client may terminate the contract or decide not to renew it upon its expiration.
Our employees may engage in misconduct or other improper activities, which could harm our business.
Like all government contractors, we are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by our employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses, or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and precautions to prevent and detect this activity may not be effective in controlling such risks or losses, which could adversely affect our business.
Security breaches in sensitive government information systems could result in loss of our clients and cause negative publicity.
Many of the systems we develop, install, and maintain involve managing and protecting information used in intelligence, national security, and other sensitive or classified government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for federal government clients. We could incur losses from such a security breach that could exceed the policy limits under our insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of our systems could materially reduce our revenue.

The failure by Congress to approve budgets on a timely basis for the federal agencies we support or changes in the budget priorities of such agencies could delay or reduce spending and cause us to lose revenue.
On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies we support. When Congress is unable to agree on budget priorities and is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies must operate under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in any new initiatives being delayed, and potentially cancelled. Changes in federal government fiscal or spending policies could adversely affect our government agency business. The occurrence of either scenario would adversely impact our results of operations.
We are dependent upon certain of our management personnel.
Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. The loss of our key personnel could materially affect our operations. Currently, our CEO, CFO and the President of TeamStaff GS are under employment contracts. The Company does not maintain “key person” life insurance policies on any of our key personnel.
Our current President and Chief Executive Officer intends to resign from such positions at the end of January 2010. If we do not employ a new President and Chief Executive Officer by the time of his departure, we will not have an executive officer to perform important managerial and oversight functions.
As previously disclosed, our President and Chief Executive Officer, Rick J. Filippelli, has informed the Board of his intent to resign from such positions effective at the end of January 2010. Our Board has established a search committee to identify candidates for Chief Executive Officer and has developed a short-list of candidates from which it anticipates being able to select the new President and Chief Executive Officer. However, no assurances can be given that we will be able select and employ our new President and Chief Executive Officer prior to the time that Mr. Filippelli intends to depart our company. In such an event, we would need to appoint a person to perform such responsibilities on an interim basis. If we are not able to employ a new President and Chief Executive Officer by the time of Mr. Filippelli’s departure, we will not have an executive officer to perform the important managerial and oversight functions customarily performed by a Company’s chief executive. If this condition persists for an extended period, our business, financial condition and results of operations could be materially adversely affected.
Demand for staffing services could be significantly affected by the general level of economic activity and unemployment or by factors beyond our control (i.e.; hurricanes, weather conditions, acts of war, etc.) in the United States.
Our business, financial condition and results of operations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult for us to maintain and continue our revenue growth. In an economic recession or under other adverse economic conditions, customers and vendors may be more likely to be unable to meet contractual terms or their payment obligations. When economic activity increases, contract employees are often added before full-time employees are hired. However, as economic activity slows, many companies, including our hospital and healthcare facility clients, reduce their use of contract employees before laying off full-time employees. In addition, we experience more competitive pricing pressure during periods of economic downturn. A decline in economic conditions may have a material adverse effect on our business.
The current recession and the continuation or intensification of any continued volatility in the financial markets may have an adverse impact on the availability of credit to our customers and businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that disruption in the financial markets continues and/or intensifies, it has the potential to materially affect our customers’ ability to tap into debt and/or equity markets to continue their ongoing operations, have access to cash and/or pay their debts as they come due, all of which could reasonably be expected to have an adverse impact on the number of open positions for healthcare staff they request, as well as their ability to pay for our staffing services. Continued economic weakness is likely to adversely impact our results of operations.
The disruptions that the financial markets are currently undergoing have led to unprecedented governmental intervention on an emergency basis. The results of these actions have been unclear, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on us, our customers and the operations of corporate entities generally in the United States.

There are significant expectations that there may be legislative changes in the next few years that fundamentally impact the healthcare industry. We cannot assess the impact that any such future changes may have on our customers and, as a result, on our business. We also cannot assess how, and whether, the recently enacted fiscal stimulus bill will impact our business and our industry.
Our business may be adversely affected due to economic conditions in specific geographic markets.
A significant portion of our revenues are derived from Illinois, Kansas, South Carolina and Tennessee with respect to the government staffing services provided by TeamStaff GS. While we believe that our market diversification will eventually lessen this risk in addition to generating significant revenue growth, we may not be able to duplicate in other markets the revenue growth and operating results experienced in the listed markets. Accordingly, we have a specific sensitivity to adverse economic conditions in these geographic markets.
Our financial condition may be affected by increases in health insurance premiums, unemployment taxes and workers’ compensation rates.
Health insurance premiums, state unemployment taxes and workers’ compensation rates are in part determined by our claims experience and comprise a significant portion of our direct costs. If we experience a large increase in claim activity, our health insurance premiums, unemployment taxes or workers’ compensation rates could increase. Although we employ internal and external risk management procedures in an attempt to manage our claims incidence and estimate claims expenses and structure our benefit contracts to provide as much cost stability as possible, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our clients. Since our ability to incorporate such increases into our fees to our clients is constrained by contractual arrangements with our clients, a delay could occur before such increases could be reflected in our fees, which may reduce our profit margin. As a result, such increases could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.
Our financial condition may be affected by risks associated with our health and workers’ compensation claims experience.
Although we utilize only fully insured plans of health care and incur no direct risk of loss under those plans, the premiums that we pay for health care and workers’ compensation insurance are directly affected by our claims experience, including the claims experience of our off-site contract employees. If this experience is unfavorable, the premiums that are payable by us will increase or coverage may become unavailable altogether. We may not be able to pass such increases onto our clients, which may reduce our profit margins. Increasing health care and workers’ compensation premiums could also place us at a disadvantage in competing for new clients. In addition, periodic reassessments of workers’ compensation claims of prior periods (when TeamStaff was covered under large deductible-type plans) may require an increase or decrease to our reserves, and therefore may also affect our present and future financial condition.
If unfavorable government regulations regarding contract and permanent staffing are implemented, or if current regulations are changed, our business could be harmed.
Because many of the laws related to the employment relationship were enacted prior to the development of alternative staffing businesses, many of these laws do not specifically address the obligations and responsibilities of non-traditional employers. Numerous federal, state and local laws and regulations relating to labor, tax, insurance and employment matters affect our operations. Many states require licensure or registration of entities providing contract health care or nursing services as well as those offering permanent placement services. There can be no assurance that we will be able to comply with any such regulations, which may be imposed upon us now or in the future, and our inability to comply with any such regulations could have a material adverse effect on our results of operations and financial condition. In addition, there can be no assurance that existing laws and regulations which are not currently applicable to us will not be interpreted more broadly in the future to apply to our existing activities or that new laws and regulations will not be enacted with respect to our activities. Either of these changes could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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
We may be held liable for the actions of our contract employees and therefore incur unforeseen liabilities.
A number of legal issues with respect to the employment arrangements among contract staffing firms, their clients and contract employees remain unresolved. These issues include who bears the ultimate liability for violations of employment and discrimination laws. As a result of our employer status, we may be liable for violations of these or other laws despite contractual protections. While our client service agreements generally provide that the client is to indemnify us for any liability caused by the client’s failure to comply with its contractual obligations and the requirements imposed by law, we may not be able to collect on such a contractual indemnification claim and may then be responsible for satisfying such liabilities. In addition, contract employees may be deemed to be our agents, which could make us liable for their actions.
Our staffing of healthcare professionals exposes us to potential malpractice liability.
Through our subsidiaries, we engage in the business of providing contract healthcare professionals. The placement of such employees increases our potential liability for negligence and professional malpractice of those employees. Although we are covered by professional malpractice liability insurance in the aggregate amount of $5.0 million with a $2.0 million per occurrence limit, which we deem reasonable under the circumstances, not all of the potential liability we face may be fully covered by insurance. Any significant adverse claim, which is not covered by insurance, may have a material adverse effect on us.
We may not be fully covered by the insurance we procure.
Although we carry liability insurance, the insurance we purchase may not be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. In addition, sufficient insurance may not be available to us in the future on satisfactory terms or at all. Additionally, the ever-increasing costs of insurance will impact our profitability to the extent that we cannot offset these increases into our costs of services. Our current workers’ compensation plan is a partially self-funded workers’ compensation insurance program. The Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, our business, financial condition, results of operations and liquidity could be materially adversely affected.
If we were not able to renew all of the insurance plans that cover contract healthcare employees, our business would be adversely impacted.
The maintenance of health and workers’ compensation insurance plans that cover our contract healthcare employees is a significant part of our business. If we were unable to secure renewal of contracts for such plans or the renewal of such plans with favorable rates and with competitive benefits, our business would be adversely affected. The current health and workers’ compensation contracts are provided by vendors with whom we have an established relationship and on terms that we believe to be favorable. While we believe that renewal contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.

We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining clients and demonstrating the value of our services.
We operate in a highly competitive market. Our primary competitors in government staffing solutions include Top Echelon Management, Inc., Total Management, Inc., Medical Staffing Network Holdings, Inc., Kforce, Inc. and Maxim Healthcare Services, Inc. In addition, other large staffing companies that do not currently provide government staffing solutions may seek to enter into this space. These companies may have greater name recognition and financial and marketing resources than us. Since we compete with numerous entities that have greater resources than us, our business will suffer if we are not competitive with respect to each of the services we provide. We also compete with smaller, more specialized entities which are able to concentrate their resources on particular areas.
We believe that the primary competitive factors in obtaining and retaining government healthcare facility clients are identifying qualified healthcare professionals for specific job requirements, providing qualified employees in a timely manner, pricing services competitively and effectively monitoring the job performance of our contract professionals. Competition for government healthcare facility clients and contract and permanent healthcare professionals may increase in the future related to these factors or due to a shortage of qualified healthcare professionals in the marketplace and, as a result, we may not be able to remain competitive. To the extent competitors seek to gain or retain market share by reducing prices or increasing marketing expenditures, we could lose revenue or clients and our margins could decline, which could seriously harm our operating results and cause the price of our stock to decline. With respect to staffing for Government entities, we also compete with the U.S. Government’s own in-house capabilities and ability to hire permanent staff. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers. Any failure to do so could have a material adverse effect on our business.
If we are unable to attract qualified nurses and allied health professionals for our healthcare staffing business, or other contract personnel for our staffing business, our business may be negatively affected.
We rely heavily on our ability to attract and retain nurses and allied health professionals who possess the skills, experience and licenses necessary in order to provide staffing solutions for hospital and healthcare facility assignments. We compete for healthcare professionals with other healthcare staffing companies and with hospitals and healthcare facilities. We must continually evaluate and expand our healthcare professional network to keep pace with our hospital and healthcare facility clients’ needs. Currently, there is a shortage of qualified nurses in most areas of the United States and competition for nursing personnel is increasing. We may be unable to continue to increase the number of healthcare professionals that we recruit, thereby decreasing the potential for growing our business. Our ability to attract and retain healthcare professionals depends on several factors, including our ability to provide healthcare professionals with assignments that they view as attractive and to provide them with competitive benefits and wages. The cost of attracting healthcare professionals and providing them with attractive benefits packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our hospital and healthcare facility clients, our profitability could decline. Moreover, if we are unable to attract and retain healthcare professionals, the quality of our services to our hospital and healthcare facility clients may decline and, as a result, we could lose clients.
Similarly, in order to provide contract logistic, administrative or other employees to our clients, we are dependent on securing a pool of qualified persons willing to accept assignments for our clients. Our business is materially dependent upon the continued availability of such qualified personnel. Our inability to secure qualified personnel would have a material adverse effect on our business.
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
From time to time, we have received several notices from the Internal Revenue Service regarding potential underpayment, overpayment or non-payment of payroll-related taxes. We have disputed these notices, and strongly believe that such notices were the result of errors made in reporting taxes paid and the resulting misapplication of taxes paid, in large part due to our operation of approximately seventeen different subsidiaries predominantly from our former Professional Employer Organization discontinued operations. The IRS has made claims that, if we were required to pay in full, could materially adversely affect our financial condition and cash flows. We are contesting these notices because we believe all material payroll-related taxes have been paid. We further believe that once all tax payments are applied appropriately, all material penalties and interest should be abated. We have retained the services of Ernst & Young, LLP to assist us in this regard. However, there can be no assurance that we will be successful in our efforts. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, the remaining liability ($1.1 million at September 30, 2009) has been recorded in accounts payable in the accompanying balance sheets. In fiscal 2009, the Company paid $1.1 million, related to this matter. Based on an assessment of periods settled and the status of open periods under review by the IRS, management reduced its estimated liability by $0.7 million in 2008. Such amount, accounted for as a change in estimate, is included as a component of other income (expense) in the accompanying 2008 statement of operations. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.
We have a substantial amount of goodwill on our balance sheet. Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.
We have previously obtained growth through acquisitions of other companies and businesses. Under existing accounting standards, we are required to periodically review goodwill and indefinite life intangible assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein.
As of September 30, 2009, we had $8.6 million of goodwill on our consolidated balance sheet, which represents the excess of the total purchase price of our acquisition over the fair value of the net assets acquired. At such date, goodwill represented approximately 32% of our total assets. As permitted, we do not amortize goodwill or intangible assets deemed to have an indefinite useful life. Impairment, for goodwill and intangible assets deemed to have an indefinite life, exists if the net book value of the goodwill or intangible asset equals or exceeds its fair value. As required, we performed our annual review for impairment during the fourth quarter of fiscal year 2009 by performing a fair value analysis of each reporting unit. The fair value analysis was completed with the assistance of outside valuation professionals. The carrying values of the intangibles associated with our continuing TeamStaff GS business were supported by the results of this valuation, However, as a result of the decision to divest TeamStaff Rx, the Company recognized an impairment charge of $2.3 million to reduce the carrying value of long lived assets (tradename — $0.7 million and goodwill — $1.6 million) to estimated fair value. The estimated fair value was derived from the terms of the sale of these assets to Advantage RN. The impairment charge is included in the 2009 loss from discontinued operations. Contributing to this 2009 impairment charge was the reduction in our projected growth rates (compared to prior projections), management’s current assessment of the healthcare staffing industry and the significant decrease in the enterprise value of the unit. Additional impairment analyses may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to record additional impairment charges, our stock price could also be adversely affected.

Risks Relating To Our Revolving Credit Line
Our credit facility is secured by a lien on substantially all of our assets and if we are unable to make the scheduled principal and interest payments on the facility or maintain compliance with other debt covenants, we may default on the facility.
TeamStaff completed a $3.0 million revolving credit facility by Sovereign Business Capital (formerly known as Business Alliance Capital Company), a division of Sovereign Bank, effective on March 28, 2008. Revolving credit advances bear interest at the per annum rate of Prime Rate plus 25 basis points, but not less than 5.5% per annum. The facility has a three-year life and contains term and line of credit borrowing options. In connection with the disposition of the assets of our TeamStaff Rx subsidiary, we were required to obtain the consent of the lender under our Loan Agreement, Sovereign. On January 12, 2010 we were granted such consent. As a condition to such consent, however, Sovereign reduced the maximum amount available under such loan facility from $3.0 million to $2.0 million. As of September 30, 2009, there was no debt outstanding under the Loan Agreement and unused availability (as defined) totaled $1.7 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. As of September 30, 2009, we had working capital of $0.9 million. Accordingly, management does not believe that the reduction in the availability under the Loan Agreement will have a material adverse impact on our operations and financial condition.
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
On January 11, 2010, we determined that as of September 30, 2009, we were not in compliance with the debt service coverage ratio covenant of the Loan Agreement. The Loan Agreement provides that following an event of default, Sovereign may, among other remedies provided for in the Loan Agreement, accelerate the amounts outstanding under the Loan Agreement, take such actions as it deems necessary to protect its security interest in the collateral, and terminate the Loan Agreement. In connection with its consent to the sale of the TeamStaff Rx assets and loan modification, on January 12, 2010, Sovereign waived such non-compliance for the period ending September 30, 2009. The Lender, however, reserved its rights under the Loan Agreement with respect to any future non-compliance with the debt service coverage ratio for any future period or any other provision of the Loan Agreement. If covenant violations were to occur in the future and the lender does not agree to modify the covenants or waive such violations, it could result in the acceleration of the maturity date of all of our debt under this loan facility. In both of these circumstances it could have a material adverse impact on our business and financial condition.
Risks Relating To Our Stock
There is limited trading volume in our common stock and you may find it difficult to dispose of your shares of common stock; it is possible that our stock may be delisted from The Nasdaq Global Market.
Our common stock is currently traded on The Nasdaq Capital Market under the symbol “TSTF”. On December 31, 2009, the closing bid price of our common stock was $0.80. If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock will be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price.

On December 17, 2009, we received a staff deficiency letter from The Nasdaq Stock Market notifying the Company that for the past 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(a)(2). As a result, the Company was notified by Nasdaq that it is not in compliance with the Listing Rule. Nasdaq has provided the Company with 180 calendar days, or until June 15, 2010, to regain compliance. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock must remain above $1.00 for a minimum of ten consecutive trading days during the 180-day compliance period. If this occurs, Nasdaq will provide us with written notification of compliance. However, if we do not regain compliance during this grace period, our common stock will be subject to delisting from The Nasdaq Capital Market. The 180-day compliance period relates exclusively to our bid price deficiency. We may be delisted during the 180-day period for failure to maintain compliance with any other listing requirement which occurs during this period.
If our common stock were to be delisted from The Nasdaq Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from The Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.

ITEM 2.	PROPERTIES
Operations and Facilities
Effective October 23, 2007, TeamStaff’s corporate headquarters is located in Somerset, New Jersey. Previously, the Company’s corporate headquarters was located in Atlanta, Georgia. TeamStaff leases its 2,670 square foot corporate headquarters in Somerset, New Jersey, as well as offices in Atlanta, Georgia; Clearwater, Florida; Memphis, Tennessee; and Loganville, Georgia. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2009, TeamStaff’s total lease expense for continuing operations was approximately $422,000.
The following is summary information on TeamStaff’s facilities as of September 30, 2009:

	APPROXIMATE	EXPIRATION	MONTHLY
LOCATION	SQUARE FEET	DATE	TERMS
Corporate Headquarters	2,670	8/31/2012	$4,248 10/2009 – 8/2010
1 Executive Drive			$4,376 9/2010 – 8/2011
Suite 130			$4,507 9/2011 – 8/2012
Somerset, NJ

1545 Peachtree Street, NE*	2,998	6/30/2011	$6,825 10/2009 – 1/2010
Suite 340			$7,030 2/2010 – 1/2011
Atlanta, GA			$7,241 2/2011 – 6/2011

18167 US 19 North**	15,177	2/28/2011	$25,624 10/2009 – 8/2010
Suite 400			$26,395 9/2010 – 2/2011
Clearwater, FL

6555 Quince Road***	1,894	1/31/2010	$2,956 10/2009 – 1/2010
Suite 303 Memphis, TN

3525 Highway 81 South	6,200	5/31/2015	$6.250 10/2009 – 5/2010
Loganville, GA			$6,500 6/2010 – 5/2011
			$6,750 6/2011 – 5/2012
			$7,000 6/2012 – 5/2013
			$7,250 6/2013 – 5/2014
			$7,500 6/2014 – 5/2015

*	As a result of the relocation of the Company’s corporate headquarters, the Atlanta, GA office space was vacated and has been subleased effective January 15, 2008 through the end of the lease term.

**	In connection with sale of the operating assets of TeamStaff Rx, Advantage RN will have the right to use these premises and is obligated to make rent subsidy payments to us totaling $125,000, beginning on March 1, 2010.

***	As a result of the sale of the Nursing Innovations per diem business, the Memphis, TN office space was vacated and is currently unoccupied.

ITEM 3.	LEGAL PROCEEDINGS
RS Staffing Services, Inc.
On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary, TeamStaff GS, formerly known as RS Staffing Services, requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing Services. The subpoena stated that it was issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the DVA. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division (“DOJ”), along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provides contract staffing at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services.

The government has advised TeamStaff that the DOJ has no intent to charge TeamStaff or any of its subsidiaries or employees in connection with the Federal investigation of contract practices at various government owned/contractor operated facilities. TeamStaff remains committed to cooperate with the DOJ’s continued investigation of other parties.
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million and interest of $150,000 was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable. Such agreement has been extended to February 28, 2010. As of September 30 2009, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $21,000 and $219,000 during fiscal 2009 and 2008, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any. Accordingly, the Company has expensed costs incurred related to the investigation through September 30, 2009.
Other Matters
On October 2, 2008, the United States Equal Employment Opportunity Commission (“EEOC”) issued a subpoena to TeamStaff GS regarding the alleged wrongful termination of certain employees who were employed at a federal facility staffed by TeamStaff GS contract employees. The wrongful termination is alleged to have occurred when the former employees were terminated because they could not satisfy English proficiency requirements imposed by the Federal government. TeamStaff GS has produced all documents that it believes were required by the subpoena and has submitted its position statement to the EEOC. It is unclear, at present, if or when the EEOC will respond.
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
In connection with its medical staffing business, TeamStaff is exposed to potential liability for the acts, errors or omissions of its contract medical employees. The professional liability insurance policy provides up to $5,000,000 aggregate coverage with a $2,000,000 per occurrence limit. Although TeamStaff believes the liability insurance is reasonable under the circumstances to protect it from liability for such claims, there can be no assurance that such insurance will be adequate to cover all potential claims.
TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff’s results of operations, financial position or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Principal Market
TeamStaff’s common stock is traded in the over-the-counter market and included on the Nasdaq Capital Market under the symbol “TSTF”. TeamStaff started trading on The Capital Market in November 25, 2009. Previously, TeamStaff’s common stock was listed for trading on The Nasdaq Global Market. As previously announced, on September 15, 2009, we received a letter from the Nasdaq Stock Market advising that we had not maintained a minimum market value of publicly held shares of common stock of $5,000,000, as required by the continued listing requirements of the Nasdaq Global Market set forth in Nasdaq Listing Rule 5450(b)(1)(C). Subsequently, the Company elected to apply to transfer the listing of its common stock to the Nasdaq Capital Market. On November 23, 2009, Nasdaq approved the transfer application.
On December 17, 2009, we received a staff deficiency letter from The Nasdaq Stock Market notifying the Company that for the past 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(a)(2). As a result, the Company was notified by Nasdaq that it is not in compliance with the Listing Rule. Nasdaq has provided the Company with 180 calendar days, or until June 15, 2010, to regain compliance. See Item 1A-Risk Factors-Risks Relating to Our Stock.
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
The range of high and low sales prices for TeamStaff’s common stock for the periods indicated below are:
Common Stock

FISCAL YEAR 2009	HIGH	LOW
1st Quarter	$2.57	$1.64
2nd Quarter	$2.25	$1.03
3rd Quarter	$2.65	$1.23
4th Quarter	$1.98	$1.32

FISCAL YEAR 2008	HIGH	LOW
1st Quarter	$4.16	$2.36
2nd Quarter	$3.24	$2.40
3rd Quarter	$2.80	$1.83
4th Quarter	$3.30	$1.85
The above quotations, reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On December 31, 2009, TeamStaff’s common stock had a closing price of $0.80 per share.

Dividends
TeamStaff has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.
Approximate Number of Equity Security Holders
Effective August 31, 2001, TeamStaff acquired all of the capital stock of BrightLane. As contemplated under the agreements governing the transaction, TeamStaff agreed to issue 2,054,130 shares of its common stock in exchange for all of the outstanding capital stock of BrightLane. As of December 31, 2009, not all of the BrightLane shareholders had submitted their capital stock for exchange into shares of common stock; however such shares are classified as outstanding.
As of December 31, 2009, there were 4,940,982 shares of common stock outstanding held of record by 267 persons. TeamStaff believes it has approximately 1,315 beneficial owners of its common stock.
Sales of Unregistered Securities
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth herein. Following the end our 2009 fiscal year, on October 13, 2009, we granted an aggregate of 42,500 shares of restricted stock to our non-executive directors, consistent with our compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
TeamStaff has three equity compensation plans, all of which were approved by its Board of Directors and its shareholders. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2009. The Company has no equity compensation plans that have not been approved by security holders. All option grants made to executive officers and directors, including those to the Chief Executive Officer, under employment agreements, are made under the plans referenced below. All grants of restricted stock made to executive officers are made under the plan referenced below.
The stock option plans under which options are outstanding are:
The 2000 Employee Stock Option Plan (“2000 Employee Plan”)
The 2000 Non-Executive Director Option Plan (“2000 Non-Executive Director Plan”)
The long-term incentive plan under which restricted stock grants were made is:
The 2006 Long Term Incentive Plan (“2006 Long Term Incentive Plan”)

Equity Compensation Plan Information (*)
(b)
Weighted
		Average	(c)
	(a)	exercise price of	Number of securities
	Number of Securities	outstanding	remaining available for
	to be issued upon	options, warrants	future issuances under
	exercise of	and rights (or fair	equity compensation plans
	outstanding options,	value at date of	(excluding securities reflected in
Plan Category	warrants and rights	grant)	column (a))

Equity Compensation Plans Approved by Security Holders:

2000 Employee Stock Option Plan	4,500	$7.84	1,706,187

2000 Non-Executive Director Stock Option Plan (1)	10,625	$5.35	—

2006 Long Term Incentive Plan	391,250	$1.96	4,454,222

(1)	5,000 shares per year per non-executive director are granted under the 2000 Non-Executive Director Plan for a full year’s service and prorated for less than a full year’s service. Effective January 19, 2007, this Plan was suspended due to a change in the compensation terms for non-employee Board members. For additional information regarding our director compensation policy, see below under the caption “Director Compensation” in Item 11 – Executive Compensation.

Registrant Repurchases of Securities
TeamStaff did not repurchase any of its securities during the two prior fiscal years ended September 30, 2009.

ITEM 6.	SELECTED FINANCIAL DATA
We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking and Cautionary Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the 1995 Reform Act, Section 27A of the Securities Act and Section 21E of the Exchange Act. TeamStaff desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this Annual Report on Form 10-K: our ability to continue to recruit qualified contract and permanent healthcare professionals and administrative staff at reasonable costs; our ability to retain qualified contract healthcare professionals and administrative staff for multiple assignments at reasonable costs; our ability to attract and retain sales and operational personnel; our ability to enter into contracts with United States Government facilities on terms attractive to us and to secure orders related to those contracts; changes in the timing of orders for and our placement of contract and permanent healthcare professionals and administrative staff; the overall level of demand for services offered by contract and permanent healthcare staffing providers; the variation in pricing of the healthcare facility contracts under which we place contract and permanent healthcare professionals; our ability to manage growth effectively; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; our ability to carry out our business strategy; the loss of key officers, and management personnel that could adversely affect our ability to remain competitive; the effect of recognition by us of an impairment to goodwill and intangible assets; other tax and regulatory issues and developments; and the effect of adjustments by us to accruals for self-insured retentions.

Critical Accounting Policies and Estimates
TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of TeamStaff’s 2009 Annual Report on Form 10-K as well as “Critical Accounting Policies” contained therein for a detailed discussion on the application of these and other accounting policies.
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
Revenue Recognition
TeamStaff accounts for its revenues in accordance with ACS 605-45, Reporting Revenues Gross as a Principal Versus Net as an Agent, and SAB 104, Revenue Recognition. TeamStaff recognizes all amounts billed to its contract staffing customers as gross revenue because, among other things, TeamStaff is the primary obligor in the contract staffing arrangement; TeamStaff has pricing latitude; TeamStaff selects contract employees for a given assignment from a broad pool of individuals; TeamStaff is at risk for the payment of its direct costs; and TeamStaff assumes a significant amount of other risks and liabilities as an employer of its contract employees, and therefore, is deemed to be a principal in regard to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by contract employees which have not yet been billed to the customer as of the end of the accounting period.
Revenues related to retroactive billings in 2008 (see Note 10 to the Consolidated Financial Statements) from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and has a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectability is reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At September 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2009. At present, the Company expects to collect such amounts by the end of the second quarter of fiscal 2010 based on current discussions and collection efforts.
Staffing (whether medical or administrative) revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff’s direct labor costs of the contract employees, plus an estimate for overhead expenses and a profit margin. Additionally, commissions from permanent placements are included in revenue as placements are made. Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer’s workforce as a permanent employee. The Company also reviews the status of such placements to assess the Company’s future performance obligations under such contracts.

Direct costs of services are reflected in TeamStaff’s Consolidated Statements of Operations as “direct expenses” and are reflective of the type of revenue being generated. Direct costs of the contract staffing business include wages, employment related taxes and reimbursable expenses.
Goodwill and Intangible Assets
Beginning October 1, 2001, TeamStaff no longer amortizes goodwill or indefinite life intangible assets. TeamStaff continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. If an impairment write off of all the goodwill became necessary, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the TeamStaff GS reporting unit. If an impairment write off of all the trade names became necessary, a charge of up to $3.9 million would be expensed in the Consolidated Statement of Operations. During 2009, in connection with the Company’s decision to exit the TeamStaff Rx business, an impairment loss of $1.6 million was recognized to reduce the carrying value of this business’ goodwill to net realizable value and an impairment loss of $0.7 million was recognized to reduce the carrying value of the trade name to net realizable value. TeamStaff has concluded, at present, that there is not any other required write off of goodwill or its tradename.
Prepaid Workers’ Compensation
From November 17, 2003 through April 14, 2009, inclusive, TeamStaff’s workers’ compensation insurance program was provided by Zurich American Insurance Company (“Zurich”). This program covered TeamStaff’s temporary, contract and corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and is subject to a policy year-end audit. Effective April 15, 2009, TeamStaff entered into a partially self-funded workers’ compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010. The Company will pay a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate.
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at September 30, 2009, the remaining prepaid asset of $0.3 million will be received within the next twelve to thirty-six months. A portion of this is reflected on TeamStaff’s balance sheet as of September 30, 2009 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of September 30, 2009 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.

Income Taxes
TeamStaff accounts for income taxes in accordance with the “liability” method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.
In the fiscal year ended September 30, 2006, after an assessment of all available evidence (including historical and forecasted operating results), management concluded that realization of the Company’s net operating loss carryforwards (which includes those amounts acquired in previous years’ business combinations, collectively “NOLs”), tax credits and other deferred tax assets, could not be considered more likely than not. Accordingly, for the fiscal years ended September 30, 2009, 2008 and 2007, the Company did not record a tax benefit for NOLs.
Based on an assessment performed as of September 30, 2009 and 2008, the Company has maintained a full valuation allowance against remaining NOLs and other deferred tax assets; as the realization of such amounts, at that date, could not be considered more likely than not. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely that not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of such NOLs), to offset future periods’ taxable income.
In the fiscal year ended September 30, 2009, the Company recognized a tax benefit of $28,000 related to a refund from a state. In the fiscal year ended September 30, 2008 the Company recorded tax expense of $60,000 related to certain estimated state taxes due which could not be offset by an NOL from those specific states.
At September 30, 2009 the Company had net operating losses of approximately $30.4 million, $15.1 million and $.7 million for U.S, New Jersey and other states’ tax return purposes, respectively, and unutilized tax credits approximate $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2029.
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
Overview
Business Description
TeamStaff, through its TeamStaff GS subsidiary, is a healthcare, logistical, information technology and office administration staffing provider which has been serving the Federal Government for over a decade. TeamStaff GS’s primary client has been the United States Government and its various agencies. TeamStaff GS is committed to providing on-time delivery of multi-disciplined employees who possess the necessary experience, expertise, and dedication required to meet contract specifications. The staffing services offered by TeamStaff GS are provided through independent FSS contracts through the GSA. The provision of logistical and administrative personnel is accomplished through the Logistics Worldwide Schedule and medical personnel are supplied through the Professional and Allied Healthcare Staffing Services Schedule. TeamStaff also provides its staffing services to federal government agencies through competitively bid contracts and has a GSA schedule contract to provide information technology professional services. TeamStaff provides these services to the DVA, the US Department of Defense and other US governmental agencies and placed contract employees at over 40 facilities during the 2009 fiscal year.

As described in greater detail below, on December 28, 2009, TeamStaff and TeamStaff Rx entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, an Ohio limited liability company, providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provides that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which (i) $350,000 in cash was paid at the closing, and (ii) $75,000 is subject to an escrowed holdback as described in the Asset Purchase Agreement. Additionally, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of (i) $25,000 payable at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010.
Management anticipates that the Company will report a net loss from discontinued operations through the effective date of the sale to Advantage RN, which will include an estimated charge of $0.2 million for severance to certain TeamStaff Rx employees. Although there are certain conditions on the collection of amounts that are held in escrow, the Company expects to settle such matters in the second quarter of the fiscal year ending September 30, 2010. In addition, management estimates that the Company will incur a loss on the disposal of TeamStaff Rx approximating $0.3 million principally from recognition of the remaining unfunded operating lease payments. The measurement date for recording this liability is December 31, 2009. These amounts are preliminary and subject to change based on future events; the ultimate amount could significantly differ from these current estimates.
Following the disposition of our TeamStaff Rx business, TeamStaff provides staffing services through TeamStaff GS.
As described in greater detail in Note 4 to our consolidated financial statements, the results of operations, cash flows and related assets and liabilities of our TeamStaff Rx business was reclassified in the accompanying consolidated financial statements from those of our continuing businesses to discontinued operations.
Recent Business Trends
TeamStaff GS is expanding its reach within the government sector beyond DVA opportunities by bidding on Department of Defense staffing contracts afforded to large businesses and GSA’s e-Buy portal, an electronic Request for Quote (RFQ) / Request for Proposal (RFP) system designed to allow Federal buyers to request information, find sources, and prepare RFQs/RFPs, online, for various services offered through GSA’s Multiple Award Schedule. Effective April 6, 2009, TeamStaff GS was awarded an Information Technology (“IT”) Schedule Contract for professional services by the GSA As an IT schedule holder, TeamStaff GS is also now eligible, along with a select number of companies, to participate in bid opportunities and requests for quotes for the Federal government’s IT staffing needs. Additionally, TeamStaff GS is evaluating opportunities to satisfy the staffing needs of other government agencies in addition to the DVA and DOD as a means of horizontal expansion of its client base. TeamStaff GS is also seeking to develop and maintain a nationwide network of teaming partners, including small businesses, Service Disabled Veteran Owned Small Businesses and other small-businesses certified under Section 8(a) of the Small Business Administration in order to expand and diversify its service offerings.
We believe demand will be strong in fiscal 2010 and beyond as the government maintains or improves social services provided to our returning veterans, as well as funding to other federal agencies that TeamStaff GS provides services to. In addition, we believe the government staffing business is stable in an economic downturn due to the longer term duration of its contracts. Management believes that, under the current administration, there will not be a reduction in government spending supporting social programs that benefit military personnel and veterans.

Results of Operations
Fiscal Year 2009 as Compared to Fiscal Year 2008
The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Fiscal Year	Fiscal Year
	Ended	Ended
	September 30,	September 30,
	2009	2008
Condensed Consolidated Statement of Operations:

Revenues	100.0%	100.0%
Direct Expenses	84.8%	84.7%

Gross Profit	15.2%	15.3%
Selling, general and administrative	14.1%	10.1%
Depreciation and amortization expense	0.3%	0.3%

Income from operations	0.8%	4.9%
Other income (expense)	-0.1%	0.7%

Income from continuing operations before taxes	0.7%	5.6%
Income tax (expense) benefit	0.1%	-0.1%

Income from continuing operations	0.8%	5.5%
Loss from discontinued operations	-10.3%	-3.5%

Net income	-9.5%	2.0%

Operating revenues from TeamStaff’s continuing operations for the fiscal years ended September 30, 2009 and 2008 were $46.0 million and $47.7 million, respectively, which represents a decrease of $1.7 million or 3.6% over the prior fiscal year. The decrease in operating revenues from continuing operations is due primarily to the impact of reduced overtime and net reductions in headcount at certain Government facilities. TeamStaff’s total revenues for the fiscal years ended September 30, 2009 and 2008 were $46.0 million and $58.5 million, respectively, which represents a decrease of $12.5 million or 21.4% over the prior fiscal year. Included in revenues for the fiscal year ended September 30, 2008 is $10.8 million in non-recurring retroactive billings to the DVA.
TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At September 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2010. In addition, TeamStaff is in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2010 based on current discussions and collection efforts. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
Operating direct expenses from continuing operations for the fiscal years ended September 30, 2009 and 2008 were $39.0 million and $39.5 million, respectively which represents a decrease of $0.5 million or 1.2% over the prior fiscal year. This decrease is primarily a result of lower revenues. Total direct expenses for the fiscal years ended September 30, 2009 and 2008 were $39.0 million and $49.6 million, respectively. Included in direct expenses for the year ended September 30, 2008 is $10.1 million related to non-recurring retroactive billings to the DVA. As a percentage of operating revenue from continuing operations, operating direct expenses were 84.8% and 82.7%, respectively, for the years ended September 30, 2009 and 2008. As a percentage of total revenue, direct expenses were 84.8% and 84.7%, respectively, for the years ended September 30, 2009 and 2008.

Operating gross profit from continuing operations for the fiscal years ended September 30, 2009 and 2008 were $7.0 million and $8.3 million, respectively which represents a decrease of $1.3 million or 15.1% over the prior fiscal year. Operating gross profit from continuing operations, as a percentage of operating revenue, was 15.2% and 17.3%, for the fiscal years ended September 30, 2009 and 2008, respectively. Operating gross profit is lower as compared to the prior year due to increased health benefit expenses, lower overtime at certain government facilities and lower turnover among our government contract employees resulting in higher vacation expense. Total gross profit for the fiscal years ended September 30, 2009 and 2008 were $7.0 million and $8.9 million, respectively, which represents a decrease of $1.9 million, or 21.7%. Gross profit, as a percentage of total revenue, was 15.2% and 15.3%, for the fiscal years ended September 30, 2009 and 2008, respectively. Included in gross profit for the fiscal year ended September 30, 2008 is $0.7 million related to non-recurring retroactive billings to the DVA.
Selling, general and administrative (“SG&A”) expenses for the fiscal years ended September 30, 2009 and 2008 were $6.5 million and $5.9 million, respectively, which represents an increase of $0.6 million, or 9.7%. Included in this increase is $0.1 million in management consulting fees related to the strategic business review of our government business, $0.5 million in increased new business expense for additional sales related headcount and marketing expense at TeamStaff GS and $0.2 million in legal settlement expense. The Company continues with its cost saving initiatives, which have resulted in reduced headcount in non-revenue generating departments and G&A costs. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure.
Depreciation and amortization expense was approximately $111,000 and $150,000 for the fiscal years ended September 30, 2009 and 2008, respectively.
Income from operations for the fiscal year ended September 30, 2009 was $0.4 million as compared to income from operations for the fiscal year ended September 30, 2008 of $2.9 million. This represents a decline of $2.5 million in results from operations from fiscal 2008 to 2009. The decrease is primarily due to lower operating gross profit earned in fiscal 2009 as a result of increased health benefit expenses, lower overtime at certain government facilities and lower turnover among our government contract employees resulting in higher vacation expense, higher SG&A expenses, as well as $0.7 million profit reported in fiscal 2008 related to the non-recurring retroactive billings to the DVA.
Other income was $0.2 million and $0.8 million, for the fiscal years ended September 30, 2009 and 2008, respectively. In fiscal 2009, the Company received a notification from the state of Florida regarding a refund of $151,000 for various taxes. Such amount has been recognized in the related periods’ statement of operations as a change in estimate. In fiscal 2008, based on an assessment of periods settled and the status of open periods under review by the IRS regarding notices the Company received related predominantly to its former PEO operations, the Company reduced its estimated liability for payroll tax contingencies by $0.7 million and recorded such adjustment as a component of other income.
Interest expense for the fiscal years ended September 30, 2009 and 2008 was approximately $0.2 million and $0.1 million, respectively. The increase is primarily due to additional interest accruals related to the estimated liability for payroll tax contingencies.
The Company recorded other expense of $21,000 and $218,000, for the fiscal years ended September 30, 2009 and 2008, respectively representing a decrease of $197,000. This expense is related to legal representation and investigation costs incurred in connection with the Federal Grand Jury subpoena issued to our subsidiary formerly known as RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing effective as of June 2005. These expenses are classified as non-operating expenses because the subpoena relates to activity prior to the acquisition.

Beginning in fiscal 2006, the Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the fiscal year ended September 30, 2009, the Company recognized a tax benefit of $28,000 related to a refund from a state. For fiscal 2008, the Company did not record a Federal tax provision or benefit but recorded tax expense of $60,000 related to certain estimated states’ taxes due.
Income from continuing operations for the fiscal year ended September 30, 2009 was $0.4 million, or $0.08 per basic share and $0.07 per diluted share, as compared to income from continuing operations of $3.2 million, or $0.66 per basic and diluted share, for the fiscal year ended September 30, 2008.
Loss from discontinued operations, net of tax, for the fiscal years ended September 30, 2009 was $4.7 million, or ($0.97) per basic share and ($0.93) per diluted share. This includes a loss of $2.4 million from the operating results of the discontinued TeamStaff Rx business and the write-down to fair value of TeamStaff Rx intangible assets of $2.3 million. Loss from discontinued operations for the fiscal year ended September 30, 2008 was $2.0 million, or ($0.42) per basic and diluted share.
Net loss for the fiscal year ended September 30, 2009 was $4.4 million, or ($0.89) per basic share and ($0.86) per diluted share, as compared to net income of $1.1 million, or $0.24 per basic and diluted share, for the fiscal year ended September 30, 2008. This represents a decline of $5.5 million in net income from fiscal 2008 to fiscal 2009.
Liquidity and Capital Resources; Commitments
Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.
Cash from operating activities
Net cash used in operating activities for the fiscal year ended September 30, 2009 was $2.1 million as compared to net cash provided by operating activities of $4.6 million for the fiscal year ended September 30, 2008. This decrease in net cash was primarily driven by the loss from operations of the discontinued TeamStaff Rx business of $2.3 million, a net decrease in accounts payable of $1.0 million, of which $1.1 million was for payments made to the IRS for previously recorded payroll tax liabilities, offset by a decrease in days sales outstanding (“DSO”) from approximately 17 days to 13 days during fiscal 2009 as a result of improved payment processing by the government. Net cash provided by operating activities for the fiscal year ended September 30, 2008 was primarily driven by a decrease in DSO from approximately 40 days to 17 days during fiscal 2008 due to an enhanced and more efficient payment processing system implemented by the government. This decrease in DSOs increased our cash position by approximately $3 million. Also contributing to net cash provided by operating activities is net income of $1.1 million and $0.35 million in cash received from Zurich related to the reduction in collateral requirements on outstanding workers’ compensation claims.
Cash from investing activities
Net cash used in investing activities for the fiscal year ended September 30, 2009 was $0.1 million. We continue to have relatively low capital investment requirements. The Company spent $0.1 million during fiscal 2009 for the purchase of equipment. Net cash provided by investing activities for the fiscal year ended September 30, 2008 was $0.2 million as a result of proceeds from the sale of our Per Diem division, offset in part by cash used for the purchases of furniture, technology equipment and software related to the relocation of TeamStaff GS administrative offices to Loganville, Georgia.
Cash from financing activities
Net cash used in financing activities for the fiscal year ended September 30, 2009 was $0.1 million primarily as a result of repayment of capital lease obligations for continuing and discontinued operations. Net cash used in financing activities for the fiscal year ended September 30, 2008 was $0.2 million, primarily as a result of repayments on capital lease obligations and fees related to the new credit facility with Sovereign Business Capital and capital lease obligations.

Loan Facility
On March 28, 2008, TeamStaff and its wholly-owned subsidiaries, TeamStaff Rx and TeamStaff GS entered into an Amended and Restated Loan and Security Agreement dated as of March 28, 2008 (the “Loan Agreement”) with Business Alliance Capital Company, a division of Sovereign Bank. Pursuant to the Loan Agreement, the Lender (i) acquired by assignment from the Company’s prior lender, PNC Bank, National Association, all right, title and interest of PNC under the $8.0 million PNC Credit Facility, the PNC note and related loan documentation, and (ii) restructured the PNC Credit Facility into a $3.0 million revolving credit facility with a three year term. Effective April 1, 2008, BACC changed its name to Sovereign Business Capital. The outstanding principal and interest balance under the PNC Credit Facility, related fees and certain expenses related to the execution and closing of the Loan Agreement were paid in full with $0.6 million in proceeds drawn from the Loan Agreement on April 2, 2008. Fees associated with this facility approximate $150,000, which are amortized over the life of the Loan Agreement.
Under the Loan Agreement, the Lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3.0 million subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets. There is currently no debt outstanding under the Loan Agreement. In connection with the disposition of the operating assets of our TeamStaff Rx subsidiary, we were required to obtain the consent of Sovereign. On January 12, 2010 we were granted such consent. As a condition to such consent, however, Sovereign reduced the maximum amount available under such loan facility from $3.0 million to $2.0 million. As of September 30, 2009, there was no debt outstanding under the Loan Agreement and unused availability (as defined) totaled $1.7 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. The average daily outstanding balance on the facility for fiscal 2009 was $0.3 million. As of September 30, 2009, we had working capital of $0.9 million. Accordingly, management does not believe that the reduction in the availability under the Loan Agreement will have a material adverse impact on our operations and financial condition.
The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on advances accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage points above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum. The interest rate on the facility at September 30, 2009 was 5.5%.
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
On January 11, 2010, we determined that as of September 30, 2009, we were not in compliance with the debt service coverage ratio covenant of the Loan Agreement. The Loan Agreement provides that following an event of default, Sovereign may, among other remedies provided for in the Loan Agreement, accelerate the amounts outstanding under the Loan Agreement, take such actions as it deems necessary to protect its security interest in the collateral, and terminate the Loan Agreement. In connection with its consent to the sale of the TeamStaff Rx assets and loan modification, Sovereign waived such non-compliance for the period ending September 30, 2009. The Lender, however, reserved its rights under the Loan Agreement with respect to any future non-compliance with the debt service coverage ratio for any future period or any other provision of the Loan Agreement. If covenant violations were to occur in the future and the lender does not agree to modify the covenants or waive such violations, it could result in the acceleration of the maturity date of all of our debt under this loan facility. In both of these circumstances it could have a material adverse impact on our business and financial condition. See “Risk Factors – Risks Relating to our Revolving Credit Line”.
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

As of September 30, 2009, TeamStaff had cash and cash equivalents of $3.0 million and net accounts receivable of $11.4 million. At September 30, 2009, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million and was unbilled at September 30, 2009. As of September 30, 2009, there was no debt outstanding under the Loan Agreement and defined unused availability totaled $1.7 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. As of September 30, 2009, TeamStaff had working capital of $0.9 million. The Company believes that it has adequate liquidity resources to fund operations over the next twelve months.
Payroll Taxes
As described in greater detail in the notes to the consolidated financial statements, TeamStaff had received notices from IRS claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, the remaining liability ($1.1 million at September 30, 2009) has been recorded in accounts payable. In fiscal 2009, the Company paid $1.1 million, related to this matter. Based on an assessment of periods settled and the status of open periods under review by the IRS, management reduced its estimated liability by $0.7 million in 2008. Such amount, accounted for as a change in estimate, is included as a component of other income (expense) in the accompanying 2008 statement of operations. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.
Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Long Term Debt (1)	$1,630	$1,564	$66	$—
Operating Leases (2)	1,124	474	502	148
Severence Liabilities (3)	108	108	—	—

Total Obligations	$2,862	$2,146	$568	$148

(1)	Represents bank line of credit, the maximum amount of notes payable related to the acquisition of TeamStaff GS, and capital lease obligations.

(2)	Represents lease payments net of sublease income, including those of discontinued operations.

(3)	Represents severance payments related to former President of TeamStaff Rx.
Employment Agreements
As described in greater detail under the caption “Executive Compensation and Related Information – Employment Agreements with Named Executive Officers”, during fiscal 2008, we entered into employment agreements with our Chief Executive Officer and Chief Financial Officer and during fiscal 2009, we entered into employment agreements with our President of TeamStaff GS and with our President of TeamStaff Rx. Subsequent to September 30, 2009, we have entered into new employment agreements with our Chief Executive Officer and Chief Financial Officer. The material terms and conditions of each of these employment agreements are summarized in greater detail under the caption “Executive Compensation and Related Information – Employment Agreements with Other Executive Officers”. The summaries of each of the foregoing agreements are incorporated herein by reference.

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
Recently Issued Accounting Pronouncements Affecting the Company
In June 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. TeamStaff conducts business solely in the U.S. and, as a result, files income tax returns for U.S., New Jersey and various other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. The Company’s tax returns for years subsequent to fiscal 2005 are open, by statute, for review by authorities. However, at present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. Given the Company’s substantial net operating loss carryforwards, which are subject to a full valuation allowance, as well as the historical operating losses in prior periods, the adoption of this guidance on October 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of the adoption date or for subsequent periods.
In September 2006, the FASB issued a standard which defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expanded disclosures about fair value measurements. This standard was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. In February 2008, the FASB issued supplemental guidance in the form of a staff position, which delayed the effective date of the initial standard for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted this standard on October 1, 2008 with no effect on its financial position, results of operations and cash flows.
In February 2007, the FASB issued a standard that permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. This standard was effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted this standard on October 1, 2008 with no effect on its financial position, results of operations and cash flows.

In March 2008, the FASB issued a standard which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on our consolidated financial statements.
In June 2009, the FASB issued a standard which stipulated the FASB Accounting Standards Codification™ is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ended after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. If interest rates in these periods decrease, TeamStaff’s workers’ compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, TeamStaff, Inc. has, effective in January 2010, a $2.0 million revolving credit facility by Sovereign Business Capital. Revolving credit advances bear interest at the Prime Rate plus 25 basis points. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including a fixed charge coverage ratio. The facility is subject to acceleration upon non-payment or various other standard default clauses. Material increases in the Prime rate could have a material adverse effect on our results of operations, the status of the revolving credit facility as well as interest costs.

Item 8.	Financial Statements and Supplemental Data
See attached Financial Statements beginning on page F-1 attached to this Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A(T).	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management does not view the Company’s inability to timely file its annual report on Form 10-K as evidence that the Company’s disclosure controls and procedures were not effective as the delay experienced by the Company in completing its annual report was caused by the timing of the closing of the Company’s disposition of the assets of its TeamStaff Rx business. Due to the timing of this transaction, the Company’s management was not able to complete its preparation of this annual report prior to the required filing date.

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
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2009.
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
Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of our fiscal year ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Our Board is presently comprised of seven members and is classified into three classes, which are each elected in staggered three-year terms. Class 1 consists of T. Stephen Johnson and Peter Black, and the term expires in 2012; Class 2 consists of Karl Dieckmann, Frederick G. Wasserman and William H. Alderman, and the term expires in 2010 and Class 3 consists of Martin Delaney and Rick J. Filippelli, and the term expires in 2011. In July 2009, Mr. Johnson notified us that he decided to resign as our Chairman, effective immediately. Following his resignation, Mr. Wasserman was appointed to serve as our Chairman. Mr. Johnson continues to serve as a director. No family relationship exists among any of our directors or executive officers.
The charts below list our directors and executive officers as of January 5, 2010 and are followed by biographic information about them.
Directors

Name	Age	Positions	Class

Frederick G. Wasserman	55	Chairman of the Board of Directors	2

Karl W. Dieckmann	81	Vice Chairman	2

William H. Alderman	47	Director	2

Peter Black	37	Director	1

Martin Delaney	66	Director	3

Rick J. Filippelli	53	President, Chief Executive Officer and Director	3

T. Stephen Johnson	59	Director	1
Executive Officers

Name	Age	Positions

Rick J. Filippelli	53	President, Chief Executive Officer and Director

Cheryl Presuto	45	Chief Financial Officer, Controller

Kevin Wilson	44	President, TeamStaff Government Solutions, Inc.
We reported on November 3, 2009, that Mr. Rick J. Filippelli, who has served as our President and Chief Executive Officer since January 2007, has informed the Board of his intent to resign from such positions in connection with the our strategic shift in our current business plan. Mr. Filippelli’s resignation as President and Chief Executive Officer will become effective at the end of January 2010. Mr. Filippelli has agreed to assist us with our transition to a new Chief Executive Officer. Our Board has established a search committee to identify candidates for Chief Executive Officer; however, we have not yet appointed a new President and Chief Executive Officer.

Biographical Information – Board of Directors
William H. Alderman joined the Board of Directors in January 2007. Mr. Alderman has over 15 years experience providing investment banking services across multiple industries, with a particular expertise in financings, and mergers and acquisitions in the aerospace and defense industry. Since March 2001, Mr. Alderman has been the President of Alderman & Company, a securities broker specializing in the aerospace and defense industries. Mr. Alderman started his career at Bankers Trust Company and has held senior positions in investment management and corporate development at GE Capital, Aviation Sales Company, and most recently as Managing Director of the aviation investment banking practice of Fieldstone Investments. Mr. Alderman received a MBA from J.L. Kellogg Graduate School of Management in 1989 and is also a graduate of Kenyon College and the Taft School. Mr. Alderman is currently a director of Breeze-Eastern Corp. a publicly traded company and ZAN Alpha Fund, a private company.
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
T. Stephen Johnson has been a director of TeamStaff since September 2001. He served as our Chairman from September 2001 until July 2009. He has served as Chairman of T. Stephen Johnson & Associates, Inc., financial services consulting firm, and its related entities since inception in 1986. Mr. Johnson is a long-time banking consultant and Atlanta entrepreneur who has advised and organized dozens of community banks throughout the Southeast. He is Chairman Emeritus of Netbank, the largest and most successful Internet-only bank, as well as Chairman and principal owner of Bank Assets, Inc., a provider of benefit programs for directors and officers of financial institutions. Mr. Johnson is Chairman of the Board of Directo, Inc. a company specializing in providing financial services for un-banked individuals and Chairman of Atlanta Financial Corporation.
Frederick Wasserman joined the Board of Directors in January 2007 and was appointed as our Chairman in July 2009. Mr. Wasserman is currently a financial management consultant. Until December 31, 2006, Mr. Wasserman was the Chief Operating/Financial Officer for Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of the German specialty gift maker, from 2001 to 2005. Mr. Wasserman also served as the Chief Financial Officer of Goebel North America in 2001. Prior to Goebel, Mr. Wasserman served as both the Interim President and full-time Chief Financial Officer of Papel Giftware from 1995 to 2001. Mr. Wasserman spent the first 13 years of his career in the public accounting profession. Mr. Wasserman also serves as a director of Acme Communications, Inc., Allied Defense Group, Inc., Breeze Eastern Corporation, Gilman + Ciocia, Inc., Crown Crafts, Inc. and AfterSoft Group, Inc.

Biographical Information – Other Executive Officers
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
Corporate Governance
Meetings of the Board of Directors; Independence and Committees
During the fiscal year ended September 30, 2009, the Board of Directors met on 8 occasions. Our Board of Directors determined that as of September 30, 2009, Messrs. Alderman, Black, Delaney, Dieckmann, Johnson and Wasserman satisfied the independence requirements within the meaning of the NASDAQ Marketplace Rules.
The Board of Directors has five standing committees: Audit Committee, Management Resources and Compensation Committee, Executive Committee, Nominating and Corporate Governance Committee and Strategic Planning Committee. Each of these committees has a written charter approved by the Board of Directors. Other than the charter of the Strategic Planning Committee, all of the charters of our Board committees, as well as the Company’s corporate governance guidelines, are available at the Company’s website, www.teamstaff.com (click on Investors, then on Corporate Governance).
For the fiscal year ended September 30, 2009, a general description of the duties of the Committees, their members and number of times each Committee met were as follows:
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
From October 1, 2008 to the present, members of our Audit Committee were and are Mr. Wasserman (Chair), Mr. Black and Mr. Dieckmann. Mr. Wasserman is also designated as our Audit Committee Financial Expert. During the 2009 fiscal year, all of the members of our Audit Committee were “independent” within the definition of that term as provided by the Nasdaq Marketplace Rules. During the fiscal year ended September 30, 2009, the Audit Committee met on 5 occasions.

Management Resources and Compensation Committee. The charter governing the activities of the Management Resources and Compensation Committee (sometimes referred to as the “Compensation Committee”) may be viewed online on our website at www.teamstaff.com. The Management Resources and Compensation Committee functions include negotiation and review of all employment agreements of executive officers of TeamStaff and administration of TeamStaff’s 2006 Long Term Incentive Plan, its 2000 Employee Stock Option Plan and Non-Executive Director Stock Option Plan. From October 1, 2008 to the present, the members of the Management Resources and Compensation Committee were and are Mr. Black (Chair), Mr. Dieckmann and Mr. Johnson. At all times members of the Management Resources and Compensation Committee satisfied the independence requirements of the Nasdaq Marketplace Rules. During the fiscal year ended September 30, 2009, this committee met on 3 occasions.
Nominating and Corporate Governance Committee. The charter governing the activities of the Nominating and Corporate Governance Committee may be viewed online on our website at www.teamstaff.com. Pursuant to its charter, the Nominating and Corporate Governance Committee’s tasks include reviewing and recommending to the Board issues relating to the Board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board’s compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. The Nominating and Corporate Governance Committee functions also include the review of all candidates for a position on the board of directors including existing directors for re-nomination and reports its findings with recommendations to the Board. The Nominating and Corporate Governance Committee solicits candidates on behalf of TeamStaff to fill any vacancy on the Board. The members of the Nominating and Corporate Governance Committee members are Mr. Alderman (Chair), Mr. Delaney, Mr. Dieckmann and Mr. Johnson, each of whom satisfy the independence requirements of the Nasdaq Marketplace Rules. Mr. Delaney was appointed to this Committee in April 2009. During the fiscal year ended September 30, 2009, this committee met once.
Strategic Planning Committee. The Board of Directors established a Strategic Planning Committee in July 30, 2009. Members of this Committee are Messrs. Alderman, Black, Delaney and Wasserman. Mr. Alderman serves as the Chairman of this committee. The Strategic Planning Committee was created in order to confirm the strategic decisions of the Company and, as necessary, engage the services of outside professionals to assess the market for the Company’s products and services, and confirm or suggest modifications to, the Company’s business plans. During the 2009 fiscal year, the Strategic Planning Committee met on 2 occasions.
Executive Committee. The Board of Directors created an Executive Committee effective September 4, 2001. Executive Committee members are currently Mr. Karl W. Dieckmann and Mr. Rick Wasserman. Mr. Wasserman replaced Mr. Johnston on this committee at the time of his appointment as our Chairman. Mr. Wasserman serves as its chairman. This committee did not meet during the fiscal year ended September 30, 2009.
No member of the Board of Directors or any committee failed to attend at least, or participated in fewer than, 75% of the meetings of the Board or of a committee on which such member serves.
Management Resources and Compensation Committee Interlocks and Insider Participation in Compensation Decisions
Mr. Peter Black (Chair), Mr. Karl W. Dieckmann and Mr. T. Stephen Johnson served on the Management Resources and Compensation Committee for the fiscal year ended September 30, 2009. There are no interlocks between TeamStaff’s Directors and directors of other companies.

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
Procedure to be Followed by Shareholders in Submitting Director Candidate Recommendations
Any shareholder who desires the Nominating and Corporate Governance Committee to consider one or more candidates for nomination as a director should, either by personal delivery or by United States mail, postage prepaid, deliver a written recommendation addressed to the Chairman, TeamStaff, Inc. Nominating and Corporate Governance Committee at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873, not later than (i) with respect to an election to be held at an annual meeting of shareholders, 90 days prior to the anniversary date of the immediately preceding annual meeting or if an annual meeting has not been held in the preceding year, 90 days prior the first Tuesday in April; and (ii) with respect to an election to be held at a special meeting of shareholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to shareholders. Each written recommendation should set forth: (a) the name and address of the shareholder making the recommendation and of the person or persons recommended; (b) the consent of such person(s) to serve as a director(s) of the Company if nominated and elected; and (c) a description of how the person(s) satisfy the General Criteria for consideration as a candidate referred to below in the section entitled “Nominating and Corporate Governance Matters.”
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2009 fiscal year.

Item 11.	Executive Compensation and Related Information
This section provides information, in tabular and narrative formats specified in applicable SEC rules, regarding the amounts of compensation paid to our Named Executive Officers and related information. As a smaller reporting company, the Company has presented such information in accordance with the scaled disclosure requirements permitted under applicable SEC regulations.
Summary Compensation Table
The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our each of our named executive officers during the two year period ended September 30, 2009:

					Change in Pension
					Value and
					Nonqualified Deferred
				Stock	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Earnings	Compensation
Position	Year	($)(1)	($)(2)	($)(3)	($)	($)(4)	Total ($)

Rick J. Filippelli, President and Chief Executive Officer	2009	$290,000	$—	$44,625	$—	$4,169	$338,794
	2008	$280,000	$196,000	$100,796	$—	$4,495	$581,291

Cheryl Presuto, Chief Financial Officer	2009	$181,000	$—	$25,500	$—	$2,501	$209,001
	2008	$175,000	$87,500	$57,433	$—	$3,394	$323,327

Dale West, President, TeamStaff Rx (5)	2009	$200,000	$—	$50,500	$—	$990	$251,490

Kevin Wilson, President, TeamStaff GS	2009	$200,000	$—	$25,500	$—	$—	$225,500

(1)	“Salary” is comprised of the cash salary paid to the Named Executive Officers during fiscal 2009 and 2008.

(2)	“Bonus” is comprised of cash awards made to the Named Executive Officers in the discretion of the Company’s Board of Directors as recommended by the Management Resources and Compensation Committee, subject to certain performance and EBITDA requirements.

(3)	“Stock Awards” reflect the portion of restricted stock grants awarded to Named Executives Officers under the Company’s 2006 Long Term Incentive Plan that was recognized by the Company as a compensation expense in fiscal year 2009 and 2008 in accordance with the provisions of revised Statement of Financial Accounting Standards (“SFAS”) No. 123, (“FAS 123R”) Share-Based Payment.

(4)	“All Other Compensation” consists of compensation received from employer matching contributions to the Company’s 401(k) Plan, long term disability insurance premiums and life insurance premiums paid by the Company for each Named Executive Officer.

(5)	As previously reported, Ms. West’s employment was terminated on January 4, 2010 in connection with the closing of the Company’s disposition of assets of TeamStaff Rx.

Additional Information. The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2009 and provides a dollar amount for total compensation. Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Management Resources and Compensation Committee and/or the Board of Directors is required prior to our entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year are made by the Management Resources and Compensation Committee and are implemented without changes to the general terms of employment set forth in those agreements.
During the 2009 fiscal year, the Company granted restricted stock awards to its Named Executive Officers as follows. An aggregate of 70,000 shares of restricted stock were granted to Mr. Filippelli, with 35,000 shares vesting on January 2, 2010 and the balance vesting on January 2, 2011. Per Mr. Filippelli’s employment agreement, any unvested shares will immediately vest upon termination. An aggregate of 40,000 shares were granted to each of Ms. Presuto, Mr. Wilson and Ms. West. Of these grants, 20,000 shares vested January 2, 2010 and the balance vests on January 2, 2011. Following Ms. West’s departure, however, the vesting conditions applicable to the remaining 20,000 shares will not occur and such shares were cancelled following the closing of the disposition of the operating assets of TeamStaff Rx. Ms. West was also granted an aggregate of 16,612 shares of restricted stock during 2009 pursuant to her employment agreements. These shares were vested as of the grant date. For information regarding the effect on the vesting and treatment of these stock awards on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Employment Agreements with Named Executive Officers” below. Each award of Restricted Stock to our Named Executive Officers in fiscal 2009 represents an award of Common Stock that is subject to certain restrictions, including restrictions on transferability. These Restricted Stock Awards were granted under our 2006 Plan. The restrictions lapse in accordance with the terms of the award agreement. Holders of shares of Restricted Stock have voting power and the right to receive dividends, if any, that are declared on those shares which are vested. The grants of Restricted Stock made to our Named Executive Officers vest as described in the footnotes to the above table. The 2006 Plan is administered by the Management Resources and Compensation Committee. The committee has authority to interpret the plan provisions and make all required determinations under those plans. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits. Awards granted under the 2006 Plan are generally only transferable to a beneficiary of a Plan participant upon his or her death. However, the committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable laws.
Outstanding Equity Awards at End of 2009
The following table sets forth certain information with respect to outstanding equity awards at September 30, 2009 with respect to the Named Executive Officers.

	Option Awards				Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
								Equity Incentive
							Equity Incentive	Plan Awards:
					Number	Market	Plan Awards:	Market or
	Number of	Number of			of Shares	Value of	Number of	Payout Value of
	Securities	Securities			or Units	Shares or	Unearned	Unearned
	Underlying	Underlying			of Stock	Units of	Shares, Units or	Shares, Units or
	Unexercised	Unexercised	Option		That	Stock That	Other Rights	Other Rights
	Options	Options	Exercise	Option	Have Not	Have Not	That Have Not	That Have Not
	(#)	(#)	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)(1)	($)(2)	(#)(3)	($)(2)

Rick Filippelli	—	—	—	—
					70,000	$105,000
							13,750	$20,625

Cheryl Presuto	4,500	—	$7.84	11/04/09
					40,000	$60,000
							10,000	$15,000

Dale West	—	—	—	—
					40,000	$60,000
							30,000	$45,000

Kevin Wilson	—	—	—	—
					40,000	$60,000
							20,000	$30,000

(1)	Represents unvested portion of stock award granted on January 2, 2009 with a two year vesting schedule.

(2)	The market or payout value of stock awards reported in Columns (g) and (i) is computed by multiplying the number of shares of stock reported in Column (f) and (h) by the closing market price of our Common Stock on the last trading day of fiscal 2009.

(3)	Represents unvested portion of stock award granted to Mr. Filippelli on April 27, 2008, Ms. Presuto on July 30, 2008, Ms. West on December 3, 2008 and Mr. Wilson on October 3, 2008 as part of their employment agreements. These unvested shares are subject to certain performance criteria for the fiscal year ended September 30, 2009 for Mr. Filippelli and Ms. Presuto and for the fiscal years ended September 30, 2009 and 2010 for Ms. West and Mr. Wilson. It was subsequently determined that the performance criteria for fiscal year 2009 was not met and 13,750 shares for Mr. Filippelli, 10,000 shares for Ms. Presuto, 15,000 shares for Ms. West and 10,000 shares for Mr. Wilson were cancelled. As a result of the sale of the operating assets of TeamStaff Rx, the remaining 15,000 shares for Ms. West will not vest and were cancelled on the closing date of such transaction.

Additional Information. Each stock option grant reported in the table above was granted under, and is subject to, our 2000 Employee Plan. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. Unvested shares are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below. Restricted Stock Awards granted our Named Executive Officers were granted under the 2006 Plan. This table does not reflect prior grants of restricted stock awards that are fully vested.
Employment Agreements with Named Executive Officers
The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and the specific terms for the compensation of the Named Executive Officers.
Rick J. Filippelli
On June 30, 2005 TeamStaff entered into a twenty seven month employment agreement with Mr. Rick J. Filippelli, its Vice President and Chief Financial Officer. The term of the agreement commenced on June 30, 2005 and was scheduled to terminate on September 30, 2007. TeamStaff entered into a formal letter agreement dated and effective as of February 14, 2007 with Mr. Filippelli following his appointment on January 10, 2007 as President and Chief Executive Officer, which modified certain terms of his 2005 employment agreement. On April 17, 2008, we entered into a new employment agreement with Mr. Filippelli which expired as of September 30, 2009.
On November 3, 2009, we announced that Mr. Rick J. Filippelli has informed the Board of his intent to resign from such positions in connection with our strategic shift in our current business plan. Mr. Filippelli’s resignation as President and Chief Executive Officer will become effective at the end of January 2010. Mr. Filippelli has agreed to assist us with our transition to a new Chief Executive Officer. In connection with the foregoing, on November 2, 2009, we entered into a new employment agreement with Mr. Filippelli, the material terms of which are summarized below. The following description of this employment is qualified in its entirety by reference to the full text of such agreement. The new employment agreement supersedes and replaces the employment agreement that the Company entered into with Mr. Filippelli on April 17, 2008.
• The new employment agreement is dated November 2, 2009, is effective as of October 1, 2009 and expires January 31, 2010, unless both parties agree to extend the term. Under the employment agreement, Mr. Filippelli will receive a base salary of $290,000 and may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors.
• Under the new employment agreement, Mr. Filippelli was granted options to purchase 30,000 shares of common stock. The options are exercisable for five years from the date of grant and vest upon the termination date, as defined in the new employment agreement, provided he complies with the obligations described therein. The exercise price of the options was equal to closing price of our common stock on the execution date of the new employment agreement.
• In the event of a termination of his employment by him for good reason (as defined in the employment agreement), (a) Mr. Filippelli’s right to purchase shares of common stock pursuant to any stock option or stock option plan shall immediately fully vest and become exercisable, (b) the exercise period in which he may exercise his options to purchase common stock shall be extended to the duration of their original term, as if he remained an employee of the Company, and (c) the terms of such options shall be deemed amended to reflect the foregoing provisions. Further, in the event of a termination of the Mr. Filippelli’s employment for cause, options granted and not exercised as of the termination date shall terminate immediately and be null and void. In the event of a termination of his employment due to his death or disability, Mr. Filippelli’s (or his estate’s or legal representative’s) right to exercise any stock option, to the extent vested as of the termination date, shall remain exercisable for a period of twelve (12) months following the termination date, but in no event after the expiration of the exercise period. In the event of a termination of his employment other than for good reason, his right to exercise the stock options, to the extent vested as of the termination date, shall remain exercisable for a period of three months following the termination date, but in no event after the expiration of the exercise period.

• The employment agreement further provides that in the event of a change in control (as defined in the employment agreement), or termination without cause by us or for good reason (as defined in the employment agreement) by Mr. Filippelli, the conditions to the vesting of any outstanding restricted stock awards granted to Mr. Filippelli shall be deemed void and all such shares shall be immediately and fully vested and delivered to him. Mr. Filippelli agreed not sell 35,000 restricted shares of the Company’s Common Stock originally scheduled to vest in January 2011, and the shares of Common Stock underlying the option granted pursuant to the new employment agreement until the earlier of a Change of Control or January 31, 2011.
• In the event of the termination of employment by us without “cause” or by him for “good reason,” as those terms are defined in the employment agreement, or in the event his employment is terminated due to his disability, Mr. Filippelli would be entitled to: (a) a severance payment of 12 months of base salary; (b) continued participation in our health and welfare plans for a period not to exceed 18 months from the termination date; and (c) all compensation accrued but not paid as of the termination date. In the event of the termination of his employment due to his death, Mr. Filippelli’s estate would be entitled to receive all compensation accrued but not paid as of the termination date and continued participation in our health and welfare plans for a period not to exceed 18 months from the termination date. If his employment is terminated by us for “cause” or by him without “good reason,” he is not entitled to any additional compensation or benefits other than his accrued and unpaid compensation.
• In the event that within 180 days of a “Change in Control”, as defined in the employment agreement, (a) Mr. Filippelli’s employment is terminated, or (b) his status, title, position or responsibilities are materially reduced and he terminates his employment, the Company shall pay and/or provide to him, the following compensation and benefits:
(A) we shall pay him, in lieu of any other payments due hereunder, (i) the accrued compensation; (ii) the continuation benefits; and (iii) as severance, base salary for a period of 12 months, payable in one lump sum following the termination date; and
(B) The conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to Mr. Filippelli under any of our plans, or under any other incentive plan or arrangement, shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable. Further, any such options shall be deemed amended to provide that in the event of termination after a change of control, the options shall remain exercisable for the duration of their term.
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

Cheryl Presuto
On July 30, 2008, we entered into an employment agreement with our Chief Financial Officer, Cheryl Presuto, which expired as of September 30, 2009. On January 14, 2010, we entered into a new employment agreement with Ms. Presuto, the terms of which are summarized below. The following description of our new employment agreement with Ms. Presuto is qualified in its entirety by reference to the full text of such agreement.
• The employment agreement is for an initial term expiring September 30, 2010. Under the employment agreement, Ms. Presuto will receive a base salary of $181,000. The term of the agreement is effective as of October 1, 2009. Upon any termination of the Employee’s employment on or after the expiration date, other than cause (as defined in the employment agreement), Ms. Presuto will be entitled to the severance payment described below.
• Ms. Presuto may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors of up to 50% of her base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the Management Resources and Compensation Committee.
• Grant of options to purchase 75,000 shares of common stock under the Company’s 2006 Long Term Incentive Plan. The vesting schedule applicable to the options is as follows: 50% of the options shall vest on the date of the agreement and the balance shall vest on September 30, 2010, provided Ms. Presuto is an employee as of such date. The options are exercisable for a period of five years at a per share exercise price equal to the closing price of the Company’s common stock on the date of execution of the employment agreement.
In the event of the termination of her employment, the Options will be governed by the terms of the 2006 Plan, except that the following provisions shall apply:
(i)	in the event Ms. Presuto’s employment is terminated for cause, options granted and not exercised as of the termination date shall terminate immediately and be null and void;

(ii)	in the event her employment with the Company is terminated due to her death, or disability, her (or her estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the date of termination shall remain exercisable for a period of 12 months, but in no event after the expiration of the option;

(iii)	in the event Ms. Presuto elects to terminate her employment other than for good reason (as defined in the agreement), her right to purchase shares of common stock of the Company pursuant to any stock option or stock option plan to the extent vested as of the date of termination shall remain exercisable for a period of three months following such termination date, but in no event after the expiration of option; and

(iv)	In the event of (A) a Change of Control, as defined in the agreement, (B) employee’s termination by the Company without cause or; (C) termination by employee for good reason, the conditions to the vesting of any outstanding restricted stock awards or options granted under the agreement shall be deemed void and all such shares and options shall be immediately and fully vested and delivered to the employee and all outstanding options shall remain exercisable for a period of 24 months following the date of termination, but in no event after the expiration date of any such option.

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
• Upon the effective date of an event constituting a change of control, the Company shall pay Ms. Presuto, in one lump sum upon the first day of the month immediately following such event, an amount equal to her then current base salary. Ms. Presuto shall be entitled to such payment whether or not her employment with the Company continues after the change of control.
• If the payments due in the event of a change in control would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code. The priority of the reduction of excess parachute payments shall be in the discretion of Ms. Presuto.
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
However, as reported above, Ms. West’s employment with TeamStaff terminated in connection with the closing of the sale of the operating assets of TeamStaff Rx to Advantage RN, which occurred January 4, 2010. Ms. West will receive severance payments and benefits as provided for in this agreement. Under the employment agreement, Ms. West received a base salary of $200,000. The term of the agreement is effective as of October 1, 2008. Ms. West may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors and will have an opportunity to earn a cash bonus (“Targeted Bonus”) of up to 70% of her base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the Chief Executive Officer. Thirty percent (30%) of the bonus shall be based on achieving revenue targets, sixty percent (60%) shall be based on achieving EBITDA targets, and ten percent (10%) shall be based on achieving corporate goals established by the Chief Executive Officer. Additional terms of her agreement are as follows:
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
• Ms. West was eligible to receive a quarterly stock bonus equal to $12,500 of the Company’s common stock at the end of each calendar quarter of employment for satisfaction of performance criteria and other key objectives established by the Chief Executive Officer, provided that the first two quarterly bonuses were deemed earned if she is continuously employed by the Company during such quarters and shall not be conditioned on the achievement of any other performance criteria. Such shares of common stock were valued on the last trading day of each quarter and were deemed vested and earned on the first business day following the close of the quarter.
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
Stock Option Plans
2000 Employee Stock Option Plan
In the fiscal year 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employee Plan to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff’s common stock to all employees, including senior management. The 2000 Employee Plan replaced the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the approved 2000 Employee Plan, options granted there under may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Code, or options which do not so qualify (“Non-ISOs”). As of September 30, 2009, there were 4,500 options outstanding under the 2000 Employee Plan.
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
Under the 2000 Non-Executive Director Plan, the exercise price for options granted under the 2000 Non-Executive Director Plan shall be 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in such Plan, the exercise price of options granted under the 2000 Non-Executive Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock of TeamStaff or by a combination of each. The term of each option commences on the date it is granted and unless terminated sooner as provided in the 2000 Non-Executive Director Plan, expires five (5) years from the date of grant. The Compensation Committee has no discretion to determine which non-executive director or advisory board member will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Compensation Committee will make all determinations of the interpretation of the 2000 Non-Executive Director Plan. Options granted under the 2000 Non-Executive Director Plan are not qualified for incentive stock option treatment. As of September 30, 2009, there were 10,625 options held by directors outstanding under the 2000 Non-Executive Director Plan.
Effective January 19, 2007, the 2000 Non-Executive Director Plan was suspended due to a change in the compensation terms for non-employee Board members. For additional information regarding our director compensation policy, see below under the caption “Director Compensation”.
2006 Long Term Incentive Plan
The Board of Directors adopted the 2006 Long-Term Incentive Plan on January 17, 2006. The shareholders approved the 2006 Long Term Incentive Plan at the annual meeting on April 27, 2006. The Company reserved an aggregate of 5,000,000 shares of common stock for issuance under the 2006 Long Term Incentive Plan. The maximum number of shares of common stock that may be delivered to participants under the 2006 Long-Term Incentive Plan equals the sum of: (a) 5,000,000 shares of common stock; (b) any shares subject to awards granted under the 2000 Employee Plan and the 2000 Non-Executive Director Plan (collectively, the “2000 Plans”), which are forfeited, expired, canceled or settled in cash without delivery of such shares to the participant or otherwise is terminated without a share issuance; (c) any shares tendered by participants or withheld in payment of the exercise price of options or to satisfy withholding taxes under the 2000 Plans; and (d) any shares repurchased with the proceeds of options exercised under the 2000 Plans. As of September 30, 2009, there were 545,778 shares of common stock granted pursuant to awards under the 2006 Long Term Incentive Plan.

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
Director Compensation
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
In addition, on February 12, 2009, our Board approved an increase in the cash fees payable to our non-executive directors from $15,000 to $20,000 per annum, effective as of such date. A summary of non-executive director compensation for the year ended September 30, 2009 is as follows:
Summary of Non-Executive Director Compensation

					Change in
					Pension Value
					and Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name (1) (3) (4)	($)	($) (2)	($)	($)	($)	($)	($)

T. Stephen Johnson	$21,250	$8,375				$—	$29,625

Karl W. Dieckmann	$20,833	$11,725				$1,557	$34,115

William H. Alderman	$20,833	$8,375				$1,762	$30,970

Peter Black	$20,833	$10,050				$—	$30,883

Martin J. Delaney	$18,333	$8,375				$698	$27,406

Frederick G. Wasserman	$22,417	$10,050				$—	$32,467

(1)	As of September 30, 2009, each director had the following number of Director Plan options outstanding: Mr. Johnson — 3,750; Mr. Dieckmann — 3,750; Mr. Alderman — 0; Mr. Black — 3,125; Mr. Delaney — 2,500; Mr. Wasserman — 0

(2)	No restricted stock awards were granted to our non-executive directors during the 2009 fiscal year. Following the end our 2009 fiscal year, on October 13, 2009, we granted an aggregate of 42,500 shares of restricted stock to our non-executive directors as follows: Mr. Johnson — 6,250 shares; Mr. Dieckmann — 8,750 shares; Mr. Alderman — 6,250 shares; Mr. Black — 7,500 shares; Mr. Delaney — 6,250 shares; and Mr. Wasserman — 7,500 shares. The closing price of our common stock on such date was $1.34.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information as of January 5, 2010 with respect to each director, each of the named executive officers as defined in Item 402(a) (3), and directors and executive officers of TeamStaff as a group, and to the persons known by TeamStaff to be the beneficial owner of more than five percent of any class of TeamStaff’s voting securities. At January 5, 2010, TeamStaff had 4,940,982 shares of common stock outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s, and Form 4s filed with the Securities and Exchange Commission by the named persons.

	Number of Shares	Percent of Company’s
Name	Currently Owned (1)	Outstanding Stock

William H. Alderman (2)	11,938	*
c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873

Peter Black (3)(12)	22,000	*
c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873

Martin J. Delaney (4)	22,432	*
c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873

Karl W. Dieckmann (5)	42,731	*
c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873

Rick J. Filippelli (6)	147,500	2.89%
c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873

T. Stephen Johnson (7)	82,877	1.64%
c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873

Frederick G. Wasserman (8)	16,563	*
c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873

Cheryl Presuto (9)	45,000	*
c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873

Kevin Wilson (10)	30,000	*
c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873

Bernard J. Korman (11)	729,146	14.48%
2129 Chestnut Street Philadelphia, PA 19103

Wynnefield Partners Small Cap Value LP (12)(13)	332,097	6.59%
450 Seventh Ave New York, NY 10123

Wynnefield Partners Small Cap Value LP I (12)(14)	428,850	8.52%
450 Seventh Ave New York, NY 10123

Wynnefield Partners Small Cap Value Offshore Fund, Ltd. (12)(15)	428,072	8.5%
450 Seventh Ave New York, NY 10123

	Number of Shares	Percent of Company’s
Name	Currently Owned (1)	Outstanding Stock

Wynnefield Capital Profit Sharing Plan (12)(16)	92,563	1.84%
450 Seventh Ave New York NY 10123

Channel Partnership II, LP (12)(17)	12,500	*
450 Seventh Ave New York NY 10123

Hummingbird Value Fund (11)	145,060	2.88%
460 Park Avenue, 12th Flr. New York NY 10022

Hummingbird Microcap Value Fund (11)	129,340	2.57%
460 Park Avenue, 12th Flr. New York NY 10022

All officers and directors as a group (9) persons (2, 3, 4, 5, 6, 7, 8, 9, 10, 12)	1,715,123	33.45%

*	Less than 1 percent.

1.	Ownership consists of sole voting and investment power except as otherwise noted.

2.	Includes 4,063 unvested shares of restricted stock which may vest within 60 days. Excludes 4,063 shares of restricted stock which are unvested and subject to vesting requirements. Includes 7,500 shares of restricted stock that are vested.

3.	Includes options to purchase 3,125 shares of TeamStaff’s common stock. Includes 4,375 unvested shares of restricted stock which may vest within 60 days. Excludes 4,375 shares of restricted stock which are unvested and subject to vesting requirements. Includes 10,000 shares of restricted stock that are vested. Mr. Black is a member of the Company’s Board of Directors and is an Investment Analyst and Portfolio Manager at Wynnefield Capital, Inc. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

4.	Includes options to purchase 1,250 shares of TeamStaff’s common stock. Includes 4,375 unvested shares of restricted stock which may vest within 60 days. Excludes 4,375 shares of restricted stock which are unvested and subject to vesting requirements. Includes 6,250 shares of restricted stock that are vested.

5.	Includes options to purchase 2,500 shares of TeamStaff’s common stock. Includes 5,000 unvested shares of restricted stock which may vest within 60 days. Excludes 5,000 shares of restricted stock which are unvested and subject to vesting requirements. Includes 13,750 shares of restricted stock that are vested.

6.	Includes options to purchase 30,000 shares of TeamStaff’s common stock which may vest within 60 days. Includes 82,500 shares of restricted stock which are vested and 35,000 shares of restricted stock which may vest within 60 days.

7.	Includes an aggregate of 36,947 shares owned by or on behalf of certain of the holder’s family members and as to which shares the listed holder expressly disclaims beneficial ownership. Includes options to purchase 2,500 shares of TeamStaff’s common stock. Includes 4,375 unvested shares of restricted stock which may vest within 60 days. Excludes 4,375 shares of restricted stock which are unvested and subject to vesting requirements. Includes 10,000 shares of restricted stock that are vested.

8.	Includes 4,063 unvested shares of restricted stock which may vest within 60 days. Excludes 4,063 shares of restricted stock which are unvested and subject to vesting requirements. Includes 8,750 shares of restricted stock that are vested.

9.	Includes 45,000 shares of restricted stock which are vested. Excludes 20,000 shares of restricted stock which are unvested and subject to vesting requirements.

10.	Includes 30,000 shares of restricted stock which are vested. Excludes 30,000 shares of restricted stock which are unvested and subject to vesting requirements.

11.	Beneficial ownership is based on Schedule 13D filed with the SEC.

12.	Beneficial ownership is based upon Schedule 13D, Schedule 13D/As, Form 3, and Form 4s filed with the SEC. Mr. Peter Black, one of our directors, is an affiliate of Wynnefield Capital and its affiliated entities. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

13.	Listed shares are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P., as members of a group under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Wynnefield Capital Management, LLC, as the sole general partner of Wynnefield Partners Small Cap Value, L.P., has an indirect beneficial ownership interest in the shares of Common Stock that Wynnefield Partners Small Cap Value L.P. directly beneficially owns. Nelson Obus and Joshua Landes, as co-managing members of Wynnefield Capital Management, LLC, have an indirect beneficial ownership interest in such shares of Common Stock.

14.	Listed shares are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P. I, as members of a group under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Wynnefield Capital Management, LLC, as the sole general partner of Wynnefield Partners Small Cap Value, L.P. I, has an indirect beneficial ownership interest in the shares of Common Stock that Wynnefield Partners Small Cap Value L.P. I directly beneficially owns. Nelson Obus and Joshua Landes, as co-managing members of Wynnefield Capital Management, LLC, have an indirect beneficial ownership interest in such shares of Common Stock.

15.	Listed shares are directly beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd., as members of a group under Section 13(d) of the Exchange Act. Wynnefield Capital, Inc. as the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd., has an indirect beneficial ownership interest in the shares of Common Stock that Wynnefield Small Cap Value Offshore Fund, Ltd. directly beneficially owns. Mr. Obus and Mr. Landes, as principal executive officers of Wynnefield Capital, Inc., have an indirect beneficial ownership interest in the shares of Common Stock that Wynnefield Small Cap Value Offshore Fund, Ltd. directly beneficially owns.

16.	Wynnefield Capital Inc. Profit Sharing Plan directly beneficially owns 92,563 shares of common stock of TeamStaff. Mr. Obus has the power to vote and dispose of Wynnefield Capital, Inc. Profit Sharing Plan’s investments in securities and has an indirect beneficial ownership interest in the shares of Common Stock that Wynnefield Capital, Inc. Profit Sharing Plan directly beneficially owns.

17.	Listed shares of Common Stock are directly beneficially owned by Channel Partnership II, L.P., as members of a group under Section 13(d) of the Exchange Act. Nelson Obus, as the sole general partner of Channel Partnership II, L.P., has an indirect beneficial ownership interest in the shares of Common Stock that Channel Partnership II, L.P. directly beneficially owns.

Item 13.	Certain Relationships and Related Transactions
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
Our Board of Directors reviewed all relevant transactions or relationships between each director, or any of his family members, and our company and has affirmatively determined that each of our directors, other than Rick Filippelli (our Chief Executive Officer) are independent directors under the applicable guidelines noted above. Our Board of Directors has five committees: the Audit Committee, the Management Resources and Compensation Committee, the Nominating and Corporate Governance Committee, the Strategic Planning and the Executive Committee. All of the members of our Audit, Nominating and Corporate Governance and Management Resources and Compensation Committees meet the standards for independence required under current Nasdaq Stock Market listing rules, SEC rules, and applicable securities laws and regulations.

Item 14.	Principal Accountant Fees and Services
The following table presents the total fees billed for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements as of and for the years ended September 30, 2009 and September 30, 2008, and fees billed for other services rendered by our independent auditors during those periods.

	Fiscal Years Ended September 30,
	2009	2008

Audit Fees (1)	$175,000	$170,000

Audit-Related Fees (2)	—	—

Tax Fees (3)	103,000	106,000

All Other Fees (4)	15,500	13,000

Total	$293,500	$289,000

(1)	Audit services consist of work performed in the examination of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including attest services and consultation regarding financial accounting and/or reporting standards.

(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements.

(3)	Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

(4)	Other services consist of those service not captured in the other categories, principally audit services for the Company’s 401(k) plan.
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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)(1)	Financial Statements

The financial statements and schedules of TeamStaff are included in Part II, Item 8 of this report beginning on page F-1 and including page S-1.

(a)(2)	Financial Statement Schedule

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

2.4
Asset Purchase Agreement, dated as of December 28, 2009, by and among Advantage RN, LLC, TeamStaff, Inc. and TeamStaff Rx, Inc. (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on December 30, 2009).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).

3.2	Form of Certificate of Designation of Series A Preferred Stock (filed as Exhibit 3.1 to Form 8-K dated April 6, 2001).

3.3	Amended By-Laws of Registrant adopted as of May 15, 2001 (filed as Exhibit 3.4 to the Registration Statement on Form S-4 File No. 333-61730).

3.4	Amended and restated By-Laws of Registrant adopted as of August 29, 2001 (filed as Exhibit 3.5 to the Registrant’s Form S-3 filed on December 27, 2001).

3.5	Amendment to By-Laws of Registrant adopted November 8, 2007 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 13, 2007).

Exhibit No.		Description

3.6
Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit B to Definitive Proxy Statement dated March 13, 2008 as filed with the Securities and Exchange Commission).

4.1	#	2000 Employee Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

4.2	#	2000 Non-Executive Director Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

4.3	#	2006 Long Term Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2006).

10.1		Lease dated May 30, 1997 for office space at 300 Atrium Drive, Somerset, New Jersey (Exhibit 10.6.1 to Form 10-K for the fiscal year ended September 30, 1997).

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

10.8	#	Form of Employee Incentive Stock Option Certificate and Agreement (filed as Exhibit 10.13 to the Form 10-K filed on December 23, 2004).

10.9	#	Form of Employee Non-Qualified Stock Option Certificate and Agreement (filed as Exhibit 10.14 to the Form 10-K filed on December 23, 2004).

10.10	#	Form of 2000 Director Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.15 to the Form 10-K filed on December 23, 2004).

10.11		Form of Lease for our business premises located at 18167 U.S. Highway 19N, Suite 400, Clearwater, Fl 33764 (filed as Exhibit 10.1 to Form 8-K dated February 29, 2005).

10.12		Form of Stock Purchase Agreement among TeamStaff, Inc. and the Shareholders of RS Staffing Services, Inc. dated as of May 26, 2005 (filed as Exhibit 10.1 to Form 8-K dated June 8, 2005).

10.12.1		Form of Note dated June 8, 2005 issued by TeamStaff, Inc. to Roger Staggs (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).

10.12.2		Form of Note dated June 8, 2005 issued by Team Staff, Inc. to Barry Durham (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).

Exhibit No.		Description

10.13
Form of Revolving Credit Agreement, Promissory Notes and related documents between TeamStaff, Inc. and PNC Bank, NA, dated as of June 8, 2005 (filed as Exhibits 10.4 and 10.5 to the Form 10-Q filed on August 12, 2005).

10.14	#	Form of Employment Agreement between TeamStaff, Inc. and Rick J. Filippelli, dated as of June 30, 2005 (filed as Exhibit 10.2 to the Form 8-K filed on July 14, 2005).

10.15		Form of Settlement Agreement between TeamStaff, Inc. and the CNA Entities dated as of October 10, 2005 (filed as Exhibit 10.1 to the Form 8-K filed on October 20, 2005).

10.16		Form of Lease dated as of November 18, 2005 between TeamStaff, Inc. and One Peachtree Pointe Associates, LLC (file as Exhibit 10.1 to the Form 10-Q filed on February 14, 2006).

10.17	#	Form Notice of Restricted Stock Bonus Award and Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2006).

10.18		Form of Asset Purchase Agreement, Exhibits and Schedules re: sale of DSI Payroll Services to CompuPay, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on June 1, 2006).

10.19		Form of Settlement Agreement and Exhibits (Stock Purchase Agreement and Lock-Up Agreement re:
TeamStaff, Inc. and Atomic Fusion filed as Exhibit 10-1 to the Form 8-K filed on June 6, 2006).

10.20	#	Form of Director Stock Option Agreement for options granted September 1, 2006. (filed as Exhibit 10.26 to the Company’s Form 10-K filed on December 21, 2006).

10.21		Form of Amendment to Revolving Credit and Security Agreement dated December 13, 2006 between TeamStaff, Inc. and PNC Bank, N.A. (filed as Exhibit 10.1 to the Form 10-Q filed on February 14, 2007).

10.22		Lease, dated as of December 4, 2006, for our business premises located at 6555 Quince Road, Suite 303, Memphis, Tennessee (filed as Exhibit 10.2 to the Form 10-Q filed on February 14, 2007).

10.23	#	Separation Agreement with T. Kent Smith dated as of January 19, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 1, 2007).

10.24	#	Form of Letter of Agreement with Rick Filippelli dated as of January 10, 2007 (filed as Exhibit 99.1 to the Form 8-K filed on February 20, 2007).

10.25	#	Form of Letter of Agreement with James Houston dated as of January 10, 2007 (filed as Exhibit 99.2 to the Form 8-K filed on February 20, 2007).

10.26	#	Form of Agreement and Release with James Houston dated as of May 11, 2007 (filed as Exhibit 10.29 to the Form 10-Q filed on May 15, 2007).

10.27		Lease, dated as of April 13, 2007, for our business premises located at 1 Executive Drive, Suite 130, Somerset, New Jersey (filed as Exhibit 10.1 to the Form 10-Q filed August 14, 2007).

10.28		Lease dated as of March 27, 2008 between TeamStaff Government Solutions, Inc. and West Walton Properties, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed May 15, 2008).

10.29
Amended and Restated Loan and Security Agreement dated March 28, 2008 between TeamStaff, Inc. and Business Alliance Capital Company, a division of Sovereign Bank. (filed as Exhibit 10.2 to the Form 10-Q filed May 15, 2008).

Exhibit No.		Description

10.30
Amended and Restated Revolving Credit Master Promissory Note dated March 28, 2008 between TeamStaff, Inc. and Business Alliance Capital Company, a division of Sovereign Bank. (filed as Exhibit 10.3 to the Form 10-Q filed May 15, 2008).

10.31	#	Employment Agreement between the Company and Rick Filippelli dated as of April 17, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 22, 2008).

10.32	#	Employment Agreement between the Company and Cheryl Presuto dated as of July 30, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on August 4, 2008).

10.33	#	Employment Agreement between the Company and Kevin Wilson dated October 3, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 8, 2008).

10.34	#	Employment Agreement between the Company and Dale West dated December 3, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 9, 2008).

10.35	#*	Employment Agreement between the Company and Rick Filippelli dated as of November 2, 2009.

10.36	*	Modification Agreement dated as of January 8, 2010 between TeamStaff, Inc. and Sovereign Business Capital, Division of Sovereign Bank.

10.37	*	Amended and Restated Revolving Credit Master Promissory Note dated January 8, 2010 between TeamStaff, Inc. and Sovereign Business Capital, Division of Sovereign Bank.

14		Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21	*	Subsidiaries of Registrants.

23.1	*	Consent of WithumSmith+Brown, PC

31.1	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.

By:	/s/ Rick J. Filippelli
Rick J. Filippelli
Chief Executive Officer (Principal Executive Officer)
Dated: January 19, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Frederick G. Wasserman Frederick G. Wasserman	Chairman of the Board	January 19, 2010

/s/ Karl W. Dieckmann Karl W. Dieckmann	Vice-Chairman of the Board	January 19, 2010

/s/ T. Stephen Johnson T. Stephen Johnson	Director	January 19, 2010

/s/ Peter Black Peter Black	Director	January 19, 2010

/s/ Martin J. Delaney Martin J. Delaney	Director	January 19, 2010

/s/ William H. Alderman William H. Alderman	Director	January 19, 2010

/s/ Rick J. Filippelli Rick J. Filippelli	Chief Executive Officer, President and Director	January 19, 2010

/s/ Cheryl Presuto Cheryl Presuto	Chief Financial Officer and Principal Accounting Officer	January 19, 2010

TeamStaff, Inc. and Subsidiaries
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets As Of September 30, 2009 and 2008	F-3

Consolidated Statements Of Operations and Comprehensive Income (Loss) For the Years Ended September 30, 2009 and 2008	F-5

Consolidated Statements Of Shareholders’ Equity For The Years Ended September 30, 2009 and 2008	F-6

Consolidated Statements Of Cash Flows For The Years Ended September 30, 2009 and 2008	F-7

Notes To Consolidated Financial Statements	F-8

Schedule I — Valuation And Qualifying Accounts For The Years Ended September 30, 2009 and 2008	S-1

Schedules other than those listed above have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TeamStaff, Inc.
We have audited the accompanying consolidated balance sheets of TeamStaff, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years then ended. Our audits also included the consolidated financial statement schedule as listed in the index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeamStaff, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ WithumSmith+Brown, PC
WithumSmith+Brown, PC
Morristown, New Jersey
January 19, 2010

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	September 30,	September 30,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,992	$5,213
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2009 and 2008	11,427	11,881
Prepaid workers’ compensation	517	562
Other current assets	257	505
Assets from discontinued operations	1,418	3,878

Total current assets	16,611	22,039

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	2,262	2,262
Computer equipment	255	249
Computer software	788	725
Leasehold improvements	9	9

	3,314	3,245

Less accumulated depreciation and amortization	(3,054)	(2,945)

Equipment and improvements, net	260	300

TRADENAME	3,924	3,924

GOODWILL	8,595	8,595

OTHER ASSETS	267	136

TOTAL ASSETS	$29,657	$34,994

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE)

	September 30,	September 30,
	2009	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$1,500	$1,500
Current portion of capital lease obligations	20	29
Accrued payroll	10,694	10,408
Accrued pension liability	—	70
Accounts payable	1,890	2,578
Accrued expenses and other current liabilities	1,241	1,910
Liabilities from discontinued operations	392	381

Total current liabilities	15,737	16,876

CAPITAL LEASE OBLIGATIONS, net of current portion	27	45

OTHER LONG TERM LIABILITY, net of current portion	13	14

LONG TERM LIABILITIES FROM DISCONTINUED OPERATIONS	64	173

Total Liabilities	15,841	17,108

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 4,900 at September 30, 2009 and 4,874 at September 30, 2008, respectively; outstanding 4,898 at September 30, 2009 and 4,843 at September 30, 2008, respectively	5	5
Additional paid-in capital	69,124	68,844
Accumulated deficit	(55,289)	(50,934)
Accumulated comprehensive loss	—	(5)
Treasury stock, 2 shares at cost at September 30, 2009 and September 30, 2008	(24)	(24)

Total shareholders’ equity	13,816	17,886

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,657	$34,994

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Year Ended
	September 30,	September 30,
	2009	2008
REVENUES
Operating revenues	$46,021	$47,747
Non-recurring retroactive billings	—	10,772

Total revenue	46,021	58,519

DIRECT EXPENSES
Operating direct expense	39,019	39,495
Non-recurring retroactive billings	—	10,080

Total direct expense	39,019	49,575

GROSS PROFIT
Operating gross profit	7,002	8,252
Non-recurring retroactive billings	—	692

Total gross profit	7,002	8,944

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,505	5,930

DEPRECIATION AND AMORTIZATION	111	150

Income from operations	386	2,864

OTHER INCOME (EXPENSE)
Interest income	45	40
Interest expense	(222)	(147)
Settlement of prior periods’ payroll tax contingencies	—	716
Other income, net	160	—
Legal expense related to pre-acquisition activity of acquired company	(21)	(218)

	(38)	391

Income from continuing operations before taxes	348	3,255

INCOME TAX BENEFIT (EXPENSE)	28	(60)

Income from continuing operations	376	3,195

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations	(4,731)	(2,049)

Loss from discontinued operations	(4,731)	(2,049)

NET (LOSS) INCOME	(4,355)	1,146

OTHER COMPREHENSIVE INCOME
Pension liability adjustment	5	28

COMPREHENSIVE (LOSS) INCOME	$(4,350)	$1,174

(LOSS) EARNINGS PER SHARE — BASIC
Income from continuing operations	$0.08	$0.66
Loss from discontinued operations	(0.97)	(0.42)

Net (loss) earnings per share	$(0.89)	$0.24

(LOSS) EARNINGS PER SHARE — DILUTED
Income from continuing operations	$0.07	$0.66
Loss from discontinued operations	(0.93)	(0.42)

Net (loss) earnings per share	$(0.86)	$0.24

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	4,900	4,866

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	5,085	4,875

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(AMOUNTS IN THOUSANDS)

			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
BALANCE, September 30, 2007	4,823	$5	$68,726	$(52,080)	2	$(24)	$(33)	$16,594

Pension liability adjustment							28	28
Return of shares related to settlement			(41)					(41)
Expense related to director restricted stock grants			30					30
Expense related to employee restricted stock grants	21		129					129
Fractional shares related to reverse stock split	(1)							—
Net income				1,146				1,146

BALANCE, September 30, 2008	4,843	5	68,844	(50,934)	2	(24)	(5)	17,886

Pension liability adjustment							5	5
Return of shares related to settlement	(38)							—
Director restricted stock grants	14							—
Expense related to employee restricted stock grants	79		280					280
Net income				(4,355)				(4,355)

BALANCE, September 30, 2009	4,898	$5	$69,124	$(55,289)	2	$(24)	$0	$13,816

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Twelve Months Ended
	September 30,	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,355)	$1,146
Adjustments to reconcile net income to net cash (used in) provided by operating activities, net of divested businesses:
Depreciation and amortization	111	150
Settlement of prior periods’ payroll tax contingencies	—	(716)
Compensation expense related to director restricted stock grants	—	30
Compensation expense related to employee restricted stock grants	221	188
Recovery of doubtful accounts	—	(6)
Loss on retirement of equipment	—	8
Changes in operating assets and liabilities, net of divested businesses:
Accounts receivable	454	(5,949)
Other current assets	293	(137)
Other assets	(131)	69
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(1,012)	8,876
Other long term liabilities	(1)	(18)
Pension liability	(70)	(276)
Cash flow from discontinued operations	2,400	1,237

Net cash (used in) provided by operating activities	(2,090)	4,602

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(69)	(140)
Cash flow from discontinued operations	—	357

Net cash (used in) provided by investing activities	(69)	217

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on capital lease obligations	(27)	(27)
Loan fees	—	(146)
Net comprehensive income on pension	5	28
Cash flows from discontinued operations	(40)	(22)

Net cash used in financing activities	(62)	(167)

Net (decrease) increase in cash and cash equivalents	(2,221)	4,652

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,213	561

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,992	$5,213

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$50	$159

Cash paid during the period for income taxes	$124	$86

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
In the year ended September 30, 2009, an accrued liability was reduced (and additional paid-in-capital was increased) by $59 to reflect the issuance of stock to settle the liability.
The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
(1) ORGANIZATION AND BUSINESS:
TeamStaff, Inc. and its subsidiaries (“TeamStaff” or the “Company”, also referred to as “we,” “us” and “our”), provide staffing services to the United States Department of Veterans Affairs (“DVA”) and other US governmental entities. TeamStaff’s primary operations are located in Loganville, Georgia and its principal executive office is located at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873 where its telephone number is (877) 523-9897. TeamStaff, Inc., a New Jersey corporation, was founded in 1969 as a payroll service company and evolved into a national provider of contract and permanent medical and administrative staffing services. Its principal operations are conducted through its subsidiary, TeamStaff Government Solutions, (“TeamStaff GS”), a wholly-owned subsidiary of TeamStaff, Inc. TeamStaff GS changed its name from RS Staffing Services, Inc on February 12, 2008 to reflect the subsidiary’s expanding service offerings.
On December 28, 2009, TeamStaff and TeamStaff Rx, Inc. (“TeamStaff Rx”), its wholly-owned subsidiary, entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, an Ohio limited liability company (“Advantage RN”), providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provides that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which: (i) $350,000 in cash was paid at the closing, and (ii) $75,000 is subject to an escrowed holdback as described in the Asset Purchase Agreement. Additionally, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. Under the terms of the Asset Purchase Agreement, Advantage RN did not assume any debts, obligations or liabilities of TeamStaff Rx nor did it purchase any accounts receivable outstanding as of the closing date. As described in note 4 to these consolidated financial statements, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx have been reclassified in the accompanying consolidated financial statements from those of continuing businesses for all periods presented.
Following the disposition of its TeamStaff Rx business, TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel to U.S. government entities through TeamStaff GS. The staffing services offered by TeamStaff are provided through independent Federal Supply Schedule (“FSS”) contracts through the United States General Services Administration (“GSA”). The provision of logistical and administrative personnel is accomplished through the Logistics Worldwide Schedule and medical personnel are supplied through the Professional and Allied Healthcare Staffing Services Schedule. TeamStaff also provides its staffing services to federal government agencies through competitively bid contracts and has a GSA schedule contract to provide information technology professional services. TeamStaff provides these services to the DVA, the US Department of Defense and other US governmental agencies and placed contract employees at over 40 facilities during the 2009 fiscal year.
TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization business in fiscal year 2004 and other Company business changes, these “other” subsidiaries are not actively operating.
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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and other intangible assets, expected settlement amounts of accounts receivable, measurement of prepaid workers’ compensation, valuation allowances established against accounts receivable and deferred tax assets and measurement of payroll tax contingencies, accounts payable, workers’ compensation claims and accrued expenses. Actual results could differ from those estimates. As disclosed in Note 10, the Company reduced liabilities established for certain prior period payroll tax contingencies by $0.7 million in fiscal 2008 based on resolution of such matters with the Internal Revenue Service.
Revenue Recognition
TeamStaff accounts for its revenues in accordance with ACS 605-45, Reporting Revenues Gross as a Principal Versus Net as an Agent, and SAB 104, Revenue Recognition. TeamStaff recognizes all amounts billed to its contract staffing customers as gross revenue because, among other things, TeamStaff is the primary obligor in the contract staffing arrangement; TeamStaff has pricing latitude; TeamStaff selects contract employees for a given assignment from a broad pool of individuals; TeamStaff is at risk for the payment of its direct costs; and TeamStaff assumes a significant amount of other risks and liabilities as an employer of its contract employees, and therefore, is deemed to be a principal in regard to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by contract employees which have not yet been billed to the customer as of the end of the accounting period.
Revenues related to retroactive billings in 2008 (see Note 10 to the Consolidated Financial Statements) from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectability is reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At September 30, 2009 and 2008, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2009 and 2008. At present, the Company expects to collect such amounts by the end of the second quarter of fiscal 2010 based on current discussions and collection efforts.
Staffing (whether medical or administrative) revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff’s direct labor costs of the contract employees, plus an estimate for overhead expenses and a profit margin. Additionally, commissions from permanent placements (principally TeamStaff Rx) are included in revenue as placements are made. Commissions from permanent placements result from the successful placement of a medical staffing employee to a customer’s workforce as a permanent employee. The Company also reviews the status of such placements to assess the Company’s future performance obligations under such contracts.
Direct costs of services are reflected in TeamStaff’s Consolidated Statements of Operations as “direct expenses” and are reflective of the type of revenue being generated. Direct costs of the contract staffing business include wages, employment related taxes and reimbursable expenses.
Concentrations of Credit Risks
Financial instruments that potentially subject TeamStaff to concentrations of credit risk consist principally of cash and accounts receivable. TeamStaff maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 (effective through December 31, 2013). At times the deposits in banks may exceed the amount of insurance provided on such deposits. TeamStaff monitors the financial health of these banking institutions. At September 30, 2009, the Company’s uninsured cash balances approximated $1.2 million. Historically, the Company has not experienced any losses on deposits.
TeamStaff provides staffing services to the DVA, the US Department of Defense and other US governmental agencies and placed contract employees at over 40 facilities during the 2009 fiscal year. Substantially all of the business of TeamStaff GS is accomplished through FSS contracts with the GSA and DVA. Credit, when given, is generally granted on an unsecured basis.
TeamStaff maintains an allowance for doubtful accounts, if any, for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff’s customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff could be required to provide for additional allowances, which would decrease operating results in the period that such determination was made.

Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, TeamStaff considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.
Allowance for Doubtful Accounts
Accounts receivable are unsecured and carried at fair value, which is net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based on a specific identification methodology. Generally an account receivable is deemed uncollectible based upon the aging of the receivable and/or specific identification. Interest is not typically charged on past due accounts and specific identification takes into account the Company’s assessment of the default risk based upon recent events in the customer’s business, economic status and changes in credit status. With respect to receivables owed by agencies of the U.S. Government, the Company believes that the risk of loss on these accounts is minimal (See Note 14).
Before accounts are deemed uncollectible, demand letters are sent and, if that does not result in payment, the receivable is placed for collection with a collection agency. The Company’s last attempt at collection would be legal action, depending upon the customer’s financial situation. If the Company is unsuccessful at collection after these steps, the receivable is written-off.
Fair Value
TeamStaff has financial instruments, principally accounts receivable, accounts payable, notes payable and accrued expenses. TeamStaff estimates that the fair value of all financial instruments at September 30, 2009 and 2008 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.
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
Advertising Costs
The Company’s advertising expenses consist primarily of online advertising, health care professional trade magazines and other various print media, promotional material and direct mail marketing. The Company expenses advertising costs as they are incurred. Total advertising costs for continuing operations were $0.2 million and $0.1 million for fiscal years ended September 30, 2009 and 2008, respectively.
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
As a result of the decision to divest TeamStaff Rx, the Company recognized an impairment charge of $2.3 million to reduce the carrying value of long lived assets (equipment, tradename and goodwill) to estimated fair value. The estimated fair value was derived from the terms of the sale of these assets to Advantage RN, as described in Note 1. The impairment charge is included in the 2009 loss from discontinued operations.

Acquired Intangible Assets
Acquired intangible assets consist of trade name of $3.9 million at September 30, 2009 and 2008. Tradename of $0.7 million related to TeamStaff RX has been reclassified to “Assets from Discontinued Operations” for all periods presented.
TeamStaff will continue to annually test and review its remaining indefinite life intangible assets for possible impairment or loss of value.
Goodwill
Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value. All goodwill is attributable to continuing staffing services reporting units. Goodwill of $1.6 million related to TeamStaff RX has been reclassified to “Assets from Discontinued Operations” for all periods presented.
Workers’ Compensation
For the remaining open years through November 17, 2003, the date of sale of its discontinued PEO business, TeamStaff applies loss-development factors to workers’ compensation incurred losses in order to estimate fully developed losses as well as other formula driven methodologies supplied by its current third party administrator (See Note 10).
Income Taxes
TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2009 and 2008, the Company recorded a 100% valuation allowance against its net deferred tax assets (See Note 5).
Reclassifications
Certain reclassifications have been made to prior years’ amounts to conform to the current year presentation and the effects of the reverse stock split. As discussed in Note 4, the TeamStaff Rx operations were reclassified in 2009 and 2008 as discontinued operations.
Stock-Based Compensation
Compensation costs for the portion of awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. There was no share-based compensation expense for options for the years ended September 30, 2009 and 2008. As of September 30, 2009, there was no remaining unrecognized compensation expense related to non-vested stock option awards to be recognized in future periods.
From time to time, the Company grants restricted stock awards to non-employee directors and employees under existing plans. The Company recognizes non cash compensation expense over the various vesting periods. Stock compensation expense totaled $0.2 million in each of fiscal 2009 and 2008. Certain awards vest upon satisfaction of certain performance criteria. As permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.
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

The respective determination of weighted average shares used in the computation of earnings (loss) per share is as follows (amounts in thousands);

	2009	2008
Basic:
Income from continuing operations	4,900	4,866
Loss from Discontinued operations	4,900	4,866

Diluted:
Income from continuing operations	5,085	4,875
Loss from Discontinued operations	5,085	4,875
Under guidance for determining earnings (loss) per share, the effects of common stock equivalents of approximately 185,000 and 9,000, are included (even though the shares are anti dilutive) for 2009 and 2008, in the calculation of loss per share for discontinued operations.
Accumulated Comprehensive Income (Loss) and Pension Liability Adjustment
A pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The pension liability adjustment, net of income taxes, is recorded as a component of “Accumulated comprehensive loss” on the balance sheet and is reflected in the Statement of Comprehensive Income (Loss) as “Pension liability adjustment”. The Company used a discount rate of 3.0% to calculate the projected benefit obligation and the periodic benefit cost calculation for the respective years presented. The Company recorded a reduction in the net liability from such adjustment, net of tax of $5,000 and $28,000 for the years ended September 30, 2009 and 2008, respectively. The accumulated comprehensive loss on the consolidated balance sheets reflects the cumulative balance due to the pension liability adjustment. As of September 30, 2009, the liability was paid off and thus, there was no remaining accumulated comprehensive loss to be recognized in future periods.
(3) RECENT ACCOUNTING STANDARDS:
In June 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. TeamStaff conducts business solely in the U.S. and, as a result, files income tax returns for U.S., New Jersey and various other states and jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities. The Company’s tax returns for years subsequent to fiscal 2005 are open, by statute, for review by authorities. However, at present, there are no ongoing income tax audits or unresolved disputes with the various tax authorities that the Company currently files or has filed with. Given the Company’s substantial net operating loss carryforwards, which are subject to a full valuation allowance, as well as the historical operating losses in prior periods, the adoption of this guidance on October 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of the adoption date or for subsequent periods.
In September 2006, the FASB issued a standard which defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expanded disclosures about fair value measurements. This standard was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. In February 2008, the FASB issued supplemental guidance in the form of a staff position, which delayed the effective date of the initial standard for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted this standard on October 1, 2008 with no effect on its financial position, results of operations and cash flows.
In February 2007, the FASB issued a standard that permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. This standard was effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted this standard on October 1, 2008 with no effect on its financial position, results of operations and cash flows.
In March 2008, the FASB issued a standard which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable users of the financial statements to better understand the effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on our consolidated financial statements.
In June 2009, the FASB issued a standard which stipulated the FASB Accounting Standards Codification™ is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

(4) DISCONTINUED OPERATIONS:
Sale of Nursing Innovations Division
Effective January 27, 2008, TeamStaff, Inc. completed the sale of its per diem nurse staffing business located in Memphis, Tennessee and operating under the name of Nursing Innovations, to Temps, Inc. Under the terms of the definitive Asset Purchase Agreement, dated as of January 29, 2008 (“Asset Purchase Agreement”), the Company received a cash purchase price of $447,000 for the acquired business and related assets. Of the purchase price, a defined amount was escrowed for a period of six months from the closing date. Temps, Inc. released approximately $89,000 escrow to Teamstaff in the fourth quarter of 2008.
Net revenues and net loss for the Nursing Innovations per diem operations for 2008 were $0.7 million and $42,000 respectively.
Sale of TeamStaff Rx
Based on an analysis of historical and forecasted results and the Company’s strategic initiative to focus on core business, in the fourth quarter of fiscal 2009, the Company approved and committed to a formal plan to divest the operations of TeamStaff Rx, our wholly-owned subsidiary, based at its Clearwater, Florida location. In evaluating the facets of TeamStaff Rx’s operations, management concluded that this business component meets the definition of a discontinued operation. Accordingly, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx for all periods presented have been reclassified in the accompanying consolidated financial statements from those of continuing businesses.
Effective December 28, 2009, TeamStaff and TeamStaff Rx entered into a definitive Asset Purchase Agreement with Advantage RN, providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provides that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which (i) $350,000 in cash was paid at the closing, and (ii) $75,000 is subject to an escrowed holdback as described in the Asset Purchase Agreement. Additionally, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. Under the terms of the Asset Purchase Agreement, Advantage RN will not assume any debts, obligations or liabilities of TeamStaff Rx nor will it purchase any accounts receivable outstanding as of the closing date.
Condensed financial statement information and results of discontinued operations are as follows:

	For the Fiscal Years Ended
	September 30,	September 30,
(amounts in thousands)	2009	2008
Revenues	$8,342	$14,766
Direct expenses	6,537	11,649
Selling, general and administrative expenses	4,152	5,142
Impairment charge-intangible assets	2,305	—
Other expense, net	79	24

Net loss	$(4,731)	$(2,049)

There were no tax benefits associated with the losses from these discontinued operations.

The following chart details assets and liabilities from all discontinued operations (amounts in thousands):

	September 30,	September 30,
	2009	2008
ASSETS
Cash	$245	$—
Accounts receivable	674	1,011
Other current assets	124	102

Total current assets	1,043	1,113

Fixed assets	1,878	1,859
Accumulated depreciation	(1,602)	(1,464)

Net fixed assets	276	395

Goodwill and intangibles	99	2,355

Other assets	—	15

Total assets	$1,418	$3,878

Liabilities
Current portion capital leases	$44	$40
Accrued payroll	237	177
Accrued expenses and other current liabilities	111	164

Total current liabilities	392	381

Long term capital leases	39	83

Other long term liabilities	25	90

Total liabilities	$456	$554

Activity in the liabilities of discontinued operations is as follows:

	September 30,	Expensed	Paid This	September 30,
	2007 Balance	This Period	Period	2008 Balance
Current portion capital leases	$45	$4	$(9)	$40
Accrued payroll	279		(102)	177
Accrued expenses and other current liabilities	228	135	(199)	164
Capital leases	140	—	(57)	83
Other long term liabilities	123		(33)	90

Total	$815	$139	$(400)	$554

	September 30,	Expensed	Paid This	September 30,
	2008 Balance	This Period	Period	2009 Balance
Current portion capital leases	$40	$4	$—	$44
Accrued payroll	177	60	—	237
Accrued expenses and other current liabilities	164	2	(55)	111
Capital leases	83	—	(44)	39
Other long term liabilities	90	—	(65)	25

Total	$554	$66	$(164)	$456

Management anticipates that the Company will report a net loss from discontinued operations through the effective date of the sale to Advantage RN, which will include an estimated charge of $0.2 million for severance to certain TeamStaff Rx employees. Although there are certain conditions on the collection of amounts that are held in escrow, the Company expects to settle such matters in the second quarter of the fiscal year ending September 30, 2010. In addition, management estimates that the Company will incur a loss on the disposal of TeamStaff Rx approximating $0.3 million principally from recognition of the remaining unfunded operating lease payments. The measurement date for recording this liability is December 31, 2009. These amounts are preliminary and subject to change based on future events; the ultimate amount could significantly differ from these current estimates.

(5) INCOME TAXES:
TeamStaff accounts for income taxes in accordance with the “liability” method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.
In the fiscal year ended September 30, 2006, after an assessment of all available evidence (including historical and forecasted operating results), management concluded that realization of the Company’s net operating loss carryforwards (which includes those amounts acquired in previous years’ business combinations, collectively “NOLs”), tax credits and other deferred tax assets, could not be considered more likely than not. Accordingly, for the fiscal years ended September 30, 2009, 2008 and 2007, the Company did not record a tax benefit for NOLs.
Based on similar assessments, the Company increased (decreased) the valuation allowance established on deferred tax assets by approximately $1.8 million and $(0.5) million in 2009 and 2008, respectively. The increase in the valuation allowance for the fiscal year ended September 30, 2009 was principally due to the Federal NOL and the asset impairment charge while the net decrease of $0.5 in 2008 related to the Federal NOL, offset by a decrease of approximately $1.1 representing adjustments to state NOLs and other fully reserved deferred tax assets. The primary reason for the NOL generated in 2008 relates to the realized tax loss (unrealized in 2007) on the sale of the Nursing Innovations discontinued operation’s assets (see Note 4).
Based on an assessment performed as of September 30, 2009 and 2008, the Company has maintained a full valuation allowance against remaining NOLs and other deferred tax assets; as the realization of such amounts, at those dates, could not be considered more likely than not. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely that not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of such NOLs), to offset future periods’ taxable income.
In the fiscal year ended September 30, 2009, the Company recognized a tax benefit of $28,000 related to a refund from a state. In the fiscal year ended September 30, 2008 the Company recorded tax expense of $60,000 related to certain estimated state taxes due which could not be offset by an NOL from those specific states.
At September 30, 2009 the Company had net operating losses of approximately $30.4 million, $15.1 million and $.7 million for U.S., New Jersey and other states’ tax return purposes, respectively, and unutilized tax credits approximate $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2029.
An analysis of TeamStaff’s deferred tax asset and liability (including those related to TeamStaff Rx) is as follows (Amounts in thousands):

	Years Ended September 30,
	2009	2008
Deferred income tax asset:
Net operating loss carry forwards and tax credits	$12,977	$12,102
Workers’ compensation reserves	(115)	(160)
Occupancy leases	—	55
Pension	—	28
Deferred rent	35	37
Accrued liabilities	335	235
Stock based compensation	133	68
Fixed and intangible assets	(252)	(997)
Other items, net	7	1
Valuation allowance	(13,120)	(11,369)

	$—	$—

The significant components of the expense (benefit) for income taxes from continuing operations are summarized as follows-

	Years Ended September 30,
(Amounts in thousands)	2009	2008
Current expense (benefit)	$(28)	$60
Deferred expense (benefit)	—	—

Total expense (benefit)	$(28)	$60

The following table indicates the significant differences between the Federal statutory rates and TeamStaff’s effective tax rate for continuing operations-

	Years Ended September 30,
(Amounts in thousands)	2009	2008
Federal statutory rate	$157	$1,139
State taxes, net	(28)	60
Valuation allowance	(157)	(1,139)

	$(28)	$60

(6) DEBT:
On March 28, 2008, we entered into an Amended and Restated Loan and Security Agreement dated as of March 28, 2008 (the “Loan Agreement”) with Business Alliance Capital Company (“BACC”), a division of Sovereign Bank (“Sovereign” or “Lender”). Effective April 1, 2008, BACC changed its name to Sovereign Business Capital. Under the Loan Agreement, the Lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3,000,000, subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets. Previously in 2005, the Company and PNC Bank, National Association (“PNC”) had entered into an $8,000,000 revolving credit facility (“PNC Loan Facility”). Pursuant to the Loan Agreement, the Lender (i) acquired by assignment from PNC all right, title and interest of PNC under the PNC Loan Facility, the PNC note and related loan documentation, and (ii) restructured the PNC Loan Facility into a $3,000,000 revolving credit facility with a 3 year term. The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The facility is for a term of 36 months and matures on March 31, 2011. Interest on amounts due accrue on the daily unpaid balance of the loan advances at a per annum rate of 0.25% percentage point above the Prime Rate in effect from time to time, but not less than 5.5% per annum.
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
In connection with the disposition of the assets of our TeamStaff Rx subsidiary, we were required to obtain the consent of Sovereign. On January 12, 2010 we were granted such consent. As a condition to such consent, however, Sovereign reduced the maximum amount available under such loan facility from $3.0 million to $2.0 million. As of September 30, 2009 and 2008, there was no debt outstanding under the Loan Agreement and unused availability (as defined) totaled $1.7 million and $1.8 million, respectively, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities.
In addition, on January 11, 2010, we determined that as of September 30, 2009, we were not in compliance with the debt service coverage ratio covenant of the Loan Agreement. The Loan Agreement provides that following an event of default, Sovereign may, among other remedies provided for in the Loan Agreement, accelerate the amounts outstanding under the Loan Agreement, take such actions as it deems necessary to protect its security interest in the collateral, and terminate the Loan Agreement. In connection with its consent to the sale of the TeamStaff Rx assets and loan modification, Sovereign waived such non-compliance for the period ended September 30, 2009. Sovereign, however, reserved its rights under the Loan Agreement with respect to any future non-compliance with the debt service coverage ratio for any future period or any other provision of the Loan Agreement.

(7) CAPITAL LEASES:
The Company leases certain office equipment under non-cancelable capital lease agreements that expire at various dates through fiscal year 2012. Terms range from 36 to 63 months. Interest rates range from 7.5% to 10.1%. As of September 30, 2009 and 2008, the Company has recorded $1.0 million in gross capital leases and accumulated depreciation of $0.9 million and $0.8 million, respectively.
Future lease payments at September 30, 2009 are as follows (amounts in thousands):

Years Ending September 30,
2010	$24
2011	20
2012	9

Total minimum lease payments	53
Amounts representing interest	(6)

47
Less current portion	(20)

Long term portion	$27

(8) OTHER CURRENT ASSETS:
Other current assets at September 30, 2009 and 2008 consist of the following (amounts in thousands):

	2009	2008
Miscellaneous receivables	$87	$381
Prepaid insurance	57	66
Miscellaneous prepaid expense	34	20
Security deposits	4	5
Prepaid income taxes	43	—
Other	32	33

	$257	$505

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
Accrued expenses and other current liabilities at September 30, 2009 and 2008 consist of the following (amounts in thousands):

	2009	2008
Accrued benefits and incentives	$406	$482
Accrued bonus	50	588
Accrued interest	75	75
Accrued occupancy	50	72
Accrued payroll taxes	70	66
Accrued professional fees	487	297
Other	103	330

	$1,241	$1,910

(10) COMMITMENTS AND CONTINGENCIES:
Potential Contractual Billing Adjustments
At September 30, 2009, TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At September 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during the second quarter of fiscal 2010. TeamStaff is currently in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2010. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

Leases
Minimum payments including those of discontinued businesses, net of expected sublease payments, under non-cancelable operating lease obligations at September 30, 2009 are as follows (amounts in thousands):

Years Ending September 30,

2010	$474
2011	285
2012	132
2013	85
2014	88
2015	60

$1,124

Rent expense, net of sublease income, under all operating leases in fiscal year ended September 30, 2009, was $483,000, of which $148,000 is attributed to continuing operations and $335,000 is attributed to discontinued operations. Rent expense, net of sublease income, under all operating leases in fiscal year ended September 30, 2008, was $542,000, of which $167,000 is attributed to continuing operations and $375,000 is attributed to discontinued operations. At September 30, 2009 there is one remaining occupancy sublease.
As discussed in Note 4, as part of the sale of TeamStaff Rx, Advantage RN will have the right to use, through February 28, 2011, the premises located in Clearwater, Florida that was used by TeamStaff Rx for its principal executive offices. In connection with such use, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of (i) $25,000 payable at the closing and (ii) an additional $100,000 payable in 10 equal monthly installments of $10,000 payable on the first day of each calendar month beginning on March 1, 2010 until December 1, 2010. In addition, the Company anticipates incurring a loss on the disposal of TeamStaff Rx principally from recognition of the remaining unfunded operating lease payments at this facility. The measurement date for recording this liability is December 31, 2009.
Prepaid Workers’ Compensation
From November 17, 2003 through April 14, 2009, inclusive, TeamStaff’s workers’ compensation insurance program was provided by Zurich American Insurance Company (“Zurich”). This program covered TeamStaff’s temporary, contract and corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and is subject to a policy year-end audit. Effective April 15, 2009, TeamStaff entered into a partially self-funded workers’ compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010. The Company will pay a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The Company accrues for estimated claims incurred based on data provided by its insurance carrier.
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and management’s overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at September 30, 2009, the remaining prepaid asset of $0.3 million will be received within the next twelve to thirty-six months. A portion of this is reflected on TeamStaff’s balance sheet as of September 30, 2009 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of September 30, 2009 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.

Payroll Taxes
TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. Based upon the most recent correspondence from the IRS and an assessment of open periods, we believe that our liability of $1.1 million at September 30, 2009 (recorded in accounts payable) is fairly stated. Interest expense would accrue on such amounts through the ultimate payment date, unless waived by the IRS. In fiscal 2009, the Company paid $1.1 million, related to this matter.
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
Legal Proceedings
RS Staffing Services, Inc.
On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary, TeamStaff GS, formerly known as RS Staffing Services, requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing Services. The subpoena stated that it was issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the DVA. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division (“DOJ”), along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provides contract staffing at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services.
The government has advised TeamStaff that the DOJ has no intent to charge TeamStaff or any of its subsidiaries or employees in connection with the Federal investigation of contract practices at various government owned/contractor operated facilities. TeamStaff remains committed to cooperate with the DOJ’s continued investigation of other parties.
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million and interest of $150,000 was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable. Such agreement has been extended to February 28, 2010. As of September 30 2009, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $21,000 and $219,000 during fiscal 2009 and 2008, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any. Accordingly, the Company has expensed costs incurred related to the investigation through September 30, 2009.

Other Matters
On October 2, 2008, the United States Equal Employment Opportunity Commission (“EEOC”) issued a subpoena to TeamStaff GS regarding the alleged wrongful termination of certain employees who were employed at a federal facility staffed by TeamStaff GS contract employees. The wrongful termination is alleged to have occurred when the former employees were terminated because they could not satisfy English proficiency requirements imposed by the Federal government. TeamStaff GS has produced all documents that it believes were required by the subpoena and has submitted its position statement to the EEOC. It is unclear, at present, if or when the EEOC will respond.
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
In connection with its medical staffing business, TeamStaff is exposed to potential liability for the acts, errors or omissions of its contract medical employees. The professional liability insurance policy provides up to $5,000,000 aggregate coverage with a $2,000,000 per occurrence limit. Although TeamStaff believes the liability insurance is reasonable under the circumstances to protect it from liability for such claims, there can be no assurance that such insurance will be adequate to cover all potential claims.
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
During the fiscal year ended September 30, 2009, the Company terminated certain management and staff personnel, and as a result, incurred severance related expenses of approximately $169,000, of which $165,000 is included in results of discontinued operations; at September 30, 2009 the remaining liability from these arrangements was approximately $108,000, which is included in accrued expenses.
During the fiscal year ended September 30, 2008, the Company terminated certain executives, management and staff personnel, and as a result, incurred severance related expenses of approximately $0.2 million (included in selling, general and administrative expense); at September 30, 2008 the remaining liability from these arrangements was approximately $74,000, which was included in accrued expenses.
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
(11) SHAREHOLDERS’ EQUITY:
Stock Warrants
During the fiscal year ended September 30, 2009, TeamStaff granted no warrants, no warrants expired unexercised and no warrants were exercised. During the fiscal year ended September 30, 2008, TeamStaff granted no warrants, 149,500 warrants expired unexercised and no warrants were exercised. At September 30, 2009, there are no warrants outstanding.

Stock Option Plans
2000 Employee Stock Option Plan
During 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the “2000 Plan”) to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff’s common stock to all employees, including senior management. The 2000 Plan replaces the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Code, or options which do not so qualify (“Non-ISO’s”). As of September 30, 2009 and 2008, there were 4,500 and 17,000 options, respectively, outstanding under the 2000 Plan.
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
Non-Executive Director Plan
In fiscal year 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the “2000 Director Plan”) to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the 2000 Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. However, the granting of options to non-employee directors was suspended for fiscal 2007, 2008 and 2009. The 2000 Director Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. For fiscal years 2005 through 2009 there were no purchases of discounted restricted stock. The 2000 Director Plan replaced the previous Director Plan that expired in April 2000. As of September 30, 2009 and 2008, there were 10,625 and 15,625 options, respectively, held by directors outstanding.
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
The fair value of previously issued options at the date of grant historically was estimated using the Black-Scholes option pricing model. The Company took into consideration pertinent accounting guidance and SEC Staff Accounting Bulletin No. 107 when reviewing and updating assumptions. The expected volatility was based upon historical volatility of our stock and other contributing factors. The expected term was based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data.

The following tables summarize the activity in TeamStaff’s various stock option plans for the years ended September 30, 2009 and 2008:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Pretax
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
Options outstanding, September 30, 2007	59,125	$8.80	2.2	$0
Granted	—	—
Exercised	—	—
Cancelled	(26,500)	$9.47

Options outstanding, September 30, 2008	32,625	$8.09	1.8	$0
Granted	—	—
Exercised	—	—
Cancelled	(17,500)	$9.12

Options outstanding, September 30, 2009	15,125	$6.30	1.6	$0

As of September 30, 2009 and 2008, all options had vested and were exercisable.
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
A summary of activity in restricted stock is as follows:

		Weighted
	Number Of	Average Grant-
	Shares	Date Fair Value
Restricted stock outstanding, September 30, 2007	55,000	$5.32
Granted	147,500	$2.58
Issued	(21,250)	$3.32
Cancelled	(28,334)	$4.58

Restricted stock outstanding, September 30, 2008	152,916	$3.09
Granted	341,612	$1.76
Issued	(93,278)	$3.11
Cancelled	(10,000)	$1.70

Restricted stock outstanding, September 30, 2009	391,250	$1.96

During the year ended September 30, 2009, TeamStaff granted awards of restricted stock under its 2006 Plan. An aggregate of 341,612 restricted shares were awarded to employees and non-employee directors at the closing price on the award dates. Of this award, 16,612 shares vested immediately, resulting in a charge of $25,000; 10,000 shares were cancelled; and 315,000 shares will vest upon satisfaction of certain performance criteria. In addition, $196,000 related to current and prior periods’ grants was recognized as an expense. The Company will not recognize expense on 315,000 shares of these awards until it is probable that these performance conditions will be achieved. Such charges could be material in future periods. During the fiscal year ended September 30, 2009, 10,000 unvested shares were cancelled. As of September 30, 2009, approximately $282,000 of unrecognized compensation costs related to non-vested non-performance based restricted stock awards is expected to be recognized in future periods.
During the year ended September 30, 2008, TeamStaff granted awards of restricted stock under its 2006 Plan. An aggregate of 147,500 restricted shares were awarded to employees and non-employee directors at the closing price on the award dates. Of this award, 47,500 shares vested immediately, resulting in a charge of $115,000; 23,750 shares vested at September 30, 2008 based upon satisfaction of certain performance criteria, resulting in a charge of $59,000 (included in accrued expenses at that date); and 76,250 shares will vest upon satisfaction of certain performance criteria. In addition, $44,000 related to prior periods’ grants was recognized as an expense. Of the restricted shares awarded in fiscal 2008, 30,000 shares were awarded to the Company’s non-employee directors and are subject to vesting as follows: fifty percent of all such shares of restricted stock shall vest when the volume-weighted average share price of the Company’s common stock over any twenty consecutive trading days exceeds the price on the date of grant by 20%, with the remaining fifty percent vesting one year thereafter. As permitted, the Company will not recognize expense on 76,250 shares of these awards until it is probable that these performance conditions will be achieved. Such charges could be material in future periods. During the fiscal year ended September 30, 2008, 28,334 unvested shares were cancelled. As of September 30, 2008, approximately $23,000 of unrecognized compensation costs related to non-vested non-performance based restricted stock awards is expected to be recognized during fiscal 2009.
At September 30, 2009 and 2008 the number of unvested shares under this program totaled 391,250 and 82,084, respectively. At September 30, 2009 the Company had reserved 6,160,409 shares of common stock for issuance under various option, shares and warrant plans and arrangements.

During the fiscal year ended September 30, 2009, the Company did not issue any equity grants of securities to its board members. However, on October 13, 2009, the Board of Directors approved the issuance of 42,500 shares of restricted stock to the Company’s non-employee directors. Such shares were vested on the grant date. The estimated expense that will be recognized in the first quarter of fiscal 2010 approximates $57,000.
Subsequent to September 30, 2009, the Company approved a grant of options to purchase 30,000 shares of Common Stock to the Company’s Chief Executive Officer in connection with his execution of a new employment agreement. The options awarded to Mr. Filippelli are exercisable for a period of five years at an exercise price of $1.00 per share. There will be a charge associated with this grant of approximately $14,000 in fiscal 2010. Such options will vest and become exercisable upon the termination date of this new employment agreement. In addition, on January 14, 2010, the Company granted options to purchase 75,000 shares of its Common Stock to the Company’s Chief Financial Officer in connection with the entering into of a new employment agreement on such date. Fifty percent of the options awarded to Ms. Presuto vest on the date of issuance and the balance vests on September 30, 2010, provided Ms. Presuto is in the Company’s employ as of such date. The options have a per share exercise price of $1.06 and are exercisable for a period of five years. There will be a charge associated with this grant of approximately $37,000 in fiscal 2010.
(12) QUARTERLY FINANCIAL DATA (UNAUDITED):
(Amounts in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2009
Net revenues	$12,013	$11,472	$11,344	$11,192
Gross profit	2,122	1,715	1,719	1,446
Income (loss) from operations	587	72	(42)	(231)
Income (loss) from continuing operations	569	53	126	(372)
Loss from discontinued operations (1)	(521)	(612)	(659)	(2,939)
Net income (loss)	48	(559)	(533)	(3,311)
Earnings (loss) per share from continuing operations — Basic	$0.12	$0.01	$0.03	$(0.08)
Net earnings (loss) per share — Basic	$0.01	$(0.11)	$(0.11)	$(0.68)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2008
Net revenues (2)	$10,465	$13,666	$14,634	$19,754
Gross profit	1,700	2,195	2,648	2,401
Income from operations	469	735	929	731
Income from continuing operations	347	641	1,184	1,023
Loss from discontinued operations	(312)	(577)	(643)	(517)
Net income	35	64	541	506
Earnings per share from continuing operations — Basic and Diluted	$0.07	$0.13	$0.25	$0.21
Net earnings per share — Basic and Diluted	$0.01	$0.01	$0.11	$0.11

(1)	Reflects impairment charge in the fourth quarter on TeamSTaff Rx intangible assets of $2.3 million.

(2)	Revenues for the 2nd, 3rd and 4th quarter of fiscal 2008 include retroactive billings for Teamstaff GS in the amount of $1.5 million, $2.1 million and $7.2 million, respectively, described in Note 10.
(13) EMPLOYEE BENEFIT PLANS:
As of September 30, 2009, TeamStaff and its subsidiaries currently maintain a defined contribution and a supplemental pension plan.
As of January 1, 2004, TeamStaff adopted the TeamStaff 401(k) Plan (the “401(k) Plan”) for the benefit of its eligible employees. Any TeamStaff corporate (non worksite) employee is immediately eligible upon hire for participation in the 401(k) Plan. TeamStaff may provide a discretionary matching contribution of 25% of each of the first 4% of a participant’s elective contributions under the 401 (k) Plan. TeamStaff recorded related expense of $13,000 and $18,000 respectively, in fiscal 2009 and 2008. A participant is always fully vested in his or her elective contributions and vest in Company matching contributions over a four year period.

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
The following table illustrates TeamStaff’s changes in benefit costs and pension benefit obligations for the fiscal years ended September 30, 2009 and 2008 under the SERP:

	Fiscal Year
(Amounts in thousands)	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$70	$346
Service cost	—	—
Interest Cost	—	4
Benefits paid	(70)	(280)
Actuarial loss	—	—

Benefit obligation at end of year	$0	$70

Change in plan assets
Company contribution	$70	$280
Benefits paid	(70)	(280)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$—	$(70)
Unrecognized net actuarial (gain)/loss	5	28

Net amount recognized	$5	$(42)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$—	$(70)
Accumulated other comprehensive income	5	28

Net amount recognized	$5	$(42)

Discount rate used to determine benefit cost and obligations:	3.00%	3.00%

	2009	2008
Components of net periodic benefit cost are as follows:
Interest cost	$—	$4
Recognized actuarial loss	—	9

Net periodic benefit cost	—	13
Settlement charges	8	38

Total benefit cost	$8	$51

Other disclosure items at end of year:
Projected benefit obligation	$—	$70

Fair value of plan assets	—	—

Increase in pension liability included in other comprehensive income	$(8)	$(46)

For unfunded plans, contributions to the SERP are the benefit payments made to participants. For years ended September 30, 2009 and 2008, TeamStaff made benefit payments of $70,000 and $280,000, respectively. There are no benefit payments remaining related to the SERP.
During fiscal year 2004, TeamStaff and plan participants agreed on optional payment forms effectively accelerating benefit payments. Beginning in fiscal year 2004 and ending in fiscal year 2009, the SERP settles liabilities by paying benefit obligations to participants. Each quarter, a settlement charge was recognized to account for settling of liabilities. A settlement charge of $8,000 and $38,000 was recognized during fiscal 2009 and 2008, respectively.
(14) ECONOMIC DEPENDENCY:
A major customer is defined as a customer from which the Company derives at least 10% of its revenues. For the fiscal year ended September 30, 2009, Teamstaff GS generated approximately 98.2% of the Company’s overall consolidated revenues from agencies of the United States Government. Through its FSS contracts primarily with the DVA, the Company had four specific customers who totaled 31%, 23%, 12% and 11% of the Company’s overall consolidated revenues. We anticipate that the DVA may release new requests for proposals related to staffing services with these four customer facilities in 2010. In such an event, the Company intends to submit a proposal to address any such solicitation. Although the Company believes it is well positioned to continue its relationship with the DVA, no assurances can be given that in the event the DVA issues such a solicitation, that any purchase orders would be awarded to the Company or if it is granted subsequent orders, that such orders would be of a scope comparable to the services that the Company has provided to date.
For the fiscal year ended September 30, 2008, Teamstaff GS generated approximately 96.7% of the Company’s overall consolidated revenues from agencies of the United States Government. Through its FSS contracts primarily with the DVA, the Company had three specific customers who totaled 39%, 17% and 10% of the Company’s overall consolidated revenues.
Accounts receivable from agencies of the United States Government totaled $11.4 million and $11.9 million at September 30, 2009 and 2008, respectively. As discussed in Note 10, included in revenue derived from the Federal government in 2008 are retroactive adjustments that totaled $10.8 million. $9.3 million of this amount is included in accounts receivable (unbilled)at September 30, 2009. Such revenue is not expected to recur in future periods.
(15) SUBSEQUENT EVENTS:
Management evaluated subsequent events through January 19, 2010, the date the Company’s financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through January 19, 2010, which is the date that these financial statements are issued.
Disposition of TeamStaff Rx Assets
On December 28, 2009, TeamStaff and TeamStaff Rx, our wholly-owned subsidiary, entered into a definitive Asset Purchase Agreement with Advantage RN, providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provides that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which (i) $350,000 in cash was paid at the closing, and (ii) $75,000 is subject to an escrowed holdback as described in the Asset Purchase Agreement. Additionally, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of (i) $25,000 payable at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. Under the terms of the Asset Purchase Agreement, Advantage RN did not assume any debts, obligations or liabilities of TeamStaff Rx nor did it purchase any accounts receivable outstanding as of the closing date. Upon the completion of the sale, the employment agreement of Dale West, TeamStaff Rx’s President, was terminated, with an effective date as of December 28, 2009 in accordance with its terms. Ms. West will be entitled to receive certain termination compensation and benefits pursuant to such employment agreement.

Employment Agreement with Chief Executive Officer
On November 3, 2009, the Company announced in a press release that Mr. Rick J. Filippelli, who has served as the Registrant’s President and Chief Executive Officer since January 2007, has informed the Board of his intent to resign from such positions in connection with the Company’s strategic shift in its current business plan. Mr. Filippelli’s resignation as President and Chief Executive Officer will become effective at the end of January 2010. Mr. Filippelli has agreed to assist the Company with its transition to a new Chief Executive Officer. The Company’s Board has established a search committee to identify candidates for Chief Executive Officer. In connection with the foregoing, on November 2, 2009, the Company entered into a new employment agreement with Mr. Filippelli, the material terms of which are summarized below. As used in the following summary, the term “Executive” shall refer to Mr. Filippelli. The following description of this employment is qualified in its entirety by reference to the full text of such agreement. The new employment agreement supersedes and replaces the employment agreement that the Company entered into with Mr. Filippelli on April 17, 2008.
The new employment agreement is dated November 2, 2009, is effective as of October 1, 2009 and expires January 31, 2010, unless both parties agree to extend the term. Under the employment agreement, the Executive will receive a base salary of $290,000 per annum and may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors. Under the new employment agreement, Mr. Filippelli was granted options to purchase 30,000 shares of common stock. The options are exercisable for five years from the date of grant and vest upon the termination date, as defined in the new employment agreement, provided the Executive complies with the obligations described therein. The exercise price of the options shall be equal to closing price of the Company’s common stock on the execution date of the new employment agreement.
In the event of a termination of Executive’s employment by the Executive for good reason (as defined in the employment agreement), (a) the Executive’s right to purchase shares of common stock of the Company pursuant to any stock option or stock option plan shall immediately fully vest and become exercisable, (b) the exercise period in which he may exercise his options to purchase common stock shall be extended to the duration of their original term, as if he remained an employee of the Company, and (c) the terms of such options shall be deemed amended to reflect the foregoing provisions. Further, in the event of a termination of the Executive’s employment for cause, options granted and not exercised as of the termination date shall terminate immediately and be null and void. In the event of a termination of Executive’s employment due to his death or disability, the Executive’s (or his estate’s or legal representative’s) right to exercise any stock option, to the extent vested as of the termination date, shall remain exercisable for a period of twelve (12) months following the termination date, but in no event after the expiration of the exercise period. In the event of a termination of Executive’s employment other than for good reason, his right to exercise the stock options, to the extent vested as of the termination date, shall remain exercisable for a period of three months following the termination date, but in no event after the expiration of the exercise period.
The employment agreement further provides that in the event of a change in control (as defined in the employment agreement), or termination without cause by the Company or for good reason (as defined in the employment agreement) by the Executive, the conditions to the vesting of any outstanding restricted stock awards granted to the Executive shall be deemed void and all such shares shall be immediately and fully vested and delivered to the Executive.
In the event of the termination of employment by us without “cause” or by the Executive for “good reason,” as those terms are defined in the employment agreement, or in the event his employment is terminated due to his disability, the Executive would be entitled to: (a) a severance payment of 12 months of base salary; (b) continued participation in our health and welfare plans for a period not to exceed 18 months from the termination date; and (c) all compensation accrued but not paid as of the termination date. In the event of the termination of his employment due to his death, the Executive’s estate would be entitled to receive all compensation accrued but not paid as of the termination date and continued participation in our health and welfare plans for a period not to exceed 18 months from the termination date. If the Executive’s employment is terminated by us for “cause” or by him without “good reason,” he is not entitled to any additional compensation or benefits other than his accrued and unpaid compensation.

In the event that within 180 days of a “Change in Control”, as defined in the employment agreement, (a) the Executive is terminated, or (b) his status, title, position or responsibilities are materially reduced and the Executive terminates his employment, the Company shall pay and/or provide to the Executive, the following compensation and benefits: (A) The Company shall pay the Executive, in lieu of any other payments due hereunder, (i) the accrued compensation; (ii) the continuation benefits; and (iii) as severance, base salary for a period of 12 months, payable in one lump sum following the termination date; and (B) The conditions to the vesting of any outstanding incentive awards (including restricted stock, stock options and granted performance shares or units) granted to the Executive under any of the Company’s plans, or under any other incentive plan or arrangement, shall be deemed void and all such incentive awards shall be immediately and fully vested and exercisable. Further, any such options shall be deemed amended to provide that in the event of termination after a change of control, the options shall remain exercisable for the duration of their term. Notwithstanding the foregoing, if the payments due in the event of a change in control would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code. The priority of the reduction of excess parachute payments shall be in the discretion of the Executive.
Pursuant to the employment agreement, the Executive is subject to customary confidentiality, non-solicitation of employees and non-competition obligations that survive the termination of such agreement.
Employment Agreement with Chief Financial Officer
On January 14, 2010, the Company entered into a new employment agreement with Ms. Presuto, the terms of which are summarized below. The following description of our new employment agreement with Ms. Presuto is qualified in its entirety by reference to the full text of such agreement.
The employment agreement is for an initial term expiring September 30, 2010. Under the employment agreement, Ms. Presuto will receive a base salary of $181,000. The term of the agreement is effective as of October 1, 2009. Upon any termination of the Employee’s employment on or after the expiration date, other than cause (as defined in the employment agreement), Ms. Presuto will be entitled to the severance payment described below. Ms. Presuto may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors of up to 50% of her base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the Management Resources and Compensation Committee.
Ms. Presuto received a grant of options to purchase 75,000 shares of common stock under the Company’s 2006 Long Term Incentive Plan. The vesting schedule applicable to the options is as follows: 50% of the options shall vest on the date of the agreement and the balance shall vest on September 30, 2010, provided Ms. Presuto is an employee as of such date. The options are exercisable for a period of five years at a per share exercise price equal to the closing price of the Company’s common stock on the date of execution of the employment agreement.
In the event of the termination of her employment, the Options will be governed by the terms of the 2006 Plan, except that the following provisions shall apply: (a) in the event Ms. Presuto’s employment is terminated for cause, options granted and not exercised as of the termination date shall terminate immediately and be null and void; (b) in the event her employment with the Company is terminated due to her death, or disability, her (or her estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the date of termination shall remain exercisable for a period of 12 months, but in no event after the expiration of the option; (c) in the event Ms. Presuto elects to terminate her employment other than for good reason (as defined in the agreement), her right to purchase shares of common stock of the Company pursuant to any stock option or stock option plan to the extent vested as of the date of termination shall remain exercisable for a period of three months following such termination date, but in no event after the expiration of option; and (d) in the event of (A) a Change of Control, as defined in the agreement, (B) employee’s termination by the Company without cause or; (C) termination by employee for good reason, the conditions to the vesting of any outstanding restricted stock awards or options granted under the agreement shall be deemed void and all such shares and options shall be immediately and fully vested and delivered to the employee and all outstanding options shall remain exercisable for a period of 24 months following the date of termination, but in no event after the expiration date of any such option.
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

SCHEDULE I
TEAMSTAFF, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008
(Amounts in thousands)

		(c)
		Additions
	(b)	Charged to		(e)
	Balance at	(reversed from)	(d)	Balance at
(a)	Beginning of	Costs and	Deductions –	End of
Description	Year	Expenses	Net Adjustments	Year

Year Ended September 30, 2009

Allowance for doubtful accounts on trade receivables	$—	$—	$—	$—

Deferred tax valuation allowance	$11,369	$1,751	$—	$13,120

Year Ended September 30, 2008

Allowance for doubtful accounts on trade receivables (1)	$6	$4	$(10)	$—

Deferred tax valuation allowance	$11,843	$—	$(474)	$11,369

(1)	Reflects reclassification of discontinued operations in 2009.

S-1