Form 10-Q
period 2009-12-31
TEAMSTAFF INC
filed 2010-02-16
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-18492
TEAMSTAFF, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-1899798 (I.R.S. Employer Identification No.)

1 Executive Drive, Suite 130 Somerset, New Jersey (Address of principal executive offices)	08873 (Zip Code)
(866) 352-5304
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,940,982 shares of Common Stock, par value $.001 per share, were outstanding as of February 12, 2010.

TEAMSTAFF, INC.
FORM 10-Q
For the Quarter Ended December 31, 2009

Part I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	December 31,	September 30,
ASSETS	2009	2009
	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$1,661	$2,992
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2009 and September 30, 2009	11,646	11,427
Prepaid workers’ compensation	497	517
Other current assets	277	257
Assets from discontinued operations	939	1,418

Total current assets	15,020	16,611

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	2,262	2,262
Computer equipment	255	255
Computer software	906	788
Leasehold improvements	9	9

	3,432	3,314

Less accumulated depreciation and amortization	(3,080)	(3,054)

Equipment and improvements, net	352	260

TRADENAME	3,924	3,924

GOODWILL	8,595	8,595

OTHER ASSETS	253	267

TOTAL ASSETS	$28,144	$29,657

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	December 31,	September 30,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2009	2009
	(unaudited)

CURRENT LIABILITIES:
Bank line of credit	$40	$—
Notes payable	1,500	1,500
Current portion of capital lease obligations	19	20
Accrued payroll	10,256	10,694
Accounts payable	2,022	1,890
Accrued expenses and other current liabilities	1,151	1,241
Liabilities from discontinued operations	826	392

Total current liabilities	15,814	15,737

CAPITAL LEASE OBLIGATIONS, net of current portion	21	27

OTHER LONG TERM LIABILITY, net of current portion	48	13

LONG TERM LIABILITIES FROM DISCONTINUED OPERATION	105	64

Total Liabilities	15,988	15,841

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 4,943 at December 31, 2009 and 4,900 at September 30, 2009, respectively; outstanding 4,941 at December 31, 2009 and 4,898 at September 30, 2009, respectively	5	5
Additional paid-in capital	69,249	69,124
Accumulated deficit	(57,074)	(55,289)
Treasury stock, 2 shares at cost at December 31, 2009 and September 30, 2009	(24)	(24)

Total shareholders’ equity	12,156	13,816

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,144	$29,657

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2009	2008

REVENUES	$10,793	$12,013

DIRECT EXPENSES	9,431	9,891

GROSS PROFIT	1,362	2,122

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,657	1,507

OFFICER SEVERANCE	310	—

DEPRECIATION AND AMORTIZATION	26	28

(Loss) income from operations	(631)	587

OTHER INCOME (EXPENSE)
Interest income	3	14
Interest expense	(23)	(25)
Other income, net	1	4
Legal expense related to pre-acquisition activity of acquired company	(1)	(7)

	(20)	(14)

(Loss) income from continuing operations before taxes	(651)	573

INCOME TAX BENEFIT	—	(4)

(Loss) income from continuing operations	(651)	569

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations	(785)	(521)
Loss from disposal	(349)	—

Loss from discontinued operations	(1,134)	(521)

NET (LOSS) INCOME	$(1,785)	$48

(LOSS) EARNINGS PER SHARE — BASIC
(Loss) income from continuing operations	$(0.13)	$0.12
Loss from discontinued operations	(0.23)	(0.11)

Net (loss) earnings per share	$(0.36)	$0.01

(LOSS) EARNINGS PER SHARE — DILUTED
(Loss) income from continuing operations	$(0.13)	$0.12
Loss from discontinued operations	(0.23)	(0.11)

Net (loss) earnings per share	$(0.36)	$0.01

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	4,931	4,914

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	4,931	4,920

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,785)	$48
Adjustments to reconcile net (loss) income to net cash used in operating activities, net of divested businesses:
Depreciation and amortization	26	28
Compensation expense related to employee stock option grants	14	—
Compensation expense related to director restricted stock grants	57	—
Compensation expense related to employee restricted stock grants	54	21
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	(219)	192
Other current assets	—	(10)
Other assets	14	15
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(360)	(1,659)
Other long term liabilities	(1)	(1)
Cash flows from discontinued operation	964	(427)

Net cash used in operating activities	(1,236)	(1,793)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(118)	—

Net cash used in investing activities	(118)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on revolving line of credit	40	745
Repayments on capital lease obligations	(7)	(7)
Cash flows from discontinued operation	(10)	(10)

Net cash provided by financing activities	23	728

Net decrease in cash and cash equivalents	(1,331)	(1,065)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,992	5,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,661	$4,148

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10	$12

Cash paid during the period for income taxes	$13	$61

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 (Unaudited)
(1) ORGANIZATION AND BUSINESS:
TeamStaff, Inc. and its subsidiaries (“TeamStaff” or the “Company”, also referred to as “we,” “us” and “our”), provide staffing services to the United States Department of Veterans Affairs (“DVA”) and other US governmental entities. TeamStaff’s primary operations are located in Loganville, Georgia and its principal executive office is located at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873 where its telephone number is (866) 352-5304. TeamStaff, Inc., a New Jersey corporation, was founded in 1969 as a payroll service company and evolved into a national provider of contract and permanent medical and administrative staffing services. Its principal operations are conducted through its subsidiary, TeamStaff Government Solutions, (“TeamStaff GS”), a wholly-owned subsidiary of TeamStaff, Inc. TeamStaff GS changed its name from RS Staffing Services, Inc on February 12, 2008 to reflect the subsidiary’s expanding service offerings.
On December 28, 2009, TeamStaff and TeamStaff Rx, Inc. (“TeamStaff Rx”), its wholly-owned subsidiary, entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, an Ohio limited liability company (“Advantage RN”), providing for the sale of substantially all of the operating assets of TeamStaff Rx related to our business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provides that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which: (i) $350,000 in cash was paid at the closing, and (ii) $75,000 is subject to an escrowed holdback as described in the Asset Purchase Agreement. The Company and Advantage RN are in the process of determining whether the escrow release conditions have been satisfied and have not yet completed such analysis and reached agreement. Additionally, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. Under the terms of the Asset Purchase Agreement, Advantage RN did not assume any debts, obligations or liabilities of TeamStaff Rx nor did it purchase any accounts receivable outstanding as of the closing date. As described in note 3 to these consolidated financial statements, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx have been reclassified in the accompanying consolidated financial statements from those of continuing businesses for all periods presented.
Following the disposition of its TeamStaff Rx business, TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel to U.S. government entities through TeamStaff GS. The staffing services offered by TeamStaff are provided through independent Federal Supply Schedule (“FSS”) contracts through the United States General Services Administration (“GSA”). The provision of logistical and administrative personnel is accomplished through the Logistics Worldwide Schedule and medical personnel are supplied through the Professional and Allied Healthcare Staffing Services Schedule. TeamStaff also provides its staffing services to federal government agencies through competitively bid contracts and has a GSA schedule contract to provide information technology professional services. TeamStaff provides these services to the DVA, the US Department of Defense and other US governmental agencies and placed contract employees at approximately 30 facilities during the first quarter of fiscal 2010.
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
Basis of Presentation
The consolidated interim financial statements included herein have been prepared by TeamStaff, without audit, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. TeamStaff believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TeamStaff’s fiscal 2009 Annual Report on Form 10-K. This interim financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments and changes in estimates, where appropriate) to present fairly the results for the interim periods. The results of operations and cash flows for such interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include the accounts of TeamStaff and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated.
Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations, cash flows and related assets and liabilities of TeamStaff Rx have been reclassified to discontinued operations in the accompanying consolidated financial statements from those of continuing businesses for all periods presented.
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
Revenues related to retroactive billings in 2008 (see Note 4) from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectability is reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At December 31, 2009 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at December 31, 2009 and September 30, 2009. At present, the Company expects to collect such amounts by the end of the second quarter of fiscal 2010 based on current discussions and collection efforts.
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
Stock-Based Compensation
Compensation costs for the portion of awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. There was share-based compensation expense for options for the three months ended December 31, 2009 of $14,000. There was no share-based compensation expense for options for the three months ended December 31, 2008. As of December 31, 2009, there was no remaining unrecognized compensation expense related to non-vested stock option awards to be recognized in future periods.

During the three months ended December 31, 2009, TeamStaff granted 30,000 options per the terms of an employment agreement with the Company’s former Chief Executive Officer and recorded share-based compensation expense of $14,000. Also during the quarter, 4,500 options expired or were cancelled unexercised and no options were exercised. There were 40,625 options outstanding as of December 31, 2009. During the three months ended December 31, 2008, TeamStaff did not grant any options, no options expired or were cancelled unexercised and no options were exercised. There were 56,750 options outstanding as of December 31, 2008.
During the three months ended December 31, 2009, TeamStaff granted 42,500 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan (“2006 Plan”), at the closing price on the award date of $1.34. All of these shares vested immediately. Stock compensation expense associated with these grants and all other grants totaled $0.1 million for the three months ended December 31, 2009.
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

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Options outstanding, September 30, 2009	15,125	$6.30	1.6	$—
Granted	30,000	$1.00
Excercised	—
Cancelled	(4,500)	$7.84

Options outstanding and exercisable, December 31, 2009	40,625	$3.84	4.6	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on those dates. This amount changes based on the fair market value of the Company’s stock.

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Restricted stock outstanding, September 30, 2009	391,250	$1.96
Granted	42,500	$1.34
Issued	(42,500)	$1.34
Cancelled	(75,000)	$1.82

Restricted stock outstanding, December 31, 2009	316,250	$2.00

At December 31, 2009, there were 316, 250 shares of unvested restricted stock outstanding. As of December 31, 2009, approximately $227,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over the next 12 months. This amount does not include compensation costs, if any, related to conditional, performance based restricted stock awards.
At December 31, 2009, the Company had reserved 976,695 shares of common stock for issuance under various option, shares and warrant plans and arrangements.

Earnings (loss) Per Share
Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share for the 2008 period is calculated by dividing income available to common shareholders by the weighted average number of basic common shares outstanding , adjusted to reflect potentially dilutive securities.
The respective determination of weighted average shares used in the computation of earnings (loss) per share is as follows (amounts in thousands);

	Three Months Ended
	December 31,
	2009	2008
Basic:
(Loss) income from continuing operations	4,931	4,914
Loss from discontinued operations	4,931	4,914

Diluted:
(Loss) income from continuing operations	4,931	4,920
Loss from discontinued operations	4,931	4,920
Under guidance for determining earnings (loss) per share, the effects of common stock equivalents of approximately 6,000, are included (even though the shares are anti dilutive) for the three months ended December 31, 2008 in the calculation of loss per share for discontinued operations.
Income Taxes
TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2009 and September 30, 2009, the Company recorded a 100% valuation allowance against its net deferred tax assets
Recently Issued Accounting Pronouncements Affecting the Company
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
In June 2009, the FASB issued a standard which stipulated the FASB Accounting Standards Codification™ is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods that ended after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

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
Effective December 28, 2009, TeamStaff and TeamStaff Rx entered into a definitive Asset Purchase Agreement with Advantage RN, providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provides that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which (i) $350,000 in cash was paid at the closing, and (ii) $75,000 is subject to an escrowed holdback as described in the Asset Purchase Agreement. The Company and Advantage RN are in the process of determining whether the escrow release conditions have been satisfied and have not yet completed such analysis and reached agreement. Additionally, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. Under the terms of the Asset Purchase Agreement, Advantage RN will not assume any debts, obligations or liabilities of TeamStaff Rx nor will it purchase any accounts receivable outstanding as of the closing date.
Condensed financial statement information and results of discontinued operations are as follows:

	For the Three Months Ended
	December 31,	December 31,
(amounts in thousands)	2009	2008
Revenues	$1,418	$2,669
Direct expenses	1,255	2,064
Selling, general and administrative expenses	938	1,108
Other expense, net	10	18

Loss from operations	(785)	(521)
Loss from disposal	(349)	—

Net loss	$(1,134)	$(521)

Included in selling, general and administrative expense from discontinued operations is a charge of $0.1 million for severance to certain TeamStaff Rx employees, $0.3 million in various accrued expenses related to the sale and shut down of the business, and a loss on the disposal of TeamStaff Rx approximating $0.3 million principally from recognition of the remaining unfunded operating lease payments. Although there are certain conditions on the collection of amounts that are held in escrow, the Company expects to settle such matters in the second quarter of the fiscal year ending September 30, 2010. There were no tax benefits associated with the losses from these discontinued operations.

The following chart details assets and liabilities from all discontinued operations (amounts in thousands):

	December 31,	September 30,
	2009	2009
ASSETS
Cash	$—	$245
Accounts receivable	533	674
Other current assets	31	124

Total current assets	564	1,043

Fixed assets	1,878	1,878
Accumulated depreciation	(1,602)	(1,602)

Net fixed assets	276	276

Goodwill and intangibles	99	99

Other assets	—	—

Total assets	$939	$1,418

Liabilities
Current portion capital leases	$45	$44
Accrued payroll	212	237
Accrued expenses and other current liabilities	636	111

Total current liabilities	893	392

Long term capital leases	28	39

Other long term liabilities	10	25

Total liabilities	$931	$456

Activity in the liabilities of discontinued operations is as follows:

	September 30,	Expensed	Paid This	December 31,
	2009 Balance	This Period	Period	2009 Balance
Current portion capital leases	$44	$1		$45
Accrued payroll	237	0	(25)	212
Accrued expenses and other current liabilities	111	525	—	636
Capital leases	39	—	(11)	28
Other long term liabilities	25	—	(15)	10

Total	$456	$526	$(51)	$931

(4) COMMITMENTS AND CONTINGENCIES:
Payroll Taxes
TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. In fiscal 2009, the Company paid $1.1 million, related to this matter. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.

Legal Proceedings
RS Staffing Services, Inc.
On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary, TeamStaff GS, formerly known as RS Staffing Services, requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing Services. The subpoena stated that it was issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the DVA. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division (“DOJ”), along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provided contract staffing at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services.
The government has advised TeamStaff that the DOJ has no intent to charge TeamStaff or any of its subsidiaries or employees in connection with the Federal investigation of contract practices at various government owned/contractor operated facilities. TeamStaff remains committed to cooperate with the DOJ’s continued investigation of other parties.
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million and interest of $150,000 was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable. Such agreement has been extended to February 28, 2010. As of December 31, 2009, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $1,000 and $7,000 in the three months ended December 31, 2009 and 2008, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any. Accordingly, the Company has expensed costs incurred related to the investigation through December 31, 2009.
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

Potential Contractual Billing Adjustments
At December 31, 2009, TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At December 31, 2009 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2010. TeamStaff is currently in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2010. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
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
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and management’s overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at December 31, 2009, the remaining prepaid asset of $0.3 million will be received within the next twelve months. A portion of this is reflected on TeamStaff’s balance sheet as of December 31, 2009 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of December 31, 2009 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.

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
In connection with the disposition of the assets of our TeamStaff Rx subsidiary, we were required to obtain the consent of Sovereign. On January 12, 2010 we were granted such consent. As a condition to such consent, however, Sovereign reduced the maximum amount available under such loan facility from $3.0 million to $2.0 million. At December 31, 2009 there was $40,000 of debt outstanding under the Loan Agreement. As of September 30, 2009, there was no debt outstanding. Unused availability (as defined) totaled $1.6 million and $1.7 million, at December 31, 2009 and September 30, 2009, respectively, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities.
In addition, on February 12, 2010, we determined that as of December 31, 2009, we were not in compliance with the debt service coverage ratio covenant of the Loan Agreement. The Loan Agreement provides that following an event of default, Sovereign may, among other remedies provided for in the Loan Agreement, accelerate the amounts outstanding under the Loan Agreement, take such actions as it deems necessary to protect its security interest in the collateral, and terminate the Loan Agreement. We are in discussions with Sovereign regarding obtaining a waiver of our default under the debt service coverage ratio. However, no assurances can be given that Sovereign will grant any waiver or otherwise decline to exercise their rights under the Loan Agreement.
Promissory Note (see Note (4) Commitments and Contingencies: “Legal Proceedings”)
In connection with the acquisition of RS Staffing Services, TeamStaff issued two promissory notes to the former owners of RS Staffing Services as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by Sovereign described above. One half of the principal ($1.5 million) and interest ($150,000) was due and paid on June 8, 2006. The remaining principal and interest was due in June 2007. As described in Note (4) above, effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date of the $1.5 million note payable and accrued interest to February 28, 2010.
Based on contractual terms of the initial agreement and the status of the parties’ discussions, this debt at December 31, 2009 and September 30, 2009 is classified as a current liability.
(7) STOCK WARRANTS:
The Company had no outstanding warrants during the three months ended December 31, 2009 and 2008.
(8) SUBSEQUENT EVENTS:
Management evaluated subsequent events through February 16, 2010, the date the Company’s financial statements were issued. Based on this evaluation, the Company has determined except for the matters described below, that no subsequent events have occurred which require disclosure through February 16, 2010, which is the date that these financial statements are issued.

Nasdaq Compliance
On February 2, 2010, the Company received a letter from The Nasdaq Stock Market, indicating that the Company has regained compliance with the $1.00 per share minimum closing bid price requirement for continued listing on the Nasdaq Capital Market, pursuant to the Nasdaq Marketplace Rules. In the letter, Nasdaq advised the Company that this matter is now closed.
Management Transition and New Chief Executive Officer
On February 9, 2010, the Company entered into an employment agreement with Mr. Zachary C. Parker pursuant to which he will become Chief Executive Officer and President of TeamStaff commencing on February 22, 2010. Mr. Parker’s employment agreement also provides for his election to the Company’s Board of Directors effective on February 22, 2010 . Mr. Parker succeeds Rick J. Filippelli, who served as the Company’s Chief Executive Officer and President and a member of its Board of Directors. As previously reported, in the first quarter of fiscal 2010, Mr. Filippelli resigned from his positions with TeamStaff effective February 5, 2010. Also, on February 5, 2010, the Board of Directors named Cheryl Presuto, the Company’s Chief Financial Officer, as the Company’s Acting President until Mr. Parker commences employment as TeamStaff’s Chief Executive Officer and President.
The following is a description of the Company’s employment agreement with Mr. Parker, which is qualified in its entirety by reference to the full text of such agreement.
The employment agreement is for an initial term expiring September 30, 2013. Under the employment agreement, Mr. Parker will receive a base salary of $288,000. Upon any termination of the Employee’s employment on or after the expiration date, other than cause (as defined in the employment agreement), Mr. Parker will be entitled to a severance payment equal to 12 months of his then-current base salary.
Mr. Parker may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors of up to 70% of his base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the committee at the commencement of each fiscal year. For the period commencing on the effective date of the employment agreement to September 30, 2010, Mr. Parker shall be guaranteed a bonus of $45,000. The committee will establish performance targets for the balance of fiscal 2010 in consultation with Mr. Parker within 30 days of the commencement date to enable him to earn an additional bonus for fiscal 2010, not to exceed in the aggregate 70% of the portion of the base salary actually paid in fiscal 2010.
The Company granted Mr. Parker options to purchase 500,000 shares of common stock under the 2006 Plan. The options shall vest as follows: 50,000 options vest on the commencement of his employment; 150,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $3.00 per share for ten consecutive trading days; an additional 50,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $4.00 per share for ten consecutive trading days; an additional 50,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $5.00 per share for ten consecutive trading days; an additional 50,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $6.00 per share for ten consecutive trading days; an additional 50,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $7.00 per share for ten consecutive trading days; and the remaining 100,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $9.00 per share for ten consecutive trading days. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price of $1.03, which was the closing price of the Company’s common stock on the date of execution of the employment agreement. As used in the employment agreement, closing price shall mean the closing price of the Company’s common stock as reported on the principle exchange on which they are listed; provided, however, that in the event of a Change in Control, the closing price shall be equal to the “Change in Control Price”, as defined in the 2006 Plan.
In the event of the termination of his employment, the options granted under the employment agreement will be treated as follows: (i) in the event his employment is terminated for cause, options granted and not exercised as of the termination date shall terminate immediately and be null and void; (ii) in the event Mr. Parker’s employment with the Company is terminated due to death, or disability, his (or his estate’s or legal representative’s) right to purchase shares of common stock pursuant to any stock option or stock option plan to the extent vested as of the date of termination shall remain exercisable for a period of 12 months, but in no event after the expiration of the option; (iii) in the event of a termination of his employment other than for good reason, such options, to the extent vested as of the date of termination, shall remain exercisable for a period of three months following such termination date, but in no event after the expiration of option; (iv) in the event Mr. Parker’s employment is terminated by the Company without cause, or by him for good reason, as such terms are defined in the employment agreement, vested options shall remain exercisable in accordance with the 2006 Plan; and (v) in the event of a Change of Control, as defined in the employment agreement, vested options shall remain exercisable in accordance with the 2006 Plan.

In the event of the termination of employment by us without “cause” or by Mr. Parker for “good reason,” as those terms are defined in the employment agreement, or in the event his employment is terminated due to his disability, he would be entitled to: (a) a severance payment of 12 months of base salary; (b) continued participation in our health and welfare plans for a period not to exceed 18 months from the termination date; and (c) all compensation accrued but not paid as of the termination date.
In the event of the termination of his employment due to his death, Mr. Parker’s estate would be entitled to receive: (a) all compensation accrued but not paid as of the termination date; (b) continued participation in our health and welfare plans for a period not to exceed 18 months from the termination date; and (c) payment of a “Pro Rata Bonus”, which is defined as an amount equal to the maximum bonus Mr. Parker had an opportunity to earn multiplied by a fraction, the numerator of which shall be the number of days from the commencement of the fiscal year to the termination date, and the denominator of which shall be the number of days in the fiscal year in which he was terminated.
If Mr. Parker’s employment is terminated by us for “cause” or by him without “good reason,” he is not entitled to any additional compensation or benefits other than his accrued and unpaid compensation.
In the event that within 90 days of a “Change of Control” as defined in the employment agreement, (a) Mr. Parker is terminated, or (b) his status, title, position or responsibilities are materially reduced and he terminates his employment, the Company shall pay and/or provide to him, the following compensation and benefits: (i) the accrued compensation; (ii) the continuation benefits; and (iii) a lump sum payment equal to 150% of his base salary in effect on the effective date of the change of control. If the payments due in the event of a change in control would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code. The priority of the reduction of excess parachute payments shall be in the discretion of Mr. Parker.
Pursuant to the employment agreement, Mr. Parker is subject to customary confidentiality, non-solicitation of employees and non-competition obligations that survive the termination of such agreements.
Separation Agreement
On February 11, 2010, the Company entered into a separation agreement with its former Chief Executive Officer, Rick J. Filippelli, which memorializes the terms of his departure from the Company. As previously reported, Mr. Filippelli resigned from all positions with Company effective as of February 5, 2010. Consistent with the employment agreement the Company entered into with Mr. Filippelli in November 2009, pursuant to the separation agreement and in consideration of the general release granted by Mr. Filippelli to the Company, the Company agreed to provide Mr. Filippelli with the following: (a) a severance payment of $290,000; (b) the provision of health benefits through February 5, 2011; and (c) all unvested stock options and restricted stock awards shall been deemed vested as of the termination date of his employment and all outstanding options shall remain exercisable for their original exercise period. Mr. Filippelli also agreed that he will not sell the 35,000 restricted shares of the Company's Common Stock originally scheduled to vest in January 2011, and the 30,000 shares of Common Stock underlying the option granted pursuant to the November 2009 employment agreement until the earlier of a change of control of the Company, as defined in such employment agreement, or January 31, 2011.
Sale of TeamStaff Rx (See Note (3) Discontinued Operations)

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2009 and our other reports filed with the SEC. We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.
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
Revenues related to retroactive billings in 2008 (see Note 4 of Notes to Consolidated Financial Statements) from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectability is reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At December 31, 2009 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at December 31, 2009 and September 30, 2009. At present, the Company expects to collect such amounts by the end of the second quarter of fiscal 2010 based on current discussions and collection efforts.
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
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and management’s overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at December 31, 2009, the remaining prepaid asset of $0.3 million will be received within the next twelve months. A portion of this is reflected on TeamStaff’s balance sheet as of December 31, 2009 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of December 31, 2009 the adequacy of the workers’ compensation reserves (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.
Income Taxes
TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2009 , the Company provided a 100% deferred tax valuation allowance of approximately $13.8 million.
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
 In June 2009, the FASB issued a standard which stipulated the FASB Accounting Standards Codification™ is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This standard is effective for financial statements issued for interim and annual periods that ended after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
Overview
Business Description
TeamStaff, through its TeamStaff GS subsidiary, is a healthcare, logistical, information technology and office administration staffing provider which has been serving the Federal Government for over a decade.  TeamStaff GS’s primary client has been the United States Government and its various agencies. TeamStaff GS is committed to providing on-time delivery of multi-disciplined employees who possess the necessary experience, expertise, and dedication required to meet contract specifications. The staffing services offered by TeamStaff GS are provided through independent FSS contracts through the GSA. The provision of logistical and administrative personnel is accomplished through the Logistics Worldwide Schedule and medical personnel are supplied through the Professional and Allied Healthcare Staffing Services Schedule. TeamStaff also provides its staffing services to federal government agencies through competitively bid contracts and has a GSA schedule contract to provide information technology professional services. TeamStaff provides these services to the DVA, the US Department of Defense and other US governmental agencies and placed contract employees at approximately 30 facilities during the three months ended December 31, 2009.
As described in greater detail below, on December 28, 2009, TeamStaff and TeamStaff Rx entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, an Ohio limited liability company, providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provides that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which (i) $350,000 in cash was paid at the closing, and (ii) $75,000 is subject to an escrowed holdback as described in the Asset Purchase Agreement. The Company and Advantage RN are in the process of determining whether the escrow release conditions have been satisfied and have not yet completed such analysis and reached agreement. Additionally, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of (i) $25,000 payable at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010.
Following the disposition of our TeamStaff Rx business, TeamStaff provides staffing services through TeamStaff GS.
As described in greater detail in Note 3 to our consolidated financial statements, the results of operations, cash flows and related assets and liabilities of our TeamStaff Rx business was reclassified in the accompanying consolidated financial statements from those of our continuing businesses to discontinued operations.
Management Transition
On February 9, 2010, we entered into an employment agreement with Mr. Zachary C. Parker pursuant to which he will become Chief Executive Officer and President of TeamStaff commencing on February 22, 2010. Mr. Parker’s employment agreement also provides for his election to the Company’s Board of Directors effective on February 22, 2010. Mr. Parker succeeds Rick J. Filippelli, who served as the Company’s Chief Executive Officer and President and a member of its Board of Directors. As previously reported, in the first quarter of 2010, Mr. Filippelli resigned from his positions with TeamStaff effective February 5, 2010. Also, on February 5, 2010, the Board of Directors named Cheryl Presuto, the Company’s Chief Financial Officer, as the Company’s Acting President until Mr. Parker commences employment as TeamStaff’s Chief Executive Officer and President.

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
Results of Operations
The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended
	December 31,	December 31,
	2009	2008

Condensed Consolidated Statement of Operations:
Revenues	100.0%	100.0%
Direct Expenses	87.4%	82.3%

Gross Profit	12.6%	17.7%
Selling, general and administrative	18.2%	12.6%
Depreciation and amortization expense	0.2%	0.2%

(Loss) income from operations	-5.8%	4.9%
Other income (expense)	-0.2%	-0.1%

(Loss) income from continuing operations before tax	-6.0%	4.8%
Income tax expense	0.0%	0.0%

(Loss) income from continuing operations	-6.0%	4.7%
Loss from discontinued operations	-10.5%	-4.3%

Net (loss) income	-16.5%	0.4%

Revenues from TeamStaff’s continuing operations for the three months ended December 31, 2009 and 2008 were $10.8 million and $12.0 million, respectively, which represents a decrease of $1.2 million or 10.2% over the prior fiscal year period. The decrease in revenues from continuing operations is due primarily to the impact of reduced overtime of $0.5 million and net reductions in headcount at certain Government facilities of $0.7 million.
TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly.  During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies.  At December 31, 2009 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2010. In addition, TeamStaff is in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2010 based on current discussions and collection efforts. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

Direct expenses from continuing operations for the three months ended December 31, 2009 and 2008 were $9.4 million and $9.9 million, respectively which represents a decrease of $0.5 million or 4.7% over the prior fiscal year period. As a percentage of revenue from continuing operations, direct expenses were 87.4% and 82.3%, respectively, for the three months ended December 31, 2009 and 2008. See the discussion on gross profit directly below for an explanation of the increase in direct expenses as a percentage of revenue.
Gross profit from continuing operations for the three months ended December 31, 2009 and 2008 were $1.4 million and $2.1 million, respectively which represents a decrease of $0.7 million or 35.8% over the prior fiscal year period. Gross profit from continuing operations, as a percentage of revenue, was 12.6% and 17.7%, for the three months ended December 31, 2009 and 2008, respectively. Gross profit is lower as compared to the prior year due to lower overtime at certain government facilities which earn a higher gross profit margin, as well as increased health and welfare expense and increased vacation accruals as a result of lower employee turnover rates. TeamStaff Government Solutions also experienced poor workers’ compensation claims experience in the first quarter of fiscal 2010, resulting in increased workers’ compensation expense of approximately $0.25 million over the prior fiscal year period. The adverse workers’ compensation experience accounts for 45%, or 230 basis points, of the reduction in gross profit. The Company has retained a risk control consultant to evaluate practices at the relevant government facilities to recommend improvements in an effort to mitigate this exposure in the future.
Selling, general and administrative (“SG&A”) expenses and officer severance for the three months ended December 31, 2009 and 2008 were $2.0 million and $1.5 million, respectively, which represents an increase of $0.5 million, or 10.0%. Included in the three months ended December 31, 2009 is $0.3 million in severance for the Company’s former Chief Executive Officer, $0.07 million in fees related to the Company’s search for a new CEO, and $0.06 million in restricted stock grants to non-employee members of the board of directors. TeamStaff GS SG&A expenses for the three months ended December 31, 2009 include $0.03 million in management consulting fees related to the strategic business review of the division and $0.1 million in increased new business expense for additional sales related headcount and marketing expense. The Company continues with its cost saving initiatives, which have resulted in reduced headcount in non-revenue generating departments and lower G&A costs. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure.
Depreciation and amortization expense was relatively unchanged and approximated $26,000 and $28,000 for the three months ended December 31, 2009 and 2008, respectively.
Loss from operations for the three months ended December 31, 2009 was $0.6 million as compared to income from operations for the three months ended December 31, 2008 of $0.6 million. This represents a decline of $1.2 million in results from operations from the prior fiscal year period. The decrease is due to lower operating gross profit earned in the fiscal period of 2009 as described above, as well as increased SG&A expense for officer severance and the investment into TeamStaff GS’s revised government staffing strategy.
Interest income and other income was negligible for the three months ended December 31, 2009 and 2008. The comparative reduction was driven by lower cash and equivalents available for investment.
Interest expense for the three months ended December 31, 2009 and 2008 was each approximately $0.02 million as a result of the minimal required borrowings on the Company’s credit facility.
The Company recorded other expense of $1,000 and $7,000, for the three months ended December 31, 2009 and 2008, respectively related to legal representation and investigation costs incurred in connection with the Federal Grand Jury subpoena issued to our subsidiary formerly known as RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing effective as of June 2005. These expenses are classified as non-operating expenses because the subpoena relates to activity prior to the acquisition.

Beginning in fiscal 2006, the Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company did not record a Federal tax benefit for the three months ended December 31, 2009 and recorded tax expense of $4,000 for state tax provision for the three months ended December 31, 2008.
Loss from continuing operations for the three months ended December 31, 2009 was $0.7 million, or $0.13 per basic and diluted share, as compared to income from continuing operations of $0.6 million, or $0.12 per basic and diluted share, for the three months ended December 31, 2008.
Loss from discontinued operations for the three months ended December 31, 2009 was $1.1 million, or $0.23 per basic and diluted share. Loss from operations of the TeamStaff Rx discontinued business was $0.8 million. This includes the operating loss as well as a charge of $0.1 million for severance to certain TeamStaff Rx employees and $0.3 million in various accrued expenses related to the sale and shut down of the business. Loss from disposal of the TeamStaff Rx discontinued business was $0.3 million. Included in this loss are expenses approximating $0.3 million principally from recognition of the remaining unfunded operating lease payments, net of estimated rent subsidy, as well as legal expenses related to the sale. Loss from discontinued operations for the three months ended December 31, 2008 was $0.5 million, or $0.11 per basic and diluted share.
Net loss for the three months ended December 31, 2009 was $1.8 million, or $0.36 per basic and diluted share, as compared to net income of $48,000, or $0.01 per basic and diluted share, for the three months ended December 31, 2008. This represents a decline of $1.8 million in net income from the prior fiscal period.
Potential Contractual Billing Adjustments
As described in greater detail in note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, TeamStaff GS is seeking approval from the Federal government for additional gross profit on retroactive billing rate increases associated with certain of its government contracts. These adjustments are due to changes in the contracted wage determination rates for covered contract employees. At December 31, 2009 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2010. TeamStaff is currently in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2010. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
Liquidity and Capital Resources; Commitments
Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility.
Cash from operating activities
Net cash used in operating activities for the three months ended December 31, 2009 was $1.2 million. This decrease in cash was primarily driven by net losses, an increase in accounts receivable due to the slowdown in cash collections that historically occurs during the end of December and a decrease in accrued payrolls.
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
Cash from investing activities
Net cash used in investing activities for the three months ended December 31, 2009 was $0.1 million for costs related to the purchase and initial stages of implementation of a new computer operating system for TeamStaff GS to replace the current payroll and billing system. The Company did not have any investing activity during the three months ended December 31, 2008.
Cash from financing activities
Net cash provided by financing activities was negligible for the three months ended December 31, 2009. Net cash provided by financing activities for the three months ended December 31, 2008 was $0.7 million, primarily as a result of borrowing on the line of credit to fund operations during the last week of December 2008. This is due to a slow down in cash collections that historically occurs during the end of the calendar year.

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
Under the Loan Agreement, the Lender originally agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $3.0 million subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets. There is currently no debt outstanding under the Loan Agreement. In connection with the disposition of the operating assets of our TeamStaff Rx subsidiary, we were required to obtain the consent of Sovereign. On January 12, 2010 we were granted such consent. As a condition to such consent, however, Sovereign reduced the maximum amount available under such loan facility from $3.0 million to $2.0 million.
The Company’s ability to request loan advances under the Loan Agreement is subject to computation of the Company’s advance limit and compliance with the covenants and conditions of the loan. The loan is for a term of 36 months and matures on March 31, 2011. Interest on advances accrues on the daily unpaid balance of the loan advances at a per annum rate of one-quarter (.25%) percentage points above the Prime Rate in effect from time to time, but not less than five and one-half percent (5.5%) per annum. The interest rate on the facility at December 31, 2009 was 5.5%.
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
On February 12, 2010, we determined that as of December 31, 2009, we were not in compliance with the debt service coverage ratio covenant of the Loan Agreement. The Loan Agreement provides that following an event of default, Sovereign may, among other remedies provided for in the Loan Agreement, accelerate the amounts outstanding under the Loan Agreement, take such actions as it deems necessary to protect its security interest in the collateral, and terminate the Loan Agreement. We are in discussions with Sovereign regarding obtaining a waiver of our default under the debt service coverage ratio. However, no assurances can be given that Sovereign will grant any waiver or otherwise decline to exercise their rights under the Loan Agreement. If covenant violations were to occur in the future and the lender does not agree to modify the covenants or waive such violations, it could result in the acceleration of the maturity date of all of our debt under this loan facility. In both of these circumstances it could have a material adverse impact on our business and financial condition.
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
Cash Flows
As of December 31, 2009, TeamStaff had cash and cash equivalents of $1.7 million and net accounts receivable of $11.6 million. At December 31, 2009, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million and was unbilled at December 31, 2009. At December 31, 2009 there was $40,000 of debt outstanding under the Loan Agreement. As of September 30, 2009, there was no debt outstanding. Unused availability (as defined) totaled $1.6 million and $1.7 million, at December 31, 2009 and September 30, 2009, respectively, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. The average daily outstanding balance on the facility for the three months ended December 31, 2009 was $0.1 million. As of December 31, 2009, we had a working capital deficiency of $0.8 million. The timing of the disposition of TeamStaff Rx has temporarily put the Company in a negative working capital position due to severance and disposal accruals to be paid over the next twelve months without the benefit, at December 31, 2009, of the cash received from the transaction. The Company also classifies a $1.5 million note payable related to the acquisition of RS Staffing Services as a current liability (See Note 4 of Notes to Consolidated Financial Statements). However, the Company plans to pursue its right of offset against the note for legal expenses incurred and has a good faith belief that we will recover such amounts. The Company believes that it has adequate liquidity resources to fund operations over the next twelve months.

Payroll Taxes
As described in greater detail in the notes to the consolidated financial statements, TeamStaff had received notices from IRS claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, the remaining liability ($1.1 million at December 31, 2009) has been recorded in accounts payable. In fiscal 2009, the Company paid $1.1 million, related to this matter. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.
Contractual Obligations

	Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Long Term Debt (1)	$1,653	$1,604	$49	$—
Operating Leases (2)	895	374	395	126
Severence Liabilities (3)	522	498	24	—

Total Obligations	$3,070	$2,476	$468	$126

(1)	Represents bank line of credit, the maximum amount of notes payable related to the acquisition of TeamStaff GS, and capital lease obligations, including those of discontinued operations.

(2)	Represents lease payments net of sublease income, including those of discontinued operations.

(3)	Represents severance payments related to former employees, including those of discontinued operations.
Employment Agreements
During the fiscal quarter ending March 31, 2010, we entered into employment agreements with Zachary C. Parker, who will become our Chief Executive Officer and President. The material terms and conditions of this employment agreement is summarized in Note 8 of the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The terms and conditions of the employment agreements we have entered into with our other named executive officers are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The summaries of each of the foregoing agreements are incorporated herein by reference.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. If interest rates in these periods decrease, TeamStaff’s workers’ compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, TeamStaff, Inc., effective in January 2010, has a $2.0 million revolving credit facility by Sovereign Business Capital. Revolving credit advances bear interest at the Prime Rate plus 25 basis points. The facility has a three-year life and contains term and line of credit borrowing options. The facility is subject to certain restrictive covenants, including a fixed charge coverage ratio. The facility is subject to acceleration upon non-payment or various other standard default clauses. Material increases in the Prime rate could have an adverse effect on our results of operations, the status of the revolving credit facility as well as interest costs.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our Acting President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, has concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Acting President and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management does not view the Company’s inability to timely file its Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as evidence that the Company’s disclosure controls and procedures were not effective as the delay experienced by the Company in completing its annual report was caused by the timing of the closing of the Company’s disposition of the assets of its TeamStaff Rx business. Due to the timing of this transaction, the Company’s management was not able to complete its preparation of this annual report prior to the required filing date.
Our management, including our Acting President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s first quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
RS Staffing Services, Inc.
On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary, TeamStaff GS, formerly known as RS Staffing Services, requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing Services. The subpoena stated that it was issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the DVA. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division (“DOJ”), along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provided contract staffing at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services.
The government has advised TeamStaff that the DOJ has no intent to charge TeamStaff or any of its subsidiaries or employees in connection with the Federal investigation of contract practices at various government owned/contractor operated facilities. TeamStaff remains committed to cooperate with the DOJ’s continued investigation of other parties.
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million and interest of $150,000 was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable. Such agreement has been extended to February 28, 2010. As of December 31, 2009, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $1,000 and $7,000 in the three months ended December 31, 2009 and 2008, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any. Accordingly, the Company has expensed costs incurred related to the investigation through December 31, 2009.
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
ITEM 1A: RISK FACTORS
Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2009 for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by TeamStaff in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this report, the Company granted an aggregate of 42,500 shares of restricted stock to our non-executive directors, consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
On February 12, 2010, we determined that as of December 31, 2009, we were not in compliance with the debt service coverage ratio covenant of our Loan Agreement with Sovereign. We are in discussions with Sovereign regarding the grant of a waiver of this default. No assurances, however, can be given that Sovereign will in fact grant such a waiver or whether they will decline to exercise any of their rights under the Loan Agreement. Additional information regarding this matter is incorporated herein by reference to Item 5 of Part II of this Quarterly Report.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5: OTHER INFORMATION
Under our Loan Agreement with Sovereign, as modified, our lender agreed to provide a revolving credit facility to the Company in an aggregate amount of up to $2.0 million subject to the further terms and conditions of the Loan Agreement. The loan is secured by a first priority lien on all of the Company’s assets. In connection with the disposition of the assets of our TeamStaff Rx subsidiary, we were required to obtain the consent of Sovereign. On January 12, 2010 we were granted such consent. As a condition to such consent, however, Sovereign reduced the maximum amount available under such loan facility from $3.0 million to $2.0 million. At December 31, 2009, there was $40,000 of debt outstanding under the Loan Agreement and the interest rate on the facility at December 31, 2009 was 5.5%. The Loan Agreement requires us to comply with certain customary covenants including a debt service coverage ratio and imposes restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends. On February 12, 2009, we determined that as of December 31, 2009, we were not in compliance with the debt service coverage ratio covenant of the Loan Agreement. The Loan Agreement provides that following an event of default, Sovereign may, among other remedies provided for in the Loan Agreement, accelerate the amounts outstanding under the Loan Agreement, take such actions as it deems necessary to protect its security interest in the collateral, and terminate the Loan Agreement. We are in discussions with Sovereign regarding obtaining a waiver of our default under the debt service coverage ratio. However, no assurances can be given that Sovereign will grant any waiver or otherwise decline to exercise their rights under the Loan Agreement.
As disclosed in its Current Report on Form 8-K filed on December 30, 2009, the Company incurred costs in connection with the disposition of substantially all of the operating assets of TeamStaff Rx related to its business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN, LLC. At the time of the filing of such Current Report on Form 8-K, the Company was not able to make a determination of the estimated amounts expected to be incurred in connection with such transaction and the other information required by Item 2.05 of the Current Report on Form 8-K. Effective with the Company’s completion of its financial statements included in this Quarterly Report on Form 10-Q, the Company determined that the costs incurred with such transaction were approximately $0.6 million in the aggregate, with an amount of $0.2 million for one-time termination benefits, contract termination costs and other associated costs, approximately $0.3 million from recognition of the remaining unfunded operating lease payments, net of estimated rent subsidy, and legal expenses related to the sale. In addition to the foregoing, the Company anticipates that it will not incur material future cash expenditures related to this transaction.

On February 11, 2010, the Company entered into a separation agreement with its former Chief Executive Officer, Rick J. Filippelli, which memorializes the terms of his departure from the Company. As previously reported, in the first quarter of fiscal 2010, Mr. Filippelli resigned from all positions with the Company effective as of February 5, 2010. Consistent with the employment agreement the Company entered into with Mr. Filippelli in November 2009, pursuant to the separation agreement and in consideration of the general release granted by Mr. Filippelli to the Company, the Company agreed to provide Mr. Filippelli with the following: (a) a severance payment of $290,000; (b) the provision of health benefits through February 5, 2011; and (c) all unvested stock options and restricted stock awards shall been deemed vested as of the termination date of his employment and all outstanding options shall remain exercisable for their original exercise period. Mr. Filippelli also agreed that he will not sell the 35,000 restricted shares of the Company’s Common Stock originally scheduled to vest in January 2011, and the 30,000 shares of Common Stock underlying the option granted pursuant to the November 2009 employment agreement until the earlier of a change of control of the Company, as defined in such employment agreement, or January 31, 2011. This summary of the separation agreement is qualified in its entirety by reference to full text of the agreement.
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

2.1
Asset Purchase Agreement, dated as of December 28, 2009, by and among Advantage RN, LLC, TeamStaff, Inc. and TeamStaff Rx, Inc. (filed as Exhibit 2.1 to Current Report on Form 8-K filed on December 30, 2009).

10.1	Employment Agreement between the Company and Rick Filippelli dated as of November 2, 2009 (filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended September 30, 2009).#

10.2
Modification Agreement dated as of January 8, 2010 between TeamStaff, Inc. and Sovereign Business Capital, Division of Sovereign Bank (filed as Exhibit 10.36 to Annual Report on Form 10-K for the fiscal year ended September 30, 2009).

10.3
Amended and Restated Revolving Credit Master Promissory Note dated January 8, 2010 between TeamStaff, Inc. and Sovereign Business Capital, Division of Sovereign Bank (filed as Exhibit 10.37 to Annual Report on Form 10-K for the fiscal year ended September 30, 2009).

10.4*	Employment Agreement between the Company and Cheryl Presuto dated as of October 1, 2009.#

10.5	Employment Agreement between the Company and Zachary C. Parker dated as of February 9, 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K filed February 11, 2010).#

10.6*	Form of Stock Option Award under 2006 Long Term Incentive Plan.#

10.7*	Separation Agreement between the Company and Rick J. Filippelli.#

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.
/s/ Cheryl Presuto
Cheryl Presuto
Acting President and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Dated: February 16, 2010