Form 10-Q
period 2010-03-31
TEAMSTAFF INC
filed 2010-05-17
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,068,482 shares of Common Stock, par value $.001 per share, were outstanding as of May 14, 2010.

TEAMSTAFF, INC.
FORM 10-Q
For the Quarter Ended March 31, 2010

Part I — FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	March 31,	September 30,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,250	$2,992
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2010 and September 30, 2009	11,338	11,427
Prepaid workers’ compensation	513	517
Other current assets	248	257
Assets from discontinued operation	19	1,418

Total current assets	14,368	16,611

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	2,262	2,262
Computer equipment	215	255
Computer software	919	788
Leasehold improvements	9	9

	3,405	3,314

Less accumulated depreciation and amortization	(3,047)	(3,054)

Equipment and improvements, net	358	260

TRADENAME	3,924	3,924

GOODWILL	8,595	8,595

OTHER ASSETS	239	267

TOTAL ASSETS	$27,484	$29,657

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	March 31,	September 30,
	2010	2009
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank line of credit	$—	$—
Notes payable	1,500	1,500
Current portion of capital lease obligations	19	20
Accrued payroll	10,681	10,694
Accounts payable	2,007	1,890
Accrued expenses and other current liabilities	1,492	1,241
Liabilities from discontinued operations	470	392

Total current liabilities	16,169	15,737

CAPITAL LEASE OBLIGATIONS, net of current portion	16	27

OTHER LONG TERM LIABILITY	11	13

LONG TERM LIABILITIES FROM DISCONTINUED OPERATION	—	64

Total Liabilities	16,196	15,841

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common Stock, $.001 par value; authorized 40,000 shares; issued 5,070 at March 31, 2010 and 4,900 at September 30, 2009, respectively; outstanding 5,068 at March 31, 2010 and 4,898 at September 30, 2009, respectively	5	5
Additional paid-in capital	69,389	69,124
Accumulated deficit	(58,082)	(55,289)
Treasury stock, 2 shares at cost at March 31, 2010 and September 30, 2009	(24)	(24)

Total shareholders’ equity	11,288	13,816

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,484	$29,657

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2010	2009

REVENUES	$9,795	$11,472

DIRECT EXPENSES	8,826	9,757

GROSS PROFIT	969	1,715

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,832	1,616

DEPRECIATION AND AMORTIZATION	27	27

(Loss) income from operations	(890)	72

OTHER INCOME (EXPENSE)
Interest income	2	18
Interest expense	(30)	(26)
Other income, net	1	1
Legal expense related to pre-acquisition activity of acquired company	(56)	(5)

	(83)	(12)

(Loss) income from continuing operations before taxes	(973)	60

INCOME TAX EXPENSE	(10)	(7)

(Loss) income from continuing operations	(983)	53

LOSS FROM DISCONTINUED OPERATION
Loss from operations	(25)	(612)

Loss from discontinued operation	(25)	(612)

NET LOSS	(1,008)	(559)

OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment, net of tax of $0	—	5

COMPREHENSIVE LOSS	$(1,008)	$(554)

(LOSS) EARNINGS PER SHARE — BASIC
(Loss) income from continuing operations	$(0.20)	$0.01
Loss from discontinued operation	(0.00)	(0.12)

Net loss per share	$(0.20)	$(0.11)

(LOSS) EARNINGS PER SHARE — DILUTED
(Loss) income from continuing operations	$(0.20)	$0.01
Loss from discontinued operation	(0.00)	(0.12)

Net loss per share	$(0.20)	$(0.11)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	5,040	4,892

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	5,040	5,157

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the Six Months Ended
	March 31,	March 31,
	2010	2009

REVENUES	$20,588	$23,485

DIRECT EXPENSES	18,257	19,648

GROSS PROFIT	2,331	3,837

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,489	3,123

OFFICER SEVERANCE	310	—

DEPRECIATION AND AMORTIZATION	53	55

(Loss) income from operations	(1,521)	659

OTHER INCOME (EXPENSE)
Interest income	5	32
Interest expense	(53)	(51)
Other income, net	2	5
Legal expense related to pre-acquisition activity of acquired company	(57)	(12)

	(103)	(26)

(Loss) income from continuing operations before taxes	(1,624)	633

INCOME TAX EXPENSE	(10)	(11)

(Loss) income from continuing operations	(1,634)	622

LOSS FROM DISCONTINUED OPERATION

Loss from operations	(810)	(1,133)

Loss from disposal	(349)	—

Loss from discontinued operation	(1,159)	(1,133)

NET LOSS	(2,793)	(511)

OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment	—	5

COMPREHENSIVE LOSS	$(2,793)	$(506)

(LOSS) EARNINGS PER SHARE — BASIC
(Loss) income from continuing operations	$(0.33)	$0.13
Loss from discontinued operation	(0.23)	(0.23)

Net loss per share	$(0.56)	$(0.10)

(LOSS) EARNINGS PER SHARE — DILUTED
(Loss) income from continuing operations	$(0.33)	$0.12
Loss from discontinued operation	(0.23)	(0.22)

Net loss per share	$(0.56)	$(0.10)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	4,985	4,903

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	4,985	5,168

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(Unaudited)

	For the Six Months Ended
	March 31,	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,793)	$(511)
Adjustments to reconcile net loss to net cash used in operating activities, net of divested businesses:
Depreciation and amortization	53	55
Provision for doubtful accounts	—	(1)
Compensation expense related to employee stock option grants	70	—
Compensation expense related to director restricted stock grants	57	—
Compensation expense related to employee restricted stock grants	138	103
Loss on retirement of equipment	1	—
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	89	76
Other current assets	13	(67)
Other assets	28	15
Accounts payable, accrued payroll, accrued expenses and other current liabilities	355	(1,700)
Other long term liabilities	(2)	—
Pension liability	—	(70)
Cash flows from discontinued operation	1,496	(205)

Net cash used in operating activities	(495)	(2,305)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(152)	—
Cash flow from discontinued operation	—	(5)

Net cash used in investing activities	(152)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on capital lease obligations	(12)	(14)
Net comprehensive income on pension	—	5
Cash flows from discontinued operation	(83)	(20)

Net cash used in financing activities	(95)	(29)

Net decrease in cash and cash equivalents	(742)	(2,339)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,992	5,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,250	$2,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$24	$23

Cash paid during the period for income taxes	$49	$82

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 (Unaudited)
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
On December 28, 2009, TeamStaff and TeamStaff Rx, Inc. (“TeamStaff Rx”), its wholly-owned subsidiary, entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, an Ohio limited liability company (“Advantage RN”), providing for the sale of substantially all of the operating assets of TeamStaff Rx related to our business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provided that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which: (i) $350,000 in cash was paid at the closing, and (ii) $75,000 was subject to an escrowed holdback as described in the Asset Purchase Agreement. On March 25, 2010, the Company and Advantage RN completed the analysis related to escrow release conditions and reached an agreement as to the final purchase price. Of the $75,000 held in escrow, $25,000 was released to the Company and $50,000 was returned to Advantage RN, resulting in a final purchase price of $375,000. Additionally, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. Under the terms of the Asset Purchase Agreement, Advantage RN did not assume any debts, obligations or liabilities of TeamStaff Rx nor did it purchase any accounts receivable outstanding as of the closing date. As described in note 3 to these consolidated financial statements, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx have been reclassified in the accompanying consolidated financial statements from those of continuing businesses for all periods presented.
Following the disposition of its TeamStaff Rx business, TeamStaff provides specialized medical, nursing, logistics and administrative staffing services by supplying allied healthcare and nursing professionals, logistics and administrative personnel to U.S. government entities through TeamStaff GS. The staffing services offered by TeamStaff are provided through independent Federal Supply Schedule (“FSS”) contracts through the United States General Services Administration (“GSA”). The provision of logistical and administrative personnel is accomplished through the Logistics Worldwide Schedule and medical personnel are supplied through the Professional and Allied Healthcare Staffing Services Schedule. TeamStaff also provides its staffing services to federal government agencies through competitively bid contracts and has a GSA schedule contract to provide information technology professional services. TeamStaff provides these services to the DVA, the US Department of Defense and other US governmental agencies and placed contract employees at approximately 30 facilities during the first six months of fiscal 2010.
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
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At March 31, 2010 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at March 31, 2010 and September 30, 2009. At present, the Company expects to collect such amounts during fiscal 2010 based on current discussions and collection efforts.
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
Stock-Based Compensation
Compensation costs for the portion of awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. There was share-based compensation expense for options for the three and six months ended March 31, 2010 of $56,000 and $70,000 respectively. There was no share-based compensation expense for options for the three and six months ended March 31, 2009. As of March 31, 2010 there was $0.3 million of unrecognized compensation expense related to non-vested stock option awards to be recognized in future periods.

During the three months ended March 31, 2010, TeamStaff granted 75,000 options per the terms of an employment agreement with the Company’s Chief Financial Officer and recorded share-based compensation expense of $23,000. An additional $14,000 in share-based compensation expense will be recognized over the remainder of fiscal 2010 related to this grant. Also during the quarter, the Company granted 500,000 options per the terms of an employment agreement with the Company’s new Chief Executive Officer and President and recorded share-based compensation expense of $33,000. For the remaining unvested options, the Company will recognize a non cash compensation charge over the Chief Executive Officer’s remaining service period, for the calculated fair value of these options at the grant date. Such charges will be material in future periods. During the three months ended March 31, 2010, 1,250 options expired or were cancelled unexercised and no options were exercised. During the six months ended March 31, 2010, 5,750 options expired or were cancelled unexercised and no options were exercised. There were 614,375 options outstanding as of March 31, 2010. During the three and six months ended March 31, 2009, TeamStaff did not grant any options, no options expired or were cancelled unexercised and no options were exercised. There were 32,625 options outstanding as of March 31, 2009.
During the three months ended March 31, 2010, TeamStaff did not grant any shares of restricted stock. During the six months ended March 31, 2010, TeamStaff granted 42,500 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan (“2006 Plan”), at the closing price on the award date of $1.34. All of these shares vested immediately. Stock compensation expense associated with these grants and all other grants totaled $27,000 and $138,000 for the three and six months ended March 31, 2010, respectively.
During the three months ended March 31, 2009, TeamStaff granted an aggregate of 284,259 shares of restricted stock under its 2006 Long Term Incentive Plan (“2006 Plan”); 275,000 shares were granted to Company executives and other management personnel, at a closing price on the award date of $1.70. Of these grants, 70,000 shares were granted to Rick Filippelli, Chief Executive Officer, and 40,000 shares each were granted to Cheryl Presuto, Chief Financial Officer; Dale West, President of TeamStaff Rx; and Kevin Wilson, President of TeamStaff GS. These shares vest over a two year period. As a result of the disposition of the operating assets of TeamStaff Rx, 45,000 of these shares were subsequently cancelled as the applicable vesting conditions were not met. In addition, 9,259 shares were granted to Ms. West in connection with her employment agreement, at the closing price on the award date of $1.35. These shares vested on April 1, 2009. During the six months ended March 31, 2009, TeamStaff granted an aggregate of 341,612 shares of restricted stock under its 2006 Plan. Of these shares, 16,612 shares vested immediately, 50,000 shares are subject to certain performance based vesting requirements and 275,000 shares vest over two years. During the quarter ended March 31, 2010, 40,000 of these performance based shares were cancelled as it was determined that the performance based vesting requirements had not been met. Stock compensation expense associated with these grants and all other grants totaled $0.08 million and $0.1 million for the three and six months ended March 31, 2009, respectively. As permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.
Option activity for the six months ended March 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2009	15,125	$6.30	1.6	$—
Granted	605,000	$1.03
Excercised	—
Cancelled	(5,750)	$7.38

Options outstanding at March 31, 2010	614,375	$1.35	9.5	$—

At March 31, 2010 there were 487,500 unvested options.
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
Restricted stock activity for the six months ended March 31, 2010 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock outstanding, September 30, 2009	391,250	$1.96
Granted	42,500	$1.34
Issued	(170,000)	$1.61
Cancelled	(108,750)	$2.02

Restricted stock outstanding, March 31, 2010	155,000	$2.14

At March 31, 2010, there were 120,000 shares of unvested restricted stock outstanding. As of March 31, 2010, approximately $73,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over the next 9 months. This amount does not include compensation costs, if any, related to conditional, performance based restricted stock awards.
At March 31, 2010, the Company had reserved 630,919 shares of common stock for issuance under various option, shares and warrant plans and arrangements.
Earnings (loss) Per Share
Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share for the 2009 period is calculated by dividing income available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities.
The respective determination of weighted average shares used in the computation of earnings (loss) per share is as follows (amounts in thousands);

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic:
(Loss) income from continuing operations	5,040	4,892	4,985	4,903
Loss from discontinued operations	5,040	4,892	4,985	4,903

Diluted:
(Loss) income from continuing operations	5,040	5,157	4,985	5,168
Loss from discontinued operations	5,040	5,157	4,985	5,168
Under guidance for determining earnings (loss) per share, the effects of common stock equivalents of approximately 265,000 shares are included (even though the shares are anti dilutive) for the three and six months ended March 31, 2009, respectively, in the calculation of loss per share for discontinued operations.
Income Taxes
TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2010 and September 30, 2009, the Company recorded a 100% valuation allowance against its net deferred tax assets.

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
In October 2009, the FASB issued a standard addressing the recognition of revenue in multiple-deliverable revenue arrangements. This standard establishes a new selling price hierarchy to use when allocating the revenue of a multiple element arrangement between delivered and undelivered elements. This standard is generally expected to result in revenue recognition for more delivered elements than under current rules. The Company is required to adopt this guidance prospectively for new or materially modified agreements entered into on or after October 1, 2010. The Company is evaluating the impact of this standard but, given its current business model and arrangements, does not expect its adoption will have a material effect on our financial position or results of operations.
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
Effective December 28, 2009, TeamStaff and TeamStaff Rx entered into a definitive Asset Purchase Agreement with Advantage RN, providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provided that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which (i) $350,000 in cash was paid at the closing, and (ii) $75,000 was subject to an escrowed holdback as described in the Asset Purchase Agreement. On March 25, 2010, the Company and Advantage RN completed the analysis related to escrow release conditions and reached an agreement as to the final purchase price. Of the $75,000 held in escrow, $25,000 was returned to the Company and $50,000 was released to Advantage RN, resulting in a final purchase price of $375,000. Additionally, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. Under the terms of the Asset Purchase Agreement, Advantage RN will not assume any debts, obligations or liabilities of TeamStaff Rx nor will it purchase any accounts receivable outstanding as of the closing date.

Condensed financial statement information and results of discontinued operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(amounts in thousands)	2010	2009	2010	2009
Revenues	$—	$2,251	$1,418	$4,920
Direct expenses	—	1,763	1,255	3,827
Selling, general and administrative expenses	33	1,093	971	2,201
Depreciation and amortization	—	34	—	68
Other income (expense), net	8	27	(2)	43

Loss from operations	(25)	(612)	(810)	(1,133)
Loss from disposal	—	—	(349)	—

Net loss	$(25)	$(612)	$(1,159)	$(1,133)

Included in selling, general and administrative expense from discontinued operations for the six months ended March 31, 2010 is a charge of $0.1 million for severance to certain TeamStaff Rx employees, $0.3 million in various accrued expenses related to the sale and shut down of the business, and a loss on the disposal of TeamStaff Rx approximating $0.3 million principally from recognition of the remaining unfunded operating lease payments. There were no tax benefits associated with the losses from these discontinued operations.
The following chart details assets and liabilities from all discontinued operations (amounts in thousands):

	March 31,	September 30,
	2010	2009
ASSETS
Cash	$—	$245
Accounts receivable	4	674
Other current assets	15	124

Total current assets	19	1,043

Fixed assets	—	1,878
Accumulated depreciation	—	(1,602)

Net fixed assets	—	276

Goodwill and intangibles	—	99

Total assets	$19	$1,418

Liabilities
Current portion capital leases	$—	$44
Accrued payroll	65	237
Accrued expenses and other current liabilities	405	111

Total current liabilities	470	392

Long term capital leases	—	39

Other long term liabilities	—	25

Total liabilities	$470	$456

Activity in the liabilities of discontinued operations is as follows:

	September 30,	Expensed	Paid This	March 31,
	2009 Balance	This Period	Period	2010 Balance
Current portion capital leases	$44	$1	$(45)	$—
Accrued payroll	237	—	(172)	65
Accrued expenses and other current liabilities	111	498	(204)	405
Capital leases	39	—	(39)	0
Other long term liabilities	25	—	(25)	0

Total	$456	$499	$(485)	$470

(4) COMMITMENTS AND CONTINGENCIES:
Payroll Taxes
TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. In fiscal 2009, the Company paid $1.1 million, related to this matter. No payments have been made in fiscal 2010. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.
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

The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million and interest of $150,000 was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable. Such agreement has been extended to May 31, 2010. As of March 31, 2010, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $56,000 and $5,000 in the three months ended March 31, 2010 and 2009, respectively, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $57,000 and $12,000 in the six months ended March 31, 2010 and 2009, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.8 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any. Accordingly, the Company has expensed costs incurred related to the investigation through March 31, 2010.
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
Potential Contractual Billing Adjustments
At March 31, 2010, TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly.  During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies.  At March 31, 2010 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2010. TeamStaff is currently in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2010 based on current discussions and collection efforts. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

(5) PREPAID WORKERS’ COMPENSATION:
From November 17, 2003 through April 14, 2009, inclusive, TeamStaff’s workers’ compensation insurance program was provided by Zurich American Insurance Company (“Zurich”). This program covered TeamStaff’s temporary, contract and corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and is subject to a policy year-end audit. Effective April 15, 2009, TeamStaff entered into a partially self-funded workers’ compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010. The policy was renewed for the premium year April 15, 2010 through April 14, 2011. The Company will pay a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The Company accrues for estimated claims incurred based on data provided by its insurance carrier.
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and management’s overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at March 31, 2010, the remaining prepaid asset of $0.3 million will be received within the next twelve months. A portion of this is reflected on TeamStaff’s balance sheet as of March 31, 2010 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of March 31, 2010 the adequacy of the workers’ compensation reserves under the Zurich program (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.
(6) DEBT:
On April 7, 2010, TeamStaff notified Sovereign Business Capital ( “Sovereign”) that it was terminating, effective immediately, the Amended and Restated Loan and Security Agreement dated as of March 28, 2008, as amended by that certain Modification Agreement dated as of January 8, 2010 (together, the “Loan Agreement”), by and between the Company and Sovereign. Pursuant to the Loan Agreement, Sovereign had provided the Company with a three-year secured revolving credit line with an initial borrowing availability of up to $3 million; however, effective in January 2010, Sovereign reduced the borrowing availability to $2 million in connection with providing its consent to the Company’s disposition of the operating assets of its TeamStaff Rx subsidiary (see Note 3). The credit provided by Sovereign under the Loan Agreement was secured by a first priority lien on all of the Company’s assets. At March 31, 2010 and September 30, 2009, there was no debt outstanding under the Loan Agreement. Unused availability (as defined) totaled $1.0 million and $1.7 million, at March 31, 2010 and September 30, 2009, respectively, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities.
As the Company previously reported, on February 12, 2010, the Company determined that as of December 31, 2009, it was not in compliance with the debt service coverage ratio covenant of the Loan Agreement. The Company also reported that it was in discussions with Sovereign regarding obtaining a waiver of its default under the debt service coverage ratio. Subsequently, the Company was notified by Sovereign that it did not intend to renew the Loan Agreement beyond its stated termination date of March 21, 2011 and further that it would waive payment of a termination fee in the event the Company satisfied its obligations under the Loan Agreement prior to August 31, 2010. The Company’s decision to terminate the Loan Agreement follows its discussions with Sovereign of these matters and was made to provide the Company with greater flexibility as it pursues various financing alternatives, including seeking to obtain a substitute credit facility on more favorable terms and being able to avoid the payment of the termination fee to Sovereign. In the third quarter of fiscal 2010, the Company will recognize a charge of $44,000 related to the write off of unamortized financing costs associated with the Loan Agreement.
As of March 31, 2010, TeamStaff had cash and cash equivalents of $2.25 million and net accounts receivable of $11.3 million. At March 31, 2010, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million and was unbilled at March 31, 2010. The average daily outstanding balance on the facility for the three and six months ended March 31, 2010 was $0.1 million. As of March 31, 2010, we had a working capital deficiency of $1.8 million. The disposition of TeamStaff Rx and the related liabilities the Company incurred as a result of severance and disposal accruals has had a negative impact on our working capital position. The Company also classifies a $1.5 million note payable related to the acquisition of RS Staffing Services as a current liability (See Note 4 of Notes to Consolidated Financial Statements). However, the Company plans to pursue its right of offset against the note for legal expenses incurred and has a good faith belief that we will recover such amounts.

Although the Company is seeking a new credit facility or other financing arrangement, no assurances can be provided that it will be successful in securing such a new arrangement or the terms on which a new credit or financing arrangement would be made available to the Company. Accordingly, the Company does not currently have the benefit of a loan or financing facility to assist it in meeting its cash needs and no guarantees can be given that it will be able to obtain a new facility. The inability of the Company to secure a new credit facility or financing arrangement may have a material adverse effect on its liquidity, cash flows and results of operations.
Promissory Note (see Note (4) Commitments and Contingencies: “Legal Proceedings”)
In connection with the acquisition of RS Staffing Services, TeamStaff issued two promissory notes to the former owners of RS Staffing Services as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum, and are subordinate to the financing provided by Sovereign described above. One half of the principal ($1.5 million) and interest ($150,000) was due and paid on June 8, 2006. The remaining principal and interest was due in June 2007. As described in Note (4) above, effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date of the $1.5 million note payable and accrued interest to May 31, 2010.
Based on contractual terms of the initial agreement and the status of the parties’ discussions, this debt at March 31, 2010 and September 30, 2009 is classified as a current liability.
(7) STOCK WARRANTS:
The Company had no outstanding warrants during the three months ended March 31, 2010 and 2009.
(8) MANAGEMENT TRANSITION AND NEW CHIEF EXECUTIVE OFFICER
On February 9, 2010, the Company entered into an employment agreement with Mr. Zachary C. Parker pursuant to which he became the Company’s Chief Executive Officer and President commencing on February 22, 2010 and was elected to the Company’s Board of Directors effective on February 22, 2010. Mr. Parker succeeded Rick J. Filippelli, who served as the Company’s Chief Executive Officer and President and a member of its Board of Directors. As previously reported, Mr. Filippelli resigned from his positions with TeamStaff effective February 5, 2010. The following is a description of the Company’s employment agreement with Mr. Parker, which is qualified in its entirety by reference to the full text of such agreement.
Mr. Parker’s employment agreement is for an initial term expiring September 30, 2013. Under the employment agreement, Mr. Parker will receive a base salary of $288,000. Upon any termination of his employment on or after the expiration date, other than cause (as defined in the employment agreement), Mr. Parker will be entitled to a severance payment equal to 12 months of his then-current base salary. Mr. Parker may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors of up to 70% of his base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the committee at the commencement of each fiscal year. For the period commencing on the effective date of the employment agreement to September 30, 2010, Mr. Parker shall be guaranteed a bonus of $45,000. The committee will establish performance targets for the balance of fiscal 2010 in consultation with Mr. Parker within 30 days of the commencement date to enable him to earn an additional bonus for fiscal 2010, not to exceed in the aggregate 70% of the portion of the base salary actually paid in fiscal 2010.
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
(9) SUBSEQUENT EVENTS:
The Company has evaluated subsequent events occurring after the balance sheet date of March 31, 2010. Based on this evaluation, the Company has determined that no subsequent events except for the matter discussed below, has occurred which require disclosure in the consolidated financial statements.
As discussed in greater detail in Note 6 (Debt), above, in April 2010, the Company terminated its Loan Agreement with Sovereign Business Capital.

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
Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2009, this quarterly report on Form 10-Q and our other reports filed with the SEC. We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.
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

During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At March 31, 2010 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at March 31, 2010 and September 30, 2009. At present, the Company expects to collect such amounts by the end of fiscal 2010 based on current discussions and collection efforts.
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
Prepaid Workers’ Compensation
From November 17, 2003 through April 14, 2009, inclusive, TeamStaff’s workers’ compensation insurance program was provided by Zurich American Insurance Company (“Zurich”). This program covered TeamStaff’s temporary, contract and corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and is subject to a policy year-end audit. Effective April 15, 2009, TeamStaff entered into a partially self-funded workers’ compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010. The policy was renewed for the premium year April 15, 2010 through April 14, 2011. The Company will pay a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate. The Company accrues for estimated claims incurred based on data provided by its insurance carrier.
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and management’s overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at March 31, 2010, the remaining prepaid asset of $0.3 million will be received within the next twelve months. A portion of this is reflected on TeamStaff’s balance sheet as of March 31, 2010 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of March 31, 2010 the adequacy of the workers’ compensation reserves under the Zurich program (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.

Income Taxes
TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2010, the Company provided a 100% deferred tax valuation allowance of approximately $14.2 million.
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
In October 2009, the FASB issued a standard addressing the recognition of revenue in multiple-deliverable revenue arrangements. This standard establishes a new selling price hierarchy to use when allocating the revenue of a multiple element arrangement between delivered and undelivered elements. This standard is generally expected to result in revenue recognition for more delivered elements than under current rules. The Company is required to adopt this guidance prospectively for new or materially modified agreements entered into on or after October 1, 2010. The Company is evaluating the impact of this standard but, given its current business model and arrangements, does not expect its adoption will have a material effect on our financial position or results of operations.
Overview
Business Description
TeamStaff, through its TeamStaff GS subsidiary, is a healthcare, logistical, information technology and office administration staffing provider which has been serving the Federal Government for over a decade.  TeamStaff GS’s primary client has been the United States Government and its various agencies. TeamStaff GS is committed to providing on-time delivery of multi-disciplined employees who possess the necessary experience, expertise, and dedication required to meet contract specifications. The staffing services offered by TeamStaff GS are provided through independent FSS contracts through the GSA. The provision of logistical and administrative personnel is accomplished through the Logistics Worldwide Schedule and medical personnel are supplied through the Professional and Allied Healthcare Staffing Services Schedule. TeamStaff also provides its staffing services to federal government agencies through competitively bid contracts and has a GSA schedule contract to provide information technology professional services. TeamStaff provides these services to the DVA, the US Department of Defense and other US governmental agencies and placed contract employees at approximately 30 facilities during the six months ended March 31, 2010.

As described in greater detail in Note (3) Discontinued Operations, on December 28, 2009, TeamStaff and TeamStaff Rx entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, an Ohio limited liability company, providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provided that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which (i) $350,000 in cash was paid at the closing, and (ii) $75,000 was subject to an escrowed holdback as described in the Asset Purchase Agreement. On March 25, 2010, the Company and Advantage RN completed the analysis related to escrow release conditions and reached an agreement as to the final purchase price. Of the $75,000 held in escrow, $25,000 was returned to the Company and $50,000 was released to Advantage RN, resulting in a final purchase price of $375,000. Additionally, Advantage RN will make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 payable at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010.
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
Management Transition
On February 9, 2010, we entered into an employment agreement with Mr. Zachary C. Parker pursuant to which he became Chief Executive Officer and President of TeamStaff commencing on February 22, 2010. Mr. Parker’s employment agreement also provides for his election to the Company’s Board of Directors effective on February 22, 2010. Mr. Parker succeeded Rick J. Filippelli, who served as the Company’s Chief Executive Officer and President and a member of its Board of Directors. As previously reported, in the first quarter of fiscal 2010, Mr. Filippelli resigned from his positions with TeamStaff effective February 5, 2010. On February 5, 2010, the Board of Directors had named Cheryl Presuto, the Company’s Chief Financial Officer, to serve as the Company’s Acting President until Mr. Parker commenced employment as TeamStaff’s Chief Executive Officer and President.
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
As described in greater detail below, in April 2010, the Company notified Sovereign Business Capital (“Sovereign”) that it was terminating, effective immediately, the Amended and Restated Loan and Security Agreement dated as of March 28, 2008, as amended by that certain Modification Agreement dated as of January 8, 2010 (together, the “Loan Agreement”), by and between the Company and Sovereign. At the time of such event, the Company had a maximum borrowing availability of $2 million under the Loan Agreement. Additional information regarding the termination of the Loan Agreement is set forth below under the caption “Liquidity and Capital Resources – Loan Facility”. Although the Company is seeking a new credit facility or other financing arrangement, no assurances can be provided that it will be successful in securing such a new arrangement or the terms on which a new credit or financing arrangement would be made available to the Company.

Although we saw a delay in new solicitation activity based, in part, on the change in administration, we experienced increased solicitation activity during the second fiscal quarter (as well as the current quarter) in areas of our revised strategic focus. We have begun to submit more contract proposals in areas within the scope of our revised strategic business plan, including logistics opportunities within the Department of Defense. However, no assurances can be given that we will be granted contract awards in these fields or that contracts, if awarded, will translate into future revenues. In addition, we believe the government staffing business is stable in an economic downturn due to the longer term duration of its contracts. Management believes that, under the current administration, there will not be a reduction in government spending supporting social programs that benefit military personnel and veterans.
Results of Operations
The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Condensed Consolidated Statement of Operations:	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Direct Expenses	90.1%	85.1%	88.7%	83.7%

Gross Profit	9.9%	14.9%	11.3%	16.3%
Selling, general and administrative	18.7%	14.1%	16.9%	13.3%
Officer Severance	0.0%	0.0%	1.5%	0.0%
Depreciation and amortization expense	0.3%	0.2%	0.3%	0.2%

(Loss) income from operations	-9.1%	0.6%	-7.4%	2.8%
Other income (expense)	-0.8%	-0.1%	-0.5%	-0.1%

(Loss) income from continuing operations before tax	-9.9%	0.5%	-7.9%	2.7%
Income tax expense	-0.1%	-0.1%	0.0%	-0.1%

(Loss) income from continuing operations	-10.0%	0.4%	-7.9%	2.6%
Loss from discontinued operation	-0.3%	-5.3%	-5.7%	-4.8%

Net (loss) income	-10.3%	-4.9%	-13.6%	-2.2%

Revenues from TeamStaff’s continuing operations for the three months ended March 31, 2010 and 2009 were $9.8 million and $11.5 million, respectively, which represents a decrease of $1.7 million or 14.6% over the prior fiscal year period. The decrease in revenues from continuing operations is due primarily to net reductions in headcount at certain Government facilities of $1.5 million, reduced overtime of $0.1 million and the conclusion of TeamStaff GS’s sole commercial contract of $.5 million, offset by new business of $0.4 million.
Revenues from TeamStaff’s continuing operations for the six months ended March 31, 2010 and 2009 were $20.6 million and $23.5 million, respectively, which represents a decrease of $2.9 million or 12.3% over the prior fiscal year period. The decrease in revenues from continuing operations is due primarily to net reductions in headcount at certain Government facilities of $2.4 million, reduced overtime at these facilities of $0.7 million and the non-renewal of TeamStaff GS’s sole commercial contract of $.6 million, offset by new business of $0.8 million.
TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At March 31, 2010 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2010. In addition, TeamStaff is in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2010 based on current discussions and collection efforts. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range and timeframe specified above.

Direct expenses from continuing operations for the three months ended March 31, 2010 and 2009 were $8.8 million and $9.7 million, respectively which represents a decrease of $0.9 million or 9.5% over the prior fiscal year period. As a percentage of revenue from continuing operations, direct expenses were 90.1% and 85.1%, respectively, for the three months ended March 31, 2010 and 2009. See the discussion on gross profit below for an explanation of the increase in direct expenses as a percentage of revenue.
Direct expenses from continuing operations for the six months ended March 31, 2010 and 2009 were $18.3 million and $19.7 million, respectively which represents a decrease of $1.4 million or 7.1% over the prior fiscal year period. As a percentage of revenue from continuing operations, direct expenses were 88.7% and 83.7%, respectively, for the six months ended March 31, 2010 and 2009. See the discussion on gross profit directly below for an explanation of the increase in direct expenses as a percentage of revenue.
Gross profit from continuing operations for the three months ended March 31, 2010 and 2009 were $1.0 million and $1.7 million, respectively which represents a decrease of $0.7 million or 43.5% over the prior fiscal year period. Gross profit from continuing operations, as a percentage of revenue, was 9.9% and 14.9%, for the three months ended March 31, 2010 and 2009, respectively. The key drivers for the period over period decrease in gross profit as a percentage of revenue are increased workers’ compensation expense, increased health and welfare expense and increased vacation accruals as a result of lower employee turnover rates. The Company historically experiences lower gross profit percentages in the second fiscal quarter due to employer unemployment tax liabilities beginning over again as of January first until the federal and individual state wage limits are met. TeamStaff Government Solutions continued to experience poor workers’ compensation claims in the second quarter of fiscal 2010, resulting in increased workers’ compensation expense of approximately $0.3 million over the prior fiscal year period. This additional expense includes required accruals for IBNR (incurred but not reported) claims. The Company has retained a risk control consultant to evaluate practices at the relevant government facilities to recommend improvements in an effort to mitigate this exposure in the future.
Gross profit from continuing operations for the six months ended March 31, 2010 and 2009 were $2.3 million and $3.8 million, respectively which represents a decrease of $1.5 million or 39.2% over the prior fiscal year period. Gross profit from continuing operations, as a percentage of revenue, was 11.3% and 16.3%, for the six months ended March 31, 2010 and 2009, respectively. The key drivers for the period over period decrease in gross profit as a percentage of revenue are lower overtime at certain government facilities which earn a higher gross profit margin, increased workers’ compensation expense, increased health and welfare expense and increased vacation accruals as a result of lower employee turnover rates. TeamStaff Government Solutions experienced poor workers’ compensation claims in fiscal 2010 to date, resulting in increased workers’ compensation expense of approximately $0.5 million over the prior fiscal year period. This additional expense includes required accruals for IBNR (incurred but not reported) claims.
Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2010 and 2009 were $1.8 million and $1.6 million, respectively, which represents an increase of $0.2 million, or 13.4%. Included in the three months ended March 31, 2010 is $0.1 million in fees related to the Company’s search for its new chief executive officer, and $0.1 million in option and restricted stock expense for grants to Company officers and the former chief executive officer. TeamStaff GS SG&A expenses for the three months ended March 31, 2010 include $0.03 million in management consulting fees related to the strategic business review of the division and $0.1 million in increased new business expense for additional sales related headcount and marketing expense. The Company continues with its cost saving initiatives, which have resulted in reduced headcount in non-revenue generating departments and lower general and administrative costs. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure.
SG&A expenses and officer severance for the six months ended March 31, 2010 and 2009 were $3.8 million and $3.1 million, respectively, which represents an increase of $0.7 million, or 21.6%. Included in the six months ended March 31, 2010 is $0.3 million in severance for the Company’s former Chief Executive Officer, approximately $150,000 in fees related to the Company’s search for its new chief executive officer, and $0.2 million in option and restricted stock expense for grants to non-employee members of the board of directors, Company officers and the former chief executive officer. TeamStaff GS SG&A expenses for the six months ended March 31, 2010 include $0.1 million in management consulting fees related to the strategic business review of the division and $0.2 million in increased new business expense for additional sales related headcount and marketing expense. The Company continues with its cost saving initiatives, which have resulted in reduced headcount in non-revenue generating departments and lower general and administrative costs. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure.

Depreciation and amortization expense was $27,000 for each of the three months ended March 31, 2010 and 2009. Depreciation and amortization expense was relatively unchanged at $53,000 and $55,000 for the six months ended March 31, 2010 and 2009, respectively.
Loss from operations for the three months ended March 31, 2010 was $0.9 million as compared to income from operations for the three months ended March 31, 2009 of $0.1 million. This represents a decline of $1.0 million in results from operations from the prior fiscal year period. The decrease is due to lower revenues, lower operating gross profit earned in the fiscal period of 2010 as described above, as well as increased SG&A expense for the investment into TeamStaff GS’s revised government staffing strategy.
Loss from operations for the six months ended March 31, 2010 was $1.5 million as compared to income from operations for the three months ended March 31, 2009 of $0.7 million. This represents a decline of $2.2 million in results from operations from the prior fiscal year period. The decrease is due to lower revenues, lower operating gross profit earned in the fiscal 2010 as described above, as well as increased SG&A expense for officer severance and the investment into TeamStaff GS’s revised government staffing strategy.
Interest income and other income was negligible for the three and six months ended March 31, 2010. Interest income and other income was $19,000 and $37,000 for the three and six months ended March 31, 2009, respectively. The comparative reduction was driven by lower cash and equivalents available for investment.
Interest expense for the three months ended March 31, 2010 and 2009 was each approximately $0.03 million as a result of the minimum required borrowings on the Company’s credit facility and interest on capital leases. Interest expense for the six months ended March 31, 2010 and 2009 was each approximately $0.05 million as a result of the minimum required borrowings on the Company’s credit facility and interest on capital leases.
The Company recorded other expense of $56,000 and $5,000, for the three months ended March 31, 2010 and 2009, respectively, related to legal representation and investigation costs incurred in connection with the Federal Grand Jury subpoena issued to our subsidiary formerly known as RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing effective as of June 2005. These expenses are classified as non-operating expenses because the subpoena relates to activity prior to the acquisition. Expenses related to this investigation for the six months ended March 31, 2010 and 2009 were $57,000 and $12,000, respectively.
Beginning in fiscal 2006, the Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company did not record a Federal tax benefit for the three and six months ended March 31, 2010 and recorded tax expense of $10,000 for state tax provision for the three and six months ended March 31, 2010. The Company did not record a Federal tax benefit for the three and six months ended March 31, 2009 and recorded tax expense of $7,000 and $11,000 for state tax provision for the three and six months ended March 31, 2009, respectively.
Loss from continuing operations for the three months ended March 31, 2010 was $1.0 million, or $0.20 per basic and diluted share, as compared to income from continuing operations of $0.05 million, or $0.01 per basic and diluted share, for the three months ended March 31, 2009. Loss from continuing operations for the six months ended March 31, 2010 was $1.6 million, or $0.33 per basic and diluted share, as compared to income from continuing operations of $0.6 million, or $0.13 per basic share and $0.12 per diluted share, for the six months ended March 31, 2009.

Loss from discontinued operations for the three months ended March 31, 2010 was $25,000 with no effect on basic and diluted earnings per share. This minimal loss is due to employee costs related to the final closure of the operations and office space. Loss from discontinued operations for the three months ended March 31, 2009 was $0.6 million, or $0.12 per basic and diluted share related to the operating activities of TeamStaff RX.
Loss from discontinued operations for the six months ended March 31, 2010 was $1.2 million, or $0.23 per basic and diluted share. Loss from operations of the TeamStaff Rx discontinued business was $0.8 million. This includes the incurred operating loss as well as a charge of $0.1 million for severance to certain TeamStaff Rx employees and $0.3 million in various accrued expenses related to the sale and shut down of the business. Loss from disposal of the TeamStaff Rx discontinued business was $0.3 million, principally from recognition of the remaining unfunded operating lease payments, net of estimated rent subsidy, as well as legal expenses related to the sale. Loss from discontinued operations for the six months ended March 31, 2009 was $1.1 million, or $0.23 per basic share and $0.22 per diluted share related to the operating activities of TeamStaff RX.
Net loss for the three months ended March 31, 2010 was $1.0 million, or $0.20 per basic and diluted share, as compared to net loss of $0.6 million, or $0.11 per basic and diluted share, for the three months ended March 31, 2009. This represents a decline of $0.4 million in net income from the prior fiscal period. Net loss for the six months ended March 31, 2010 was $2.8 million, or $0.56 per basic and diluted share, as compared to net loss of $0.5 million, or $0.10 per basic and diluted share, for the six months ended March 31, 2009. This represents a decline of $2.3 million in net income from the prior fiscal period.
Liquidity and Capital Resources; Commitments
Presently, our principal sources of cash to fund our working capital needs is cash generated from operating activities.
Cash from operating activities
Net cash used in operating activities for the six months ended March 31, 2010 was $0.5 million. This decrease in cash was primarily driven by net losses offset by an increase in accounts payable, accrued payroll and accrued expenses.
Net cash used in operating activities for the six months ended March 31, 2009 was $2.3 million. This decrease in cash was primarily driven by a net losses and a decrease in accounts payable of $1.7 million, of which $1.1 million was for payments made to the IRS for previously recorded prior period tax liabilities.
Cash from investing activities
Net cash used in investing activities for the six months ended March 31, 2010 was $152,000 primarily for costs associated with the purchase and implementation of a new operating system for TeamStaff GS to fulfill Defense Contract Audit Agency (DCAA) cost accounting system requirements for the award of certain larger value government contracts.
During the six months ended March 31, 2009, the Company spent $5,000 for the purchase of equipment.
Cash from financing activities
Net cash used in financing activities for the six months ended March 21, 2010 was $0.1 million used to pay off in full capital lease obligations related to the discontinued operation as well as scheduled repayment of capital lease obligations for continuing operations.
Net cash used in financing activities for the six months ended March 31, 2009 was $29,000, primarily as a result of repayment of capital lease obligations.
Loan Facility
On April 7, 2010, TeamStaff notified Sovereign Business Capital (“Sovereign”) that it was terminating, effective immediately, the Amended and Restated Loan and Security Agreement dated as of March 28, 2008, as amended by that certain Modification Agreement dated as of January 8, 2010 (together, the “Loan Agreement”), by and between the Company and Sovereign. Pursuant to the Loan Agreement, Sovereign had provided the Company with a three-year secured revolving credit line with an initial borrowing availability of up to $3 million; however, effective in January 2010, Sovereign reduced the borrowing availability to $2 million in connection with providing its consent to the Company’s disposition of the operating assets of its TeamStaff Rx subsidiary (see Note 3). The credit provided by Sovereign under the Loan Agreement was secured by a first priority lien on all of the Company’s assets. At March 31, 2010 and September 30, 2009, there was no debt outstanding under the Loan Agreement. Unused availability (as defined) totaled $1.0 million and $1.7 million, at March 31, 2010 and September 30, 2009, respectively, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities.

As the Company previously reported, on February 12, 2010, the Company determined that as of December 31, 2009, it was not in compliance with the debt service coverage ratio covenant of the Loan Agreement. The Company also reported that it was in discussions with Sovereign regarding obtaining a waiver of its default under the debt service coverage ratio. Subsequently, the Company was notified by Sovereign that it did not intend to renew the Loan Agreement beyond its stated termination date of March 21, 2011 and further that it would waive payment of a termination fee in the event the Company satisfied its obligations under the Loan Agreement prior to August 31, 2010. The Company’s decision to terminate the Loan Agreement follows its discussions with Sovereign of these matters and was made to provide the Company with greater flexibility as it pursues various financing alternatives, including seeking to obtain a substitute credit facility on more favorable terms and being able to avoid the payment of the termination fee to Sovereign. In the third quarter of fiscal 2010 the Company will recognize a charge of $44,000 related to the write off of unamortized financing costs associated with the Loan Agreement.
Although the Company is seeking a new credit facility or other financing arrangement, no assurances can be provided that it will be successful in securing such a new arrangement or the terms on which a new credit or financing arrangement would be made available to the Company. Accordingly, the Company does not currently have the benefit of a loan or financing facility to assist it in meeting its cash needs and no guarantees can be given that it will be able to obtain a new facility. The inability of the Company to secure a new credit facility or financing arrangement may have a material adverse effect on its liquidity, cash flows and results of operations.
Cash Flows
As of March 31, 2010, TeamStaff had cash and cash equivalents of $2.25 million and net accounts receivable of $11.3 million. At March 31, 2010, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million and was unbilled at March 31, 2010. At March 31, 2010 there was no debt outstanding under the Loan Agreement. As of September 30, 2009, there was no debt outstanding. Unused availability (as defined) totaled $1.0 million and $1.7 million, at March 31, 2010 and September 30, 2009, respectively, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. The average daily outstanding balance on the facility for the three months ended March 31, 2010 was $0.1 million. As of March 31, 2010, we had a working capital deficiency of $1.8 million. The disposition of TeamStaff Rx and the related liabilities the Company incurred as a result of severance and disposal accruals has had a negative impact on our working capital position. The Company also classifies a $1.5 million note payable related to the acquisition of RS Staffing Services as a current liability (See Note 4 of Notes to Consolidated Financial Statements). However, the Company plans to pursue its right of offset against the note for legal expenses incurred and has a good faith belief that we will recover such amounts.
Based on its business plan and current working capital position, the Company believes that it has adequate liquidity resources and alternatives, including seeking a new credit facility or financing arrangement, to fund its operations for the next twelve months. However, if the Company’s cash flows from operations are less than expected or if it is unable to secure a new credit facility, the company may need to downsize operations or raise additional capital. There can be no assurance, however, that the company will be successful in raising additional capital or securing financing when needed or on terms satisfactory to the company.
Payroll Taxes
As described in greater detail in the notes to the consolidated financial statements, TeamStaff had received notices from IRS claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, the remaining liability ($1.1 million at March 31, 2010) has been recorded in accounts payable. In fiscal 2009, the Company paid $1.1 million, related to this matter. No payments have been made in fiscal 2010. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Long Term Debt (1)	$1,536	$1,519	$17	$—
Operating Leases (2)	717	354	348	15
Severence Liabilities (3)	323	323	—	—

Total Obligations	$2,576	$2,196	$365	$15

(1)	Represents the maximum amount of notes payable related to the acquisition of TeamStaff GS, and capital lease obligations.

(2)	Represents lease payments net of sublease income, including those of discontinued operations.

(3)	Represents severance payments related to former employees, including those of discontinued operations.
Employment Agreements
During the fiscal quarter ending March 31, 2010, we entered into an employment agreement with Zachary C. Parker, who became our Chief Executive Officer and President commencing on February 22, 2010. The material terms and conditions of this employment agreement are summarized in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009. The terms and conditions of the employment agreements we have entered into with our other named executive officers are summarized in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The summaries of each of the foregoing agreements are incorporated herein by reference.
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
TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff believes that it does not have a material interest rate risk with respect to its prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. Interest rates payable on these funds have been relatively static and at a level where any further downward rate adjustments would not be expected to result in a material adverse impact on the Company’s exposure to workers’ compensation expense.

ITEM 4:	CONTROLS AND PROCEDURES
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
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.
Changes in Internal Controls
As previously reported, in February 2010, we appointed Zachary C. Parker as our new Chief Executive Officer and President to replace our former Chief Executive Officer and President, Rick J. Filippelli. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Management believes that the integration of Mr. Parker as our new Chief Executive Officer and President has been successful.
Other than as described above, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s second quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million and interest of $150,000 was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million note payable and accrued interest payable. Such agreement has been extended to May 31, 2010. As of March 31, 2010, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $56,000 and $5,000 in the three months ended March 31, 2010 and 2009, respectively, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $57,000 and $12,000 in the six months ended March 31, 2010 and 2009, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.8 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any. Accordingly, the Company has expensed costs incurred related to the investigation through March 31, 2010.
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
Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2009 for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by TeamStaff in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe that except for the additional risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
Our capital requirements are significant and we currently do not have an available credit facility to supplement our revenues derived from operations.
Our capital requirements have been and will continue to be significant. We have, from time to time, utilized our secured credit facility to supplement cash flows from operations in order to satisfy our working capital needs. We have provided approximately $0.2 million and $5.1 million in cash for continuing operating activities for the fiscal years ended September 30, 2009 and 2008, respectively, and used approximately $0.7 million in cash for continuing operating activities for the six months ended March 31, 2010. As previously reported, in April 2010, we terminated our secured loan arrangement with Sovereign Business Capital, pursuant to which we had a maximum amount available under such credit facility of $2,000,000. At March 31, 2010, unused availability totaled $1.0 million and there was no debt outstanding. We determined to terminate this arrangement in order to enable us to pursue various alternatives to supplement our cash requirements, including seeking a more favorable credit facility and to avoid the payment of a termination fee to Sovereign. Our available cash and cash equivalents as of March 31, 2010 totaled approximately $2.2 million. Based on its business plan and current working capital position, the Company believes that it has adequate liquidity resources and alternatives, including seeking a new credit facility or financing arrangement, to fund its operations for the next twelve months. No assurances can be given that we will be able to attain sales levels and support our costs through revenues derived from operations or that we will be able secure a new financing arrangement. In such event, it may be necessary to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to obtain additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially.
Following the termination of our credit facility with Sovereign Business Capital, we do not currently have a credit or financing facility to supplement our cash resources.
On April 7, 2010, the Company terminated its loan agreement with Sovereign Business Capital under which the Company had a maximum amount available under such credit facility of $2,000,000. Although the Company did not have any outstanding borrowing under this loan agreement at the time it terminated the agreement, the Company did, from time to time, utilize this facility to supplement its revenues in satisfying its cash requirements. As the Company previously reported, the Company had determined that it was not in compliance with the debt service coverage ratio covenant of this loan agreement and had held discussions with Sovereign regarding obtaining a waiver of its default under the debt service coverage ratio. The Company decided to terminate this agreement after it was notified by Sovereign that it did not intend to renew the loan agreement beyond its stated termination date of March 31, 2011 and further that it would waive payment of a termination fee in the event the Company satisfied its obligations under the Loan Agreement prior to August 31, 2010. The Company believes that its decision to terminate the loan agreement provided it with greater flexibility as it pursues various alternatives, including seeking to obtain a substitute credit facility or other financing arrangement and allowed it to avoid the payment of the termination fee to Sovereign. Although the Company is seeking a new credit facility or other financing arrangement, no assurances can be provided that it will be successful in securing such a new arrangement or the terms on which a new credit or financing arrangement would be made available to the Company. No assurances can be given that the rate of interest and other terms of any credit or financing arrangement which may be made available to us, including operating or restrictive covenants, would compare favorably with the facility with Sovereign that we terminated in April 2010. Accordingly, the Company does not currently have the benefit of a loan or financing facility to assist it in meeting its cash needs and no guarantees can be given that it will be able to obtain a new facility. The inability of the Company to secure a new credit facility or financing arrangement may have a material adverse effect on its liquidity, cash flows and results of operations.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities act of 1933, as amended, except as has been reported in previous filings with the SEC.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
We had determined in previous quarters that we were not in compliance with the debt service coverage ratio covenant of our Loan Agreement with Sovereign. However, as previously reported, in April 2010, we terminated our secured loan arrangement with Sovereign Business Capital, pursuant to which we had a maximum amount available under such credit facility of $2,000,000. At March 31, 2010, unused availability totaled $1.0 million and there was no debt outstanding. We determined to terminate this arrangement in order to enable us to pursue various alternatives to supplement our cash requirements, including seeking a more favorable credit facility and to avoid the payment of a termination fee to Sovereign.

ITEM 4:	RESERVED

ITEM 5:	OTHER INFORMATION
None.

ITEM 6:	EXHIBITS
The exhibits designated with an asterisk (*) are filed herewith.

Exhibit No.		Description

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.
/s/ Zachary C. Parker
Zachary C. Parker
Chief Executive Officer (Principal Executive Officer)

/s/ Cheryl Presuto
Cheryl Presuto
Chief Financial Officer (Principal Accounting Officer)
Dated: May 17, 2010