Form 10-Q
period 2010-06-30
TEAMSTAFF INC
filed 2010-08-16
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,103,482 shares of Common Stock, par value $.001 per share, were outstanding as of August 16, 2010.

TEAMSTAFF, INC.
FORM 10-Q
For the Quarter Ended June 30, 2010

Part I — FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	June 30,	September 30,
ASSETS	2010	2009
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,220	$2,992
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2010 and September 30, 2009	11,499	11,427
Prepaid workers’ compensation	512	517
Other current assets	213	257
Assets from discontinued operation	—	1,418

Total current assets	13,444	16,611

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	2,260	2,262
Computer equipment	215	255
Computer software	960	788
Leasehold improvements	9	9

	3,444	3,314

Less accumulated depreciation and amortization	(3,080)	(3,054)

Equipment and improvements, net	364	260

TRADENAME	3,924	3,924

GOODWILL	8,595	8,595

OTHER ASSETS	349	267

TOTAL ASSETS	$26,676	$29,657

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	June 30,	September 30,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2010	2009
	(unaudited)

CURRENT LIABILITIES:
Notes payable	$1,500	$1,500
Current portion of capital lease obligations	20	20
Accrued payroll	10,788	10,694
Accounts payable	1,809	1,890
Accrued expenses and other current liabilities	1,447	1,241
Liabilities from discontinued operation	341	392

Total current liabilities	15,905	15,737

CAPITAL LEASE OBLIGATIONS, net of current portion	12	27

OTHER LONG TERM LIABILITY	5	13

LONG TERM LIABILITIES FROM DISCONTINUED OPERATION	—	64

Total Liabilities	15,922	15,841

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 5,105 at June 30, 2010 and 4,900 at September 30, 2009, outstanding 5,103 at June 30, 2010 and 4,898 at September 30, 2009	5	5
Additional paid-in capital	69,431	69,124
Accumulated deficit	(58,658)	(55,289)
Treasury stock, 2 shares at cost at June 30, 2010 and September 30, 2009	(24)	(24)

Total shareholders’ equity	10,754	13,816

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,676	$29,657

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the Three Months Ended
	June 30,	June 30,
	2010	2009
REVENUES	$10,079	$11,344
DIRECT EXPENSES	8,740	9,625

GROSS PROFIT	1,339	1,719
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,783	1,733
DEPRECIATION AND AMORTIZATION	34	28

Loss from operations	(478)	(42)
OTHER INCOME (EXPENSE)
Interest income	7	9
Interest expense	(47)	(29)
Other income, net	10	153
Legal expense related to pre-acquisition activity of acquired company	(35)	(4)

	(65)	129

(Loss) income from continuing operations before taxes	(543)	87
INCOME TAX (EXPENSE) BENEFIT	(33)	39

(Loss) income from continuing operations	(576)	126

LOSS FROM DISCONTINUED OPERATION
Loss from operations	—	(659)

Loss from discontinued operation	—	(659)

NET LOSS	(576)	(533)

OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment, net of tax of $0	—	—

COMPREHENSIVE LOSS	$(576)	$(533)

(LOSS) EARNINGS PER SHARE — BASIC
(Loss) income from continuing operations	$(0.11)	$0.03
Loss from discontinued operation	—	(0.14)

Net loss per share	$(0.11)	$(0.11)

(LOSS) EARNINGS PER SHARE — DILUTED
(Loss) income from continuing operations	$(0.11)	$0.03
Loss from discontinued operation	—	(0.13)

Net loss per share	$(0.11)	$(0.10)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	5,080	4,897

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	5,080	5,086

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(Unaudited)

	For the Nine Months Ended
	June 30,	June 30,
	2010	2009

REVENUES	$30,667	$34,829

DIRECT EXPENSES	26,997	29,273

GROSS PROFIT	3,670	5,556
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,272	4,856
OFFICER SEVERANCE	310	—
DEPRECIATION AND AMORTIZATION	87	83

(Loss) income from operations	(1,999)	617
OTHER INCOME (EXPENSE)
Interest income	12	41
Interest expense	(100)	(80)
Other income, net	12	158
Legal expense related to pre-acquisition activity of acquired company	(92)	(16)

	(168)	103

(Loss) income from continuing operations before taxes	(2,167)	720
INCOME TAX (EXPENSE) BENEFIT	(43)	28

(Loss) income from continuing operations	(2,210)	748

LOSS FROM DISCONTINUED OPERATION
Loss from operations	(810)	(1,792)
Loss from disposal	(349)	—

Loss from discontinued operation	(1,159)	(1,792)

NET LOSS	(3,369)	(1,044)

OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment	—	5

COMPREHENSIVE LOSS	$(3,369)	$(1,039)

(LOSS) EARNINGS PER SHARE — BASIC
(Loss) income from continuing operations	$(0.44)	$0.15
Loss from discontinued operation	(0.23)	(0.36)

Net loss per share	$(0.67)	$(0.21)

(LOSS) EARNINGS PER SHARE — DILUTED
(Loss) income from continuing operations	$(0.44)	$0.15
Loss from discontinued operation	(0.23)	(0.35)

Net loss per share	$(0.67)	$(0.20)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	5,009	4,901

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	5,009	5,090

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in thousands)
(Unaudited)

	For the Nine Months Ended
	June 30,	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,369)	$(1,044)
Adjustments to reconcile net loss to net cash used in operating activities, net of divested businesses:
Depreciation and amortization	87	83
Compensation expense related to employee stock option grants	88	—
Compensation expense related to director restricted stock grants	57	—
Compensation expense related to employee restricted stock grants	161	164
Loss on retirement of equipment	1	—
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	(72)	499
Other current assets	49	213
Other assets	(82)	(145)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	219	(1,456)
Other long term liabilities	(8)	(14)
Pension liability	—	(70)
Cash flows from discontinued operation	1,386	148

Net cash used in operating activities	(1,483)	(1,622)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(191)	(50)
Cash flow from discontinued operation	—	(19)

Net cash used in investing activities	(191)	(69)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on capital lease obligations	(15)	(31)
Net comprehensive income on pension	—	5
Cash flows from discontinued operation	(83)	(20)

Net cash used in financing activities	(98)	(46)

Net decrease in cash and cash equivalents	(1,772)	(1,737)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,992	5,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,220	$3,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$26	$39

Cash paid during the period for income taxes	$94	$113

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 (Unaudited)
(1) ORGANIZATION AND BUSINESS:
TeamStaff, Inc. and its subsidiaries (“TeamStaff” or the “Company”, also referred to as “we,” “us” and “our”), provide a range of technical services to the United States Department of Veterans Affairs (“DVA”), the United States Department of Defense (“DOD”) and other US governmental entities. TeamStaff’s primary operations are located in Loganville, Georgia and its principal executive office is located at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873 where its telephone number is (866) 352-5304. TeamStaff, Inc., a New Jersey corporation, was founded in 1969 as a payroll service company and evolved into a national provider of logistics and healthcare services. Its principal operations are conducted through its subsidiary, TeamStaff Government Solutions, (“TeamStaff GS”), a wholly-owned subsidiary of TeamStaff, Inc. TeamStaff GS changed its name from RS Staffing Services, Inc on February 12, 2008 to reflect the subsidiary’s expanding service offerings.
On December 28, 2009, TeamStaff and TeamStaff Rx, Inc. (“TeamStaff Rx”), its wholly-owned subsidiary, entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, an Ohio limited liability company (“Advantage RN”), providing for the sale to Advantage RN of substantially all of the operating assets of TeamStaff Rx related to our business of providing travel nurse and allied healthcare professionals for temporary assignments. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provided that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which: (i) $350,000 in cash was paid at the closing, and (ii) $75,000 was subject to an escrowed holdback as described in the Asset Purchase Agreement. On March 25, 2010, the Company and Advantage RN completed the analysis related to escrow release conditions and reached an agreement as to the final purchase price. Of the $75,000 held in escrow, $25,000 was released to the Company and $50,000 was returned to Advantage RN, resulting in a final purchase price of $375,000. Additionally, Advantage RN has and will continue to make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. Under the terms of the Asset Purchase Agreement, Advantage RN did not assume any debts, obligations or liabilities of TeamStaff Rx nor did it purchase any accounts receivable outstanding as of the closing date. As described in Note 3 to these consolidated financial statements, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx have been reclassified to discontinued operations in the accompanying consolidated financial statements from those of continuing businesses for all periods presented.
Following the disposition of its TeamStaff Rx business, TeamStaff provides healthcare and logistics services to U.S. government entities through TeamStaff GS. Teamstaff provides its range of technical services through competitively awarded government contracts including those through existing United States General Services Administration (GSA) contract vehicles. TeamStaff employs over 800 employees in over 25 states in support of the DVA, the DOD and other government agencies. Additional services include engineering support, contingency and staff augmentation.
TeamStaff remains particularly dependent on the continuation of its relationship with the DVA. As previously reported, in January 2008 Teamstaff GS was issued purchase orders for the DVA’s consolidated pharmacy distribution centers from the DVA national contracting office. Although the current task orders expired on December 31, 2009, continuation of services extensions for all six locations serviced by TeamStaff GS were granted by the DVA to us through December 31, 2010. Representatives of the DVA have indicated that the DVA may release new requests for proposals related to technical services at its pharmacy distribution facilities in 2010. In such an event, the Company intends to submit a proposal to address any such solicitation. Although the Company believes it is well-positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend our current service order or that the Company will be successful in its bid for the new contract. If the DVA does not further extend the Company’s current service contract or the Company is not successful in its efforts to obtain contract awards pursuant to new solicitations, the Company’s results of operations and financial condition would be materially adversely affected.

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
Basis of Presentation
The consolidated interim financial statements included herein have been prepared by TeamStaff, without audit, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. TeamStaff believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TeamStaff’s fiscal 2009 Annual Report on Form 10-K. This interim financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments and changes in estimates, where appropriate) to present fairly the results for the interim periods. The results of operations and cash flows for fiscal 2010 interim periods are not necessarily indicative of the results for the full year.
The accompanying consolidated financial statements include the accounts of TeamStaff and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated.
Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations and cash flows of TeamStaff Rx have been reclassified to discontinued operations in the accompanying consolidated financial statements from those of continuing businesses for all periods presented.
(2) SIGNIFICANT ACCOUNTING POLICIES:
Revenue Recognition
TeamStaff accounts for its revenues in accordance with ACS 605-45, Reporting Revenues Gross as a Principal Versus Net as an Agent, and SAB 104, Revenue Recognition. TeamStaff recognizes all amounts billed to its customers as gross revenue because, among other things, TeamStaff is the primary obligor in the contract arrangement; TeamStaff has pricing latitude; TeamStaff selects employees for a given assignment from a broad pool of individuals; TeamStaff is at risk for the payment of its direct costs; and TeamStaff assumes a significant amount of other risks and liabilities as an employer, and therefore, is deemed to be a principal in regard to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by employees which have not yet been billed to the customer as of the end of the accounting period.
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
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At June 30, 2010 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at June 30, 2010 and September 30, 2009. At present, the Company expects to finalize the timing of collecting such amounts during fiscal 2010 based on current discussions and collection efforts.
Revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff’s direct labor costs of the employees, plus an estimate for overhead expenses and a profit margin.
Direct costs of services are reflected in TeamStaff’s Consolidated Statements of Operations as “direct expenses” and are reflective of the type of revenue being generated. Direct costs of the TeamStaff GS government services business include wages, employment related benefits and taxes and reimbursable expenses.

Stock-Based Compensation
Compensation costs for the portion of awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered over explicit or derived periods. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. There was share-based compensation expense for options for the three and nine months ended June 30, 2010 of $18,000 and $88,000 respectively. There was no share-based compensation expense for options for the three and nine months ended June 30, 2009. As of June 30, 2010 there was $0.3 million of unrecognized compensation expense related to non-vested stock option awards to be recognized in future periods.
During the three months ended June 30, 2010, TeamStaff did not grant any options, no options expired or were cancelled unexercised and no options were exercised. During the nine months ended June 30, 2010, TeamStaff granted 75,000 options per the terms of an employment agreement with the Company’s Chief Financial Officer and recorded share-based compensation expense of $30,000. An additional $7,000 of share-based compensation expense will be recognized over the remainder of fiscal 2010 related to this grant. Also during the nine months ended June 30, 2010, the Company granted 500,000 options per the terms of an employment agreement with the Company’s new Chief Executive Officer and President and recorded share-based compensation expense of $45,000. For the remaining unvested options, the Company will recognize a non cash compensation charge over the Chief Executive Officer’s remaining service period, for the calculated fair value of these options based on market values, historical stock performance and exercisability assumptions specific to this grant. Such charges will be material in future periods. During the nine months ended June 30, 2010, 5,750 options expired or were cancelled unexercised and no options were exercised. There were 614,375 options outstanding as of June 30, 2010. During the three and nine months ended June 30, 2009, TeamStaff did not grant any options, 12,500 options expired or were cancelled unexercised and no options were exercised. There were 20,125 options outstanding as of June 30, 2009.
During the three months ended June 30, 2010, TeamStaff did not grant any shares of restricted common stock. During the nine months ended June 30, 2010, TeamStaff granted 42,500 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan (“2006 Plan”), at the closing price on the award date of $1.34. All of these shares vested immediately. Stock compensation expense associated with these grants and all other grants totaled $23,000 and $218,000 for the three and nine months ended June 30, 2010, respectively.
During the three months ended June 30, 2009, TeamStaff did not grant any restricted common stock under its 2006 Long Term Incentive Plan (“2006 Plan”). During the nine months ended June 30, 2009, TeamStaff granted an aggregate of 341,612 shares of restricted stock under its 2006 Plan. Of these shares, 16,612 shares vested immediately, 50,000 shares are subject to certain performance based vesting requirements and 275,000 shares vest over two years. During the nine months ended June 30, 2010, 40,000 of these performance based shares were cancelled as it was determined that the performance based vesting requirements had not been met. Stock compensation expense associated with these grants and all other grants totaled $0.08 million and $0.1 million for the three and nine months ended June 30, 2009, respectively. As permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.
Option activity for the nine months ended June 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2009	15,125	$6.30	1.6	$—
Granted	605,000	$1.03
Exercised	—
Cancelled	(5,750)	$7.38

Options outstanding and exercisable, June 30, 2010	614,375	$1.35	9.3	$—

At June 30, 2010 there were 487,500 unvested options outstanding.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing common stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on those dates. This amount changes based on the fair market value of the Company’s common stock.
Restricted stock activity for the nine months ended June 30, 2010 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock outstanding, September 30, 2009	391,250	$1.96
Granted	42,500	$1.34
Issued	(205,000)	$1.63
Cancelled	(113,750)	$2.01

Restricted stock outstanding, June 30, 2010	115,000	$2.30

At June 30, 2010, there were 115,000 shares of unvested restricted common stock outstanding. As of June 30, 2010, approximately $49,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over the next 6 months. This amount does not include compensation costs, if any, related to conditional, performance based restricted stock awards.
At June 30, 2010, the Company had reserved 635,919 shares of common stock for issuance under various option, shares and warrant plans and arrangements.
Additional paid in capital increased $0.3 million as a result of stock compensation charges.
Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings (loss) per share for the 2009 periods are calculated by dividing income (loss) available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities.
The respective determination of weighted average shares used in the computation of earnings (loss) per share is as follows (amounts in thousands);

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic:
(Loss) income from continuing operations	5,080	4,897	5,009	4,901
Loss from discontinued operation	5,080	4,897	5,009	4,901

Diluted:
(Loss) income from continuing operations	5,080	5,086	5,009	5,090
Loss from discontinued operation	5,080	5,086	5,009	5,090
Under guidance for determining earnings (loss) per share, the effects of common stock equivalents of approximately 189,000 shares are included (even though the shares are anti dilutive) for each of the three and nine months ended June 30, 2009, in the calculation of loss per share for discontinued operations.

Income Taxes
TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2010 and September 30, 2009, the Company recorded a 100% valuation allowance against its net deferred tax assets.
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
In January 2010, the FASB issued a standard addressing fair value measurements and disclosures, which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This standard is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company does not have, at present, assets or liabilities that are subject to this standard; accordingly, adoption of this standard had no effect on the Company’s financial statements.
(3) DISCONTINUED OPERATION:
Sale of TeamStaff Rx
Based on an analysis of historical and forecasted results and the Company’s strategic initiative to focus on core government service business, in the fourth quarter of fiscal 2009, the Company approved and committed to a formal plan to divest the operations of TeamStaff Rx, our wholly-owned subsidiary, based at its Clearwater, Florida location. In evaluating the facets of TeamStaff Rx’s operations, management concluded that this business component meets the definition of a discontinued operation. Accordingly, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx for all periods presented have been reclassified to discontinued operations in the accompanying consolidated financial statements from those of continuing businesses.
Effective December 28, 2009, TeamStaff and TeamStaff Rx entered into a definitive Asset Purchase Agreement with Advantage RN, providing for the sale to Advantage RN of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provided that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which (i) $350,000 in cash was paid at the closing, and (ii) $75,000 was subject to an escrowed holdback as described in the Asset Purchase Agreement. On March 25, 2010, the Company and Advantage RN completed the analysis related to escrow release conditions and reached an agreement as to the final purchase price. Of the $75,000 held in escrow, $25,000 was returned to the Company and $50,000 was released to Advantage RN, resulting in a final purchase price of $375,000. Additionally, Advantage RN has and will continue to make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. Under the terms of the Asset Purchase Agreement, Advantage RN will not assume any debts, obligations or liabilities of TeamStaff Rx nor will it purchase any accounts receivable outstanding as of the closing date.

Condensed financial statement information and results of discontinued operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(amounts in thousands)	2010	2009	2010	2009
Revenues	$—	$1,779	$1,418	$6,699
Direct expenses	—	1,398	1,255	5,225
Selling, general and administrative expenses	—	1,010	971	3,211
Depreciation and amortization	—	34	—	102
Other income (expense), net	—	4	(2)	47

Loss from operations	—	(659)	(810)	(1,792)
Loss from disposal	—	—	(349)	—

Net loss	$—	$(659)	$(1,159)	$(1,792)

Included in selling, general and administrative expense from discontinued operations for the nine months ended June 30, 2010 is a charge of $0.1 million for severance to certain TeamStaff Rx employees, $0.3 million in various accrued expenses related to the sale and shut down of the business, and a loss on the disposal of TeamStaff Rx approximating $0.3 million principally from recognition of the remaining unfunded operating lease payments. There were no tax benefits associated with the losses from these discontinued operations.
The following chart details assets and liabilities from all discontinued operations (amounts in thousands):

	June 30,	September 30,
	2010	2009
ASSETS
Cash	$—	$245
Accounts receivable	—	674
Other current assets	—	124

Total current assets	—	1,043

Fixed assets	—	1,878
Accumulated depreciation	—	(1,602)

Net fixed assets	—	276

Goodwill and intangibles	—	99

Total assets	$—	$1,418

Liabilities
Current portion capital leases	$—	$44
Accrued payroll	42	237
Accrued expenses and other current liabilities	299	111

Total current liabilities	341	392

Long term capital leases	—	39

Other long term liabilities	—	25

Total liabilities	$341	$456

Activity in the liabilities of discontinued operations for the nine months ended June 39, 2010 is as follows:

	September 30,	Expensed	Paid This	June 30,
	2009 Balance	This Period	Period	2010 Balance
Current portion capital leases	$44	$1	$(45)	$—
Accrued payroll	237	—	(195)	42
Accrued expenses and other current liabilities	111	498	(310)	299
Capital leases	39	—	(39)	—
Other long term liabilities	25	—	(25)	—

Total	$456	$499	$(614)	$341

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
Legal Proceedings
RS Staffing Services, Inc.
On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary, TeamStaff GS, formerly known as RS Staffing Services, requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing Services. The subpoena stated that it was issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the DVA. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division (“DOJ”), along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provided contract services at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services.
The government has advised TeamStaff that the DOJ has no intent to charge TeamStaff or any of its subsidiaries or employees in connection with the Federal investigation of contract practices at various government owned/contractor operated facilities. TeamStaff remains committed to cooperate with the DOJ’s continued investigation of other parties.

The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million in prinicipal and interest of $150,000 was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million principal payable and accrued interest payable. Such agreement has been extended to August 31, 2010. As of June 30, 2010, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $35,000 and $4,000 in the three months ended June 30, 2010 and 2009, respectively, and $92,000 and $16,000 in the respective nine month periods as a component of other income (expense). Cumulative costs related to this matter approximate $1.8 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due under such promissory notes to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any. Accordingly, the Company has expensed costs incurred related to the investigation through June 30, 2010.
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
Potential Contractual Billing Adjustments
At June 30, 2010, TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At June 30, 2010 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2010. TeamStaff is currently in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to make the final determination of such amounts during fiscal 2010 based on current discussions and collection efforts. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
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

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and management’s overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at June 30, 2010, the remaining prepaid asset of $0.3 million will be received within the next twelve months. A portion of this is reflected on TeamStaff’s balance sheet as of June 30, 2010 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of June 30, 2010 the adequacy of the workers’ compensation reserves under the Zurich program (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.
(6) DEBT:
Predecessor Facility
On April 7, 2010, TeamStaff notified Sovereign Business Capital ( “Sovereign”) that it was terminating, effective immediately, the Amended and Restated Loan and Security Agreement dated as of March 28, 2008, as amended by that certain Modification Agreement dated as of January 8, 2010 (together, the “Sovereign Agreement”), by and between the Company and Sovereign. Pursuant to the Sovereign Agreement, Sovereign had provided the Company with a three-year secured revolving credit line with an initial borrowing availability of up to $3 million; however, effective in January 2010, Sovereign reduced the borrowing availability to $2 million in connection with providing its consent to the Company’s disposition of the operating assets of its TeamStaff Rx subsidiary (see Note 3). The credit provided by Sovereign under the Sovereign Agreement was secured by a first priority lien on all of the Company’s assets.
As the Company previously reported, on February 12, 2010, the Company determined that as of December 31, 2009, it was not in compliance with the debt service coverage ratio covenant of the Sovereign Agreement. The Company also reported that it was in discussions with Sovereign regarding obtaining a waiver of its default under the debt service coverage ratio. Subsequently, the Company was notified by Sovereign that it did not intend to renew the Sovereign Agreement beyond its stated termination date of March 21, 2011 and further that it would waive payment of a termination fee in the event the Company satisfied its obligations under the Sovereign Agreement prior to August 31, 2010. The Company’s decision to terminate the Sovereign Agreement followed its discussions with Sovereign of these matters and was made to provide the Company with greater flexibility as it pursued various financing alternatives, including seeking to obtain a substitute credit facility on more favorable terms and being able to avoid the payment of the termination fee to Sovereign. In the third quarter of fiscal 2010, the Company recognized a charge of $44,000 (included as a component of interest expense) related to the write off of unamortized financing costs associated with the Sovereign Agreement.
Current Facility
On July 29, 2010, TeamStaff GS entered into a Loan and Security Agreement dated as of July 29, 2010 (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”).

Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to TeamStaff GS in an aggregate amount of up to $1.5 million upon the further terms and subject to the conditions of the Loan Agreement. The loan is secured by a security interest and lien on all of TeamStaff GS’s accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. TeamStaff GS’s ability to request loan advances under the Loan Agreement is subject to (i) computation of TeamStaff GS’s advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan is for a term of 24 months and matures on July 29, 2012. Interest on the loan accrues on the daily unpaid balance of the loan advances at the greater of one point ninety-five percent (1.95%) above the Prime Rate (as published in effect in The Wall Street Journal from time to time) or at the rate of three point two-five percent (3.25%) per annum. The initial interest rate shall be 5.20%. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding.
The Loan Agreement requires compliance with customary covenants and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends, and TeamStaff GS’s tangible net worth. The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement.
TeamStaff has concurrently executed a Corporate Guaranty Agreement with Lender pursuant to which it has guaranteed all of the obligations of Teamstaff GS under the Loan Agreement.
Liquidity
As of June 30, 2010, TeamStaff had cash and cash equivalents of $1.2 million and net accounts receivable of $11.5 million. At June 30, 2010, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million and was unbilled at June 30, 2010. As of June 30, 2010, we had a working capital deficiency of $2.5 million. The disposition of TeamStaff Rx and the related liabilities the Company incurred as a result of severance and disposal accruals has had a negative impact on our working capital position. The Company also classifies a $1.5 million balance of the $3.0 million note payable related to the acquisition of RS Staffing Services as a current liability (See Note 4 of Notes to Consolidated Financial Statements). However, the Company plans to pursue its right of offset against the note for legal expenses incurred and has a good faith belief that we will recover such amounts.
Promissory Note (see Note (4) Commitments and Contingencies: “Legal Proceedings”)
In connection with the acquisition of RS Staffing Services, TeamStaff issued two promissory notes to the former owners of RS Staffing Services as part of the acquisition price, in the aggregate principal amount of $3.0 million. The notes bear interest at 5% per annum. One half of the principal ($1.5 million) and interest ($150,000) was due and paid on June 8, 2006. The remaining principal and interest was due in June 2007. As described in Note (4) above, effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date of the $1.5 million principal payable and accrued interest to August 31, 2010.
Based on contractual terms of the initial agreement and the status of the parties’ discussions, this debt at June 30, 2010 and September 30, 2009 is classified as a current liability.
(7) STOCK WARRANTS:
The Company had no outstanding warrants during the three months ended June 30, 2010 and 2009.

(8) MANAGEMENT TRANSITION AND NEW CHIEF EXECUTIVE OFFICER
On February 9, 2010, the Company entered into an employment agreement with Mr. Zachary C. Parker pursuant to which he became the Company’s Chief Executive Officer and President commencing on February 22, 2010 and was elected to the Company’s Board of Directors effective on February 22, 2010. Mr. Parker has over 25 years of leadership experience in the government services business. Mr. Parker succeeded Rick J. Filippelli, who served as the Company’s Chief Executive Officer and President and a member of its Board of Directors. As previously reported, Mr. Filippelli resigned from his positions with TeamStaff effective February 5, 2010. The following is a description of the Company’s employment agreement with Mr. Parker, which is qualified in its entirety by reference to the full text of such agreement.
Mr. Parker’s employment agreement is for an initial term expiring September 30, 2013. Under the employment agreement, Mr. Parker will receive a base salary of $288,000. Upon any termination of his employment on or after the expiration date, other than for cause (as defined in the employment agreement), Mr. Parker will be entitled to a severance payment equal to 12 months of his then-current base salary. Mr. Parker may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors of up to 70% of his base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the committee at the commencement of each fiscal year. For the period commencing on the effective date of the employment agreement to September 30, 2010, Mr. Parker shall be guaranteed a bonus of $45,000. The committee will establish performance targets for the balance of fiscal 2010 in consultation with Mr. Parker within 30 days of the commencement date to enable him to earn an additional bonus for fiscal 2010, not to exceed in the aggregate 70% of the portion of the base salary actually paid in fiscal 2010.
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
(9) SUBSEQUENT EVENTS:
The Company has evaluated subsequent events occurring after the balance sheet date of June 30, 2010. Based on this evaluation, the Company has determined that no subsequent events except for the matters discussed below, has occurred which require disclosure in the consolidated financial statements.
As discussed in greater detail in Note 6 (Debt), on July 29, 2010, TeamStaff GS entered into a Loan and Security Agreement dated as of July 29, 2010 with Presidential Financial Corporation.
On August 9, 2010, the Company announced that Cheryl Presuto, the Company’s Chief Financial Officer, will be leaving the Company effective as of August 27, 2010 to pursue another career opportunity. The Company has commenced a recruitment process and is implementing a plan to ensure operational and financial reporting continuity.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking and Cautionary Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”), Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). TeamStaff desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this Quarterly Report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report: our ability to continue to recruit and retain qualified healthcare and logistics professionals at reasonable costs; our ability to attract and retain sales and operational personnel; our ability to enter into contracts with the United States Government on terms attractive to us and to secure orders related to those contracts; changes in the timing of orders for and our placement of contract and permanent healthcare professionals and administrative staff; the overall level of demand for services; the variation in pricing of the healthcare facility contracts under which we place healthcare professionals; our ability to manage growth effectively; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; our ability to carry out our business strategy; the loss of key officers, and management personnel that could adversely affect our ability to remain competitive; the effect of recognition by us of an impairment to goodwill and intangible assets; other tax and regulatory issues and developments; and the effect of adjustments by us to accruals for self-insured retentions.
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
Revenue Recognition
TeamStaff accounts for its revenues in accordance with ACS 605-45, Reporting Revenues Gross as a Principal Versus Net as an Agent, and SAB 104, Revenue Recognition. TeamStaff recognizes all amounts billed to its customers as gross revenue because, among other things, TeamStaff is the primary obligor in the contract arrangement; TeamStaff has pricing latitude; TeamStaff selects employees for a given assignment from a broad pool of individuals; TeamStaff is at risk for the payment of its direct costs; and TeamStaff assumes a significant amount of other risks and liabilities as an employer, and therefore, is deemed to be a principal in regard to these services. TeamStaff also recognizes as gross revenue and as unbilled receivables, on an accrual basis, any such amounts that relate to services performed by employees which have not yet been billed to the customer as of the end of the accounting period.
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
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At June 30, 2010 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at June 30, 2010 and September 30, 2009. At present, the Company expects to finalize the timing of collecting such amounts by the end of fiscal 2010 based on current discussions and collection efforts.
Revenue is recognized as service is rendered. TeamStaff bills its clients based on an hourly rate. The hourly rate is intended to cover TeamStaff’s direct labor costs of the employees, plus an estimate for overhead expenses and a profit margin.
Direct costs of services are reflected in TeamStaff’s Consolidated Statements of Operations as “direct expenses” and are reflective of the type of revenue being generated. Direct costs of the TeamStaff GS government services business include wages, employment related benefits and taxes and reimbursable expenses.

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
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to the trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and management’s overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at June 30, 2010, the remaining prepaid asset of $0.3 million will be received within the next twelve months. A portion of this is reflected on TeamStaff’s consolidated balance sheet as of June 30, 2010 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
As of June 30, 2010 the adequacy of the workers’ compensation reserves under the Zurich program (which are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.
Income Taxes
TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2010, the Company provided a 100% deferred tax valuation allowance of approximately $14.5 million.
Recently Issued Accounting Pronouncements Affecting the Company
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

In January 2010, the FASB issued a standard addressing fair value measurements and disclosures, which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This standard is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The Company does not have, at present, assets or liabilities that are subject to this standard; accordingly, adoption of this standard had no effect on the Company’s financial statements.
Overview
Business Description
TeamStaff, through its TeamStaff GS subsidiary, is a healthcare and logistics service provider which has been serving the Federal Government for over a decade. TeamStaff GS’s primary client has been the United States Government and its various agencies. TeamStaff GS has developed a strong track record of delivering best-value and on-schedule technical services to its varied clients. TeamStaff is transforming its infrastructure to align with its remaining core business of government services. TeamStaff remains fully committed to high quality performance and cost-effectiveness for our customers. TeamStaff GS is committed to providing on-time delivery of multi-disciplined employees who possess the necessary experience, expertise, and dedication required to meet contract specifications. The staffing services offered by TeamStaff GS are provided through independent FSS contracts through the GSA. The provision of logistical and administrative personnel is accomplished through the Logistics Worldwide Schedule and medical personnel are supplied through the Professional and Allied Healthcare Staffing Services Schedule. TeamStaff also provides its staffing services to federal government agencies through competitively bid contracts. TeamStaff provides these services to the DVA, the DOD and other US governmental agencies and placed employees at approximately 30 facilities during the nine months ended June 30, 2010. Presently, TeamStaff has over 800 employees at these agencies and operates in over 25 states.
TeamStaff remains particularly dependent on the continuation of its relationship with the DVA. As previously reported, in January 2008 Teamstaff GS was issued purchase orders for the DVA’s consolidated pharmacy distribution centers from the DVA national contracting office. Although the current task orders expired on December 31, 2009, continuation of services extensions for all six locations serviced by TeamStaff GS were granted by the DVA to us through December 31, 2010. Representatives of the DVA have indicated that the DVA may release new requests for proposals related to technical services at its pharmacy distribution facilities in 2010. In such an event, the Company intends to submit a proposal to address any such solicitation. Although the Company believes it is well-positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend our current service order or that the Company will be successful in its bid for the new contract. If the DVA does not further extend the Company’s current service contract or the Company is not successful in its efforts to obtain contract awards pursuant to new solicitations, the Company’s results of operations and financial condition would be materially adversely affected.
As described in greater detail in Note 3 (Discontinued Operation) of Notes to Consolidated Financial Statements, on December 28, 2009, TeamStaff and TeamStaff Rx entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, an Ohio limited liability company, providing for the sale to Advantage RN of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provided that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which (i) $350,000 in cash was paid at the closing, and (ii) $75,000 was subject to an escrowed holdback as described in the Asset Purchase Agreement. On March 25, 2010, the Company and Advantage RN completed the analysis related to escrow release conditions and reached an agreement as to the final purchase price. Of the $75,000 held in escrow, $25,000 was returned to the Company and $50,000 was released to Advantage RN, resulting in a final purchase price of $375,000. Additionally, Advantage RN has and will continue to make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 payable at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010.

Following the disposition of our TeamStaff Rx business, TeamStaff provides staffing services through TeamStaff GS.
As described in greater detail in Note 3 to our consolidated financial statements, the results of operations, cash flows and related assets and liabilities of our TeamStaff Rx business were reclassified in the accompanying consolidated financial statements from those of our continuing businesses to discontinued operations.
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
On August 9, 2010, the Company announced that Cheryl Presuto, the Company’s Chief Financial Officer, will be leaving the Company effective as of August 27, 2010 to pursue another career opportunity. The Company has commenced a recruitment process and is implementing a plan to ensure operational and financial reporting continuity.
Recent Business Trends
Under Mr. Parker’s leadership, TeamStaff has begun transforming the Company to leverage the performance of TeamStaff GS to achieve more profitable growth in the broader government services market sector. TeamStaff has also retained the services of a Washington DC-based strategic planning firm to assist the leadership team in developing the Company’s new long-range strategic plan. The Company is looking to expand its footprint in the logistics and healthcare business within DOD and other agencies. At the same time, the Company is staying closely tuned to the actions of the Obama Administration with regard to converting private industry jobs into government positions; an initiative commonly referred to as “in-sourcing”. Government in-sourcing in FY2009 lead to a significant reduction in TeamStaff GS sales revenue and associated profit. As such, TeamStaff has recently become a corporate member of the Washington DC-based Professional Services Council which often represents the interests of member companies on Capitol Hill and to relevant government agencies including matters of “in-sourcing”.
With the President and Pentagon’s recent budgetary commitment to veterans and those Warfighters soon to return from two major offshore wars, TeamStaff is well-positioned for stability and growth. Our significant share of the DVA’s Consolidated Mail Outpatient Pharmacy (CMOP) business provides a cornerstone upon which we can build in this national priority area. We also intend to pursue opportunities from new DVA programs which may be introduced.
TeamStaff GS is expanding its reach within the government sector beyond DVA opportunities by bidding on DOD contracts afforded to large businesses and GSA’s e-Buy portal, an electronic Request for Quote (RFQ) / Request for Proposal (RFP) system designed to allow Federal buyers to request information, find sources, and prepare RFQs/RFPs, online, for various services offered through GSA’s Multiple Award Schedule. TeamStaff GS is evaluating opportunities to satisfy the staffing needs of other government agencies in addition to the DVA and DOD as a means of horizontal expansion of its client base. TeamStaff GS is also seeking to develop and maintain a nationwide network of teaming partners, including small businesses, Service Disabled Veteran Owned Small Businesses and other small-businesses certified under Section 8(a) of the Small Business Administration in order to expand and diversify its service offerings.
Although we saw a delay in new solicitation activity based, in part, on the change in administration, we experienced increased solicitation activity during the second fiscal quarter (as well as the current quarter) in areas of our revised strategic focus. We have begun to submit more contract proposals in areas within the scope of our revised strategic business plan, including logistics opportunities within the DOD. However, no assurances can be given that we will be granted contract awards in these fields or that contracts, if awarded, will translate into future revenues. In addition, we believe the government staffing business is stable in an economic downturn due to the longer term duration of its contracts. Management believes that, under the current administration, there will not be a reduction in government spending supporting social programs that benefit military personnel and veterans.

Results of Operations
The following table summarizes (in rounded percentages), for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Condensed Consolidated Statement of Operations:	2010	2009	2010	2009

Revenues	100.0%	100.0%	100.0%	100.0%
Direct Expenses	86.7%	84.8%	88.0%	84.0%

Gross Profit	13.3%	15.2%	12.0%	16.0%
Selling, general and administrative	17.7%	15.3%	17.2%	13.9%
Officer Severance	0.0%	0.0%	1.0%	0.0%
Depreciation and amortization expense	0.3%	0.2%	0.3%	0.3%

(Loss) income from operations	-4.7%	-0.3%	-6.5%	1.8%
Other income (expense)	-0.6%	1.1%	-0.5%	0.3%

(Loss) income from continuing operations before tax	-5.3%	0.8%	-7.0%	2.1%
Income tax (expense) benefit	-0.3%	0.3%	-0.1%	0.1%

(Loss) income from continuing operations	-5.6%	1.1%	-7.1%	2.2%
Loss from discontinued operation	0.0%	-5.8%	-3.8%	-5.1%

Net loss	-5.6%	-4.7%	-10.9%	-2.9%

Revenues from TeamStaff’s continuing operations for the three months ended June 30, 2010 and 2009 were $10.1 million and $11.3 million, respectively, which represents a decrease of $1.2 million or 10.6% over the prior fiscal year period. New business revenue for the third quarter of 2010 was $0.3 million compared to the third quarter of 2009 and $0.2 million compared to the sequential quarter ended March 31, 2010. This helped to offset the decrease in operating revenues year over year due primarily to government in-sourcing of selected positions under our existing contracts of $0.9 million and $0.5 million related to the conclusion of our only commercial contract.
Revenues from TeamStaff’s continuing operations for the nine months ended June 30, 2010 and 2009 were $30.7 million and $34.8 million, respectively, which represents a decrease of $4.1 million or 11.9% over the prior fiscal year period. The decrease in revenues from continuing operations is due primarily to net reductions in headcount at certain Government facilities of $3.3 million, reduced overtime at these facilities of $0.6 million and the non-renewal of TeamStaff GS’s sole commercial contract of $1.1 million, offset by new business of $0.5 million.
TeamStaff GS is seeking approval from the Federal Government for gross profit on retroactive billing rate increases associated with certain government contracts at which it has employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal Government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for employees currently on assignment have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At June 30, 2010 and September 30, 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates finalizing the timing of collecting such amounts in fiscal 2010. In addition, TeamStaff is in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to make the final determination of such amounts during fiscal 2010 based on current discussions and collection efforts. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
Direct expenses from continuing operations for the three months ended June 30, 2010 and 2009 were $8.7 million and $9.6 million, respectively which represents a decrease of $0.9 million or 9.4% over the prior fiscal year period. As a percentage of revenue from continuing operations, direct expenses were 86.1% and 85.0%, respectively, for the three months ended June 30, 2010 and 2009. See the discussion on gross profit below for an explanation of the increase in direct expenses as a percentage of revenue.

Direct expenses from continuing operations for the nine months ended June 30, 2010 and 2009 were $27.0 million and $29.3 million, respectively which represents a decrease of $2.3 million or 7.8% over the prior fiscal year period. As a percentage of revenue from continuing operations, direct expenses were 87.9% and 84.2%, respectively, for the nine months ended June 30, 2010 and 2009. See the discussion on gross profit directly below for an explanation of the increase in direct expenses as a percentage of revenue.
Gross profit from continuing operations for the three months ended June 30, 2010 and 2009 were $1.3 million and $1.7 million, respectively which represents a decrease of $0.4 million or 23.5% over the prior fiscal year period. Gross profit from continuing operations, as a percentage of revenue, was 12.9% and 15.0%, for the three months ended June 30, 2010 and 2009, respectively. The key drivers for the period over period decrease in gross profit as a percentage of revenue are increased workers’ compensation expense, increased health and welfare expense and increased vacation accruals as a result of lower employee turnover rates. TeamStaff GS continued to experience poor workers’ compensation claims in the third quarter of fiscal 2010, resulting in increased workers’ compensation expense of approximately $0.2 million over the prior fiscal year period. This additional expense includes required accruals for IBNR (incurred but not reported) claims. The Company has retained a risk control consultant to evaluate practices at the relevant government facilities to recommend improvements in an effort to mitigate this exposure in the future.
Gross profit from continuing operations for the nine months ended June 30,, 2010 and 2009 were $3.7 million and $5.6 million, respectively which represents a decrease of $1.9 million or 33.9% over the prior fiscal year period. Gross profit from continuing operations, as a percentage of revenue, was 12.1% and 16.1%, for the nine months ended June 30, 2010 and 2009, respectively. The key drivers for the period over period decrease in gross profit as a percentage of revenue are lower overtime at certain government facilities which earn a higher gross profit margin, increased workers’ compensation expense, increased health and welfare expense and increased vacation accruals as a result of lower employee turnover rates. TeamStaff GS experienced poor workers’ compensation claims in fiscal 2010 to date, resulting in increased workers’ compensation expense of approximately $0.7 million over the prior fiscal year period. This additional expense includes required accruals for IBNR (incurred but not reported) claims.
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2010 and 2009 were $1.8 million and $1.7 million, respectively, which represents an increase of $0.1 million, or 5.9%. TeamStaff GS’ SG&A expenses for the three months ended June 30, 2010 include $0.04 million in management consulting fees related to the strategic business review of the division and $0.1 million in increased new business expense for additional sales related headcount and marketing expense. The Company continues with its cost saving initiatives, which have resulted in reduced headcount in non-revenue generating departments and lower G&A costs. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure.
SG&A expenses and officer severance for the nine months ended June 30, 2010 and 2009 were $5.6 million and $4.9 million, respectively, which represents an increase of $0.7 million, or 14.3%. Included in the nine months ended June 30, 2010 is $0.3 million in severance for the Company’s former Chief Executive Officer, approximately $150,000 in fees related to the Company’s search for a new CEO, and $0.2 million in restricted stock grants to non-employee members of the board of directors and Company officers. TeamStaff GS SG&A expenses for the nine months ended June 30, 2010 include $0.1 million in management consulting fees related to the strategic business review of the division and $0.3 million in increased new business expense for additional sales related headcount and marketing expense. The Company continues with its cost saving initiatives, which have resulted in reduced headcount in non-revenue generating departments and lower G&A costs. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure.
Depreciation and amortization expense for the three months ended June 30, 2010 and 2009 were $34,000 and $28,000, respectively. Depreciation and amortization expense was $87,000 and $83,000 for the nine months ended June 30, 2010 and 2009, respectively.
Loss from operations for the three months ended June 30, 2010 and 2009 was $0.5 million and $0.04 million respectively. This represents a decline of $0.4 million in results from operations from the prior fiscal year period. The decrease is due to lower revenues, lower operating gross profit earned in the fiscal period of 2010 as described above, as well as increased SG&A expense for the investment into TeamStaff GS’s revised government staffing strategy.

Loss from operations for the nine months ended June 30, 2010 and 2009 was $2.0 million as compared to income from operations for the nine months ended June 30, 2009 of $0.6 million. This represents a decline of $2.6 million in results from operations from the prior fiscal year period. The decrease is due to lower revenues, lower operating gross profit earned in the fiscal 2010 as described above, as well as increased SG&A expense for officer severance and the investment into TeamStaff GS’s revised government staffing strategy.
Interest income and other income was $17,000 and $24,000, respectively, for the three and nine months ended June 30, 2010. Interest income and other income was $162,000 and $199,000 for the three and nine months ended June 30, 2009, respectively. In the three and nine months ended June 30, 2009, the Company received a notification from the State of Florida regarding a refund of $151,000 for various taxes. Such amount has been recognized in the related periods’ statement of operations as a change in estimate.
Interest expense for the three months ended June 30, 2010 and 2009 was each approximately $47,000 and $29,000. Included in the three months ended June 30, 2010 is approximately $44,000 of unamortized deferred financing costs related to the credit facility with Sovereign Business Capital that were expensed as a result of the Company’s termination of the agreement in April 2010. Interest expense for the three months ended June 30, 2009 is due to interest on minimum required borrowings on the Company’s credit facility and interest on capital leases. Interest expense for the nine months ended June 30, 2010 and 2009 was approximately $100,000 and $80,000, respectively, as a result of the minimum required borrowings on the Company’s credit facility and interest on capital leases, as well as the previously mentioned write-off of unamortized deferred financing costs.
The Company recorded other expense of $35,000 and $4,000, for the three months ended June 30, 2010 and 2009, respectively, related to legal representation and investigation costs incurred in connection with the Federal Grand Jury subpoena issued to Teamstaff GS, our subsidiary formerly known as RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing effective as of June 2005. These expenses are classified as non-operating expenses because the subpoena relates to activity prior to the acquisition. Expenses related to this investigation for the nine months ended June 30, 2010 and 2009 were $92,000 and $16,000, respectively.
Beginning in fiscal 2006, the Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company did not record a Federal tax benefit for the three and nine months ended June 30, 2010 and recorded tax expense of $33,000 for states’ tax provision for the three months ended June 30, 2010 and $43,000 for the nine months ended June 30, 2010. The Company recorded a state tax benefit for the three and nine months ended June 30, 2009 of $39,000 and $28,000, respectively.
Loss from continuing operations for the three months ended June 30, 2010 was $0.6 million, or $0.11 per basic and diluted share, as compared to income from continuing operations of $0.1 million or $0.03 per basic and diluted share, for the three months ended June 30, 2009. Loss from continuing operations for the nine months ended June 30, 2010 was $2.2 million, or $0.44 per basic and diluted share, as compared to income from continuing operations of $0.7 million, or $0.15 per basic and diluted share, for the nine months ended June 30, 2009.
There was no activity in discontinued operations for the three months ended June 30, 2010. Loss from discontinued operations for the three months ended June 30, 2009 was $0.7 million, or $0.14 per basic and $0.13 per diluted share related to the operating activities of TeamStaff Rx.
Loss from discontinued operations for the nine months ended June 30, 2010 was $1.2 million, or $0.23 per basic and diluted share. Loss from operations of the TeamStaff Rx discontinued business was $0.8 million. This includes the operating loss as well as a charge of $0.1 million for severance to certain TeamStaff Rx employees and $0.3 million in various accrued expenses related to the sale and shut down of the business. Loss from disposal of the TeamStaff Rx discontinued business was $0.3 million. Included in this loss are expenses principally from recognition of the remaining unfunded operating lease payments, net of estimated rent subsidy, as well as legal expenses related to the sale. Loss from discontinued operations for the nine months ended June 30, 2009 was $1.8 million or $0.36 per basic and $0.35 per diluted share related to the operating activities of TeamStaff Rx.

Net loss for the three months ended June 30, 2010 was $0.6 million, or $0.11 per basic and diluted share, as compared to net loss of $0.5 million or $0.11 per basic and $0.10 per diluted share, for the three months ended June 30, 2009. This represents a decline of $0.1 million in net income from the prior fiscal period. Net loss for the nine months ended June 30, 2010 was $3.4 million, or $0.67 per basic and diluted share, as compared to net loss of $1.0 million, or $0.21 per basic and $0.20 per diluted share, for the nine months ended June 30, 2009. This represents an increased net loss of $2.4 million from the prior fiscal period.
Liquidity and Capital Resources; Commitments
Presently, our principal sources of cash to fund our working capital needs is cash generated from operating activities.
Cash from operating activities
Net cash used in operating activities for the nine months ended June 30, 2010 was $1.5 million. This decrease in cash was primarily driven by net losses, including payments related to the disposal of the discontinued operation, as well as an increase in accounts receivable, offset by an increase in accrued payroll and accrued expenses.
Net cash used in operating activities for the nine months ended June 30, 2009 was $1.6 million. This decrease in cash was primarily driven by a net losses and a decrease in accounts payable of $1.5 million, of which $1.1 million was for payments made to the IRS for previously recorded prior period tax liabilities.
Cash from investing activities
Net cash used in investing activities for the nine months ended June 30, 2010 was $191,000 primarily for costs associated with the purchase and implementation of a new operating system for TeamStaff GS to fulfill Defense Contract Audit Agency (DCAA) cost accounting system requirements for the award of certain larger value government contracts.
Net cash used in investing activities for the nine months ended June 30, 2009 was $69,000.
Cash from financing activities
Net cash used in financing activities for the nine months ended June 30, 2010 was $98,000, used primarily to pay off in full capital lease obligations related to the discontinued operation as well as scheduled repayment of capital lease obligations for continuing operations.
Net cash used in financing activities for the nine months ended June 30, 2009 was $46,000, primarily as a result of repayment of capital lease obligations.
Loan Facility
On April 7, 2010, TeamStaff notified Sovereign Business Capital ( “Sovereign”) that it was terminating, effective immediately, the Amended and Restated Loan and Security Agreement dated as of March 28, 2008, as amended by that certain Modification Agreement dated as of January 8, 2010 (together, the “Sovereign Agreement”), by and between the Company and Sovereign. Pursuant to the Sovereign Agreement, Sovereign had provided the Company with a three-year secured revolving credit line with an initial borrowing availability of up to $3 million; however, effective in January 2010, Sovereign reduced the borrowing availability to $2 million in connection with providing its consent to the Company’s disposition of the operating assets of its TeamStaff Rx subsidiary (see Note 3). The credit provided by Sovereign under the Sovereign Agreement was secured by a first priority lien on all of the Company’s assets.
As the Company previously reported, on February 12, 2010, the Company determined that as of December 31, 2009, it was not in compliance with the debt service coverage ratio covenant of the Sovereign Agreement. The Company also reported that it was in discussions with Sovereign regarding obtaining a waiver of its default under the debt service coverage ratio. Subsequently, the Company was notified by Sovereign that it did not intend to renew the Sovereign Agreement beyond its stated termination date of March 21, 2011 and further that it would waive payment of a termination fee in the event the Company satisfied its obligations under the Sovereign Agreement prior to August 31, 2010. The Company’s decision to terminate the Sovereign Agreement followed its discussions with Sovereign of these matters and was made to provide the Company with greater flexibility as it pursued various financing alternatives, including seeking to obtain a substitute credit facility on more favorable terms and being able to avoid the payment of the termination fee to Sovereign. In the third quarter of fiscal 2010, the Company recognized a charge of $44,000 related to the write off of unamortized financing costs associated with the Sovereign Agreement.

On July 29, 2010, TeamStaff GS entered into a Loan and Security Agreement dated as of July 29, 2010 (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”).
Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to TeamStaff GS in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. The loan is secured by a security interest and lien on all of TeamStaff GS’s accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. TeamStaff GS’s ability to request loan advances under the Loan Agreement is subject to (i) computation of TeamStaff GS’s advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan is for a term of 24 months and matures on July 29, 2012. Interest on the loan accrues on the daily unpaid balance of the loan advances at the greater of one point ninety-five percent (1.95%) above the Prime Rate as quoted in effect in The Wall Street Journal from time to time or at the rate of three point two-five percent (3.25%) per annum. The initial interest rate shall be five point two-zero percent (5.20%). In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of zero point six-five percent (0.65%) based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding.
The Loan Agreement requires compliance with customary covenants and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends, and TeamStaff GS’s tangible net worth. The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement.
TeamStaff has concurrently executed a Corporate Guaranty Agreement with Lender pursuant to which it has guaranteed all of the obligations of TeamStaff GS under the Loan Agreement.
Cash Flows
As of June 30, 2010, TeamStaff had cash and cash equivalents of $1.2 million and net accounts receivable of $11.5 million. At June 30, 2010, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million and was unbilled at June 30, 2010. As of June 30, 2010, we had a working capital deficiency of $2.5 million. The disposition of TeamStaff Rx and the related liabilities the Company incurred as a result of severance and disposal accruals has had a negative impact on our working capital position. The Company also classifies a $1.5 million balance of the $3.0 million note payable related to the acquisition of RS Staffing Services as a current liability (See Note 4 of Notes to Consolidated Financial Statements). However, the Company plans to pursue its right of offset against the note for legal expenses incurred and has a good faith belief that we will recover such amounts.
Based on its business plan and current credit facility, the Company believes that it has adequate liquidity resources to fund its operations for the next twelve months.
Payroll Taxes
As described in greater detail in the Notes to the Consolidated Financial Statements, TeamStaff had received notices from IRS claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, the remaining liability ($1.1 million at June 30, 2010) has been recorded in accounts payable. In fiscal 2009, the Company paid $1.1 million, related to this matter. No payments have been made in fiscal 2010. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Long Term Debt (1)	$1,532	$1,520	$12	$—
Operating Leases (2)	707	309	316	82
Severence Liabilities (3)	238	238	—	—

Total Obligations	$2,477	$2,067	$328	$82

(1)	Represents the maximum amount of notes payable related to the acquisition of TeamStaff GS, and capital lease obligations.

(2)	Represents lease payments net of sublease income, including those of discontinued operations.

(3)	Represents severance payments related to former employees, including those of discontinued operations.
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS
RS Staffing Services, Inc.
On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary, TeamStaff GS, formerly known as RS Staffing Services, requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing Services. The subpoena stated that it was issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the DVA. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division (“DOJ”), along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provided contract services at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services.
The government has advised TeamStaff that the DOJ has no intent to charge TeamStaff or any of its subsidiaries or employees in connection with the Federal investigation of contract practices at various government owned/contractor operated facilities. TeamStaff remains committed to cooperate with the DOJ’s continued investigation of other parties.

The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services a $3.0 million promissory note, of which $1.5 million in principal and interest of $150,000 was paid in June 2006. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million principal payable and accrued interest payable. Such agreement has been extended to August 31, 2010. As of June 30, 2010, the amount has not been settled. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $35,000 and $4,000 in the three months ended June 30, 2010 and 2009, respectively, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $92,000 and $16,000 in the nine months ended June 30, 2010 and 2009, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.8 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due under such promissory notes to the former owners of RS Staffing Services.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any. Accordingly, the Company has expensed costs incurred related to the investigation through June 30, 2010.
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
In connection with its medical staffing business, TeamStaff is exposed to potential liability for the acts, errors or omissions of its medical employees. The professional liability insurance policy provides up to $5.0 million aggregate coverage with a $2.0 million per occurrence limit. Although TeamStaff believes the liability insurance is reasonable under the circumstances to protect it from liability for such claims, there can be no assurance that such insurance will be adequate to cover all potential claims.
TeamStaff is engaged in no other litigation, the effect of which would be anticipated to have a material adverse impact on TeamStaff’s results of operations, financial position or cash flows.

ITEM 1A:	RISK FACTORS
Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2009 and our subsequently filed Quarterly Reports on Form 10-Q for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by TeamStaff in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe that except for the additional risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Our new secured loan facility is secured by a lien on substantially all of our assets and if we are unable to make the scheduled principal and interest payments on the facility or maintain compliance with other debt covenants, we may default on the facility.
On July 29, 2010, our wholly-owned subsidiary, TeamStaff GS, entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to TeamStaff GS in an aggregate amount of up to $1.5 million, upon the terms and subject to the conditions of the Loan Agreement. The loan is secured by a security interest and lien on all of the TeamStaff GS’s accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. Further, TeamStaff GS’s ability to request loan advances under the Loan Agreement is subject to (i) computation of TeamStaff GS’s advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender and (ii) compliance with the covenants and conditions of the loan. The Loan Agreement also requires compliance with customary covenants and restrictions on our ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends, and TeamStaff GS’s tangible net worth. The Loan Agreement also provides for customary events of default following which, the Lender may, at its option, accelerate the amounts outstanding under the Loan Agreement. Interest on the loan accrues on the daily unpaid balance of the loan advances at the greater of (i) one point ninety-five percent (1.95%) above the Prime Rate as quoted in effect in The Wall Street Journal from time to time or (ii) three point two-five percent (3.25%) per annum. The initial interest rate shall be five point two-zero percent (5.20%). In addition, TeamStaff GS will pay Lender certain other related fees and expense reimbursements including a monthly service charge.
Due to these covenants and restrictions, our operations may be affected in several ways. For instance, a portion of our cash flow from operations will be dedicated to the payment of the principal and interest on our indebtedness and as referenced above, our ability to enter into certain transactions, incur additional indebtedness and dispose of certain assets may be limited. The facility is subject to acceleration upon non-payment or various other standard default clauses. Material increases in the Prime Rate could have a material adverse effect on our results of operations, the status of the revolving credit facility, as well as interest costs. Failure to pay credit advances or any failure to comply with applicable restrictive covenants would have a material adverse effect on our business in that we could be required to repay the outstanding balance in advance or sell assets in order to repay the outstanding amount. In addition, the Lender could seize the collateral securing the loan facility.
There is limited trading volume in our common stock and you may find it difficult to dispose of your shares of common stock; it is possible that our stock may be delisted from The Nasdaq Capital Market.
Our common stock is currently traded on The Nasdaq Capital Market under the symbol “TSTF”. If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock will be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On June 1, 2010, we received a staff deficiency letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the past 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “Listing Rule”). As a result, the Company was notified by Nasdaq that it is not in compliance with the Listing Rule. Nasdaq has provided the Company with 180 calendar days, or until November 29, 2010, to regain compliance. To regain compliance with the Listing Rule, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the 180 day grace period. If this occurs, Nasdaq will provide us with written notification of compliance. If the Company’s common stock does not regain compliance with the Listing Rule during this grace period, it will be eligible for an additional grace period of 180 calendar days provided that the Company satisfies Nasdaq’s initial listing standards for listing on The Nasdaq Capital Market, other than the minimum bid price requirement. If the Company does not regain compliance during the initial grace period and is not eligible for an additional grace period, Nasdaq will provide written notice that the Company’s common stock is subject to delisting from The Nasdaq Capital Market. In that event, the Company may appeal such determination to a hearings panel. There can be no guarantee that the Company will be able to regain compliance with the Listing Rule. Further, this deficiency notice relates exclusively to our bid price deficiency. We may be delisted during the applicable grace periods for failure to maintain compliance with any other listing requirement which may occur.

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

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4:	RESERVED

ITEM 5:	OTHER INFORMATION
None.

ITEM 6:	EXHIBITS
The exhibits designated with an asterisk (*) are filed herewith.

Exhibit No.		Description

10.1		Loan and Security Agreement, dated as of July 29, 2010, between Teamstaff Government Solutions, Inc. and Presidential Financial Corporation †

10.2		Secured Promissory Note, dated July 29, 2010, executed by Teamstaff Government Solutions, Inc.

10.3		Corporate Guaranty Agreement, dated July 29, 2010, executed by Teamstaff, Inc.

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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
Dated: August 16, 2010