Form 10-K
period 2010-09-30
TEAMSTAFF INC
filed 2011-02-14
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

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
Issuer’s telephone number, including area code (866) 952-1647
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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2010): $3,319,826.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: On January 31, 2011, there were 5,140,232 shares outstanding of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
None

PART I

ITEM 1. BUSINESS
INTRODUCTION
General
TeamStaff, Inc. and its subsidiaries (“TeamStaff” or the “Company”, also referred to as “we,” “us” and “our”), provide a range of logistics, healthcare support and technical services to the United States Department of Veterans Affairs (“DVA”), the United States Department of Defense (“DoD”) and other US governmental entities. TeamStaff’s primary operations are located in Loganville, Georgia and its principal executive office is located at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873 where its telephone number is (866) 952-1647.
Company History
TeamStaff is a New Jersey corporation that was founded in 1969 as a payroll service company. Over the years, we evolved into a national provider of contract and permanent medical and administrative staffing services and today TeamStaff is a full-service provider of logistics, healthcare support and technical services to Federal Agencies and the Department of Defense. During the past 18 months, we have taken numerous steps in an effort to enhance the value of TeamStaff and have fully focused our efforts on the government services market, where we believe we have a proven track record of performance. In connection with the refocusing of our operations, we have replaced our Chief Executive Officer and Chief Financial Officer and hired a new Executive Vice President of Corporate Development, to lead our efforts as a government services provider.
TeamStaff’s principal operations are conducted through its subsidiary, TeamStaff Government Solutions, Inc. (“TeamStaff GS”), a wholly-owned subsidiary of TeamStaff, Inc. TeamStaff GS, which is currently the Company’s only operating subsidiary changed its name from RS Staffing Services, Inc. on February 12, 2008 to reflect the subsidiary’s evolving service offerings. In connection with the evolution of our company, on December 28, 2009, TeamStaff and TeamStaff Rx, Inc. (“TeamStaff Rx”), a wholly-owned subsidiary, entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, for the sale of substantially all of the operating assets of TeamStaff Rx related to our business of providing travel nurse and allied healthcare professionals for temporary assignments. The closing of this transaction occurred on January 4, 2010. See “Item 1. Business — Disposition of Assets” for further information regarding this transaction.
Government Services
TeamStaff provides logistics, healthcare support and other technical services to U.S. government entities through TeamStaff GS and is completely focused on successfully performing, effectively partnering, and profitably growing its direct and indirect (as a subcontractor to others) business with federal government agencies, namely the Department of Veteran Affairs (the “DVA”) and the Department of Defense (DoD). In recent years the Company has provided services for a range of DoD clients including but not limited to, the US Army Installation Management Commands at Fort Benning and Fort Gordon, GA, the Army Transportation Center at Fort Eustis, VA, Patrick Air Force Base, FL, Seymore Johnson Air Force Base, NC, Madigan and Tripler Army Medical Centers, WA and HI respectively, National Naval Medical Centers, and the Army Corps of Engineers. In addition to its largest customer, the DVA, other federal non-DoD customers have included the Department of Energy, the Department of Homeland Security, the Department of Treasury, the Forestry Service, FEMA and the Center for Disease Control.
TeamStaff’s leadership and management team possesses significant experience in government services and manages over 800 employees in over 20 states. Committed to providing top-quality services, TeamStaff’s managers are trained and certified (where applicable) in management processes utilized by DoD and other federal agencies. TeamStaff GS has developed a strong track record of delivering best-value and on-schedule services to its varied clients. TeamStaff has an on-going process to tailor its infrastructure to align with its remaining core business of government services.
The staffing services offered by TeamStaff GS are provided through independent federal supply schedule (“FSS”) contracts through the U.S. General Services Administration (“GSA”). The provision of logistics and other work is accomplished through competitively awarded contracts and task orders including the Logistics Worldwide Schedule. The healthcare services are supplied through competitively awarded contracts and task orders including the Professional and Allied Healthcare Staffing Services Schedule. During the fiscal year ended September 30, 2010, the Company generated $40.9 million in revenues through its government services business.

Strategic Lines of Business
Having completed an extensive review and analysis of its core competencies, prospective growth markets within the federal and DoD space, and its competitiveness within the addressable markets, TeamStaff’s management has determined its three principal lines of business entering its 2011 fiscal year as follows:
Logistics & Technical Services — This line of business draws heavily upon TeamStaff GS’ proven logistics expertise and processes in areas involving supply chain management, performance-based logistics, inventory management, statistical process control, packaging/handling/storage & transportation, and supply support operations. In addition, it embodies program and project management, engineering and prototype fabrication services, equipment and non-tactical vehicle operations and maintenance, hazardous material management, facilities and shipyard support services and more. In fiscal 2010, over 45% of our revenue was derived from this line of business.
Healthcare Delivery Solutions — Leveraging a strong heritage in medical, pharmaceutical, and associated facilities management TeamStaff is well-positioned to expand and diversify its customer base in this area. TeamStaff-developed tools such as the web-based Practitioner Resource Allocation Tool coupled with expert recruiting talent and tools provide for a degree of differentiation needed to compete favorably in this space. Professional services have included critical care, medical/surgical, emergency room/trauma center, behavioral health and trauma brain injury. Allied support includes a wide range including MRI technology, diagnostic sonography, phlebotomy, dosimetry, physical therapy, pharmaceuticals and others. In fiscal 2010 approximately 45% of our revenue was derived from this line of business.
Contingency/Staff Augmentation — This line of business combines the ability to provide disaster and emergency response services with our legacy staffing and workforce augmentation services. TeamStaff’s outstanding track record of response during hurricanes Rita and Katrina demonstrates its ability to support major federal and DoD opportunities in this area. General staffing and selective recruitment process outsourcing are key components of this business area. Less than 5% of fiscal 2010 revenue was derived from this line of business.
Management believes that streamlining the Company’s strategic focus around these three lines of business serves to align its resourcing and investments decisions around a cohesive set of business objectives. Equally important in this evolution is the decision to exit previous market focus areas with high barriers to entry and traditionally low margins for the Company (including commercial & federal IT and general administrative temporary staffing services).
Healthcare Staffing
For over a decade, TeamStaff GS has been serving the DVA and DoD by providing qualified medical and other professionals in a variety of positions.
Healthcare staffing will continue to be a component of TeamStaff’s business. As more and more Federal and DoD programs call for performance-based requirements, in addition to the mere provision of people, TeamStaff’s existing staff of medical talent and credentials as described above will help it to compete and differentiate itself in the market place. However, the low margin and temporary nature of some segments of this market are no longer consistent with the company’s strategic direction and will not be pursued or bid in a significant manner. Selective healthcare staffing opportunities which add important credentials or presence strategically linked to profitably growing our broader Healthcare Delivery Solutions business base are being pursued.
Relationship with Department of Veteran Affairs
The DVA’s mission is one of service to the 27 million veterans who have served their country. To accomplish this mission, the DVA provides various products and services to veterans by working closely with various industry sectors. These products and services include medical care, benefits, and social programs for the veteran community.

TeamStaff remains particularly dependent on the continuation of its relationship with the DVA. As previously reported, in January 2008 TeamStaff GS was issued purchase orders for six of the DVA’s seven consolidated pharmacy distribution centers from the DVA national contracting office. Although the current task orders expired on December 31, 2009, continuation of pharmaceutical and logistics services extensions for locations serviced by TeamStaff GS were granted by the DVA to us through March 31, 2011 with respect to pharmaceutical services, and through June 30, 2011 with respect to logistic services. The DVA released a new request for proposal related to technical services at its pharmacy distribution facilities in 2010 and the Company submitted a proposal in a timely manner. The DVA has not as of yet published a request for proposals with respect to the provision of logistic services at these locations. While the Company believes it is well positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend our current service orders for the provision of pharmacy or logistics services, that we would be successful in any bid for new contracts to provide such services or that if we are granted subsequent orders, that such orders would be of a scope comparable to the services that we have provided to date. If the DVA does not further extend our current service contracts or we are not successful in our efforts to obtain contract awards pursuant to either the current or new solicitations for the provision of such services, our results of operations, cash flows and financial condition would be materially adversely affected. However, in such circumstances, the Company may be able to avail itself of a right to continue for an additional period beyond the expiration date as part of any protest filed by an interested party.
Logistics
TeamStaff GS also provides logistics and administrative professionals to the federal government specializing in logistics, office administration, IT, and facilities/warehouse management. TeamStaff GS’ project managers range from career government support employees to retired military veterans with extensive experience. The experience of TeamStaff GS’ project managers is diverse from operational unit level to systems command/headquarters program office experience.
Logistics and technical services remain a core competency and a strategic focus area for TeamStaff. Through competitively awarded contracts and task orders (including its LOGWORLD contract) TeamStaff GS has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies.
Our Strategy
During fiscal 2010, TeamStaff began transforming the Company to leverage the performance of TeamStaff GS toward achieving more profitable growth in the broader government services market sector with a focus on the aforementioned three strategic lines of business. At the same time, the Company is closely monitoring the priorities and actions of the Obama Administration, the Pentagon, 112th Congress and key subcommittees with regard to our strategic plan and associated government contracting practices, and funding priorities. As such, TeamStaff has become an active corporate member of the Washington DC-based Professional Services Council trade association which often represents the interests of member companies on Capitol Hill and works closely with service industry analysts and the investment community.
With the President and Pentagon’s recent budgetary commitment to veterans and those Warfighters soon to return from two major offshore wars, TeamStaff is well-positioned for stability and growth. Our significant share of the DVA’s Consolidated Mail Outpatient Pharmacy (CMOP) business provides a cornerstone upon which we will seek to build in this national priority area. We also intend to pursue opportunities from new DVA programs which may be introduced.
The government services market experienced widespread delays in new solicitation and awards activity this fiscal year, including in the areas of our strategic focus. We are continuing to build a significant new business pipeline and intend to submit more contract proposals in areas within the scope of our revised strategic business plan, including logistics and healthcare opportunities within the DoD. However, no assurances can be given that we will be granted contract awards in these fields or that contracts, if awarded, will translate into future revenues. In addition, management believes, in concurrence with many market analysts, that these sectors of the government services market offer stability in an economic downturn due to the longer term duration of its contracts. Further, management believes that, under the current administration, there will not be a significant reduction in government spending supporting social programs that benefit military personnel and veterans.

Toward enhancing shareholder value, the Company has implemented and continues to implement cost-reduction measures while balancing with measures to solidify and strategically grow the business. In addition, key infrastructure initiatives were accomplished during the fiscal year, as a Chief Executive Officer, Chief Financial Officer and Compliance/Contracts Director with critical government services expertise were hired. In addition, our recently hired Executive Vice President of Corporate Development has enhanced our ability to accelerate growth. Key initiatives for securing planned top-line growth include: 1) enhancing company recognition in strategic adjacent markets, 2) refining company differentiators to improve competitiveness, and 3) implementing positioning and proposal development “best practices” while further qualifying the pipeline.
Financing Commitments
In an effort to improve our cash flows and financial position, we have recently taken measures which are expected to enhance our liquidity by approximately $1,000,000 as a result of increasing the maximum availability of our credit facility and receiving commitments for additional equity and/or debt financing. As of February 14, 2011, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to us if we determine, prior to February 28, 2012, that such funds are required (the “Commitments”). While the Commitments are unconditional, the specific terms of any financing which we may request under these Commitments are subject to final negotiation among the parties and the approval of members of our board of directors independent of the other parties involved in accordance with our policy for approving related party transactions. The transactions will also be structured in such a manner so as to comply with the listing requirements of the Nasdaq Stock Market. The parties have agreed that if any of the additional financing would be pursuant to a debt instrument, that any such debt would not mature prior to February 28, 2012. In addition, as described in greater detail below, on February 9, 2011, we entered into a further amendment of our Loan Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase our maximum availability under the Loan Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable. At December 31, 2011 the availability was $14,000. In addition, as described in greater detail below, the parties agreed to amend certain other provisions of the Loan Agreement. Management believes that these arrangements, in conjunction with other measures described below, should provide us with sufficient capital to support our operations for at least the next twelve months and implement our stratgic plan. See “Management’s Discussion and Analysis — Liquidity and Capital Resources”.
Customers
As noted earlier, the Department of Veteran Affairs continues to be our primary customer. All of its government contract acquisitions are accomplished through the VA National Acquisition Center located in Hines, IL. They administer all national and regional contracts as well as the Federal Supply Schedule and will use other GSA contracting vehicles as appropriate. For the year ended September 30, 2010, 95% of TeamStaff’s revenue was derived through services at multiple DVA facilities. Of this amount, approximately 45% of the Company’s revenues for the fiscal year ended September 30, 2010 are attributable to the provision of pharmaceutical services at certain DVA facilities and approximately 48% of the Company’s revenues for such period are attributable to the provision of logistic services at these facilities. As described in greater detail above, the Company was granted service extensions for these services through March 31, 2011 and June 30, 2011, respectively. By far its largest customer, Teamstaff has submitted one of several proposals with the DVA to retain and expand its business within the DVA. The Department of Defense is TeamStaff’s second largest customer providing 2% of its annual revenue. The remaining 3% is derived from various federal agencies and one discontinued non-recurring commercial contract.
TeamStaff’s new strategy is to both expand within DVA while diversifying its customer portfolio. As such, bids are submitted or being qualified for performing similar healthcare, logistics and technical services business for other customers such as the Reserves, Navy logistics and staffing commands, the Defense Logistics Agency, Army Medical Command, and other agencies that solicit work addressable by TeamStaff. Winning such work will generally involve effective positioning, relevant past performance, effective and efficient approaches, and competitive pricing. For many opportunities TeamStaff intends to pursue teaming arrangements with other large or small businesses in pursuit of the awards. In addition, we may seek to structure joint ventures to bid, win and execute certain work.

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
Sales and Marketing
In fiscal 2010, TeamStaff made significant modifications in its business development processes and resources in order to maximize efficiencies and win probabilities while focusing on the three lines of business as strategic market focus areas. In order to execute on this plan, the Company reallocated internal resources, including managerial personnel, away from non-strategic markets and sought to secure the services of an experienced business development executive to lead and execute its new corporate and business acquisition processes. Effective December 2010, the Company engaged the services of Mr. John F. Armstrong, a retired U.S. Army Colonel and most recently an executive with Lockheed Martin’s Healthcare and Logistics business. The Company believes that Mr. Armstrong’s credentials will enhance TeamStaff’s credibility and positioning for both near-term and long-term opportunities.
By committing to transitioning to its strategic markets, TeamStaff reduced its new business pipeline for awards in fiscal 2010, negatively impacting its fourth quarter sales and profit performance, particularly in the IT space, where multiple awards were slated for this period. Conversely, TeamStaff has built a new business pipeline around the new strategic market focus areas within government services and will continue its evolution in fiscal 2011. Its collective business development team is now well-aligned with this focus including key personnel with strong credentials and track records in logistics, DoD healthcare, broad engineering and technical services, and staff augmentation.
The standard sales cycle for the strategic government services opportunities is 18 to 24 months for major (large) programs. Consequently, TeamStaff will be dependent upon partnerships and teaming (including as a subcontractor) in many near-term opportunities while positioning itself for more significant awards and prime roles in late fiscal 2011 and beyond.
Competition
TeamStaff will be competing for best-value and lowest qualified offeror business in the areas of logistics and technical services, healthcare services, and related staffing services. As such, the competitive landscape will be varied. In the logistics arena, key competitors include URS Corporation, ITT Corporation, CGI Group, Inc., Logistics Management Resources, Inc., DynCorp International, Computer Sciences Corporation, CACI International, Inc. and others. The healthcare services competitors include Deloitte, Terra Health, Inc., Computer Sciences Corporation, Aleut Corporation, IAP World Services and others. Our primary competitors in the medical staffing space include Top Echelon Management, Inc., Total Management, Inc., Medical Staffing Network Holdings, Inc., Kforce, Inc. and Maxim Healthcare Services, Inc. TeamStaff competes with these companies by offering customized products, personalized service, competitive prices and specialized personnel to satisfy a client’s particular requirements.

Many of these companies have greater name-recognition within each area and greater financial resources than TeamStaff. The Company will draw heavily from its consistent high quality past performance ratings, proven and evolving technical differentiators, key personnel credentials and growing market recognition to team and compete favorably against its competition. Further, the Company believes that TeamStaff’s leadership’s track record, knowledge and processes with respect to government contract bidding processes represents a competitive advantage.
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
Employee Benefit Plans
TeamStaff offers various employee benefit plans to its full-time corporate (non-worksite) employees. These plans include a 401(k) Plan (a profit-sharing plan with a cash or deferred arrangement, or “CODA”), under Internal Revenue Code (“IRC” or the “Code”) Section 401(k)), a Section 125 plan, group health plans, group dental insurance, vision insurance, a group life insurance plan and a group disability insurance plan. Contract staffing employees are offered various employee benefit plans that include a Section 125 plan, group health plans, group dental insurance and group life insurance. Generally, employee benefit plans are subject to provisions of both the Code and the Employee Retirement Income Security Act of 1974 (“ERISA”). TeamStaff also makes a variety of voluntary insurance products available to its employees, which its employees may purchase through payroll deductions.
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
Infrastructure Systems
During the 2010 fiscal year, the Company has made technology related strategic improvements. Previously, the infrastructure and IT support at TeamStaff GS’s Loganville, GA headquarters was outsourced. In an effort to reduce cost and increase network response time, the Company has moved significant aspects of IT in house; improving overall support, while reducing the Company’s IT-related expenditures.
Looking forward, the Company intends to continue to focus on government services. The Company has analyzed and documented the requirements needed to replace the aged TeamStaff GS operating system, which, while functional and compliant, will not efficiently meet the growth strategy of the division. The new enterprise resource planning (“ERP”) system replaces the legacy payroll, human resources and selected other systems. This new ERP system is expected to enable the Company to access improved government contracts and comply with the cost accounting system performance as required by the Defense Contract Audit Agency. In addition to the new ERP system, the Company intends to implement a new staffing database module that is intended to allow the division to more effectively source open positions. Both the new ERP and staffing solutions are intended to integrate seamlessly with each other and Microsoft Outlook, streamlining business processes and efficiency.
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
Advantage RN had the right to use, through February 28, 2011, the premises located in Clearwater, Florida that was used by TeamStaff Rx for its principal executive offices of the Business. In connection with such use, Advantage RN was to have made rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of (i) $25,000 payable at the closing, and (ii) an additional $100,000 payable in 10 equal monthly installments of $10,000 payable on the first day of each calendar month beginning on March 1, 2010 until December 1, 2010. The last rent subsidy payment received by the Company was in respect of July 2010. Advantage RN has since vacated the premises and ceased making installment payments. The Company intends to pursue a claim against Advantage RN for all amounts owed.
Effective with the closing of this transaction, the President of our TeamStaff Rx subsidiary, Dale West, ceased her employment with TeamStaff. Ms. West received severance payments and benefits as provided for in the employment agreement we entered into with her in December 2008.

Loan Facility
Predecessor Facility
On April 7, 2010, TeamStaff notified Sovereign Business Capital (“Sovereign”) that it was terminating, effective immediately, the Amended and Restated Loan and Security Agreement dated as of March 28, 2008, as amended by that certain Modification Agreement dated as of January 8, 2010 (together, the “Sovereign Agreement”), by and between the Company and Sovereign. Pursuant to the Sovereign Agreement, Sovereign had provided the Company with a three-year secured revolving credit line with an initial borrowing availability of up to $3 million; however, effective in January 2010, Sovereign reduced the borrowing availability to $2 million in connection with providing its consent to the Company’s disposition of the operating assets of its TeamStaff Rx subsidiary (see Note 4 to the consolidated financial statements). The credit provided by Sovereign under the Sovereign Agreement was secured by a first priority lien on all of the Company’s assets.
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
Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to TeamStaff GS in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of TeamStaff GS’s accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. TeamStaff GS’s ability to request loan advances under the Loan Agreement is subject to (i) computation of TeamStaff GS’s advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was originally for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.
Interest on the loan initially accrued on the daily unpaid balance of the loan advances secured by billed receivables at the greater of one point ninety-five percent (1.95%) above the Prime Rate (as published in effect in The Wall Street Journal from time to time) or at the rate of three point two-five percent (3.25%) per annum. The interest rate at September 30, 2010 was 5.5%. However, pursuant to the February 2011 amendment, the Company agreed with the Lender to adjust the rate of interest chargeable under the Loan and Security Agreement to be the greater of (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding.

The Loan Agreement requires compliance with customary covenants and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends, and TeamStaff GS’s tangible net worth. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after February 29, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the Loan Agreement and accelerate the repayment of any amounts outstanding under the Loan Agreement. The defined events of default include, among others, a material adverse change in the Company’s circumstances, or if the Lender deems itself to be insecure in the ability of the Company to repay its obligations or as to the sufficiency of collateral.
As part of the recent amendment, the Lender also agreed to waive the Company’s non-compliance with the covenant under the Loan Agreement to furnish them with a copy of TeamStaff GS’ financial statements within 90 days after the end of its fiscal year. In addition to granting this waiver, the Lender also agreed to modify this covenant to require that the Company provide them, within 90 days after the end of each fiscal year, audited consolidated financial statements of the Company and its subsidiaries as of the end of such fiscal year and, in addition, at the same time, furnish consolidating income statement and balance sheet schedules, including a reconciliation with TeamStaff GS’s financial information.
TeamStaff has concurrently executed a Corporate Guaranty Agreement with Lender pursuant to which it has guaranteed all of the obligations of TeamStaff GS under the Loan Agreement.
Employees
As of September 30, 2010, the Company and its operating subsidiary employed 37 corporate (non worksite) employees, both full-time and part-time, including executive officers. As of September 30, 2010, TeamStaff GS also employed over 800 work-site based employees. TeamStaff’s management believes its relationship with its workforce is satisfactory. None of TeamStaff’s employees are covered by a collective bargaining agreement.
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
As provided for under the Private Securities Litigation Reform Act of 1995 (“1995 Reform Act”), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2010, have affected, and in some cases could affect, our actual results of operation and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Safe Harbor Statement
Certain statements contained herein constitute “forward-looking statements” within the meaning of the 1995 Reform Act. TeamStaff desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Report on Form 10-K for fiscal year ended September 30, 2010 involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks identified below.
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
Risks Relating to Our Business and Our Industry
We depend on contracts with the federal government for a substantial majority of our revenue and our business could be seriously harmed if the federal government decreased or ceased doing business with us or changed its budgets or budgetary priorities.
We derive a substantial majority of our revenues from the U.S. Government as a prime contractor or a subcontractor. Revenues from the U.S. Government represented 98% of the total revenues from continuing operations for each of the 2010 and 2009 fiscal years. Further, in fiscal 2010, 95% of our revenue were via contracts with the DVA. Accordingly, our consolidated revenues could be materially adversely impacted by a reduction in the overall level of U.S. Government spending and/or by changes in its spending priorities from year to year.
TeamStaff remains particularly dependent on the continuation of its relationship with the DVA. As previously reported, in January 2008 TeamStaff GS was issued purchase orders for six of the DVA’s consolidated pharmacy distribution centers from the DVA national contracting office. Although the current task orders expired on December 31, 2009, continuation of services extensions for all locations serviced by TeamStaff GS have been granted by the DVA to us through March 31, 2011 and June 30, 2011, with respect to pharmaceutical services and logistic services, respectively. The DVA released a new request for proposal in 2010 related to healthcare delivery support services at its pharmacy distribution facilities. The Company submitted a proposal in a timely manner. The DVA has not as of yet published a request for proposals with respect to the provision of logistic services at these locations. Although the Company believes it is well-positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend our current service orders for the provision of pharmacy or logistics services, that we would be successful in any bid for new contracts to provide such services or that if we are granted subsequent orders, that such orders would be of a scope comparable to the services that we have provided to date. If the DVA does not further extend our current service orders or we are not successful in our efforts to obtain contract awards pursuant to either current or new solicitations for such services, our results of operations, cash flows and financial condition would be materially adversely affected.

Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be decreased or our projects with them may not be sufficiently funded, particularly because Congress usually appropriates funds for a given project on a fiscal-year basis even though contract performance may take more than one year. In the event the budgets or budgetary priorities of the U.S. Government entities with which we do business, particularly the DVA, are decreased or underfunded, our consolidated revenues and results of operations could be materially adversely affected. In addition, obtaining U.S. Government contracts remains a highly competitive process and this has led to a greater portion of our revenue base being associated with contracts providing for a lower amount of reimbursable cost than we have traditionally been able to recover. We are heavily dependent upon the U.S. Government as the primary customer to our TeamStaff GS subsidiary. In light of the recent disposition of our TeamStaff Rx business, our dependence on the results of operations of TeamStaff GS is significantly increased as compared to prior periods. Our future success and revenue growth will depend in part upon our ability to continue to expand our customer base.
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
Furthermore, federal government contracts contain other provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts. If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts, and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated.
We incurred a net loss from operations for the year ended September 30, 2010 and industry conditions under which we operate have negatively impacted our revenues. Any failure to increase our revenues and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability
We incurred a net loss from continuing operations of approximately $4.6 million and a net loss from a discontinued operation of $1.2 million for the fiscal year ended September 30, 2010 and had an accumulated deficit of approximately $61.1 million at such date. Our business is under economic pressures due to federal government in-sourcing, high unemployment rates, an economy in recession, and other challenging industry dynamics. These industry conditions caused our revenues to drop by approximately 11.2% from fiscal 2009 to fiscal 2010 and resulted in our incurring a net loss in fiscal 2010. We have expended, and will continue to be required to expend, substantial funds to enhance our marketing efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to achieve and maintain profitability and cannot assure you that we will be profitable in any future period. Our prospects should be considered in light of the difficulties we are facing, including the current economic climate and the overall competitive environment in which we operate. Accordingly, there can be no assurance that we will be able to achieve profitable operations in future operating periods. Revenue levels achieved from our customers, the mix of solutions that we offer and our ability to reduce and manage our operating expenses will affect our financial results. Consequently, we cannot assure you that we will be profitable in any particular future period.

Our capital requirements are significant and we may need to raise additional capital to supplement our revenues derived from operations.
Our working capital requirements have been and will continue to be significant. As previously reported, in July 2010, we entered into a secured loan arrangement with Presidential Financial Corporation which, as amended to date, provides us with a maximum amount of $3.0 million of credit, subject to the conditions and limitations of the facility. We have, from time to time, utilized our secured credit facility to supplement cash flows from operations in order to satisfy our working capital needs. We used approximately $2.2 million and $2.1 million in cash for operating activities for the fiscal years ended September 30, 2010 and 2009, respectively, and our available cash and cash equivalents as of September 30, 2010 totaled approximately $1.2 million. Based on our business plan and current working capital position, including the Commitments, we presently believe that we have sufficient liquidity resources, including those expected to be generated by forecasted operations and from collection of unbilled receivables from the DVA as well as those expected to be available under our credit facility, and the effects of cost reduction programs and initiatives to fund our operations for the next twelve months. This in part assumes the ultimate non-payment of certain liabilities which we are currently contesting (classified as current at September 30, 2010) in fiscal 2011 or fiscal 2012.
However, it may be necessary for us to raise additional capital to accelerate growth, fund operations and to meet our obligations in the future. To meet our financing requirements, we may seek to raise funds through equity, debt or equity-based financings (such as convertible debt) or strategic alliances. As stated above, in February 2011, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to us if we determine, prior to February 28, 2012, that such funds are required. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising funds through the issuance of equity or debt securities, may result in us issuing securities with powers, designations, preferences or rights senior to our currently outstanding securities and raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. While the Commitments are unconditional, the specific terms of any financing which we may request under these Commitments are subject to final negotiation among the parties and board approval. Other than with respect to any financing pursuant to the Commitments, we currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings, or that additional financing, if at all available, can be obtained on acceptable terms to us. If we are unable to obtain additional capital when required, or on acceptable terms, we may need to reduce expenses and operations and you may lose your investment in our company. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:
•	our need to utilize a significant amount of cash to support operations and to make incremental investments in our organization;
•	our ability to achieve targeted gross profit margins and cost management objectives;
•	our ability to reach break-even or profitability;
•	our ability to achieve timely collection of unbilled accounts receivable from the DVA;
•	our ability to continue to not make payment of certain liabilities (classified as current at September 30, 2010);
•	the success of our sales and marketing efforts; and
•	changes in economic, regulatory or competitive conditions.

Our contract costs are subject to audits and investigations by U.S. Government agencies and unfavorable government audit results could force us to refund previously recognized revenues and could subject us to a variety of penalties and sanctions.
From time to time, U.S. Government representatives may audit our performance on and costs incurred on our U.S. Government contracts, including allocated indirect costs. Further, federal agencies can also audit and review our compliance with applicable laws, regulations and standards. These audits may result in adjustments to our contract costs or result in our refunding of previously recognized revenues. Similarly, we are from time to time subject to inquiries and investigations of our business practices by the U.S. Government due to our participation in government contracts. We cannot assure you that any such inquiry or investigation will not have a material adverse effect on our results of operations, cash flows, and financial condition.
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
Many of our contracts and task orders with the federal government are awarded through a competitive bidding process, which is complex and sometimes lengthy. If a bid is won and a contract awarded, there still is the possibility of a bid protest or numerous delays in implementation. Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work. It can take many months to resolve protests by one or more of our competitors of contract awards we receive. The resulting delay in the start up and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated and there can be no assurance that such protest process or implementation delays will not have a material adverse effect on our financial condition or results of operations in the future. This competitive bidding process presents a number of risks, including the following:
•	we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;

•	we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and

•	we may encounter expense and delay if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.
If we are unable to win particular contracts, we may be prevented from providing to clients services that are purchased under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected and that could cause our actual results to differ materially and adversely from those anticipated. In addition, upon the expiration of a contract, if the client requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.
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

Our government services business is dependent upon maintaining our reputation, our relationships and our performance in regard to government service.
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
There is often intense competition to win federal agency contracts. If we are unable to successfully compete for new business or win competitions to maintain existing business, our revenue and margins may materially decline. Many of our competitors are larger and have greater resources than we do, larger client bases, and greater brand recognition. Our competitors, individually or through relationships with third parties, may be able to provide clients with different or greater capabilities or benefits than we can provide.
Budgetary pressures and changes in the procurement process have caused many government clients to increasingly purchase goods and services through Indefinite Delivery Indefinite Quantity (IDIQ) contracts, GSA schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. In addition, in consideration of the practice of agencies awarding work under such contracts that is arguably outside the intended scope of the contracts, both the GSA and the DoD have initiated programs aimed to ensure that all work fits properly within the scope of the contract under which it is awarded. The net effect of such programs may reduce the number of bidding opportunities available to us. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the federal government’s policy and practice of maintaining a diverse contracting base.
Failure to maintain strong relationships with other contractors could materially and adversely affect our revenue.
We intend to derive substantial revenue from contracts in which we act as a subcontractor or from teaming arrangements in which we and other contractors bid on particular contracts or programs. As a subcontractor or teammate, we will often lack control over fulfillment of a contract, and poor performance on the contract could impact our customer relationship, even if we perform as required. We expect to increasingly depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could differ materially and adversely from those anticipated if any such prime contractor or teammate chose to offer directly to the client services of the type that we provide or if they team with other companies to provide those services.
Loss of our General Services Administration (“GSA”) schedule contracts or other contracting vehicles could impair our ability to win new business.
GSA schedule contracts constitute a significant percentage of revenue from our federal agency clients. Due to our dependence on providing services to U.S. government entities, if we were to lose one or more of these contracts or other contracting vehicles, we could lose a significant revenue source and our operating results and financial condition would be materially and adversely affected. These contracts typically have an initial term with multiple options that may be exercised by our government agency clients to extend the contract for successive periods of one or more years. We can provide no assurance that our clients will exercise these options.

Our employees may engage in misconduct or other improper activities, which could harm our business.
Like all government contractors, we are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by our employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses, or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation. It is not always possible to deter employee misconduct, and precautions to prevent and detect this activity may not be effective in controlling such risks or losses, which could materially and adversely affect our business, results of operations, financial condition and liquidity,
The failure by Congress to approve budgets on a timely basis for the federal agencies we support or changes in the budget priorities of such agencies could delay or reduce spending and cause us to lose revenue.
On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies we support. When Congress is unable to agree on budget priorities and is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies must operate under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in any new initiatives being delayed, and potentially cancelled. Changes in federal government fiscal or spending policies could adversely affect our government agency business. In particular, if the federal government does not adopt, or delays adoption of, a budget for each fiscal year beginning on October 1, or fails to pass a continuing resolution, federal agencies may be forced to suspend our contracts and delay the award of new and follow-on contracts and orders due to a lack of funding. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance and the occurrence of any of the above mentioned scenarios may materially and adversely impact our results of operations and financial condition.
Our profits and revenues could suffer if we are involved in legal proceedings, investigations and disputes.
As with much of the government services market, workers performance can result in substantial injury and we are exposed to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury or employee disputes. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about conditions of project sites for our clients. We may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to lower our potential liabilities. However, our insurance policies may not be sufficient or may contain exclusions that insurance providers may use to deny us insurance coverage. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations, cash flows and financial condition, including our profits, revenues and liquidity.
We are dependent upon certain of our management personnel and do not maintain “key personnel” life insurance on our executive officers.
Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2010, our CEO, CFO, and the President of TeamStaff GS are under employment contracts. However, we do not maintain “key person” life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.
Demand for our services could be significantly affected by the general level of economic activity and unemployment or by factors beyond our control (e.g. hurricanes, weather conditions, acts of war, etc.) in the United States.
Our business, financial condition, cash flow and results of operations may be affected by various economic factors. Unfavorable economic conditions may make it more difficult or impossible for us to maintain or grow our revenue. In an economic recession or under other adverse economic conditions, customers and vendors may be more likely to be unable to meet contractual terms or their payment obligations.
The recent recession and the continuation or intensification of any continued volatility in the financial markets may have an adverse impact on the availability of credit to our customers and businesses generally and could lead to a further weakening of the U.S. and global economies. To the extent that disruption in the financial markets continues and/or intensifies, it has the potential to materially affect our customers’ ability to tap into debt and/or equity markets to continue their ongoing operations, have access to cash and/or pay their debts as they come due, all of which could reasonably be expected to have an adverse impact on the number of open positions for healthcare staff they request, as well as their ability to pay for our staffing services. Continued economic weakness is likely to adversely impact our results of operations.

The recent disruptions in the financial markets have led to unprecedented governmental intervention on an emergency basis. The results of these actions have been unclear, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on us, our customers and the operations of corporate entities generally in the United States.
There have been and are significant expectations that there may be further legislative changes in the next few years that fundamentally impact the healthcare industry. We cannot assess the impact that any such future changes may have on our customers and, as a result, on our business. We also cannot assess how, and whether, the recently enacted fiscal stimulus bill and healthcare legislation will impact our business and our industry.
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
A number of legal issues with respect to the employment arrangements among contract staffing firms, their clients and contract employees remain unresolved. These issues include who bears the ultimate liability for violations of employment and discrimination laws. As a result of our employer status, we may be liable for violations of these or other laws despite contractual protections. In addition, as our contract employees may be deemed to be our agents, we could be held liable for their actions which may have a material adverse effect on our results of operations, financial condition and liquidity.
Our staffing of healthcare professionals exposes us to potential malpractice liability.
Through our subsidiaries, we engage or have recently engaged in the business of providing contract healthcare professionals. The placement of such employees increases our potential liability for negligence and professional malpractice of those employees and any such liabilities may not become immediately apparent. Although we are covered by professional malpractice liability insurance on a claims made basis in the aggregate amount of $5.0 million with a $2.0 million per occurrence limit, which we deem reasonable under the circumstances, not all of the potential liability we face may be fully covered by insurance. Any significant adverse claim, which is not covered by insurance, may have a material adverse effect on our financial condition, results of operations and liquidity.
We may not be fully covered by the insurance we procure and our business could be adversely impacted if we were not able to renew all of our insurance plans.
Although we carry liability insurance, the insurance we purchase may not be sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints. In addition, sufficient insurance may not be available to us in the future on satisfactory terms or at all. Also, any increase in our costs of insurance will impact our profitability to the extent that we cannot offset these increases into our costs of services. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, our business, financial condition, results of operations and liquidity could be materially adversely affected.

Our financial condition may be affected by increases in employee healthcare claims and insurance premiums, unemployment taxes and workers’ compensation claims and insurance rates.
Our current workers’ compensation and medical plans are self-funded insurance programs. The Company currently pays base premiums plus actual losses incurred, not to exceed certain individual and aggregate stop-loss limits. In addition, health insurance premiums, state unemployment taxes and workers’ compensation rates for the Company are in large part determined by our claims experience. These categories of expenditure comprise a significant portion of our direct costs. If we experience a large increase in claim activity, our direct expenditures, health insurance premiums, unemployment taxes or workers’ compensation rates will increase. Although we employ internal and external risk management procedures in an attempt to manage our claims incidence and estimate claims expenses and structure our benefit contracts to provide as much cost stability as reasonably possible given the self-funded nature of our plans, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our clients. Since our ability to incorporate such increases into our fees to our clients is constrained by contractual arrangements with our clients, a delay could occur before such increases could be reflected in our fees, which may reduce our profit margin. As a result, such increases could have a material adverse effect on our financial condition, results of operations and liquidity.
If we were not able to renew all of the health and workers’ compensation plans that cover our employees, our business would be adversely impacted.
The maintenance of health and workers’ compensation insurance and administration plans that cover our employees is a significant part of our business. If we were unable to secure renewal of contracts for such plans or the renewal of such plans with favorable rates and with competitive benefits, our business would be adversely affected. The current health and workers’ compensation contracts are provided by vendors with whom we have an established relationship and on terms that we believe to be favorable. While we believe that renewal contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.
We operate in a highly competitive market and our success depends on our ability to remain competitive in obtaining and retaining clients and demonstrating the value of our services.
We operate in a highly competitive market with respect to each of our areas of strategic focus. As described earlier many of our competitors may have greater name recognition and financial and marketing resources than us. Since we compete with numerous entities that have greater resources than us, our business will suffer if we are not competitive with respect to each of the services we provide. We also compete with smaller, more specialized entities which are able to concentrate their resources on particular areas. To remain competitive, we must provide superior service and performance on a cost-effective basis to our customers. Any failure to do so could have a material adverse effect on our business.
If we are unable to attract qualified personnel for our business, our business may be negatively affected.
We rely heavily on our ability to attract and retain qualified professionals and other personnel who possess the skills, experience and licenses necessary in order to provide our solutions for our assignments. Our business is materially dependent upon the continued availability of such qualified personnel. Our inability to secure qualified personnel would have a material adverse effect on our business. We must continually evaluate and expand our network to keep pace with the needs of our customers. Our ability to attract and retain qualified personnel depends on several factors, including our ability to provide assignments that they view as attractive and to provide them with competitive benefits and wages. The cost of attracting qualified personnel and providing them with attractive benefits packages may be higher than we anticipate and, as a result, if we are unable to pass these costs on to our clients, our profitability could decline. Moreover, if we are unable to attract and retain qualified personnel, the quality of our services may decline and, as a result, we could lose clients.

Our results of operations and cash flow are affected by our ability to leverage our cost structure.
We have technology, operations and human capital infrastructures in place to support both our current business operations and future growth. As revenues grow, these costs are leveraged over a larger revenue base, which positively impacts our results of operations and cash flows. Similarly, in periods of contraction, these costs are no longer as leveraged, adversely affecting our results of operations and cash flow. During the last fiscal year, in light of the adverse market conditions being experienced by our business, we took steps to attempt to manage our selling, general and administrative expenses. However, we expect reductions in such costs to be limited and there to be areas where additional spend may be deemed appropriate by management in preparation for anticipated growth, which will adversely affect our results of operations and cash flow until revenues increase.
We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.
Since the effectiveness for us of the Sarbanes-Oxley Act of 2002, we spend an increasing amount of management’s time and resources (both internal and external) to comply with changing laws, regulations and standards relating to corporate governance and public disclosures. This compliance requires management’s annual review and evaluation of our internal control systems. This process has caused us to engage outside advisory services and has resulted in additional accounting and legal expenses. We may encounter problems or delays in completing these reviews and evaluation and the implementation of improvements. If we are not able to timely comply with the requirements set forth in the Sarbanes-Oxley Act of 2002, we might be subject to sanctions or investigation by regulatory authorities. Any such action could materially adversely affect our business and our stock price.
We are highly dependent on the proper functioning of our information systems.
We are highly dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments. The system also tracks regulatory credentialing expirations and other relevant client and healthcare information. They also perform payroll, billing and accounts receivable functions. Our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to identify business opportunities quickly, maintain billing and staffing records reliably, pay our staff in a timely fashion and bill for services efficiently.
Potential tax liabilities may adversely affect our financial condition.
TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. In fiscal 2009, the Company paid $1.1 million, related to this matter. No payments have been made or requested in fiscal 2010, but as disclosed in the footnotes to the Financial Statements a liability of $1.2 million is recorded at September 30, 2010. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the Internal Revenue Service, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

We have a substantial amount of goodwill and other intangible assets on our balance sheet. Future write-offs of goodwill and/or other intangible assets may have the effect of decreasing our earnings or increasing our losses.
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
As of September 30, 2010, we had $8.6 million of goodwill and $2.6 million of other intangible assets (tradenames) on our consolidated balance sheet, which represents the excess of the total purchase price of our acquisition over the fair value of the net assets acquired. At such date, goodwill and other intangible assets represented approximately 34.0% and 10.2% of our total assets. As permitted, we do not amortize goodwill or intangible assets deemed to have an indefinite useful life. Impairment, for goodwill and intangible assets deemed to have an indefinite life, exists if the net book value of the goodwill or intangible asset equals or exceeds its fair value. As required, we performed our annual review for impairment during the fourth quarter of fiscal year 2010 by performing a fair value analysis of each reporting unit. The fair value analysis was completed with the assistance of independent outside valuation professionals. The carrying values of the intangibles associated with the Company and our continuing TeamStaff GS business were reduced by $1.3 million supported by the results of this analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the TeamStaff GS unit based on the probability-weighted future discounted cash flows. Based on the results of the work performed, the Company has concluded that an impairment loss of $1.3 million was warranted at September 30, 2010. In fiscal 2009, as a result of the decision to divest TeamStaff Rx, the Company recognized an impairment charge of $2.3 million to reduce the carrying value of long lived assets (tradename — $0.7 million and goodwill — $1.6 million) to estimated fair value. The estimated fair value was derived from the terms of the sale of these assets to Advantage RN. The impairment charge is included in the 2009 loss from discontinued operations. Contributing to this 2009 impairment charge was the reduction in our projected growth rates (compared to prior projections), management’s previous assessment of the healthcare staffing industry and the significant decrease in the enterprise value of the unit. Additional impairment analyses may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to record additional impairment charges, our stock price could also be adversely affected.
We have a significant amount of net operating loss carry forwards which we may not be able to utilize in certain circumstances.
At September 30, 2010, we had net operating losses, or NOLs, of approximately $36.4 million, $17.0 million and $5.4 million for U.S., New Jersey and other states’ tax return purposes, respectively, and unutilized tax credits approximate $1.1 million. Under Section 382 of the Internal Revenue Code, following an “ownership change,” special limitations apply to the use by a “loss corporation” of its (i) NOL carry forwards arising before the ownership change and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change. As a result of previous business combinations and changes in ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. Our U.S. NOLs begin to expire in 2021 and continue to expire through 2030.
Risks Relating To Our Revolving Credit Line
Our credit facility is secured by a lien on substantially all of our assets and if we are unable to make the scheduled principal and interest payments on the facility or maintain compliance with other debt covenants, we may default on the facility.
On July 29, 2010, TeamStaff GS entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”).

Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to TeamStaff GS in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and in February 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and provide for an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of TeamStaff GS’s accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. TeamStaff GS’s ability to request loan advances under the Loan Agreement is subject to: (i) computation of TeamStaff GS’s advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was originally for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.
Interest on the loan initially accrued on the daily unpaid balance of the loan advances secured by billed receivables at the greater of one point ninety-five percent (1.95%) above the Prime Rate (as published in The Wall Street Journal from time to time) or at the rate of three point two-five percent (3.25%) per annum. The interest rate at September 30, 2010 was 5.50%. However, pursuant to the February 2011 amendment, the Company agreed with the Lender to adjust the rate of interest chargeable under the Loan and Security Agreement to be the greater of (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding.
The Loan Agreement requires compliance with customary covenants and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends, and TeamStaff GS’s tangible net worth. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after February 29, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the Loan Agreement and accelerate the repayment of any amounts outstanding under the Loan Agreement. The defined events of default include, among others, a material adverse change in our circumstances or if the Lender deems itself insecure in our ability to repay our obligations, or as to the sufficiency of the collateral. TeamStaff has concurrently executed a Corporate Guaranty Agreement with Lender pursuant to which it has guaranteed all of the obligations of TeamStaff GS under the Loan Agreement.
As part of the February 2011 amendment, the Lender also agreed to waive the Company’s non-compliance with the covenant under the Loan Agreement to furnish them with a copy of TeamStaff GS’ financial statements within 90 days after the end of its fiscal year. In addition to granting this waiver, the Lender also agreed to modify this covenant to require that the Company provide them, within 90 days after the end of each fiscal year, audited consolidated financial statements of the Company and its subsidiaries as of the end of such fiscal year and, in addition, at the same time, furnish consolidating income statement and balance sheet schedules, including a reconciliation with TeamStaff GS’s financial information.
Availability of funds under the Presidential Financial line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of TeamStaff GS are required to execute “Acknowledgements of Assignment.” There can be no assurance that every TeamStaff GS government account will execute the documentation to effectuate the assignment and secure availability. The failure of government customers to sign the required documentation could result in a decrease in availability under the existing line of credit.

Our customers make payments directly to a bank account controlled by our Lender over which we have no control and which is used to pay down our loans. As a result our access to cash resources is substantially at the discretion of our lender and could cease in the event of a default on our loan agreement.
Our customers make payments directly to a bank account controlled by our Lender over which we have no control and which is used to pay down our loans. As a result our access to cash resources is substantially at the discretion of our lender and could cease in the event of a default on our loan agreement.
Risks Relating To Our Stock
There is limited trading volume in our common stock and you may find it difficult to dispose of your shares of common stock; it is possible that our stock may be delisted from The Nasdaq Capital Market.
Our common stock is currently traded on The Nasdaq Capital Market under the symbol “TSTF”. On January 31, 2011, the closing bid price of our common stock was $0.43. If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock will be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price.
On June 1, 2010, we received a staff deficiency letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the past 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “Listing Rule”). As a result, the Company was notified by Nasdaq that it is not in compliance with the Listing Rule. Nasdaq provided the Company with 180 calendar days, or until November 29, 2010, to regain compliance. On November 30, 2010 we received notice from Nasdaq that it had granted us an additional 180 days to regain compliance with the Listing Rule. To regain compliance with the Listing Rule, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days before May 31, 2011. If this occurs, Nasdaq will provide us with written notification of compliance. If the Company’s common stock does not regain compliance with the Listing Rule during this additional grace period, Nasdaq will provide written notice that the Company’s common stock is subject to delisting from The Nasdaq Capital Market. In that event, the Company may appeal such determination to a hearings panel. There can be no guarantee that the Company will be able to regain compliance with the Listing Rule. Further, this deficiency notice relates exclusively to our bid price deficiency. We may be delisted during the applicable grace periods for failure to maintain compliance with any other listing requirement which may occur.
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
Our stock price may be volatile and your investment in our common stock may suffer a decline in value.
The price of our common stock could be subject to fluctuations and may decline in the future. This volatility may result from the impact on our stock price of various specific factors, including but not limited to the following:
•	actual or anticipated fluctuations in our operating results;
•	actual or anticipated changes in our growth rates or our competitors’ growth rates;

•	actual or anticipated changes in healthcare or government policy in the U.S.;
•	conditions in the financial markets in general or changes in general economic conditions;
•	our ability to stay in compliance with credit facility covenants;
•	our inability to raise additional capital when and if it is required for use in our business;
•	conditions of our competitors or the government services industry generally;
•	conditions of our current and desired clients;
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the government services industry generally.
•	the impact of our ability to effectively implement acquisitions, investments, joint ventures and divestitures that we may undertake;
•	the impact of the volatility of the market value of comparable public companies that are considered in our valuation process and any publicly traded securities we may own; and
•	the impact of litigation, government investigations or customer or other disputes on our operating performance and future prospects
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
Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval
Our executive officers, directors and largest shareholder (Wynnefield Capital, Inc.) (and their affiliates) possess beneficial ownership of approximately 40% of our common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 25% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.
In addition, an employee of Wynnefield Capital, Inc. currently serves on our Board of Directors. As a result of this share ownership and representation on our Board of Directors, our largest stockholder will be able to influence all affairs and actions of our company, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. The interests of our principal stockholders may differ from the interests of the other stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2. PROPERTIES
Operations and Facilities
Effective October 23, 2007, TeamStaff’s corporate headquarters is located in Somerset, New Jersey. TeamStaff leases its 2,670 square foot corporate headquarters in Somerset, New Jersey, as well as offices in Atlanta, Georgia; Clearwater, Florida; and Loganville, Georgia. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2010, TeamStaff’s total lease expense for continuing operations was approximately $151,000.

The following is summary information on TeamStaff’s facilities as of September 30, 2010:

	APPROXIMATE	EXPIRATION	MONTHLY
LOCATION	SQUARE FEET	DATE	TERMS
Corporate Headquarters	2,670	8/31/2012	$4,248 10/2009 - 8/2010
1 Executive Drive			$4,376 9/2010 - 8/2011
Suite 130			$4,507 9/2011 - 8/2012
Somerset, NJ

1545 Peachtree Street, NE*	2,998	6/30/2011	$6,825 10/2009 - 1/2010
Suite 340			$7,030 2/2010 - 1/2011
Atlanta, GA			$7,241 2/2011 - 6/2011

18167 US 19 North**	15,177	2/28/2011	$25,624 10/2009 - 8/2010
Suite 400			$26,395 9/2010 - 2/2011
Clearwater, FL

3525 Highway 81 South	6,200	5/31/2015	$6.250 10/2009 - 5/2010
Loganville, GA			$6,500 6/2010 - 5/2011
			$6,750 6/2011 - 5/2012
			$7,000 6/2012 - 5/2013
			$7,250 6/2013 - 5/2014
			$7,500 6/2014 - 5/2015

*	As a result of the relocation of the Company’s corporate headquarters, the Atlanta, GA office space was vacated and has been subleased effective January 15, 2008 through the end of the lease term.

**	In connection with sale of the operating assets of TeamStaff Rx, Advantage RN has the right to use these premises and is obligated to make rent subsidy payments to us totaling $125,000, beginning on March 1, 2010 through December 31, 2010, However, their last rent subsidy payment was made in respect of July 2010 and they have since vacated the premises and ceased making installment payments. The Company intends to pursue a claim for the balance of the amounts owed.
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

The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services: (i) a $3.0 million promissory note, of which $1.5 million in principal and interest of $150,000 was paid in June 2006; and (ii) common stock in the Company. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million principal payable and accrued interest payable. Such agreement was extended to August 31, 2010, but has not been further renewed. As of September 30 2010, the amount has not been settled and negotiations with the former owners of RS Staffing Services are as yet to be resolved. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $113,000 and $21,000 during fiscal 2010 and 2009, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.7 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to set-off the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services. The former owners of RS Staffing Services have notified the Company of their disagreement with the Company’s course of action and of the alleged existence of partial counter-claims based on the Company’s alleged failure to permit them to transfer certain shares of the Company’s stock at a time when the Company’s per share price was higher than its current per share price. The parties have unsuccessfully attempted to negotiate a settlement and the claimants have indicated their intention to proceed to mediation, as provided for in the stock purchase agreement.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any, or in defending the partial counter-claims. Accordingly, the Company has expensed costs incurred related to the investigation through September 30, 2010.
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
ITEM 4. REMOVED AND RESERVED

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Principal Market
Our common stock is currently traded on The Nasdaq Capital Market under the symbol “TSTF”. TeamStaff started trading on The Nasdaq Capital Market in November 25, 2009. Previously, TeamStaff’s common stock was listed for trading on The Nasdaq Global Market. As previously announced, on September 15, 2009, we received a letter from the Nasdaq Stock Market advising that we had not maintained a minimum market value of publicly held shares of common stock of $5,000,000, as required by the continued listing requirements of the Nasdaq Global Market set forth in Nasdaq Listing Rule 5450(b)(1)(C). Subsequently, the Company elected to apply to transfer the listing of its common stock to the Nasdaq Capital Market. On November 23, 2009, Nasdaq approved the transfer application.
If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock will be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On June 1, 2010, we received a staff deficiency letter from Nasdaq notifying the Company that for the past 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “Listing Rule”). As a result, the Company was notified by Nasdaq that it is not in compliance with the Listing Rule. Nasdaq has provided the Company with 180 calendar days, or until November 29, 2010, to regain compliance. On November 30, 2010 we received notice from Nasdaq that it had granted us an additional 180 days to regain compliance with the Listing Rule. To regain compliance with the Listing Rule, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days before May 31, 2011. If this occurs, Nasdaq will provide us with written notification of compliance. If the Company’s common stock does not regain compliance with the Listing Rule during this additional grace period Nasdaq will provide written notice that the Company’s common stock is subject to delisting from The Nasdaq Capital Market. In that event, the Company may appeal such determination to a hearings panel. There can be no guarantee that the Company will be able to regain compliance with the Listing Rule. Further, this deficiency notice relates exclusively to our bid price deficiency. We may be delisted during the applicable grace periods for failure to maintain compliance with any other listing requirement which may occur.
Market Information
On April 17, 2008, the Company filed an amendment to its Amended and Restated Certificate of Incorporation in order to effect a one-for-four reverse split of the Company’s common stock. The reverse split was approved on April 17, 2008 at the Company’s annual meeting of shareholders and became effective on April 21, 2008, at which time the Company’s common stock began trading on a split-adjusted basis. As a result of the reverse stock split, each four shares of common stock was combined and reclassified into one share of common stock. All applicable references to common stock, options, share based arrangements, exercise price, fair values and related data within this Form 10-K have been retroactively restated so as to incorporate the effect of this reverse stock split.
The range of high and low sales prices for TeamStaff’s common stock for the periods indicated below are:
Common Stock

FISCAL YEAR 2010	HIGH	LOW
1st Quarter	$1.53	$0.63
2nd Quarter	$1.32	$0.75
3rd Quarter	$1.10	$0.50
4th Quarter	$0.75	$0.50

FISCAL YEAR 2009	HIGH	LOW
1st Quarter	$2.57	$1.64
2nd Quarter	$2.25	$1.03
3rd Quarter	$2.65	$1.23
4th Quarter	$1.98	$1.32
The above quotations reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On January 31, 2011, TeamStaff’s common stock had a closing price of $0.43 per share.

Dividends
TeamStaff has not declared any cash dividends on its common stock since inception, and has no present intention of paying any cash dividends on its common stock in the foreseeable future.
Approximate Number of Equity Security Holders
Effective August 31, 2001, TeamStaff acquired all of the capital stock of BrightLane. As contemplated under the agreements governing the transaction, TeamStaff agreed to issue 2,054,130 shares of its common stock in exchange for all of the outstanding capital stock of BrightLane. As of January 31, 2011, not all of the BrightLane shareholders had submitted their capital stock for exchange into shares of common stock; however such shares are classified as outstanding.
As of January 31, 2011, there were 5,140,232 shares of common stock outstanding held of record by 267 persons. TeamStaff believes it has approximately 1,315 beneficial owners of its common stock.
Sales of Unregistered Securities
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth herein. As of October 13, 2009, the Company granted an aggregate of 42,500 shares of restricted stock to our non-executive directors, consistent with our compensation policy for non-executive directors. Subsequent to the end of our 2010 fiscal year, as of December 1, 2010, the Company granted an aggregate of 35,000 shares of restricted stock to our non-executive directors, consistent with our compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
TeamStaff has three equity compensation plans, all of which were approved by its Board of Directors and its shareholders. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2010. The Company has no equity compensation plans that have not been approved by security holders. All option grants made to executive officers and directors, including those to the Chief Executive Officer, under employment agreements, are made under the plans referenced below. All grants of restricted stock made to executive officers are made under the plan referenced below.
The stock option plans under which options are outstanding are:
The 2000 Employee Stock Option Plan (“2000 Employee Plan”)
The 2000 Non-Executive Director Option Plan (“2000 Non-Executive Director Plan”)

The long-term incentive plan under which restricted stock grants and stock options were made is:
The 2006 Long Term Incentive Plan (“2006 Long Term Incentive Plan”)

Equity Compensation Plan Information (*)
(b)
Weighted
		Average	(c)
	(a)	exercise price of	Number of securities
	Number of Securities	outstanding	remaining available for
	to be issued upon	options, warrants	future issuances under
	exercise of	and rights (or fair	equity compensation plans
	outstanding options,	value at date of	(excluding securities reflected in
Plan Category	warrants and rights	grant)	column (a))
Equity Compensation Plans Approved by Security Holders:

2000 Employee Stock Option Plan (1)	0	N/A	N/A

2000 Non-Executive Director Stock Option Plan (2)	5,000	$5.16	0

2006 Long Term Incentive Plan	722,500	$1.13	364,597

(1)	The 2000 Employee Plan expired in January 2010 and no further awards may be made under such plan.

(2)	The 2000 Non-Executive Director Plan expired in January 2010 and no further awards may be made under such plan, Previously 5,000 shares per year per non-executive director were granted under the 2000 Non-Executive Director Plan for a full year’s service and prorated for less than a full year’s service. Effective January 19, 2007, this Plan was suspended due to a change in the compensation terms for non-employee Board members. For additional information regarding our director compensation policy, see below under the caption “Director Compensation” in Item 11 — Executive Compensation.
Registrant Repurchases of Securities
TeamStaff did not repurchase any of its securities during the two prior fiscal years ended September 30, 2010.
ITEM 6. SELECTED FINANCIAL DATA
We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking and Cautionary Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the 1995 Reform Act, Section 27A of the Securities Act and Section 21E of the Exchange Act. TeamStaff desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this Annual Report on

Form 10-K: our ability to continue to recruit qualified healthcare and other professionals and administrative staff at reasonable costs; our ability to obtain any needed financing; our ability to attract and retain sales and operational personnel; our ability to secure contract awards, including the ability to secure renewals of contracts under which we currently provide services; our ability to enter into contracts with United States Government facilities and agencies on terms attractive to us and to secure orders related to those contracts; changes in the timing of orders for and our placement of professionals and administrative staff; the overall level of demand for the services we provide; the variation in pricing of the contracts under which we place professionals; our ability to manage growth effectively; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives); economic, business and political conditions domestically; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; our ability to carry out our business strategy; the loss of key officers, and management personnel; the competitive environment for our services; the effect of recognition by us of an impairment to goodwill and intangible assets; other tax and regulatory issues and developments; and the effect of adjustments by us to accruals for self-insured retentions.
Critical Accounting Policies and Estimates
TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of TeamStaff’s 2010 Consolidated Financial Statements contained in this Annual Report on Form 10-K as well as “Critical Accounting Policies” contained therein for a detailed discussion on the application of these and other accounting policies.
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

During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At September 30, 2010 and 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2010. At present, the Company expects to bill and collect such amounts during fiscal 2011.
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
Goodwill and Intangible Assets
TeamStaff no longer amortizes goodwill or indefinite life intangible assets. TeamStaff continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2010, we performed a goodwill and intangible asset impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the TeamStaff GS unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that an impairment loss on intangible assets in the amount of $1.3 million was warranted at September 30, 2010. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill and tradenames were less than the carrying value at September 30, 2010 by approximately $1.3 million, resulting in an impairment charge of that amount being taken against the tradenames. However, a non-renewal of a major contract (see Note 2- Liquidity and Note 14 in the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K) or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill and tradenames in future periods and the resulting charge would be material to future periods’ results of operations.
If an impairment write off of all the goodwill became necessary, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the TeamStaff GS reporting unit. If an additional impairment write off of all the tradenames and intangible assets became necessary, a charge of up to $2.6 million would be expensed in the Consolidated Statement of Operations. During 2009, in connection with the Company’s decision to exit the TeamStaff Rx business, an impairment loss of $1.6 million was recognized to reduce the carrying value of this business’ goodwill to net realizable value and an impairment loss of $0.7 million was recognized to reduce the carrying value of the allocated tradename to net realizable value. TeamStaff has concluded, at present, that there is not any other required further write off of goodwill or its tradename.
Workers’ Compensation Insurance
From November 17, 2003 through April 14, 2009, inclusive, TeamStaff’s workers’ compensation insurance program was provided by Zurich American Insurance Company (“Zurich”). This program covered TeamStaff’s temporary, contract and corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and is subject to a policy year-end audit. Effective April 15, 2009, TeamStaff entered into a partially self-funded workers’ compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010 and has been renewed through April 14, 2011. The Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate.

As of September 30, 2010 and 2009 the adequacy of the workers’ compensation reserves (including those periods’ amounts that are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.
Prepaid Workers Compensation
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at September 30, 2010, the remaining prepaid asset of $0.3 million will be received within the next twelve to thirty-six months. This amount is reflected on TeamStaff’s balance sheet as of September 30, 2010 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
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
In the fiscal year ended September 30, 2006, after an assessment of all available evidence (including historical and forecasted operating results), management concluded that realization of the Company’s net operating loss carryforwards (which includes those amounts acquired in previous years’ business combinations, collectively “NOLs”), tax credits and other deferred tax assets, could not be considered more likely than not. Accordingly, for the fiscal years ended September 30, 2010 and 2009, the Company did not record a tax benefit for NOLs.
Based on an assessment performed as of September 30, 2010 and 2009, the Company has maintained a full valuation allowance against remaining NOLs and other deferred tax assets; as the realization of such amounts, at that date, could not be considered more likely than not. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely that not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of such NOLs), to offset future periods’ taxable income.
In the fiscal year ended September 30, 2010, the Company recognized no tax expense or benefit. In the fiscal year ended September 30, 2009, the Company recognized a tax benefit of $28,000 related to a refund from a state.

At September 30, 2010 the Company had net operating losses of approximately $36.4 million, $17.0 million and $5.4 million for U.S., New Jersey and other states’ tax return purposes, respectively, and unutilized tax credits approximate $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2030.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff’s customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff’s accounts receivable balances could grow and TeamStaff could be required to provide for additional allowances, which would decrease operating results in the period that such determination was made. For example, TeamStaff currently maintains no allowance on billed accounts receivable due to the fact that a significant portion of accounts receivable are from the Federal Government which historically have had little, if any, write-offs for non-payment.
Overview
Business Description
We are a New Jersey corporation that was founded in 1969 as a payroll service company. Over the years, we evolved into a national provider of contract and permanent medical and administrative staffing services and today TeamStaff is a full-service provider of logistics, healthcare support and technical services to Federal Agencies and the Department of Defense. During the past 18 months, we have taken numerous steps in an effort to enhance the value of TeamStaff and have fully focused our efforts on the government services market, where we believe we have a proven track record of performance. In connection with the refocusing of our operations, we have replaced our Chief Executive Officer and Chief Financial Officer and hired a new Executive Vice President of Corporate Development, to lead our efforts as a government services provider.
TeamStaff’s principal operations are conducted through its subsidiary, TeamStaff Government Solutions, Inc. (“TeamStaff GS”), a wholly-owned subsidiary of TeamStaff, Inc. TeamStaff GS, which is currently the Company’s only operating subsidiary changed its name from RS Staffing Services, Inc. on February 12, 2008 to reflect the subsidiary’s evolving service offerings. In connection with the evolution of our company, on December 28, 2009, TeamStaff and TeamStaff Rx, Inc. (“TeamStaff Rx”), a wholly-owned subsidiary, entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, for the sale of substantially all of the operating assets of TeamStaff Rx related to our business of providing travel nurse and allied healthcare professionals for temporary assignments. The closing of this transaction occurred on January 4, 2010. See “Item 1. Business — Disposition of Assets” for further information regarding this transaction.
TeamStaff provides logistics, healthcare support and other technical services to U.S. government entities through TeamStaff GS and is completely focused on successfully performing, effectively partnering, and profitably growing its direct and in-direct (as a sub-contractor to others) business with federal government agencies, namely the Department of Veteran Affairs (the “DVA”) and the Department of Defense (DoD). In recent years the Company has provided services for a range of DoD clients including but not limited to, the US Army Installation Management Commands at Fort Benning and Fort Gordon, GA, the Army Transportation Center at Fort Eustis, VA, Patrick Air Force Base, FL, Seymore Johnson Air Force Base, NC, Madigan and Tripler Army Medical Centers, WA and HI respectively, National Naval Medical Centers, and the Army Corps of Engineers. In addition to its largest customer, the Department of Veteran Affairs, other federal non-DoD customers have included the Department of Energy, the Department of Homeland Security, the Department of Treasury, the Forestry Service, FEMA and the Center for Disease Control.
TeamStaff remains particularly dependent on the continuation of its relationship with the DVA. As previously reported, in January 2008 TeamStaff GS was issued purchase orders for six of the DVA’s seven consolidated pharmacy distribution centers from the DVA national contracting office. Although the current task orders expired on December 31, 2009, continuation of pharmaceutical and logistics services extensions for locations serviced by TeamStaff GS have been granted by the DVA to us through March 31, 2011 with respect to pharmaceutical services, and through June 30, 2011 with respect to logistic services. The DVA released a new request for proposal related to technical services at its pharmacy distribution facilities in 2010 and the Company submitted a proposal in a timely manner. The DVA has not as of yet published a request for proposals with respect to the provision of logistic services at these locations. While the Company believes it is well positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend our current service orders for the provision of pharmacy or logistics services, that we would be successful in any bid for new contracts for the provision of such services or that if we are granted subsequent orders, that such orders would be of a scope comparable to the services that we have provided to date. If the DVA does not further extend the Company’s current service contracts or the Company is not successful in its efforts to obtain contract awards pursuant to either current or new solicitations for such services, the Company’s results of operations, cash flows, financial condition and liquidity would be materially adversely affected. However, in such circumstances, the Company may be able to avail itself of a right to continue for an additional period beyond the expiration date as part of any protest filed by an interested party.
TeamStaff’s new leadership and management team possess significant experience in operating and growing government services businesses and manages over 800 employees in over 20 states. Committed to providing top-quality services, TeamStaff’s managers are trained and certified (where applicable) in management processes utilized by DoD other and federal agencies. TeamStaff GS has developed a strong track record of delivering best-value and on-schedule services to its varied clients. TeamStaff has an on-going process to tailor its infrastructure to align with its remaining core business of government services.
Much of the services offered by TeamStaff GS are provided through independent federal supply schedule (FSS) contracts through the General Services Administration (GSA). The provision of logistics and other work is accomplished through competitively awarded contracts and task orders including the Logistics Worldwide Schedule. The healthcare services are supplied through competitively awarded contracts and task orders including the Professional and Allied Healthcare Staffing Services Schedule. During the fiscal year ended September 30, 2010, the Company generated $40.9 million in revenues through its government services business.
Strategic Lines of Business
Having completed an extensive review and analysis of its core competencies, prospective growth markets within the federal and DoD space, and its competitiveness within the addressable markets, TeamStaff has determined its three principal lines of business entering its 2011 fiscal year as follows:
Logistics & Technical Services — This line of business draws heavily upon TeamStaff GS’ proven logistics expertise and processes in areas involving supply chain management, performance-based logistics, inventory management, statistical process control, packaging/handling/storage & transportation, and supply support operations. In addition, it embodies program and project management, engineering and prototype fabrication services, equipment and non-tactical vehicle operations and maintenance, hazardous material management, facilities and shipyard support services and more. In fiscal 2010, approximately 48% of our revenue was derived from this line of business.
Healthcare Delivery Solutions — Leveraging a strong heritage in medical, pharmaceutical, and associated facilities management TeamStaff is well-positioned to expand and diversify its customer base in this area. TeamStaff-developed tools such as the web-based Practicioner Resource Allocation Tool coupled with expert recruiting talent and tools provide for a degree of differentiation needed to compete favorably in this space. Professional services have included critical care, medical/surgical, emergency room/trauma center, behavioral health and trauma brain injury. Allied support includes a wide range including MRI technology, diagnostic sonography, phlebotomy, dosimetry, physical therapy, pharmaceuticals and others. In fiscal 2010 approximately 45% of our revenue was derived from this line of business.
Contingency/Staff Augmentation — This line of business combines the ability to provide disaster and emergency response services with our legacy staffing and workforce augmentation services. TeamStaff’s outstanding track record of response during hurricanes Rita and Katrina demonstrates its ability to support major federal and DoD opportunities in this area. General staffing and selective recruitment process outsourcing are key components of this business area. Less than five percent of fiscal 2010 revenue was derived from this line of business.

Management believes that streamlining the Company’s strategic focus around these three lines of business serves to align its resourcing and investments decisions around a cohesive set of business objectives. Equally important in this evolution is the decision to exit previous market focus areas with high barriers to entry and traditionally low margins for the Company (including commercial & federal IT and general administrative temporary staffing services).
Recent Business Trends
TeamStaff has developed a strategic plan which leverages the core competencies of TeamStaff GS in the areas of: (1) Logistics and Technical Services, (2) Healthcare Delivery Solutions and (3) Contingency & Staff Augmentation Services. The Company has a long history of providing these services to federal clients, the DVA in particular. The company has transitioned it executive management team to better align with its government services focus. All commercial staffing business and resources have been divested or replaced.
The DVA has been our largest customer (95% of revenue in fiscal 2010) followed by the DoD. The new business development focus will seek to compete in a much larger scale for business opportunities in the three lines of business cited above. Prior to the second quarter of fiscal 2010, over 90% of the Company’s marketing, sales and discretionary resources were directed toward the commercial nursing and temporary staffing business and TeamStaff GS did not bid on large government services contracts to complement its work with DVA and increase its backlog. As such its business base over the recent 5 years remained relatively flat when adjusted for DVA business anomalies (such as overtime policy changes, preparation for anticipated epidemic, government in-sourcing, etc.).
The current plan is to pursue retention of its current DVA business while leveraging its strengths to qualify, position, bid and win new business in adjacent logistics and healthcare customer markets. New business development processes have been put into place and new resources with successful track records in these areas have been secured. Over recent months the company has developed a substantial new business pipeline and is working to implement an accelerated growth plan though the typical sales cycle is 18 to 24 months for major awards. In addition, the company has established several new teaming and partnership arrangements with key companies with a view to assisting in profitably growing the business.
Though our nation’s economy continues to create headwinds for all markets, management has found that many government services industry analysts project a favorable market outlook. Based on its research and market analysis, management believes that the federal government’s healthcare budget remains a top priority and that U.S. Defense Logistics Agency will continue to be the largest contractor base agency. Further, there has been an increase in mergers and acquisition activity within the government services space due to an interest on the part of acquirers to reposition capability and customer portfolios in areas where future growth in anticipated. Management also believes that the most significant of the federal government’s in-sourcing efforts have occurred in 2009-2010. Further, management has found that many analysts continue to view the federal services market remains as an attractive growth area with quality customer credit (i.e. federal government) as a focus of buyer group portfolios and that strategically-focused and niche firms that can offer a differentiated product or service offering to support high demand areas will be considered higher value companies. Although we cannot provide any assurances of our growth or profitability, based on these factors, management believes that TeamStaff’s new strategic direction to leverage and invest in its government services strengths within its market sector offers the potential for significant enhanced shareholder value in the foreseeable future.

Results of Operations
Fiscal Year 2010 as Compared to Fiscal Year 2009
The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Fiscal Year Ended
	September 30,	September 30,
Condensed Consolidated Statement of Operations:	2010	2009

Revenues	100.0%	100.0%
Direct Expenses	88.2%	84.8%

Gross Profit	11.8%	15.2%
Selling, general and administrative	18.8%	14.1%
Impairment charge — intangible assets	3.3%	0.0%
Depreciation and amortization expense	0.3%	0.3%

Income (loss) from operations	-10.6%	0.8%
Other income (expense)	-0.6%	-0.1%

Income from continuing operations before taxes	-11.2%	0.7%
Income tax (expense) benefit	0.0%	0.1%

Income (loss) from continuing operations	-11.2%	0.8%
Loss from discontinued operation	-3.0%	-10.3%

Net loss	-14.2%	-9.5%

Revenues from TeamStaff’s continuing operations for the fiscal years ended September 30, 2010 and 2009 were $40.9 million and $46.0 million, respectively, which represents a decrease of $5.1 million or 11.2% over the prior fiscal year. The decrease in operating revenues is due primarily to the impact of federal government “in-sourcing” and reduced overtime at certain Government facilities.
TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it had employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At September 30, 2010 and 2009, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2011. In addition, TeamStaff is in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2011 based on current discussions and collection efforts. Because these amounts are subject to government review, no assurances can be given that we will indeed receive the amounts recorded as accounts receivable, any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
Direct expenses from continuing operations for the fiscal years ended September 30, 2010 and 2009 were $36.1 million and $39.0 million, respectively, which represent a decrease for fiscal 2010 of $2.9 million or 7.4% over the prior fiscal year. This decrease is primarily a result of lower revenues. As a percentage of revenue from continuing operations, direct expenses were 88.2% and 84.8%, respectively, for the years ended September 30, 2010 and 2009. See the discussion on gross profit directly below for an explanation of the increase in direct expenses as a percentage of revenue.

Gross profit from continuing operations for the fiscal years ended September 30, 2010 and 2009 were $4.8 million and $7.0 million, respectively which represents a decrease of $2.2 million or 31.4% over the prior fiscal year. Gross profit from continuing operations, as a percentage of revenue, was 11.8% and 15.2%, for the fiscal years ended September 30, 2010 and 2009, respectively. The key drivers for the period over period decrease in gross profit (as a percentage of revenue) are lower overtime at certain government facilities which earn a higher gross profit margin, increased workers’ compensation expense, increased health and welfare expense and increased vacation accruals as a result of lower employee turnover rates. TeamStaff GS experienced increased workers’ compensation claims in fiscal 2010, resulting in increased workers’ compensation expense of approximately $1.0 million over the prior fiscal year period. This additional expense includes required accruals for IBNR (incurred but not reported) claims.
Selling, general and administrative (“SG&A”) expenses for the fiscal years ended September 30, 2010 and 2009 were $7.4 million and $6.5 million, respectively, which represent an increase of $0.9 million, or 13.8%. Included in this increase is $0.1 million in management consulting fees related to strategic business expense and $0.2 million in bid and proposal costs. In addition, $0.3 million in officer severance expense relates to the resignation of the former CEO in fiscal 2010. The Company continues with its cost saving and reallocation initiatives, which have resulted in reduced headcount in non-revenue generating departments and G&A costs. The Company seeks continued elimination of overhead costs deemed to be non-essential to growth or infrastructure in order to permit reinvestment in areas considered important to support the intended future direction of the Company.
As a result of a goodwill and intangible asset impairment analysis performed, the Company reduced the carrying value of the tradename related to RS Staffing by $0.4 million and Teamstaff, Inc. by $0.9 million for a total impairment loss of approximately $1.3 million recognized in fiscal 2010.
Depreciation and amortization expense was approximately $0.1 million for both of the fiscal years ended September 30, 2010 and 2009, respectively
Loss from operations for the fiscal year ended September 30, 2010 was $4.3 million as compared to income from operations for the fiscal year ended September 30, 2009 of $0.4 million. This represents a decline of $5.0 million in results from operations from fiscal 2010 to 2009. The decrease is primarily due to lower operating gross profit earned in fiscal 2010 as a result of lower revenue, increased health benefit expenses, lower overtime at certain government facilities (which tends to be more profitable than other types of revenue) and lower turnover among our government contract employees resulting in higher vacation expense, an impairment of our intangibles, and higher SG&A expenses. A significant amount of the loss (approximately $0.5 million) is attributed to our restructuring subsequent to the divesture of Teamstaff Rx including approximately $0.3 million in officer severance and $0.26 million in strategic planning and executive search consulting.
Other income was $0.01 million and $0.2 million, for the fiscal years ended September 30, 2010 and 2009, respectively. In fiscal 2009, the Company received a notification from the State of Florida regarding a refund of $151,000 for various taxes. Such amount has been recognized in the related periods’ statement of operations as a change in estimate. Interest expense for the fiscal years ended September 30, 2010 and 2009 was approximately $0.2 million. The Company recorded legal expense of $113,000 and $21,000, for the fiscal years ended September 30, 2010 and 2009, respectively representing an increase of $92,000 related to the investigation of the former owners of RS Staffing, Inc. The increase in interest expense is primarily due to the utilization of the Company’s new credit facility.
Beginning in fiscal 2006, the Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the fiscal year ended September 30, 2010, the Company recognized no tax expense. In the fiscal year ended September 30, 2009, the Company recognized a tax benefit of $28,000 related to a refund from a state.
Loss from continuing operations for the fiscal year ended September 30, 2010 was $4.6 million, or $0.91 per basic and per diluted share, as compared to income from continuing operations of $0.4 million, or $0.08 per basic and $.07 per diluted share, for the fiscal year ended September 30, 2009.
Loss from discontinued operations, net of tax, for the fiscal year ended September 30, 2010 and 2009, was $1.2 million, or ($0.24) per basic and diluted share as compared to fiscal year ended September 30, 2009 which was $4.7 million, or ($0.97) per basic share and ($0.93) per diluted share, which includes a loss of $2.4 million from the operating results of the discontinued TeamStaff Rx business and the write-down to fair value of TeamStaff Rx intangible assets of $2.3 million.

Net loss for the fiscal year ended September 30, 2010 was $5.8 million, or ($1.15) per basic and diluted share, as compared to net loss of $4.4 million, or ($0.89) per basic and ($.86) per diluted share, for the fiscal year ended September 30, 2009.
Liquidity and Capital Resources; Commitments
Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our revolving credit facility. As of September 30, 2010, TeamStaff had cash and cash equivalents of $1.2 million and net accounts receivable of $11.3 million. At September 30, 2010, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million and was unbilled at September 30, 2010. As of September 30, 2010, there was $0.4 million outstanding under the Loan Agreement and defined unused availability totaled $0.6 million, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. As of September 30, 2010, TeamStaff had a working capital deficit of ($3.5) million.
We derive a substantial amount of revenue from agencies of the Federal government and, at present, are awaiting a response from the DVA on a proposal we submitted for renewal of contracts that generated, in aggregate, approximately 45% of our revenue in the year ended September 30, 2010 in respect of which the Company currently holds contractual order cover through March 31, 2011. In addition, the Company also holds contractual order cover through June 30, 2011 in respect of contracts that generated approximately 48% of its revenue in the year ended September 30, 2010, which are not yet the subject of a request for proposals. While the Company believes it is well positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend our current service orders for the provision of pharmacy or logistics services, that we would be successful in any bid for new contracts to provide such services or that if we are granted subsequent orders, that such orders would be of a scope comparable to the services that we have provided to date. If the DVA does not further extend our current service contracts or we are not successful in our efforts to obtain contract awards pursuant to either the current or new solicitations for the provision of such services, our results of operations, cash flows and financial condition would be materially adversely affected. Should there be a major reduction in revenue, we may consider appealing an adverse decision (resulting in a temporary continuation of services on this contract while the appeal is determined) and would initiate programs to reduce period costs and expenses. In addition, pursuant to our current credit facility, the financial institution also has the unilateral ability to terminate the line of credit at any time upon 60 days notice after February 29, 2012, and immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the our circumstances or if the Lender deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the financial institution has not declared an event of default. A decrease in revenue or other adverse change in the assumptions underlying the valuation of our goodwill and intangible assets may also result in an impairment loss in the value of our goodwill and/or intangible assets in future periods.
In an effort to improve our cash flows and financial position, we have recently taken measures which are expected to enhance our liquidity by approximately $1,000,000 as a result of increasing the maximum availability of our credit facility and receiving commitments for additional equity and/or debt financing. As of February 14, 2011, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to us if we determine, prior to February 28, 2012, that such funds are required (the “Commitments”). In addition, as described in greater detail below, on February 9, 2011, we entered into a further amendment of our Loan Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase our maximum availability under the Loan Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000, subject to eligible accounts receivable.

Management believes that: (a) cash and cash equivalents of approximately $1.2 million as of September 30, 2010, (b) the available capital pursuant to the Commitments, (c) the amounts available under its line of credit (which, in turn, is limited by the amount of eligible assets), (d) forecasted operating cash flow, (e) the ultimate non-payment of certain liabilities we are currently contesting (classified as current at September 30, 2010) in fiscal 2011, or the applicable portion of 2012, and (f) effects of cost reduction programs and initiatives will be sufficient to support our operations for twelve months from the date of these financial statements. However, should any of these factors not occur substantially as currently expected, there could be a material adverse effect on our ability to access the level of liquidity necessary for us to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
Due to the foregoing and to address any need for additional capital, we intend to pursue equity, equity-based and/or debt financing alternatives or other financing in order to raise needed funds. While the Commitments are unconditional, the specific terms of any financing which we may request under the Commitments are subject to final negotiation among the parties and the approval of members of our board of directors independent of the other parties involved in accordance with our policy for approving related-party transactions. Further, the transactions will also be required to be structured in such a manner so as to comply with the listing requirements of the Nasdaq Stock Market. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Except for the Commitments, we do not have any firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising any additions capital from financings, or that additional financing, if at all available, can be obtained on acceptable terms to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations, financial condition, cash flows and liquidity.
Cash from operating activities
Net cash used in operating activities for the year ended September 30, 2010 was $2.2 million as compared to $2.1 million for fiscal year ended September 30, 2009. This decrease in cash was primarily driven by net losses, including payments related to the disposal of the discontinued operation, offset by an increase in accrued payroll and accrued expenses.
Cash from investing activities
Net cash provided by investing activities for the year ended September 30, 2010 was $0.2 million, primarily comprised of $0.4 million on the sale of TeamStaff Rx, offset by costs associated with the purchase and implementation of a new computer operating system for TeamStaff GS intended to fulfill Defense Contract Audit Agency (DCAA) cost accounting system requirements for the award of certain larger value government contracts.
Cash from financing activities
Net cash provided by financing activities for the year ended September 30, 2010 was $0.3 million as compared to $0.1 million for the year ended September 30, 2009, principally from advances on our revolving line of credit.
Loan Facility
Predecessor Facility
On April 7, 2010, TeamStaff notified Sovereign Business Capital (“Sovereign”) that it was terminating, effective immediately, the Amended and Restated Loan and Security Agreement dated as of March 28, 2008, as amended by that certain Modification Agreement dated as of January 8, 2010 (together, the “Sovereign Agreement”), by and between the Company and Sovereign. Pursuant to the Sovereign Agreement, Sovereign had provided the Company with a three-year secured revolving credit line with an initial borrowing availability of up to $3 million; however, effective in January 2010, Sovereign reduced the borrowing availability to $2 million in connection with providing its consent to the Company’s disposition of the operating assets of its TeamStaff Rx subsidiary (see Note 4 to the consolidated financial statements). The credit provided by Sovereign under the Sovereign Agreement was secured by a first priority lien on all of the Company’s assets.

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
Current Facility
On July 29, 2010, TeamStaff GS entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”).
Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to TeamStaff GS in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of TeamStaff GS’s accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. TeamStaff GS’s ability to request loan advances under the Loan Agreement is subject to (i) computation of TeamStaff GS’s advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was originally for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 Months, will mature on July 29, 2013.
Interest on the loan initially accrued on the daily unpaid balance of the loan advances secured by billed receivables at the greater of one point ninety-five percent (1.95%) above the Prime Rate (as published in effect in The Wall Street Journal from time to time) or at the rate of three point two-five percent (3.25%) per annum. The interest rate at September 30, 2010 was 5.5%. However, pursuant to the February 2011 amendment, the Company agreed with the Lender to adjust the rate of interest chargeable under the Loan and Security Agreement to be the greater of (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding.
The Loan Agreement requires compliance with customary covenants and restrictions on the Company’s ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends, and TeamStaff GS’s tangible net worth. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after February 29, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the Loan Agreement and accelerate the repayment of any amounts outstanding under the Loan Agreement. The defined events of default include, among others, a material adverse change in the Company’s circumstances, or if the Lender deems itself to be insecure in the ability of the Company to repay its obligations or as to the sufficiency of collateral.

As part of the recent amendment, the Lender also agreed to waive the Company’s non-compliance with the covenant under the Loan Agreement to furnish them with a copy of TeamStaff GS’ financial statements within 90 days after the end of its fiscal year. In addition to granting this waiver, the Lender also agreed to modify this covenant to require that the Company provide them, within 90 days after the end of each fiscal year, audited consolidated financial statements of the Company and its subsidiaries as of the end of such fiscal year and, in addition, at the same time, furnish consolidating income statement and balance sheet schedules, including a reconciliation with TeamStaff GS’s financial information.
Under the Loan Agreement our customers make payments directly to a bank account controlled by our Lender over which we have no control and which is used to pay down our loans. As a result, our access to cash resources is substantially at the discretion of the Lender and could cease in the event of a default on our Loan Agreement.
Payroll Taxes
As described in greater detail in the notes to the consolidated financial statements, TeamStaff had received notices from IRS claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, the remaining liability ($1.2 million at September 30, 2010) has been recorded in accounts payable. In fiscal 2009, the Company paid $1.1 million, related to this matter. No payments have been made or requested in fiscal 2010, but as disclosed in the footnotes to the Financial Statements a liability of $1.2 million is recorded at September 30, 2010. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the Internal Revenue Service, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

Contractual Obligations
Contractual
Obligations
(Amounts in thousands)

		Payments Due By Period
		Less than	1-3	4-5
	Total	1 Year	Years	Years
Debt (1)	$1,888	$1,880	$8	$—
Operating Leases (2)	693	328	305	60
Severence Liabilities (3)	173	173	—	—

Total Obligations	$2,754	$2,381	$313	$60

(1)	Represents the maximum amount of notes payable related to the acquisition of TeamStaff GS, and capital lease obligations.

(2)	Represents lease payments net of sublease income, including those of discontinued operations.

(3)	Represents severance payments related to former employees.
Employment Agreements
As described in greater detail under the caption “Executive Compensation and Related Information — Employment Agreements with Named Executive Officers”, during fiscal 2010, we entered into employment agreements with our Chief Executive Officer and Chief Financial Officer and we also have employment agreements with our Executive Vice President of Corporate Development and with the President of TeamStaff GS. The material terms and conditions of each of these employment agreements are summarized in greater detail under the caption “Executive Compensation and Related Information — Employment Agreements with Named Executive Officers”. The summaries of each of the foregoing agreements are incorporated herein by reference.
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
Recently Issued Accounting Pronouncements Affecting the Company
In June 2009, the FASB issued a standard which stipulated the FASB Accounting Standards Codification™ is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This standard was effective for financial statements issued for interim and annual periods that ended after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.

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
In January 2010, the FASB issued a standard addressing fair value measurements and disclosures, which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This standard is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The adoption of this standard did not have an effect on the Company’s financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. Interest rates payable on these funds have been relatively static and at a level where any further downward rate adjustments would not be expected to result in a material adverse impact on the Company’s exposure to workers’ compensation expense. Teamstaff manages interest rate risk related to its Loan Agreement as discussed in Note 6 to the Consolidated Financial Statements included in this report on Form 10-K. However, Teamstaff does not believe the level of exposure is material given the amount of debt subject to variable interest rates and the prime rate interest rate floor of 3.25% applied by the financial institution.
Item 8. Financial Statements and Supplemental Data
See attached Consolidated Financial Statements beginning on page F-1 attached to this Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A(T). Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Management does not view the Company’s inability to timely file its Annual Report on Form 10-K as evidence that the Company’s disclosure controls and procedures were not effective. The delay experienced by the Company in completing its annual report was caused by: (i) the timing of recent personnel changes, (ii) the additional resources required of management to review and assess the disclosures in the Annual Report on Form 10-K in light of the changes to the Company’s business in fiscal 2010 and broader economic considerations, and (iii) the need to conduct additional impairment testing of its goodwill and other intangible assets.

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
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2010.
This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Changes in Internal Control over Financial Reporting
As previously reported, in September 2010, we appointed John E. Kahn as our new Chief Financial Officer. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Management believes that the integration of Mr. Kahn as our Chief Financial Officer has been successful.

Other than described above, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of our fiscal year ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
As previously reported, on December 1, 2010, we named John F. Armstrong as our Executive Vice President of Corporate Development, effective immediately. On February 7, 2011, we entered into an employment agreement with Mr. Armstrong, which is effective as of December 1, 2010 and which will expire on November 30, 2013. The terms of our agreement with Mr. Armstrong is summarized below under the following caption “Item 11. Executive Compensation and Related Information — Employment Agreements with Named Executive Officers” and is incorporated herein by reference.
As of February 14, 2011, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to us if we determine, prior to February 28, 2012, that such funds are required. While the Commitments are unconditional, the specific terms of any financing which we may request under these Commitments are subject to final negotiation among the parties and the approval of members of our board of directors independent of the other parties involved in accordance with our policy for approving related-party transactions. The transactions will also be structured in such a manner so as to comply with the listing requirements of the Nasdaq Stock Market. However, the parties agreed that if the additional financing would be pursuant to a debt instrument, that any such debt would not mature prior to February 28, 2012.
In addition, as described in greater detail in this Annual Report on Form 10-K, on February 9, 2011, we entered into a further amendment of our Loan Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase our maximum availability under the Loan Agreement by an additional $500,000 and to provide an unbilled receivable facility within the limits of the Loan Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000. In addition, pursuant to the February 2011 amendment, we agreed with the Lender to: adjust the rate of interest chargeable under the Loan Agreement, extend the term of the Loan Agreement for an additional year, and to modify the covenant to furnish them with audited financial information. The Lender also agreed that they will not seek to terminate the Loan Agreement without cause until after February 29, 2012. Further, as part of the recent amendment, the Lender also agreed to waive our non-compliance with the covenant under the Loan Agreement to furnish them with a copy of TeamStaff GS’ financial statements within 90 days after the end of its fiscal year.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Our Board is presently comprised of six members and is classified into three classes, which are each elected in staggered three-year terms. Class 1 consists of T. Stephen Johnson and Peter Black, and the term expires in 2012; Class 2 consists of Frederick G. Wasserman and William H. Alderman, and the term expires in 2013 and Class 3 consists of Martin Delaney and Zachary C. Parker, and the term expires in 2011. On March 18, 2010, Karl W. Dieckmann, our former Vice Chairman of the Board and a Class 2 director notified us of his decision not to stand for reelection at our next annual meeting of stockholders, which was held on August 19, 2010, on which date his resignation became effective. No family relationship exists among any of our directors or executive officers.

The charts below list our directors and executive officers as of December 1, 2010 and are followed by biographic information about them.
Directors

Name	Age	Positions	Class

Frederick G. Wasserman	56	Chairman of the Board of Directors	2

William H. Alderman	48	Director	2

Peter Black	39	Director	1

Martin Delaney	68	Director	3

Zachary C. Parker	53	President, Chief Executive Officer and Director	3

T. Stephen Johnson	60	Director	1

Executive Officers

Zachary C. Parker	53	President, Chief Executive Officer and Director

John E. Kahn	47	Chief Financial Officer

John F. Armstrong	61	Executive Vice President of Corporate Development

Kevin Wilson	45	President, TeamStaff Government Solutions, Inc.
On February 9, 2010, we entered into an employment agreement with Mr. Zachary C. Parker pursuant to which he became Chief Executive Officer and President of TeamStaff commencing on February 22, 2010. Mr. Parker’s employment agreement also provides for his election to the Company’s Board of Directors effective on February 22, 2010. Mr. Parker succeeded Rick J. Filippelli, who served as the Company’s Chief Executive Officer and President and a member of its Board of Directors. As previously reported, in the first quarter of fiscal 2010, Mr. Filippelli resigned from his positions with TeamStaff effective February 5, 2010. On February 5, 2010, the Board of Directors had named Cheryl Presuto, then serving as the Company’s Chief Financial Officer, to serve as the Company’s Acting President until Mr. Parker commenced employment as TeamStaff’s Chief Executive Officer and President.
On August 9, 2010, the Company announced that Cheryl Presuto, the Company’s Chief Financial Officer, would be leaving the Company effective as of August 27, 2010 to pursue another career opportunity. On September 17, 2010, the Company named John E. Kahn as its Chief Financial Officer, effective immediately.
Biographical Information — Board of Directors
William H. Alderman joined the Board of Directors in January 2007. Mr. Alderman has over 15 years experience providing investment banking services across multiple industries, with a particular expertise in financings, and mergers and acquisitions in the aerospace and defense industry. Since March 2001, Mr. Alderman has been the President of Alderman & Company, a securities broker specializing in the aerospace and defense industries. Mr. Alderman started his career at Bankers Trust Company and has held senior positions in investment management and corporate development at GE Capital, Aviation Sales Company, and most recently as Managing Director of the aviation investment banking practice of Fieldstone Investments. Mr. Alderman received a MBA from J.L. Kellogg Graduate School of Management in 1989 and is also a graduate of Kenyon College and the Taft School. Mr. Alderman is currently a director of Breeze-Eastern Corp. (member — Strategic Planning Committee) and formerly served as a board member of the Zan Alpha Fund.
Peter Black joined the Board of Directors in March 2005. For the past nine years, Mr. Black has been an Investment Analyst and Portfolio Manager at Wynnefield Capital, Inc., where he is responsible for researching and identifying small-cap value investments. Mr. Black has initiated investments on Wynnefield’s behalf that span multiple industries. Prior to joining Wynnefield, Mr. Black was an investment banker in the mergers and acquisition departments of UBS Securities and SG Cowen & Co. Mr. Black is a graduate of Boston College and received his MBA from Fordham University. Wynnefield Capital, Inc., through certain of its investment funds, is the owner of approximately 25% of our outstanding shares of common stock. Mr. Black is currently a director of Underground Solutions, Inc.

Martin J. Delaney joined the Board of Directors in July 1998. Mr. Delaney is an attorney and was a prominent healthcare executive who began his hospital management career in 1971 as an Assistant Administrator at Nassau County Medical Center. He has been a director of a large regional Health Maintenance Organization on Long Island, the Hospital Association of New York State, the Greater New York Hospital Association, and chairman of the Nassau-Suffolk Hospital Council. He has been President, CEO and a director of Winthrop University Hospital, Winthrop South Nassau University Health Care Systems, and the Long Island Health Network. He has a graduate degree in health care management from The George Washington University and a law degree from St. John’s University. He has been admitted to practice in New York State and Federal courts.
T. Stephen Johnson has been a director of TeamStaff since September 2001. He served as our Chairman from September 2001 until July 2009. He has served as Chairman of T. Stephen Johnson & Associates, Inc., financial services consulting firm, and its related entities since inception in 1986. Mr. Johnson is a long-time banking consultant and Atlanta entrepreneur who has advised and organized dozens of community banks throughout the Southeast. He is the Chairman and principal owner of Bank Assets, Inc., a provider of benefit programs for directors and officers of financial institutions and was a founder of, and a former chairman and board member of Netbank, Inc. Mr. Johnson was also a former chairman of the board of Directo, Inc. a company specializing in providing financial services for un-banked individuals and a former chairman of Atlanta Financial Corporation.
Zachary C. Parker became Chief Executive Officer and President of Team Staff in February 2010. He has over 25 years of experience with the government services market, including DoD, holding several senior and executive management positions in addition to business development posts. From March 2008 to February 2010 he held increasing leadership positions with aerospace and defense service provider VT Group plc’s US operations. These positions included President of VT Griffin, its largest US entity, and Corporate Executive VP for business development for the entire US operations. Mr. Parker joined the VT Group following a nineteen year career with Northrop Grumman where he held a number of key leadership and business development positions, including the position of Executive Director of Business Development and Executive Director of Western Region Operations. Mr. Parker is active in both professional and community associations including the Governmental Affairs Committee and the Veteran Affairs Task Force of the Washington DC-based Professional Services Council and has served as industry co-chair of the Government/Industry Partnership Executive council. He has also served as board member on joint venture companies in DoD services business. Mr. Parker earned his bachelors degree from California State University, Northridge, with honors, specializing in Human Factors Engineering and has completed post-graduate studies.
Frederick Wasserman joined the Board of Directors in January 2007 and was appointed as our Chairman in July 2009. Mr. Wasserman is President of FGW Partners, LLC, a financial management consulting firm he started effective May 1, 2008. From August 2005 until December 31, 2006, Mr. Wasserman was the Chief Operating/Financial Officer for Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of the German specialty gift maker, from 2001 to 2005. Mr. Wasserman also served as the Chief Financial Officer of Goebel North America in 2001. Prior to January 2001, Mr. Wasserman served as the Interim President and full-time Chief Financial Officer of Papel Giftware. Mr. Wasserman began his career in the public accounting profession. He received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School, and has been a Certified Public Accountant. Mr. Wasserman also serves as a director of Acme Communications, Inc. (chairman- Nominating Committee, member- Audit Committee), Breeze Eastern Corporation (chairman- Audit Committee), Gilman + Ciocia, Inc. (chairman- Compensation Committee, member- Audit Committee). He has previously served as a director of Allied Defense Group, Inc. (member-Audit Committee, Ethics and Governance Committee) and Crown Crafts, Inc. and AfterSoft Group, Inc. (chairman — Audit Committee and member — Governance and Nomination Committee).

Qualifications of Directors
The following table summarizes the specific experience, qualifications, attributes or skills of our current directors that led our Nominating and Corporate Governance Committee to conclude that such persons should serve as a director of Teamstaff:

Directors	Relevant Experience and Qualifications
William H. Alderman	Approximately twenty years of experience in corporate development and investment banking in the aerospace and defense industry, which are businesses that encompass significant government contracting expertise. Possesses a breadth of knowledge about TeamStaff’s business as a result of service on our board since 2007.

Peter Black	Significant business and financial experience and background in investment banking derived from experience with Wynnefield Capital, Inc. and prior employers in the investment banking industry. From his investment banking experience, Mr. Black provides the board with meaningful guidance in creating shareholder value. Breadth of knowledge about TeamStaff’s business as a result of service on our board since 2005.

Martin J. Delaney	Extensive experience as an executive in the healthcare industry with over 35 years of management positions in various capacities in healthcare businesses, including service as chief executive of a hospital. From his education and training as an attorney, Mr. Delaney provides the board with a valuable perspective in considering various matters affecting the Company. Possesses a breadth of knowledge about TeamStaff’s business as a result of service on our board since 1998 and service as senior vice president during 2005.

T. Stephen Johnson	Significant business and financial experience derived from approximately twenty five years of experience in the banking and financial services industries. From his banking experience, Mr. Johnson provides TeamStaff with specific insights in considering matters concerning the capital markets. Possesses a breadth of knowledge about TeamStaff’s business as a result of service on our board since 2001.

Zachary C. Parker	Mr. Parker is our President and Chief Executive Officer and has extensive executive experience in the government services industry. As a result of his position as our President and Chief Executive Officer, he has a deep understanding of our operations and strategy and his prior executive experience provides him with significant knowledge of the government services industry.

Frederick G. Wasserman	Significant business, accounting and financial experience arising from service as Chief Financial Officer and executive officer of Mitchell & Ness Nostalgia Co., Goebel of North American and Papel Giftware as well as 13 years of experience in the public accounting profession. From his experience serving on the board of numerous companies, including Allied Defense Group, Inc., a government contractor, Mr. Wasserman provides the Company with meaningful management and corporate governance expertise. Possesses a breadth of knowledge about TeamStaff’s business as a result of service on our board since 2007.
Biographical Information — Other Executive Officers
John E. Kahn was named Chief Financial Officer on September 17, 2010. From April 2006 to April 2010, Mr. Kahn was the Chief Financial Officer and Secretary of Financial Asset Management Systems, a provider of government and business services. From November 2003 to March 2006, Mr. Kahn was the Chief Financial Officer and Secretary of Trusted Network Technologies, a company providing computer network identity control and audit solutions to government and other customers. Previously, Mr. Kahn served as a financial and business advisor, providing chief financial officer, accounting and strategic financial advice to clients. Mr. Kahn is a certified public accountant and from 1985 to 1993 was with Arthur Andersen as an audit and business advisory manager and audit staff. Mr. Kahn received a Bachelor of Science from the University of Wales and is a Fellow of the Institute of Chartered Accountants in England and Wales.
John F. Armstrong joined TeamStaff as its Executive Vice President of Corporate Development on December 1, 2010 and leads our corporate business development efforts. Mr. Armstrong has over three decades of in-depth experience in the military and the defense industry (both public and private). Mr. Armstrong most recently served as director of the Sustainment and Health Services operation within Lockheed Martin Corporation from May 2008 to November 2010. Previously, from August 2002 to May 2008, he served as senior vice president of business development for Eagle Group International where he was instrumental in successfully growing the company to a competitive large business prior to being acquired by Lockheed Martin. Additionally, Mr. Armstrong served a distinguished career as an officer in the U.S. Army, retiring in 2002. He is a fellow in the American College of Healthcare Executives. Mr. Armstrong earned a Master of Business Administration degree from Marymount University, a Master of Arts from Ball State University and completed his undergraduate studies at the University of Central Florida.

Kevin Wilson was appointed as the President of TeamStaff GS in October 2008. Previously, Mr. Wilson served as the Director of TeamStaff GS from June 2007 through September 2008. From January 2004 to June 2007, Mr. Wilson served as the Director of Strategic Alliances of Varec, Inc., a subsidiary of government services provider SAIC, Inc., where he was responsible for business development in the domestic and foreign defense markets. From March 1997 to January 2004, Mr. Wilson was the Program Manager for a multiyear defense services contract with Endress Hauser Systems & Gauging. Mr. Wilson also worked at Tracer Research Corporation from January 1990 to March 1997, where he was Project Manager for the United States Air Force, Air Combat Command professional services contract. Mr. Wilson holds a BS in Business Marketing from Northwest Missouri State University.
Corporate Governance
Meetings of the Board of Directors; Independence and Committees
During the fiscal year ended September 30, 2010, the Board of Directors met on 9 occasions. Our Board of Directors determined that as of September 30, 2010, Messrs. Alderman, Black, Delaney, Johnson and Wasserman satisfied the independence requirements within the meaning of the NASDAQ Marketplace Rules.
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
For the fiscal year ended September 30, 2010, a general description of the duties of the committees, their members and number of times each Committee met were as follows:
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
From October 1, 2009 to August 19, 2010, members of our Audit Committee were Mr. Wasserman (Chair), Mr. Black and Mr. Dieckmann. Due to his resignation on August 19, 2010, Mr. Dieckmann was replaced by Mr. Delaney and the Audit Committee is presently comprised of Messrs. Wasserman, Black and Delaney. Mr. Wasserman is also designated as our Audit Committee Financial Expert. During the 2010 fiscal year, all of the members of our Audit Committee were “independent” within the definition of that term as provided by the Nasdaq Marketplace Rules. During the fiscal year ended September 30, 2010, the Audit Committee met on 4 occasions.
Management Resources and Compensation Committee. The charter governing the activities of the Management Resources and Compensation Committee (sometimes referred to as the “Compensation Committee”) may be viewed online on our website at www.TeamStaff.com. The Management Resources and Compensation Committee functions include negotiation and review of all employment agreements of executive officers of TeamStaff and administration of TeamStaff’s 2006 Long Term Incentive Plan, its 2000 Employee Stock Option Plan and Non-Executive Director Stock Option Plan. From October 1, 2008 to August 19, 2010, the members of the Management Resources and Compensation Committee were and are Mr. Black (Chair), Mr. Dieckmann and Mr. Johnson. Due to the resignation of Mr. Dieckmann on August 19, 2010, the committee presently has two members: Messrs. Black and Johnson. At all times members of the Management Resources and Compensation Committee satisfied the independence requirements of the Nasdaq Marketplace Rules. During the fiscal year ended September 30, 2010, this committee met on 3 occasions.

Nominating and Corporate Governance Committee. The charter governing the activities of the Nominating and Corporate Governance Committee may be viewed online on our website at www.TeamStaff.com. Pursuant to its charter, the Nominating and Corporate Governance Committee’s tasks include reviewing and recommending to the Board issues relating to the Board’s composition and structure; establishing criteria for membership and evaluating corporate policies relating to the recruitment of Board members; implementing and monitoring policies regarding principles of corporate governance in order to ensure the Board’s compliance with its fiduciary duties to the company and its shareholders; and making recommendations regarding proposals submitted by shareholders. The Nominating and Corporate Governance Committee functions also include the review of all candidates for a position on the board of directors including existing directors for re-nomination and reports its findings with recommendations to the Board. The Nominating and Corporate Governance Committee solicits candidates on behalf of TeamStaff to fill any vacancy on the Board. The members of the Nominating and Corporate Governance Committee members are Mr. Alderman (Chair), Mr. Delaney, and Mr. Johnson, each of whom satisfy the independence requirements of the Nasdaq Marketplace Rules. During the fiscal year ended September 30, 2010, this committee met on 3 occasions.
Strategic Planning Committee. The Board of Directors established a Strategic Planning Committee in July 30, 2009. Members of this Committee are Messrs. Alderman, Black, Delaney and Wasserman. Mr. Alderman serves as the Chairman of this committee. The Strategic Planning Committee was created in order to confirm the strategic decisions of the Company and, as necessary, engage the services of outside professionals to assess the market for the Company’s products and services, and confirm or suggest modifications to, the Company’s business plans. During the 2010 fiscal year, the Strategic Planning Committee met on 3 occasions.
Executive Committee. The Board of Directors created an Executive Committee effective September 4, 2001. For most of the 2010 fiscal year the committee consisted of Mr. Dieckmann and Mr. Wasserman. Currently, the sole Executive Committee member is Mr. Rick Wasserman. Mr. Wasserman replaced Mr. Johnson on this committee at the time of his appointment as our Chairman. This committee did not meet during the fiscal year ended September 30, 2010.
No member of the Board of Directors or any committee failed to attend at least, or participated in fewer than, 75% of the meetings of the Board or of a committee on which such member serves.
Management Resources and Compensation Committee Interlocks and Insider Participation in Compensation Decisions
Mr. Peter Black (Chair), Mr. Karl W. Dieckmann and Mr. T. Stephen Johnson served on the Management Resources and Compensation Committee during the fiscal year ended September 30, 2010. Mr. Dieckmann resigned on August 19, 2010. There are no interlocks between TeamStaff’s Directors and directors of other companies.
Nominating and Corporate Governance Matters
Board Leadership Structure
We have separated the positions of chairman of the board and chief executive officer consistent with the view of the board that such a structure is the most appropriate for us based on the size of the board as well as the experience of the applicable individuals, the current business environment of our company or other relevant factors. Further, the board believes that the separation of the positions of chief executive officer and chairman of the board strengthens its governance structure, fosters clear accountability and enhances alignment on corporate strategy. We will continue to review this structure from time to time in accordance with the needs of the Company.

Board’s Role in Oversight of Risk
The board of directors does not have a separate risk oversight body but rather manages risk directly. The board of directors mitigates risks through discussing with management the appropriate level of risk for the Company and evaluating the risk information received from management. These risks include financial, technological, competitive, and operational risks. Further, the Audit Committee receives updates from senior management and assesses risk in satisfaction of their risk management role in accordance with the Audit Committee charter. Our Audit Committee charter provides that the Audit Committee is responsible for monitoring material financial and operating risks of the Company. On a quarterly basis, management reports to the Audit Committee regarding our various risk areas. In addition, each of the other committees of the board of directors considers risks within its area of responsibility.
Nominating Matters
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
The re-nomination of existing directors is not to be viewed as automatic, but is based on continuing qualification under the various criteria set forth above. In addition, the Nominating and Corporate Governance Committee considers the existing director’s performance on the Board and any committee thereof. The Nominating and Corporate Governance Committee also considers the backgrounds and qualifications of the directors considered as a group. Although the Company does not have a formal policy with regard to the consideration of diversity in identifying nominees, the Nominating and Corporate Governance Committee will consider whether the candidate assists in achieving a mix of members that represents a diversity of background and experience, including with respect to age, gender, international background, race and specialized experience. Accordingly, the Nominating and Corporate Governance Committee strives to ensure that the Board, when taken as a whole, provides a significant breadth of experience, knowledge and abilities that shall assist the Board in fulfilling its responsibilities. Nominees for the board of directors should be committed to enhancing long-term stockholder value and must possess a high level of personal and professional ethics, sound business judgment and integrity. The Nominating and Corporate Governance Committee may from time to time review the appropriate skills and characteristics required of board members, including such factors as business experience, diversity, and personal skills in finance, marketing, international business, financial reporting and other areas that are expected to contribute to an effective board of directors. In evaluating potential candidates for the board of directors, the Nominating and Corporate Governance Committee considers these factors in the light of the specific needs of the board of directors at that time.

Procedure to be Followed by Shareholders in Submitting Director Candidate Recommendations
Any shareholder who desires the Nominating and Corporate Governance Committee to consider one or more candidates for nomination as a director should, either by personal delivery or by United States mail, postage prepaid, deliver a written recommendation addressed to the Chairman, TeamStaff, Inc. Nominating and Corporate Governance Committee at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873, not later than (i) with respect to an election to be held at an annual meeting of shareholders, 90 days prior to the anniversary date of the immediately preceding annual meeting or if an annual meeting has not been held in the preceding year, 90 days prior the first Tuesday in April; and (ii) with respect to an election to be held at a special meeting of shareholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to shareholders. Each written recommendation should set forth: (a) the name and address of the shareholder making the recommendation and of the person or persons recommended; (b) the consent of such person(s) to serve as a director(s) of the Company if nominated and elected; and (c) a description of how the person(s) satisfy the General Criteria for consideration as a candidate.
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
Code of Ethics and Business Conduct
On June 20, 2003, TeamStaff distributed a company-wide Code of Ethics and Business Conduct and Code of Ethics for our Chief Executive Officer, and Chief Financial Officer. Additionally, both the Codes were posted on TeamStaff’s internal intranet website and are available on TeamStaff’s Internet web address, www.TeamStaff.com. These Codes were adopted by TeamStaff’s Board of Directors, and provide employees with a confidential method of reporting suspected Code violations.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own, directly or indirectly, more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities we issue. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were complied with during the 2010 fiscal year.
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

Summary Compensation Table
The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our each of our named executive officers during the two year period ended September 30, 2010:

					Stock	Stock Option	All Other
Name and Principal		Salary	Bonus		Awards	Awards (4)	Compensation
Position	Year	($)(1)	($)(2)		($)(3)	($)	($)(5)	Total ($)

Zachary C. Parker President and Chief Executive Officer (6)	2010	$187,200	$122,760	(11)	—	$175,018	$920	$485,898

Rick J. Filippelli,	2010	$41,038			$74,375	$13,785	$291,993	$421,191
Former President	2009	$290,000	—		$44,625		$4,169	$338,794
and Chief Executive Officer (7)

John E. Kahn	2010	$8,038	—		$—	$39,084	$41	$47,163
Chief Financial Officer (8)

Cheryl Presuto,	2010	$136,464	$25,000		$28,335	$31,963	$2,349	$224,111
Former Chief	2009	$181,000			$25,500		$2,501	$209,001
Financial Officer (9)

Dale West,	2010	$17,203	—			—	$133,551	$150,254
President,	2009	$200,000			$50,500		$990	$251,490
TeamStaff Rx (10)

Kevin Wilson,	2010	$200,000	$50,000	(12)	$58,900	—	—	$308,900
President,	2009	$200,000			$25,500			$225,500
TeamStaff GS

(1)	“Salary” is comprised of the cash salary paid to the Named Executive Officers during fiscal 2010 and 2009.

(2)	“Bonus” is comprised of cash awards made to the Named Executive Officers in the discretion of the Company’s Board of Directors as recommended by the Management Resources and Compensation Committee, subject to certain performance and EBITDA requirements.

(3)	“Stock Awards” reflect the portion of restricted stock grants awarded to Named Executives Officers under the Company’s 2006 Long Term Incentive Plan that was recognized by the Company as a compensation expense in fiscal year 2010 and 2009 in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation, and thus may include amounts from awards granted in and prior to 2010. A discussion of the methods used to calculate these values may be found in the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

(4)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended September 30, 2010 computed in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation, and thus may include amounts from awards granted in and prior to 2010. A discussion of the methods used to calculate these values may be found in the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

(5)	“All Other Compensation” consists of compensation received from employer matching contributions to the Company’s 401(k) Plan, long term disability insurance premiums and life insurance premiums paid by the Company for each Named Executive Officer.

(6)	Mr. Parker was appointed as our President and Chief Executive Officer as of February 22, 2010.

(7)	Mr. Filippelli resigned as our President and Chief Executive Officer effective as of February 5, 2010. Other compensation for 2010 includes $290,000 of severance payments.

(8)	Mr. Kahn was appointed as our Chief Financial Officer effective as of September 17, 2010.

(9)	Ms. Presuto resigned as our Chief Financial Officer effective as of August 27, 2010. Following Mr. Filippelli’s resignation on February 5, 2010, Ms. Presuto served as our Acting President until Mr. Parker’s tenure as our President and CEO commencing on February 22, 2010.

(10)	As previously reported, Ms. West’s employment was terminated on January 4, 2010 in connection with the closing of the Company’s disposition of assets of TeamStaff Rx.

(11)	Of the reported amount, $45,000 was guaranteed under the employment agreement entered into between the Company and its Chief Executive Officer. The remaining amount of the 2010 bonus was awarded by the Company’s Management Resources and Compensation Committee for fiscal 2010 performance.

(12)	Discretionary bonus awarded by the Company’s Management Resources and Compensation Committee for fiscal 2010 performance.
Additional Information. The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in fiscal 2010 and 2009 and provides a dollar amount for total compensation. Descriptions of the material terms of each Named Executive Officer’s employment agreement and related information is provided under “Employment Agreements with Named Executive Officers” below. The agreements provide the general framework and some of the specific terms for the compensation of the Named Executive Officers. Approval of the Management Resources and Compensation Committee and/or the Board of Directors is required prior to our entering into employment agreements with its executive officers or amendments to those agreements. However, many of the decisions relating to compensation for a specific year are made by the Management Resources and Compensation Committee and are implemented without changes to the general terms of employment set forth in those agreements. Awards of options or shares of restricted stock were granted under our 2006 Plan. Restricted stock awards contain restrictions on transferability which lapse in accordance with the terms of the award agreement. Holders of shares of restricted stock have voting power and the right to receive dividends, if any, that are declared on those shares which are vested. The 2006 Plan is administered by the Management Resources and Compensation Committee. The committee has authority to interpret the plan provisions and make all required determinations under those plans. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits. Awards granted under the 2006 Plan are generally only transferable to a beneficiary of a Plan participant upon his or her death. However, the committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable laws.
During 2010 fiscal year, no restricted stock awards were granted to our Named Executive Officers. However, during fiscal 2010, we granted options to purchase shares of common stock to certain of our Named Executive Officers in connection with their entry into employment agreements with us. In November 2009, we entered into a new employment agreement with our former Chief Executive Officer for the period commencing October 1, 2009 through his resignation in February 2010. In February 2010, we entered into a separation agreement with Mr. Filippelli memorializing the terms of his departure from the Company. See “Employment Agreements with Named Executive Officers” below. In January 2010, we entered into a new employment agreement with our former Chief Financial Officer for a term expiring September 30, 2010. However, as previously reported, Ms. Presuto resigned from the Company effective as August 27, 2010. Under her agreement she received a base salary at the rate of $181,000 per annum and was granted options to purchase 75,000 shares of common stock under the Company’s 2006 Plan. The vesting schedule applicable to the options was as follows: 50% of the options shall vest on the date of the agreement and the balance shall vest on September 30, 2010, provided Ms. Presuto is an employee as of such date.
As described in greater detail below, we entered into an employment agreement with Zachary C. Parker to serve as our President and Chief Executive Officer effective as of February 22, 2010 for a term expiring September 30, 2013. In connection with this agreement we agreed to pay Mr. Parker an annual base salary of $288,000 and we granted Mr. Parker options to purchase 500,000 shares of common stock. Of these options, 50,000 options were vested on the grant date and the balance is subject to vesting conditions. For 2010, Mr. Parker was eligible for a bonus of up to 70% of base salary and $45,000 of the bonus was guaranteed. See “Employment Agreements with Named Executive Officers” below. The Company’s Management Resources and Compensation Committee reviewed the performance of the Company and Mr. Parker for the fiscal year ended September 30, 2010 and determined to accrue a total bonus of $77,760 for fiscal 2010 performance based on the Company’s reported gross margin and revenues for the six month period ending September 30, 2010. The Management Resources and Compensation Committee allocated $42,120 of this amount based on its determination that the Company’s actual gross margins for the period during the period for which performance was measured were better than targeted. The remainder of the accrued bonus was determined with reference to actual revenues of the Company being approximately 94% of the targeted threshold amount for the relevant measurement period. See “Employment Agreements with Named Executive Officers” below.

As described in greater detail below, we entered into an employment agreement with John E. Kahn to serve as our Chief Financial Officer effective as of September 17, 2010 for a term expiring September 30, 2012. In connection with this agreement, we agreed to pay Mr. Kahn an annual base salary of $190,000 and we granted him options to purchase 150,000 shares of common stock. Of these options, 50,000 options were vested on the grant date and the balance is subject to vesting conditions. Mr. Kahn is eligible for a bonus of up to 50% of base salary for fiscal 2011 and a bonus of $20,000 based on contributions towards the Company’s compliance with its SEC reporting requirements.
As previously reported, Ms. West’s employment with TeamStaff terminated in connection with the closing of the sale of the operating assets of TeamStaff Rx to Advantage RN, which occurred January 4, 2010. Ms. West received severance payments of 6 months of base salary pursuant to her employment agreement.
The Company’s Management Resources and Compensation Committee awarded Mr. Wilson a discretionary performance bonus of $50,000 for fiscal 2010 based on objectives established for the six month period ending September 30, 2010 and based in part on the recommendation of the Company’s CEO. In addition, the Management Resources and Compensation Committee also determined, subsequent to the end of fiscal 2010, that due to the foregoing, it was appropriate that the remaining 10,000 shares of unvested restricted stock subject to the award granted to Mr. Wilson on October 3, 2008 be vested
For information regarding the effect on the vesting and treatment of these equity awards on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Employment Agreements with Named Executive Officers” below. Awards of stock options were granted under our 2006 Plan.
During the 2009 fiscal year, the Company granted restricted stock awards to its Named Executive Officers as follows. An aggregate of 70,000 shares of restricted stock were granted to Mr. Filippelli, with 35,000 shares vesting on January 2, 2010 and the balance vested on November 19, 2010. Per Mr. Filippelli’s employment agreement, any unvested shares immediately vested upon termination. An aggregate of 40,000 shares were granted to each of Ms. Presuto, Mr. Wilson and Ms. West. Of these grants, 20,000 shares vested January 2, 2010 and the balance vests on January 2, 2011. Following Ms. West’s departure, however, the vesting conditions applicable to the remaining 20,000 shares will not occur and such shares were cancelled following the closing of the disposition of the operating assets of TeamStaff Rx. Ms. West was also granted an aggregate of 16,612 shares of restricted stock during 2009 pursuant to her employment agreements. These shares were vested as of the grant date. In January 2010, it was determined that 13,750 shares of restricted stock awarded to Mr. Filippelli and 10,000 shares of restricted stock awarded to each of Mr. Wilson and Ms. Presuto would not vest and such awards were forfeited. Following the departure of Ms. Presuto, the vesting conditions related to the remaining 10,000 shares will not occur and such shares were cancelled following her departure. For information regarding the effect on the vesting and treatment of these stock awards on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Employment Agreements with Named Executive Officers” below.

Outstanding Equity Awards at End of 2010
The following table sets forth certain information with respect to outstanding equity awards at September 30, 2010 with respect to the Named Executive Officers.

	Option Awards				Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Equity Incentive
							Equity Incentive	Plan Awards:
	Number				Number	Market	Plan Awards:	Market or
	of	Number of			of Shares	Value of	Number of	Payout Value of
	Securities	Securities			or Units	Shares or	Unearned	Unearned
	Underlying	Underlying			of Stock	Units of	Shares, Units or	Shares, Units or
	Unexercised	Unexercised			That	Stock That	Other Rights	Other Rights
	Options	Options	Option		Have Not	Have Not	That Have Not	That Have Not
	(#)	(#)	Exercise Price	Option Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)(1)	($)(2)	(#)(3)	($)(2)

Zachary Parker (4)	50,000	450,000	$1.03	2/9/20	—	—	—	—

John Kahn (5)	50,000	100,000	$0.60	9/22/20	—	—	—	—

Rick Filippelli (6)	30,000	0	$1.00	11/2/14	—	—	—	—

Cheryl Presuto (7)	37,500	0	$1.09	1/14/15	—	—	—	—

Dale West (8)					—	—	—	—

Kevin Wilson (9)					20,000	$10,200	10,000	$5,100

(1)	Represents unvested portion of stock award granted on January 2, 2009 with a two year vesting schedule.

(2)	The market or payout value of stock awards reported in Columns (g) and (i) is computed by multiplying the number of shares of stock reported in Column (f) and (h) by the closing market price of our Common Stock on the last trading day of fiscal 2010.

(3)	Represents unvested portion of stock award granted to Mr. Wilson on October 3, 2008 as part of his employment agreement. These unvested shares are subject to certain performance criteria for the fiscal year ended September 30, 2010.

(4)	Grant of options pursuant to employment agreement entered into between the Company and Mr. Parker on February 9, 2010.

(5)	Grant of options pursuant to employment agreement entered into between the Company and Mr. Kahn on September 22, 2010.

(6)	Pursuant to our separation agreement with Mr. Filippelli, the Company agreed that all unvested stock options and restricted stock awards held by him shall be deemed vested as of the termination date of February 5, 2010 and the options would remain exercisable for their original exercise period.

(7)	As of the effective date of her resignation, Ms. Presuto held options to purchase 37,500 shares of common stock which were vested. Such options expire 90 days following the date of resignation.

(8)	As of September 30, 2009, Ms. West did not hold any unvested restricted shares or options.

(9)	Remaining portion of restricted stock award granted on October 3, 2008 was not vested as of September 30, 2010. Such award vested subsequent to such date.

Additional Information. Each stock option grant reported in the table above was granted under, and is subject to, our 2006 Plan. The option expiration date shown above is the normal expiration date, and the last date that the options may be exercised. For each Named Executive Officer, the unexercisable options shown above are also unvested. Unvested options are generally forfeited if the Named Executive Officer’s employment terminates, except to the extent otherwise provided in an employment agreement. For information regarding the effect on vesting of options on the death, disability or termination of employment of a Named Executive Officer or a change in control of our company, see “Employment Agreements with Named Executive Officers” below. If a Named Executive Officer’s employment is terminated by us for cause, options (including the vested portion) are generally forfeited. The exercisable options shown above, and any unexercisable options shown above that subsequently become exercisable, will generally expire earlier than the normal expiration date if the Named Executive Officer’s employment terminates, except as otherwise specifically provided in the Named Executive Officer’s employment agreement. For a description of the material terms of the Named Executive Officer’s employment agreements, see “Employment Agreements with Named Executive Officers” below. Restricted Stock Awards granted our Named Executive Officers were granted under the 2006 Plan. This table does not reflect prior grants of restricted stock awards that are fully vested.
Employment Agreements with Named Executive Officers
The following are summaries of the employment agreements with our Named Executive Officers. The agreements provide the general framework and the specific terms for the compensation of the Named Executive Officers.
Zachary C. Parker
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
The following is a description of the Company’s employment agreement with Mr. Parker which is qualified in its entirety by reference to the full text of such agreement.
The employment agreement is for an initial term expiring September 30, 2013. Under the employment agreement, Mr. Parker receives a base salary of $288,000. Upon any termination of the Employee’s employment on or after the expiration date, other than cause (as defined in the employment agreement), Mr. Parker will be entitled to a severance payment equal to 12 months of his then-current base salary.
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
John E. Kahn
On September 22, 2010, the company and Mr. Kahn entered into an employment agreement, the terms of which are summarized below. The following description of the employment agreement is qualified in its entirety by reference to the full text of such agreement.
The employment agreement is for an initial term expiring September 30, 2012. Under the employment agreement, Mr. Kahn receives a base salary of $190,000 per annum.
Mr. Kahn may receive bonuses in accordance with the following parameters: (i) a bonus of $20,000 will be paid in January 2011 based on contributions to the Company’s compliance with SEC filing requirements; (ii) an annual bonus of up to 50% of base salary based on performance targets and other key objectives established by the Management Resources and Compensation Committee of the board of directors (the “Committee”); and (iii) target bonus will be adjusted by 2 % of base salary for every 1 % of variance between targets and actual results and no bonus will be awarded if results are less than 90% of target and no bonus will exceed 70% of base salary.

The Company granted Mr. Kahn options to purchase 150,000 shares of common stock under the Company’s 2006 Plan. The options shall vest as follows: 50,000 options vest immediately; 50,000 options shall vest if the closing price of the company’s common stock equals or exceeds $3.00 per share for ten consecutive trading days; and an additional 50,000 options shall vest fi the closing price of the Company’s common stock equals or exceeds $5.00 per share for ten consecutive trading days. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company’s common stock on the date the employment agreement was executed. In the event of the termination of his employment, the options will, to the extent vested, remain exercisable in accordance with the terms of the 2006 Plan.
In the event of the termination of employment by us without “cause” or by Mr. Kahn for “good reason”, or if his employment is terminated due to his disability, he would be entitled to: (a) a severance payment of 12 months from the termination date; (b) continued participation in our health and welfare plans for a period not to exceed 12 months from the termination date; and (c) all compensation accrued but not paid as of the termination date. In the event of the termination of his employment due to his death, Mr. Kahn’s estate would be entitled to receive; all compensation accrued but not paid as of the termination date and continued participation on our health and welfare plans for a period not to exceed 12 months form the termination date. If Mr. Kahn’s employment is terminated by us for “cause” or by him without “good reason”, he is not entitled to any additional compensation or benefits other than his accrued and unpaid compensation. Upon termination of the Employees’ employment on or after the expiration date, other than for cause, Mr. Kahn will be entitled to the severance payment.
Mr. Kahn will receive the following payments and/or benefits in the event that his employment is terminated in connection with a change of control of the Company: (i) his accrued compensation; (ii) continuation benefits; (iii) a lump sum payment equal to 100% of his base salary in lieu of a severance payment; and (iv) all unvested options and other incentive awards shall be fully vested and remain exercisable in accordance with the 2006 Plan. If the payments due in the event of a change in control would constitute an “excess parachute payment as defined in Section 280 g of the Internal Revenue Code of j1986, as amended (“the Code”) the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code. The priority of the reduction of excess parachute payments shall be in the discretion of Mr. Kahn.
Pursuant to the employment agreement, Mr. Kahn is subject to customary confidentiality and non-compete obligations that survive the termination of such agreement.
Kevin Wilson
On October 3, 2008, we entered into an employment agreement with Mr. Kevin Wilson, the President of our TeamStaff GS subsidiary. The employment agreement was for an initial term expiring September 30, 2010. Subsequently, the Board of Directors extended Mr. Wilson’s agreement for an additional period of one year. Under the employment agreement, Mr. Wilson will receive a base salary of $200,000. The term of the agreement is effective as of October 1, 2008. Mr. Wilson may receive a bonus in the sole discretion of the Management Resources and Compensation Committee of the Board of Directors and will have an opportunity to earn a cash bonus of up to 70% of his base salary for each fiscal year of employment. The bonus will be based on performance targets and other key objectives established by the Chief Executive Officer. Thirty percent of the bonus shall be based on achieving revenue targets, sixty percent shall be based on achieving EBITDA targets, and ten percent shall be based on achieving corporate goals established by the Chief Executive Officer. Additional terms of his agreement are as follows:
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
Notwithstanding the foregoing, if the payments due in the event of a change in control would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject survive the termination of such agreements.to the excise tax imposed by Section 4999 of the Code.
Pursuant to the employment agreement, Mr. Wilson is subject to customary confidentiality, non-solicitation of employees and non-competition obligations that
John F. Armstrong
As previously reported, on December 1, 2010, we named John F. Armstrong as our Executive Vice President of Corporate Development, effective immediately. On February 7, 2011, we entered into an employment agreement with Mr. Armstrong, which is effective as of December 1, 2010 and which will expire on November 30, 2013. The following is a summary of the terms of our agreement with Mr. Armstrong. The following description of the employment agreement is qualified in its entirety by reference to the full text of such agreement.
Mr. Armstrong’s appointment as Executive Vice President of Corporate Development commenced December 1, 2010. Mr. Armstrong will receive an initial base salary of $215,000 per annum. Mr. Armstrong may receive an annual bonus of up to 50% of base salary based on performance targets and other key objectives established by the Management Resources and Compensation Committee of the board of directors. Target bonus will be adjusted by 2% of base salary for every 1% of variance between targets and actual results and no bonus will be awarded if results are less than 90% of target and no bonus will exceed 70% of base salary. For the Company’s 2011 fiscal year, $40,000 of the potential bonus will be guaranteed provided Mr. Armstrong remains employed as of the date on which the bonus payment is made.

We granted Mr. Armstrong options to purchase 250,000 shares of common stock under our 2006 Plan. The options shall vest as follows: 50,000 options vest immediately; 100,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $3.00 per share for ten consecutive trading days; an additional 50,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $5.00 per share for ten consecutive trading days; and an additional 50,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $7.00 per share for ten consecutive trading days. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company’s common stock on the date his employment commenced.
In the event of the termination of his employment by us without “cause” or by Mr. Armstrong for “good reason” he would be entitled to: (a) a severance payment of 12 months of base salary; b) continued participation in our health and welfare plans for a period not to exceed 12 months from the termination date; and (c) all compensation accrued but not paid as of the termination date. In the event of the termination of his employment due to his death or disability, Mr. Armstrong or his estate, as the case may be, would be entitled to receive all compensation accrued but not paid as of the termination date and continued participation in our health and welfare plans for a period not to exceed 12 months from the termination date. If Mr. Armstrong’s employment is terminated by us for “cause” or by him without “good reason,” he is not entitled to any additional compensation or benefits other than his accrued and unpaid compensation. Upon termination of the Employee’s employment on or after the expiration date, other than for cause, Mr. Armstrong will be entitled to the severance payment.
Mr. Armstrong will receive the following payments and/or benefits in the event that his employment is terminated in connection with a change of control of the Company: (i) his accrued compensation; (ii) continuation benefits; (iii) a lump sum payment of base salary for a period of six months in lieu of a severance payment; and (iv) all options granted to him which are vested shall remain exercisable in accordance with the 2006 Plan. If the payments due in the event of a change in control would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), the aggregate of such credits or payments under the employment agreement and other agreements shall be reduced to the largest amount as will result in no portion of such aggregate payments being subject to the excise tax imposed by Section 4999 of the Code. The priority of the reduction of excess parachute payments shall be in the discretion of Mr. Armstrong.
Pursuant to the employment agreement, Mr. Armstrong is subject to customary confidentiality and non-compete obligations that survive the termination of such agreement.
Separation Agreement with Former CEO
On February 11, 2010, the Company entered into a separation agreement with its former Chief Executive Officer, Rick J. Filippelli, which memorializes the terms of his departure from the Company. As previously reported, Mr. Filippelli resigned from all positions with Company effective as of February 5, 2010. Consistent with the employment agreement the Company entered into with Mr. Filippelli in November 2009, pursuant to the separation agreement and in consideration of the general release granted by Mr. Filippelli to the Company, the Company agreed to provide Mr. Filippelli with the following: (a) a severance payment of $290,000; (b) the provision of health benefits through February 5, 2011; and (c) all unvested stock options and restricted stock awards shall been deemed vested as of the termination date of his employment and all outstanding options shall remain exercisable for their original exercise period. Mr. Filippelli also agreed to certain restrictions on the resale of the 35,000 restricted shares of the Company’s Common Stock originally scheduled to vest in January 2011, and the 30,000 shares of Common Stock underlying the option granted pursuant to the November 2009 employment agreement.
Stock Option Plans
2000 Employee Stock Option Plan
In the fiscal year 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employee Plan to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff’s common stock to all employees, including senior management. Under the terms of the 2000 Employee Plan, options granted there under may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Code, or options which do not so qualify (“Non-ISOs”). As of September 30, 2010, there were no options outstanding under the 2000 Employee Plan. The 2000 Employee Plan expired in January 2010 and no further awards may be made under such plan.
The 2000 Employee Plan was administered by the Management Resources and Compensation Committee designated by the Board of Directors. The Management Resources and Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which each option will be exercisable; and the number of shares subject to each option. The Committee has full authority to interpret the 2000 Employee Plan and to establish and amend rules and regulations relating thereto.

2000 Non-Executive Director Option Plan
In fiscal year 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Plan (the “2000 Non-Executive Director Plan”) to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the 2000 Non-Executive Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. The 2000 Non-Executive Director Plan also provided that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. The 2000 Non-Executive Director Plan expired in January 2010 and no further awards may be made under such plan. As of September 30, 2010, there were 5,000 options held by directors outstanding under the 2000 Non-Executive Director Plan.
Effective January 19, 2007, the 2000 Non-Executive Director Plan was suspended due to a change in the compensation terms for non-employee Board members. For additional information regarding our director compensation policy, see below under the caption “Director Compensation”.
2006 Long Term Incentive Plan
The Board of Directors adopted the 2006 Long-Term Incentive Plan on January 17, 2006. The shareholders approved the 2006 Long Term Incentive Plan at the annual meeting on April 27, 2006. The Company reserved an aggregate of 1,250,000 shares of common stock for issuance under the 2006 Long Term Incentive Plan. The maximum number of shares of common stock that may be delivered to participants under the 2006 Long-Term Incentive Plan equals the sum of: (a) 1,250,000 shares of common stock; (b) any shares subject to awards granted under the 2000 Employee Plan and the 2000 Non-Executive Director Plan (collectively, the “2000 Plans”), which are forfeited, expired, canceled or settled in cash without delivery of such shares to the participant or otherwise is terminated without a share issuance; (c) any shares tendered by participants or withheld in payment of the exercise price of options or to satisfy withholding taxes under the 2000 Plans; and (d) any shares repurchased with the proceeds of options exercised under the 2000 Plans. As of September 30, 2010, there were 364,597 shares of common stock available for issuance pursuant to awards under the 2006 Long Term Incentive Plan.
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
Director Compensation
Our non-executive directors are compensated as follows.
•	The annual director fee for our non-executive directors is $20,000;
•	the Chairman of Board and the Audit Committee Chairman shall receive an additional $3,500 per year;
•	the Vice Chairman of the Board, Chairman of the Management Resources and Compensation Committee and Chairman of the Nominating and Corporate Governance Committee shall each receive an additional $2,500 per year;
•	each non-executive director shall be awarded an annual grant of 3,750 shares of restricted common stock pursuant to the Company’ 2006 Long Term Incentive Policy, which shares are fully vested on the date of grant, unless otherwise determined by Management Resources and Compensation Committee. Each non-executive director shall be eligible for an additional annual grant of 1,250 shares of restricted stock for each committee membership held by a non-executive director under the Company’s 2006 Long Term Incentive Plan, with such additional award to be fully vested on the date of grant, unless otherwise determined by the Management Resources and Compensation Committee;
•	Reasonable and customary expenses incurred in attending the board and committee meetings are reimbursable.
A summary of non executive compensation as of September 30, 2010, is as follows:
Summary of Non-Executive Director Compensation

					Change in
					Pension Value
					and
	Fees			Non-Equity	Nonqualified
	Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name (1)	Cash ($)	($) (2)(5)	($)	($)	Earnings ($)	($)	Total ($)

T. Stephen Johnson	$20,000	$8,375				$—	$28,375

Karl W. Dieckmann (3)	$20,625	$11,725				$1,500	$33,850	(4)

William H. Alderman	$22,500	$8,375					$30,875

Peter Black	$22,500	$10,050				$—	$32,550

Martin J. Delaney	$20,000	$8,375					$28,375

Frederick G. Wasserman	$27,000	$10,050				$—	$37,050

(1)	As of September 30, 2010, each director had the following number of Director Plan options outstanding: Mr. Johnson — 1,250; Mr. Dieckmann — 1,250; Mr. Alderman — 0; Mr. Black —1,250; Mr. Delaney — 1,250; Mr. Wasserman — 0

(2)	On October 13, 2009, we granted an aggregate of 42,500 shares of restricted stock to our non-executive directors as follows: Mr. Johnson — 6,250 shares; Mr. Dieckmann — 8,750 shares; Mr. Alderman — 6,250 shares; Mr. Black — 7,500 shares; Mr. Delaney — 6,250 shares; and Mr. Wasserman — 7,500 shares. The closing price of our common stock on such date was $1.34. “Stock Awards” reflect the portion of restricted stock grants awarded to Named Executives Officers under the Company’s 2006 Long Term Incentive Plan that was recognized by the Company as a compensation expense in fiscal year 2010 in accordance with FASB Accounting Standards Codification Topic 718: Compensation—Stock Compensation. A discussion of the methods used to calculate these values may be found in the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

(3)	Effective as of August 19, 2010, Mr. Dieckmann no longer serves on the Company’s Board of Directors.

(4)	Subsequently to his resignation, the Company entered into a one year consulting agreement with Mr. Dieckmann pursuant to which the Company pays him a monthly consulting fee of $1,500.

(5)	Excludes restricted stock awards granted to our non-executive directors as of December 1, 2010. On such date, we granted an aggregate of 35,000 shares of restricted stock to our non-executive directors as follows: Mr. Johnson — 6,250 shares; Mr. Alderman — 6,250 shares; Mr. Black — 7,500 shares; Mr. Delaney — 7,500 shares; and Mr. Wasserman — 7,500 shares.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information as of January 3, 2011 with respect to each director, each of the named executive officers as defined in Item 402(a) (3), and directors and executive officers of TeamStaff as a group, and to the persons known by TeamStaff to be the beneficial owner of more than five percent of any class of TeamStaff’s voting securities. At January 3, 2011, TeamStaff had 5,140,232 shares of common stock outstanding. The figures stated below are based upon Schedule 13Ds, Schedule 13D/As, Form 3s, and Form 4s filed with the Securities and Exchange Commission by the named persons.

	Number of Shares	Percent of Company’s
Name	Currently Owned (1)	Outstanding Stock

William H. Alderman (2) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	18,188	*

Peter Black (3)(12) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	27,625	*

Martin J. Delaney (4) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	29,932	*

Zachary C. Parker (5) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	500,000	8.92%

T. Stephen Johnson (6) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	87,877	1.71%

	Number of Shares	Percent of Company’s
Name	Currently Owned (1)	Outstanding Stock

Frederick G. Wasserman (7) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	24,063	*

John E. Kahn (8)	150,000	2.85%
c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873

John F. Armstrong (9) c/o Teamstaff, Inc. 1 Executive Drive Somerset, NJ 08873	250,000	4.67%

Kevin Wilson (10) c/o TeamStaff, Inc. 1 Executive Drive Somerset, NJ 08873	30,000	*

Bernard J. Korman (11) 2129 Chestnut Street Philadelphia, PA 19103	729,146	14.29%

Wynnefield Partners Small Cap Value LP (12)(13) 450 Seventh Ave New York, NY 10123	332,097	6.51%

Wynnefield Partners Small Cap Value LP I (12)(14) 450 Seventh Ave New York, NY 10123	428,850	8.40%

Wynnefield Partners Small Cap Value Offshore Fund, Ltd. (12)(15) 450 Seventh Ave New York, NY 10123	428,072	8.39%

Wynnefield Capital Profit Sharing Plan (12)(16) 450 Seventh Ave New York NY 10123	92,563	1.81%

Channel Partnership II, LP (12)(17) 450 Seventh Ave New York NY 10123	12,500	*

Hummingbird Value Fund (11) 460 Park Avenue, 12th Flr. New York NY 10022	145,060	2.84%

Hummingbird Microcap Value Fund (11) 460 Park Avenue, 12th Flr. New York NY 10022	129,340	2.53%

All officers and directors as a group (8) persons (2, 3, 4, 5, 6, 7, 8, 9, 10, 12)	2,411,767	43.26%

*	Less than 1 percent.

1.	Ownership consists of sole voting and investment power except as otherwise noted.

2.	Includes 4,063 unvested shares of restricted stock which may vest within 60 days. Excludes 4,063 shares of restricted stock which are unvested and subject to vesting requirements. Includes 13,750 shares of restricted stock that are vested.

3.	Includes options to purchase 3,125 shares of TeamStaff’s common stock. Includes 4,375 unvested shares of restricted stock which may vest within 60 days. Excludes 4,375 shares of restricted stock which are unvested and subject to vesting requirements. Includes 17,500 shares of restricted stock that are vested. Mr. Black is a member of the Company’s Board of Directors and is an Investment Analyst and Portfolio Manager at Wynnefield Capital, Inc. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

4.	Includes options to purchase 1,250 shares of TeamStaff’s common stock. Includes 4,375 unvested shares of restricted stock which may vest within 60 days. Excludes 4,375 shares of restricted stock which are unvested and subject to vesting requirements. Includes 13,750 shares of restricted stock that are vested.

5.	Includes vested options to purchase 50,000 shares of TeamStaff’s common stock and 450,000 unvested options which are subject to vesting requirements.

6.	Includes an aggregate of 36,947 shares owned by or on behalf of certain of the holder’s family members and as to which shares the listed holder expressly disclaims beneficial ownership. Includes options to purchase 2,500 shares of TeamStaff’s common stock. Includes 4,375 unvested shares of restricted stock which may vest within 60 days. Excludes 4,375 shares of restricted stock which are unvested and subject to vesting requirements. Includes 16,250 shares of restricted stock that are vested.

7.	Includes 4,063 unvested shares of restricted stock which may vest within 60 days. Excludes 4,063 shares of restricted stock which are unvested and subject to vesting requirements. Includes 16,250 shares of restricted stock that are vested.

8.	Includes vested options to purchase 50,000 shares of TeamStaff’s common stock and 100,000 unvested options which are subject to vesting requirements.

9.	Includes vested options to purchase 50,000 shares of TeamStaff’s common stock and 200,000 unvested options which are subject to vesting requirements.

10.	Includes 30,000 shares of restricted stock which are vested. Excludes 30,000 shares of restricted stock which are unvested and subject to vesting requirements.

11.	Beneficial ownership is based on Schedule 13D filed with the SEC.

12.	Beneficial ownership is based upon Schedule 13D, Schedule 13D/As, Form 3, and Form 4s filed with the SEC. Mr. Peter Black, one of our directors, is an affiliate of Wynnefield Capital and its affiliated entities. Mr. Black expressly disclaims beneficial ownership of the securities owned by Wynnefield Capital and its affiliates.

13.	Listed shares are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P., as members of a group under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Wynnefield Capital Management, LLC, as the sole general partner of Wynnefield Partners Small Cap Value, L.P., has an indirect beneficial ownership interest in the shares of Common Stock that Wynnefield Partners Small Cap Value L.P. directly beneficially owns. Nelson Obus and Joshua Landes, as co-managing members of Wynnefield Capital Management, LLC, have an indirect beneficial ownership interest in such shares of Common Stock.

14.	Listed shares are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P. I, as members of a group under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Wynnefield Capital Management, LLC, as the sole general partner of Wynnefield Partners Small Cap Value, L.P. I, has an indirect beneficial ownership interest in the shares of Common Stock that Wynnefield Partners Small Cap Value L.P. I directly beneficially owns. Nelson Obus and Joshua Landes, as co-managing members of Wynnefield Capital Management, LLC, have an indirect beneficial ownership interest in such shares of Common Stock.

15.	Listed shares are directly beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd., as members of a group under Section 13(d) of the Exchange Act. Wynnefield Capital, Inc. as the sole investment manager of Wynnefield Small Cap Value Offshore Fund, Ltd., has an indirect beneficial ownership interest in the shares of Common Stock that Wynnefield Small Cap Value Offshore Fund, Ltd. directly beneficially owns. Mr. Obus and Mr. Landes, as principal executive officers of Wynnefield Capital, Inc., have an indirect beneficial ownership interest in the shares of Common Stock that Wynnefield Small Cap Value Offshore Fund, Ltd. directly beneficially owns.

16.	Wynnefield Capital Inc. Profit Sharing Plan directly beneficially owns 92,563 shares of common stock of TeamStaff. Mr. Obus has the power to vote and dispose of Wynnefield Capital, Inc. Profit Sharing Plan’s investments in securities and has an indirect beneficial ownership interest in the shares of Common Stock that Wynnefield Capital, Inc. Profit Sharing Plan directly beneficially owns.

17.	Listed shares of Common Stock are directly beneficially owned by Channel Partnership II, L.P., as members of a group under Section 13(d) of the Exchange Act. Nelson Obus, as the sole general partner of Channel Partnership II, L.P., has an indirect beneficial ownership interest in the shares of Common Stock that Channel Partnership II, L.P. directly beneficially owns.

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information concerning employment and severance agreements with, and compensation of, the Company’s present executive officers and directors, see “Executive Compensation.”
As described in greater detail above, as of February 14, 2011, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to us if we determine, prior to February 28, 2012, that such funds are required. While the Commitments are unconditional, the specific terms of any financing which we may request under these Commitments are subject to final negotiation among the parties and the approval of the members of our board of directors independent of the other parties involved in accordance with our policy for approving related-party transactions.
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
Our Board of Directors reviewed all relevant transactions or relationships between each director, or any of his family members, and our company and has affirmatively determined that each of our directors, other than Zachary C. Parker (our Chief Executive Officer) are independent directors under the applicable guidelines noted above. Our Board of Directors has five committees: the Audit Committee, the Management Resources and Compensation Committee, the Nominating and Corporate Governance Committee, the Strategic Planning and the Executive Committee. All of the members of our Audit, Nominating and Corporate Governance and Management Resources and Compensation Committees meet the standards for independence required under current Nasdaq Stock Market listing rules, SEC rules, and applicable securities laws and regulations.

Item 14. Principal Accountant Fees and Services
The following table presents the total fees billed for professional audit and non-audit services rendered by our independent auditors for the audit of our annual financial statements as of and for the years ended September 30, 2010 and September 30, 2009, and fees billed for other services rendered by our independent auditors during those periods.

	Fiscal Years Ended September 30,
	2010	2009
Audit Fees (1)	$197,000	$175,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	105,000	103,000
All Other Fees (4)	14,000	15,500

Total	$316,000	$293,500

(1)	Audit services consist of work performed in the examination of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including attest services and consultation regarding financial accounting and/or reporting standards.

(2)	Audit-related services consist of assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements.

(3)	Tax services consist of all services performed by the independent auditor’s tax personnel, except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

(4)	Other services consist of those service not captured in the other categories, principally audit services for the Company’s 401(k) plan.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)(1)	Financial Statements

The financial statements and schedules of TeamStaff are included in Part II, Item 8 of this report beginning on page F-1.

(a)(2)	Financial Statement Schedule

All schedules have been omitted since the required information is not applicable or because the information required is included in the Consolidated Financial Statements or the notes thereto.

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

Exhibit No.		Description

4.1	#	2000 Employee Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

4.2	#	2000 Non-Executive Director Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

4.3	#	2006 Long Term Incentive Plan (filed as Exhibit 10.1 to the Form 10-Q filed on May 15, 2006).

10.1
Form of Stock Purchase Agreement dated as of April 6, 2001 between TeamStaff, Inc. and BrightLane.com, Inc. with respect to purchase of Series A Preferred Stock (filed as Exhibit 10.1 to Form 8-K dated April 6, 2001).

10.2
Form of Escrow Agreement between TeamStaff, Inc. and BrightLane Shareholders with respect to the placement of 150,000 shares into escrow by the BrightLane shareholders (filed as Appendix B to the proxy statement/prospectus filed on August 7, 2001 SEC File No. 333.61730).

10.3		Form of Securities Purchase Agreement dated as of November 5, 2004 including Form of Warrant (filed as Exhibit 10.1 to the Form 8-K filed on November 12, 2004).

10.4
Form of Asset Purchase Agreement by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff Rx, Inc. dated as of November 5, 2004 (filed as Exhibit 10.1 to the Form 8-K filed on November 18, 2004).

10.5		Form of Agreement for Sale of Goodwill dated as of November 5, 2004 by and between William Lee Booth and TeamStaff Rx, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on November 18, 2004).

10.6
Form of Client Transfer Agreement as of November 14, 2004, by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff Rx Inc. (filed as Exhibit 10.3 to the Form 8-K filed on November 18, 2004).

10.7	#	Form of Employee Incentive Stock Option Certificate and Agreement (filed as Exhibit 10.13 to the Form 10-K filed on December 23, 2004).

10.8	#	Form of Employee Non-Qualified Stock Option Certificate and Agreement (filed as Exhibit 10.14 to the Form 10-K filed on December 23, 2004).

10.9	#	Form of 2000 Director Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.15 to the Form 10-K filed on December 23, 2004).

10.10		Form of Lease for our business premises located at 18167 U.S. Highway 19N, Suite 400, Clearwater, Fl 33764 (filed as Exhibit 10.1 to Form 8-K dated February 29, 2005).

10.11		Form of Stock Purchase Agreement among TeamStaff, Inc. and the Shareholders of RS Staffing Services, Inc. dated as of May 26, 2005 (filed as Exhibit 10.1 to Form 8-K dated June 8, 2005).

10.11.1		Form of Note dated June 8, 2005 issued by TeamStaff, Inc. to Roger Staggs (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).

10.11.2		Form of Note dated June 8, 2005 issued by Team Staff, Inc. to Barry Durham (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).

10.12		Form of Lease dated as of November 18, 2005 between TeamStaff, Inc. and One Peachtree Pointe Associates, LLC (file as Exhibit 10.1 to the Form 10-Q filed on February 14, 2006).

10.13	#	Form Notice of Restricted Stock Bonus Award and Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2006).

Exhibit No.		Description

10.14		Form of Asset Purchase Agreement, Exhibits and Schedules re: sale of DSI Payroll Services to CompuPay, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on June 1, 2006).

10.15	#	Form of Director Stock Option Agreement for options granted September 1, 2006. (filed as Exhibit 10.26 to the Company’s Form 10-K filed on December 21, 2006).

10.16		Lease, dated as of April 13, 2007, for our business premises located at 1 Executive Drive, Suite 130, Somerset, New Jersey (filed as Exhibit 10.1 to the Form 10-Q filed August 14, 2007).

10.17		Lease dated as of March 27, 2008 between TeamStaff Government Solutions, Inc. and West Walton Properties, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed May 15, 2008).

10.18
Amended and Restated Loan and Security Agreement dated March 28, 2008 between TeamStaff, Inc. and Business Alliance Capital Company, a division of Sovereign Bank. (filed as Exhibit 10.2 to the Form 10-Q filed May 15, 2008).

10.19
Amended and Restated Revolving Credit Master Promissory Note dated March 28, 2008 between TeamStaff, Inc. and Business Alliance Capital Company, a division of Sovereign Bank. (filed as Exhibit 10.3 to the Form 10-Q filed May 15, 2008).

10.20	#	Employment Agreement between the Company and Kevin Wilson dated October 3, 2008 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 8, 2008).

10.21	#	Employment Agreement between the Company and Rick Filippelli dated as of November 2, 2009 (filed as Exhibit 10.35 to Annual Report for 10-K filed on January 19, 2010.

10.22
Modification Agreement dated as of January 8, 2010 between TeamStaff, Inc. and Sovereign Business Capital, Division of Sovereign Bank (filed as Exhibit 10.36 to Annual Report on Form 10-K filed on January 19, 2010.

10.23
Amended and Restated Revolving Credit Master Promissory Note dated January 8, 2010 between TeamStaff, Inc. and Sovereign Business Capital, Division of Sovereign Bank. (filed as Exhibit 10.37 to Annual Report on Form 10-K filed on January 19, 2010)

10.24	#	Employment Agreement between the Company and Zachary C. Parker, dated February 9, 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 11, 2010).

10.25	#	Employment Agreement between the Company and Cheryl Presuto dated as of October 1, 2009 (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q filed on February 16, 2010).

10.26	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).

10.27	#	Separation Agreement between the Company and Rick J. Filippelli (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q filed on February 16, 2010).

10.28	†
Loan and Security Agreement, dated as of July 29, 2010, between Teamstaff Government Solutions, Inc. and Presidential Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 16, 2010).

10.29		Secured Promissory Note, dated July 29, 2010, executed by TeamStaff Government Solutions, Inc.(filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 16, 2010).

10.30		Corporate Guaranty Agreement, dated July 29, 2010, executed by TeamStaff, Inc. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 16, 2010).

Exhibit No.		Description

10.31		Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K, filed on August 27, 2010).

10.32		Second Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K, filed on November 30, 2010).

10.33	#*	Employment Agreement between the Company and John E. Kahn, dated September 22, 2010.

10.34	#*	Employment Agreement between the Company and John F. Armstrong, dated February 7, 2011.

10.35	*	Third Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation, dated February 9, 2011.

14		Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21	*	Subsidiaries of Registrants.

23.1	*	Consent of WithumSmith+Brown, PC

31.1	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

†	Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEAMSTAFF, INC.
By:	/s/ Zachary C. Parker
Zachary C. Parker
Chief Executive Officer (Principal Executive Officer)

Dated: February 14, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ Frederick G. Wasserman	Chairman of the Board	February 14, 2011
Frederick G. Wasserman

/s/ T. Stephen Johnson	Director	February 14, 2011
T. Stephen Johnson

/s/ Peter Black	Director	February 14, 2011
Peter Black

/s/ Martin J. Delaney	Director	February 14, 2011
Martin J. Delaney

/s/ William H. Alderman	Director	February 14, 2011
William H. Alderman

/s/ Zachary C. Parker	Chief Executive Officer, President and Director	February 14, 2011
Zachary C. Parker

/s/ John Kahn John Kahn	Chief Financial Officer and Principal Accounting Officer	February 14, 2011

TeamStaff, Inc. and Subsidiaries
Schedules have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of TeamStaff, Inc.
We have audited the accompanying consolidated balance sheets of TeamStaff, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeamStaff, Inc. and Subsidiaries as of September 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ WithumSmith+Brown, PC
WithumSmith+Brown, PC
Morristown, New Jersey
February 14, 2011

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	September 30,	September 30,
ASSETS	2010	2009

CURRENT ASSETS:
Cash and cash equivalents	$1,187	$2,992
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2010 and 2009	11,324	11,427
Prepaid workers’ compensation	512	517
Other current assets	344	257
Assets from discontinued operation	—	1,418

Total current assets	13,367	16,611

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	2,259	2,262
Computer equipment	215	255
Computer software	960	788
Leasehold improvements	12	9

	3,446	3,314

Less accumulated depreciation and amortization	(3,112)	(3,054)

Equipment and improvements, net	334	260

TRADENAMES	2,583	3,924

GOODWILL	8,595	8,595

OTHER ASSETS	360	267

TOTAL ASSETS	$25,239	$29,657

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	September 30,	September 30,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2010	2009

CURRENT LIABILITIES:
Loan payable	$362	$—
Notes payable	1,500	1,500
Current portion of capital lease obligations	18	20
Accrued payroll	10,910	10,694
Accounts payable	1,887	1,890
Accrued expenses and other current liabilities	1,872	1,241
Liabilities from discontinued operation	289	392

Total current liabilities	16,838	15,737

CAPITAL LEASE OBLIGATIONS, net of current portion	8	27

OTHER LONG TERM LIABILITY	5	13

LONG TERM LIABILITIES FROM DISCONTINUED OPERATION	—	64

Total Liabilities	16,851	15,841

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 5,105 at September 30, 2010 and 4,900 at September 30, 2009, outstanding 5,103 at September 30, 2010 and 4,898 at September 30, 2009	5	5
Additional paid-in capital	69,503	69,124
Accumulated deficit	(61,096)	(55,289)
Treasury stock, 2 shares at cost at September 30, 2010 and 2009	(24)	(24)

Total shareholders’ equity	8,388	13,816

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,239	$29,657

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Years Ended
	September 30,	September 30,
	2010	2009

REVENUES	$40,874	$46,021
DIRECT EXPENSES	36,067	39,019

GROSS PROFIT	4,807	7,002
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,375	6,505
OFFICER SEVERANCE	310	—
IMPAIRMENT CHARGE — INTANGIBLE ASSETS	1,341	—
DEPRECIATION AND AMORTIZATION	118	111

(Loss) income from operations	(4,337)	386
OTHER INCOME (EXPENSE)
Interest income	13	45
Interest expense	(174)	(222)
Other income, net	13	160
Legal expense related to pre-acquisition activity of acquired company	(113)	(21)

	(261)	(38)

(Loss) income from continuing operations before taxes	(4,598)	348
INCOME TAX BENEFIT	—	28

(Loss) income from continuing operations	(4,598)	376

LOSS FROM DISCONTINUED OPERATION
Loss from operations	(860)	(4,731)
Loss from disposal	(349)	—

Loss from discontinued operation	(1,209)	(4,731)

NET LOSS	(5,807)	(4,355)

OTHER COMPREHENSIVE INCOME
Minimum pension liability adjustment	—	5

COMPREHENSIVE LOSS	$(5,807)	$(4,350)

(LOSS) EARNINGS PER SHARE — BASIC
(Loss) income from continuing operations	$(0.91)	$0.08
Loss from discontinued operation	(0.24)	(0.97)

Net loss per share	$(1.15)	$(0.89)

(LOSS) EARNINGS PER SHARE — DILUTED
(Loss) income from continuing operations	$(0.91)	$0.07
Loss from discontinued operation	(0.24)	(0.93)

Net loss per share	$(1.15)	$(0.86)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	5,033	4,900

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	5,033	5,085

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional				Other Accumulated	Total
	Outstanding		Paid-In	Accumulated	Treasury Stock		Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Equity
BALANCE, September 30, 2008	4,843	$5	$68,844	$(50,934)	2	$(24)	$(5)	$17,886

Minimum pension liability adjustment							5	5
Return of shares related to settlement	(38)							—
Director restricted stock grants	14							—
Expense related to employee restricted stock grants	79		280					280
Net loss				(4,355)				(4,355)

BALANCE, September 30, 2009	4,898	5	69,124	(55,289)	2	(24)	0	13,816

Director restricted stock grants	43		57					57
Expense related to employee stock option grants			144					144
Expense related to employee restricted stock grants	162		178					178
Net loss				(5,807)				(5,807)

BALANCE, September 30, 2010	5,103	$5	$69,503	$(61,096)	2	$(24)	$0	$8,388

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in thousands)

	For the Years Ended
	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,807)	$(4,355)
Adjustments to reconcile net loss to net cash used in operating activities, net of divested business:
Depreciation and amortization	118	111
Impairment charge — intangible assets	1,341
Compensation expense related to employee stock option grants	144	—
Compensation expense related to director restricted stock grants	57	—
Compensation expense related to employee restricted stock grants	179	221
Loss on retirement of equipment	1	—
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	103	454
Other current assets	(83)	293
Other assets	(93)	(131)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	845	(1,012)
Other long term liabilities	(8)	(1)
Pension liability	—	(70)
Cash flows from discontinued operation	959	2,400

Net cash used in operating activities	(2,244)	(2,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flows from discontinued operation	375
Purchase of equipment, leasehold improvements and software	(194)	(69)

Net cash provided by (used in) investing activities	181	(69)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on revolving line of credit	362	—
Repayments on capital lease obligations	(21)	(27)
Net comprehensive income on pension	—	5
Cash flows from discontinued operation	(83)	(40)

Net cash provided by (used in) financing activities	258	(62)

Net decrease in cash and cash equivalents	(1,805)	(2,221)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,992	5,213

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,187	$2,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$46	$50

Cash paid during the period for income taxes	$86	$124

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
The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
(1) ORGANIZATION AND BUSINESS:
TeamStaff, Inc. and its subsidiaries (“TeamStaff” or the “Company”, also referred to as “we,” “us” and “our”), provide a range of logistics, healthcare support and technical services to the United States Department of Veterans Affairs (“DVA”), the United States Department of Defense (“DoD”) and other US governmental entities. TeamStaff’s primary operations are located in Loganville, Georgia and its principal executive office is located at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873 where its telephone number is (866) 952-1647.
Company History
TeamStaff is a New Jersey corporation that was founded in 1969 as a payroll service company. Over the years, the Company has evolved into a national provider of contract and permanent medical and administrative staffing services and today, TeamStaff is a full-service provider of logistics, healthcare support and technical services to Federal Agencies and the Department of Defense. During the past 18 months, the Company has taken numerous steps in an effort to enhance the value of TeamStaff and have fully focused the Company’s efforts on the government services market, where the Company believes it has a proven track record of performance. In connection with the refocusing of the Company’s operations, the Company has replaced our Chief Executive Officer and Chief Financial Officer and hired a new Executive Vice President of Corporate Development, to lead its efforts as a government services provider.
TeamStaff’s principal operations are conducted through its subsidiary, TeamStaff Government Solutions, Inc. (“TeamStaff GS”), a wholly-owned subsidiary of TeamStaff, Inc. TeamStaff GS, which is currently the Company’s only operating subsidiary, changed its name from RS Staffing Services, Inc. on February 12, 2008 to reflect the subsidiary’s evolving service offerings. In connection with the evolution of the Company, on December 28, 2009, TeamStaff and TeamStaff Rx, Inc. (“TeamStaff Rx”), a wholly-owned subsidiary, entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, for the sale of substantially all of the operating assets of TeamStaff Rx related to the business of providing travel nurse and allied healthcare professionals for temporary assignments. The closing of this transaction occurred on January 4, 2010. As discussed in Note 4 to these consolidated financial statements, where additional information about this transaction is provided, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx have been reclassified in the accompanying consolidated financial statements from those of continuing business for all periods presented.
TeamStaff’s other wholly-owned subsidiaries include Teamstaff Rx, DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization business in fiscal year 2004 and other Company business changes, these “other” subsidiaries are not actively operating.

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Liquidity
At September 30, 2010 the Company had a net working capital deficit of approximately $3.5 million and an accumulated deficit of approximately $61.1 million. For the year ended September 30, 2010, the Company incurred an operating loss and a net loss of approximately $4.3 million and $5.8 million, respectively. The Company has a limited amount of cash and equivalents at September 30, 2010 and will be required to rely on operating cash flow and periodic funding, to the extent available, from its line of credit (see Note 6) to sustain the operations of the Company unless it elects to pursue and is successful in obtaining additional debt or equity funding.
The Company derives a substantial amount of revenue from agencies of the Federal government (see Note 14) and, at present, is awaiting a response from the DVA on a proposal it has submitted for renewal of contracts that generated, in aggregate, approximately 45% of its revenue in the year ended September 30, 2010, in respect of which the Company currently holds contractual order cover through March 31, 2011. In addition, the Company also holds contractual order cover through June 30, 2011 in respect of contracts that generated a further approximately 48% of its revenue in the year ended September 30, 2010, which are not yet the subject of a request for proposals at present. While the Company believes it is well positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend the Company’s current service orders for the provision of pharmacy or logistics services, that the Company would be successful in any bid for new contracts to provide such services or that if it is granted subsequent orders that such orders would be of a scope comparable to the services that the Company has provided to date. If the DVA does not further extend the Company’s current service contracts or it is not successful in its efforts to obtain contract awards pursuant to either the current or new solicitations for the provision of such services, the Company’s results of operations, cash flows and financial condition would be materially adversely affected. Should there be a major reduction in revenue, the Company would initiate programs to reduce period costs and expenses. A decrease in revenue or other adverse change in the assumptions underlying the valuation of the Company’s goodwill and intangible assets may also result in an impairment loss in the value of the Company’s goodwill and/or intangible assets in future periods. However, in such circumstances, the Company may be able to avail itself of a right to continue for an additional period beyond the expiration date as part of any protest filed by an interested party.
In addition, pursuant to its current credit facility, the financial institution also has the unilateral ability to terminate the Company’s line of credit at any time upon 60 days notice after February 29, 2012, and immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company’s circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the financial institution has not declared an event of default.
In an effort to improve the Company’s cash flows and financial position, the Company has recently taken measures which are expected to enhance the Company’s liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving commitments for additional equity and/or debt financing. As of February 14, 2011, the Company’s largest shareholder, Wynnefield Capital, Inc., and certain of its directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to the Company if it determines, prior to February 28, 2012, that such funds are required (the “Commitments”). In addition, as described in Note 6, on February 9, 2011, the Company entered into a further amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000, subject to eligible receivables. In addition, as described in greater detail below, the parties agreed to amend certain other provisions of the Loan Agreement. In addition, in the February 2011 amendment, the Lender and Company agreed to extend the term of the Loan Agreement for an additional year and the Lender agreed that they will not seek to terminate the Loan Agreement without cause until after February 29, 2012.

Management believes, at present, that: (a) cash and cash equivalents of approximately $1.2 million as of September 30, 2010, (b) the capital available pursuant to the Commitments, (c) the amounts available under its line of credit (which, in turn, is limited by the amount of eligible assets) (d) forecasted operating cash flow; (e) the ultimate non-payment of certain liabilities currently contested by the Company (classified as current at September 30, 2010) in fiscal 2011, or the applicable portion of 2012, and (f) the effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of these factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, financial position, results of operations and future prospects.
Due to the foregoing and to address any need for additional capital, the Company intends to pursue equity, equity-based and/or debt financing alternatives or other financing in order to raise needed funds. While the Commitments are unconditional, the specific terms of any financing which the Company may request under these Commitments are subject to final negotiation among the parties and the approval of the members of the Company’s board of directors that are independent of the other parties involved in accordance with the Company’s policy for approving related-party transactions. Further, such arrangements would be required to be structured in such a manner so as to comply with the listing requirements of the Nasdaq Stock Market. The parties also agreed that if the additional financing would be pursuant to a debt instrument, that any such debt would not mature prior to February 28, 2012. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders will be diluted. Further, if additional funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Except for the Commitments, the Company does not have any firm agreements with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising any additional capital from financings, or that additional financing, if at all available, can be obtained on acceptable terms to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, financial position, and results of operations.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of TeamStaff, Inc. and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in the consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and other intangible assets, expected settlement amounts of accounts receivable, measurement of prepaid workers’ compensation, valuation allowances established against accounts receivable and deferred tax assets and measurement of payroll tax contingencies, accounts payable, workers’ compensation claims and accrued expenses. Actual results could differ from those estimates. In particular, a material reduction in the carrying value of the goodwill and other intangibles assets would have a material adverse effect on the Company’s financial position and results of operations.
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
Revenue is recognized as services are rendered and TeamStaff bills its clients based on an hourly rate.

Direct costs of services are reflected in TeamStaff’s Consolidated Statements of Operations as “direct expenses.”. Direct costs of the TeamStaff GS government services business include wages, employment related benefits and taxes and reimbursable expenses.
Revenues related to retroactive billings in 2008 (see Note 10) from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectability is reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.
During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At September 30, 2010 and 2009, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2010 and 2009. Although the timing cannot be guaranteed, the Company expects to finalize the timing of collecting such amounts during fiscal 2011 based on current discussions and collection efforts.
Concentrations of Credit Risks
Financial instruments that potentially subject TeamStaff to concentrations of credit risk consist principally of cash and accounts receivable. TeamStaff maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At times the deposits in banks may exceed the amount of insurance provided on such deposits. TeamStaff monitors the financial health of these banking institutions. At September 30, 2010, the Company’s uninsured cash balances approximated $.4 million. Historically, the Company has not experienced any losses on deposits.
TeamStaff provides staffing services to the DVA, the US Department of Defense and other US governmental agencies and placed contract employees at over 40 facilities during the 2010 fiscal year. Substantially all of the business of TeamStaff GS is accomplished through FSS contracts with the GSA and DVA. Credit, when given, is generally granted on an unsecured basis.
The Company’s policy is to maintain an allowance for doubtful accounts, if any, for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff’s customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff could be required to provide for additional allowances, which would decrease operating results in the period that such determination was made.
Cash Equivalents
For purposes of the Consolidated Statements of Cash Flows, TeamStaff considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.
Allowance for Doubtful Accounts
Accounts receivable are unsecured and carried at fair value, which is net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based on a specific identification methodology. Generally an account receivable is deemed uncollectible based upon the aging of the receivable and/or specific identification. Interest is not typically charged on past due accounts and the specific identification method takes into account the Company’s assessment of the default risk based upon recent events in the customer’s business, economic status and changes in credit status. With respect to receivables owed by agencies of the U.S. Government, the Company believes that the risk of loss on these accounts is minimal (See Note 14).
Before accounts are deemed uncollectible, demand letters are sent and, if that does not result in payment, the receivable is placed for collection with a collection agency. The Company’s last attempt at collection would be legal action, depending upon the customer’s financial situation. If the Company is unsuccessful at collection after these steps, the receivable is written-off.

Fair Value
TeamStaff has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable and accrued expenses. TeamStaff estimates that the fair value of all financial instruments at September 30, 2010 and 2009 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.
Equipment and Improvements
Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are charged to expense as incurred.
Advertising Costs
The Company’s advertising expenses consist primarily of online advertising, health care professional trade magazines and various other print media, promotional material and direct mail marketing. The Company expenses advertising costs as they are incurred. Total advertising costs for continuing operations were $26,000 and $0.2 million for the fiscal years ended September 30, 2010 and 2009, respectively.
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
Long-Lived Assets
In accordance with authoritative guidance, the Company applies a fair value based impairment test to the net book value of goodwill and its indefinite-lived intangible asset (tradenames) on an annual basis and, if certain events or circumstances indicate that an impairment loss may have been incurred, on an interim basis. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. An impairment loss on the values of the Goodwill or Tradename would exist when the estimated fair values of goodwill and / or tradename is less than its carrying value.
At September 30, 2010, we performed a goodwill and intangible asset impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the TeamStaff GS unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that an impairment loss of $1.3 million is warranted at September 30, 2010. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the Company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of probability weighted future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of tradenames was less than the carrying value at September 30, 2010 by approximately $1.3 million, resulting in an impairment charge of that amount being taken against the tradenames. However, a non-renewal of a major contract (see Note 1- Liquidity and Note 14) or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill and tradenames in future periods and the resulting charge could be material to future periods’ results of operations.

Acquired Intangible Assets
Acquired intangible assets consist of tradenames of $2.6 million and $3.9 million at September 30, 2010 and 2009, respectively. As discussed earlier, in 2010 the Company reduced the carrying value of the tradename related to RS Staffing by $0.4 million and Teamstaff, Inc. by $.9 million. In 2009, the Company reclassified $.7 million of the carrying value of the tradename related to TeamStaff RX to “Assets from Discontinued Operation.” The value of such asset was subjected to the impairment test performed in 2009, the fair value of which was based on the contractual terms of the unit’s sale to Advantage RN.
TeamStaff will continue to annually test and review its remaining indefinite life intangible assets for possible impairment or loss of value.
Goodwill
Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount may be greater than its fair value. All goodwill at September 30, 2010 and 2009 is attributable to Teamstaff GS. During fiscal 2009, goodwill of $1.6 million related to TeamStaff RX was reclassified to “Assets from Discontinued Operation.”
Workers’ Compensation
For the remaining open years through November 17, 2003, the date of sale of its discontinued PEO business and from April 15, 2009 when TeamStaff commenced use of a partially self-insured approach to workers compensation insurance, TeamStaff applies loss-development factors to workers’ compensation incurred losses in order to estimate fully developed losses as well as other formula driven methodologies supplied by its current third party administrator (See Note 10).
Income Taxes
TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2010 and 2009, the Company recorded a 100% valuation allowance against its net deferred tax assets (See Note 5).
Stock-Based Compensation
Compensation costs for the portion of equity awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of September 30, 2010, there is $0.3 million remaining unrecognized compensation expense related to non-vested stock based awards to be recognized in future periods.
For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values these awards using a binomial valuation model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation cost is recognized over the derived service period determined in the valuation.
From time to time, the Company grants restricted stock awards to non-employee directors and employees under existing plans. The Company recognizes non cash compensation expense over the various vesting periods. Stock compensation expense for the periods September 30, 2010 and 2009 totaled $0.4 million and $0.2 million, respectively. Certain awards vest upon satisfaction of certain performance criteria. As permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

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
The respective determination of weighted average shares used in the computation of earnings (loss) per share is as follows (amounts in thousands);

	2010	2009
Basic:
Income (Loss) from continuing operations	5,033	4,900
Loss from discontinued operation	5,033	4,900

Diluted:
Income (Loss) from continuing operations	5,033	5,085
Loss from discontinued operation	5,033	5,085
Under guidance for determining earnings (loss) per share, the effects of common stock equivalents of approximately 185,000 are included (even though the shares are anti dilutive) for 2009 in the calculation of loss per share for discontinued operation. The effects of common stock equivalents of approximately 817,500 are anti-dilutive for 2010.
Accumulated Comprehensive Income (Loss) and Pension Liability Adjustment
A pension liability adjustment is required when the actuarial present value of accumulated benefit obligation exceeds the plan assets and accrued pension liabilities. The pension liability adjustment, net of income taxes, is recorded as a component of “Accumulated comprehensive loss” on the balance sheet and is reflected in the Statement of Comprehensive Income (Loss) as “Pension liability adjustment”. The Company used a discount rate of 3.0% to calculate the projected benefit obligation and the periodic benefit cost calculation for the year ended September 30, 2009. The Company recorded a reduction in the net liability from such adjustment, net of tax, of $5,000 for the year ended September 30, 2009. The accumulated comprehensive loss on the consolidated balance sheets reflects the cumulative balance due to the pension liability adjustment. As of September 30, 2009, the liability was paid off and thus, there was no remaining accumulated comprehensive loss to be recognized in future periods.
(3) RECENT ACCOUNTING STANDARDS:
In June 2009, the FASB issued a standard which stipulated the FASB Accounting Standards Codification™ is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This standard was effective for financial statements issued for interim and annual periods that ended after September 15, 2009. The implementation of this standard did not have a material impact on the Company’s financial position, results of operations and cash flows.
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
In January 2010, the FASB issued a standard addressing fair value measurements and disclosures, which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This standard is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The adoption of this standard had no effect on the Company’s financial statements. The Company has evaluated the nonrecurring fair value tabular disclosure requirements related to the impairment valuation of the tradenames, which are considered to be Level 3. Such valuation was based on probability weighted cash flow models, as discussed earlier in Note 2 — Long-Lived Assets. Such disclosures were not considered significant to the Company’s consolidated financial statements.

(4) DISCONTINUED OPERATION:
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
Effective December 28, 2009, TeamStaff and TeamStaff Rx entered into a definitive Asset Purchase Agreement with Advantage RN, providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provides that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which: (i) $350,000 in cash was paid at the closing, and (ii) $75,000 was subject to an escrowed holdback as described in the Asset Purchase Agreement. On March 25, 2010, the Company and Advantage RN completed the analysis related to escrow release conditions and reached an agreement as to the final purchase price. Of the $75,000 held in escrow, $25,000 was returned to the Company and $50,000 was released to Advantage RN, resulting in a final purchase price of $375,000. Additionally, Advantage RN was obligated to make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. The last rent payment received from Advantage RN was in July 2010. They have since vacated the premises and ceased making installment payments. The Company intends to pursue a claim against Advantage RN for all amounts owed. The Company has provided an allowance for their estimate of uncollectible sub-lease funding. Under the terms of the Asset Purchase Agreement, Advantage RN will not assume any debts, obligations or liabilities of TeamStaff Rx nor will it purchase any accounts receivable outstanding as of the closing date.
Condensed financial statement information and results of discontinued operations are as follows:

	For the Fiscal Years Ended
	September 30,	September 30,
(amounts in thousands)	2010	2009
Revenues	$1,418	$8,342
Direct expenses	(1,254)	(6,537)
Selling, general and administrative expenses	(1,022)	(4,152)
Impairment charge-intangible assets	—	(2,305)
Other expense, net	(2)	(79)

Loss from operations	(860)	(4,731)
Loss from disposal	(349)

Net loss	$(1,209)	$(4,731)

There were no tax benefits associated with the losses from this discontinued operation. Included in fiscal 2010’s selling, general and administrative expense from discontinued operations is a charge of $0.1 million for severance to certain TeamStaff Rx employees and $0.3 million in various accrued expenses related to the sale and shut down of the business. The loss on the disposal of TeamStaff Rx approximating $0.3 million principally relates from recognition of the remaining unfunded operating lease payments as the facility was abandoned.

The following chart details assets and liabilities from the discontinued operation (amounts in thousands):

	September 30,	September 30,
	2010	2009
ASSETS
Cash	$—	$245
Accounts receivable	—	674
Other current assets	—	124

Total current assets	—	1,043

Fixed assets	—	1,878
Accumulated depreciation	—	(1,602)

Net fixed assets	—	276

Goodwill and intangibles	—	99

Other assets		—

Total assets	$—	$1,418

Liabilities
Current portion capital leases	$—	$44
Accrued payroll	289	237
Accrued expenses and other current liabilities	—	111

Total current liabilities	289	392

Long term capital leases	—	39

Other long term liabilities	—	25

Total liabilities	$289	$456

Activity in the liabilities of the discontinued operations is as follows:

	September 30,	Expensed	Paid This	September 30,
	2008 Balance	This Period	Period	2009 Balance
Current portion capital leases	$40	$4	$—	$44
Accrued payroll	177	60	—	237
Accrued expenses and other current liabilities	164	2	(55)	111
Capital leases	83	—	(44)	39
Other long term liabilities	90	—	(65)	25

Total	$554	$66	$(164)	$456

	September 30,	Expensed	Paid This	September 30,
	2009 Balance	This Period	Period	2010 Balance
Current portion capital leases	$44	$1	$(45)	$
Accrued payroll	237		(237)
Accrued expenses and other current liabilities	111	498	(320)	289
Capital leases	39	—	(39)
Other long term liabilities	25	—	(25)

Total	$456	$499	$(666)	$289

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
In the fiscal year ended September 30, 2006, after an assessment of all available evidence (including historical and forecasted operating results), management concluded that realization of the Company’s net operating loss carryforwards (which included those amounts acquired in previous years’ business combinations, collectively “NOLs”), tax credits and other deferred tax assets, could not be considered more likely than not. Accordingly, subsequently, including for the fiscal years ended September 30, 2010 and 2009, the Company did not record a tax benefit for NOLs and other deferred tax assets.
Based on similar assessments, the Company increased the valuation allowance established on deferred tax assets by approximately $1.2 million and $1.8 million in 2010 and 2009, respectively. The increase in the valuation allowance is primarily due to the Federal NOL, asset impairment charges and other accrued liabilities offset by a difference in tax basis over carrying values of intangible assets for the fiscal year ended September 30, 2010. The increase in the valuation allowance for the fiscal ended September 30, 2009 was principally due to the Federal NOL and the Teamstaff RX asset impairment charge.
Based on an assessment performed as of September 30, 2010 and 2009, the Company has maintained a full valuation allowance against remaining NOLs and other deferred tax assets; as the realization of such amounts, at those dates, could not be considered more likely than not. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely than not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of such NOLs), to offset future periods’ taxable income.
In the fiscal year ended September 30, 2010, the Company recorded no tax expense. In the fiscal year ended September 30, 2009, the Company recognized a tax benefit of $28,000 related to a refund from a state.
At September 30, 2010 the Company had net operating losses of approximately $36.4 million, $17 million and $5.4 million for U.S., New Jersey and other states’ tax return purposes, respectively, and unutilized tax credits approximate $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2030.
The Company’s tax returns for the years ended September 30, 2007, 2008 and 2009 are open, by statute, for audit by the Federal government and various states. However there are no examinations occurring or contemplated by authorities.

An analysis of TeamStaff’s deferred tax asset and liability (including those related to TeamStaff Rx) is as follows (Amounts in thousands):

	Years Ended September 30,
	2010	2009
Deferred income tax asset (liability):
Net operating loss carry forwards and tax credits	$14,872	$12,977
Prepaid workers’ compensation	(115)	(115)
Deferred rent	3	35
Accrued liabilities	470	335
Stock based compensation	164	133
Fixed and intangible assets	(1,117)	(252)
Other items, net	4	7
Valuation allowance	(14,281)	(13,120)

	$—	$—

The significant components of the expense (benefit) for income taxes from continuing operations are summarized as follows:

	Years Ended September 30,
(Amounts in thousands)	2010	2009
Current expense (benefit)	$—	$(28)
Deferred expense (benefit)	—	—

Total expense (benefit)	$—	$(28)

The following table indicates the significant differences between the Federal statutory rates and TeamStaff’s effective tax rate for continuing operations-

	Years Ended September 30,
(Amounts in thousands)	2010	2009
Federal statutory rate	$(1,563)	$157
State taxes, net	—	(28)
Valuation allowance	1,563	(157)

	$—	$(28)

(6) DEBT:
Predecessor Facility
On April 7, 2010, TeamStaff notified Sovereign Business Capital (“Sovereign”) that it was terminating, effective immediately, the Amended and Restated Loan and Security Agreement dated as of March 28, 2008, as amended by that certain Modification Agreement dated as of January 8, 2010 (together, the “Sovereign Agreement”), by and between the Company and Sovereign. Pursuant to the Sovereign Agreement, Sovereign had provided the Company with a three-year secured revolving credit line with an initial borrowing availability of up to $3 million; however, effective in January 2010, Sovereign reduced the borrowing availability to $2 million in connection with providing its consent to the Company’s disposition of the operating assets of its TeamStaff Rx subsidiary (see Note 4). The credit provided by Sovereign under the Sovereign Agreement was secured by a first priority lien on all of the Company’s assets.
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

Current Facility (See Note 10 — Government Assignments of Contracts)
On July 29, 2010, TeamStaff GS entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”).
Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to TeamStaff GS in an aggregate amount of up to $1.5 million, subject to the terms and conditions of the Loan Agreement. In November 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million (See Note 15). In February 2011, the Lender further increased the maximum availability under the Loan Agreement by an additional $500,000 to $3.0 million and provided an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of TeamStaff GS’s accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. TeamStaff GS’s ability to request loan advances under the Loan Agreement is subject to (i) computation of TeamStaff GS’s advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) and subject to certain requirements discussed in Note 10 multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was originally for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.
Interest on the loan initially accrued on the daily unpaid balance of the loan advances secured by billed receivables at the greater of one point ninety-five percent (1.95%) above the Prime Rate (as published in The Wall Street Journal from time to time) or at the rate of three point two-five percent (3.25%) per annum. The interest rate at September 30, 2010 was 5.5%. However, pursuant to the February 2011 amendment, the Company agreed with the Lender to adjust the rate of interest chargeable under the Loan and Security Agreement to be the greater of: (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. At September 30, 2010 and December 31, 2010, the amount of the unused availability under the line was $649,000 and $14,000 (unaudited), respectively. The amount outstanding as of September 30, 2010 was $362,000.
The Loan Agreement requires compliance with customary covenants and restrictions on the Company’s ability to, among other matters, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends, and TeamStaff GS’s tangible net worth. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after February 29, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company’s circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral.

As part of the February 2011 amendment, the Lender also agreed to waive the Company’s non-compliance with the covenant under the Loan Agreement to furnish them with a copy of TeamStaff GS’ financial statements within 90 days after the end of its fiscal year. In addition to granting this waiver, the Lender also agreed to modify this covenant to require that the Company provide them, within 90 days after the end of each fiscal year, audited consolidated financial statements of the Company and its subsidiaries as of the end of such fiscal year and, in addition, at the same time, furnish consolidating income statement and balance sheet schedules, including a reconciliation with TeamStaff GS’s financial information.
TeamStaff has concurrently executed a Corporate Guaranty Agreement with Lender pursuant to which it has guaranteed all of the obligations of Teamstaff GS under the Loan Agreement.
(7) CAPITAL LEASES:
The Company leases certain office equipment under non-cancelable capital lease agreements that expire at various dates through fiscal year 2012. Terms range from 36 to 63 months. Interest rates range from 7.5% to 10.1%. As of September 30, 2010 and 2009, the Company has recorded $0.4 million and $1.0 million respectively in gross capital leases and accumulated depreciation of $0.4 million and $0.9 million, respectively.
Future lease payments at September 30, 2010 are as follows (amounts in thousands):

Years Ending September 30,

2011	$20
2012	9

Total minimum lease payments	29
Amounts representing interest	(3)

26
Less current portion	(18)

Long term portion	$8

(8) OTHER CURRENT ASSETS:
Other current assets at September 30, 2010 and 2009 consist of the following (amounts in thousands):

	2010	2009
Miscellaneous receivables	$148	$87
Prepaid insurance	70	57
Miscellaneous prepaid expense	45	34
Security deposits	2	4
Prepaid income taxes	50	43
Other	29	32

	$344	$257

(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
Accrued expenses and other current liabilities at September 30, 2010 and 2009 consist of the following (amounts in thousands):

	2010	2009
Accrued benefits and incentives	$404	$406
Accrued bonus	155	50
Accrued interest	150	75
Accrued occupancy	25	50
Accrued payroll taxes	27	70
Accrued professional fees	327	487
Accrued workers’ compensation	585	30
Other	199	73

	$1,872	$1,241

(10) COMMITMENTS AND CONTINGENCIES (See Also Note 14):
Potential Contractual Billing Adjustments
At September 30, 2010, TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it had employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits determined to be prevailing in these localities. An audit by the DOL in fiscal 2008 at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At September 30, 2010, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2011. TeamStaff is currently in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2011. Because these amounts are subject to government review, no assurances can be given that we will receive any additional amounts from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
Leases
Minimum payments including those of discontinued businesses, assuming no expected sublease payments, under non-cancelable operating lease obligations at September 30, 2010 are as follows (amounts in thousands):

Years Ending September 30,

2011	$328
2012	132
2013	85
2014	88
2015	60

$693

Rent expense, net of sublease income, under all operating leases in fiscal year ended September 30, 2010, was $551,000, of which $151,000 is attributed to continuing operations and $400,000 (of which $124,000 is the remaining lease term of the abandoned Teamstaff Rx premises) is attributed to discontinued operations. Rent expense, net of sublease income, under all operating leases in fiscal year ended September 30, 2009, was $483,000, of which $148,000 is attributed to continuing operations and $335,000 is attributed to discontinued operations. At September 30, 2010 there is one remaining occupancy sublease.
As discussed in Note 4, as part of the sale of TeamStaff Rx, Advantage RN has the right to use, through February 28, 2011, the premises located in Clearwater, Florida that was used by TeamStaff Rx for its principal executive offices. In connection with such use, Advantage RN was obligated to make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of (i) $25,000 payable at the closing and (ii) an additional $100,000 payable in 10 equal monthly installments of $10,000 payable on the first day of each calendar month beginning on March 1, 2010 until December 1, 2010. Advantage RN has since vacated the premises and ceased making installment payments. The Company intends to pursue a claim against Advantage RN for all amounts owed.

The Company has provided an allowance for their estimate of uncollectible sub-lease funding.
Workers’ Compensation Insurance
From November 17, 2003 through April 14, 2009, inclusive, TeamStaff’s workers’ compensation insurance program was provided by Zurich American Insurance Company (“Zurich”). This program covered TeamStaff’s temporary, contract and corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and is subject to a policy year-end audit. Effective April 15, 2009, TeamStaff entered into a partially self-funded workers’ compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010 and has been renewed through April 14, 2011. The Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate.
As of September 30, 2010 and 2009 the adequacy of the workers’ compensation reserves (including those periods’ amounts that are offset against the trust fund balances in prepaid assets) was determined, in management’s opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers’ compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff’s prepayments and adjust the related reserves as deemed appropriate.
Prepaid Workers’ Compensation
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at September 30, 2010, the remaining prepaid asset of $0.3 million will be received within the next twelve to thirty-six months. This amount is reflected on TeamStaff’s balance sheet as of September 30, 2010 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
Payroll Taxes
TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. Based upon the most recent correspondence from the IRS and an assessment of open periods, we believe that our liability of $1.2 million at September 30, 2010 (recorded in accounts payable) is fairly stated. Interest expense would accrue on such amounts through the ultimate payment date, unless waived by the IRS. No payments related to this matter were made during the fiscal year ended September 30, 2010, while in the fiscal year ended September 30, 2009, the Company paid $1.1 million, related to this matter.

Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.
Legal Proceedings
RS Staffing Services, Inc.
On April 17, 2007, a Federal Grand Jury subpoena was issued by the Northern District of Illinois to the Company’s wholly-owned subsidiary, TeamStaff GS, formerly and then known as RS Staffing Services, requesting production of certain documents dating back to 1997, prior to the time the Company acquired RS Staffing Services. The subpoena stated that it was issued in connection with an investigation of possible violations of Federal criminal laws and related crimes concerning procurement at the DVA. According to the cover letter accompanying the subpoena, the U.S. Department of Justice, Antitrust Division (“DOJ”), along with the DVA, Office of the Inspector General, are responsible for the current criminal investigation. RS Staffing Services provides contract staffing at certain DVA hospitals that may be part of the investigation. The return date for documents called for by the subpoena was May 17, 2007. In connection with the same investigation, agents with the DVA, Office of Inspector General, executed a search warrant at the Monroe, Georgia offices of RS Staffing Services.
The government has advised TeamStaff that the DOJ has no intent to charge TeamStaff or any of its subsidiaries or employees in connection with the Federal investigation of contract practices at various government owned/contractor operated facilities. TeamStaff remains committed to cooperate with the DOJ’s continued investigation of other parties.
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services: (i) a $3.0 million promissory note, of which $1.5 million in principal and interest of $150,000 was paid in June 2006; and (ii) certain stock in the Company. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million principal payable and accrued interest payable. Such agreement was extended to August 31, 2010, but has not been further renewed. As of September 30, 2010, the amount has not been settled and negotiations with the former owners of RS Staffing Services are as yet to be resolved. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation in the amount of $113,000 and $21,000 during fiscal 2010 and 2009, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.8 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to setoff the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services. The former owners of RS Staffing Services have notified the Company of their disagreement with the Company’s course of action and of the existence of partial counter-claims in regard to allegations that the Company without due cause failed to permit them to sell certain of their stock in the Company at a time when the Company’s per share price was higher than its current per share price. The parties have unsuccessfully attempted to negotiate a settlement and the claimants have indicated their intention to proceed to mediation, as provided for in the stock purchase agreement.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any, or in defending the partial counter-claims. Accordingly, the Company has expensed costs incurred related to the investigation through September 30, 2010.

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
As a commercial enterprise and employer, we are subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices or other matters. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or cash flows.
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
TeamStaff is engaged in no other litigation, the effect of which is expected to have a material adverse impact on TeamStaff’s results of operations, financial position or cash flows.
Employment Agreements
From time-to-time, we enter into employment agreements with certain key executives which provide for fixed compensation, criterion for earning bonuses and other incentives and, in certain instances, issuance of share based equity grants. These agreements generally continue until terminated by the employee or the Board of Directors or, upon the occurrence of defined certain events or circumstances (including a defined change in control), and provide for salary continuance for specified periods of generally no more than a year and/or lump sum payments in the event of a change of control of up to 150% of annual salary.
During the fiscal year ended September 30, 2010, the Company terminated certain executives, management and staff personnel, and as a result, incurred severance related expenses of approximately $0.3 million in staff personnel severance (included in selling, general and administrative expense within results of discontinued operations) and $0.3 million in officer severance. At September 30, 2010 the remaining liability from these arrangements was approximately $0.1 million, which was included in accrued expenses. With respect to the termination of the Company’s former Chief Executive Officer and President, the Company entered into a separation agreement with him in February 2010, which sets forth the terms of his departure from the Company.
During the fiscal year ended September 30, 2009, the Company terminated certain management and staff personnel, and as a result, incurred severance related expenses of approximately $0.2 million, of which $0.2 is included in results of discontinued operations; at September 30, 2009 the remaining liability from these arrangements was approximately $0.1 million, which is included in accrued expenses.
Government Assignment of Contracts
Availability of funds under the Presidential Financial line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of TeamStaff GS are required to execute “Acknowledgements of Assignment.” There can be no assurance that every TeamStaff GS government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the existing line of credit.

(11) SHAREHOLDERS’ EQUITY:
Stock Warrants
At September 30, 2010 and 2009, there are no warrants outstanding.
Stock Option Plans
2000 Employee Stock Option Plan
During 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the “2000 Plan”) to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff’s common stock to all employees, including senior management. The 2000 Plan replaced the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the 2000 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422A of the Code, or options which do not so qualify (“Non-ISO’s”). As of September 30, 2010 and 2009, there were no options outstanding and 4,500 options, respectively, outstanding under the 2000 Plan. The 2000 Employee Plan expired in January 2010 and no further awards may be made under such plan. The 2000 Plan was administered by the Management Resources and Compensation Committee of the Board of Directors (“The Compensation Committee”). The Compensation Committee has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or Non-ISOs, subject to applicable law; the periods during which each option will be exercisable; and the number of shares subject to each option. The Compensation Committee has full authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto.
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
Non-Executive Director Plan
In fiscal year 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the “2000 Director Plan”) to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the 2000 Director Plan, each non-executive director is automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. However, the granting of options to non-employee directors was suspended for fiscal 2007 through 2010. The 2000 Director Plan also provides that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. For fiscal years 2005 through 2010 there were no purchases of discounted restricted stock. The 2000 Director Plan replaced the previous Director Plan that expired in April 2000. As of September 30, 2010 and 2009, there were 5,000 and 10,625 options outstanding, respectively, held by directors. The 2000 Non-Executive Director Plan expired in January 2010 and no further awards may be made under such plan.

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
2006 Long Term Incentive Plan (“2006 Plan”)
The Board of Directors adopted the 2006 Plan on January 17, 2006. The shareholders approved the 2006 Plan at the annual meeting on April 27, 2006. The Company reserved an aggregate of 1,250,000 shares of common stock for issuance under the 2006 Plan. The maximum number of shares of common stock that may be delivered to participants under the 2006 Plan equals the sum of: (a) 1,250,000 shares of common stock; (b) any shares subject to awards granted under the 2000 Plan and the 2000 Director Plan (collectively, the “2000 Plans”), which are forfeited, expired, canceled or settled in cash without delivery of such shares to the participant or otherwise is terminated without a share issuance; (c) any shares tendered by participants or withheld in payment of the exercise price of options or to satisfy withholding taxes under the 2000 Plans; and (d) any shares repurchased with the proceeds of options exercised under the 2000 Plans.
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
Option Activity Table
The following table summarizes the activity in TeamStaff’s various stock option plans for the years ended September 30, 2010 and 2009:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Pretax
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Options outstanding, September 30, 2008	32,625	$8.09	1.8	$0
Granted	—	—
Exercised	—	—
Cancelled	(17,500)	$9.12

Options outstanding, September 30, 2009	15,125	$6.30	1.6	$0
Granted	755,000	.94
Exercised	—
Cancelled	(47,625)	$2.23

Options outstanding, September 30, 2010	722,500	$1.13		$0

As of September 30, 2010, 172,500 options outstanding were vested and 550,000 options were unvested. As of September 30, 2009 all options outstanding had vested and were exercisable. As of September 30, 2010, approximately $141,000 of unrecognized compensation costs related to non-vested option awards are expected to be recognized in future periods.
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
During 2010, the Company issued 550,000 options that vest to the recipients when the market value of the Company’s stock achieves and maintains defined levels. The Company used a binomial valuation model and various profitability factors in establishing the fair value of the options.
Weighted average assumptions used in the valuation of 2010 option awards were as follows:

Risk free interest rate	2.69%
Contractual lives	10 years
Dividend yield	0%
Expected lives (in years)	10 years
Expected Volatility	67.45%
Fair Value per Option	$.38

Pre-Vesting Forfeitures. Estimates of pre-vesting option forfeitures are based on Company experience. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
Restricted Stock Grants
A summary of activity in restricted stock is as follows:

		Weighted
		Average
	Number Of	Fair Value
	Shares	Grant-Date
Restricted stock outstanding, September 30, 2008	152,916	$3.09
Granted	341,612	1.76
Issued	(93,278)	3.11
Cancelled	(10,000)	1.70

Restricted stock outstanding, September 30, 2009	391,250	1.96
Granted	42,500	1.34

Issued	(205,000)	1.63
Cancelled	(133,750)	1.96

Restricted stock outstanding, September 30, 2010	95,000	2.42

During the year ended September 30, 2010, TeamStaff granted awards of restricted stock under its 2006 Plan. An aggregate of 42,500 restricted shares were awarded to non-employee directors at the closing price on the award dates. Of this award, 42,500 shares vested immediately, resulting in a charge of $56,950. In addition, $178,000 related to current and prior periods’ grants was recognized as an expense. The Company has issued 205,000 shares of these awards. During the fiscal year ended September 30, 2010, 133,750 unvested shares were cancelled. As of September 30, 2010, approximately $166,000 of unrecognized compensation costs related to non-vested non-performance based restricted stock awards is expected to be recognized in future periods.
During the year ended September 30, 2009, TeamStaff granted awards of restricted stock under its 2006 Plan. An aggregate of 341,612 restricted shares were awarded to employees and non-employee directors at the closing price on the award dates. Of this award, 16,612 shares vested immediately, resulting in a charge of $25,000; 10,000 shares were cancelled; and 315,000 shares will vest upon satisfaction of certain performance criteria. In addition, $196,000 related to current and prior periods’ grants was recognized as an expense. The Company will not recognize expense on 315,000 shares of these awards until it is probable that these performance conditions will be achieved. Such charges could be material in future periods. During the fiscal year ended September 30, 2009, 10,000 unvested shares were cancelled. As of September 30, 2009, approximately $282,000 of unrecognized compensation costs related to non-vested non-performance based restricted stock awards is expected to be recognized in future periods
At September 30, 2010 and 2009 the number of unvested shares under this program totaled 95,000 and 391,250, respectively. At September 30, 2010 the Company had reserved 364,597 shares of common stock for issuance under various option, shares and warrant plans and arrangements.
As discussed, in Note 15 subsequent to September 30, 2010, the Company granted an aggregate of 35,000 shares of restricted stock to our non-executive directors, consistent with our compensation policy for non-executive directors.

(12) QUARTERLY FINANCIAL DATA (UNAUDITED):
(Amounts in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2010
Net revenues	$10,793	$9,795	$10,079	$10,207
Gross profit	1,362	969	1,339	1,137
Loss from operations (3)	(631)	(890)	(478)	(2,338)
Loss from continuing operations (3)	(651)	(983)	(576)	(2,388)
Loss from discontinued operation (2)	(1,134)	(25)	—	(50)

Net loss	(1,785)	(1,008)	(576)	(2,438)
Loss per share from continuing operations — Basic	$(0.13)	$(0.20)	$(0.11)	$(0.47)
Net loss per share — Basic and diluted	$(0.36)	$(0.20)	$(0.11)	$(0.48)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2009
Net revenues	$12,013	$11,472	$11,344	$11,192
Gross profit	2,122	1,715	1,719	1,446
Income (loss) from operations	587	72	(42)	(231)
Income (loss) from continuing operations	569	53	126	(372)
Loss from discontinued operation (1)	(521)	(612)	(659)	(2,939)
Net income (loss)	48	(559)	(533)	(3,311)
Earnings (loss) per share from continuing operations — Basic	$0.12	$0.01	$0.03	$(0.08)
Net earnings (loss) per share — Basic	$0.01	$(0.11)	$(0.11)	$(0.68)

(1)	Reflects impairment charge in the fourth quarter of fiscal 2009 on TeamSTaff Rx intangible assets of $2.3 million.

(2)	Includes loss on disposal in the first quarter of fiscal 2010 of $349,000, principally related to the accrual of remaining lease obligations for the Teamstaff Rx abandoned facility.

(3)	Reflects impairment charge in the fourth quarter of fiscal 2010 on intangible assets of $1.3 million.

(13) EMPLOYEE BENEFIT PLANS:
As of September 30, 2010, TeamStaff and its subsidiaries maintain a defined contribution and a supplemental pension plan.
As of January 1, 2004, TeamStaff adopted the TeamStaff 401(k) Plan (the “401(k) Plan”) for the benefit of its eligible employees. Any TeamStaff corporate (non worksite) employee is immediately eligible upon hire for participation in the 401(k) Plan. TeamStaff may provide a discretionary matching contribution of 25% of each of the first 4% of a participant’s elective contributions under the 401 (k) Plan. TeamStaff recorded related expense of $7,000 and $13,000 respectively, in fiscal 2010 and 2009. A participant is always fully vested in his or her elective contributions and vests in Company matching contributions over a four year period.
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
SERP participants were also provided with a split dollar life insurance policy (“Policy”), insuring the life of the participant until the participant reached age 65. Although the participant was the owner of the Policy, TeamStaff paid all Policy premiums. Each participant collaterally assigned the Policy to TeamStaff to secure repayment of the premiums through either its cash surrender value or the Policy proceeds. The participant’s right to the Policy vested in accordance with the same schedule as the SERP and with similar change of control provisions. Upon the participant’s 65th birthday (and in certain other circumstances provided by the Policy agreement), TeamStaff was to release the collateral assignment of the Policy provided the participant released TeamStaff from all obligations the Company may have had with respect to the participant (including those under the SERP). The SERP obligation was paid off in 2009.
The following table illustrates TeamStaff’s changes in benefit costs and pension benefit obligations for fiscal 2009 under the SERP:

Fiscal Year
(Amounts in thousands)	2009
Change in benefit obligation
Benefit obligation at beginning of year	$70
Service cost	—
Interest Cost	—
Benefits paid	(70)
Actuarial loss	—

Benefit obligation at end of year	$0

Change in plan assets
Company contribution	$70
Benefits paid	(70)

Fair value of plan assets at end of year	$—

(Amounts in thousands)	2009
Reconciliation of funded status
Funded status	$—
Unrecognized net actuarial (gain)/loss	5

Net amount recognized	$5

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$—
Accumulated other comprehensive income	5

Net amount recognized	$5

Discount rate used to determine benefit cost and obligations:	3.00%

2009
Components of net periodic benefit cost are as follows:
Interest cost	$—
Recognized actuarial loss	—

Net periodic benefit cost	—
Settlement charges	8

Total benefit cost	$8

Other disclosure items at September 30, 2009:
Projected benefit obligation	$—

Fair value of plan assets	—

Increase in pension liability included in other comprehensive income	$(8)

For unfunded plans, contributions to the SERP were the benefit payments made to participants. During fiscal year 2004, TeamStaff and plan participants agreed on optional payment forms effectively accelerating benefit payments. Beginning in fiscal year 2004 and ending in fiscal year 2009, the SERP settles liabilities by paying benefit obligations to participants. Each quarter, a settlement charge was recognized to account for settling of liabilities. A settlement charge of $8,000 was recognized during the fiscal year ended September 30, 2009.
(14) ECONOMIC DEPENDENCY:
A major customer is defined as a customer from which the Company derives at least 10% of its revenues. For the fiscal year ended September 30, 2010, Teamstaff GS generated approximately 98% of the Company’s overall consolidated revenues from agencies of the United States Government. Through its FSS contracts with the DVA, the Company had a single specific customer who totaled 95% of the Company’s overall consolidated revenues from various customer facilities. Although the current task orders expired on December 31, 2009, continuation of pharmaceutical and logistics services extensions for locations serviced by TeamStaff GS have been granted by the DVA to us through March 31, 2011 with respect to pharmaceutical services, and through June 30, 2011 with respect to logistic services. The DVA released a new request for proposal related to technical services at its pharmacy distribution facilities in 2010 and the Company submitted a proposal in a timely manner. The DVA has not as of yet published a request for proposals with respect to the provision of logistic services at these locations. No assurances can be given that the DVA would further extend the Company’s current service orders for the provision of pharmaceutical or logistics services, that the Company would be successful in any bid for new contracts to provide such services or that if the Company is granted subsequent orders, that such orders would be of a scope comparable to the services that the Company has provided to date.
For the fiscal year ended September 30, 2010 and 2009, Teamstaff GS generated approximately 97.9% and 95.4% respectively, of the Company’s overall consolidated revenues from agencies of the United States Government. Through its FSS contracts with the DVA, the Company had a single specific customer over various DVA locations which totaled 95% and 94% of the Company’s overall consolidated revenues, respectively.

Accounts receivable from agencies of the United States Government totaled $11.4 million and $11.4 million at both September 30, 2010 and 2009. As discussed in Note 10, included in revenue derived from the Federal government in 2008 were retroactive adjustments that totaled $10.8 million. $9.3 million of this amount is included in accounts receivable (unbilled) at September 30, 2010 and 2009. Such revenue is not expected to recur in future periods. If the DVA does not further extend certain of the Company’s current service contracts or the Company is not successful in its efforts to obtain contract awards pursuant to new solicitations, the Company’s results of operations, cash flows and financial condition would be materially adversely affected.
(15) SUBSEQUENT EVENTS:
Management evaluated subsequent events through the date that the Company’s financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were issued other than the following:
On December 1, 2010, the Company named John F. Armstrong as our Executive Vice President of Corporate Development, effective immediately. On February 7, 2011, the Company and Mr. Armstrong entered into an employment agreement. The following is a description of the terms of employment agreed upon by the Company and Mr. Armstrong. Mr. Armstrong’s appointment as Executive Vice President of Corporate Development commenced December 1, 2010 and the employment agreement will expire on November 30, 2013. Mr. Armstrong will receive an initial base salary of $215,000 per annum. Mr. Armstrong may receive an annual bonus of up to 50% of base salary based on performance targets and other key objectives established by the Management Resources and Compensation Committee of the board of directors. Target bonus will be adjusted by 2% of base salary for every 1% of variance between targets and actual results and no bonus will be awarded if results are less than 90% of target and no bonus will exceed 70% of base salary. For the Company’s 2011 fiscal year, $40,000 of the potential bonus will be guaranteed provided Mr. Armstrong remains employed as of the date on which the bonus payment is made. The Company granted Mr. Armstrong options to purchase 250,000 shares of common stock under our 2006 Plan. The options shall vest as follows: 50,000 options vest immediately; 100,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $3.00 per share for ten consecutive trading days; an additional 50,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $5.00 per share for ten consecutive trading days; and an additional 50,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $7.00 per share for ten consecutive trading days. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company’s common stock on the date his employment commenced.
Effective as of December 1, 2010, the Company granted an aggregate of 35,000 shares of restricted stock to our non-executive directors, consistent with our compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
On November 23, 2010, TeamStaff, Inc., TeamStaff Government Solutions, Inc., a wholly-owned subsidiary of TeamStaff and the Lender (defined in Note 6) entered into a second Amendment to Secured Promissory Note and Loan and Security Agreement, dated as of November 23, 2010, (the “Second Amendment”). Pursuant to the Second Amendment, the parties agreed to increase the maximum amount of the line of credit available to TeamStaff Government Solutions under the Secured Promissory Note and Loan and Security Agreement to $2,500,000. The parties further agreed that all the terms of the loan documents previously executed by the parties, as amended by the Second Amendment, shall remain and continue in full force and effect. On February 9, 2011, the Company entered into a further amendment of our Loan and Security Agreement with the Lender pursuant to which they agreed to increase the Company’s maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility with the limits of the Loan and Security Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000. In addition, as described in greater detail above, pursuant to this amendment, the Company agreed with the Lender to: adjust the rate of interest chargeable under the Loan Agreement, extend the term of the Loan Agreement for an additional year, and to modify the covenant to furnish them with audited financial information. The Lender also agreed that they will not seek to terminate the Loan Agreement without cause until after February 29, 2012. Further, as part of the recent amendment, the Lender also agreed to waive our non-compliance with the covenant under the Loan Agreement to furnish them with a copy of TeamStaff GS’ financial statements within 90 days after the end of its fiscal year.

On November 30, 2010, the Company received notice from The Nasdaq Stock Market (“Nasdaq”) stating that Nasdaq had granted the Company an additional 180 days to regain compliance with Nasdaq’s $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) (the “Listing Rule”). Previously, on June 1, 2010, the Company was notified by Nasdaq that the Company did not satisfy the minimum bid price rule required for continued listing and was provided until November 29, 2010 to achieve compliance. In its November 30, 2010 notification, Nasdaq stated that although the Company had not regained compliance with the Listing Rule, it was eligible for the second grace period since it satisfied the other applicable requirements for continued listing on the Nasdaq Capital Market. The Company may achieve compliance during the additional 180-day period if the closing bid price of the Company’s common stock is at least a $1.00 per share for a minimum of 10 consecutive business days before May 31, 2011. This notification has no immediate effect on the Company’s listing on the Nasdaq Capital Market or on the trading of the Company’s common stock. If the Company does not regain compliance during the second compliance period, Nasdaq will provide written notice that the Company’s common stock is subject to delisting from The Nasdaq Capital Market. In that event, the Company may appeal such determination to a hearings panel. There can be no guarantee that the Company will be able to regain compliance with the Listing Rule.
As of February 14, 2011, the Company’s largest shareholder, Wynnefield Capital, Inc., and certain of the Company’s directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to the Company if the Company determines, prior to February 28, 2012, that such funds are required. While the Commitments are unconditional, the specific terms of any financing which the Company may request under these Commitments are subject to final negotiation among the parties and the approval of the members of the Company’s board of directors that are independent of the other parties involved in accordance with the Company’s policy for approving related-party transactions. Further, the transactions will be structured in such a manner so as to comply with the listing requirements of the Nasdaq Stock Market. However, the parties agreed that if the additional financing would be pursuant to a debt instrument, that any such debt would not mature prior to February 28, 2012.