Form 10-Q
period 2010-12-31
TEAMSTAFF INC
filed 2011-02-17
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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
(866) 952-1647
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,140,232 shares of Common Stock, par value $.001 per share, were outstanding as of February 14, 2011.

TEAMSTAFF, INC.
FORM 10-Q
For the Quarter Ended December 31, 2010

Part I — FINANCIAL INFORMATION
ITEM 1:
TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	(unaudited)
	December 31,	September 30,
ASSETS	2010	2010

CURRENT ASSETS:
Cash and cash equivalents	$594	$1,187
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2010 and September 30, 2010	12,287	11,324
Prepaid workers’ compensation	511	512
Other current assets	275	344

Total current assets	13,667	13,367

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	2,259	2,259
Computer equipment	216	215
Computer software	960	960
Leasehold improvements	20	12

	3,455	3,446

Less accumulated depreciation and amortization	(3,143)	(3,112)

Equipment and improvements, net	312	334

TRADENAMES	2,583	2,583

GOODWILL	8,595	8,595

OTHER ASSETS	367	360

TOTAL ASSETS	$25,524	$25,239

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	(unaudited)
	December 31,	September 30,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2010	2010

CURRENT LIABILITIES:
Loan payable	$1,805	$362
Notes payable	1,500	1,500
Current portion of capital lease obligations	15	18
Accrued payroll	10,250	10,910
Accounts payable	1,847	1,887
Accrued expenses and other current liabilities	1,729	1,872
Liabilities from discontinued operation	252	289

Total current liabilities	17,398	16,838

CAPITAL LEASE OBLIGATIONS, net of current portion	6	8

OTHER LONG TERM LIABILITY	3	5

Total Liabilities	17,407	16,851

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 5,140 at December 31, 2010 and 5,105 at September 30, 2010, outstanding 5,138 at December 31, 2010 and 5,103 at September 30, 2010	5	5
Additional paid-in capital	69,569	69,503
Accumulated deficit	(61,433)	(61,096)
Treasury stock, 2 shares at cost at December 31, 2010 and September 30, 2010	(24)	(24)

Total shareholders’ equity	8,117	8,388

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,524	$25,239

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Three Months Ended
	December 31,	December 31,
	2010	2009
REVENUES	$10,575	$10,793

DIRECT EXPENSES	9,257	9,431

GROSS PROFIT	1,318	1,362

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,562	1,657

OFFICER SEVERANCE	—	310

DEPRECIATION AND AMORTIZATION	31	26

Loss from operations	(275)	(631)

OTHER INCOME (EXPENSE)
Interest income	1	3
Interest expense	(45)	(23)
Other income, net	1	1
Legal expense related to pre-acquisition activity of acquired company	(19)	(1)

	(62)	(20)

Loss from continuing operations before income taxes	(337)	(651)

INCOME TAX (EXPENSE) BENEFIT	—	—

Loss from continuing operations	(337)	(651)

LOSS FROM DISCONTINUED OPERATION
Loss from operations	—	(785)
Loss from disposal	—	(349)

Loss from discontinued operation	—	(1,134)

NET LOSS	$(337)	$(1,785)

LOSS PER SHARE — BASIC
Loss from continuing operations	$(0.07)	$(0.13)
Loss from discontinued operation	—	(0.23)

Net loss per share	$(0.07)	$(0.36)

LOSS PER SHARE — DILUTED
Loss from continuing operations	$(0.07)	$(0.13)
Loss from discontinued operation	—	(0.23)

Net loss per share	$(0.07)	$(0.36)

WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	5,117	4,931

WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	5,117	4,931

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(Amount in thousands)

	For the Three Months Ended
	December 31,	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(337)	$(1,785)
Adjustments to reconcile net loss to net cash used in operating activities, net of divested business:
Depreciation and amortization	31	26
Compensation expense related to employee stock option grants	31	14
Compensation expense related to employee restricted stock grants	14	54
Compensation expense related to director restricted stock grants	20	57
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	(963)	(219)
Other current assets	71	—
Other assets	(7)	14
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(843)	(360)
Other long term liabilities	(2)	(1)
Cash flows from discontinued operation	—	964

Net cash used in operating activities	(1,985)	(1,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(9)	(118)

Net cash used in investing activities	(9)	(118)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on revolving line of credit	1,443	40
Repayments on capital lease obligations	(5)	(7)
Cash flows from discontinued operation	(37)	(10)

Net cash provided by financing activities	1,401	23

Net decrease in cash and cash equivalents	(593)	(1,331)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,187	2,992

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$594	$1,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$45	$10

Cash paid during the period for income taxes	$—	$13

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 (Unaudited)
(1) ORGANIZATION AND BUSINESS:
TeamStaff, Inc. and its subsidiaries (“TeamStaff” or the “Company”, also referred to as “we,” “us” and “our”), provide a range of logistics, healthcare support and technical services to the United States Department of Veterans Affairs (“DVA”), the United States Department of Defense (“DoD”) and other US governmental entities. TeamStaff’s primary operations are conducted through its subsidiary TeamStaff Government Solutions, Inc. (“TeamStaff GS”), located in Loganville, Georgia and its principal executive office is located at 1 Executive Drive, Suite 130, Somerset, New Jersey 08873, where its telephone number is (866) 952-1647.
Company History
TeamStaff is a New Jersey corporation that was founded in 1969 as a payroll service company. Over the years, the Company has evolved into a national provider of contract and permanent medical and administrative staffing services and today, TeamStaff is a full-service provider of logistics, healthcare support and technical services to Federal Agencies and the Department of Defense. During the past 18 months, the Company has taken numerous steps in an effort to enhance the value of TeamStaff and has fully focused the Company’s efforts on the government services market, where the Company believes it has a proven track record of performance. In connection with the refocusing of the Company’s operations, during the 2010 calendar year, the Company replaced its Chief Executive Officer and Chief Financial Officer and hired a new Executive Vice President of Corporate Development, to lead its efforts as a government services provider.
TeamStaff GS, which is currently the Company’s only operating subsidiary changed its name from RS Staffing Services, Inc. on February 12, 2008 to reflect the subsidiary’s evolving service offerings. In connection with the evolution of the Company, on December 28, 2009, TeamStaff and TeamStaff Rx, Inc. (“TeamStaff Rx”), a wholly-owned subsidiary, entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, for the sale of substantially all of the operating assets of TeamStaff Rx related to the business of providing travel nurse and allied healthcare professionals for temporary assignments. The closing of this transaction occurred on January 4, 2010. As discussed in Note 3 to these consolidated financial statements, where additional information about this transaction is provided, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx have been reclassified in the accompanying consolidated financial statements as a discontinued operation.
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
(2) LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES:
Liquidity
At December 31, 2010 the Company had a net working capital deficit of approximately $3.7 million and an accumulated deficit of approximately $61.4 million. For the year ended September 30, 2010, the Company incurred an operating loss and a net loss of approximately $4.3 million and $5.8 million, respectively, and incurred an operating loss and net loss of approximately $0.3 million for the quarter ended December 31, 2010. The Company has a limited amount of cash and equivalents at December 31, 2010 and will be required to rely on operating cash flow and periodic funding, to the extent available, from its line of credit to sustain the operations of the Company unless it elects to pursue and is successful in obtaining additional debt or equity funding.
In an effort to improve the Company’s cash flows and financial position, the Company has recently taken measures which are expected to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving commitments for additional equity and/or debt financing. In that regard, as of February 14, 2011, the Company’s largest shareholder, Wynnefield Capital, Inc., and certain of its directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to the Company if it determines, prior to February 28, 2012, that such funds are required (the “Commitments”). In addition, as described in Note 6, on February 9, 2011, the Company entered into a further amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable. At December 31, 2010 the amount available was $14,000. In addition, as described in greater detail below, the parties agreed to amend certain other provisions of the Loan Agreement, including an extension of the term of the Loan Agreement for an additional year and the Lender agreed not to seek to terminate the Loan Agreement without cause until after February 29, 2012. In addition, pursuant to its current credit facility, the financial institution also has the ability to terminate the Company’s line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company’s circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the financial institution has not declared an event of default.

Management believes, at present, that: (a) cash and cash equivalents of approximately $0.6 million as of December 31, 2010, (b) the capital available pursuant to the Commitments, (c) the amounts available under its line of credit (which, in turn, is limited by the amount of eligible assets) (d) forecasted operating cash flow; (e) the ultimate non-payment of certain liabilities currently contested by the Company (classified as current at December 31, 2010) in fiscal 2011, or the applicable portion of 2012 and (f) effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of these factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, financial position, results of operations and future prospects.
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
The Company derives a substantial amount of revenue from agencies of the Federal government and, at present, is awaiting a response from the DVA on proposals it has submitted for renewal of contracts that generated, in aggregate, approximately 45% of its revenue in the year ended September 30, 2010, in respect of which the Company currently holds contractual order cover through March 31, 2011. In addition, the Company also holds contractual order cover through June 30, 2011 in respect of contracts that generated close to a further 50% of its revenue in the year ended September 30, 2010, which are not yet the subject of requests for proposals at present. While the Company believes it is well positioned to continue its relationship with the DVA and other existing customers, no assurances can be given that they would further extend the Company’s current service orders for the provision of services, that the Company would be successful in any bid for new contracts to provide such services or that if it is granted subsequent orders that such orders would be of a scope comparable to the services that the Company has provided to date. If its customers do not further extend the Company’s current service contracts or it is not successful in its efforts to obtain contract awards pursuant to either the current or new solicitations for the provision of such services, the Company’s results of operations, cash flows and financial condition would be materially adversely affected. Should there be a major reduction in revenue, the Company would initiate programs to reduce period costs and expenses. A decrease in revenue or other adverse change in the assumptions underlying the valuation of the Company’s goodwill and intangible assets may also result in an impairment loss in the value of the Company’s goodwill and/or intangible assets in future periods. However, in such circumstances, the Company may be able to avail itself of a right to continue for an additional period beyond the expiration date as part of any protest filed by an interested party.

Basis of Presentation
The consolidated interim financial statements included herein have been prepared by TeamStaff, without audit, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. TeamStaff believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TeamStaff’s fiscal 2010 Annual Report on Form 10-K which was filed on February 14, 2011. This interim financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments and changes in estimates, where appropriate) to present fairly the results for the interim periods. The results of operations and cash flows for such interim periods are not necessarily indicative of the results for the full year.
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
TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it had employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At December 31, 2010, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and the related accrued salary and benefits for direct costs approximates $8.7 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2011. In addition, TeamStaff is in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2011 based on current discussions and collection efforts. Because these amounts are subject to further government review, no assurances can be given that we will indeed receive the amounts recorded as accounts receivable, any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
Direct costs of services are reflected in TeamStaff’s Consolidated Statements of Operations as “direct expenses” and are reflective of the type of revenue being generated. Direct costs of the contract staffing business include wages, employment related taxes and reimbursable expenses.

Stock-Based Compensation
Compensation costs for the portion of awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. There was share-based compensation expense for options for the three months ended December 31, 2010 and 2009 of $31,000 and $14,000. As of December 31, 2010, there is $170,000 remaining in unrecognized compensation expense related to non-vested option awards and $150,000 remaining for unvested restricted stock expense for a total unrecognized stock expense of $320,000 to be recognized in future periods.
During the three months ended December 31, 2010, TeamStaff granted 250,000 options per the terms of an employment agreement with the Company’s Executive Vice President and recorded share-based compensation expense of $18,000 in connection with this grant. At December 31, 2010, there were 222,500 options outstanding that were vested and exercisable and an additional 750,000 options outstanding that vest to the recipients when the market value of the Company’s stock achieves and maintains defined levels. The Company used a binomial valuation model and various probability factors in establishing the fair value of the options.
During the three months ended December 31, 2009, TeamStaff granted 30,000 options per the terms of an employment agreement with the Company’s former Chief Executive Officer and recorded share-based compensation expense of $14,000. Also during the quarter, 4,500 options expired or were cancelled unexercised and no options were exercised. There were 40,625 options outstanding as of December 31, 2009 none of which were vested and exercisable.
During the three months ended December 31, 2010, TeamStaff granted 35,000 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan, at the closing price on the award date of $.56. All of these shares vested immediately. Stock compensation expense associated with these grants was $20,000 for the three months ended December 31, 2010.
During the three months ended December 31, 2009, TeamStaff granted 42,500 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan (“2006 Plan”), at the closing price on the award date of $1.34. All of these shares vested immediately. Stock compensation expense associated with these grants was $57,000 for the three months ended December 31, 2009. Stock compensation expense related to prior periods’ grants totaled $14,000 for the three months ended December 31, 2010.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding, September 30, 2010	722,500	$1.13	7.8	$—
Granted	250,000	$0.56	9.9
Exercised	—
Cancelled	—

Options outstanding, December 31, 2010	972,500	$3.84	8.3	$—

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

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock outstanding, September 30, 2010	95,000	$2.42
Granted	35,000	0.56
Issued	(45,000)	0.99
Cancelled	—	—

Restricted stock outstanding, December 31, 2010	85,000	$2.41

At December 31, 2010, there were 85,000 shares of unvested restricted stock outstanding. As of December 31, 2010, there is $150,000 remaining costs related to non-vested restricted stock awards.
At December 31, 2010, the Company had reserved 35,000 shares of common stock for issuance under various option, shares and warrant plans and arrangements.
During the three months ended December 31, 2010, additional paid-in capital increased by $66,000 as a result of recognized stock compensation expense.
Loss Per Share
Loss per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. As such effects are anti-dilutive, there were no differences in the number of weighted average shares outstanding in determining basic and diluted loss per share in each of the three months ended December 31, 2010 and 2009.
(3) DISCONTINUED OPERATIONS:
Sale of TeamStaff Rx
Based on an analysis of historical and forecasted results and the Company’s strategic initiative to focus on core business, in the fourth quarter of fiscal 2009, the Company approved and committed to a formal plan to divest the operations of TeamStaff Rx, Inc. a former wholly-owned subsidiary of the Company. In evaluating the facets of TeamStaff Rx’s operations, management concluded that this business component met the definition of a discontinued operation. Accordingly, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx for all periods presented have been reclassified in the accompanying consolidated financial statements from those of continuing businesses.
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

Condensed results of discontinued operations are as follows:

	For the Three Months Ended
	December 31,	December 31,
(amounts in thousands)	2010	2009
Revenues	$—	$1,418
Direct expenses	—	1,255
Selling, general and administrative expenses	—	938
Other income (expense), net	—	10

Loss from operations	—	(785)
Loss from disposal	—	(349)

Net loss	$—	$(1,134)

During the three months ended December 31, 2009, the Company included in selling, general and administrative expense from discontinued operations a charge of $0.1 million for severance to certain TeamStaff Rx employees, $0.3 million in various accrued expenses related to the sale and shut down of the business, and a loss on the disposal of TeamStaff Rx approximating $0.3 million principally from recognition of the remaining unfunded operating lease payments.
The following chart details assets and liabilities from all discontinued operations (amounts in thousands):

	December 31,	September 30,
	2010	2010
ASSETS
Cash	$—	$—
Accounts receivable	—	—
Other current assets	—	—

Total current assets	—	—

Fixed assets	—	—
Accumulated depreciation	—	—

Net fixed assets	—	—

Goodwill and intangibles	—	—

Total assets	$—	$—

Liabilities
Current portion capital leases	$—	$—
Accrued payroll	—	—
Accrued expenses and other current liabilities	252	289

Total current liabilities	252	289

Long term capital leases	—	—

Other long term liabilities	—	—

Total liabilities	$252	$289

Activity in the liabilities of discontinued operations is as follows:

	September 30,	Expensed	Paid This	December 31,
	2010 Balance	This Period	Period	2010 Balance

Capital leases	$289	—	(37)	$252

Total	$289	$—	$(37)	$252

(4) COMMITMENTS AND CONTINGENCIES:
Payroll Taxes
TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. Based upon the most recent correspondence from the IRS and an assessment of open periods, we believe that our liability of $1.2 million at December 31, 2010 (recorded in accounts payable) is fairly stated. Interest expense would accrue on such amounts through the ultimate payment date, unless waived by the IRS. No payments related to this matter were made during the fiscal year ended September 30, 2010, and the three months ended December 31, 2010, while in the fiscal year ended September 30, 2009, the Company paid $1.1 million, related to this matter.
Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.
Rent Subsidy from Advantage RN
In connection with our disposition of TeamStaff Rx, Advantage RN was obligated to make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. The last rent payment received from Advantage RN was in July 2010. They have since vacated the premises and ceased making installment payments. The Company intends to pursue a claim against Advantage RN for all amounts owed, which the Company presently estimates is $50,000. The Company has provided an allowance for their estimate of uncollectible sub-lease funding.
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
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services: (i) a $3.0 million promissory note, of which $1.5 million in principal and interest of $150,000 was paid in June 2006; and (ii) certain stock in the Company. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million principal payable and accrued interest payable. Such agreement was extended to August 31, 2010, but has not been further renewed. As of December 31, 2010, the amount has not been settled and negotiations with the former owners of RS Staffing Services are as yet to be resolved. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and dispute in the amount of $19,000 and $1,000 during the three months ended December 31, 2010 and 2009, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.8 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to set off the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services. The former owners of RS Staffing Services have notified the Company of their disagreement with the Company’s course of action and of the existence of partial counter-claims in regard to allegations that the Company without due cause failed to permit them to sell certain of their stock in the Company at a time when the Company’s per share price was higher than its current per share price. The parties have unsuccessfully attempted to negotiate a settlement and the claimants have indicated their intention to proceed to mediation, as provided for in the stock purchase agreement.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any, or in defending the partial counter-claims. Accordingly, the Company has expensed costs incurred related to the investigation through December 31, 2010.
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
(5) PREPAID WORKERS’ COMPENSATION:
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at December 31, 2010, the remaining prepaid asset of $0.3 million will be received within the next twelve months. This amount is reflected on TeamStaff’s balance sheet as of December 31, 2010 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
(6) DEBT:
Current Facility
On July 29, 2010, TeamStaff GS entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to TeamStaff GS in an aggregate amount of up to $1.5 million, subject to the terms and conditions of the Loan Agreement. In November 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million. In February 2011 the Company and Lender further increased the maximum availability under the Loan Agreement by an additional $500,000 to $3.0 million and provided an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of TeamStaff GS’s accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. TeamStaff GS’s ability to request loan advances under the Loan Agreement is subject to (i) computation of TeamStaff GS’s advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was initially for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.

Interest on the loan accrues on the daily unpaid balance of the loan advances secured by billed receivables. Following the February 2011 amendment to the Loan Agreement, the interest rate under the Loan and Security Agreement is the greater of (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at December 31, 2010 was 5.2%. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. At December 31, 2010, the amount of the unused availability under the line was $14,000. The amount outstanding as of December 31, 2010 was $1,805,000.
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
(7) SUBSEQUENT EVENTS:
Management evaluated subsequent events through the date these financial statements were issued. Based on this evaluation, the Company has determined, except for the matters described below, that no subsequent events have occurred which require disclosure through the date that these financial statements are issued.
As of February 14, 2011, the Company’s largest shareholder, Wynnefield Capital, Inc., and certain of the Company’s directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to the Company if the Company determines, prior to February 28, 2012, that such funds are required. While the Commitments are unconditional, the specific terms of any financing which the Company may request under these Commitments are subject to final negotiation among the parties and the approval of the members of the Company’s Board of Directors that are independent of the other parties involved in accordance with the Company’s policy for approving related-party transactions. Further, the transaction will be structured in such a manner so as to comply with the listing requirements of the Nasdaq Stock Market. However, the parties agreed that if the additional financing would be pursuant to a debt instrument, that any such debt would not mature prior to February 28, 2012. In conjunction with these Commitments, the Company’s Lender, as discussed in Note 6 to these consolidated financial statements, increased the maximum availability under the facilities that it provides by $500,000 limited to eligible accounts receivable and agreed to certain additional modifications to the Loan Agreement.

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
Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2010 and our other reports filed with the SEC. We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.
Critical Accounting Policies and Estimates
See Note 2 of TeamStaff’s 2010 Annual Report on Form 10-K as well as “Critical Accounting Policies” contained therein for a discussion on critical accounting policies and estimates.
Income Taxes
TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2010, the Company provided a 100% deferred tax valuation allowance of approximately $14.4 million.

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
Much of the services offered by TeamStaff GS are provided through independent federal supply schedule (FSS) contracts through the General Services Administration (GSA). The provision of logistics and other work is accomplished through competitively awarded contracts and task orders including the Logistics Worldwide Schedule. The healthcare services are supplied through competitively awarded contracts and task orders including the Professional and Allied Healthcare Staffing Services Schedule. During the three months ended December 31, 2010, the Company generated $10.6 million in revenues through its government services business.

Strategic Lines of Services
Having completed an extensive review and analysis of its core competencies, prospective growth markets within the Federal and DoD space, and its competitiveness within the addressable markets, TeamStaff has determined its three principal lines of services entering its 2011 fiscal year as follows:
Logistics & Technical Services — This line of service draws heavily upon TeamStaff GS’ proven logistics expertise and processes in areas involving supply chain management, performance-based logistics, inventory management, statistical process control, packaging/handling/storage & transportation, and supply support operations. In addition, it embodies program and project management, engineering and prototype fabrication services, equipment and non-tactical vehicle operations and maintenance, hazardous material management, facilities and shipyard support services and more. In fiscal 2010, approximately 45% of our revenue was derived from this line of service.
Healthcare Delivery Solutions — Leveraging a strong heritage in medical, pharmaceutical, and associated facilities management TeamStaff is well-positioned to expand and diversify its customer base in this area. TeamStaff-developed tools such as the web-based Practicioner Resource Allocation Tool coupled with expert recruiting talent and tools provide for a degree of differentiation needed to compete favorably in this space. Professional services have included critical care, medical/surgical, emergency room/trauma center, behavioral health and trauma brain injury. Allied support includes a wide range including MRI technology, diagnostic sonography, phlebotomy, dosimetry, physical therapy, pharmaceuticals and others. In fiscal 2010 approximately 45% of our revenue was derived from this line of service.
Contingency/Staff Augmentation — This line of service combines the ability to provide disaster and emergency response services with our legacy staffing and workforce augmentation services. TeamStaff’s outstanding track record of response during hurricanes Rita and Katrina demonstrates its ability to support major federal and DoD opportunities in this area. General staffing and selective recruitment process outsourcing are key components of this business area. Less than five percent of fiscal 2010 revenue was derived from this line of service.
Management believes that streamlining the Company’s strategic focus around these three lines of services serves to align its resourcing and investments decisions around a cohesive set of business objectives. Equally important in this evolution is the decision to exit previous market focus areas with high barriers to entry and traditionally low margins for the Company (including commercial & federal IT and general administrative temporary staffing services). The figure below depicts the relative mix of the lines of service by revenue percentage for the first quarter of fiscal 2011.

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
This belief is supported by the fact that, despite our transitional period and the government delays in major new contract awards, TeamStaff has followed a number of quarters of declining revenues with three consecutive quarters of revenue growth, as illustrated by the figure below.
For periods prior to our disposition of TeamStaff Rx, Inc., the above table reflects the performance of TeamStaff Government Solutions only, as the results of operations of TeamStaff Rx have been reclassified to discontinued operations. See Note 3 to the accompanying Notes to Consolidated Financial Statements.
Further, under the new leadership team, the Company has developed a substantial qualified pipeline of opportunities to bid for contracts with DoD and other Federal agencies through fiscal year 2012. Many of these are through teaming arrangements with other strategic partner companies.

Results of Operations
The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	For the Three Months Ended
	December 31,	December 31,
Condensed Consolidated Statement of Operations:	2010	2009

Revenues	100.0%	100.0%
Direct Expenses	87.5%	87.4%

Gross Profit	12.5%	12.6%
Selling, general and administrative	14.8%	18.2%
Depreciation and amortization expense	0.3%	0.2%

Loss from operations	-2.6%	-5.8%
Other income (expense)	-0.6%	-0.2%

Loss from continuing operations before income taxes	-3.2%	-6.0%
Income tax (expense) benefit	0.0%	0.0%

Loss from continuing operations	-3.2%	-6.0%
Loss from discontinued operation	0.0%	-10.5%

Net loss	-3.2%	-16.5%

Revenues from TeamStaff’s continuing operations for the three months ended December 31, 2010 and 2009 were $10.6 million and $10.8 million, respectively, which represents a decrease of $.2 million or 1.9% over the prior fiscal year period. The decrease in revenues from continuing operations is due primarily to the impact of reduced overtime as well as net reductions in headcount at certain Government facilities related to federal government “in sourcing” certain positions.
TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it had employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At December 31, 2010, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and the related accrued salary and benefits for direct costs approximates $8.7 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2011. In addition, TeamStaff is in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2011 based on current discussions and collection efforts. Because these amounts are subject to further government review, no assurances can be given that we will indeed receive the amounts recorded as accounts receivable, any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
Direct expenses from continuing operations for the three months ended December 31, 2010 and 2009 were $9.3 million and $9.4 million, respectively which represents a decrease of $0.1 million or 1.1% over the prior fiscal year period. As a percentage of revenue from continuing operations, direct expenses were 87.5% and 87.4%, respectively, for the three months ended December 31, 2010 and 2009. See the discussion on gross profit directly below for an explanation of the increase in direct expenses as a percentage of revenue.

Gross profit from continuing operations for the three months ended December 31, 2010 and 2009 were $1.3 million and $1.4 million, respectively which represents a decrease of $0.1 million or 7.2% over the prior fiscal year period. Gross profit from continuing operations, as a percentage of revenue, was 12.5% and 12.6%, for the three months ended December 31, 2010 and 2009, respectively. The key drivers for the period over period decrease in gross profit (as a percentage of revenue) are lower overtime at certain government facilities which earn a higher gross profit margin, increased health and welfare expense and increased vacation accruals as a result of lower employee turnover rates
Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2010 and 2009 were $1.6 million and $2.0 million, respectively, which represent a decrease of $0.4 million, or 20.0%. The decrease is primarily due to officer severance for the Company’s former Chief Executive Officer in the amount of $0.3 million during the three months ended December 31, 2009 that did not reoccur in the three months ended December 31, 2010.
Depreciation and amortization expense was approximately $31,000 and $26,000 for the three months ended December 31, 2010 and 2009, respectively.
Loss from operations for the three months ended December 31, 2010 was $0.3 million as compared to loss from operations for the three months ended December 31, 2009 of $0.6 million. This represents an improvement of $0.3 million in results from operations from the prior fiscal year period. The improvement is due to no SG&A expense for officer severance for the three months ended December 31, 2010.
Interest income and other income was negligible for the three months ended December 31, 2010 and 2009. The comparative reduction was driven by lower cash and equivalents available for investment.
Interest expense for the three months ended December 31, 2010 and 2009 was approximately $0.05 million and $0.02 million respectively. The increase of $0.03 million was due to increased borrowings with our new credit facility.
The Company recorded other expense of $19,000 and $1,000, for the three months ended December 31, 2010 and 2009, respectively related to legal representation and investigation and dispute related costs incurred in connection with the Federal Grand Jury subpoena issued to our subsidiary formerly known as RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing effective as of June 2005. These expenses are classified as non-operating expenses because the subpoena relates to activity prior to the acquisition.
Beginning in fiscal 2006, the Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company did not record a Federal tax benefit for the three months ended December 31, 2010 and 2009.
Loss from continuing operations for the three months ended December 31, 2010 was $0.3 million, or $0.07 per basic and diluted share, as compared to loss from continuing operations of $0.7 million, or $0.13 per basic and diluted share, for the three months ended December 31, 2009.
There was no net income or loss from discontinued operations for the three months ended December 31, 2010. Loss from discontinued operations for the three months ended December 31, 2009 was $1.1 million, or $0.23 per basic and diluted share. Loss from operations of the TeamStaff Rx discontinued business was $0.8 million. This includes the operating loss as well as a charge of $0.1 million for severance to certain TeamStaff Rx employees and $0.3 million in various accrued expenses related to the sale and shut down of the business. Loss from disposal of the TeamStaff Rx discontinued business was $0.3 million. Included in this loss are expenses approximating $0.3 million principally from recognition of the remaining unfunded operating lease payments, net of estimated rent subsidy, as well as legal expenses related to the sale.
Net loss for the three months ended December 31, 2010 was $0.3 million, or $0.07 per basic and diluted share, as compared to net loss of $1.8 million, or $0.36 per basic and diluted share, for the three months ended December 31, 2009. This represents a decline in net loss of $1.4 million primarily due to officer severance in the amount of $0.3 million and loss from discontinued operations of $1.1 million recorded in the three months ended December 31, 2009 and not in the three months ended December 31, 2010.

Potential Contractual Billing Adjustments
As described in greater detail in Note 2-Revenue Recognition to the consolidated financial statements included in this Quarterly Report on Form 10-Q, TeamStaff GS is seeking approval from the Federal government for additional gross profit on retroactive billing rate increases associated with certain of its government contracts. These adjustments are due to changes in the contracted wage determination rates for covered contract employees. At December 31, 2010 and September 30, 2010, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2011. TeamStaff is currently in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2011. Because these amounts are subject to government review, no assurances can be given that we will receive any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
Liquidity and Capital Resources; Commitments
Our principal sources of cash to fund our working capital needs are cash generated from operating activities and borrowings under our asset backed revolving credit facility.
In an effort to improve our cash flows and financial position, we have recently taken measures which are expected to enhance our liquidity by approximately $1,000,000 as a result of increasing the maximum availability of our credit facility and receiving commitments for additional equity and/or debt financing. As of February 14, 2011, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to us if we determine, prior to February 28, 2012, that such funds are required (the “Commitments”). In addition, as described in greater detail below, on February 9, 2011, we entered into a further amendment of our Loan Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase our maximum availability under the Loan Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; limited to eligible accounts receivable.
Management believes that: (a) cash and cash equivalents of approximately $.6 million as of December 31, 2010, (b) the available capital pursuant to the Commitments, (c) the amounts available under its line of credit (which, in turn, is limited by the amount of eligible assets), (d) forecasted operating cash flow, (e) the ultimate non-payment of certain liabilities we are currently contesting (classified as current at December 31, 2010) in fiscal 2011, or the applicable portion of 2012 and (f) the effects of cost reduction programs and initiatives, will be sufficient to support our operations for twelve months from the date of these financial statements. However, should any of these factors not occur substantially as currently expected, there could be a material adverse effect on our ability to access the level of liquidity necessary for us to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
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

Cash from operating activities
Net cash used in operating activities for the three months ended December 31, 2010 was $1.9 million. This decrease in cash was primarily driven by net losses, an increase in accounts receivable due to the slowdown in cash collections that historically occurs during the end of December and a decrease in accrued expenses.
Net cash used in operating activities for the three months ended December 31, 2009 was $1.2 million. This decrease in cash was primarily driven by net losses, an increase in accounts receivable due to the slowdown in cash collections that historically occurs during the end of December and a decrease in accrued expenses.
Cash from investing activities
Net cash used in investing activities for each of the three months ended December 31, 2010 and 2009 was $0.1 million for costs related to the purchase and stages of implementation of a new computer operating system for TeamStaff GS.
Cash from financing activities
Net cash provided by financing activities was $1.4 million for the three months ended December 31, 2010. Net cash provided by financing activities for the three months ended December 31, 2009 was neglible. The increase is due to the result of borrowing on the credit facility to fund operations during the three months ended December 31, 2010.
Cash Flows
As of December 31, 2010, TeamStaff had cash and cash equivalents of $0.6 million and net accounts receivable of $12.3 million. At December 31, 2010, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million and was unbilled at December 31, 2010. At December 31, 2010 there was $1.8 million of debt outstanding under the Loan Agreement. As of September 30, 2010, there was $0.4 million of debt outstanding. Unused availability (as defined) totaled $0.01 million and $0.6 million, at December 31, 2010 and September 30, 2010, respectively, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. The average daily outstanding balance on the facility for the three months ended December 31, 2010 was $1.1 million. As of December 31, 2010, we had a working capital deficiency of $3.7 million. The Company also classifies a $1.5 million note payable related to the acquisition of RS Staffing Services as a current liability (See Note 4 of Notes to Consolidated Financial Statements). However, the Company plans to pursue its right of offset against the note for legal expenses incurred and has a good faith belief that we will recover such amounts. The Company believes that it has adequate liquidity resources to fund operations over the next twelve months in view of the additional funding committed by the Company’s Lender and other parties in February 2011 as discussed in the notes to the consolidated financial statements.
Loan Facility
On July 29, 2010, TeamStaff GS entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to TeamStaff GS in an aggregate amount of up to $1.5 million, subject to the terms and conditions of the Loan Agreement. In November 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million (See Note 6). In February 2011 the Company and Lender further increased the maximum availability under the Loan Agreement by an additional $500,000 to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of TeamStaff GS’s accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. TeamStaff GS’s ability to request loan advances under the Loan Agreement is subject to (i) computation of TeamStaff GS’s advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) and subject to certain requirements discussed in Note 6 multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was initially for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.

Interest on the loan accrues on the daily unpaid balance of the loan advances secured by billed receivables. Following the February 2011 amendment to the Loan Agreement, the interest rate under the Loan and Security Agreement is the greater of (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at December 31, 2010 was 5.2%. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. At December 31, 2010, the amount of the unused availability under the line was $14,000. The amount outstanding as of December 31, 2010 was $1,805,000.
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
Payroll Taxes
As described in greater detail in the notes to the consolidated financial statements, TeamStaff had received notices from IRS claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, the remaining liability ($1.2 million at December 31, 2010) has been recorded in accounts payable. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.

Contractual Obligations

Contractual		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Debt (1)	$3,327	$3,321	$6	$—
Operating Leases (2)	639	274	305	60
Severance Liabilities (3)	81	81	—	—

Total Obligations	$4,047	$3,676	$311	$60

(1)	Represents the loan payable, the maximum amount of notes payable related to the acquisition of TeamStaff GS, and capital lease obligations.

(2)	Represents lease payments net of sublease income, including those of discontinued operations.

(3)	Represents severance payments related to former employees.
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
TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. If interest rates in these periods decrease, TeamStaff’s workers’ compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, TeamStaff, Inc., effective in July 29, 2010, interest on our revolving credit facility accrues on the daily unpaid balance of the loan advances secured by billed receivables. Following the February 2011 amendment to this arrangement, the applicable interest rate is the greater of (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at December 31, 2010 was 5.2%. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. Material increases in the Prime rate could have an adverse effect on our results of operations, the status of the revolving credit facility as well as interest costs.

ITEM 4:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our CEO and President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, has concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and President and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Our management, including our CEO and President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Our management, however, believes our disclosure controls and procedures are in fact effective to provide reasonable assurance that the objectives of the control system are met.
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services; (i)a $3.0 million promissory note, of which $1.5 million in principal and interest of $150,000 was paid in June 2006 (ii) and common stock in the Company. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million principal payable and accrued interest payable. Such agreement was extended to August 31, 2010, but has not been further renewed. As of December 31 2010, the amount has not been settled and negotiations with the former owners of RS Staffing Services are as yet to be resolved. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and dispute in the amount of $19,000 and $1,000 in the three months ended December 31, 2010 and 2009, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.8 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to set-off the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services. The former owners of RS Staffing Services have notified the Company of their disagreement with the Company’s course of action and of the alleged existence of partial counter-claims based on the Company’s alleged failure to permit them to transfer certain shares of the Company’s stock at a time when the Company’s per share price was higher than its current per share price. The parties have unsuccessfully attempted to negotiate a settlement and the claimants have indicated their intention to proceed to mediation, as provided for in the stock purchase agreement.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any, or in defending the partial counter-claims. Accordingly, the Company has expensed costs incurred related to the investigation through December 31, 2010.
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
Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2010 for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by TeamStaff in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this report, the Company granted an aggregate of 35,000 shares of restricted stock to our non-executive directors, consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
We have entered into a Loan Agreement with Presidential Financial Corporation which requires compliance with customary covenants and restrictions on our ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends, and TeamStaff GS’s tangible net worth. As part of the amendment to the Loan Agreement we entered into with the Lender on February 9, 2011, the Lender agreed to waive our non-compliance with the covenant under the Loan Agreement to furnish them with a copy of TeamStaff GS’ financial statements within 90 days after the end of its fiscal year.

ITEM 4:	REMOVED AND RESERVED

ITEM 5:	OTHER INFORMATION
As previously reported, on January 14, 2011, we received a staff deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) since we did not timely file our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Under the Nasdaq Listing Rules, we were afforded 60 calendar days to submit a plan to Nasdaq to regain compliance with this requirement. On February 14, 2011, we filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and on February 15, 2011, the Nasdaq staff issued us a letter notifying us that as a result of our filing of the Annual Report on Form 10-K, we have regained compliance with Listing Rule 5250(c)(1).

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
Employment Agreement between the Company and John F. Armstrong, dated February 7, 2011 (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

10.2
Third Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation dated February 9, 2011 (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

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

TEAMSTAFF, INC.
By:	/s/ Zachary C. Parker
Zachary C. Parker Chief Executive Officer (Principal Executive Officer)

By:	/s/ John E. Kahn
John E. Kahn
Chief Financial Officer (Principal Accounting Officer)
Dated: February 17, 2011