Form 10-Q
period 2011-03-31
TEAMSTAFF INC
filed 2011-05-16
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,641,913 shares of Common Stock, par value $.001 per share, were outstanding as of May 9, 2011.

TEAMSTAFF, INC.
FORM 10-Q
For the Quarter Ended March 31, 2011

Part I — FINANCIAL INFORMATION
ITEM 1:
TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	(unaudited)
	March 31,	September 30,
ASSETS	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$1,259	$1,187
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2011 and September 30, 2010	11,955	11,324
Prepaid workers’ compensation	547	512
Other current assets	246	344

Total current assets	14,007	13,367

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	177	2,259
Computer equipment	102	215
Computer software	612	960
Leasehold improvements	23	12

	914	3,446

Less accumulated depreciation and amortization	(643)	(3,112)

Equipment and improvements, net	271	334

TRADENAMES	2,583	2,583

GOODWILL	8,595	8,595

OTHER ASSETS	373	360

TOTAL ASSETS	$25,829	$25,239

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	(unaudited)
	March 31,	September 30,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2011	2010

CURRENT LIABILITIES:
Loan payable	$1,474	$362
Notes payable	1,500	1,500
Current portion of capital lease obligations	13	18
Accrued payroll	10,569	10,910
Accounts payable	1,627	1,887
Accrued expenses and other current liabilities	2,300	1,872
Liabilities from discontinued operation	238	289

Total current liabilities	17,721	16,838

CAPITAL LEASE OBLIGATIONS, net of current portion	4	8

OTHER LONG TERM LIABILITY	2	5

Total Liabilities	17,727	16,851

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 5,642 at March 31,2011 and 5,105 at September 30, 2010, outstanding 5,640 at March 31, 2011 and 5,103 at September 30, 2010	6	5
Additional paid-in capital	69,736	69,503
Accumulated deficit	(61,616)	(61,096)
Treasury stock, 2 shares at cost at March 31, 2011 and September 30, 2010	(24)	(24)

Total shareholders’ equity	8,102	8,388

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,829	$25,239

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(Unaudited)
	For the Three Months Ended
	March 31,	March 31,
	2011	2010

REVENUES	$10,444	$9,795

DIRECT EXPENSES	8,936	8,826

GROSS PROFIT	1,508	969

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,561	1,832

DEPRECIATION AND AMORTIZATION	28	27

Loss from operations	(81)	(890)

OTHER INCOME (EXPENSE)
Interest income	6	2
Interest expense	(62)	(30)
Other expense	(7)	—
Other income, net	1	1
Legal expense related to pre-acquisition activity of acquired company	(40)	(56)

	(102)	(83)

Loss from continuing operations before income taxes	(183)	(973)

INCOME TAX EXPENSE	—	(10)

Loss from continuing operations	(183)	(983)

LOSS FROM DISCONTINUED OPERATION
Loss from operations	—	(25)

Loss from discontinued operation	—	(25)

NET LOSS	$(183)	$(1,008)

LOSS PER SHARE — BASIC AND DILUTED
Loss from continuing operations	$(0.04)	$(0.20)
Loss from discontinued operation	—	(0.00)

Net loss per share	$(0.04)	$(0.20)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	5,147	5,040

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(Unaudited)
	For the Six Months Ended
	March 31,	March 31,
	2011	2010

REVENUES	$21,019	$20,588

DIRECT EXPENSES	18,193	18,257

GROSS PROFIT	2,826	2,331
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,123	3,489

OFFICER SEVERANCE	—	310

DEPRECIATION AND AMORTIZATION	59	53

Loss from operations	(356)	(1,521)

OTHER INCOME (EXPENSE)
Interest income	7	5
Interest expense	(107)	(53)
Other expense	(7)	—
Other income, net	2	2
Legal expense related to pre-acquisition activity of acquired company	(59)	(57)

	(164)	(103)

Loss from continuing operations before income taxes	(520)	(1,624)

INCOME TAX EXPENSE	—	(10)

Loss from continuing operations	(520)	(1,634)

LOSS FROM DISCONTINUED OPERATION
Loss from operations	—	(810)

Loss from disposal	—	(349)

Loss from discontinued operation	—	(1,159)

NET LOSS	$(520)	$(2,793)

LOSS PER SHARE — BASIC AND DILUTED
Loss from continuing operations	$(0.10)	$(0.33)
Loss from discontinued operation	—	(0.23)

Net loss per share	$(0.10)	$(0.56)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	5,144	4,985

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amount in thousands)

	(Unaudited)
	For the Six Months Ended
	March 31,	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(520)	$(2,793)
Adjustments to reconcile net loss to net cash used in operating activities, net of divested business:
Depreciation and amortization	59	53
Compensation expense related to employee stock option grants	49	70
Compensation expense related to employee restricted stock grants	14	57
Compensation expense related to director restricted stock grants	20	138
Loss on retirement of equipment	17	1
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	(631)	89
Other current assets	63	13
Other assets	(13)	28
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(173)	355
Other long term liabilities	(3)	(2)
Cash flows from discontinued operation	—	1,121

Net cash used in operating activities	(1,118)	(870)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flows from discontinued operation	—	375
Purchase of equipment, leasehold improvements and software	(12)	(152)

Net cash provided by (used in) investing activities	(12)	223

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on revolving line of credit	1,112	—
Repayments on capital lease obligations	(9)	(12)
Proceeds from sale of Common Stock	150
Cash flows from discontinued operation	(51)	(83)

Net cash provided by (used in) financing activities	1,202	(95)

Net change in cash and cash equivalents	72	(742)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,187	2,992

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,259	$2,250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$107	$24

Cash paid during the period for income taxes	$58	$49

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 (Unaudited)
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
TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization business in fiscal year 2004 and other Company business changes, these “other” subsidiaries are inactive.
(2) LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES:
Liquidity
At March 31, 2011 the Company had a net working capital deficit of approximately $3.7 million and an accumulated deficit of approximately $61.6 million. For the year ended September 30, 2010, the Company incurred an operating loss and net loss of approximately $4.3 million and $5.8 million, respectively, and incurred an operating loss and net loss of approximately $0.5 million for the six months ended March 31, 2011. The Company has a limited amount of cash and equivalents at March 31, 2011 and will be required to rely on operating cash flow and periodic funding, to the extent available, from its line of credit to sustain the operations of the Company unless it elects to pursue and is successful in obtaining additional debt or equity funding, as discussed below.
In an effort to improve the Company’s cash flows and financial position, the Company has recently taken measures which are expected to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, as of February 14, 2011, the Company’s largest shareholder, Wynnefield Capital, Inc., and certain of its directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to the Company if it determines, prior to February 28, 2012, that such funds are required (the “Commitments”). As described in Note 7, $150,000 of such capital was provided on March 31, 2011. In addition, as described in Note 6, on February 9, 2011, the Company entered into a further amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable. At March 31, 2011 the amount available was $323,000. In addition, as described in greater detail below, the parties agreed to amend certain other provisions of the Loan Agreement, including an extension of the term of the Loan Agreement for an additional year and the Lender agreed not to seek to terminate the Loan Agreement without cause until after February 29, 2012. In addition, pursuant to its current credit facility, the financial institution also has the ability to terminate the Company’s line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company’s circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the financial institution has not declared an event of default.
Management believes, at present, that: (a) cash and cash equivalents of approximately $1.3 million as of March 31, 2011, (b) the capital available pursuant to the Commitments, (c) the amounts available under its line of credit (which, in turn, is limited by the amount of eligible assets) (d) forecasted operating cash flow; (e) the ultimate non-payment of certain liabilities currently contested by the Company (classified as current at March 31, 2011) in fiscal 2011, or the applicable portion of 2012 and (f) effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of these factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, financial position, results of operations and future prospects.
Due to the foregoing and to address any need for additional capital, the Company intends to pursue equity, equity-based and/or debt financing alternatives or other financing in order to raise needed funds. While the remaining Commitments are unconditional, the specific terms of any financing which the Company may request under these remaining Commitments are subject to final negotiation among the parties and the approval of the members of the Company’s Board of Directors that are independent of the other parties involved in accordance with the Company’s policy for approving related-party transactions. Further, such arrangements would be required to be structured in such a manner so as to comply with the listing requirements of the Nasdaq Stock Market. The parties also agreed that if the additional financing would be pursuant to a debt instrument, that any such debt would not mature prior to February 28, 2012. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders will be diluted. Further, if additional funds are raised through the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Except for the remaining Commitments, the Company does not have any firm agreements with any third-parties for such transactions and no assurances can be given that the Company will be successful in raising any additional capital from financings, or that additional financing, if at all available, can be obtained on acceptable terms to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, financial position, and results of operations.
The Company derives a substantial amount of revenue from agencies of the Federal government and, as described in greater detail in Note 8 on May 5, 2011 was notified of a positive response from the DVA on proposals submitted in 2010 for renewal (and expansion) of contracts that generated, in aggregate, approximately 45% of its revenue in the year ended September 30, 2010, in respect of which the Company holds order cover through June 30, 2011 under existing contracts. In addition, the Company also holds contractual order cover through June 30, 2011 in respect of contracts that generated close to a further 50% of its revenue in the year ended September 30, 2010, which are not yet the subject of requests for proposals at present. The Company believes, based on its past experience with the DVA, that such contracts are likely in due course, to be further extended by the DVA on a sole source basis, although no assurances can be given that this will occur.
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

The accompanying consolidated financial statements include the accounts of TeamStaff and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations, cash flows and related assets and liabilities of TeamStaff Rx have been reclassified to a discontinued operation in the accompanying consolidated financial statements from those of continuing businesses for all periods presented.
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
TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it had employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At March 31, 2011, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and the related accrued salary and benefits for direct costs approximates $8.7 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2011. In addition, TeamStaff is in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2011, based on current discussions and collection efforts. Because these amounts are subject to further government review, no assurances can be given that we will indeed receive the amounts recorded as accounts receivable, any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
Direct costs of services are reflected in TeamStaff’s Consolidated Statements of Operations as “direct expenses” and are reflective of the type of revenue being generated. Direct costs of the contract staffing business include wages, employment related taxes and reimbursable expenses.
Goodwill
In accordance with applicable accounting standards, TeamStaff does not amortize the goodwill associated with TeamStaff GS. TeamStaff continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2010, we performed a goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the TeamStaff GS unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that no impairment loss on goodwill was warranted at September 30, 2010. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of TeamStaff GS and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill exceeded the carrying value at September 30, 2010 by more than 40%, resulting in no impairment charge being taken against goodwill. However, a non-renewal of a major contract or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge would be material to future periods’ results of operations.

If an impairment of all the goodwill became necessary, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the TeamStaff GS reporting unit. TeamStaff has concluded, at present, that an interim impairment test is not required and there is not any required impairment of goodwill.
Intangible Assets
As required by applicable accounting standards, TeamStaff does not amortize its tradenames, an indefinite life intangible asset. TeamStaff continues to review its indefinite life intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that an asset’s carrying amount is greater than its fair value. At September 30, 2010, we performed an intangible asset impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the intangible assets based on the future discounted cash flows. Based on the results of the work performed, the Company concluded that an impairment loss on intangible assets in the amount of $1.3 million was warranted at September 30, 2010. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the Company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of tradenames were less than the carrying value at September 30, 2010 by approximately $1.3 million, resulting in an impairment charge of that amount being taken against the tradenames. In addition, a non-renewal of a major contract or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of tradenames in future periods and a resulting charge would be material to future periods’ results of operations. If an additional impairment write off of all the tradenames and intangible assets became necessary, a charge of up to $2.6 million would be expensed in the Consolidated Statement of Operations. Teamstaff has concluded, at present, that an interim impairment test is not required and there is not any required impairment of its tradenames.
Income Taxes
TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2011, the Company provided a 100% deferred tax valuation allowance of approximately $14.4 million.
Stock-Based Compensation
Compensation costs for the portion of awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of March 31, 2011, there is $153,000 remaining in unrecognized compensation expense related to non-vested option awards and $150,000 remaining for unvested restricted stock expense for a total unrecognized stock expense of $303,000 to be recognized in future periods.
Stock Options and Restricted Stock
There was share-based compensation expense for options for the three months ended March 31, 2011 and March 31, 2010 of $17,000 and $56,000, respectively. There was share-based compensation expense for options for the six months ended March 31, 2011 and March 31, 2010 of $49,000 and $70,000, respectively.
During the three months ended March 31, 2011, Teamstaff did not grant any options. During the six months ended March 31, 2011, TeamStaff granted 250,000 options per the terms of an employment agreement with the Company’s Executive Vice President and recorded share-based compensation expense of $18,000 in connection with this grant and $31,000 for all other awards.
During the three months ended March 31, 2010, TeamStaff did not grant any shares of restricted stock. During the six months ended March 31, 2010, TeamStaff granted 42,500 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan (“2006 Plan”), at the closing price on the award date of $1.34. All of these shares vested immediately. Stock compensation expense associated with these grants and all other grants totaled $57,000 and $138,000 for the three and six months ended March 31, 2010, respectively.

During the three months ended March 31, 2011, Teamstaff did not grant any shares of restricted stock. During the six months ended March 31, 2011, TeamStaff granted 35,000 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan, at the closing price on the award date of $.56. All of these shares vested immediately. Stock compensation expense associated with these grants was $20,000 and $14,000 for all other grants for the six months ended March 31, 2011. During the three months ended March 31, 2011, 32,500 shares of restricted stock vested. During the six months ended March 31, 2011, 77,500 shares of restricted stock vested.
The stock option activity for the six months ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding, September 30, 2010	722,500	$1.13	7.8	$—
Granted	250,000	$0.56	9.7	—
Exercised	—	—	—	—

Options outstanding, March 31, 2011	972,500	$3.84	8.3	$—

At March 31, 2011, there were 222,500 options outstanding that were vested and exercisable and an additional 750,000 options outstanding that vest to the recipients when the market value of the Company’s stock achieves and maintains defined levels. The Company used a binomial valuation model and various probability factors in establishing the fair value of these options.
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
The restricted stock activity for the six months ended March 31, 2011 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Restricted stock outstanding, September 30, 2010	95,000	$2.42
Granted	35,000	0.56
Issued	(77,500)	1.29
Cancelled	—	—

Restricted stock outstanding, March 31, 2011	52,500	$1.42

At March 31, 2011, there were 52,500 shares of unvested restricted stock outstanding. As of March 31, 2011, there is $150,000 remaining costs related to non-vested restricted stock awards.
At March 31, 2011, the Company had reserved 35,000 shares of common stock for issuance under various option, shares and warrant plans and arrangements.
Changes in Shareholders’ Equity
During the three months ended March 31, 2011, additional paid in capital increased by $17,000 as a result of stock compensation expense and $150,000 as a result of an equity raise. During the six months ended March 31, 2011, additional paid-in capital increased by $83,000 as a result of recognized stock compensation expense and $150,000 as a result of the equity raise (see Note 7). For the six months ended March 31, 2011, there were a total of 536,681 shares issued.
Loss Per Share
Loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. As such effects are anti-dilutive, there were no differences in the number of weighted average shares outstanding in determining basic and diluted loss per share in each of the three and six months ended March 31, 2011 and 2010.

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
Effective December 28, 2009, TeamStaff and TeamStaff Rx entered into a definitive Asset Purchase Agreement with Advantage RN, providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provides that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which: (i) $350,000 in cash was paid at the closing, and (ii) $75,000 was subject to an escrowed holdback as described in the Asset Purchase Agreement. On March 25, 2010, the Company and Advantage RN completed the analysis related to escrow release conditions and reached an agreement as to the final purchase price. Of the $75,000 held in escrow, $25,000 was returned to the Company and $50,000 was released to Advantage RN, resulting in a final purchase price of $375,000. Additionally, Advantage RN was obligated to make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. The last rent payment received from Advantage RN was in July 2010. They have since vacated the premises and ceased making installment payments. The Company intends to pursue a claim against Advantage RN for all amounts owed. The Company has provided an allowance for their estimate of uncollectible sub-lease funding. Under the terms of the Asset Purchase Agreement, Advantage RN has not assumed any debts, obligations or liabilities of TeamStaff Rx nor did it purchase any accounts receivable outstanding as of the closing date.
Condensed results of the discontinued operation are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(amounts in thousands)	2011	2010	2011	2010
Revenues	$—	$—	$—	$1,418
Direct expenses	—	—	—	(1,255)
Selling, general and administrative expenses	—	(33)	—	(971)
Other income (expense), net	—	8	—	(2)

Loss from operations	—	(25)	—	(810)
Loss from disposal	—	—	—	(349)

Net loss	$—	$(25)	$—	$(1,159)

Included in selling, general and administrative expense from discontinued operations for the six months ended March 31, 2010 is a charge of $0.1 million for severance to certain TeamStaff Rx employees, $0.3 million in various accrued expenses related to the sale and shut down of the business, and a loss on the disposal of TeamStaff Rx approximating $0.3 million principally from recognition of the remaining unfunded operating lease payments. There were no tax benefits associated with the losses from the discontinued operation.

The following chart details the remaining liabilities from the discontinued operation (amounts in thousands):

	September 30,	Expensed	Paid This	March 31,
	2010 Balance	This Period	Period	2011 Balance

Accrued expenses and other current liabilities	$289	—	(51)	$238

Total	$289	$—	$(51)	$238

(4) COMMITMENTS AND CONTINGENCIES:
Payroll Taxes
TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. Based upon the most recent correspondence from the IRS and an assessment of open periods, we believe that our liability of $1.2 million at March 31, 2011 (recorded in accounts payable) is fairly stated. Interest expense would accrue on such amounts through the ultimate payment date, unless waived by the IRS. No payments related to this matter were made during the fiscal year ended September 30, 2010, and the three and six months ended March 31, 2011, while in the fiscal year ended September 30, 2009, the Company paid $1.1 million, related to this matter.
Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.
Rent Subsidy from Advantage RN
In connection with our disposition of TeamStaff Rx, Advantage RN was obligated to make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. The last rent payment received from Advantage RN was in July 2010. They have since vacated the premises and ceased making installment payments. The Company intends to pursue a claim against Advantage RN for all amounts owed, which the Company presently estimates is $50,000. The Company has provided an allowance for the estimated uncollectible sub-lease funding.

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
The government has advised TeamStaff that the DOJ has no intent to charge TeamStaff or any of its subsidiaries or employees in connection with the Federal investigation of contract practices at various government owned/contractor operated facilities. TeamStaff remains committed to cooperate with the DOJ’s investigation of other parties.
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services: (i) a $3.0 million promissory note, of which $1.5 million in principal and interest of $150,000 was paid in June 2006; and (ii) certain stock in the Company. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million principal payable and accrued interest payable. Such agreement was extended to August 31, 2010, but has not been further renewed. As of March 31, 2011, the amount has not been settled and negotiations with the former owners of RS Staffing Services are as yet to be resolved. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and dispute in the amount of $40,000 and $56,000 during the three months ended March 31, 2011 and 2010, respectively, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and dispute in the amount of $59,000 and $57,000 during the six months ended March 31, 2011 and 2010, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.8 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to set off the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services. The former owners of RS Staffing Services have notified the Company of their disagreement with the Company’s course of action and of the existence of partial counter-claims in regard to allegations that the Company without due cause failed to permit them to sell certain of their stock in the Company at a time when the Company’s per share price was higher than its current per share price. The parties have unsuccessfully attempted to negotiate a settlement and the claimants have indicated their intention to proceed to mediation, as provided for in the stock purchase agreement.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any, or in defending the partial counter-claims. Accordingly, the Company has expensed costs incurred related to the investigation through March 31, 2011.
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
Employment Agreements
On December 1, 2010, the Company named John F. Armstrong as our Executive Vice President of Corporate Development. On February 7, 2011, the Company and Mr. Armstrong entered into an employment agreement. The following is a description of the terms of employment agreed upon by the Company and Mr. Armstrong. Mr. Armstrong’s appointment as Executive Vice President of Corporate Development commenced December 1, 2010 and the employment agreement will expire on November 30, 2013. Mr. Armstrong will receive an initial base salary of $215,000 per annum. Mr. Armstrong may receive an annual bonus of up to 50% of base salary based on performance targets and other key objectives established by the Management Resources and Compensation Committee of the board of directors. Target bonus will be adjusted by 2% of base salary for every 1% of variance between targets and actual results and no bonus will be awarded if results are less than 90% of target and no bonus will exceed 70% of base salary. For the Company’s 2011 fiscal year, $40,000 of the potential bonus will be guaranteed provided Mr. Armstrong remains employed as of the date on which the bonus payment is made. The Company granted Mr. Armstrong options to purchase 250,000 shares of common stock under our 2006 Plan. The options vested or shall vest as follows: 50,000 options vested immediately; 100,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $3.00 per share for ten consecutive trading days; an additional 50,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $5.00 per share for ten consecutive trading days; and an additional 50,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $7.00 per share for ten consecutive trading days. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company’s common stock on the date his employment commenced.
(5) PREPAID WORKERS’ COMPENSATION:
As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at March 31, 2011, the remaining prepaid asset of $0.3 million will be received within the next twelve months. This amount is reflected on TeamStaff’s balance sheet as of March 31, 2011 as a current asset, in addition to approximately $0.2 million related to current policy deposits.
(6) DEBT:
Current Facility
On July 29, 2010, TeamStaff GS entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to TeamStaff GS in an aggregate amount of up to $1.5 million, subject to the terms and conditions of the Loan Agreement. In November 2010, the Lender agreed, by means of an amendment to the Loan Agreement, to increase the maximum amount available under the facility from $1.5 million to $2.5 million. In February 2011 the Company and Lender further increased the maximum availability under the Loan Agreement by an additional $500,000 to $3.0 million and provided an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of TeamStaff GS’s accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. TeamStaff GS’s ability to request loan advances under the Loan Agreement is subject to: (i) computation of TeamStaff GS’s advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was initially for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.

Interest on the loan accrues on the daily unpaid balance of the loan advances secured by billed receivables. Following the February 2011 amendment to the Loan Agreement, the interest rate under the Loan and Security Agreement is the greater of (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at March 31, 2011 was 5.2%. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. At March 31, 2011, the amount of the unused availability under the line was $323,000. The amount outstanding as of March 31, 2011 was $1,474,000.
The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company’s ability to engage in certain transactions. Among other matters, under the loan agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. In addition, the Loan Agreement requires TeamStaff GS to maintain a minimum tangible net worth of at least $1,000,000 on a trailing 12-month basis. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after February 29, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company’s circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral.
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
(7) SHAREHOLDERS’ EQUITY
On March 31, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a limited number of accredited investors pursuant to which the Company sold an aggregate of $225,000 for 459,181 shares of its Common Stock to such persons in a private transaction (the “Equity Investment”). The purchasers participating in the transaction are members of the Company’s Board of Directors and management team (the “Purchasers”). The transaction closed on March 31, 2011. Of this amount, the Company received $150,000 in total cash proceeds for the purchase of the shares of Common Stock and three of the purchasers agreed with the Company to pay the purchase price for the shares of Common Stock by granting an offsetting credit to the Company for an amount equal to the purchase price and authorizing the Company to apply such credit against any obligation of the Company to such person within twelve months of the closing date, except for base salary. The shares to which the credit relates are to be held by the Company until the credit is applied and will be cancelled upon the one year anniversary to the extent the credit is not applied. The aggregate amount of such credits totaled $75,000. The Company intends to use these proceeds for general working capital. The value ascribed to the Equity Investment was based on the fair value of the Company’s stock on March 31, 2011.
(8) SUBSEQUENT EVENTS:
Management evaluated subsequent events through the date these financial statements were issued. Based on this evaluation, the Company has determined, except for the matter described below, that no subsequent events have occurred which require disclosure through the date that these financial statements are issued.
On May 5, 2011, TeamStaff GS entered into a single source Blanket Purchase Agreement with the DVA for the procurement of integrated medical support for the Department of Veterans Affairs’ Consolidated Mail Outpatient Pharmacy (“CMOP”) program. The tasks to be performed include pharmacy and pharmacy technician services in support of pharmacy production management at seven locations. The maximum total value under this award is expected to be approximately $140,000,000 pursuant to site-specific task orders to be rendered by the DVA. Work is expected to begin on July 1, 2011 and may continue for a five year term expiring April 30, 2016. The agreement is subject to the Federal Acquisition Regulations and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking and Cautionary Statements
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”), Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). TeamStaff desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this report: our ability to continue to recruit qualified healthcare and other professionals and administrative staff at reasonable costs; our ability to obtain any needed financing; our ability to attract and retain sales and operational personnel; our ability to secure contract awards, including the ability to secure renewals of contracts under which we currently provide services; our ability to enter into contracts with United States Government facilities and agencies on terms attractive to us and to secure orders related to those contracts; changes in the timing of orders for and our placement of professionals and administrative staff; the overall level of demand for the services we provide; the variation in pricing of the contracts under which we place professionals; our ability to manage growth effectively; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives); economic, business and political conditions domestically; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; our ability to carry out our business strategy; the loss of key officers, and management personnel; the competitive environment for our services; the effect of recognition by us of an impairment to goodwill and intangible assets; other tax and regulatory issues and developments; and the effect of adjustments by us to accruals for self-insured retentions.
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
Critical Accounting Policies and Estimates
See Note 2 of TeamStaff’s 2010 Annual Report on Form 10-K as well as “Critical Accounting Policies and Estimates” contained therein for a discussion on critical accounting policies and estimates.
Goodwill
In accordance with applicable accounting standards, TeamStaff does not amortize the goodwill associated with TeamStaff GS. TeamStaff continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2010, we performed a goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the TeamStaff GS unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that no impairment loss on goodwill was warranted at September 30, 2010. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill exceeded the carrying value at September 30, 2010 by more than 40%, resulting in no impairment charge being taken against goodwill. However, a non-renewal of a major contract or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge would be material to future periods’ results of operations.

If an impairment of all the goodwill became necessary, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the TeamStaff GS reporting unit.
Intangible Assets
As required by applicable accounting standards, TeamStaff does not amortize its tradenames, since such asset is an indefinite life intangible asset. TeamStaff continues to review its indefinite life intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that an asset’s carrying amount is greater than its fair value. At September 30, 2010, we performed an intangible asset impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the intangible assets based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that an impairment loss on intangible assets in the amount of $1.3 million was warranted at September 30, 2010. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of tradenames were less than the carrying value at September 30, 2010 by approximately $1.3 million, resulting in an impairment charge of that amount being taken against the tradenames. In addition, a non-renewal of a major contract or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of tradenames in future periods and a resulting charge would be material to future periods’ results of operations. If an additional impairment write off of all the tradenames and intangible assets became necessary, a charge of up to $2.6 million would be expensed in the Consolidated Statement of Operations. TeamStaff has concluded, at present, that there is not any required impairment of its tradenames.
Income Taxes
TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2011, the Company provided a 100% deferred tax valuation allowance of approximately $14.4 million.
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
Having completed an extensive review and analysis of its core competencies, prospective growth markets within the Federal and DoD space, and its competitiveness within the addressable markets, TeamStaff has determined its three principal lines of services for its 2011 fiscal year are as follows:

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
TeamStaff remains particularly dependent on the continuation of its relationship with the DVA. As previously reported, in January 2008 TeamStaff GS was issued purchase orders to provide support services at six of the DVA’s seven consolidated pharmacy distribution centers from the DVA national contracting office. Although the current task orders expired on December 31, 2009, continuation of services extensions for locations serviced by TeamStaff GS have been granted by the DVA to us through June 30, 2011 with respect to both pharmaceutical services and logistic services. The DVA released a new request for proposal related to pharmaceutical services in 2010 and the Company submitted a proposal in a timely manner. The DVA has not as of yet published a request for proposals with respect to the provision of logistic services at these locations. On May 5, 2011, TeamStaff GS entered into a single source Blanket Purchase Agreement with the DVA for the procurement of pharmaceutical services at all seven of the DVA’s consolidated pharmacy distribution centers. This is expected to result in an increase in the annual run-rate of pharmaceutical services provided by the Company over that being performed under the expiring contracts as the maximum total value under this award is expected to be approximately $140,000,000 pursuant to site-specific task orders to be rendered by the DVA. The terms of these arrangements are expected to begin on July 1, 2011 and may continue for a five year term expiring April 30, 2016. The agreement is subject to the Federal Acquisition Regulations and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement.
TeamStaff’s new leadership and management team possess significant experience in operating and growing government services businesses and manages over 800 employees in over 20 states. Committed to providing top-quality services, TeamStaff’s managers are trained and certified (where applicable) in management processes utilized by the DoD and other Federal agencies. TeamStaff GS has developed a strong track record of delivering best-value and on-schedule services to its varied clients. TeamStaff has an on-going process to tailor its infrastructure to align with its remaining core business of government services.

Recent Business Trends
TeamStaff has developed a strategic plan which leverages the core competencies of TeamStaff GS in the areas of: (1) Logistics and Technical Services, (2) Healthcare Delivery Solutions and (3) Contingency & Staff Augmentation Services. The Company has a long history of providing these services to federal clients, the DVA in particular. The ompany has transitioned its executive management team to better align with its government services focus and the new business development focus will seek to compete in a much larger scale for business opportunities in the three lines of business cited above. All commercial staffing business and resources have been divested or replaced.
During the second quarter of fiscal 2011, the government services market overall was severely impacted by the Federal governments’ dependence upon a Continuing Resolution for fiscal year funding. Many government contract awards were delayed, while others were operating with reduced funding. TeamStaff weathered this period with no significant erosion to its work level or revenue stream during the second quarter of fiscal 2011 and was able to achieve a significant reduction in its loss from operations after achieving an improved gross margin and significantly reducing Selling, General and Administrative expenses.
Management remains committed to expanding its business with the DVA, which has been our largest customer (95% of revenue in fiscal 2010) followed by the DoD, while leveraging its strengths to profitably grow new business in adjacent logistics and healthcare accounts. Having developed a more robust pipeline of new business opportunities for both near-term and long-term objectives, we continue to see delays in government agency awards, due in part, to the Continuing Resolution and shortage in the government acquisition workforce. New business development processes have been put into place and new resources with successful track records in these areas have been secured. Over recent months the Company has developed a substantial new business pipeline and is working to implement an accelerated growth plan though the typical sales cycle is 18 to 24 months for major awards. In addition, the Company has established several new teaming and partnership arrangements with key companies with a view to assisting in profitably growing the business. Meanwhile expenditures continue to be constrained and the Company has implemented cost reduction initiatives such as: indirect personnel hiring freeze and headcount reductions; a temporary furlough program and salary freezes; restricted travel; terminated non-value added vendor agreements and negotiated significant cost reductions with continuing vendors.; and consolidated our benefit plans, resulting in additional savings.
Though our nation’s economy continues to create headwinds for all markets, management has found that many government services industry analysts project a favorable market outlook. Based on its research and market analysis, management believes that the federal government’s healthcare budget remains a top priority and that U.S. Defense Logistics Agency will continue to be the largest contractor base agency. Further, there has been an increase in mergers and acquisition activity within the government services space due to an interest on the part of acquirers to reposition capability and customer portfolios in areas where future growth is anticipated. Management also believes that the most significant of the federal government’s in-sourcing efforts have been completed. Further, management has found that many analysts continue to view the federal services market remains as an attractive growth area with quality customer credit (i.e. federal government) as a focus of buyer group portfolios and that strategically-focused and niche firms that can offer a differentiated product or service offering to support high demand areas will be considered higher value companies. Although we cannot provide any assurances of our growth or profitability, based on these factors, management believes that TeamStaff’s new strategic direction to leverage and invest in its government services strengths within its market sector offers the potential for significantly enhanced shareholder value in the foreseeable future.
Further, under the new leadership team, the Company has developed a substantial qualified pipeline of opportunities to bid for contracts with DoD and other Federal agencies through fiscal year 2012. Many of these are through teaming arrangements with other strategic partner companies.

Results of Operations
The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
Condensed Consolidated Statement of Operations:	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Direct Expenses	85.6%	90.1%	86.6%	88.7%

Gross Profit	14.4%	9.9%	13.4%	11.3%
Selling, general and administrative	14.9%	18.7%	14.9%	16.9%
Officer Severance	0.0%	0.0%	0.0%	1.5%
Depreciation and amortization expense	0.3%	0.3%	0.3%	0.3%

(Loss) income from operations	-0.8%	-9.1%	-1.8%	-7.4%
Other income (expense)	-1.0%	-0.8%	-0.8%	-0.5%

(Loss) income from continuing operations before tax	-1.8%	-9.9%	-2.6%	-7.9%
Income tax expense (benefit)	0.0%	-0.1%	0.0%	0.0%

(Loss) income from continuing operations	-1.8%	-10.0%	-2.6%	-7.9%
Loss from discontinued operation	0.0%	-0.3%	0.0%	-5.6%

Net loss	-1.8%	-10.3%	-2.6%	-13.5%

Revenues from TeamStaff’s operations for the three months ended March 31, 2011 and 2010 were $10.4 million and $9.8 million, respectively, which represent an increase of $0.6 million or 6% over the prior fiscal year period. The increase in revenues is due primarily to the impact of increased overtime as well as net increases in headcount at certain Government facilities related to federal government “out sourcing” certain positions.
Revenues from TeamStaff’s operations for the six months ended March 31, 2011 and 2010 were $21.0 million and $20.6 million respectively, which represents an increase of $0.4 million or 1.9% over the prior fiscal period. The increase in revenues from continuing operations is due primarily to the impact of increased overtime as well as net increases in headcount at certain Government facilities related to federal government “out sourcing” certain positions.
Direct expenses for the three months ended March 31, 2011 and 2010 were $8.9 million and $8.8 million, respectively. As a percentage of revenue, direct expenses were 85.6% and 90.1%, respectively, for the three months ended March 31, 2011 and 2010. See the discussion on gross profit directly below for an explanation of the decrease in direct expenses as a percentage of revenue.
Direct expenses for the six months ended March 31, 2011 and 2010 were $18.2 million and $18.3 million. As a percentage of revenue, direct expenses were 86.6% and 88.7%, respectively, for the six months ended March 31, 2011 and 2010. See the discussion on gross profit directly below for an explanation of the reduction in direct expenses as a percentage of revenue.
Gross profit for the three months ended March 31, 2011 and 2010 were $1.5 million and $1.0 million, respectively which represents an increase of $0.5 million or 50% over the prior fiscal year period. Gross profit from continuing operations, as a percentage of revenue, was 14.4% and 9.9%, for the three months ended March 31, 2011 and 2010, respectively. The key drivers for the period over period increase in gross profit (as a percentage of revenue) were greater overtime at certain government facilities which earn a higher gross profit margin and a reduction in direct expenses of approximately $0.2 million related to obtaining an independent trustee consent in fiscal 2011 to utilization of surplus assets in a medical benefit plan which the Company had previously funded in connection with a completed commercial contract.
Gross profit for the six months ended March 31, 2011 and 2010 were $2.8 million and $2.3 million, respectively which represents an increase $0.5 million or 22% over the prior fiscal year period. Gross profit from continuing operations, as a percentage of revenue, was 13.4% and 11.3%, for the six months ended March 31, 2011 and 2010, respectively. The key drivers for the period over period increase in gross profit (as a percentage of revenue) are greater overtime at certain government facilities which earn a higher gross profit margin and a reduction in direct expenses of approximately $0.2 million related to obtaining independent trustee consent in the second quarter of fiscal 2011 to utilization of surplus assets in a benefit plan which the Company had previously funded in connection with a no longer on-going commercial contract.
Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2011 and 2010 were $1.6 million and $1.8 million, respectively, which represent a decrease of $0.2 million, or 11.1%. The decrease is primarily due to cost reduction initiatives, which have included: headcount reductions; a temporary furlough program; and negotiating significant cost reductions with vendors.

SG&A expenses for the six months ended March 31, 2011 and 2010 were $3.1 million and $3.5 million, respectively, which represent a decrease of $0.4 million, or 11.4%. The decrease reflects cost reduction initiatives, which have included: headcount reductions; a temporary furlough program; and negotiating significant cost reductions with vendors. Officer severance for the Company’s former Chief Executive Officer in the amount of $0.3 million during the six months ended March 31, 2010 did not reoccur in the six months ended March 31, 2011.
Depreciation and amortization expense was approximately $28,000 and $27,000 for the three months ended March 31, 2011 and 2010, respectively.
Depreciation and amortization expense was approximately $59,000 and $53,000 for the six months ended March 31, 2011 and 2010, respectively.
Loss from operations for the three months ended March 31, 2011 was $0.1 million as compared to loss from operations for the three months ended March 31, 2010 of $.9 million. This represents an improvement of $0.8 million in results from operations from the prior fiscal period. The improvement is due to the above mentioned increase in gross profits and reduction in SG&A expenses for the three months ended March 31, 2011.
Loss from operations for the six months ended March 31, 2011 was $0.4 million as compared to loss from operations for the six months ended March 31, 2010 of $1.5 million. This represents an improvement of $1.1 million in results from operations from the prior fiscal period. The improvement is due to the above mentioned increase in gross profits, reduction in SG&A expenses and non-recurring of officer severance in the six months ended March 31, 2011.
Interest income and other income were negligible for the three and six months ended March 31, 2011 and 2010. The comparative increases in interest income arose due to increased collateral deposits.
Interest expense for the three months ended March 31, 2011 and 2010 was approximately $62,000 and $30,000 respectively. The increase of $32,000 was due to increased borrowings with our existing credit facility.
Interest expense for the six months ended December 31, 2010 and 2009 was approximately $107,000 and $53,000 respectively. The increase of $54,000 was due to increased borrowings with our existing credit facility.
The Company recorded other expense of $40,000 and $56,000, for the three months ended March 31, 2011 and 2010, respectively, and $59,000 and $57,000 for the six months ended March 31, 2011 and 2010, respectively, related to legal representation and investigation and dispute related costs incurred in connection with the Federal Grand Jury subpoena issued to our subsidiary formerly known as RS Staffing Services on April 17, 2007. The subpoena requested production of certain documents dating back to 1997. The Company acquired RS Staffing effective as of June 2005. These expenses are classified as non-operating expenses because the subpoena relates to activity prior to the acquisition.
The Company has provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company did not record a Federal or State tax benefit for the three months ended March 31, 2011 and 2010.
Loss from continuing operations for the three months ended March 31, 2011 was $0.2 million, or $0.04 per basic and diluted share, as compared to loss from continuing operations of $1.0 million, or $0.20 per basic and diluted share, for the three months ended March 31, 2010.

Loss from continuing operations for the six months ended March 31, 2011 was $0.5 million, or $0.10 per basic and diluted share, as compared to loss from continuing operations of $1.6 million, or $0.33 per basic and diluted share, for the six months ended March 31, 2010.
There was no net income or loss from discontinued operations for the three months or six months ended March 31, 2011.
Loss from discontinued operations for the three months ended March 31, 2010 was $25,000 or $0.00 per basic and diluted share arising from operations of the TeamStaff Rx discontinued business.
Loss from discontinued operations for the six months ended March 31, 2010 was $1.2 million or $0.23 per basic and diluted share, with loss from operations of the TeamStaff Rx discontinued business of $0.8 million. This includes the operating loss as well as a charge of $0.1 million for severance to certain TeamStaff Rx employees and $0.3 million in various accrued expenses related to the sale and shut down of the business. Loss from disposal of the TeamStaff Rx discontinued business was $0.3 million. Included in this loss are expenses approximating $0.3 million principally from recognition of the remaining unfunded operating lease payments, net of estimated rent subsidy, as well as legal expenses related to the sale.
Net loss for the three months ended March 31, 2011 was $0.2 million, or $0.04 per basic and diluted share, as compared to net loss of $1.0 million, or $0.20 per basic and diluted share, for the three months ended March 31, 2010. This represents a reduction in net loss of $0.8 million primarily due to improved gross profit of $0.5 million coupled with reductions of $0.3 million in SG&A expenses.
Net loss for the six months ended March 31, 2011 was $0.5 million, or $0.10 per basic and diluted share, as compared to net loss of $2.8 million, or $0.56 per basic and diluted share, for the six months ended March 31, 2010. This represents a reduction in net loss of $2.3 million primarily due to improved gross profit of $0.5 million and reductions of $0.4 million in SG&A expenses, as well as both officer severance in the amount of $0.3 million and loss from discontinued operations of $1.2 million recorded in the six months ended March 31, 2010 and not in the six months ended March 31, 2011
Potential Contractual Billing Adjustments
TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it had employees staffed on contract assignments. These adjustments are due to changes in the contracted wage determination rates for these contract employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At March 31, 2011, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and the related accrued salary and benefits for direct costs approximates $8.7 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2011. In addition, TeamStaff is in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2011 based on current discussions and collection efforts. Because these amounts are subject to further government review, no assurances can be given that we will indeed receive the amounts recorded as accounts receivable, any additional billings from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.
Liquidity and Capital Resources; Commitments
At March 31, 2011, the Company had a net working capital deficit of approximately $3.7 million and an accumulated deficit of approximately $61.6 million. The Company has a limited amount of cash and equivalents at March 31, 2011 and will be required to rely on operating cash flow and periodic funding, to the extent available, from its line of credit to sustain the operations of the Company unless it elects to pursue and is successful in obtaining additional debt or equity funding.

In an effort to improve our cash flows and financial position, we have recently taken measures which are expected to enhance our liquidity by approximately $1,000,000 as a result of increasing the maximum availability of our credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. As of February 14, 2011, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to us if we determine, prior to February 28, 2012, that such funds are required (the “Commitments”). As described in Note 7 to the accompanying financial statements, $150,000 of such capital was provided in cash on March 31, 2011 through the equity investments provided by members of our board and management team. In addition, a further $75,000 of credits were granted by certain individuals against Company obligations due such persons. In addition, as described in greater detail below, on February 9, 2011, we entered into a further amendment of our Loan Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase our maximum availability under the Loan Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; limited to eligible accounts receivable.
Management believes that: (a) cash and cash equivalents of approximately $1.3 million as of March 31, 2011, (b) the available capital pursuant to the Commitments, (c) the amounts available under its line of credit (which, in turn, is limited by the amount of eligible assets), (d) forecasted operating cash flow, (e) the ultimate non-payment of certain liabilities we are currently contesting (classified as current at March 31, 2011) in fiscal 2011, or the applicable portion of 2012 and (f) the effects of cost reduction programs and initiatives, will be sufficient to support our operations for twelve months from the date of these financial statements. However, should any of these factors not occur substantially as currently expected, there could be a material adverse effect on our ability to access the level of liquidity necessary for us to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects.
Due to the foregoing and to address any need for additional capital, we intend to pursue equity, equity-based and/or debt financing alternatives or other financing in order to raise needed funds. While the remaining Commitments are unconditional, the specific terms of any financing which we may request under the Commitments are subject to final negotiation among the parties and the approval of members of our Board of Directors that are independent of the remaining other parties involved in accordance with our policy for approving related-party transactions. Further, the transactions will also be required to be structured in such a manner so as to comply with the listing requirements of the Nasdaq Stock Market. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders will be diluted. Further, if additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities. Except for the remaining Commitments, we do not have any firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising any additions capital from financings, or that additional financing, if at all available, can be obtained on acceptable terms to us. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations, financial condition, cash flows and liquidity.
Cash from operating activities
Net cash used in operating activities for the six months ended March 31, 2011 was $1.1 million. This decrease in cash was primarily driven by net loss, an increase in accounts receivable due to a slowdown in cash collections that occurred during this period and a decrease in the accrued expenses.
Net cash used in operating activities for the six months ended March 31, 2010 was $.0.9 million. This decrease in cash was primarily driven by net losses offset by an increase in accounts payable, accrued payroll and accrued expenses.
Cash from investing activities
Net cash used in investing activities for the six months ended March 31, 2011 was $12,000 for costs related to the purchase of fixed assets.
Net cash used in investing activities for the six months ended March 31, 2010, included proceeds of $375,000 on the disposal of Teamstaff RX, offset by $152,000 primarily for costs associated with the purchase and implementation of a new computer operating systems for TeamStaff GS to fulfill Defense Contract Audit Agency costs accounting system requirements for the award of certain larger value government contracts.

Cash from financing activities
Net cash provided by financing activities was $1.2 million for the six months ended March 31, 2011. The increase is primarily the result of borrowing $1.1 million on the credit facility to fund operations during the six months ended March 31, 2011 and the receipt of $150,000 cash proceeds from the Commitments.
Net cash used in financing activities for the six months ended March 31, 2010 was $0.1 million used to pay off in full capital lease obligations related to the discontinued operation as well as scheduled repayment of capital lease obligations for continuing operations.
Cash Flows
As of March 31, 2011, TeamStaff had cash and cash equivalents of $1.3 million and net accounts receivable of $12.0 million. At March 31, 2011, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million and was unbilled at March 31, 2011. At March 31, 2011 there was $1.5 million of debt outstanding under the Loan Agreement. As of September 30, 2010, there was $0.4 million of debt outstanding. Unused availability (as defined) totaled $0.03 million and $0.6 million, at March 31, 2011 and September 30, 2010, respectively, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. The average daily outstanding balance on the facility for the six months ended March 31, 2011 was $1.2 million. As of March 31, 2011, we had a working capital deficit of $3.7 million. The Company also classifies a $1.5 million note payable related to the acquisition of RS Staffing Services as a current liability (See Note 4 of Notes to Consolidated Financial Statements). However, the Company plans to pursue its right of offset against the note for legal expenses incurred and has a good faith belief that we will recover such amounts. The Company believes that it has adequate liquidity resources to fund operations over the next twelve months in view of the additional funding committed by the Company’s Lender and other parties in February 2011 as discussed in the notes to the consolidated financial statements.
Loan Facility
On July 29, 2010, TeamStaff GS entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to TeamStaff GS in an aggregate amount of up to $1.5 million, subject to the terms and conditions of the Loan Agreement. In November 2010, the Lender agreed, by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million (See Note 6). In February 2011 the Company and Lender further increased the maximum availability under the Loan Agreement by an additional $500,000 to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of TeamStaff GS’s accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. TeamStaff GS’s ability to request loan advances under the Loan Agreement is subject to: (i) computation of TeamStaff GS’s advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) and subject to certain requirements discussed in Note 6 multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was initially for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.
Interest on the loan accrues on the daily unpaid balance of the loan advances secured by billed receivables. Following the February 2011 amendment to the Loan Agreement, the interest rate under the Loan and Security Agreement is the greater of: (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at March 31, 2011 was 5.2%. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. At March 31, 2011, the amount of the unused availability under the line was $323,000. The amount outstanding as of March 31, 2011 was $1,474,000.

The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company’s ability to engage in certain transactions. Among other matters, under the Loan Agreement, we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. In addition, the Loan Agreement requires TeamStaff GS to maintain a minimum tangible net worth of at least $1,000,000 on a trailing 12-month basis. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after February 29, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company’s circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral.
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
Payroll Taxes
As described in greater detail in the notes to the consolidated financial statements, TeamStaff had received notices from IRS claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, the remaining liability ($1.2 million at March 31, 2011) has been recorded in accounts payable. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations.

Contractual Obligations

Contractual		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Debt (1)	$2,991	$2,987	$4	$—
Operating Leases (2)	595	266	291	38

Total Obligations	$3,586	$3,253	$295	$38

(1)	Represents the maximum amount of notes payable related to the acquisition of TeamStaff GS, and capital lease obligations.

(2)	Represents lease payments net of sublease income, including those of discontinued operations.
Employment Agreements
On December 1, 2010, the Company named John F. Armstrong as our Executive Vice President of Corporate Development. On February 7, 2011, the Company and Mr. Armstrong entered into an employment agreement. The following is a description of the terms of employment agreed upon by the Company and Mr. Armstrong. Mr. Armstrong’s appointment as Executive Vice President of Corporate Development commenced December 1, 2010 and the employment agreement will expire on November 30, 2013. Mr. Armstrong will receive an initial base salary of $215,000 per annum. Mr. Armstrong may receive an annual bonus of up to 50% of base salary based on performance targets and other key objectives established by the Management Resources and Compensation Committee of the board of directors. Target bonus will be adjusted by 2% of base salary for every 1% of variance between targets and actual results and no bonus will be awarded if results are less than 90% of target and no bonus will exceed 70% of base salary. For the Company’s 2011 fiscal year, $40,000 of the potential bonus will be guaranteed provided Mr. Armstrong remains employed as of the date on which the bonus payment is made. The Company granted Mr. Armstrong options to purchase 250,000 shares of common stock under our 2006 Plan. The options vested or shall vest as follows: 50,000 options vested immediately; 100,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $3.00 per share for ten consecutive trading days; an additional 50,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $5.00 per share for ten consecutive trading days; and an additional 50,000 options shall vest if the closing price of the Company’s common stock equals or exceeds $7.00 per share for ten consecutive trading days. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company’s common stock on the date his employment commenced.
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
TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. If interest rates in these periods decrease, TeamStaff’s workers’ compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, TeamStaff, Inc., effective in July 29, 2010, interest on our revolving credit facility accrues on the daily unpaid balance of the loan advances secured by billed receivables. Following the February 2011 amendment to this arrangement, the applicable interest rate is the greater of (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at March 31, 2011 was 5.2%. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. Material increases in the Prime rate could have an adverse effect on our results of operations, the status of the revolving credit facility as well as interest costs.

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
Changes in Internal Controls
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The government has advised TeamStaff that the DOJ has no intent to charge TeamStaff or any of its subsidiaries or employees in connection with the Federal investigation of contract practices at various government owned/contractor operated facilities. TeamStaff remains committed to cooperate with the DOJ’s investigation of other parties.
The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services; (i) a $3.0 million promissory note, of which $1.5 million in principal and interest of $150,000 was paid in June 2006 (ii) and common stock in the Company. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with the investigation. Effective June 1, 2007, the Company and former owners of RS Staffing Services reached an agreement to extend the due date from June 8, 2007 to December 31, 2008 with respect to the remaining $1.5 million principal payable and accrued interest payable. Such agreement was extended to August 31, 2010, but has not been further renewed. As of March 31, 2011, the amount has not been settled and negotiations with the former owners of RS Staffing Services are as yet to be resolved. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and dispute in the amount of $40,000 and $56,000 in the three months ended March 31, 2011 and 2010 and $59,000 and $57,000 in the six months ended March 31, 2011 and 2010, respectively, as a component of other income (expense). Cumulative costs related to this matter approximate $1.8 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company has notified the former owners of RS Staffing Services that it is the Company’s intention to exercise its right to set-off the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services. The former owners of RS Staffing Services have notified the Company of their disagreement with the Company’s course of action and of the alleged existence of partial counter-claims based on the Company’s alleged failure to permit them to transfer certain shares of the Company’s stock at a time when the Company’s per share price was higher than its current per share price. The parties have unsuccessfully attempted to negotiate a settlement and the claimants have indicated their intention to proceed to mediation, as provided for in the stock purchase agreement.
The Company will pursue the recovery as a right of offset in future periods. Management has a good faith belief that the Company will recover such amounts; however, generally accepted accounting principles preclude the Company from recording an offset to the note payable to the former owners of RS Staffing Services until the final amount of the claim is settled and determinable. At present, no assurances can be given that the former owners of RS Staffing Services would not pursue action against us or that the Company will be successful in the offset of such amounts against the outstanding debt and accrued interest from notice date forward, if any, or in defending the partial counter-claims. Accordingly, the Company has expensed costs incurred related to the investigation through March 31, 2011.
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
TeamStaff is engaged in no other litigation, which would be anticipated to have a material adverse impact on TeamStaff’s results of operations, financial position or cash flows.

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
As previously reported, on March 31, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a limited number of accredited investors pursuant to which the Company sold an aggregate of $225,000 of shares of its Common Stock to such persons in a private transaction (the “Equity Investment”). The purchasers participating in the transaction are members of the Company’s Board of Directors and management team (the “Purchasers”). Pursuant to the Purchase Agreement, the Company sold to the Purchasers a total of 459,181 shares of its Common Stock. The transaction closed on March 31, 2011. Of this amount, the Company received $150,000 in total cash proceeds for the purchase of the shares of Common Stock and three of the purchasers, agreed with the Company to pay the purchase price for the shares of Common Stock by granting an offsetting credit to the Company for an amount equal to the purchase price and authorizing the Company to apply such credit against any obligation of the Company to such person within twelve months of the closing date, except for base salary. The aggregate amount of such credits totaled $75,000. The Company intends to use these proceeds for general working capital. The value ascribed to the shares issued in the Equity Investment was based on the fair value of the Company’s common stock on March 31, 2011. Based in part upon the representations of the Purchasers in the Purchase Agreement, the shares of Common Stock were offered and sold in a private placement to accredited investors (as such term is defined in Rule 501(a), as promulgated under the Securities Act of 1933, as amended), without registration under the Securities Act and the securities laws of certain states, in reliance on the exemption provided by Section 4(2) of the Securities Act and similar exemptions under applicable state laws. The securities sold in the Equity Investment may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
We have entered into a Loan Agreement with Presidential Financial Corporation (“Lender”) which requires compliance with customary covenants and restrictions on our ability to, among other things, dispose of certain assets, engage in certain transactions, incur indebtedness and pay dividends, and TeamStaff GS’s tangible net worth. As part of the amendment to the Loan Agreement we entered into with the Lender on February 9, 2011, the Lender agreed to waive our non-compliance with the covenant under the Loan Agreement to furnish them with a copy of TeamStaff GS’ financial statements within 90 days after the end of its fiscal year.

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

10.3	*	Form of Subscription Agreement
10.4	*	Form of Subscription Agreement
31.1	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.2	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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
Dated: May 16, 2011