Form 10-Q
period 2011-06-30
TEAMSTAFF INC
filed 2011-08-15
CIK 785557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 0-18492

TEAMSTAFF, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-1899798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1776 Peachtree Street, NW
Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

(866) 952-1647

(Registrant’s telephone number, including area code)

1 Executive Drive, Suite 130, Somerset, NJ 08873

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,691,183 shares of Common Stock, par value $.001 per share, were outstanding as of August 9, 2011.

TEAMSTAFF, INC.

FORM 10-Q

For the Quarter Ended June 30, 2011

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	(unaudited)
	June 30,	September 30,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$711	$1,187
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2011 and September 30, 2010	12,500	11,324
Prepaid workers’ compensation	451	512
Assets from discontinued operation	270	—
Other current assets	215	344
Total current assets	14,147	13,367

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	177	2,259
Computer equipment	102	215
Computer software	632	960
Leasehold improvements	15	12
	926	3,446

Less accumulated depreciation and amortization	(671)	(3,112)
Equipment and improvements, net	255	334

TRADENAMES	2,583	2,583

GOODWILL	8,595	8,595

OTHER ASSETS
Debt agreement costs	73	—
Other assets	448	360
Total other assets	521	360

TOTAL ASSETS	$26,101	$25,239

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	(unaudited)
	June 30,	September 30,
	2011	2010
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Loan payable	$2,169	$362
Notes payable	200	1,500
Current portion of capital lease obligations	10	18
Accrued payroll	10,348	10,910
Accounts payable	1,841	1,887
Accrued expenses and other current liabilities	1,749	1,872
Liabilities from discontinued operation	232	289
Total current liabilities	16,549	16,838

LONG TERM LIABILITIES
Capital lease obligations, net of current portion	2	8
Long term note payable	1,500	—
Other long term Liability	1	5
Total long term liabilities	1,503	13

Total liabilities	18,052	16,851

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 5,693 at June 30, 2011 and 5,105 at September 30, 2010, outstanding 5,691 at June 30, 2011 and 5,103 at September 30, 2010	6	5
Additional paid-in capital	69,823	69,503
Accumulated deficit	(61,756)	(61,096)
Treasury stock, 2 shares at cost at June 30, 2011 and September 30, 2010	(24)	(24)
Total shareholders’ equity	8,049	8,388

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,101	$25,239

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(Unaudited)
	For the Three Months Ended
	June 30,	June 30,
	2011	2010
REVENUES	$10,579	$10,079
DIRECT EXPENSES	9,066	8,740
GROSS PROFIT	1,513	1,339
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,760	1,783
DEPRECIATION AND AMORTIZATION	28	34
Loss from operations	(275)	(478)
OTHER INCOME (EXPENSE)
Interest income	—	7
Interest expense	(111)	(47)
Other expense	(7)	—
Other income, net	2	10
Legal expense related to pre-acquisition activity of acquired company	(19)	(35)
	(135)	(65)
Loss from continuing operations before income taxes	(410)	(543)
INCOME TAX EXPENSE	—	(33)
Loss from continuing operations	(410)	(576)
GAIN FROM DISCONTINUED OPERATION
Other income	270	—
Gain from discontinued operation	270	—
NET LOSS	$(140)	$(576)
LOSS PER SHARE - BASIC AND DILUTED
Loss from continuing operations	$(0.07)	$(0.11)
Gain from discontinued operation	0.05	—
Net loss per share	$(0.02)	$(0.11)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	5,663	5,080

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(Unaudited)
	For the Nine Months Ended
	June 30,	June 30,
	2011	2010
REVENUES	$31,598	$30,667
DIRECT EXPENSES	27,259	26,997
GROSS PROFIT	4,339	3,670
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,883	5,272
OFFICER SEVERANCE	—	310
DEPRECIATION AND AMORTIZATION	87	87
Loss from operations	(631)	(1,999)
OTHER INCOME (EXPENSE)
Interest income	7	12
Interest expense	(218)	(100)
Other expense	(14)	—
Other income, net	4	12
Legal expense related to pre-acquisition activity of acquired company	(78)	(92)
	(299)	(168)
Loss from continuing operations before income taxes	(930)	(2,167)
INCOME TAX EXPENSE	—	(43)
Loss from continuing operations	(930)	(2,210)
GAIN (LOSS) FROM DISCONTINUED OPERATION
Other income	270
Loss from disposal	—	(349)
Loss from operations	—	(810)
Gain (loss) from discontinued operation	270	(1,159)
NET LOSS	$(660)	$(3,369)
LOSS PER SHARE - BASIC AND DILUTED
Loss from continuing operations	$(0.17)	$(0.44)
Gain (loss) from discontinued operation	0.05	(0.23)
Net loss per share	$(0.12)	$(0.67)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	5,308	5,009

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in thousands)

	(Unaudited)
	For the Nine Months Ended
	June 30,	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(660)	$(3,369)
Adjustments to reconcile net loss to net cash used in operating activities, net of divested business:
Depreciation and amortization	89	87
Compensation expense related to employee stock option grants	64	88
Compensation expense related to employee restricted stock grants	14	161
Compensation expense related to director restricted stock grants	20	57
Other non-cash compensation	6	—
Loss on retirement of equipment	17	1
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	(1,176)	(72)
Other current assets	190	49
Other assets	(90)	(82)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(538)	219
Other long term liabilities	(4)	(8)
Cash flows from discontinued operation	(270)	1,386
Net cash used in operating activities	(2,338)	(1,483)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(24)	(191)
Net cash provided by (used in) investing activities	(24)	(191)
CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on revolving line of credit	1,807	—
Repayments on capital lease obligations	(14)	(15)
Proceeds from sale of Common Stock	150
Cash flows from discontinued operation	(57)	(83)
Net cash provided by (used in) financing activities	1,886	(98)
Net decrease in cash and cash equivalents	(476)	(1,772)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,187	2,992
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$711	$1,220
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$210	$26
Cash paid during the period for income taxes	$31	$94

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 (UNAUDITED)

(1)      ORGANIZATION AND BUSINESS:

TeamStaff, Inc. and its subsidiaries (“TeamStaff” or the “Company”, also referred to as “we,” “us” and “our”), provide a range of logistics, healthcare support and technical services to the United States Department of Veterans Affairs (“DVA”), the United States Department of Defense (“DoD”) and other US governmental entities. TeamStaff’s primary operations are conducted through its subsidiary TeamStaff Government Solutions, Inc. (“TeamStaff GS”), located in Loganville, Georgia and its principal executive office is located at 1776 Peachtree Street, NW, Atlanta, Georgia 30309, where its telephone number is (866) 952-1647.

Company History

TeamStaff is a New Jersey corporation that was founded in 1969.  Today, TeamStaff is a national provider and prime contractor of logistics, healthcare delivery and other technical services to Federal Agencies, including the DVA and the DoD with over 800 employees performing in over 20 states throughout the country.  In early 2010, the Company took important steps toward enhancing the value of TeamStaff by completing the divestiture of its commercial staffing business (TeamStaff Rx) and fully focusing its efforts on the government services market. The closing of this transaction occurred on January 4, 2010. As discussed in Note 3 to these consolidated financial statements, where additional information about this transaction is provided, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx have been reclassified in the accompanying consolidated financial statements as a discontinued operation.  In connection with the refocusing of its operations, the Company completed a national search and appointed Zachary Parker as its President and Chief Executive Officer.  Mr. Parker has subsequently transitioned the Company’s executive and senior management team as well as its corporate infrastructure to better position the Company as a government services provider.

At present, TeamStaff GS, is the Company’s only operating subsidiary.  TeamStaff’s other wholly-owned subsidiaries include DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., TeamStaff Rx, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization (“PEO”) business in fiscal year 2004 and other Company business changes, these “other” subsidiaries are inactive.

(2)      LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES:

Liquidity

At June 30, 2011, the Company had a net working capital deficit of approximately $2.4 million and an accumulated deficit of approximately $61.8 million. For the year ended September 30, 2010, the Company incurred an operating loss and net loss of approximately $4.3 million and $5.8 million, respectively, and incurred an operating loss and net loss of approximately $0.6 million and $0.7 million respectively, for the nine months ended June 30, 2011. The Company has a limited amount of cash and cash equivalents at June 30, 2011 and will be required to rely on operating cash flow and periodic funding, to the extent available, from its line of credit to sustain the operations of the Company unless it elects to pursue and is successful in obtaining additional debt or equity funding, as discussed below, or otherwise.

In an effort to improve the Company’s cash flows and financial position, the Company, in fiscal 2011, has taken measures which are expected to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, the Company’s largest shareholder, Wynnefield Capital, Inc., and certain of its directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to the Company if it determines, prior to February 28, 2012, that such funds are required (the “Commitments”). As described in Note 7, $150,000 of such capital was provided on March 31, 2011 and $350,000 of such capital was provided subsequent to June 30, 2011.  In addition, as described in Note 6, on February 9, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable. At June 30, 2011 the amount available was $188,000. In addition, as described in greater detail below, the parties agreed to amend certain other provisions of the Loan Agreement, including an extension of the term of the Loan Agreement for an additional year and the Lender agreed not to seek to terminate the Loan Agreement without cause until after February 29, 2012. In addition, pursuant to its current credit facility, the financial institution also has the ability to terminate the Company’s line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company’s circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the financial institution has not declared an event of default.

Management believes, at present, that: (a) cash and cash equivalents of approximately $0.7 million as of June 30, 2011; (b) the $350,000 of capital available pursuant to the Commitments (which was provided subsequent to June 30, 2011); (c) the amounts available under its line of credit (which, in turn, is limited by a portion of the  amount of eligible assets); (d) forecasted operating cash flow; (e) the ultimate non-payment of certain liabilities currently contested by the Company (classified as current at June 30, 2011) in fiscal 2011, or the applicable portion of 2012 and (f) effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of these factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, financial position, results of operations and future prospects. Due to the foregoing there could be a future need for additional capital and the Company may pursue equity, equity-based and/or debt financing alternatives or other financing in order to raise any needed funds. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

The Company derives a substantial amount of revenue from agencies of the Federal government and on May 5, 2011 was awarded a single source Blanket Purchase Agreement with the DVA for the procurement of integrated medical support for the Department of Veterans Affairs’ Consolidated Mail Outpatient Pharmacy (“CMOP”) program. This award represents both retention of existing work and expansion of new business at additional DVA locations. The tasks to be performed include project management and a range of pharmaceutical services in support of performance-based pharmaceutical production management at several DVA locations. The maximum total value under this award is expected to be approximately $140,000,000 pursuant to site-specific task orders to be rendered by the DVA during a five-year term expiring April 30, 2016. Work under this contract is expected to begin by October 1, 2011. The agreement is subject to the Federal Acquisition Regulations and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement.  This agreement effectively provides for renewal and expansion of contracts that generated, in aggregate, approximately 45% of its revenue in the year ended September 30, 2010, in respect of which the Company currently holds order cover through December 31, 2011 under existing contracts. In addition, the Company also holds contractual order cover through December 31, 2011 in respect of DVA contracts that generated close to a further 50% of its revenue in the year ended September 30, 2010, which are not currently the subject of requests for proposals and may in due course be further extended by the DVA on a sole source basis, although no assurances can be given that this will occur.

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

The accompanying consolidated financial statements include the accounts of TeamStaff and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The results of operations, cash flows, and related assets and liabilities of TeamStaff Rx have been reclassified to a discontinued operation in the accompanying consolidated financial statements from those of continuing businesses for all periods presented.

Revenue Recognition

TeamStaff accounts for its revenues in accordance with ACS 605-45, Reporting Revenues Gross as a Principal Versus Net as an Agent, and SAB 104, Revenue Recognition. TeamStaff recognizes all amounts billed to its customers as gross revenue because, among other things, TeamStaff is the primary obligor in the contract.  TeamStaff has pricing latitude and is at risk for the payment of its direct costs TeamStaff also recognizes as gross revenue its unbilled receivables, on an accrual basis.  These amounts relate to services performed by employees which have not yet been billed to the customer as of the end of the accounting period.

TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it had employees performing in accordance with contract requirements. These adjustments are due to changes in the contracted wage determination rates. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay their employees no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At June 30, 2011, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and the related accrued salary and benefits for direct costs approximates $8.7 million. The Company has been and continues to be in discussions with representatives of the Government regarding the matter and anticipates resolution during fiscal 2011. In addition, TeamStaff is in the process of addressing a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2011, based on current discussions and collection efforts.  Because these amounts are subject to government review, no assurances can be given that we will receive any additional amounts from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

Direct costs of services are reflected in TeamStaff’s Consolidated Statements of Operations as “direct expenses” and are reflective of the type of revenue being generated. Direct costs include wages, employment related taxes and reimbursable expenses.

Goodwill

In accordance with applicable accounting standards, TeamStaff does not amortize the goodwill associated with TeamStaff GS. TeamStaff continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2010, we performed a goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the TeamStaff GS unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that no impairment loss on goodwill was warranted at September 30, 2010. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of TeamStaff GS and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill exceeded the carrying value at September 30, 2010 by more than 40%, resulting in no impairment charge being taken against goodwill. However, a non-renewal of a major contract or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

If an impairment of all the goodwill became necessary, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the TeamStaff GS reporting unit. TeamStaff has concluded, at present, that an interim impairment test is not required and there is not any required impairment of goodwill.

Intangible Assets

As required by applicable accounting standards, TeamStaff does not amortize its tradenames, an indefinite life intangible asset. TeamStaff continues to review its indefinite life intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that an asset’s carrying amount is greater than its fair value. At September 30, 2010, we performed an intangible asset impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the intangible assets based on the future discounted cash flows. Based on the results of the work performed, the Company concluded that an impairment loss on intangible assets in the amount of $1.3 million was warranted at September 30, 2010. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the Company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of tradenames were less than the carrying value at September 30, 2010 by approximately $1.3 million, resulting in an impairment charge of that amount being taken against the tradenames. In addition, a non-renewal of a major contract or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of tradenames in future periods and a resulting charge would be material to future periods’ results of operations. If an additional impairment write-off of all the tradenames and intangible assets became necessary, a charge of up to $2.6 million would be expensed in the Consolidated Statement of Operations. TeamStaff has concluded, at present, that an interim impairment test is not required and there is not any required impairment of its tradenames.

Income Taxes

TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2011, the Company provided a 100% deferred tax valuation allowance of approximately $14.5 million.

Stock-Based Compensation

Compensation costs for the portion of awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of June 30, 2011, there is $137,000 remaining in unrecognized compensation expense related to non-vested option awards and $150,000 remaining for unvested restricted stock expense for a total unrecognized stock expense of $287,000 to be recognized in future periods.

Stock Options and Restricted Stock

There was share-based compensation expense for options for the three months ended June 30, 2011 and June 30, 2010 of $17,000 and $18,000, respectively. There was share-based compensation expense for options for the nine months ended June 30, 2011 and June 30, 2010 of $64,000 and $88,000, respectively.

During the three months ended June 30, 2011, TeamStaff did not grant any options. During the nine months ended June 30, 2011, TeamStaff granted 250,000 options per the terms of an employment agreement with the Company’s Executive Vice President and recorded share-based compensation expense of $25,000 in connection with this grant and $39,000 for all other awards.  There were 972,500 options outstanding as of June 30, 2011.

During the three months ended June 30, 2010, TeamStaff did not grant any options. During the nine months ended June 30, 2010, TeamStaff   granted 75,000 options per the terms of an employment agreement with the Company’s former Chief Financial Officer and recorded share-based compensation expense of $30,000.  An additional $7,000 of share-based compensation expense was recognized over the remainder of fiscal 2010 related to this grant.  Also during the nine months ended June 30, 2010, the Company granted 500,000 options per the terms of an employment agreement with the Company’s new Chief Executive Officer and President and recorded share-based compensation expense of $45,000.  For the remaining unvested options, the Company will recognize a non-

cash compensation charge over the Chief Executive Officer’s remaining service period, for the calculated fair value of these options based on market values, historical stock performance and exercisability assumptions specific to this grant.  Such charges will be material in future periods. During the nine months ended June 30, 2010, 5,750 options expired or were cancelled unexercised and no options were exercised.

During the three months ended June 30, 2011, TeamStaff did not grant any shares of restricted stock. During the nine months ended June 30, 2011, TeamStaff granted 35,000 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan, at the closing price on the award date of $.56. All of these shares vested immediately. Stock compensation expense associated with these grants was $20,000 and $14,000 for all other grants for the nine months ended June 30, 2011. During the three months ended June 30, 2011, no shares of restricted stock vested. During the nine months ended June 30, 2011, 77,500 shares of restricted stock vested.

During the three months ended June 30, 2010, TeamStaff did not grant any shares of restricted stock.  During the nine months ended June 30, 2010, TeamStaff granted 42,500 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan (“2006 Plan”), at the closing price on the award date of $1.34.  All of these shares vested immediately. Stock compensation expense associated with these grants and all other grants totaled $23,000 and $218,000 for the three and nine months ended June 30, 2010, respectively.

The stock option activity for the nine months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2010	722,500	$1.13	8.6
Granted	250,000	$0.56	9.6
Exercised	—	—	—
Options outstanding, June 30, 2011	972,500	$1.03	8.9	$41,000

At June 30, 2011, there were 222,500 options outstanding that were vested and exercisable and an additional 750,000 options outstanding that vest to the recipients when the market value of the Company’s stock achieves and maintains defined levels. The Company used a binomial valuation model and various probability factors in establishing the fair value of these options.

In addition, during the three months ended June 30, 2011, the Management Resources and Compensation Committee (the “Committee”) of the Board of Directors of the Company approved proposed  grants of an aggregate of 425,000 employee stock options to certain executive officers, subject to the approval by the Company’s stockholders, of an amendment to the Company’s 2006 Long-Term Incentive Plan to increase the number of shares of common stock authorized for issuance pursuant to awards granted under such plan.  If such options are awarded, they will be subject to time-based and performance based vesting criteria as established by the Committee.

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

The restricted stock activity for the nine months ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding, September 30, 2010	95,000	$2.42
Granted	35,000	0.56
Issued	(77,500)	1.29
Cancelled	—	—
Restricted stock outstanding, June 30, 2011	52,500	$1.42

At June 30, 2011, there were 52,500 shares of unvested restricted stock outstanding. As of June 30, 2011, there is $150,000 remaining costs related to non-vested restricted stock awards.

The values ascribed to warrants issued under a June 1, 2011 convertible debt agreement (see Note 7) were determined using the Black-Scholes valuation method.

Changes in Shareholders’ Equity

During the three months ended June 30, 2011, additional paid in capital increased by $87,000 as a result of warrants issued  and stock compensation expense. In addition, $5,625 of credits of one of the March 31, 2011 purchasers of equity via rights of offset were applied by the Company during the three months ended June 30, 2011 in respect of 11,481 shares.  During the nine months ended June 30, 2011, additional paid-in capital increased by $320,000 as a result of recognized stock compensation expense, the equity raise from certain of the Company’s officers and directors and the Company’s  agreement with Wynnefield Capital and related warrants. Also, $7,500 of credits of one of the March 31, 2011 purchasers of equity via rights of offset were applied by the Company during the nine months ended June 30, 2011 in respect to 15,308 shares (see Note 7). For the nine months ended June 30, 2011, there were a total of 587,781 shares issued and 53,846 warrants issued. As the warrants were issued in connection with a debt agreement, debt agreement costs and additional paid in capital increased by $42,000. In addition, at June 30, 2011 the Company has accrued debt agreement costs of $32,000.

Financial Instrument Note

The Company has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. TeamStaff estimates that the fair value of all financial instruments at June 30, 2011 and September 30, 2010 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

Loss Per Share

Loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. As such effects are anti-dilutive, there were no differences in the number of weighted average shares outstanding in determining basic and diluted loss per share in each of the three and nine months ended June 30, 2011 and 2010.

(3)      DISCONTINUED OPERATION:

Other Income of PEO Operation

During the three months ended June 30, 2011 the State of Florida determined that approximately $270,000 of escheated funds it was holding was the property of the Company and ordered that such funds be paid to the Company.  The Company’s right to the funds arose in connection with the Company’s former PEO operations that were accounted for as a discontinued operation in fiscal 2003. Accordingly, the Company has accounted for the amounts receivable as income from discontinued operations in the current period after concluding that the amount involved was not material to the results of operations in the year of discontinuance and the funds were received subsequent to June 30, 2011.

Sale of TeamStaff Rx

Based on an analysis of historical and forecasted results and the Company’s new strategic initiative to focus on core government services business, in the fourth quarter of fiscal 2009, the Company approved and committed to a formal plan to divest the operations of TeamStaff Rx, Inc. a former wholly owned subsidiary of the Company which was focused on commercial temporary staffing. In evaluating the facets of TeamStaff Rx’s operations, management concluded that this business component met the definition of a discontinued operation. Accordingly, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx for all periods presented have been reclassified in the accompanying consolidated financial statements from those of continuing businesses.

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

Condensed results of discontinued operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(amounts in thousands)	2011	2010	2011	2010
Revenues	$—	$—	$—	$1,418
Direct expenses	—	—	—	(1,255)
Selling, general and administrative expenses	—	—	—	(971)
Other expense, net	—	—	—	(2)
Loss from Operations	—	—	—	(810)
Loss from disposal	—	—	—	(349)
Other income (expense), net	270	—	270	—
Net income (Loss)	$270	$—	$270	$(1,159)

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

The following chart details the balance sheet components from the discontinued operations (amounts in thousands):

	June 30,	September 30,
	2011	2010
ASSETS
Accounts receivable	$270	$—
Total assets	$270	$—

LIABILITIES
Accrued expenses and other current liabilities	$232	$289
Total liabilities	$232	$289

4)          COMMITMENTS AND CONTINGENCIES:

Payroll Taxes

TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest and the remaining liability ($1.3 million at June 30, 2011) has been recorded in accounts payable and includes estimated penalties and interest currently sought by the IRS totaling approximately $500,000.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company will incur additional interest and may incur possible additional penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in future, given the uncertain timing and nature of any future settlement negotiations. In fiscal 2009, the Company paid $1.1 million, related to this matter. No payments were made in fiscal 2010 or fiscal 2011.  Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

Rent Subsidy from Advantage RN

In connection with our disposition of TeamStaff Rx, Advantage RN was obligated to make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. The last rent payment received from Advantage RN was in July 2010. They have since vacated the premises and ceased making installment payments. While the landlord of these premises is seeking damages from the Company for unpaid amounts, the Company intends to pursue a claim against Advantage RN for amounts owed, which the Company presently estimates is $50,000. The Company has provided an allowance for the estimated uncollectible sub-lease funding. The Company has nevertheless accrued for the remaining rent payments.

Legal Proceedings

RS Staffing Services, Inc. Note

The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services: (i) $3.0 million of promissory notes (“the Notes”), of which $1.5 million in principal and interest of $150,000 was paid in June 2006; and (ii) certain stock in the Company. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with an  investigation of the former owners for matters prior to the sale.  The Company was not a target of the investigation. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and dispute in the amount of $19,000 and $35,000 during the three months ended June 30, 2011 and 2010, respectively, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and dispute in the amount of $78,000 and $92,000 during the nine months ended June 30, 2011 and 2010, respectively, as a component of other income (expense). Cumulative costs related to this matter, which have all been expensed, approximate $1.8 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company notified the former owners of RS Staffing Services of the Company’s intention to exercise its right to set off the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services. The former owners of RS Staffing Services notified the Company of their disagreement with the Company’s course of action and of the existence of partial counter-claims in regard to allegations that the Company without due cause failed to permit them to sell certain of their stock in the Company. Subsequent to June 30, 2011, the parties have successfully negotiated a settlement following mediation, as provided for in the stock purchase agreement.

Pursuant to the final  agreement relating to this matter (the “Agreement”), the Company has paid $200,000 in cash to the former owners of RS Staffing (the “Former Owners”), issued them an aggregate of 300,000 shares of Company common stock , and agreed to permit the Former Owners to resell an aggregate of 201,724 other shares of common stock of TeamStaff, Inc. presently held by them, against which the Company had previously placed a stop order preventing their resale. The Former Owners agreed to orderly sale limitations with respect to their ability to resell all their shares of common stock. In accordance with these limits, during the 90-day period commencing on the effective date of the Agreement, neither Former Owner will resell in excess of 33,000 shares of TeamStaff common stock previously held by them during any 30-day period without the consent of TeamStaff. With respect to the new shares of TeamStaff common stock to be issued pursuant to the Agreement, commencing on the six-month anniversary of the effective date of the Agreement, neither Former Owner will resell in excess of 25,000 shares during any 30-day period without the consent of TeamStaff.

In addition, TeamStaff provided guarantees to the Former Owners that the net proceeds to be received by them from the resale of all of the shares of common stock of TeamStaff, Inc. sold by them pursuant to the Agreement would not be less than certain minimum guarantees. With respect to the shares of common stock owned by them prior to the effective date of the Agreement (the “Old TeamStaff Shares”), TeamStaff guaranteed to the Former Owners, aggregate net proceeds totaling $200,000 and with respect to the shares of common stock of TeamStaff  issued under the Agreement (the “New TeamStaff Shares”), TeamStaff guaranteed net proceeds totaling $750,000.

The payments of all amounts under the Agreement are secured by the Notes. Upon receipt by the Former Owners of (i) the payment of $200,000 made on July 29, 2011 by TeamStaff following the execution of the Agreement and (ii) the proceeds realized from the sale of the Old TeamStaff Shares and New TeamStaff Shares, or the guarantees, the Notes shall be deemed satisfied in full. In addition, the parties agreed to release each other from any further claims that either may have against the other, except to enforce the Agreement.

In accounting for the Agreement, the fair value ascribed to the New TeamStaff Shares was based on the closing price of the common stock on July 29, 2011, the date of the Agreement.  The effects of this settlement, which will consider the impact and extent of the Company’s guarantee, will be assessed and accounted for in the Company’s quarter ending September 30, 2011. The June 30, 2011 consolidated balance sheet reflects the payment and likely settlement of the Agreement; as a result, the recorded amounts of the $1.5 million promissory note and the related accrued interest payable have been reclassified to reflect the timing of cash payments.

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

Leases

On June 29, 2011, TeamStaff, Inc. entered into a lease agreement (the “New Lease”) for property located at 1776 Peachtree Street, NW, Atlanta, Georgia (the “New Premises”) with an affiliate of the Landlord of its existing offices at 1 Executive Drive, Somerset, New Jersey (the “Somerset Offices”).   Payment of rent under the New Lease will commence 90 days after certain remodeling is completed and the New Premises are ready to be occupied.  The New Premises consist of approximately 4,000 square feet and the annual base rent under the New Lease is initially approximately $75,500 and will periodically increase to a maximum of approximately $88,700. Pending the Company’s occupancy of the New Premises, the Company is being provided with interim premises at the same location by its landlord at no additional charge to its lease payment in respect of the Somerset Offices.  The lease for the Somerset Offices will remain in effect until the New Premises are ready to be occupied, at which time the Landlord and the Company have agreed in a lease surrender agreement executed in conjunction with the New Lease that the Somerset Offices may be immediately surrendered at no charge.  The term of the New Lease is for a period of 68 months commencing upon the New Premises being ready for occupancy.

(5)      PREPAID WORKERS’ COMPENSATION:

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich, which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. In June 2009 and March 2008, Zurich reduced the collateral requirements on outstanding workers’ compensation claims and released $114,000 and $350,000, respectively, in trust account funds back to the Company. However, during the three and nine months ended June 30, 2011, approximately $0.1 million of expense was recognized following increases in reserves considered necessary by Zurich.  The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at June 30, 2011, the remaining prepaid asset of $0.2 million will be received within the next twelve months. The   amount is reflected on TeamStaff’s balance sheet as of June 30, 2011 as a current asset, in addition to approximately $0.2 million related to current policy deposits.

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

Interest on the loan accrues on the daily-unpaid balance of the loan advances secured by billed receivables. Following the February 2011 amendment to the Loan Agreement, the interest rate under the Loan and Security Agreement is the greater of (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at June 30, 2011 was 5.2%. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. At June 30, 2011, the amount of the unused availability under the line was $188,000. The amount outstanding as of June 30, 2011 was $2,169,000.

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

(7)      EQUITY AND CONVERTIBLE DEBENTURES FINANCING

On March 31, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a limited number of accredited investors pursuant to which the Company sold an aggregate of $225,000 for 459,181 shares of its Common Stock to such persons in a private transaction (the “Equity Investment”). The purchasers participating in the transaction are members of the Company’s Board of Directors and management team (the “Purchasers”). The transaction closed on March 31, 2011. Of this amount, the Company received $150,000 in total cash proceeds for the purchase of the shares of Common Stock and three of the purchasers agreed with the Company to pay the purchase price for the shares of Common Stock by granting an offsetting credit to the Company for an amount equal to the purchase price and authorizing the Company to apply such credit against any obligation of the Company to such person within twelve months of the closing date, except for base salary. The shares to which the credit relates are to be held by the Company until the credit is applied and will be cancelled upon the one-year anniversary to the extent the credit is not applied. The aggregate amount of such credits totaled $75,000. As of the nine months ended June 30, 2011, $7,500 of such rights of offset were exercised by the Company in respect of 15,308 shares. The Company has used these cash proceeds for general working capital. The value ascribed to the Equity Investment was based on the fair value of the Company’s stock on March 31, 2011.  On May 18, 2011, the Company issued 51,020 shares of Common Stock to its counsel in connection with an arrangement to cancel $25,000 of outstanding fees.

On June 1, 2011, the Company entered into a debenture purchase agreement (the “Debenture Purchase Agreement”) with entities affiliated with Wynnefield Capital, Inc. (the “Debenture Purchasers”), providing for a standby commitment pursuant to which the Debenture Purchasers agreed to purchase convertible debentures (the “Convertible Debentures”) in an aggregate principal amount of up to $350,000 (the “Total Commitment Amount”). During the 24-month commitment term, upon at least five (5) days’ written notice by the Company, the Debenture Purchasers will purchase Convertible Debentures in the aggregate principal amount specified in such notice up to the Total Commitment Amount. In addition, the Company issued the Debenture Purchasers warrants to purchase an aggregate of 53,846 shares of common stock (the “Warrants”) in consideration of their agreement to provide the Total Commitment Amount. Subsequent to June 30, 2011, all of the Convertible Debentures have been sold by Company. The Company has drawn down the entire amount of available funds under the Debenture Purchase Agreement, of which $200,000 will be used for the initial payments under the Agreement relating to the settlement with the  former owners of RS Staffing. The closing of the drawdown occurred on July 28, 2011, and on such date the Company issued the Convertible Debentures in the aggregate principal amount of $350,000 to the Debenture Purchasers, against its receipt of such funds.

The Convertible Debentures will mature on the 27-month anniversary of issuance and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption of such Convertible Debentures. The Convertible Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.30 per share, which was in excess of the fair market value of the Company’s common stock at that date. The initial conversion rate is subject to adjustment to account for certain customary events and also will include weighted-average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The Company can also redeem the outstanding Convertible Debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. The Warrants will be exercisable for five years at an initial exercise price equal to $1.00. The initial exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain exclusions.

In connection with the parties’ entry into the Purchase Agreement, the Company, TeamStaff GS, the Debenture Purchasers and Presidential Financial Corporation entered into subordination agreements concerning the terms of the subordination of the Convertible Debentures to the secured loan facility provided by Presidential Financial Corporation. Under the subordination agreements, the Company may not make payments to the Debenture Purchasers under the Convertible Debentures unless before and following such payments, no “Event of Default” exists under the secured loan facility.

The Debenture Purchasers are entities affiliated with Wynnefield Capital, Inc., the Company’s largest shareholder. Mr. Peter Black, a member of the Company’s Board of Directors, is an employee of Wynnefield Capital. The Convertible Debentures and Warrants will be restricted securities issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

At June 30, 2011, direct costs associated with the Debenture Purchase Agreement totaled $32,000.  These costs (and those incurred in prospective periods) and the values ascribed to the warrants of $42,000 have been and will be capitalized as deferred financing costs and amortized over the period that such debentures are outstanding or the Debenture Agreement is effective.`

(8)      SUBSEQUENT EVENTS:

Management evaluated subsequent events through the date these financial statements were issued. Based on this evaluation, the Company has determined, except for the matters described in Note 4 and Note 7, that no subsequent events have occurred which require disclosure through the date that these financial statements are issued.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2010 and our other reports filed with the SEC, including this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

See Note 2 of TeamStaff’s 2010 Annual Report on Form 10-K as well as “Critical Accounting Policies and Estimates” contained therein for a discussion on critical accounting policies and estimates.

Goodwill

In accordance with applicable accounting standards, TeamStaff does not amortize the goodwill associated with TeamStaff GS. TeamStaff continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2010, we performed a goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the TeamStaff GS unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that no impairment loss on goodwill was warranted at September 30, 2010. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the Company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill exceeded the carrying value at September 30, 2010 by more than 40%, resulting in no impairment charge being taken against goodwill. However, a non-renewal of a major contract or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

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

Income Taxes

TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2011, the Company provided a 100% deferred tax valuation allowance of approximately $14.5 million.

Overview

Business Description

We are a national provider and prime contractor of logistics, healthcare delivery and other technical services to Federal Agencies including the Department of Defense and the Department of Veterans Affairs; with over 800 employees performing in over 20 states throughout the country. During the second quarter of fiscal 2010 we began taking important steps toward enhancing the value of TeamStaff and have fully focused our efforts on the government services market, where we believe we have a proven track record of performance. In connection with the refocusing of our operations, we replaced our Chief Executive Officer who subsequently transitioned our executive and senior management team and corporate infrastructure to better position the company as a government services provider.

We derive our revenues primarily through contracts with the US government agencies that are focused on high priority national programs, and as a result, funding for our programs are generally linked to trends in US government spending in areas of veteran and military healthcare, defense logistics, and other agencies.

Having completed an extensive review and analysis of its core competencies, prospective growth markets within the Federal and DoD space, and its competitiveness within the addressable markets, TeamStaff has determined its three principal lines of services are as follows:

Logistics & Technical Services — This line of service draws heavily upon TeamStaff GS’ proven logistics expertise and processes in areas involving supply chain management, performance-based logistics, third party logistics (3PL), inventory management, statistical process control, packaging/handling/storage & transportation, material and manpower readiness, supply support operations, and sustainment services. TeamStaff-developed tools and methodologies such as SPOT-m (Supply chain management Productivity Optimization Tool) along with Lean Six Sigma processes have lead to significant government savings, enhanced productivity and reduced error rates.  In addition, this line of service embodies program and project management, engineering and prototype fabrication services, equipment and non-tactical vehicle operations and maintenance, hazardous material management, facilities and shipyard support services and more. In fiscal 2010, approximately 45% of our revenue was derived from this line of service.

Healthcare Delivery Solutions — Leveraging our strong heritage in medical & pharmaceutical services, and associated facilities management TeamStaff is well positioned to expand and diversify its customer base in this area. TeamStaff-developed tools such as the web-based Practitioner Resource Allocation Tool (e-PRAT) coupled with expert recruiting talent and tools provide for a degree of differentiation needed to compete favorably in this space. Professional services have included critical care, medical assessment, pharmaceutical, medical/surgical, emergency room/trauma center, behavioral health and trauma brain injury. Allied support includes a wide range including MRI technology, diagnostic sonography, phlebotomy, dosimetry, physical therapy, pharmaceuticals and others. In fiscal 2010 approximately 45% of our revenue was derived from this line of service.

Contingency/Staff Augmentation — This line of service combines the ability to provide disaster and emergency response services with our legacy staffing and workforce augmentation tools and services. TeamStaff’s outstanding track record of response, mobilization and deployment of quality resources during hurricanes Rita and Katrina demonstrated its ability to support major federal and DoD opportunities in this area. General staffing and selective recruitment process outsourcing are key components of this business area. Less than 5% of fiscal 2010 revenue was derived from this line of service.

Management has streamlined the Company’s strategic focus around these three lines of services and has established a cohesive set of business objectives. Equally important in this evolution is the decision to exit previous market focus areas with high barriers to entry and traditionally low margins for the Company (including commercial & federal IT and general administrative temporary staffing services).  TeamStaff’s principal operations are conducted through its subsidiary, TeamStaff Government Solutions, Inc. (“TeamStaff GS”), a wholly owned subsidiary of TeamStaff, Inc.

TeamStaff is completely focused on successfully performing, effectively partnering, and profitably growing its direct and in-direct (as a sub-contractor to others) business with federal government agencies, namely the Department of Veteran Affairs (the “DVA”) and the Department of Defense (DoD). In recent years the Company has provided services for a range of DoD clients including but not limited to, the US Army Installation Management Commands at Fort Benning and Fort Gordon, GA, the Army Transportation Center at Fort Eustis, VA, Patrick Air Force Base, FL, Seymore Johnson Air Force Base, NC, Madigan and Tripler Army Medical Centers, WA and HI respectively, National Naval Medical Centers, and the Army Corps of Engineers. In addition to its largest customer, the DVA, other federal non-DoD customers have included the Department of Energy, the Department of Homeland Security, the Department of Treasury, the Forestry Service, FEMA and the Center for Disease Control.

TeamStaff currently remains particularly dependent on the continuation of its relationship with the DVA. As previously reported, in January 2008 TeamStaff GS was issued purchase orders to provide logistics and/or pharmaceutical support services at six of the DVA’s seven consolidated pharmacy distribution centers from the DVA. Due to delays in government procurement acquisition, time extensions for locations serviced by TeamStaff GS have been granted by the DVA to us through December 31, 2011. The DVA released a new request for proposal related to pharmaceutical services in 2010 and the Company submitted a proposal in a timely manner in September 2010. On May 5, 2011, TeamStaff GS was awarded a new single source Blanket Purchase Agreement with the DVA for the procurement of pharmaceutical services at all of the DVA sites covered by the solicitation. This is expected to result in an increase in the annual run-rate of pharmaceutical services provided by the Company over that being performed under the expiring contracts and the maximum total value under this award is expected to be approximately $140,000,000 pursuant to site-specific task orders to be rendered by the DVA. The terms of these arrangements are currently expected to begin by October 1, 2011 and may continue for a five-year term expiring April 30, 2016. The agreement is subject to the Federal Acquisition Regulations and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. Until such time as new task orders are rendered under the Blanket Purchase Agreement, TeamStaff GS is providing services to most of these locations under extensions to its existing agreement with the DVA.

TeamStaff has recently achieved a number of key milestones in support of its targeted addition of revenues beyond the DVA:

•                  In late June the Company was awarded an Indefinite Delivery/Indefinite Quantity (“ID/IQ”) prime contract by the Naval Surface Warfare Center, Dahlgren Division.  This means that TeamStaff is now able to compete for prime Task Orders issued under the Navy’s SeaPort-e’s Multiple Award Contract vehicle which involves approximately $5.3 billion dollars of services being procured per year and is a top priority ID/IQ for Navy work in the Company’s Logistics and Technical Services line of business.  The award includes a three-year base period and a five-year award term that will be contingent on periodic performance reviews. Under the program, task orders are assigned to one of seven regional zones of performance, and the subset of companies with valid contracts for that particular zone can compete for individual task orders within the relevant zones and no assurance can be given as to the amount of revenue that the Company will receive as a result of this contract.

•                  During the three months ended June 30, 2011, the Company successfully implemented additional software modules in support of successfully competing for a broader range of contracts than previously held by the Company, including cost plus and other forms of contract pricing where a pre-requisite to contract award may include confirmation by the Defense Contract Audit Agency (“DCAA”) that the Company’s accounting system meets applicable criteria.  Following the implementation of the additional software modules, the Company believes it should satisfy such requirements.

Recent Business and Industry Trends

Management remains committed to retaining and expanding its business with the DVA, while leveraging its strengths to profitably grow new business in adjacent defense logistics and healthcare accounts. Having developed a more robust pipeline of new business opportunities for both near-term and long-term objectives, we continue to see delays in government agency awards, due in part, to the Continuing Resolution under which the federal government is currently appropriating funds for government agencies and shortage in the government acquisition workforce.  During the second and third quarters of fiscal 2011, the government services industry overall was severely impacted by the Federal Government’s dependence upon the Continuing Resolution for fiscal year funding. Many government contract awards were delayed, while others were operating with substantially reduced funding.  We believe that TeamStaff has been able to weather this period in large part because DVA’s healthcare services for Veterans is considered a national priority and was exempt from “shut down” considerations.  While this allowed for continuation of existing business, the Company did not obtain new business revenue from  the DVA and other agencies for which TeamStaff has pending bids and prospective awards.

Though our nation’s economic issues continue to create headwinds for all federal markets, management has found that many government services industry analysts project a favorable market outlook. Based on its research and market analysis, management believes that the Federal Government’s healthcare budget remains a top priority and that U.S. Defense Logistics Agency will continue to be the largest contractor base agency.

President Obama’s proposed FY2012 Veterans Affairs budget provides $58.8 billion for operational costs at the DVA and $65.5 billion for veterans’ benefits representing an approximately 10 percent increase over the budget enacted in fiscal 2010.  It includes significant appropriations (approximately $208 million) to implement an expansion of benefits for those caring for service members severely wounded in the wars in Iraq and Afghanistan.  It also provides advanced appropriations for DVA’s medical care program for 2013 which uniquely implements a multi-year budgeting approach.  In addition, as military drawdown occurs in Central Command’s area of responsibility (especially Iraq and Afghanistan) the U.S. veteran population is expected to rise as well as the associated medical and pharmaceutical services.

The federal commitment to healthcare transcends the DVA and includes a budgetary commitment to continually improve the Military Health System (including TRICARE) and its support to our servicemen.  The FY2012 Budget in this figure recognizes the DoD increase in the Defense Health Program.

(Dollars in Billions)

Program	FY 2011 Request	FY 2012 Request
Defense Health (DHP)	30.9	32.2
Military Personnel (2)	7.9	8.3
Military Construction (2)	1.0	1.3
Health Care Accrual (3)	10.9	10.7
Unified Medical Budget	50.7	52.5
Treasury Receipts for Current Medicare-Eligible Retirees (4)	9.4	9.9

Source: FY 2011 & FY 2012 President’s Budget.
(1)	Excludes OCO funds and other transfers.
(2)	Funded in Military Personnel & Construction accounts.
(3)

Includes health care accrual contributions into Medicare-Eligible Retiree Health Care Fund to provide for the future health care costs of our personnel currently serving on active duty -  and their family members - when they retire.

(4)	Transfer receipts in the year of execution to support 2.1 millions Medicare -eligible retirees and their family members.

Between fiscal year 2001 and fiscal year 2010, the overall DoD budget authorization and spending outlays, including wartime funding for U.S. Overseas Contingency Operations (OCO) in Iraq and Afghanistan has had a compound annual growth rate of 9%. While we believe the U.S. Government will continue to place a high priority on national security, we anticipate that future DoD base budgets will grow at a slower rate compared to the recent past and flatten or modestly decline in selected areas, particularly as it relates to the procurement of new complex weapon systems and platforms (such as ships and aircraft).  Further, pressure for deficit reduction and reduced national spending, including the recently enacted legislation signed by President Obama on August 2, 2011, has created an environment where national security spending will also be closely examined and possibly reduced. On April 15, 2011, President Obama signed the fiscal year 2011 appropriations bill legislated by Congress that funds the federal government for the remainder of fiscal year 2011. The appropriation provided for a DoD base budget of $531 billion and a $158 billion budget for OCO. The fiscal year 2011 appropriations represents a $3 billion, or 1%, increase over the fiscal year 2010 DoD base budget, but is $18 billion, or 3%, below the base budget requested by the Obama Administration of $549 billion.

The fiscal year 2012 DoD base budget request of $553 million was submitted by the Obama Administration to Congress on February 14, 2011 and included then Secretary Gates’ January 6, 2011 defense budget outlook in which he identified $78 billion in DoD reductions for the five year fiscal period of 2012 to 2016 compared to the same period in the fiscal year 2011 request. The fiscal year 2012 budget request also includes $118 billion of supplemental appropriations for Overseas Contingency Operations (OCO), which is $41 billion lower from the OCO request for fiscal year 2011 of $159 billion, due primarily to the planned draw down of U.S. military forces from Iraq by December 31, 2011.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
Condensed Consolidated Statement of Operations:	2011	2010	2011	2010

Revenues	100.0%	100.0%	100.0%	100.0%
Direct Expenses	85.7%	86.7%	86.3%	88.0%
Gross Profit	14.3%	13.3%	13.7%	12.0%
Selling, general and administrative	16.6%	17.7%	15.5%	17.2%
Officer Severance	0.0%	0.0%	0.0%	1.0%
Depreciation and amortization expense	0.3%	0.3%	0.3%	0.3%
Loss from operations	-2.6%	-4.7%	-2.1%	-6.5%
Other income (expense)	-1.3%	-0.6%	-0.9%	-0.5%
Loss from continuing operations before tax	-3.9%	-5.3%	-3.0%	-7.0%
Income tax expense	0.0%	-0.3%	0.0%	-0.1%
Loss from continuing operations	-3.9%	-5.6%	-3.0%	-7.1%
Gain (loss) from discontinued operation	2.6%	0.0%	0.9%	-3.8%
Net loss	-1.3%	-5.6%	-2.1%	-10.9%

Revenues

Revenues from TeamStaff’s operations for the three months ended June 30, 2011 and 2010 were $10.6 million and $10.1 million, respectively, which represent an increase of $0.5 million or 5% over the prior fiscal year period. Revenues from TeamStaff’s operations for the nine months ended June 30, 2011 and 2010 were $31.6 million and $30.7 million respectively, which represents an increase of $0.9 million or 3% over the prior fiscal period. These increases in revenues are due in part to the approximately $1.5 million in new business awarded during the second quarter in addition to expansion of work on existing contracts.

Direct Expenses

Direct expenses for the three months ended June 30, 2011 and 2010 were $9.1 million and $8.7 million, respectively. As a percentage of revenue, direct expenses were 85.7% and 86.7%, respectively, for the three months ended June 30, 2011 and 2010. See the discussion on gross profit directly below for an explanation of the decrease in direct expenses as a percentage of revenue.  Direct expenses for the nine months ended June 30, 2011 and 2010 were $27.3   million and $27.0 million. As a percentage of revenue, direct expenses were 86.3% and 88.0%, respectively, for the nine months ended June 30, 2011 and 2010. See the discussion on gross profit directly below for an explanation of the reduction in direct expenses as a percentage of revenue.  The increases in direct expenses for the three and nine months ended June 30, 2011 over the prior year comparable periods were due to increases in labor-intensive revenues.

Gross Profit

Gross profit for the three months ended June 30, 2011 and 2010 were $1.5 million and $1.3 million, respectively which represents an increase of $0.2 million or 15% over the prior fiscal year period. Gross profit, as a percentage of revenue, was 14.3% and 13.3%, for the three months ended June 30, 2011 and 2010, respectively.  Gross profit for the nine months ended June 30, 2011 and 2010 were $4.3 million and $3.7 million, respectively, which represents an increase $0.6 million or 16% over the prior fiscal year period. Gross profit, as a percentage of revenue, was 13.7% and 12.0%, for the nine months ended June 30, 2011 and 2010, respectively. Gross margins increased over the comparable quarter in the prior year due to a combination of additional revenue as mentioned above and an increase in the mix of business with a higher than average gross margin percentage.  As shown in the chart below, gross profit has continued to grow with a fourth consecutive quarter of increase.

Selling, General, and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2011 and 2010 were $1.8 representing no change from prior year. SG&A expenses for the nine months ended June 30, 2011 and 2010 were $4.9 million and $5.3 million, respectively, which represent a decrease of $0.4 million, or 7.5%. The decrease reflects management’s cost reduction initiatives, which have included: elimination of duplicate or non-essential positions; indirect travel restrictions; salary freeze; a temporary furlough program for corporate workforce; negotiating significant cost reductions with vendors, and other measures.

Depreciation and Amortization

Depreciation and amortization expense was approximately $28,000 and $34,000 for the three months ended June 30, 2011 and 2010, respectively.  Depreciation and amortization expense was approximately $87,000 for each of the nine months ended June 30, 2011 and 2010.

Loss from Operations

Loss from operations for the three months ended June 30, 2011 was $0.3 million as compared to loss from operations for the three months ended June 30, 2010 of $0.5 million. This represents an improvement of $0.2 million in results from operations from the prior fiscal period. Loss from operations for the nine months ended June 30, 2011 was $0.6 million as compared to loss from operations for the nine months ended June 30, 2010 of $2.0 million. This represents an improvement of $1.4 million in results from operations from the prior fiscal period. The improvements are attributed in part to the aforementioned increase in gross profits, reduction in SG&A expenses and the non-recurrence of officer severance incurred during the nine months ended June 30, 2011.

Interest and Other Expenses

Interest expense for the three months ended June 30, 2011 and 2010 was approximately $111,000 and $47,000 respectively. This represents an increase of $64,000.  Interest expense for the nine months ended June 30, 2011 and 2010 was approximately $218,000 and $100,000, respectively, for an increase of $118,000.  These increases were due to increased borrowings under our existing credit facility.

The Company recorded other expense of $19,000 and $35,000, for the three months ended June 30, 2011 and 2010, respectively, and $78,000 and $92,000 for the nine months ended June 30, 2011 and 2010, respectively, related to legal representation and investigation and dispute related costs incurred in connection with the resolution of our dispute with the former principals of RS Staffing Services. These expenses are classified as non-operating expenses because the primary issue of our dispute relates to activity prior to the acquisition.

Income Tax

The Company has provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company did not record a Federal or State tax benefit or expense for the three months ended June 30, 2011 and recorded expense of $33,000 for the three months ended June 30, 2010.

The Company did not record a Federal or State tax benefit or expense for the nine months ended June 30, 2011 and recorded expense of $43,000 for the nine months ended June 30, 2010

Loss from Continuing Operations

Loss from continuing operations for the three months ended June 30, 2011 was $0.4 million, or $0.07 per basic and diluted share, as compared to loss from continuing operations of $0.6 million, or $0.11 per basic and diluted share, for the three months ended June 30, 2010.

Loss from continuing operations for the nine months ended June 30, 2011 was $0.9 million, or $0.17 per basic and diluted share, as compared to loss from continuing operations of $2.2 million, or $0.44 per basic and diluted share, for the nine months ended June 30, 2010.

Discontinued Operations

A non-recurring gain from discontinued operations for the three and nine months ended June 30, 2011 was $270,000 or $0.05 per basic and diluted share.  During the three months ended June 30, 2011 the State of Florida determined that approximately $270,000 of escheated funds it was holding was the property of the Company and ordered that such funds be paid to the Company.  The Company’s right to the funds arose in connection with the Company’s former PEO operations that were accounted for as a discontinued operation in fiscal 2003 and, accordingly, the Company has recognized the amounts receivable as income from discontinued operations in the current period after concluding that the amount involved was not material to the results of operations in the year of discontinuance and the funds were received subsequent to June 30, 2011.

There was no gain or loss from discontinued operations for the three months ended June 30, 2010.  Loss from discontinued operations for the nine months ended June 30, 2010 was $1.2 million or $0.23 per basic and diluted share, with loss from operations of the TeamStaff Rx discontinued business of $0.8 million. This includes the operating loss as well as a charge of $0.1 million for severance to certain TeamStaff Rx employees and $0.3 million in various accrued expenses related to the sale and shut down of the business. The loss from disposal of the TeamStaff Rx discontinued business was $0.3 million, comprised of expenses approximating $0.3 million principally from recognition of the remaining unfunded operating lease payments, net of estimated rent subsidy, as well as legal expenses related to the sale.

Net Loss

Net loss for the three months ended June 30, 2011 was $0.1 million, or $0.02 per basic and diluted share, as compared to net loss of $0.6 million, or $0.11 per basic and diluted share, for the three months ended June 30, 2010. This represents a reduction in net loss of $0.5 million, which reflects an increase in gross margin of $0.2 and a gain from discontinued operations of $0.3 million in 2011.

Net loss for the nine months ended June 30, 2011 was $0.7 million, or $0.12 per basic and diluted share, as compared to net loss of $3.4 million, or $0.67 per basic and diluted share, for the nine months ended June 30, 2010. This represents a reduction in net loss of $2.7 million primarily due to improved focus on cost management (gross profit of $0.7 million and reductions of $0.4 million in

SG&A expenses), as well as both officer severance in the amount of $0.3 million and a loss from discontinued operation of $1.2 million recorded in the nine months ended June 30, 2010, together with a gain from discontinued operations of $0.3 million in the nine months ended June 30, 2011.

Potential Contractual Billing Adjustments

TeamStaff GS is seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it had employees performing in accordance with contract requirements. These adjustments are due to changes in the contracted wage determination rates. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay their employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to TeamStaff GS in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At June 30, 2011, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and the related accrued salary and benefits for direct costs approximates $8.7 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2011. In addition, TeamStaff is in the process of negotiating a final amount related to gross profit on these adjustments. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional revenue and gross profit are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2011 based on current discussions and collection efforts. Because these amounts are subject to government review, no assurances can be given that we will receive any additional amounts from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

Liquidity and Capital Resources; Commitments

At June 30, 2011 the Company had a net working capital deficit of approximately $2.4 million and an accumulated deficit of approximately $61.8 million. For the year ended September 30, 2010, the Company incurred an operating loss and net loss of approximately $4.3 million and $5.8 million, respectively, and incurred an operating loss and net loss of approximately $0.6 million and $0.7 million respectively, for the nine months ended June 30, 2011. The Company has a limited amount of cash and cash equivalents at June 30, 2011 and will be required to rely on operating cash flow and periodic funding, to the extent available, from its line of credit to sustain the operations of the Company unless it elects to pursue and is successful in obtaining additional debt or equity funding, as discussed below, or otherwise.

In an effort to improve our cash flows and financial position, in fiscal 2011, we have taken measures which have enhanced our liquidity by approximately $1,000,000 as a result of increasing the maximum availability of our credit facility and receiving funding of and/or commitments for additional equity and/or debt financing at June 30, 2011. Our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers provided assurances for future financings whereby they collectively agreed to provide up to $500,000 of additional capital to us if we determine, prior to February 28, 2012, that such funds are required (collectively, the “Commitments”). As described in Note 7 to the accompanying financial statements, $150,000 of such capital was provided in cash on March 31, 2011 through the equity investments provided by members of our Board and management team and, as discussed in Note 7, $350,000 of such capital was provided subsequent to June 30, 2011. In addition, a further $75,000 of credits were granted by certain individuals against Company obligations due such persons at March 31, 2011. In addition, as described in greater detail below, on February 9, 2011, we entered into an amendment of our Loan Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase our maximum availability under the Loan Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; limited to eligible accounts receivable.

Management believes that: (a) cash and cash equivalents of approximately $700,000 as of June 30, 2011; (b) the $350,000 of available capital pursuant to the Commitments (which was provided subsequent to June 30, 2011);  (c) the amounts available under its line of credit (which, in turn, is limited by the amount of eligible assets);  (d) forecasted operating cash flow;  (e) the ultimate non-payment of certain liabilities we are currently contesting (classified as current at June 30, 2011) in fiscal 2011, or the applicable portion of 2012 and (f) the effects of cost reduction programs and initiatives, will be sufficient to support our operations for twelve months from the date of these financial statements.  However, should any of these factors not occur substantially as currently expected, there could be a material adverse effect on our ability to access the level of liquidity necessary for us to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm our business, results of operations and future prospects. Due to the foregoing there could be a future need for additional capital and we may pursue equity, equity-based and/or debt financing alternatives or other financing in order to raise needed funds. If we raise additional funds by selling shares of common stock or convertible securities, the ownership of our existing shareholders would be diluted.

Cash from operating activities

Net cash used in operating activities for the nine months ended June 30, 2011 was $2.3 million. This decrease in cash was primarily driven by net loss, an increase in accounts receivable due to a temporary slowdown in cash collections that occurred during this period and a decrease in the accrued expenses. At June 30, 2011 Days Sales Outstanding (“DSO”) was approximately 15 days as compared to approximately 11 DSO at September 30, 2010.

Net cash used in operating activities for the nine months ended June 30, 2010 was $1.5 million.  This decrease in cash was primarily driven by net losses, including payments related to the disposal of the discontinued operation, as well as an increase in accounts receivable, offset by an increase in accrued payroll and accrued expenses.

Cash from investing activities

Net cash used in investing activities for the nine months ended June 30, 2011 was $24,000 for costs related to the purchase of fixed assets.

Net cash used in investing activities for the nine months ended June 30, 2010 was $191,000 primarily for costs associated with the purchase and implementation of a new operating system for TeamStaff GS to fulfill Defense Contract Audit Agency (DCAA) cost accounting system requirements for the award of certain larger value government contracts.

Cash from financing activities

Net cash provided by financing activities was $1.9 million for the nine months ended June 30, 2011. The increase is primarily the result of borrowing $1.8 million on the credit facility to fund operations during the nine months ended June 30, 2011 and the receipt of $150,000 cash proceeds from the Commitments.

Net cash used in financing activities for the nine months ended June 30, 2010 was $98,000, used primarily to pay off, in full, capital lease obligations related to TeamStaff Rx as well as scheduled repayment of capital lease obligations for continuing operations.

Cash Flows

As of June 30, 2011, TeamStaff had cash and cash equivalents of $0.7 million and net accounts receivable of $12.5 million. At June 30, 2011, the amount of the accounts receivable associated with the DVA retroactive billings approximates $9.3 million and was unbilled at June 30, 2011. At June 30, 2011 there was $2.2 million of debt outstanding under the Loan Agreement. As of September 30, 2010, there was $0.4 million of debt outstanding. Unused availability (as defined) totaled $0.2 million and $0.6 million, at June 30, 2011 and September 30, 2010, respectively, net of required collateral reserves per the Loan Agreement for certain payroll and tax liabilities. The average daily outstanding balance on the facility for the nine months ended June 30, 2011 was $1.2 million. As of June 30, 2011, we had a working capital deficit of $2.4 million. As discussed in Note 7 to the Consolidated Financial Statements, on July 28, 2011, the Company received $350,000 in funding pursuant to sale of convertible debentures pursuant to the then-remaining Commitments.

Loan Facility

On July 29, 2010, TeamStaff GS entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to TeamStaff GS in an aggregate amount of up to $1.5 million, subject to the terms and conditions of the Loan Agreement. In November 2010, the Lender agreed, by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million (See Note 6). In February 2011, the Company and Lender further increased the maximum availability under the Loan Agreement by an additional $500,000 to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of TeamStaff GS’s accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. TeamStaff GS’s ability to request loan advances under the Loan Agreement is subject to: (i) computation of TeamStaff GS’s advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) and subject to certain requirements discussed in Note 6 multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was initially for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.

Interest on the loan accrues on the daily unpaid balance of the loan advances secured by billed receivables. Following the February 2011 amendment to the Loan Agreement, the interest rate under the Loan and Security Agreement is the greater of: (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at June 30, 2011 was 5.2%. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. At June 30, 2011, the amount of the unused availability under the line was $188,000. The amount outstanding as of June 30, 2011 was $2,169,000.  The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company’s ability to engage in certain transactions. Among other matters, under the Loan Agreement, we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. In addition, the Loan Agreement requires TeamStaff GS to maintain a minimum tangible net worth of at least $1,000,000 on a trailing 12-month basis. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after February 29, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company’s circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral.

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

Payroll Taxes

As described in greater detail in the notes to the consolidated financial statements, TeamStaff had received notices from IRS claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties may be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed and the potential exists for related penalties and interest, the remaining liability ($1.3 million at June 30, 2011) has been recorded in accounts payable and includes estimated penalties and interest currently sought by the IRS totaling approximately $500,000.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company will incur additional interest and may incur possible additional penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in future, given the uncertain timing and nature of any future settlement negotiations. In fiscal 2009, the Company paid $1.1 million, related to this matter. No payments were made in fiscal 2010 and through the date of this report. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

Contractual		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Debt (1)	$3,881	$2,379	$1,502	$—
Operating Leases (2)	398	135	181	83

Total Obligations	$4,279	$2,514	$1,683	$83

(1)          Represents the maximum amount of notes payable related to the acquisition of TeamStaff GS (reflecting the RS Note agreement), the loan payable and capital lease obligations.

(2)          Represents lease payments net of sublease income, including those of discontinued operations, in effect at June 30, 2011

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

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. TeamStaff has a material interest rate risk with respect to our prior workers’ compensation programs. In connection with TeamStaff’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers’ compensation expense. If interest rates in these periods decrease, TeamStaff’s workers’ compensation expense would increase because TeamStaff would be entitled to less interest income on the deposited funds. Further, and as discussed elsewhere in this filing, TeamStaff, Inc., effective in July 29, 2010, interest on our revolving credit facility accrues on the daily unpaid balance of the loan advances secured by billed receivables. Following the February 2011 amendment to this arrangement, the applicable interest rate is the greater of (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at June 30, 2011 was 5.2%. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. In addition, TeamStaff GS will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. Material increases in the Prime rate could have an adverse effect on our results of operations, the status of the revolving credit facility as well as interest costs.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1:      LEGAL PROCEEDINGS

RS Staffing Services, Inc. Note

The Company originally acquired RS Staffing Services in June 2005. As part of the purchase price of the acquisition, the Company issued to the former owners of RS Staffing Services: (i) $3.0 million of promissory notes (“the Notes”), of which $1.5 million in principal and interest of $150,000 was paid in June 2006; and (ii) certain stock in the Company. On May 31, 2007, the Company sent a notice of indemnification claim to the former owners for costs that have been incurred in connection with an investigation of the former owners for matters prior to the sale.  The Company was not a target of the investigation. The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and dispute in the amount of $19,000 and $35,000 during the three months ended June 30, 2011 and 2010, respectively, as a component of other income (expense). The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and dispute in the amount of $78,000 and $92,000 during the nine months ended June 30, 2011 and 2010, respectively, as a component of other income (expense). Cumulative costs related to this matter, which have all been expensed, approximate $1.8 million. Pursuant to the acquisition agreement with RS Staffing Services, the Company notified the former owners of RS Staffing Services of the Company’s intention to exercise its right to set off the payment of such expenses against the remaining principal and accrued interest due to the former owners of RS Staffing Services. The former owners of RS Staffing Services notified the Company of their disagreement with the Company’s course of action and of the existence of partial counter-claims in regard to allegations that the Company without due cause failed to permit them to sell certain of their stock in the Company. Subsequent to June 30, 2011, the parties have successfully negotiated a settlement following mediation, as provided for in the stock purchase agreement.

Pursuant to the Agreement, the Company paid $200,000 in cash to the former owners of RS Staffing Services (the “Former Owners”), issued them an aggregate of 300,000 shares of common stock of TeamStaff, Inc., and agreed to permit the Former Owners to resell an aggregate of 201,724 other shares of common stock of TeamStaff, Inc. presently held by them, against which the Company had previously placed a stop order prevent their resale. The Former Owners agreed to orderly sale limitations with respect to their ability to resell all their shares of common stock of TeamStaff, Inc. In accordance with these limits, during the 90 day period commencing on the effective date of the Agreement, neither Former Owner will resell in excess of 33,000 shares of TeamStaff common stock previously held by them during any 30 day period without the consent of TeamStaff. With respect to the new shares of TeamStaff common stock to be issued pursuant to the Agreement, commencing on the six month anniversary of the effective date of the Agreement, neither will resell in excess of 25,000 shares during any 30 day period without the consent of TeamStaff. In addition, TeamStaff provided guarantees to the Former Owners that the net proceeds to be received by them from the resale of all of the shares of common stock of TeamStaff, Inc. sold by them pursuant to the Agreement would not be less than certain minimum guarantees. With respect to the shares of common stock of TeamStaff, Inc. owned by them prior to the effective date of the Agreement (the “Old TeamStaff Shares”), TeamStaff guaranteed to each Former Owner net proceeds of $100,000 and with respect to the shares of common stock of TeamStaff, Inc. to be issued under the Agreement (the “New TeamStaff Shares”), TeamStaff guaranteed net proceeds of $375,000 to each.

The payments of all amounts under the Agreement are secured by the Notes. Upon receipt by the Former Owners of (i) the payment of $200,000 to be made by TeamStaff following the execution of the Agreement and (ii) the proceeds realized from the sale of the Old TeamStaff Shares and New TeamStaff Shares, or the guarantees, the Notes shall be deemed satisfied in full. In addition, the parties agreed to release each other from any further claims that either may have against the other, except to enforce the Agreement.

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

ITEM 2:      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 18, 2011, the Company issued 51,020 shares of common stock to its outside counsel in connection with an arrangement to cancel $25,000 of outstanding fees. The shares of Common Stock were offered and sold in a private transaction without registration under the Securities Act and the securities laws of certain states, in reliance on the exemption provided by Section 4(2) of the Securities Act, as amended (the “Securities Act”) and similar exemptions under applicable state laws.

On June 1, 2011, the Company entered into a debenture purchase agreement (the “Debenture Purchase Agreement”) with entities affiliated with Wynnefield Capital, Inc. (the “Debenture Purchasers”), providing for a standby commitment pursuant to which the Debenture Purchasers agreed to purchase convertible debentures (the “Convertible Debentures”) in an aggregate principal amount of up to $350,000 (the “Total Commitment Amount”). During the 24-month commitment term, upon at least five (5) days’ written notice by the Company, the Debenture Purchasers will purchase Convertible Debentures in the aggregate principal amount specified in such notice up to the Total Commitment Amount. In addition, the Company issued the Debenture Purchasers warrants to purchase an aggregate of 53,846 shares of common stock (the “Warrants”) in consideration of their agreement to provide the Total Commitment Amount. As discussed in Note 7, subsequent to June 30, 2011, all of the Convertible Debentures have been sold by the Company. The Company intends to use the proceeds resulting from the sale of the Convertible Debentures for funding the RS Staffing Services, Inc. Note agreement and general corporate purposes. The Debenture Purchasers are entities affiliated with Wynnefield Capital, Inc., the Company’s largest shareholder. Mr. Peter Black, a member of the Company’s Board of Directors, is an employee of Wynnefield Capital. The Convertible Debentures and Warrants are restricted securities issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 3:      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:      REMOVED AND RESERVED

ITEM 5:      OTHER INFORMATION

None.

ITEM 6:      EXHIBITS

Exhibits to this report which have previously been filed with the Commission incorporated by reference to the document referenced the following table. The exhibits designated with a number sign (#) indicate a management contract or compensation plan or arrangement.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

4.1	Convertible Debenture issued to Wynnefield Small Cap Value, LP I				X

4.2	Convertible Debenture issued to Wynnefield Small Cap Value, LP				X

4.3	Common Stock Purchase Warrant issued to Wynnefield Small Cap Value, LP I				X

4.4	Common Stock Purchase Warrant issued to Wynnefield Small Cap Value, LP				X

10.1	Debenture Purchase Agreement dated as of June 1, 2011				X

10.2#	Amendment to Employment Agreement between TeamStaff, Inc. and Zachary C. Parker				X

10.3#	Amendment to Employment Agreement between TeamStaff, Inc. and John E. Kahn				X

10.4#	Amendment to Employment Agreement between TeamStaff, Inc. and John F. Armstrong				X

10.5	Creditor Subordination Agreement by TeamStaff Government Solutions, Inc., TeamStaff, Inc., Presidential Financial Corporation and Wynnefield Partners SmallCap Value LP				X

10.6	Creditor Subordination Agreement by TeamStaff Government Solutions, Inc., TeamStaff, Inc., Presidential Financial Corporation and Wynnefield Partners SmallCap Value LP I				X

10.7	Form of Settlement Agreement dated as of July 22, 2011	8-K	7/22/11	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101*

The following financial information from the TeamStaff, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

X

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Dated: August 15, 2011