Form 10-K
period 2011-09-30
TEAMSTAFF INC
filed 2011-12-02
CIK 785557

Use these links to rapidly review the document

TeamStaff, Inc. and Subsidiaries

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-18492

TEAMSTAFF, INC.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-1899798 (I.R.S. Employer Identification No.)

1776 Peachtree Street, NW, Atlanta, GA 30309
(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code (866) 952-1647

         Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, PAR VALUE $.001 PER SHARE	THE NASDAQ STOCK MARKET, LLC

         Securities registered pursuant to Section 12(g) of the Securities Exchange Act: NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2011): $2,500,706.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: On November 22, 2011, there were 6,074,933 shares outstanding of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

         Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2011.

PART I

ITEM 1.    BUSINESS

GENERAL

Company Profile

        TeamStaff, Inc. (together with its subsidiaries "TeamStaff" or the "Company" and also referred to as "we," "us" and "our") is a full-service provider of healthcare delivery solutions, logistics and technical services, and contingency/staff augmentation services to government agencies including the Department of Veteran Affairs, the Department of Defense, and other clients. The Company principally operates through its wholly-owned subsidiary DLH Solutions, Inc. ("DLH Solutions" formerly operating as Teamstaff Government Solutions, Inc.)

        The Company has over 25 years of experience in Healthcare, Logistics and other technical services markets having supported numerous Federal agencies including the Department of Defense ("DoD"), the Department of Veterans Affairs ("DVA"), the Center for Disease Control, the Department of Justice, the Department of Agriculture, the Federal Emergency Management Agency and others throughout the United States. DLH Solutions has developed a suite of services and solutions offerings that are designed to significantly enhance the performance and productivity of our customers, resulting in reduced costs and increased customer satisfaction. With over 1,000 employees in over 20 states throughout the country we ensure that we have qualified operations staff in place to meet the exacting demands of our clients.

        DLH Solutions has a strong contract mix characterized primarily by prime contracts awarded competitively through full and open competition by the government. The majority of its contracts are fixed-price type contracts that were awarded on a best-value basis. As such, the Company has developed and continues to leverage a suite of solution offerings geared toward enhancing performance and productivity while reducing costs to its US government client. Management believes the expanded use of these differentiating tools will become even more valuable as the Federal government deficit reduction initiatives evolve. During fiscal 2011 the Company was awarded a prime contract with Navy's Seaport-e services acquisition program pursuant to which it can compete for task orders under the Navy's Seaport-e multiple award contract vehicle.

        With the Seaport-e contract added to its portfolio, which already included a Healthcare Federal Supply Schedule and the Logistics Worldwide (LOGWORLD) services contract, TeamStaff's DLH Solutions now has a broad set of contracting vehicles fully-aligned with its growth strategy. In addition, the Company established a strategic advisory board and secured the services of a number of well-established and highly recognized executives with unique military credentials and business expertise closely aligned with its strategy to expand in the DoD, DVA and other federal healthcare and logistics markets.

        The Company currently has a workforce of over 1,000 employees (growing from 910 at September 30, 2011) including a network of over 400 clinicians and other healthcare workers, including pharmacists, trauma center nurses, CNAs and a wide range of technicians certified in medical fields to operate specialized systems and equipment. The Company's relatively new leadership team and key personnel have long records of successfully managing, performing and growing in the government services arena. All major project managers are trained and certified in Lean Six Sigma and apply its principles throughout its management of government programs. The Company leverages its electronic Practitioner Resource Allocation Tool (known as e-PRAT) to enhance its readiness and availability level to support demanding and diverse resource requirements in several regions. In addition, the tool provides management and its clients with assurance that all special licenses, certifications, and credentials are maintained current. With a voluntary turnover rate in the low single digits, the Company continues to demonstrate that it values and effectively supports its workforce.

        Fiscal 2011 marked the first full year of implementation of the Company's Quarterly Performance Review program which provides effective oversight to ensure that the Company meets or exceeds safety, technical, quality, schedule, cost and customer satisfaction objectives on its project. Several key performance indicators are measured and evaluated leveraging Lean Six Sigma and other management techniques within a culture of continuous improvement. Since redirecting the Company in early 2010 the Company's track record of year-over-year, and quarter-over-quarter growth and improved results of operations are leading indicators of the effectiveness of these and other measures. The Company exited fiscal 2011 with a record contract backlog in excess of $160 million (nearly four times revenue) and has developed a substantial strategically-aligned, qualified new business pipeline. The growth in backlog was fueled largely by retaining four major healthcare re-compete programs and four major new business programs with the DVA with sales beginning effectively in early fiscal 2012. The new business pipeline provides for anticipated additional portfolio diversification with targeted expansion through Army, Navy, Air Force, Tricare Management Agency and other agencies.

Corporate History

        TeamStaff, Inc., a New Jersey corporation, was originally incorporated in 1969 as a payroll staffing company. Through several acquisitions over recent decades the Company has evolved considerably. In early 2010, TeamStaff divested its commercial temporary staffing business (TeamStaff Rx) and made the strategic decision to build the Company around its government services entity, TeamStaff Government Solutions, Inc. ("TeamStaff GS") based in Loganville, Georgia. The Company is now completely focused on government services both as a prime contractor as well as partnering with other government contractors. During its 2011 fiscal year, the Company's Board of Directors approved management's proposal to re-brand the Company to better align with its strategic market focus, enhance brand-equity, and maximize long-term value. In September 2011, TeamStaff GS changed its corporate name and is now DLH Solutions.

        In addition, the Company's Board of Directors has approved a plan to change the corporate name of parent company TeamStaff, Inc. to DLH Holdings Corp and, in early 2012, plans to convene a meeting of its shareholders to approve the re-naming of TeamStaff, Inc. to DLH Holdings Corp.

Strategic Actions

Long Range Strategic Plan

        In early 2010 the Board of Directors hired Mr. Zachary C. Parker as the new president and chief executive officer of the Company to lead the transformation of the Company following the divestiture of its temporary staffing business. The Company developed its long range strategic plan to provide for strategic direction and key initiatives for the Company. Primary objectives included achieving profitable growth while expanding its business with current customers and diversifying its portfolio with expansion in targeted adjacent markets in order to reduce customer concentration. Through the long range strategic planning process, management has established key corporate initiatives for generating sustainable, profitable growth.

        Selected key strategic initiatives included:

  •
  Solidify capital and financial position

  •
  Transition infrastructure and key resources to support diversified growth in government services business

  •
  Establish business development capability and pipeline aligned with new strategic focus areas

  •
  Re-brand the company to better align with new corporate strategy and lines of business

  •
  Create a culture of continuous process improvement across the organization

Re-branding

        TeamStaff began its re-branding campaign planning during its 2011 fiscal year and launched the initial phase of its branding of DLH Solutions in Washington DC on October 10, 2011, followed by standing up its newly consolidated website featuring enhanced investor relations tools and information. The Company is now leveraging state-of-the-art web technology. The re-branding and communication initiatives include an extensive communications campaign toward establishing the brand and creating brand equity. The marketing communications activity will be coordinated with investor relations information.

Government Services Business Lines

        As a product of the strategic planning process of 2010, the Company realigned into three principle lines of service to leverage its core competencies toward profitable growth within its revised strategically targeted markets. We anticipate from time-to-time that we may grow faster in particular lines of business, acquire or dispose of business areas or contracts among and within future subsidiaries or entities. Internal realignments will intend to more fully leverage existing competencies and enhance our delivery of quality products and services.

Healthcare Delivery Solutions

        Through our Healthcare Delivery Solutions line of service, the Company provides a broad continuum of care for our nation's servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy), and an Armed Forces Retirement Facility. We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US along with differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD by providing qualified medical and other professionals in a variety of positions. Healthcare services continues to be a strategic focus area and a major component of DLH Solutions' business. As more and more Federal and DoD programs call for performance-based requirements, in addition to the mere provision of people, DLH Solutions' workforce profile of medical talent and credentials (as described earlier) will help it to compete and differentiate itself in the market place. Our new business pipeline of healthcare and medical service opportunities add important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and trauma brain injury, medical systems analysis, and medical logistics. Allied support includes a wide range including MRI technology, diagnostic sonography, phlebotomy, dosimetry, physical therapy, pharmaceuticals and others. In fiscal 2011, approximately 45% of our revenue was derived from the Healthcare Delivery Solutions line of service.

Logistics & Technical Services

        The Logistics & Technical Services line of service draws heavily upon DLH Solutions' proven logistics expertise and processes in areas involving supply chain management, performance-based logistics, distribution center and inventory management, statistical process control, packaging/handling/storage & transportation, and supply support operations. In addition, it embodies program and project management, systems engineering and applicable information technology services, integrated logistics support (including operational systems), readiness assessments, training, equipment and non-tactical vehicle operations and maintenance, hazardous material management, facilities and shipyard support services and more. DLH Solutions also provides logistics and administrative professionals to the federal government specializing in logistics, office administration, IT, and facilities/warehouse management. DLH Solutions' project managers range from career government support employees to retired military veterans with extensive experience. The experience of DLH Solutions' project managers is diverse from operational unit level to systems command/headquarters program office experience.

        Logistics and technical services remain a core competency and a strategic focus area for DLH Solutions. Through competitively awarded contracts and task orders (including its LOGWORLD contract), DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. In fiscal 2011, over 50% of our revenue was derived from the Logistics & Technical Services line of service.

Contingency/Staff Augmentation

        The Contingency/Staff Augmentation line of service combines the ability to provide disaster and emergency response services with our legacy staffing and civilian workforce augmentation services. For example, the Company's outstanding track record of response during hurricanes Rita and Katrina demonstrated its ability to support major Federal and DoD opportunities in this area. General staffing and selective recruitment process outsourcing are key components of this service area. Less than 5% of fiscal 2011 revenue was derived from the Contingency/Staff Augmentation line of service.

        Management believes that streamlining the Company's strategic focus around these three lines of services better aligns its resourcing and investments decisions around a cohesive set of business objectives. Equally important in this evolution is the decision to exit previous market focus areas with high barriers to entry and traditionally low margins for the Company.

Intellectual Property

        We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. Because our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets protection adequate to ensure their continuing availability to us.

        An important aspect of the Company's strategy is the use of program management to achieve the integration of people, processes and tools. The key principles of our program management approach begin with a joint understanding of the project requirements, and include attaining and sustaining excellence from all Program Management Office staff members, consistent quality control measures, and the delivery of compliant task order solutions on time and within budget. We tailor our program management methodologies and apply them to individual task orders, depending on their complexity and duration. Our goal is to manage cost, schedule, and performance by implementing our integrated People, Processes, and Tools methodology. Our tools and processes include our electronic Practitioner Resource Allocation Tool ("ePRAT"), which is a proprietary software solution and our SPOT-m supply chain management optimization process.

Customers

        Our primary customer is the U.S. Government. Revenue from the U.S. Government accounted, either directly or indirectly, for 100% of our total revenue during the 2011 fiscal year. No single service or contract accounted for more than 50% of the total revenue during fiscal 2011 with logistics services being the largest at 50%. Within the U.S. Government, our largest customer in fiscal 2011 and 2010 continued to be the DVA with whom the Company held over a dozen contracts and/or task orders for logistics, pharmaceutical, and other medical services covering a substantial percentage of the Company's revenues as discussed in Note 13 to the accompanying consolidated financial statements. As further described below, during fiscal 2011 the Company was awarded work totaling up to approximately $150 million for pharmaceutical and other medical services during a period of up to five years (increased subsequently to up to approximately $155 million) which will both retain and expand its business with the DVA. Accordingly, DLH Solutions remains particularly dependent on the continuation of its relationship with the DVA. See Risk Factors in Part I, Item 1A.

        The DVA's mission is one of service to the 27 million veterans who have served our country. To accomplish this mission, the DVA provides various products and services to veterans by working closely with various industry sectors. These products and services include medical care, benefits, and social programs for the veteran community throughout the country.

        The largest component of the awards described above comprised the award in May 2011 to DLH Solutions of a competitively bid Blanket Purchase Agreement contract with the DVA for pharmaceutical services. Work under the new contract began on November 1, 2011, and is expected to continue for up to 5 years and generate revenue of up to approximately $145 million. The Company was also awarded a contract in September 2011 to provide other medical services to the DVA of up to approximately $10 million over five years. In addition, the Company also provides further services to the DVA under contracts currently expiring on December 31, 2011, in respect of which no request for proposals have yet been invited. Accordingly, the Company has in the past and anticipates in the future receiving sole source extensions of this work for an additional period of time. While the Company believes it is well positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend our current service orders for the provision of services, that we would be successful in any bid for new contracts to provide such services or that if we are granted subsequent orders, that such orders would be of a scope comparable to the services that we have provided to date. If the DVA does not further extend our current service contracts or we are not successful in our efforts to obtain contract awards pursuant to either the current or new solicitations for the provision of such services, our results of operations, cash flows and financial condition would be materially adversely affected. However, in such circumstances, the Company may be able to avail itself of a right to continue for an additional period beyond the expiration date as part of any protest filed by an interested party.

        As indicated above, we may provide services to the U.S. Government pursuant to a variety of contract types, including fixed-price awards, indefinite delivery/indefinite quantity (IDIQ) and government wide acquisition contracts such as General Services Administration (GSA) schedule contracts. In July 2011, we received an IDIQ prime contract award from the Naval Surface Warfare Center, Dahlgren Division which will allow us to compete for prime task orders issued under SeaPort-e's Multiple Award Contract vehicle. The award includes a three-year base period and a five-year award term that will be contingent on periodic performance reviews. Further, we announced in August 2011 that we were chosen to share in the award of a TACOM Omnibus III contract, from the U.S. Army's Program Executive Office for Combat Support & Combat Service Support as a member of a bidding team. The contract award is a multiple award task order vehicle that consists of sixteen IDIQ contracts and runs through 2012. The award of an IDIQ contract does not represent a firm order for services and is subject to competitive bidding. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value.

Backlog

        At September 30, 2011, the total backlog was approximately $160 million compared with approximately $11 million at the end of September 2010. This does not include backlog associated with multi-client, multi-award, ID/IQ contracts won during the year, including the Navy's Seaport-e contract and the Army's TACOM Life Cycle Management Center Omnibus III contract. The substantial increase in backlog is attributed to having won 10 competitively awarded contracts during the fiscal year ended September 30, 2011.

        Backlog represents total estimated contract value of predominantly multi-year government contracts, based upon customer commitments that the Company believes to be firm. Backlog value is based upon contract commitments, management judgment and assumptions about the volume of services, availability of customer funding and other factors. Our backlog consists of both funded and unfunded amounts under existing contracts including option periods. The value of multi-client, competitive ID/IQ awards is included in backlog computation only when a task order is awarded. At September 30, 2011, there was no unfunded backlog. A number of U.S. Government programs with which we are associated are multi-year programs, and as such a substantial portion of our backlog is expected to be filled subsequent to fiscal 2012.

Government Regulation

        Our business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. In addition, many Federal and state laws materially affect the Company's operations. These laws relate to ethics, labor, tax, and employment matters. As any employer, TeamStaff and DLH Solutions are subject to Federal and state statutes and regulations governing their standards of business conduct with the government. The development of additional statutes and regulations and interpretation of existing statutes and regulations with respect to our industry can be expected to evolve over time. Through its corporate membership with the Professional Services Council and other affiliations, TeamStaff monitors proposed and pending regulations from relevant congressional committees and government agency policies that have potential impact upon our industry and our specific strategically targeted markets. As with any commercial enterprise, neither TeamStaff nor DLH Solutions can predict with certainty the nature or direction of the development of federal statutes and regulations that will affect its business operations. See Risk Factors in Part I, Item 1A.

        Most of our revenue arrangements with agencies of the U.S. Government are subject to unique procurement and administrative rules. These rules are based on both laws and regulations, including the U.S. Federal Acquisition Regulations ("FAR"), that: (1) impose various profit and cost controls, (2) regulate the allocations of costs, both direct and indirect, to contracts and (3) provide for the non-reimbursement of unallowable costs. Our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors. The U.S. Government contract bid process is complex and sometimes lengthy. Once a bid is won and a contract awarded, there still is the possibility of a bid protest or numerous delays in implementation.

        The U.S. government also regulates the methods by which allowable costs may be allocated under U.S. government contracts. Our government contracts are subject to audits at various points in the contracting process. Pre-award audits are performed at the time a proposal is submitted to the U.S. government for cost-reimbursement contracts. During the performance of a contract, the U.S. government has the right to examine our costs incurred on the contract, including any labor charges, material purchases and overhead charges. Upon a contract's completion, the U.S. government typically performs an incurred cost audit of all aspects of contract performance for cost-reimbursement contracts to ensure that we have performed the contract in a manner consistent with our proposal.

        As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government's procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, and availability of funds. A reduction in expenditures by the U.S. Government for the services that we provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business. All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed and settlement of expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

Employee Relations

        As of September 30, 2011, the Company and its operating subsidiary employed approximately 910 employees performing in over 20 states throughout the U.S. The Company believes it maintains good relations with its employees as evidenced by a voluntary attrition rate of approximately 5 percent. As of this date, the Company has no employees covered by a collective bargaining agreement.

Competitive Landscape

        Intense competition and long business development cycles are characteristics of our business and the government and defense industry. For major program competition, the business acquisition cycle typically ranges from 18 to 36 months for prime contractor companies. Companies may pursue work either as prime contractor or partner with other companies in a subcontractor role. Those competing as prime contractors normally expend substantially more resources than those in subcontractor roles. We partner and compete with several large and small-business companies in pursuit of acquiring new business.

        In the Federal and Defense logistics and technical services sector, we compete (and/or partner) with major tier I and very large companies such as Lockheed Martin, Raytheon Company, BAE Systems, SAIC, General Dynamics, Northrop Grumman, and L-3 Communications Corporation. Other companies in our space include Honeywell, CACI, CSC, Mantech, URS, DynCorp Intl., Deloitte and many others. Similarly there are many of these same companies and a range of others in the healthcare delivery and healthcare information technology market that include both large and small business.

        DLH Solutions competes with these companies by leveraging our differentiating suite of tools and uniquely integrating People, Processes, and Tools resulting in highly competitive proposals and a solid track record of past performance. The company won all of its major prime contract bids evaluated and awarded during fiscal 2011. Each award was decided by the government through a full and open competition on a "best-value basis". The Company will draw heavily from its consistent high quality past performance ratings, proven and evolving technical differentiators, key personnel credentials and growing market recognition to team and compete favorably against its competition. Further, the Company believes that DLH Solutions' leadership's track record, knowledge and processes with respect to government contract bidding processes represents a competitive advantage.

        Our recent and future success in this competitive landscape hinges on our ability to continue to uniquely integrate people, processes and technology tools to deliver best value solutions for our targeted clients (both government and industry partners). Due in large part to government fiscal pressures and major defense platform cancellations and budget cuts, our ability to remain cost-competitive remains important, particularly in labor-intensive markets where we can see greater pressure on margin rates.

Financing

        In an effort to improve and stabilize the Company's financial position in fiscal 2011, the Company completed measures to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers collectively provided $500,000 of additional capital to the Company. As described in Notes 6 and 10 to the accompanying consolidated financial statements, $150,000 of such capital was provided on March 31, 2011 and $350,000 of such capital was provided in July, 2011. In addition, as described in Note 6 to the accompanying consolidated financial statements, on February 9, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable. At September 30, 2011 the amount available was $316,000. In addition, as described in greater detail below, the parties agreed to amend certain other provisions of the Loan Agreement, including an extension of the term of the Loan Agreement for an additional year and the Lender agreed not to seek to terminate the Loan Agreement without cause until after February 29, 2012, which date has subsequently been amended to December 31, 2012. In addition, pursuant to its current credit facility, the financial institution also has the ability to terminate the Company's line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company's circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the Company has not experienced (and the financial institution has not declared) an event of default.

Disposition of Assets

        On December 28, 2009, TeamStaff and TeamStaff Rx, Inc., its wholly-owned subsidiary, entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, an Ohio limited liability company ("Advantage RN"), providing for the sale to Advantage RN of substantially all of the operating assets of TeamStaff Rx related to our business of providing travel nurse and allied healthcare professionals for temporary assignments. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provided that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which: (i) $350,000 in cash was paid at the closing, and (ii) $75,000 was subject to an escrowed holdback as described in the Asset Purchase Agreement. On March 25, 2010, the Company and Advantage RN completed the analysis related to escrow release conditions and reached an agreement as to the final purchase price. Of the $75,000 held in escrow, $25,000 was released to the Company and $50,000 was returned to Advantage RN, resulting in a final purchase price of $375,000. Under the terms of the Asset Purchase Agreement, Advantage RN did not assume any debts, obligations or liabilities of TeamStaff Rx nor did it purchase any accounts receivable outstanding as of the closing date.

Corporate

        Our principal executive offices are located at 1776 Peachtree Street NW, Atlanta, Georgia 30309. Our telephone number is 866-952-1647 and our new consolidated homepage is www.dlhcorp.com. References herein to our website are provided purely as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website.

Executive Officers

        Our executive officers are:

Name	Age	Positions
Zachary C. Parker	54	President, Chief Executive Officer and Director
John E. Kahn	48	Chief Financial Officer
John F. Armstrong	62	Executive Vice President of Corporate Development
Kevin Wilson	46	President, DLH Solutions, Inc.

        Zachary C. Parker became Chief Executive Officer and President of Team Staff in February 2010. He has over 25 years of experience with the government services market, including DoD, holding several senior and executive management positions in addition to business development posts. His tenure includes approximately 19 years with Northrop Grumman, 7 years with GE Government Services (now Lockheed Martin), and 3 and 2 years with VSE Corporation and VT Group, respectively. Prior to joining TeamStaff, Mr. Parker held executive positions, including President and Executive Vice President for Business Development, with VT Group's U.S. subsidiary, VT Griffin, from March 2008 to February 2010. His executive development includes the GE Crotonville Executive Development Program, Darden Executive Leadership Program, Northrop Grumman Action Leadership Program, Wharton Earned Value Management, California Institute of Technology Strategic Marketing Program, and is Lean Six Sigma Green Belt certified among other professional and technical certifications. Mr. Parker is active in both professional and community associations including the Governmental Affairs Committee and the Veteran Affairs Task Force of the Washington DC-based Professional Services Council and has served as industry co-chair of the Government/Industry Partnership Executive council. He has also served as board member on joint venture companies in the government services business. Mr. Parker earned his bachelors degree from California State University, Northridge (with honors) specializing in Human Factors Engineering and has completed post-graduate studies.

        John E. Kahn was named Chief Financial Officer on September 17, 2010. From April 2006 to April 2010, Mr. Kahn was the Chief Financial Officer and Secretary of Financial Asset Management Systems, a provider of government and business services. From November 2003 to March 2006, Mr. Kahn was the Chief Financial Officer and Secretary of Trusted Network Technologies, a company providing computer network identity control and audit solutions to government and other customers. Previously, Mr. Kahn served as a financial and business advisor, providing chief financial officer, accounting and strategic financial advice to clients. Mr. Kahn is a certified public accountant and from 1985 to 1993 was with Arthur Andersen as an audit and business advisory manager and audit staff. Mr. Kahn received a Bachelor of Science degree from the University of Wales and is a Fellow of the Institute of Chartered Accountants in England and Wales.

        John F. Armstrong, FACHE joined TeamStaff as its Executive Vice President of Corporate Development on December 1, 2010 and leads our corporate business development efforts. Mr. Armstrong has over three decades of in-depth experience in the military and the government services industry (both public and private). Mr. Armstrong most recently served as director of the Sustainment and Health Services operation within Lockheed Martin Corporation from May 2008 to November 2010. Previously, from August 2002 to May 2008, he served as senior vice president of business development for Eagle Group International where he was instrumental in successfully growing the company to a competitive large business prior to being acquired by Lockheed Martin. Additionally, Mr. Armstrong served a distinguished career as an officer in the U.S. Army (Medical Services Corps), retiring as a Colonel in 2002. Mr. Armstrong is a fellow in the American College of Healthcare Executives and earned a Master of Business Administration degree from Marymount University, a Master of Arts from Ball State University and completed his undergraduate studies at the University of Central Florida.

        Kevin Wilson was appointed as the President of what is now DLH Solutions in October 2008. Previously, Mr. Wilson served as the Director of what is now DLH Solutions from June 2007 through September 2008. From January 2004 to June 2007, Mr. Wilson served as the Director of Strategic Alliances of government services provider SAIC, Inc., where he was responsible for business development in the domestic and foreign defense markets. From March 1997 to January 2004, Mr. Wilson was the Program Manager for a multiyear defense services contract with Endress Hauser Systems & Gauging. Mr. Wilson also worked at Tracer Research Corporation from January 1990 to March 1997, where he was Project Manager for the United States Air Force, Air Combat Command professional services contract. Mr. Wilson holds a BS in Business Marketing from Northwest Missouri State University.

Available Information

        We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings. We make our public filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits and amendments to these reports available free of charge on our Web site, http://www.dlhcorp.com, as soon as reasonably practicable after we file such material with the SEC. We also make available on our Web site reports filed by our executive officers and directors on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the "Investor Relations" portion of our Web site, under the link "SEC Filings." We also use our website to make generally available important information about our company. Important information, including press releases, presentation and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled "Investor Relations" on our website home page. Therefore, investors should look to the "Investor Relations" subpage of our web site for important information. Information contained on our Web site is not part of this Annual Report on Form 10-K or any other filings we make with the SEC.

ITEM 1A.    RISK FACTORS

        As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2011, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Safe Harbor Statement

        Certain statements contained herein constitute "forward-looking statements" within the meaning of the 1995 Reform Act. TeamStaff desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Annual Report on Form 10-K for fiscal year ended September 30, 2011 involve known and unknown risks, uncertainties, and other factors which could cause TeamStaff's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks identified below.

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

Risks Relating to Our Business and Our Industry

We depend on contracts with the federal government for virtually all of our revenue and our business could be seriously harmed if the federal government decreased or ceased doing business with us or changed its budgets or budgetary priorities.

        We derive virtually all of our revenues from the U.S. Government as a prime contractor or a subcontractor. Revenues directly from the U.S. Government represented approximately 100% and 98% of the total revenues from continuing operations for the 2011 and 2010 fiscal years, respectively. Further, our revenue concentration was heavily dependent upon contracts with the DVA. Accordingly, the loss or delay of all or a substantial portion of our sales to the U.S. Government, whether due to a reduction in the overall level of U.S. Government spending or a change in its priorities, would have a material adverse effect on our results of operations and cash flows.

        Presently, the Company derives all of its revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA. On May 5, 2011 was awarded a single source Blanket Purchase Agreement with the DVA for the procurement of integrated medical support for the Department of Veterans Affairs' Consolidated Mail Outpatient Pharmacy ("CMOP") program. This award represents both retention of existing work and expansion of new business at additional DVA locations. The tasks to be performed include project management and a range of pharmaceutical services in support of performance-based pharmaceutical production management at several DVA locations. The maximum total value under this award is presently expected to be approximately $145,000,000 pursuant to site-specific task orders to be rendered by the DVA. The term of the award is for up to five years, initially expiring April 30, 2016, but which was subsequently extended to October 31, 2016. Work under this contract began on November 1, 2011. The agreement is subject to the Federal Acquisition Regulations and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement effectively provides for renewal and expansion of contracts that generated, in aggregate, approximately 45% of its revenue in the year ended September 30, 2011, in respect of which the Company previously held order cover through December 31, 2011 under existing contracts.

        Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with whom we do business may be decreased or our projects with them may not be sufficiently funded. In the event the budgets or budgetary priorities of the U.S. Government entities with which we do business, particularly the DVA, are decreased or underfunded, our consolidated revenues and results of operations could be materially and adversely affected. We are heavily dependent upon the U.S. Government as the primary customer to our DLH Solutions subsidiary. Our future success and revenue growth will depend in part upon our ability to continue to expand our business base. Because of this concentration of contracts, if a significant number of our contracts are simultaneously delayed or cancelled for budgetary, performance or other reasons, it would have a material adverse effect on our results of operations and cash flows.

We face risks relating to U.S. Government contracts because these contracts may be terminated at will.

        Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. However, these programs are normally funded on an annual basis. As mentioned above the U.S. Government may modify, curtail or terminate its contracts and subcontracts for convenience. Due to our dependence on these relationships, the modification, curtailment or termination of our major programs or contracts would have a material adverse effect on our results of operations and financial condition.

        If the government terminates a cost reimbursable contract for convenience, we may not recover the cost of work which has not been completed. We can recover only our incurred or actual cost, to include in certain cases committed costs, and cost for settling outstanding debts and restocking fees. We will also be able to negotiate for a fee based upon the percentage of the work performed or cost incurred. If the government terminates a contract for default, normally we would be unable to recover all costs for work performed and in some cases may be liable for liquidated damages in excess of actual costs incurred. Additionally, the government may seek to have the contract pay for its re-procurement cost for all undelivered items and services not received from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated. The Company has never had a contract terminated for default.

We incurred a net loss from operations for the year ended September 30, 2011 and industry conditions under which we operate have negatively impacted our revenues. Any failure to increase our revenues and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

        We incurred a net loss from continuing operations of approximately $4.6 million for the fiscal year ended September 30, 2011 and had an accumulated deficit of approximately $65.4 million at such date. Our business is under economic pressures due to Federal government procurement delays, high unemployment rates, an economy in recession, and other challenging industry dynamics. These industry conditions impacted our ability to grow our revenues resulting in an increase of approximately 2.6% from fiscal 2010 to fiscal 2011. We have expended, and will continue to be required to expend, substantial funds to enhance our marketing efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to continue increasing profitability and cannot assure you that we will be profitable in any particular future period. Our prospects should be considered in light of the difficulties we are facing, including the current economic climate and the overall competitive environment in which we operate. Revenue levels achieved from our customers, the mix of solutions that we offer and our ability to reduce and manage our operating expenses will positively affect our financial results.

Our capital requirements are significant and we may need to raise additional capital to supplement our revenues derived from operations.

        Our working capital requirements have been and will continue to be significant. As previously reported, in July 2010, we entered into a secured loan arrangement with Presidential Financial Corporation which, as amended to date, provides us with a maximum amount of $3.0 million of credit, subject to the conditions and limitations of the facility. We have, from time to time, utilized our secured credit facility to supplement cash flows from operations in order to satisfy our working capital needs. We used approximately $1.0 million and $2.2 million in cash for operating activities for the fiscal years ended September 30, 2011 and 2010, respectively, and our available cash and cash equivalents as of September 30, 2011 totaled approximately $0.8 million. Based on our business plan and current working capital position, we presently believe that we have sufficient liquidity resources, including those expected to be generated by forecasted operations and from timely collection of unbilled receivables from the DVA as well as those expected to be available under our credit facility, and the effects of cost reduction programs and initiatives to fund our operations for the next twelve months. This in part assumes the ultimate non-payment of certain liabilities and recorded guarantees which we are currently contesting or are not expected to be settled in cash (see Note 6 to the accompanying consolidated financial statements) (classified as current at September 30, 2011) in fiscal 2012 or the applicable portion of fiscal 2013. During 2011, the Company received equity and debt funding of $150,000 and $350,000, respectively, exclusive of direct costs. Such proceeds were derived from management and board members and our largest shareholder, all of whom are considered related parties.

        However, it may be necessary for us to raise additional capital to accelerate growth, fund operations and to meet our obligations in the future. To meet our financing requirements, we may seek to raise funds through equity, debt or equity-based financings (such as convertible debt) or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising funds through the issuance of equity or debt securities may result in us issuing securities with powers, designations, preferences or rights senior to our currently outstanding securities and possible dilution. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. We currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings, or that additional financing, if at all available, can be obtained on acceptable terms to us. If we are unable to obtain additional capital when required, or on acceptable terms, we may need to reduce expenses and operations and you may lose your investment in our Company. Our future capital requirements will depend on, and could increase substantially as a result of many factors, including:

  •
  our need to utilize a significant amount of cash to support operations and to make incremental investments in our organization;

  •
  our ability to achieve targeted gross profit margins and cost management objectives;

  •
  our ability to reach break-even or profitability;

  •
  our ability to achieve timely collection of unbilled accounts receivable from the DVA;

  •
  our ability to continue to not make payment of certain liabilities (classified as current at September 30, 2011);

  •
  the success of our sales and marketing efforts; and

  •
  changes in economic, regulatory or competitive conditions.

Our contract proposals and in many cases our invoices are subject to audits and investigations by U.S. Government agencies and unfavorable government audit results could force us to refund previously recognized revenues and could subject us to a variety of penalties and sanctions.

        From time to time, U.S. Government representatives may audit our performance on and invoices submitted on our U.S. Government contract. Further, federal agencies can also audit and review our compliance with applicable laws, regulations and standards. Under these audits, if it is found that we incorrectly invoiced or invoiced work not performed or claimed hours to be performed that were not performed we would have to refund these amounts. Normally, these audits are performed throughout the year and as such if found represent a refund within the current year. However, the government may go further back in time than the present fiscal year and adjustments may result over one or more fiscal years. Additionally, as a government contractor, we are from time to time subject to inquiries and investigations of our business practices by the U.S. Government due to our participation in government contracts. We cannot assure you that any such inquiry or investigation will not have a material adverse effect on our results of operations, cash flows, and financial condition.

        If a government audit uncovers illegal activities or activities not in compliance with a contract's terms or conditions, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true. If we were suspended or debarred from contracting with the federal government generally or with any specific agency, if our reputation or relationships with government agencies were impaired, or if the government otherwise were to cease doing business with us or were to significantly decrease the amount of business it does with us, our revenue, cash flows and operating results would be materially adversely affected.

        If an audit determines that any of our administrative processes and systems do not comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit could cause actual results to differ materially and adversely from those anticipated. Moreover, if an audit determines that costs were improperly allocated to a specific contract, such amounts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed

The U.S. Government contract bid process is highly competitive, complex and sometimes lengthy, and is subject to protest and implementation delays.

        Many of our contracts and task orders with the federal government are awarded through a competitive bidding process, which is complex and sometimes lengthy. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. If a bid is won and a contract awarded, there still is the possibility of a bid protest or numerous delays in implementation. Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work. It can take many months to resolve protests by one or more of our competitors of contract awards we receive. The resulting delay in the start up and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated, and there can be no assurance that such protest process or implementation delays will not have a material adverse effect on our financial condition or results of operations in the future. This competitive bidding process presents a number of risks, including the following:

  •
  we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win;

  •
  we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and

  •
  we may encounter expenses and delays if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

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

        We must comply with complex laws and regulations relating to the formation, administration, and performance of federal government contracts. These laws and regulations create compliance risk and affect how we do business with our federal agency clients, and may impose added costs on our business. If a government review or investigation uncovers illegal activities or activities not in compliance with a particular contract's terms or conditions, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. A failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the federal government, each of which could lead to a material reduction in our revenues, cash flows and operating results.

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

        There is often intense competition to win federal agency contracts. If we are unable to successfully compete for new business or win competitions to maintain existing business, our revenue and margins may materially decline. Many of our competitors are larger and have greater resources than we do, larger client bases and greater brand recognition. Our competitors, individually or through relationships with third parties, may be able to provide clients with different or greater capabilities or benefits than we can provide.

        Budgetary pressures and changes in the procurement process have caused many government clients to increasingly purchase goods and services through Indefinite Delivery Indefinite Quantity ("IDIQ") contracts, General Services Administration ("GSA") schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. In addition, in consideration of the practice of agencies awarding work under such contracts that is arguably outside the intended scope of the contracts, both the GSA and the DoD have initiated programs aimed to ensure that all work fits properly within the scope of the contract under which it is awarded. The net effect of such programs may reduce the number of bidding opportunities available to us. Moreover, even if we are highly qualified to work on a particular new contract, we might not be awarded business because of the federal government's policy and practice of maintaining a diverse contracting base.

We may not receive the full amounts authorized under the contracts included in our backlog, which could reduce our revenue in future periods below the levels anticipated.

        Our backlog consists of funded backlog, which is based on amounts actually committed by a client for payment for goods and services, and unfunded backlog, which is based upon management's estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated. The maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. For example, we derive revenue from ID/IQ contracts, which do not require the government to purchase a pre-determined amount of goods or services under the contract. Further, although many of our Federal government contracts contemplate performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. As a result, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Nevertheless, we may estimate our share of the contract values, including values based on the assumed exercise of options relating to these contracts, in calculating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our estimate of our backlog may be inaccurate and we may generate results that differ materially and adversely from those anticipated.

Failure to maintain strong relationships with other contractors could materially and adversely affect our revenue.

        We intend to derive substantial revenue from contracts in which we act as a subcontractor or from teaming arrangements, in which we and other contractors bid on particular contracts or programs. As a subcontractor or teammate, we will often lack control over fulfillment of a contract, and poor performance on the contract could impact our customer relationship, even if we perform as required. We expect to increasingly depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could differ materially and adversely from those anticipated if any such prime contractor or teammate chose to offer directly to the client services of the type that we provide or if they team with other companies to provide those services.

Loss of our GSA schedule contracts or other contracting vehicles could impair our ability to win new business and perform under existing contracts.

        As with any other company where their GSA schedule contracts constitute a significant percentage of revenue, we are dependent on providing services to U.S. government entities. We currently hold multiple GSA schedule contracts, including a federal supply schedule contract for professional and allied healthcare services and the logistics worldwide services contract. We are currently in the process of renewing the professional and allied healthcare services schedule, which would expire June 30, 2012 absent such renewal. The current term of our logistics worldwide schedule expires in November 2012 and includes an additional five year option period thereafter. If we were to lose one or more of these contracts or other contracting vehicles, we could lose a significant revenue source and our operating results and financial condition would be materially and adversely affected. These contracts typically have an initial term with multiple options that may be exercised by our government agency clients to extend the contract for successive periods of one or more years. We can provide no assurance that our clients will exercise these options.

Our employees (or those of others, with whom we are associated, such as teammates, prime or sub-contractors) may engage in misconduct or other improper activities, which could harm our business.

        Like all government contractors, we are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by our employees (or those of others, with whom we are associated, such as teammates, prime or sub-contractors) could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses, or falsifying time records. Employee misconduct could also involve the improper use of our clients' sensitive or classified information and result in a serious harm to our reputation. While we have policies in affect to deter illegal activities and promote proper conduct, these are not a failsafe. Since it is not always possible to deter employee misconduct, and precautions to prevent and detect this activity may not be effective in controlling such risks or losses, which could materially and adversely affect our business, results of operations, financial condition, cash flows, and liquidity.

The failure by Congress to approve budgets on a timely basis for the federal agencies we support or changes in the budget priorities of such agencies could delay or reduce spending and cause us to lose or post revenue, in another period.

        On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies we support. When Congress is unable to agree on budget priorities and is unable to pass the annual budget on a timely basis, Congress typically enacts a continuing resolution. A continuing resolution allows government agencies to operate at spending levels approved in the previous budget cycle. When government agencies must operate under a continuing resolution, it may delay funding we expect to receive from clients on work we are already performing and will likely result in any new initiatives being delayed or, in the extreme, cancelled. Changes in federal government fiscal or spending policies could adversely affect our government agency business. In particular, if the Federal government does not adopt, or delays adoption of, a budget for each fiscal year beginning on October 1, or fails to pass a continuing resolution, federal agencies may be forced to suspend our contracts and delay the award of new and follow-on contracts and orders due to a lack of funding. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance and the occurrence of any of the above mentioned scenarios may materially and adversely impact our results of operations and financial condition.

Our profits and revenues could suffer if we are involved in legal proceedings, investigations and disputes.

        As with much of the government services market, workers performance can result in substantial injury and we are exposed to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding personal injury or employee disputes. While we provision for these types of incidents through commercial party insurance carriers, we often defray these types of cost through higher deductibles. Any unfavorable legal ruling against us could result in substantial monetary damages by losing our deductible portion of carried insurance or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to lower our potential liabilities. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations, cash flows and financial condition, including our profits, revenues and liquidity.

We are dependent upon certain of our management personnel and do not maintain "key personnel" life insurance on our executive officers.

        Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2011, our CEO, CFO, Executive Vice President of Business Development and the President of DLH Solutions are under employment contracts. However, we do not maintain "key person" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.

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

We may be held liable for the actions of our employees and therefore incur unforeseen liabilities.

        While we carry insurance for these types of liabilities, as a result of our employer status, we may be liable for violations of these or other laws despite contractual protections. In addition, as our employees may be deemed to be our agents, we could be held liable for their actions which may have a material adverse effect on our results of operations, financial condition and liquidity.

Our staffing of healthcare professionals exposes us to potential malpractice liability.

        Through our subsidiaries, we engage or have recently engaged in the business of providing healthcare professionals. The placement of such employees increases our potential liability for negligence and professional malpractice of those employees and any such liabilities may not become immediately apparent. Although we are covered by professional malpractice liability insurance on a claims made basis in the aggregate amount of $5.0 million with a $2.0 million per occurrence limit, which we deem reasonable under the circumstances, not all of the potential liability we face may be fully covered by insurance. Any significant adverse claim, which is not covered by insurance, may have a material adverse effect on our financial condition, results of operations and liquidity.

We may not be fully covered by the insurance we procure and our business could be adversely impacted if we were not able to renew all of our insurance plans.

        Although we carry liability insurance, the insurance we purchase has a deductible portion which helps us to defray cost, but it may not be sufficient to cover the total cost of any judgments, settlements or costs relating to any present or future claims, suits or complaints. In addition, sufficient insurance may not be available to us in the future on satisfactory terms or at all. Also, any increase in our costs of insurance will impact our profitability to the extent that we cannot offset these increases into our costs of services. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, our business, financial condition, results of operations and liquidity could be materially adversely affected.

Our financial condition may be affected by increases in employee healthcare claims and insurance premiums, unemployment taxes and workers' compensation claims and insurance rates.

        Our current workers' compensation and medical plans are partially self-funded insurance programs. The Company currently pays base premiums plus actual losses incurred, not to exceed certain individual and aggregate stop-loss limits. In addition, health insurance premiums, state unemployment taxes and workers' compensation rates for the Company are in large part determined by our claims experience. These categories of expenditure comprise a significant portion of our direct costs. If we experience a large increase in claim activity, our direct expenditures, health insurance premiums, unemployment taxes or workers' compensation rates will increase. Although we employ internal and external risk management procedures in an attempt to manage our claims incidence and estimate claims expenses and structure our benefit contracts to provide as much cost stability as reasonably possible given the self-funded nature of our plans, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our clients. Since our ability to incorporate such increases into our fees to our clients is constrained by contractual arrangements with our clients, a delay could occur before such increases could be reflected in our fees, which may reduce our profit margin. As a result, such increases could have a material adverse effect on our financial condition, results of operations and liquidity.

If we were not able to renew all of the health and workers' compensation plans that cover our employees, our business would be adversely impacted.

        The maintenance of health and workers' compensation insurance and administration plans that cover our employees is a significant part of our business. If we were unable to secure renewal of contracts for such plans or the renewal of such plans with favorable rates and with competitive benefits, our business would be adversely affected. The current health and workers' compensation contracts are provided by vendors with whom we have an established relationship and on terms that we believe to be favorable. While we believe that renewal contracts could be secured on competitive terms without causing significant disruption to our business, there can be no assurance in this regard.

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

        Since the effectiveness for us of the Sarbanes-Oxley Act of 2002, we spend an increasing amount of management's time and resources (both internal and external) to comply with changing laws, regulations and standards relating to corporate governance and public disclosures. This compliance requires management's annual review and evaluation of our internal control systems. This process has caused us to engage outside advisory services and has resulted in additional accounting and legal expenses. We may encounter problems or delays in completing these reviews and evaluation and the implementation of improvements. If we are not able to timely comply with the requirements set forth in the Sarbanes-Oxley Act of 2002, we might be subject to sanctions or investigation by regulatory authorities. Any such action could materially adversely affect our business and our stock price.

We are highly dependent on the proper functioning of our information systems.

        We are highly dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations identify and match staffing resources and client assignments. The system also tracks regulatory credentialing expirations and other relevant client and healthcare information. They also perform payroll, billing and accounts receivable functions. While we have multiple back up plans for these types of contingencies, our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which in turn could impact our financial viability, due to the increased cost associated with performing these functions manually.

Potential tax liabilities may adversely affect our financial condition.

        The Company has received notices from the Internal Revenue Service ("IRS") claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. The Company has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, the Company operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through the different entities, therefore leading to the notices. To date, the Company has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. The Company believes the notices from the Social Security Administration are directly related to the IRS notices received. The Company had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. The Company believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. No payments have been made by the Company in fiscal 2011 or 2010, but as disclosed in the footnotes to the Financial Statements, a liability of $1.3 million is recorded at September 30, 2011. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company's intention is that it will, in due course, seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company's future cash flows and liquidity could therefore be materially affected by this matter.

We have a substantial amount of goodwill on our balance sheet. Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.

        We have previously obtained growth through acquisitions of other companies and businesses. Under existing accounting standards, we are required to periodically review goodwill and indefinite life intangible assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein. As of September 30, 2011, we had $8.6 million of goodwill, which represents the excess of the total purchase price of our acquisition over the fair value of the net assets acquired. As permitted, we do not amortize goodwill deemed to have an indefinite useful life. Impairment, for goodwill deemed to have an indefinite life, exists if the net book value of the goodwill asset equals or exceeds its fair value. As required, we performed our annual review for impairment during the fourth quarter of fiscal year 2011 by performing a fair value analysis of DLH Solutions. The fair value analysis was completed with the assistance of independent outside valuation professionals. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the DLH Solutions unit based on the probability-weighted future discounted cash flows. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2011. Additional impairment analyses may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to record goodwill impairment charges, our stock price could also be adversely affected.

We have a significant amount of net operating loss carry forwards which we may not be able to utilize in certain circumstances.

        At September 30, 2011, we had net operating losses, or NOLs, of approximately $38.2 million and $26.2 million for U.S. and state tax return purposes, respectively, and unutilized tax credits approximate $1.1 million. Under Section 382 of the Internal Revenue Code, following an "ownership change," special limitations apply to the use by a "loss corporation" of its: (i) NOL carry forwards arising before the ownership change; and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change. As a result of previous business combinations and changes in ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. Our U.S. NOLs begin to expire in 2021 and continue to expire through 2031.

Risks Relating To Our Revolving Credit Line

Our credit facility is secured by a lien on substantially all of our assets and if we are unable to make the scheduled principal and interest payments on the facility or maintain compliance with other debt covenants, we may default on the facility.

        On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the "Loan Agreement") with Presidential Financial Corporation (the "Lender"). Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and in

February 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and provide for an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of DLH Solutions' accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. DLH Solutions' ability to request loan advances under the Loan Agreement is subject to: (i) computation of DLH Solutions' advance availability limit based on "eligible accounts receivables" (as defined in the Loan Agreement) multiplied by the "Accounts Advance Rate" established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was originally for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.

        Interest on the loan initially accrued on the daily unpaid balance of the loan advances secured by billed receivables at the greater of one point ninety-five percent (1.95%) above the Prime Rate (as published in The Wall Street Journal from time to time) or at the rate of three point two-five percent (3.25%) per annum. The interest rate at September 30, 2011 was 5.20%. However, pursuant to the February 2011 amendment, the Company agreed with the Lender to adjust the rate of interest chargeable under the Loan and Security Agreement to be the greater of: (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line; and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding.

        The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company's ability to engage in certain transactions. Among other matters under the loan agreement, we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. In addition, the Loan Agreement requires DLH Solutions to maintain a minimum tangible net worth of at least $1,000,000 on a trailing 12-month basis. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after February 29, 2012, which date has subsequently been amended to December 31, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company's circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral.

        As part of the February 2011 amendment, the Lender also agreed to waive the Company's non-compliance with the covenant under the Loan Agreement to furnish them with a copy of DLH Solutions' financial statements within 90 days after the end of its fiscal year. In addition to granting this waiver, the Lender also agreed to modify this covenant to require that the Company provide them, within 90 days after the end of each fiscal year, audited consolidated financial statements of the Company and its subsidiaries as of the end of such fiscal year and, in addition, at the same time, furnish consolidating income statement and balance sheet schedules, including a reconciliation with DLH Solutions' financial information.

        Availability of funds under the Presidential Financial line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of DLH Solutions are required to execute "Acknowledgements of Assignment." There can be no assurance that every DLH Solutions government account will execute the documentation to effectuate the assignment and secure availability. The failure of government customers to sign the required documentation could result in a decrease in availability under the existing line of credit.

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

  •
  actual or anticipated changes in our growth rates or our competitors' growth rates;

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

  •
  changes in stock market analyst recommendations regarding our common stock, other comparable companies or the government services industry generally;

  •
  the impact of our ability to effectively implement acquisitions, investments, joint ventures and divestitures that we may undertake;

  •
  the impact of the volatility of the market value of comparable public companies that are considered in our valuation process and any publicly traded securities we may own; and

  •
  the impact of litigation, government investigations or customer or other disputes on our operating performance and future prospects.

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

The exercise of our outstanding options and warrants, or conversion of our outstanding debentures may depress our stock price and dilute your ownership of the company.

        As of September 30, 2011, the following options and warrants were outstanding:

  •
  Stock options to purchase 1,537,500 shares of common stock at exercise prices ranging from $0.56 to $1.81 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $1.19 per share. These stock options are employee and non-executive director options.

  •
  Warrants to purchase 53,846 shares of common stock with a weighted average exercise price of $1.00 per share.

        In addition, July 2011, we sold an aggregate amount of $350,000 of convertible debentures to entities affiliated with Wynnefield Capital, Inc. (the "Purchasers") pursuant to a standby commitment (the "Commitment").The convertible debentures will mature on the 27-month anniversary of issuance and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption. The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $1.30 per share. The initial conversion rate is subject to adjustment to account for certain customary events and also will include weighted-average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The Company can also redeem the outstanding convertible debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. Presently, the convertible debentures are convertible into a total of 269,230 shares of our common stock.

        To the extent that these securities are exercised or converted, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise and conversion terms provided by those securities. Further, in the event the conversion price of our outstanding shares of convertible debentures is lower than the actual trading price on the day of conversion, the holders could immediately sell their converted common shares, which would have a dilutive effect on the value of the outstanding common shares. Furthermore, the significant downward pressure on the trading price of our common stock as convertible debenture holders converted these securities and sell the common shares received on conversion could encourage short sales by the holders of convertible debentures or other shareholders. This would place further downward pressure on the trading price of our common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the shares of convertible debentures could lead to a decline in the trading price of our common stock.

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

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval

        Our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) possess beneficial ownership of approximately 50% of our common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 26% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

        The information contained in this report or in documents that we incorporate by reference or in statements made by our management includes some forward-looking statements that involve a number of risks and uncertainties. A number of factors, including but not limited to those outlined in the Risk Factors, could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements.In addition, forward-looking statements depend upon assumptions, estimates and dates that may not be correct or precise and involve known or unknown risks, uncertainties and other factors. Accordingly, a forward-looking statement in this report is not a prediction of future events or circumstances and those future events or circumstances may not occur. Given these uncertainties and risks, you are warned not to rely on the forward-looking statements. A forward-looking statement is usually identified by our use of certain terminology including "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates" or "intends," or by discussions of strategies or intentions. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        There are no unresolved staff comments.

ITEM 2.    PROPERTIES

Operations and Facilities

        Effective August 2, 2011, TeamStaff's corporate headquarters was relocated to a 3,925 square feet leased facility in Atlanta, Georgia. The Company has vacated the former headquarters facility in Somerset, New Jersey. The Company also has leased office space in Loganville, Georgia. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2011, TeamStaff's total lease expense for continuing operations was approximately $155,000.

        The following is summary information on TeamStaff's facilities as of September 30, 2011:

LOCATION	APPROXIMATE SQUARE FEET	EXPIRATION DATE
Former Headquarters	2,670	12/1/2012
1 Executive Drive Suite 130 Somerset, NJ
3525 Highway 81 South	6,200	5/31/2015
Loganville, GA
Corporate Headquarters	3,925	7/31/2017
1776 Peachtree Street* Suite 300 S Atlanta, GA 30309

*
Further to the relocation of the Company's corporate headquarters to Atlanta, Georgia, effective August 2, 2011, the Company has vacated the former corporate office in Somerset, New Jersey and agreed to a lease termination with its landlord at no charge in return for entering into the lease outlined above for the aforementioned new corporate headquarters effective approximately December 1, 2011, upon completion of build-out, during which time temporary accommodation was provided by the landlord at no charge.

ITEM 3.    LEGAL PROCEEDINGS

        As a commercial enterprise and employer, we are subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers' compensation, tax, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or cash flows.

        In connection with its medical business, TeamStaff is exposed to potential liability for the acts, errors or omissions of its medical employees. The professional liability insurance policy provides up to $5,000,000 aggregate coverage with a $2,000,000 per occurrence limit. Although TeamStaff believes the liability insurance is reasonable under the circumstances to protect it from liability for such claims, there can be no assurance that such insurance will be adequate to cover all potential claims.

ITEM 4.    REMOVED AND RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

        Our common stock is currently traded on The Nasdaq Capital Market under the symbol "TSTF". TeamStaff started trading on The Nasdaq Capital Market in November 25, 2009. Previously, TeamStaff's common stock was listed for trading on The Nasdaq Global Market. As previously announced, on September 15, 2009, we received a letter from the Nasdaq Stock Market advising that we had not maintained a minimum market value of publicly held shares of common stock of $5,000,000, as required by the continued listing requirements of the Nasdaq Global Market set forth in Nasdaq Listing Rule 5450(b)(1)(C). Subsequently, the Company elected to apply to transfer the listing of its common stock to the Nasdaq Capital Market. On November 23, 2009, Nasdaq approved the transfer application.

Market Information

        The range of high and low sales prices for the Company's common stock for the periods indicated below are:

Common Stock

FISCAL YEAR 2011	LOW	HIGH
1st Quarter	$0.50	$0.60
2nd Quarter	$0.36	$0.60
3rd Quarter	$0.46	$1.36
4th Quarter	$0.99	$2.95

FISCAL YEAR 2010	LOW	HIGH
1st Quarter	$0.63	$1.52
2nd Quarter	$0.75	$1.30
3rd Quarter	$0.50	$1.00
4th Quarter	$0.50	$0.68

        The above quotations reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On September 30, 2011, the Company's common stock had a closing price of $1.63 per share.

Dividends

        The Company has not declared any cash dividends on its common stock since inception and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

Approximate Number of Equity Security Holders

        Effective August 31, 2001, the Company acquired all of the capital stock of BrightLane. As contemplated under the agreements governing the transaction, the Company agreed to issue 2,054,130 shares of its common stock in exchange for all of the outstanding capital stock of BrightLane. As of September 30, 2011, not all of the BrightLane shareholders had submitted their capital stock for exchange into shares of common stock; however such shares are classified as outstanding.

        As of September 30, 2011, there were 6,021,183 shares of common stock outstanding held of record by 270 persons. The Company believes it has approximately 856 beneficial owners of its common stock.

Sales of Unregistered Securities

        During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth herein. As of October 13, 2011, the Company granted an aggregate of 53,750 shares of restricted stock to our non-executive directors, consistent with our compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

        In October 2011, we granted warrants to purchase 20,000 shares of common stock to a consultant for services, which warrants will expire in October 2016. These warrants have an exercise price of $2.28 per share and vest in two equal annual installments commencing on the first anniversary of the grant date. These warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1993, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

        TeamStaff presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2011. The Company has no equity compensation plans that have not been approved by security holders. All grants of equity securities made to executive officers and directors, including those to the Chief Executive Officer are presently made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information(*)
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
2006 Long Term Incentive Plan	1,537,500	$1.19	772,097
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Registrant Repurchases of Securities

        TeamStaff did not repurchase any of its securities during the fiscal years ended September 30, 2011and 2010.

ITEM 6.    SELECTED FINANCIAL DATA

        We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the 1995 Reform Act, Section 27A of the Securities Act and Section 21E of the Exchange Act. TeamStaff desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this Annual Report on Form 10-K: our ability to secure contract awards, including the ability to secure renewals of contracts under which we currently provide services; our ability to enter into contracts with United States Government facilities and agencies on terms attractive to us and to secure orders related to those contracts; changes in the timing of orders for and our placement of professionals and administrative staff; the overall level of demand for the services we provide; the variation in pricing of the contracts under which we place professionals; our ability to manage growth effectively; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives); economic, business and political conditions domestically; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; the loss of key officers, and management personnel; the competitive environment for our services; the effect of recognition by us of an impairment to goodwill; other tax and regulatory issues and developments; the effect of adjustments by us to accruals for self-insured retentions; our ability to obtain any needed financing; our ability to attract and retain sales and operational personnel; and the effect of other events and important factors disclosed previously and from time-to-time in TeamStaff's filings with the U.S. Securities Exchange Commission. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in the company's periodic reports filed with the SEC. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the company or any other person that the objectives and plans of the Company will be achieved. The forward-looking statements contained in this report in Form 10-K are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating any forward-looking statements.

Critical Accounting Policies and Estimates

        TeamStaff believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of TeamStaff's 2011 Consolidated Financial Statements contained in this Annual Report on Form 10-K as well as "Critical Accounting Policies" contained therein for a detailed discussion on the application of these and other accounting policies.

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

Revenue Recognition

        TeamStaff's revenue is derived from professional, technical and other specialized service offerings to US Government agencies through a variety of contracts, some of which are fixed-price in nature and/or may be sourced through Federal Supply Schedules administered by the General Services Administration ("GSA") and the DVA at fixed unit rates or hourly arrangements. We generally operate as a prime contractor, but have also entered into fixed price or fixed unit price contracts as a subcontractor. The recognition of revenue from fixed rates is based upon objective criteria that generally do not require significant estimates that may change over time. Other types of US Government contracts may include fixed price or flexibly priced contracts requiring estimates based on percentage-of-completion methods of recognizing revenue and profit. These contracting vehicles do not, at this time, represent a significant portion of our revenue nor require estimating techniques that would materially impact our revenue reported herein. TeamStaff recognizes and records revenue on DVA contracts when it is realized, or realizable, and earned. TeamStaff considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectability is reasonably assured.

        Revenues related to retroactive billings in 2008 (see Note 9 to the Consolidated Financial Statements) from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and has a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectability is reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.

        During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At September 30, 2011 and 2010, the amount of the remaining accounts receivable with the DVA approximates $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2011. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2012. At present, the Company expects to collect such amounts during the first half of fiscal 2012.

Goodwill

        In accordance with applicable accounting standards, TeamStaff does not amortize goodwill. TeamStaff continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its implied fair value. At September 30, 2011, we performed a goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the DLH Solutions unit based on the future discounted cash flows. Based on the results of the work performed by an outside independent firm, the Company has concluded that no impairment loss on goodwill was warranted at September 30, 2011. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company's economics and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill exceeded the carrying value at September 30, 2011 by more than 100%, resulting in no impairment charge being taken against goodwill. However, a non-renewal of a major contract (see Note 2—Liquidity and Note 13) or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods' results of operations.

        If an impairment write off of all the goodwill became necessary, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions reporting unit. TeamStaff has concluded, at present, that there is not any required impairment write off of goodwill.

Intangible Assets

        As required by applicable accounting standards, TeamStaff did not amortize its tradenames, an indefinite life intangible asset. TeamStaff continued to review its indefinite life intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that an asset's carrying amount is greater than its fair value. On September 15, 2011, the Board of Directors of TeamStaff approved the change of the corporate name of TeamStaff GS to DLH Solutions and also approved a plan to change the corporate name of the Company to DLH Holdings Corp. In connection with these actions, the Company will cease further use of the TeamStaff trademark and implement new marketing and branding initiatives associated with the new corporate identity being adopted by the Company. As a result of the corporate name change and associated rebranding efforts being implemented by the Company and its principal operating subsidiary, the Company concluded that it is required to record a non-cash impairment charge with respect to the value of the "TeamStaff" trademark of $2.6 million as a result of abandoning the use of the TeamStaff name to fully write-off the value of this trademark.

Prepaid Workers Compensation

        As part of the Company's discontinued PEO operations, TeamStaff had a workers' compensation program with Zurich American Insurance Company ("Zurich") which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich's and managers' overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party's study of claims experience, TeamStaff estimates that at September 30, 2011, the remaining prepaid asset of $0.3 million will be received within the next twelve to thirty six months. The amount is reflected on TeamStaff's balance sheet as of September 30, 2011 as a current asset, in addition to approximately $0.2 million related to other policy deposits.

Workers' Compensation Insurance

        From November 17, 2003 through April 14, 2009, inclusive, TeamStaff's workers' compensation insurance program was provided by Zurich. This program covered TeamStaff's temporary, contract and corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and was subject to a policy year-end audit. Effective April 15, 2009, TeamStaff entered into a partially self-funded workers' compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010 which has been renewed through April 14, 2012. The Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate.

        As of September 30, 2011 and 2010 the adequacy of the workers' compensation reserves (including those periods' amounts that are offset against the trust fund balances in prepaid assets) was determined, in management's opinion, to be reasonable. In determining our reserves we rely in part upon information regarding loss data received from our workers' compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the related reserves as deemed appropriate.

Fair Value

        TeamStaff has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable and accrued expenses. TeamStaff estimates that the fair value of these financial instruments at September 30, 2011 and 2010 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets. However, because the Company presents certain common stock warrants and embedded conversion features (associated with Convertible Debentures) and accounts for such derivative financial instruments at fair value, such derivatives are materially impacted by the market value of the Company's stock and therefore subject to a high degree of volatility. The Company's future results may be materially impacted by changes in the Company's closing stock price as of the date it prepares future periodic financial statements.

Income Taxes

        TeamStaff accounts for income taxes in accordance with the "liability" method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

        After an assessment of all available evidence (including historical and forecasted operating results), management has concluded that realization of the Company's net operating loss carryforwards (which included those amounts acquired in previous years' business combinations, collectively "NOLs"), tax credits and other deferred tax assets, could not be considered more likely than not. Accordingly, for the fiscal years ended September 30, 2011 and 2010, the Company did not record a tax benefit for NOLs and other deferred tax assets.

        Based on similar assessments, the Company increased the valuation allowance established on deferred tax assets by approximately $1.0 million and $1.2 million in 2011 and 2010, respectively. The increase in the valuation allowance is primarily due to Federal and state NOLs and stock based compensation for the fiscal year ended September 30, 2011. The increase in the valuation allowance for the fiscal ended September 30, 2010 was principally due to Federal and state NOLs. In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely than not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of such NOLs), to offset future periods' taxable income.

        In the fiscal years ended September 30, 2011 and 2010, the Company recorded no tax expense or benefit.

        At September 30, 2011 the Company had net operating losses of approximately $38.2 million and $26.2 million for U.S. and state tax return purposes, respectively, and unutilized tax credits of approximately $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of. NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2031.

        The Company's tax returns for the years ended September 30, 2008, 2009 and 2010 are open, by statute, for audit by the Federal government and various states. However, there are no examinations currently in progress and the Company is not aware of any pending audits.

Allowance for Doubtful Accounts

        The Company does not, at present, maintain an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff's customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff's accounts receivable balances could grow and TeamStaff could be required to provide for additional allowances, which would decrease operating results in the period that such determination was made. For example, TeamStaff currently maintains no allowance on billed accounts receivable due to the fact that a significant portion of accounts receivable are from the Federal Government which historically have had little, if any, write-offs for non-payment.

Overview

Business Description

        TeamStaff Inc., incorporated in New Jersey, is a full-service provider of healthcare delivery solutions, logistics & technical services, and contingency/staff augmentation services to government agencies including the Department of Veteran Affairs, the Department of Defense, and other clients. The Company principally operates through its wholly-owned subsidiary DLH Solutions, Inc. ("DLH Solutions").

Business Lines of Service

        As a product of the strategic planning process of 2010, the Company realigned into three principle lines of service to leverage its core competencies toward profitable growth within its revised strategically targeted markets. We anticipate that from time-to-time that we may grow faster in particular lines of business, acquire or dispose of business areas or contracts among and within future subsidiaries or entities. Internal realignments will intend to more fully leverage existing competencies and enhance our delivery of quality products and services.

Healthcare Delivery Solutions

        Through our Healthcare Delivery Solutions line of service, the Company provides a broad continuum of care for our nation's servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy), and an Armed Forces Retirement Facility. We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US along with differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD by providing qualified medical and other professionals in a variety of positions. Healthcare services continues to be a strategic focus area and a major component of DLH Solutions' business. As more and more Federal and DoD programs call for performance-based requirements, in addition to the mere provision of people, DLH Solutions' workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the market place. Our rich new business pipeline of healthcare and medical service opportunities add important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and trauma brain injury, medical systems analysis, and medical logistics. Allied support includes a wide range including MRI technology, diagnostic sonography, phlebotomy, dosimetry, physical therapy, pharmaceuticals and others. In fiscal 2011, approximately 45% of our revenue was derived from the Healthcare Delivery Solutions line of service.

Logistics & Technical Services

        The Logistics & Technical Services line of service draws heavily upon DLH Solutions' proven logistics expertise and processes in areas involving supply chain management, performance-based logistics, distribution center and inventory management, statistical process control, packaging/handling/storage & transportation, and supply support operations. In addition, it embodies program and project management, systems engineering and applicable information technology services, integrated logistics support (including operational systems), readiness assessments, training, equipment and non-tactical vehicle operations and maintenance, hazardous material management, facilities and shipyard support services and more. DLH Solutions also provides logistics and administrative professionals to the federal government specializing in logistics, office administration, IT, and facilities/warehouse management. DLH Solutions' project managers range from career government support employees to retired military veterans with extensive experience. The experience of DLH Solutions' project managers is diverse from operational unit level to systems command/headquarters program office experience.

        Logistics and technical services remain a core competency and a strategic focus area for DLH Solutions. Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. In fiscal 2011, over 50% of our revenue was derived from the Logistics & Technical Services line of service.

Contingency/Staff Augmentation

        The Contingency/Staff Augmentation line of service combines the ability to provide disaster and emergency response services with our legacy staffing and civilian workforce augmentation services. For example, the Company's outstanding track record of response during hurricanes Rita and Katrina demonstrated its ability to support major federal and DoD opportunities in this area. General staffing and selective recruitment process outsourcing are key components of this service area. Less than 5% of fiscal 2011 revenue was derived from the Contingency/Staff Augmentation line of service.

        Management believes that streamlining the Company's strategic focus around these three lines of services better aligns its resourcing and investments decisions around a cohesive set of business objectives. Equally important in this evolution is the decision to exit previous market focus areas with high barriers to entry and traditionally low margins for the Company.

Recent Business Trends

        TeamStaff developed and started implementation of a long range strategic plan during its 2010 fiscal year. The plan builds upon the core competencies of DLH Solutions in the areas of: (1) Healthcare Delivery Solutions, (2) Logistics and Technical Services, and (3) Contingency & Staff Augmentation Services. The Company has a long history of providing these services to federal clients such as the Department of Veteran Affairs ("DVA"), Department of Defense ("DoD") as well as agencies such as the United States Department of Agriculture ("USDA") and Department of Interior ("DOI"). In the first quarter of fiscal 2011 the Company completed transition of its executive management team, with the addition of John Armstrong, Executive Vice President of Corporate Development, to better align with its government services focus.

        The DVA continues to be our largest customer followed by the DoD. Prior to the second quarter of fiscal 2011, over 90% of the Company's marketing, sales and discretionary resources were directed toward the commercial nursing and temporary staffing business while DLH Solutions did not bid on large government services contracts to complement its work with DVA and increase its backlog. As such its business base over the recent 5 years remained relatively flat when adjusted for DVA business anomalies (such as overtime policy changes, preparation for anticipated epidemic, government in-sourcing, etc.).

        The strategic plan first addressed creating the financial stability and runway to support implementation of new infrastructure and business development requirements. As such, significant cost reduction and containment initiatives were put into action in the first two quarters of fiscal 2011. Subsequently, a capital raise initiative was put into place leveraging relationships with our largest shareholder, our new banking partner, and directors and management. Concurrently, management addressed the lack of new and sustainable business by focusing resources on core competencies, existing and adjacent markets, larger and longer-term contracts, and development of differentiators to enhance competitiveness. Major changes in both resources and new business pipeline were implemented to align with the strategy of establishing sustainable, profitable growth while diversifying its portfolio and creating substantial backlog. Management believes that its new strategy has seen early success. As the Company enters fiscal 2012, contract backlog has increased from approximately $11 million at September 30, 2010 to approximately $160 million at September 30, 2011. During fiscal 2011, the Company competed and won 100% of its major healthcare re-compete programs. In addition, new business contracts with an estimated value of $10 million annually were obtained. Due to government delays, the new business revenue will not be recognized until fiscal 2012. Supporting the strategic portfolio diversification, the Company was awarded two large IDIQ contracts covering a range of logistics and technical services during the year; one with the US Army and the other with the US Navy. In keeping with its transformation, the Company has established several new teaming and partnership arrangements with strategic companies complementing our core competencies.

        Though our nation's economy continues to create headwinds for all markets, management has found that many government services industry analysts project a favorable market outlook particularly in select segments. The Company's strategic decision to build upon its healthcare delivery solutions competencies and business aligns its growth prospects with some of the stronger budget areas on both Capitol Hill and within the Pentagon. Based on current research and market analysis, management believes that the federal government's healthcare budget including the Military Healthcare Systems and veterans' healthcare remain a top priority. For example the DVA discretionary budget for fiscal 2012 is projected to increase 10.6% over that awarded in fiscal 2010 and the drawdown of American service personnel in the gulf theater will lead to a growing veteran population.

        Further, there has been an increase in mergers and acquisition activity within the government services space due to an interest on the part of acquirers to reposition capability and customer portfolios in areas such as military and veteran healthcare where future growth in anticipated. Management also believes that the most significant of the federal government's in-sourcing efforts occurred in 2009-2010, this is further solidified by then Secretary of Defense Gates stating that governmental in-sourcing did not produce the anticipated savings. Additionally Secretary of the Army John McHugh officially called for an end to in-sourcing in early 2011. Further, management has found that many analysts continue to view the federal services market as an attractive growth area and that strategically-focused and niche firms that can offer a differentiated product or service much like TeamStaff has demonstrated will be considered higher value companies. Although we cannot provide any assurances of our growth or profitability, based on these factors, management believes that TeamStaff's new strategic direction to leverage and invest in its government services strengths within its market sector offers the potential for significantly enhanced shareholder value in the foreseeable future.

Results of Operations

Fiscal Year 2011 as Compared to Fiscal Year 2010

        The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Fiscal Year Ended
	September 2011	September 2010
Condensed Consolidated Statement of Operations:
Revenues	100.0%	100.0%
Direct Expenses	85.9%	88.2%

Gross Profit	14.1%	11.8%
Selling, general and administrative	17.7%	18.8%
Impairment charge—intangible assets	6.2%	3.3%
Depreciation and amortization expense	0.3%	0.3%

Loss from operations	(10.1)%	(10.6)%
Other income (expense)	(0.9)%	(0.6)%

Loss from continuing operations before tax	(11.0)%	(11.2)%
Income tax expense	0.0%	0.0%

Loss from continuing operations	(11.0)%	(11.2)%
Gain (loss) from discontinued operation	0.6%	(3.0)%

Net loss	(10.4)%	(14.2)%

Revenues

        Revenues from TeamStaff's continuing operations for the fiscal years ended September 30, 2011 and 2010 were $41.9 million and $40.9 million, respectively, which represents an increase of $1 million or 2.6% over the prior fiscal year despite extended government delays in major awards. The increase in operating revenues is due primarily to new business awards and increased business on existing contracts.

        DLH Solutions is currently seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts covered by the Service Contract Act. These adjustments are due to changes in the contracted wage determination rates for employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor ("DOL") has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to DLH Solutions in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At September 30, 2011 and 2010, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA and the DOL regarding the matter and currently anticipates resolution during the first half of fiscal 2012. The Company is currently in the process of negotiating a final amount related to indirect costs and fees applied to these amounts. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during the first half of fiscal 2012 based on current discussions and collection efforts. Because these amounts are subject to government review, no assurances can be given that we will receive any additional amounts from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

Direct Expenses

        Direct expenses are generally comprised of direct labor (including benefits), direct material, subcontracts, other direct costs, and overhead. Direct expenses from continuing operations for the fiscal years ended September 30, 2011 and 2010 were $36.0 million and $36.1 million, respectively, which represent a decrease for fiscal 2011 of $0.1 million or 0.1% over the prior fiscal year. This decrease is primarily a result of improved workplace safety measures resulting in lower expenses for workers' compensation insurance offset by increased direct labor expenses. As a percentage of revenue from continuing operations, direct expenses were 85.9% and 88.2%, respectively, for the years ended September 30, 2011 and 2010 driven primarily by lower workers' compensation expenses.

Gross Profit

        Gross profit for the fiscal years ended September 30, 2011 and 2010 was $5.9 million and $4.8 million, respectively, which represents an increase of $1.1 million or 22.7% over the prior fiscal year despite the modest revenue increase. Gross profit from continuing operations, as a percentage of revenue, was 14.1% and 11.8%, for the fiscal years ended September 30, 2011 and 2010, respectively. The key driver for the period over period increase in gross profit (as a percentage of revenue) was improved project management on major contracts.

Selling, General and Administrative Expenses

        Selling, general and administrative ("SG&A") primarily relates to functions such as corporate management, legal, finance, accounting, contracts, administration, human resources, management information systems, and business development. Also contributing may be severance charges. SG&A expenses for the fiscal years ended September 30, 2011 and 2010 were $7.4 million and $7.7 million, respectively, which represent a decrease of $0.3 million, or 3.4%. Major cost reduction initiatives driven by the Long Range Strategic Plan and management policies were responsible for the decrease including elimination of duplicate and non-strategic positions, termination of non-strategic administrative subscriptions and licenses, indirect travel restrictions, temporary work furlough, and more. These savings were partially offset by increases in strategic business development expenditures and approximately $0.6 million in strategic legal fees mostly in support of our DVA client with respect to confirmation of our new CMOP contract award. This reflects the Company having continued to successfully seek elimination of overhead costs deemed to be non-essential to growth or infrastructure in order to permit reinvestment in areas considered important to support the strategic direction of the company. The Company has also continued its cost savings and reallocation initiatives, which have resulted in refocused headcount in non-revenue generating departments and within SG&A costs, with significantly increased emphasis on building a strong and sustainable pipeline of new business opportunities.

Impairment Charge—Intangible Assets

        Impairment charges—intangible assets was $2.6 million for the fiscal year ended September 30, 2011 and $1.3 million for the prior year. As a result of its rebranding initiative, the Company wrote off the carrying value of the tradename related to TeamStaff of $2.6 million. Fiscal year 2010 included an intangible asset write down of $1.3 million related to the carrying value of the trademark names "RS Staffing" and "TeamStaff," based on an intangible asset impairment analysis.

Depreciation and Amortization

        Depreciation and amortization expense on tangible assets was approximately $0.1 million for both of the fiscal years ended September 30, 2011 and 2010.

Loss from Operations

        Loss from operations for the fiscal year ended September 30, 2011 was $4.2 million as compared to loss from operations for the fiscal year ended September 30, 2010 of $4.3 million. This represents an improvement of $0.1 million in results from operations from fiscal 2011 to 2010. The improvement is due primarily to increased operating gross profit and reduction of SG&A expenses in fiscal 2011 offset by the aforementioned impairment charge.

Other Expense

        Other expense was $0.4 million and $0.3 million, for the fiscal years ended September 30, 2011 and 2010, respectively. Interest expense for the fiscal years ended September 30, 2011 and 2010 was approximately $0.3 million and $0.2 million respectively. Interest expense increased by approximately $0.1 million on increased utilization of the credit facility, offset by a net favorable decrease in fair value ascribed to the derivative financial instruments associated with our warrants and convertible debentures.The Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the fiscal years ended September 30, 2011 and 2010, the Company recognized no tax expense.

Loss from Continuing Operations

        Loss from continuing operations for the fiscal year ended September 30, 2011 was $4.6 million, or $0.84 per basic and per diluted share, as compared to loss from continuing operations of $4.6 million, or $0.91 per basic and diluted share, for the fiscal year ended September 30, 2010.

Discontinued Operation

        A non-recurring gain from discontinued operation for the year ended September 30, 2011 was recognized of $270,000 or $0.05 per basic and diluted share. During the year ended September 30, 2011 the State of Florida determined that approximately $270,000 of escheated funds it was holding was the property of the Company and ordered that such funds be paid to the Company. The Company's right to the funds arose in connection with the Company's former PEO operations that were accounted for as a discontinued operation in fiscal 2003 and, accordingly, the Company has recognized the amounts as income from discontinued operations in the current period after concluding that the amount involved was not material to the results of operations in the year of discontinuance. A non-recurring loss of 1.2 million or ($0.24) per basic and diluted share arose in the year ended September 30, 2010 related to the operations and disposal of the TeamStaff Rx business.

Net Loss

        Net loss for the fiscal year ended September 30, 2011 was $4.3 million, or ($0.79) per basic and diluted share, as compared to net loss of $5.8 million, or ($1.15) per basic and diluted share, for the fiscal year ended September 30, 2010. This represents a 26% ($1.5 million) net loss improvement despite taking over $3.0 million in strategic write-downs and expenses.

Other Data

        Earnings Before Interest Tax Depreciation and Amortization ("EBITDA"(1)) for the year ended September 30, 2011 was $(1.5) million as compared to $(2.9) million for the twelve months ended September 30, 2010, representing an improvement of $1.4 million or 48% even after incurring strategic legal fees of $0.6 million in the year ended September 30, 2011, when none were incurred in the year ended September 30, 2010.

Liquidity and Capital Resources; Commitments

        At September 30, 2011, the Company had a net working capital deficit of approximately $3.6 million and an accumulated deficit of approximately $65.4 million. For the year ended September 30, 2011, the Company incurred an operating loss and net loss of approximately $4.2 million and $4.3 million, respectively. The Company has a limited amount of cash and cash equivalents at September 30, 2011 and will be required to rely on operating cash flow and periodic funding, to the extent available, from its line of credit to sustain the operations of the Company unless it elects to pursue and is successful in obtaining additional debt or equity funding, as discussed below, or otherwise.

(1)
We present EBITDA as a supplemental non-GAAP measure of our performance. We define EBITDA as net loss from continuing operations plus (i) interest and other expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) impairment charges. This non-GAAP measure of our performance was used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company's Board utilized this non-GAAP measure to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections and measure management performance. In addition, the compensation committee of the Company's Board of Directors used this non-GAAP measure when setting and assessing achievement of incentive compensation goals. We believe that this non-GAAP measure is useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance. By providing this non-GAAP measure, as a supplement to GAAP information, we believe we are enhancing investors' understanding of our business and our results of operations. This non-GAAP financial measure is limited in its usefulness and should be considered in addition to, and not in lieu of, US GAAP financial measures. Further, this non-GAAP measure may be unique to the Company, as it may be different from the definition of non-GAAP measures used by other companies. A reconciliation of EBITDA with net loss from continuing operations is as follows:

	For the year ended 30 September
	2011	2010
Net loss from continuing operations	$(4,590)	$(4,598)
(i) Interest and other expenses (net)	367	261
(ii) provision for taxes	—	—
(iii) amortization and depreciation,	113	118
(iv) impairment charges	2,583	1,341

EBITDA	$(1,527)	$(2,878)

        In an effort to improve the Company's cash flows and financial position, in fiscal 2011 the Company completed measures to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers collectively provided $500,000 of additional capital to the Company. As described in Note 6, $150,000 of such capital was provided on March 31, 2011 and $350,000 of such capital was provided in July 2011 by Wynnefield Capital through the sale of convertible debentures which mature 27 months from issuance and bear interest at the rate of the greater of prime plus 5% or 10% per annum. The debentures are convertible into shares of our common stock at an initial rate of $1.30, subject to adjustment for certain customary events and in accordance with a weighted-average anti-dilution formula, subject to certain exclusions. In addition, as described in Note 6, on February 9, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable. At September 30, 2011, the amount available was $316,000. In addition, as described in greater detail below, the parties agreed to amend certain other provisions of the Loan Agreement, including an extension of the term of the Loan Agreement for an additional year and the Lender agreed not to seek to terminate the Loan Agreement without cause until after February 29, 2012, which date has subsequently been amended to December 31, 2012. In addition, pursuant to its current credit facility, the financial institution also has the ability to terminate the Company's line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company's circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the Company has not experienced and the financial institution has not declared an event of default.

        Management believes, at present, that: (a) cash and cash equivalents of approximately $0.8 million as of September 30, 2011; (b) the amounts available under its line of credit (which, in turn, is limited by a portion of the amount of eligible assets); (c) forecasted operating cash flow including timely collection of the retrospective billings; (d) the ultimate non-payment of certain liabilities and recorded guarantees currently contested by the Company or not expected to be settled in cash (see Note 6 to the accompanying consolidated financial statements) (classified as current at September 30, 2011) in fiscal 2012, or the applicable portion of 2013 and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements. However, should any of these factors not occur substantially as currently expected, there could be a material adverse effect on the Company's ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company's business, financial position, results of operations and future prospects. Due to the foregoing there could be a future need for additional capital and the Company may pursue equity, equity-based and/or debt financing alternatives or other financing in order to raise any needed funds. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

        Presently, the Company derives all of its revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA. On May 5, 2011, the Company was awarded a single source Blanket Purchase Agreement with the DVA for the procurement of integrated medical support for the DVA's Consolidated Mail Outpatient Pharmacy ("CMOP") program. This award represents both retention of existing work and expansion of new business at additional DVA locations. The tasks to be performed include project management and a range of pharmaceutical services in support of performance-based pharmaceutical production management at several DVA locations. The maximum total value under this award is presently expected to be approximately $145,000,000 pursuant to site-specific task orders to be rendered by the DVA. The term of the award is for up to five years, initially expiring April 30, 2016, but which was subsequently been extended to October 31, 2016. Work under this contract began November 1, 2011. The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement effectively provides for renewal and expansion of contracts that generated, in aggregate, approximately 45% of its revenue in the year ended September 30, 2011, in respect of which the Company previously held order cover through December 31, 2011 under existing contracts. In addition, the Company also holds contractual order cover through December 31, 2011 in respect of DVA contracts that generated close to a further 50% of its revenue in the year ended September 30, 2011, which are not currently the subject of requests for proposals and may in due course be further extended by the DVA on a sole source basis, although no assurances can be given that this will occur.

Cash from operating activities

        Net cash used in operating activities for the year ended September 30, 2011 was $1.0 million as compared to $2.2 million for fiscal year ended September 30, 2010. The favorable decrease in the cash used from 2010 to 2011 is principally due to a reduced net loss (adjusted for non cash charges) and decreases in accounts receivable and other assets.

Cash from investing activities

        Net cash used in investing activities in 2011 of $37,000 was principally due to capital expenditures. The cash provided by investing activities in 2010 includes proceeds from the sale of TeamStaff RX of $375,000, offset by capital expenditures of $194,000.

Cash from financing activities

        Net cash provided by financing activities for the year ended September 30, 2011 was $0.6 million as a result of receipt of funds from debit and equity capital raising efforts and increased use of the Company's borrowing facilities with Presidential Financial Corporation, reduced by the $0.2 million settlement payment on the long-standing RS Staffing note. As a result of the settlement related to the RS Staffing note discussed under "Settlement Agreement" below, this note was reduced from $1.7 million to approximately $0.7 million due to the aforementioned cash payment and a non-cash issuance of common stock at fair value on the date of the agreement.

Loan Facility

        In April 2010, TeamStaff terminated its prior $2,000,000 revolving credit facility with Sovereign Business Capital. On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement dated as of July 29, 2010 (the "Loan Agreement") with Presidential Financial Corporation (the "Lender").

        Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of DLH Solutions' cash accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. DLH Solutions' ability to request loan advances under the Loan Agreement is subject to (i) computation of DLH Solutions' advance availability limit based on "eligible accounts receivables" (as defined in the Loan Agreement) multiplied by the "Accounts Advance Rate" established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was originally for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.

        Interest on the loan initially accrued on the daily unpaid balance of the loan advances secured by billed receivables at the greater of one point ninety-five percent (1.95%) above the Prime Rate (as published in effect in The Wall Street Journal from time to time) or at the rate of three point two-five percent (3.25%) per annum. However, pursuant to the February 2011 amendment, the Company agreed with the Lender to adjust the rate of interest chargeable under the Loan and Security Agreement to be the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at September 30, 2011 was 5.2%. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The interest rate in effect at September 30, 2011 and 2010 was 5.2% and 5.5%, respectively. At September 30, 2011, the amount of the unused availability under the line was $316,000. The respective amounts outstanding at those dates were $740,000 and $362,000, respectively.

        The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company's ability to engage in certain transactions. Among other matters, under the loan agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. In addition, the Loan Agreement requires DLH Solutions to maintain a minimum tangible net worth of at least $1,000,000 on a trailing 12-month basis. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after February 29, 2012, which date has subsequently been amended to December 31, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company's circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral.

        As part of the recent amendment, the Lender also agreed to waive the Company's non-compliance with the covenant under the Loan Agreement to furnish them with a copy of DLH Solutions' financial statements within 90 days after the end of its fiscal year. In addition to granting this waiver, the Lender also agreed to modify this covenant to require that the Company provide them, within 90 days after the end of each fiscal year, audited consolidated financial statements of the Company and its subsidiaries as of the end of such fiscal year and, in addition, at the same time, furnish consolidating income statement and balance sheet schedules, including a reconciliation with DLH Solutions' financial information.

        The Company has concurrently executed a Corporate Guaranty Agreement with Lender pursuant to which it has guaranteed all of the obligations of DLH Solutions under the Loan Agreement.

Payroll Taxes

        TeamStaff has received notices from the Internal Revenue Service ("IRS") claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest and the remaining liability ($1.3 million at September 30, 2011) has been recorded in accounts payable and includes estimated penalties and interest currently sought by the IRS totaling approximately $500,000.

        The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company will incur additional interest and may incur possible additional penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2010 or fiscal 2011. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company's intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company's future cash flows and liquidity could therefore be materially affected by this matter.

Contractual Obligations

		Payments Due By Period
Obligations (Amounts in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years
Loan Payable(1)	$1,459	$1,459	$—	$—
Operating Leases(2)	803	176	475	152
Convertible Debentures	350	—	350	—

Total Obligations	$2,612	$1,635	$825	$152

(1)
Represents the amounts recorded in respect of remaining notes payable related to the acquisition of DLH Solutions, the loan payable due to Presidential in accordance with the loan agreement and capital lease obligations.

(2)
Represents lease payments net of sublease income.

Settlement Agreement

        TeamStaff, Inc. and DLH Solutions entered into a settlement agreement dated as of July 22, 2011 (the "Agreement") with Roger Staggs and E. Barry Durham, the former principals of RS Staffing Services, Inc. (together, the "Sellers"). The Sellers are the holders of certain promissory notes issued by TeamStaff, Inc. in the aggregate principal amount of $1,500,000 (the "Notes"). The claims resolved by the Settlement Agreement concern TeamStaff's claim of indemnification of approximately $1,800,000 arising out of the acquisition by TeamStaff, Inc. of RS Staffing Services, Inc. in June 2005 and certain counterclaims by the Sellers against TeamStaff, including payment under the Notes. Pursuant to the Agreement, the Company paid $200,000 in cash to the Sellers, issued them an aggregate of 300,000 shares of common stock of TeamStaff, Inc., valued at $795,000, the fair value of the stock at July 22, 2011. The Company also agreed to permit the Sellers to resell an aggregate of 201,724 other shares of common stock of TeamStaff, Inc. presently held by them, against which the Company had previously placed a stop order to prevent their resale. The Sellers agreed to orderly sale limitations with respect to their ability to resell all their shares of common stock of TeamStaff, Inc. In accordance with these limits, during the 90 day period commencing on the effective date of the Agreement, neither Seller will resell in excess of 33,000 shares of TeamStaff common stock previously held by them during any 30 day period without the consent of TeamStaff. With respect to the new shares of TeamStaff common stock to be issued pursuant to the Agreement, commencing on the six month anniversary of the effective date of the Agreement, neither will resell in excess of 25,000 shares during any 30 day period without the consent of TeamStaff. In addition, TeamStaff provided guarantees to the Sellers that the net proceeds to be received by them from the resale of all of the shares of common stock of TeamStaff, Inc. sold by them pursuant to the Agreement would not be less than certain minimum guarantees. With respect to the shares of common stock of TeamStaff, Inc. owned by them prior to the effective date of the Agreement (the "Old TeamStaff Shares"), TeamStaff guaranteed to each Seller net proceeds of $100,000 and with respect to the shares of common stock of TeamStaff, Inc. to be issued under the Agreement (the "New TeamStaff Shares"), TeamStaff guaranteed net proceeds of $375,000 to each. The guarantees in respect of the Old TeamStaff Shares were satisfied in full as of September 30, 2011.

        The payments of all amounts under the Agreement are secured by the Notes. Upon receipt by the Sellers of (i) the payment of $200,000 made by TeamStaff and (ii) the proceeds realized from the sale of the Old TeamStaff Shares and New TeamStaff Shares, or the guarantees, the Notes shall be deemed satisfied in full. In addition, the parties agreed to release each other from any further claims that either may have against the other, except to enforce the Agreement. At September 30, 2011 the maximum remaining contingent liability under the agreement could potentially reach $750,000.

        The remaining liability under the Agreement does not accrue interest. The Company has evaluated the status of the Agreement, including the amount of consideration that are contingently owed to the Sellers, as well as the uncertainties inherent in predicting future market conditions and whether the Sellers are able to realize sufficient proceeds on sales of New TeamStaff Shares to satisfy the Company's guarantee. Based on such analysis, the Company has concluded at September 30, 2011 that the $711,000 recorded obligation (which approximated to the maximum amount of the guarantee) remaining after issuance of the 300,000 New TeamStaff Shares at a total fair value of $795,000 and the cash payment of $200,000 is reasonable. Although no assurances can be given, should the Sellers be able to individually realize proceeds through future sales of New TeamStaff Shares, the Company may reduce the recorded liability in future periods and recognize a gain. There was no gain recognized in fiscal 2011.

        The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and settlement in the amount of $96,000 and $113,000 during fiscal 2011 and 2010, respectively, as a component of other income (expense).

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

Recently Issued Accounting Pronouncements Affecting the Company

        In October 2009, the Financial Accounting Standards Board ("FASB") issued a standard addressing the recognition of revenue in multiple-deliverable revenue arrangements. This standard establishes a new selling price hierarchy to use when allocating the revenue of a multiple element arrangement between delivered and undelivered elements. This standard generally results in revenue recognition for more delivered elements than under previous rules. The Company was required to adopt this guidance prospectively for new or materially modified agreements entered into on or after October 1, 2010. The Company's adoption of this standard did not have a material effect on our financial position or results of operations.

        In January 2010, the FASB issued a standard addressing fair value measurements and disclosures, which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This standard is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The adoption of this standard had no effect on the Company's financial statements. The Company has evaluated the nonrecurring fair value tabular disclosure requirements related to the impairment valuation of the tradenames, which are considered to be Level 3. Such valuation was based on probability weighted cash flow models, as discussed earlier in Note 2—Long-Lived Assets. Such disclosures were not considered significant to the Company's consolidated financial statements.

        In May 2011, the FASB amended existing guidance on fair value measurements to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company's fiscal quarter ending March 31, 2012. The Company, at present, does not expect its adoption to have a material effect on prospective financial statements.

        The FASB amended existing guidance on reporting comprehensive income in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current accounting principles generally accepted in the United States of America. This guidance is effective for the Company's fiscal quarter ending March 31, 2012. The Company, at present, does not expect its adoption to have a material effect on prospective financial statements.

        In August 2011, the FASB approved a revised accounting standard to simplify the testing of goodwill for impairment. The guidance permits an entity to first assess defined qualitative factors in determining whether it is necessary to perform the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests for the Company's fiscal year ending September 30, 2013. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        TeamStaff does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. TeamStaff is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments other than potentially in future periods in regard to certain derivative instruments or embedded features required to be accounted for as derivative instruments as discussed in Note 6 to the accompanying financial statements. TeamStaff believes it does not have a material interest rate risk with respect to our prior workers' compensation programs. In connection with TeamStaff's prior workers' compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of TeamStaff, and is used to offset workers' compensation expense. Interest rates payable on these funds have been relatively static and at a level where any further downward rate adjustments would not be expected to result in a material adverse impact on the Company's exposure to workers' compensation expense. Teamstaff does not believe the level of exposure to interest rate fluctuations on its debt instruments is material given the amount of debt subject to variable interest rates and the prime rate interest rate floors of at least 3.25% applied by the Lenders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

        See attached Consolidated Financial Statements beginning on page F-1 attached to this Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

        Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

            (i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

           (ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

          (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2011.

        This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Changes in Internal Control over Financial Reporting

        There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of our fiscal year ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Effective as of October 13, 2011, the Company granted an aggregate of 53,750 shares of restricted stock to our non-executive directors, consistent with our compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

        In October 2011, we granted warrants to purchase 20,000 shares of common stock to a consultant for services, which warrants will expire in October 2016. These warrants have an exercise price of $2.28 per share and vest in two equal annual installments commencing on the first anniversary of the grant date. These warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1993, as amended.

        On November 30, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which Presidential Financial Corporation agreed to not seek to terminate the Loan Agreement without cause until after December 31, 2012.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item with respect to our executive officers is provided under the caption entitled "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The information required by this item with respect to our directors, board committees, and corporate governance matters will be set forth in our definitive Proxy Statement under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" of the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

        We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The text of our amended code of ethics is available on our website at www.teamstaff.com. We did not waive any provisions of the code of business ethics during the year ended September 30, 2011. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will be set forth in our definitive Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will be set forth in our definitive Proxy Statement under the caption "Independent Registered Public Accounting Firm", to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference to our Proxy Statement.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among TeamStaff, Inc., TeamSub, Inc and BrightLane.com, Inc., dated as of March 6, 2001, as amended by Amendment No. 1 dated as of March 21, 2001 and Amendment No. 2 dated as of April 6, 2001 (filed as Appendix A to the Proxy Statement/prospectus filed on August 7, 2001, SEC File no. 333-61730, as part of Registrant's Registration Statement on Form S-4).

2.2.1	Form of Asset Purchase Agreement between TeamStaff, Inc and Gevity HR, Inc. dated as of November 14, 2003 (filed as Exhibit 2 to Form 8-K dated November 14, 2003).

2.3	Asset Purchase Agreement, dated as of January 29, 2008, by and among Temps, Inc., TeamStaff, Inc. and TeamStaff Rx, Inc. (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on February 5, 2008).

2.4	Asset Purchase Agreement, dated as of December 28, 2009, by and among Advantage RN, LLC, TeamStaff, Inc. and TeamStaff Rx, Inc. (previously filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on December 30, 2009).

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).

3.2	Amended By-Laws of Registrant adopted as of May 15, 2001 (filed as Exhibit 3.4 to the Registration Statement on Form S-4 File No. 333-61730).

3.3	Amended and restated By-Laws of Registrant adopted as of August 29, 2001 (filed as Exhibit 3.5 to the Registrant's Form S-3 filed on December 27, 2001).

3.4	Amendment to By-Laws of Registrant adopted November 8, 2007 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 13, 2007).

3.5	Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit B to Definitive Proxy Statement dated March 13, 2008 as filed with the Securities and Exchange Commission).

4.1	Convertible Debenture issued to Wynnefield Small Cap Value, LP I (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

Exhibit No.		Description
4.2		Convertible Debenture issued to Wynnefield Small Cap Value, LP (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

4.3		Common Stock Purchase Warrant issued to Wynnefield Small Cap Value, LP I (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

4.4		Common Stock Purchase Warrant issued to Wynnefield Small Cap Value, LP (filed as Exhibit 4.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.1	#	2000 Employee Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

10.2	#	2000 Non-Executive Director Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).

10.3		Form of Stock Purchase Agreement dated as of April 6, 2001 between TeamStaff, Inc. and BrightLane.com, Inc. with respect to purchase of Series A Preferred Stock (filed as Exhibit 10.1 to Form 8-K dated April 6, 2001).

10.4		Form of Escrow Agreement between TeamStaff, Inc. and BrightLane Shareholders with respect to the placement of 150,000 shares into escrow by the BrightLane shareholders (filed as Appendix B to the proxy statement/prospectus filed on August 7, 2001 SEC File No. 333.61730).

10.5		Form of Asset Purchase Agreement by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff Rx, Inc. dated as of November 5, 2004 (filed as Exhibit 10.1 to the Form 8-K filed on November 18, 2004).

10.6		Form of Agreement for Sale of Goodwill dated as of November 5, 2004 by and between William Lee Booth and TeamStaff Rx, Inc. (filed as Exhibit 10.2 to the Form 8-K filed on November 18, 2004).

10.7		Form of Client Transfer Agreement as of November 14, 2004, by and among Nursing Innovations, Inc., Vitriarc, Inc., and William L. Booth and TeamStaff Rx Inc. (filed as Exhibit 10.3 to the Form 8-K filed on November 18, 2004).

10.8	#	Form of Employee Incentive Stock Option Certificate and Agreement (filed as Exhibit 10.13 to the Form 10-K filed on December 23, 2004).

10.8	#	Form of Employee Non-Qualified Stock Option Certificate and Agreement (filed as Exhibit 10.14 to the Form 10-K filed on December 23, 2004).

10.10	#	Form of 2000 Director Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.15 to the Form 10-K filed on December 23, 2004).

10.11		Form of Lease for our business premises located at 18167 U.S. Highway 19N, Suite 400, Clearwater, Fl 33764 (filed as Exhibit 10.1 to Form 8-K dated February 29, 2005).

10.12		Form of Stock Purchase Agreement among TeamStaff, Inc. and the Shareholders of RS Staffing Services, Inc. dated as of May 26, 2005 (filed as Exhibit 10.1 to Form 8-K dated June 8, 2005).

10.12.1		Form of Note dated June 8, 2005 issued by TeamStaff, Inc. to Roger Staggs (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).

Exhibit No.		Description
10.12.2		Form of Note dated June 8, 2005 issued by Team Staff, Inc. to Barry Durham (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).

10.13		Form of Lease dated as of November 18, 2005 between TeamStaff, Inc. and One Peachtree Pointe Associates, LLC (file as Exhibit 10.1 to the Form 10-Q filed on February 14, 2006).

10.14	#	Form Notice of Restricted Stock Bonus Award and Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2006).

10.15		Form of Asset Purchase Agreement, Exhibits and Schedules re: sale of DSI Payroll Services to CompuPay, Inc. (filed as Exhibit 10.1 to the Form 8-K filed on June 1, 2006).

10.16	#	Form of Director Stock Option Agreement for options granted September 1, 2006. (filed as Exhibit 10.26 to the Company's Form 10-K filed on December 21, 2006).

10.17		Lease, dated as of April 13, 2007, for our business premises located at 1 Executive Drive, Suite 130, Somerset, New Jersey (filed as Exhibit 10.1 to the Form 10-Q filed August 14, 2007).

10.18		Lease dated as of March 27, 2008 between TeamStaff Government Solutions, Inc. and West Walton Properties, Inc. (filed as Exhibit 10.1 to the Form 10-Q filed May 15, 2008).

10.19		Amended and Restated Loan and Security Agreement dated March 28, 2008 between TeamStaff, Inc. and Business Alliance Capital Company, a division of Sovereign Bank. (filed as Exhibit 10.2 to the Form 10-Q filed May 15, 2008).

10.20		Amended and Restated Revolving Credit Master Promissory Note dated March 28, 2008 between TeamStaff, Inc. and Business Alliance Capital Company, a division of Sovereign Bank. (filed as Exhibit 10.3 to the Form 10-Q filed May 15, 2008).

10.21		Modification Agreement dated as of January 8, 2010 between TeamStaff, Inc. and Sovereign Business Capital, Division of Sovereign Bank (filed as Exhibit 10.36 to Annual Report on Form 10-K filed on January 19, 2010.

10.22		Amended and Restated Revolving Credit Master Promissory Note dated January 8, 2010 between TeamStaff, Inc. and Sovereign Business Capital, Division of Sovereign Bank. (filed as Exhibit 10.37 to Annual Report on Form 10-K filed on January 19, 2010)

10.23	#	Employment Agreement between the Company and Zachary C. Parker, dated February 9, 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 11, 2010).

10.24	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).

10.25	†	Loan and Security Agreement, dated as of July 29, 2010, between Teamstaff Government Solutions, Inc. and Presidential Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 16, 2010).

10.26		Secured Promissory Note, dated July 29, 2010, executed by TeamStaff Government Solutions, Inc.(filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 16, 2010).

10.27		Corporate Guaranty Agreement, dated July 29, 2010, executed by TeamStaff, Inc. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 16, 2010).

10.28		Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K, filed on August 27, 2010).

Exhibit No.		Description
10.29		Second Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K, filed on November 30, 2010).

10.30	#	Employment Agreement between the Company and John E. Kahn, dated September 22, 2010 (filed as Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

10.31		Employment Agreement between the Company and John F. Armstrong, dated February 7, 2011 (filed as Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

10.32		Third Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation, dated February 9, 2011 (filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

10.33		Form of Subscription Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).

10.34		Form of Subscription Agreement (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).

10.35		Form of Settlement Agreement dated as of July 22, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 28, 2011).

10.36	#	2006 Long Term Incentive Plan, as amended (filed as Exhibit A to the Proxy Statement dated July 18, 2011) with respect to the Annual Meeting of Shareholders held on August 18, 2011).

10.37		Debenture Purchase Agreement dated as of June 1, 2011 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.38		Amendment to Employment Agreement between TeamStaff, Inc. and Zachary C. Parker (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.39		Amendment to Employment Agreement between TeamStaff, Inc. and John E. Kahn (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.40		Amendment to Employment Agreement between TeamStaff, Inc. and John F. Armstrong (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.41		Creditor Subordination Agreement by TeamStaff Government Solutions, Inc., TeamStaff, Inc., Presidential Financial Corporation and Wynnefield Partners SmallCap Value LP (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.42		Creditor Subordination Agreement by TeamStaff Government Solutions, Inc., TeamStaff, Inc., Presidential Financial Corporation and Wynnefield Partners SmallCap Value LP I (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.43		Employment Agreement between TeamStaff, Inc. and Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 4, 2011).

Exhibit No.		Description
10.44	*	Fourth Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation dated November 30, 2011.

14		Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21	*	Subsidiaries of Registrants.

23.1	*	Consent of WithumSmith+Brown, PC

31.1	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

31.2	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	##	The following financial information from the TeamStaff, Inc. Annual Report on Form 10-K for the fiscal year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

†
Portions of this exhibit were omitted and filed separately with the Secretary of the Commission pursuant to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

##
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
Dated: December 2, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK G. WASSERMAN Frederick G. Wasserman	Chairman of the Board	December 2, 2011
/s/ T. STEPHEN JOHNSON T. Stephen Johnson	Director	December 2, 2011
/s/ PETER BLACK Peter Black	Director	December 2, 2011
/s/ MARTIN J. DELANEY Martin J. Delaney	Director	December 2, 2011
/s/ WILLIAM H. ALDERMAN William H. Alderman	Director	December 2, 2011
/s/ ZACHARY C. PARKER Zachary C. Parker	Chief Executive Officer, President and Director	December 2, 2011
/s/ JOHN KAHN John Kahn	Chief Financial Officer and Principal Accounting Officer	December 2, 2011

TeamStaff, Inc. and Subsidiaries

        Schedules have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TeamStaff, Inc.

        We have audited the accompanying consolidated balance sheets of TeamStaff, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeamStaff, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WITHUMSMITH+BROWN, PC WithumSmith+Brown, PC Morristown, New Jersey December 2, 2011

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

ASSETS	September 30, 2011	September 30, 2010
CURRENT ASSETS:
Cash and cash equivalents	$763	$1,187
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2011 and 2010	11,112	11,324
Prepaid workers' compensation	513	512
Other current assets	184	344

Total current assets	12,572	13,367

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	177	2,259
Computer equipment	102	215
Computer software	260	960
Leasehold improvements	21	12

	560	3,446
Less accumulated depreciation and amortization	(346)	(3,112)

Equipment and improvements, net	214	334

TRADENAMES	—	2,583
GOODWILL	8,595	8,595
OTHER ASSETS
Deferred financing costs, net	26	—
Other assets	510	360

Total other assets	536	360

TOTAL ASSETS	$21,917	$25,239

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2011	September 30, 2010
CURRENT LIABILITIES:
Bank loan payable	$740	$362
Notes payable	711	1,500
Current portion of capital lease obligations	8	18
Accrued payroll	10,318	10,910
Accounts payable	1,983	1,887
Accrued expenses and other current liabilities	2,134	1,872
Liabilities from discontinued operation	235	289

Total current liabilities	16,129	16,838

LONG TERM LIABILITIES
Capital lease obligations, net of current portion	—	8
Convertible debentures, net	46	—
Financial instruments, at fair value	182	—
Other long term liability	6	5

Total long term liabilities	234	13

Total liabilities	16,363	16,851

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 6,023 at September 30, 2011 and 5,105 at September 30, 2010, outstanding 6,021 at September 30, 2011 and 5,103 at September 30, 2010	6	5
Additional paid-in capital	70,988	69,503
Accumulated deficit	(65,416)	(61,096)
Treasury stock, 2 shares at cost at September 30, 2011 and 2010	(24)	(24)

Total shareholders' equity	5,554	8,388

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,917	$25,239

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Year Ended
	September 30, 2011	September 30, 2010
REVENUES	$41,923	$40,874
DIRECT EXPENSES	36,025	36,067

GROSS PROFIT	5,898	4,807
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,425	7,375
OFFICER SEVERANCE	—	310
IMPAIRMENT CHARGE—INTANGIBLE ASSETS	2,583	1,341
DEPRECIATION AND AMORTIZATION	113	118

Loss from operations	(4,223)	(4,337)

OTHER INCOME (EXPENSE)
Interest income	8	13
Interest expense	(291)	(174)
Other expense	(56)	—
Change in fair value of financial instruments	107	—
Loss on retirement of assets	(45)	—
Other income, net	6	13
Legal expense related to pre-acquisition activity of acquired company	(96)	(113)

	(367)	(261)

Loss from continuing operations before income taxes	(4,590)	(4,598)
INCOME TAX EXPENSE	—	—

Loss from continuing operations	(4,590)	(4,598)

GAIN (LOSS) FROM DISCONTINUED OPERATION
Other income	270
Loss from disposal	—	(349)
Loss from operations	—	(860)

Gain (loss) from discontinued operation	270	(1,209)

NET LOSS	$(4,320)	$(5,807)

NET GAIN (LOSS) PER SHARE—BASIC AND DILUTED
Loss from continuing operations	$(0.84)	$(0.91)
Gain (loss) from discontinued operation	0.05	(0.24)

Net loss per share	$(0.79)	$(1.15)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES
OUTSTANDING	5,460	5,033

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

(AMOUNTS IN THOUSANDS)

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Total Shareholders' Equity
	Shares	Amount			Shares	Amount
BALANCE, September 30, 2009	4,898	$5	$69,124	$(55,289)	2	$(24)	$13,816
Director restricted stock grants	43		57				57
Expense related to employee stock option grants			144				144
Expense related to employee restricted stock grants	162		178				178
Net loss				(5,807)			(5,807)

BALANCE, September 30, 2010	5,103	5	69,503	(61,096)	2	(24)	8,388

Director restricted stock grants	35		20				20
Exercise of stock options	30		30				30
Proceeds and non cash considerations from sale of common stock	459	1	161				162
Issuance of shares for services	51		25				25
Expense related to employee stock option grants			398				398
Issuance of common shares in settlement of notes payable	300		795				795
Warrants issued on convertible debentures			42				42
Expense related to employee restricted stock grants	43		14				14
Net loss				(4,320)			(4,320)

BALANCE, September 30, 2011	6,021	$6	$70,988	$(65,416)	2	$(24)	$5,554

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in thousands)

	For the Year Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,320)	$(5,807)
Adjustments to reconcile net loss to net cash used in operating activities, net of divested business:
Depreciation and amortization including debt costs	146	118
Impairment charge—intangible assets	2,583	1,341
Change in fair value of derivative financial instruments	(107)	—
Compensation expense related to employee stock option grants	398	144
Compensation expense related to employee restricted stock grants	14	179
Compensation expense related to director restricted stock grants	20	57
Other non cash compensation	12	—
Loss on retirement of equipment	45	1
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	212	103
Other current assets	160	(83)
Other assets	(150)	(93)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(1)	845
Other long term liabilities	1	(8)
Cash flows from discontinued operation	—	959

Net cash used in operating activities	(987)	(2,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flows from discontinued operation	—	375
Purchase of equipment, leasehold improvements and software	(37)	(194)

Net cash provided by (used in) investing activities	(37)	181

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on revolving line of credit	378	362
Settlement of notes payable	(200)	—
Repayments on capital lease obligations	(18)	(21)
Issuance of convertible debentures, net of direct costs of $32	318	—
Proceeeds from exercise of stock options	30	—
Proceeds from sale of common stock, net of direct costs of $4	146	—
Cash flows from discontinued operation	(54)	(83)

Net cash provided by financing activities	600	258

Net decrease in cash and cash equivalents	(424)	(1,805)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,187	2,992

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$763	$1,187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$229	$46

Cash paid during the period for income taxes	$17	$86

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(1) ORGANIZATION AND BUSINESS:

        TeamStaff, Inc. (together with its subsidiaries "TeamStaff" or the "Company" and also referred to as "we," "us" and "our") is a full-service provider of healthcare delivery solutions, logistics and technical services, and contingency/staff augmentation services to government agencies including the Department of Veteran Affairs ("DVA"), the Department of Defense, and other clients in the United States. The Company principally operates through its wholly-owned subsidiary DLH Solutions, Inc. ("DLH Solutions" formerly operating as TeamStaff Government Solutions, Inc.). TeamStaff's primary operations are located in Loganville, Georgia and its principal executive office is located at 1776 Peachtree Street, NW, Atlanta, Georgia 30309 where its telephone number is (866) 952-1647.

Company History

        TeamStaff is a New Jersey corporation that was founded in 1969 as a payroll service company. Through several acquisitions over recent decades the Company has evolved considerably. In early 2010, TeamStaff Inc. divested its commercial temporary staffing business and made the strategic decision to build the Company around its government services entity, then known as TeamStaff Government Solutions, Inc. ("TeamStaff GS") based in Loganville, Georgia. The Company is now completely focused on government services both as a prime contractor as well as partnering with other government contractors. During its 2011 fiscal year, the Company's Board of Directors approved management's proposal to re-brand the Company to better align with its strategic market focus, enhance brand-equity, and maximize long-term value (see Note 2- Intangible Assets). In September 2011, TeamStaff GS changed its corporate name and is now DLH Solutions.

        In addition, the Company's Board has approved a plan to change the corporate name of parent company TeamStaff, Inc. to DLH Holdings Corp and, in early 2012, plans to convene a meeting of its shareholders to approve the re-naming of TeamStaff, Inc. to DLH Holdings Corp.

        In connection with the evolution of the Company, on December 28, 2009, TeamStaff and TeamStaff Rx, Inc. ("TeamStaff Rx"), a wholly-owned subsidiary, entered into a definitive Asset Purchase Agreement with Advantage RN, LLC, for the sale of substantially all of the operating assets of TeamStaff Rx related to the business of providing travel nurse and allied healthcare professionals for temporary assignments. The closing of this transaction occurred on January 4, 2010. As discussed in Note 4 to these consolidated financial statements, where additional information about this transaction is provided, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx are presented as a discontinued operation in the accompanying consolidated financial statements.

        TeamStaff's other wholly-owned subsidiaries include TeamStaff Rx, DSI Staff ConnXions Northeast, Inc., DSI Staff ConnXions Southwest, Inc., TeamStaff Solutions, Inc., TeamStaff I, Inc., TeamStaff II, Inc., TeamStaff III, Inc., TeamStaff IV, Inc., TeamStaff VIII, Inc., TeamStaff IX, Inc., Digital Insurance Services, Inc., HR2, Inc. and BrightLane.com, Inc. As a result of the sale of our Professional Employer Organization business in fiscal year 2004 and other Company business changes, these "other" subsidiaries are not actively operating.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Liquidity

        At September 30, 2011, the Company had a net working capital deficit of approximately $3.6 million and an accumulated deficit of approximately $65.4 million. For the year ended September 30, 2011, the Company incurred an operating loss and net loss of approximately $4.2 million and $4.3 million, respectively. The Company has a limited amount of cash and cash equivalents at September 30, 2011 and will be required to rely on operating cash flow and periodic funding, to the extent available, from its line of credit to sustain the operations of the Company unless it elects to pursue and is successful in obtaining additional debt or equity funding, as discussed below, or otherwise.

        In an effort to improve the Company's cash flows and financial position, in fiscal 2011 the Company completed measures to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers collectively provided $500,000 of additional capital to the Company. As described in Notes 6 and 10, $150,000 of such capital was provided on March 31, 2011 and $350,000 of such capital was provided in July, 2011. In addition, as described in Note 6, on February 9, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable. At September 30, 2011 the amount available was $316,000. In addition, as described in greater detail below, the parties agreed to amend certain other provisions of the Loan Agreement, including an extension of the term of the Loan Agreement for an additional year and the Lender agreed not to seek to terminate the Loan Agreement without cause until after February 29, 2012, which date has subsequently been amended to December 31, 2012. In addition, pursuant to its current credit facility, the financial institution also has the ability to terminate the Company's line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company's circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the Company has not experienced and the financial institution has not declared an event of default.

        Management believes, at present, that: (a) cash and cash equivalents of approximately $0.8 million as of September 30, 2011; (b) the amounts available under its line of credit (which, in turn, is limited by a portion of the amount of eligible assets); (c) forecasted operating cash flow including timely collection of the retrospective billings; (d) the ultimate non-payment of certain liabilities and recorded guarantees currently contested by the Company or not expected to be settled in cash (See Note 6) (classified as current at September 30, 2011) in fiscal 2012, or the applicable portion of fiscal 2013 and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements. However, should any of these factors not occur substantially as currently expected, there could be a material adverse effect on the Company's ability to access the level of liquidity necessary for it to sustain operations at current levels

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company's business, financial position, results of operations and future prospects. Due to the foregoing there could be a future need for additional capital and the Company may pursue equity, equity-based and/or debt financing alternatives or other financing in order to raise any needed funds. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

        Presently, the Company derives all of its of revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA as further discussed below and in Note 13—Economic Dependency.

        In May 2011, DLH Solutions was awarded a competitively awarded Blanket Purchase Agreement contract with the DVA for pharmaceutical services which retains and expands work that accounted for approximately 45% of revenues for fiscal 2011. Work under the new contract began on November 1, 2011, and is expected to continue for up to 5 years and generate revenue of up to approximately $145 million (unaudited). The Company also won a contract in September 2011 to provide other medical services to the DVA of up to approximately $10 million over five years. In addition, the Company also provides further services to the DVA under contracts which accounted for approximately 50% of revenues for fiscal 2011 currently expiring on December 31, 2011, in respect of which no request for proposals have yet been invited. Accordingly, the Company has in the past and anticipates in the future receiving sole source extensions of this work for an additional period of time. While the Company believes it is well positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend our current orders for the provision of services, that we would be successful in any bid for new contracts to provide such services or that if we are granted subsequent orders, that such orders would be of a scope comparable to the services that we have provided to date. If the DVA does not further extend our current service contracts or we are not successful in our efforts to obtain contract awards pursuant to either the current or new solicitations for the provision of such services, our results of operations, cash flows and financial condition would be materially adversely affected. However, in such circumstances, the Company may be able to avail itself of a right to continue for an additional period beyond the expiration date as part of any protest filed by an interested party.

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

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Significant estimates include valuation of goodwill, expected settlement amounts of accounts receivable, measurement of prepaid workers' compensation, valuation allowances established against accounts receivable and deferred tax assets and measurement of payroll tax contingencies, accounts payable, workers' compensation claims and accrued expenses and the valuation of financial instruments associated with debt agreements. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company's financial position and results of operations.

Revenue Recognition

        TeamStaff's revenue is derived from professional and other specialized service offerings to US Government agencies through a variety of contracts, some of which are fixed-price in nature and/or sourced through Federal Supply Schedules administered by the General Services Administration ("GSA") and the DVA at fixed unit rates or hourly arrangements. We generally operate as a prime contractor, but have also entered into fixed price or fixed unit price contracts as a subcontractor. The recognition of revenue from fixed rates is based upon objective criteria that generally do not require significant estimates that may change over time. Other types of US Government contracts may include fixed price or flexibly priced contracts requiring estimates based on percentage-of-completion methods of recognizing revenue and profit. These contracting vehicles do not, at this time, represent a significant portion of our revenue nor require estimating techniques that would materially impact our revenue reported herein. TeamStaff recognizes and records revenue on DVA contracts when it is realized, or realizable, and earned. TeamStaff considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectability is reasonably assured.

        Revenues related to retroactive billings in 2008 (see Note 9) from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectability is reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.

        During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At September 30, 2011 and 2010, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2011 and 2010. Although the timing cannot be guaranteed, at present the Company expects to bill and collect such amounts during the first half of fiscal 2012 based on current discussions with the DVA and collection efforts.

Concentrations of Credit Risks

        Financial instruments that potentially subject TeamStaff to concentrations of credit risk consist principally of cash and accounts receivable. TeamStaff maintains substantially all its cash balances in a

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 in respect of interest bearing accounts and without limit for other accounts. At times the deposits in banks may exceed the amount of insurance provided on such deposits. TeamStaff monitors the financial health of these banking institutions. At September 30, 2011, the Company's uninsured cash balances approximated $0.3 million. Historically, the Company has not experienced any losses on deposits.

        TeamStaff provides services to the DVA, the US Department of Defense and other US governmental agencies and operated at over 40 facilities during fiscal 2011 year. Substantially all of the business of DLH Solutions is accomplished through Federal Supply Schedule contracts with the GSA and DVA. Credit, when given, is generally granted on an unsecured basis.

        The Company's policy is to maintain an allowance for doubtful accounts, if any, for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of TeamStaff's customers were to deteriorate rapidly, resulting in nonpayment, TeamStaff could be required to provide for additional allowances, which would decrease operating results in the period that such determination was made.

Cash Equivalents

        For purposes of the Consolidated Statements of Cash Flows, TeamStaff considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

        Accounts receivable are unsecured and carried at fair value, which is net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based on a specific identification methodology. Generally an account receivable is deemed uncollectible based upon the aging of the receivable and/or specific identification. Interest is not typically charged on past due accounts and the specific identification method takes into account the Company's assessment of the default risk based upon recent events in the customer's business, economic status and changes in credit status. With respect to receivables owed by agencies of the U.S. Government, the Company believes that the risk of loss on these accounts is minimal (See Note 13).

        Before accounts are deemed uncollectible, demand letters are sent and, if that does not result in payment, the receivable is placed for collection with a collection agency. The Company's last attempt at collection would be legal action, depending upon the customer's financial situation. If the Company is unsuccessful at collection after these steps, the receivable is written-off.

Fair Value

        TeamStaff has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable and accrued expenses. TeamStaff estimates that the fair value of these financial instruments at September 30, 2011 and 2010 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets. However, because the Company presents certain common stock warrants and embedded conversion features (associated with Convertible Debentures—See Note 6) and accounts for such derivative

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

financial instruments at fair value, such derivatives are materially impacted by the market value of the Company's stock and therefore subject to a high degree of volatility. The Company's future results may be materially impacted by changes in the Company's closing stock price as of the date it prepares future periodic financial statements.

        In accordance with authoritative guidance the Company categorized its assets and liabilities based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:

          Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities. The Company currently does not have any Level 1 financial assets or liabilities.

          Level 2—Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. The Company currently does not have any Level 2 financial assets or liabilities.

          Level 3—Unobservable inputs reflecting management's own assumptions about the input used in pricing the asset or liability.

        The following table presents the Company's September 30, 2011 and 2010 assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (all Level 3):

	September 30,
	2011	2010
Asset:
Tradenames	$0	$2,583

Liability:
Financial Instruments	$182	$0

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        The following is a summary of activity as of and for the years ended September 30, 2011 and 2010 for these assets and liabilities measured at fair value on a recurring basis:

Asset: Tradenames
Balance, October 1, 2009	$3,924
Impairment loss included in results of operations	(1,341)

Balance, September 30, 2010	2,583
Impairment loss included in results of operations	(2,583)

Balance, September 30, 2011	$0

Liability: Fair Value of Financial Instruments
Balance, October 1, 2010	$-0-
Fair value of instrument at inception of agreement	(289)
Change in fair value included in results of operations	107

Balance, September 30, 2011	$(182)

        The major assumptions used in determining the associated fair values using level 3 inputs (unobservable) are discussed in Notes 2 and 6. The aforementioned impairment losses included in the results of operations are discussed below.

Equipment and Improvements

        Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are charged to expense as incurred.

Advertising Costs

        The Company's advertising expenses consist primarily of online advertising, professional trade magazines and various other print media, promotional material and direct mail marketing. The Company expenses advertising costs as they are incurred. Total advertising costs for continuing operations were $5,000 and $26,000 for the fiscal years ended September 30, 2011 and 2010, respectively.

Occupancy Lease Commitments

        The Company has occupancy leases with various payment terms to include a fixed payment schedule over the lease term, variable payment schedule over the lease term, or a lease that may have rent escalations, an abatement or "rent holiday" periods. The Company records occupancy expense using the straight-line method over the lease term, regardless of actual payment terms.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Goodwill

        In accordance with applicable accounting standards, TeamStaff does not amortize goodwill. TeamStaff continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. At September 30, 2011, we performed a goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the DLH Solutions unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that no impairment loss on goodwill was warranted at September 30, 2011. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company's economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill exceeded the carrying value at September 30, 2011 by more than 100%, resulting in no impairment charge being taken against goodwill. However, a non-renewal of a major contract (see Note 2—Liquidity and Note 13) or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods' results of operations.

        If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions reporting unit. TeamStaff has concluded, at present, that there is not any required write off of goodwill.

Intangible Assets

        As required by applicable accounting standards, TeamStaff did not amortize its tradenames, an indefinite life intangible asset. TeamStaff reviewed its indefinite life intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicated that an asset's carrying amount was greater than its fair value. On September 15, 2011, the Board of Directors of TeamStaff approved the change of the corporate name of TeamStaff GS to DLH Solutions and also approved a plan to change the corporate name of the Company to DLH Holdings Corp. In connection with these actions, the Company will cease further use of the TeamStaff trademark and implement new marketing and branding initiatives associated with the new corporate identity being adopted by the Company. As a result of the corporate name change, abandoning the use of the TeamStaff name and associated rebranding efforts being implemented by the Company, the Company concluded that it is required to record a non-cash impairment charge with respect to the value of the "TeamStaff" trademark of $2.6 million to fully write-off the value of this trademark.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Income Taxes

        TeamStaff accounts for income taxes in accordance with the "liability" method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2011 and 2010, the Company recorded a 100% valuation allowance against its net deferred tax assets (See Note 5).

        The Financial Accounting Standards Board ("FASB") has issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. The Company conducts business solely in the U.S. and, as a result, also files income taxes in various states and other jurisdictions. Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company's income tax returns for years subsequent to fiscal 2007 are currently open, by statute, for review by authorities. However, there are no examinations currently in progress and the Company is not aware of any pending audits.

Stock-Based Compensation

        Compensation costs for the portion of equity awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of September 30, 2011, there is $0.3 million remaining unrecognized compensation expense related to non-vested stock based awards to be recognized in future periods.

        For options that vest based on the Company's common stock achieving and maintaining defined market prices, the Company values these awards using a binomial valuation model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation cost is recognized over the derived service period determined in the valuation.

        From time to time, the Company grants restricted stock awards to non-employee directors and employees under existing plans. The Company recognizes non cash compensation expense over the various vesting periods.

        Stock compensation expense totaled $0.4 million for all awards for both the years ended September 30, 2011 and 2010. Certain awards vest upon satisfaction of certain performance criteria. As

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

        Warrants are issued from time-to-time to non-employee third parties in order to induce then to enter in certain transactions with the Company. The Company recognizes non-cash expense related to such activity over the estimated period of performance.

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

        The respective determination of weighted average shares used in the computation of earnings (loss) per share is as follows (amounts in thousands);

	2011	2010
Basic:
Loss from continuing operations	5,460	5,033
Gain (loss) from discontinued operation	5,460	5,033
Diluted:
Loss from continuing operations	5,460	5,033
Gain (loss) from discontinued operation	5,460	5,033

        The effects of common stock equivalents of 1,643,846 are anti-dilutive for fiscal 2011. The effects of common stock equivalents of approximately 817,500 are anti-dilutive for fiscal 2010.

(3) RECENT ACCOUNTING STANDARDS:

        In October 2009, the FASB issued a standard addressing the recognition of revenue in multiple-deliverable revenue arrangements. This standard establishes a new selling price hierarchy to use when allocating the revenue of a multiple element arrangement between delivered and undelivered elements. This standard generally results in revenue recognition for more delivered elements than under previous rules. The Company was required to adopt this guidance prospectively for new or materially modified agreements entered into on or after October 1, 2010. The Company's adoption of this standard did not have a material effect on our financial position or results of operations.

        In January 2010, the FASB issued a standard addressing fair value measurements and disclosures, which amends previously released guidance on fair value measurements and disclosures. The amendment requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and more disaggregation for the different types of financial instruments. This standard is effective for annual and interim reporting periods beginning after December 15, 2009 for most of the new disclosures and for periods beginning after December 15, 2010 for the new Level 3 disclosures. Comparative disclosures are not required in the first year the disclosures are required. The adoption of this standard had no effect on the Company's financial statements. The Company has

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(3) RECENT ACCOUNTING STANDARDS: (Continued)

evaluated the nonrecurring fair value tabular disclosure requirements related to the impairment valuation of the tradenames, which are considered to be Level 3. Such valuation was based on probability weighted cash flow models, as discussed earlier in Note 2–Long-Lived Assets. Such disclosures were not considered significant to the Company's consolidated financial statements.

        In May 2011, the FASB amended existing guidance on fair value measurements to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company's fiscal quarter ending March 31, 2012. The Company, at present, does not expect its adoption to have a material effect on prospective financial statements.

        The FASB amended existing guidance on reporting comprehensive income in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current accounting principles generally accepted in the United States of America. This guidance is effective for the Company's fiscal quarter ending March 31, 2012. The Company, at present, does not expect its adoption to have a material effect on prospective financial statements.

        In August 2011, the FASB approved a revised accounting standard to simplify the testing of goodwill for impairment. The guidance permits an entity to first assess defined qualitative factors in determining whether it is necessary to perform the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests for the Company's fiscal year ending September 30, 2013. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

(4) DISCONTINUED OPERATION:

Non-Recurring Gain

        A non-recurring gain from discontinued operations for fiscal year ended September 30, 2011 was $270,000. During this fiscal year, the State of Florida determined that approximately $270,000 of escheated funds it was holding was the property of the Company and ordered that such funds be paid to the Company. The Company's right to the funds arose in connection with the Company's former PEO operations that were accounted for as a discontinued operation in fiscal 2003 and, accordingly, the Company has recognized the amounts as income from discontinued operation in the current period after concluding that the amount involved was not material to the results of operations in the year of discontinuance.

Sale of TeamStaff Rx

        Based on an analysis of historical and forecasted results and the Company's strategic initiative to focus on core business, in the fourth quarter of fiscal 2009, the Company approved and committed to a formal plan to divest the operations of TeamStaff Rx, our wholly-owned subsidiary, based at its Clearwater, Florida location. In evaluating the facets of TeamStaff Rx's operations, management concluded that this business component meets the definition of a discontinued operation. Accordingly,

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(4) DISCONTINUED OPERATION: (Continued)

the results of operations, cash flows and related assets and liabilities of TeamStaff Rx for all periods presented have been reclassified in the accompanying consolidated financial statements from those of our continuing business.

        Effective December 28, 2009, TeamStaff and TeamStaff Rx entered into a definitive Asset Purchase Agreement with Advantage RN, providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx's business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010. The Asset Purchase Agreement provided that the purchased assets were acquired by Advantage RN for a purchase price of up to $425,000, of which: (i) $350,000 in cash was paid at the closing, and (ii) $75,000 was subject to an escrowed holdback as described in the Asset Purchase Agreement. On March 25, 2010, the Company and Advantage RN completed the analysis related to escrow release conditions and reached an agreement as to the final purchase price. Of the $75,000 held in escrow, $25,000 was returned to the Company and $50,000 was released to Advantage RN, resulting in a final purchase price of $375,000. Additionally, Advantage RN was obligated to make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of: (i) $25,000 paid at closing, and (ii) an additional $100,000 payable in 10 equal monthly installments beginning on March 1, 2010. The last rent payment received from Advantage RN was in July 2010. They have since vacated the premises and ceased making installment payments. The Company is pursuing a claim against Advantage RN for all amounts owed. The Company has provided an allowance for their estimate of uncollectible sub-lease funding of $50,000. Under the terms of the Asset Purchase Agreement, Advantage RN did not assume any debts, obligations or liabilities of TeamStaff Rx nor did it purchase any accounts receivable outstanding as of the closing date.

Condensed Financial Information

        Condensed financial statement information and results of the discontinued operation are as follows:

	Year Ended
(amounts in thousands)	September 30, 2011	September 30, 2011
Revenues	$—	$1,418
Direct expenses	—	(1,254)
Selling, general and administrative expenses	—	(1,022)
Other expense, net	—	(2)

Loss from operations	—	(860)
Loss from disposal	—	(349)
Other income	270	—

Net gain (loss)	$270	$(1,209)

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(4) DISCONTINUED OPERATION: (Continued)

        There were no tax benefits associated with the gains or losses from this discontinued operation. Included in fiscal 2010's selling, general and administrative expense from discontinued operations is a charge of $0.1 million for severance to certain TeamStaff Rx employees and $0.3 million in various accrued expenses related to the sale and shut down of the business. The loss on the disposal of TeamStaff Rx approximating $0.3 million principally relates from recognition of the remaining unfunded operating lease payments as the facility was abandoned.

        The following chart details liabilities from the discontinued operation (amounts in thousands):

Liabilities	September 30, 2011	September 30, 2010
Accrued expenses and other current liabilities	$235	$289

Total liabilities	$235	$289

        The fiscal 2011 decrease in the liability arises from lease payments.

(5) INCOME TAXES:

        TeamStaff accounts for income taxes in accordance with the "liability" method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

        After an assessment of all available evidence (including historical and forecasted operating results), management has concluded that realization of the Company's net operating loss carryforwards (which included those amounts acquired in previous years' business combinations, collectively "NOLs"), tax credits and other deferred tax assets, could not be considered more likely than not. Accordingly, for the fiscal years ended September 30, 2011 and 2010, the Company did not record a tax benefit for NOLs and other deferred tax assets.

        Based on similar assessments, the Company increased the valuation allowance established on deferred tax assets by approximately $1.0 million and $1.2 million in 2011 and 2010, respectively. The increase in the valuation allowance is primarily due to increased Federal and state NOLs and stock based compensation expense (current not deductible) for the fiscal year ended September 30, 2011. The increase in the valuation allowance for the fiscal ended September 30, 2010 was principally due to increased Federal and state NOLs.

        In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely than not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of such NOLs), to offset future periods' taxable income.

        In the fiscal years ended September 30, 2011 and 2010, the Company did not recognize a tax expense or benefit.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(5) INCOME TAXES: (Continued)

        At September 30, 2011 the Company had net operating losses of approximately $38.2 million and $26.2 million for U.S. and state tax return purposes, respectively, and unutilized tax credits of approximately $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2031.

        An analysis of TeamStaff's deferred tax asset and liability (including those related to TeamStaff Rx) is as follows (amounts in thousands):

	Years Ended September 30,
	2011	2010
Deferred income tax asset (liability):
Net operating loss carry forwards and tax credits	$15,669	$14,872
Prepaid workers' compensation	55	(115)
Deferred rent	4	3
Accrued liabilities	445	470
Stock based compensation	372	164
Fixed and intangible assets	(1,276)	(1,117)
Other items, net	(11)	4
Valuation allowance	(15,258)	(14,281)

	$—	$—

        The significant components of the expense (benefit) for income taxes from continuing operations are summarized as follows:

Years Ended September 30,
(amounts in thousands)	2011	2010
Current expense (benefit)	$—	$—
Deferred expense (benefit)	—	—

Total expense (benefit)	$—	$—

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(5) INCOME TAXES: (Continued)

        The following table indicates the significant differences between the Federal statutory rate and TeamStaff's effective tax rate for continuing operations:

	Years Ended September 30,
(amounts in thousands)	2011	2010
Federal statutory rate	$(1,561)	$(1,563)
State taxes, net	—	—
Tradename impairment	878	456
Other permanent items	18	—
Valuation allowance	665	1,107

	$—	$—

(6) DEBT AND CAPITAL LEASES:

Predecessor Bank Loan Facility

        On April 7, 2010, TeamStaff notified Sovereign Business Capital ("Sovereign") that it was terminating, effective immediately, the Amended and Restated Loan and Security Agreement dated as of March 28, 2008, as amended by that certain Modification Agreement dated as of January 8, 2010 (together, the "Sovereign Agreement"), by and between the Company and Sovereign. Pursuant to the Sovereign Agreement, Sovereign had provided the Company with a three-year secured revolving credit line with an initial borrowing availability of up to $3 million; however, effective in January 2010, Sovereign reduced the borrowing availability to $2 million in connection with providing its consent to the Company's disposition of the operating assets of its TeamStaff Rx subsidiary (see Note 4) and, as the Company previously reported, on February 12, 2010, the Company determined that as of December 31, 2009, it was not in compliance with the debt service coverage ratio covenant of the Sovereign Agreement and was in discussions with Sovereign regarding obtaining a waiver of its default. The credit provided by Sovereign under the Sovereign Agreement was secured by a first priority lien on all of the Company's assets. In the third quarter of fiscal 2010, the Company recognized a charge of $44,000 (included as a component of interest expense) related to the write off of unamortized financing costs associated with the Sovereign Agreement.

Current Bank Loan Facility (See Note 9—Government Assignments of Contracts)

        On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the "Loan Agreement") with Presidential Financial Corporation (the "Lender"). Under the Loan Agreement, the Lender initially agreed to provide a two (2) year loan and security facility to DLH Solutions in an aggregate amount of up to $1.5 million, subject to the terms and conditions of the Loan Agreement. In November 2010, the Lender agreed, by means of an amendment to the Loan Agreement, to increase the maximum amount available under the facility from $1.5 million to $2.5 million. In February 2011, the Company and Lender further increased the maximum availability under the Loan Agreement by an additional $500,000 to $3.0 million and provided an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(6) DEBT AND CAPITAL LEASES: (Continued)

75%. The loan is secured by a security interest and lien on all of DLH Solutions' cash accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. DLH Solutions' ability to request loan advances under the Loan Agreement is subject to: (i) computation of DLH Solutions' advance availability limit based on "eligible accounts receivables" (as defined in the Loan Agreement) multiplied by the "Accounts Advance Rate" established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was initially for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.

        Interest on the loan accrues on the daily-unpaid balance of the loan advances secured by billed receivables. Following the February 2011 amendment to the Loan Agreement, the interest rate under the Loan and Security Agreement is the greater of: (a) 3.25% or (b)(i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at September 30, 2011 and 2010 was 5.2% and 5.5%, respectively. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. At September 30, 2011, the amount of the unused availability under the line was $316,000. The amount outstanding as of September 30, 2011 and 2010 was $740,000 and $362,000, respectively.

        The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company's ability to engage in certain transactions. Among other matters, under the loan agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. In addition, the Loan Agreement requires DLH Solutions, Inc. to maintain a minimum tangible net worth of at least $1,000,000 on a trailing 12-month basis. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after February 29, 2012, which date has subsequently been amended to December 31, 2012, and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company's circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral. As of September 30, 2011 and 2010, the Company was in compliance with the covenants set out in the Loan Agreement.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(6) DEBT AND CAPITAL LEASES: (Continued)

        As part of the February 2011 amendment, the Lender also agreed to waive the Company's non-compliance with the covenant under the Loan Agreement to furnish them with a copy of DLH Solutions' financial statements within 90 days after the end of its fiscal year. In addition to granting this waiver, the Lender also agreed to modify this covenant to require that the Company provide them, within 90 days after the end of each fiscal year, audited consolidated financial statements of the Company and its subsidiaries as of the end of such fiscal year and, in addition, at the same time, furnish consolidating income statement and balance sheet schedules, including a reconciliation with DLH Solutions' financial information.

        TeamStaff has concurrently executed a Corporate Guaranty Agreement with Lender pursuant to which it has guaranteed all of the obligations of DLH Solutions under the Loan Agreement.

Notes Payable

        TeamStaff, Inc. and DLH Solutions entered into a settlement agreement dated as of July 22, 2011 (the "Agreement") with Roger Staggs and E. Barry Durham, the former principals of RS Staffing Services, Inc. (together, the "Sellers"). The Sellers are the holders of certain promissory notes issued by TeamStaff, Inc. in the aggregate principal amount of $1,500,000 (the "Notes"). The claims resolved by the Settlement Agreement concerned TeamStaff's claim of indemnification of approximately $1,800,000 arising out of the acquisition by TeamStaff, Inc. of RS Staffing Services, Inc. in June 2005 and certain counterclaims by the Sellers against TeamStaff, including payment under the Notes. Pursuant to the Agreement, the Company paid $200,000 in cash to the Sellers, and issued them an aggregate of 300,000 shares of common stock of TeamStaff, Inc., valued at $795,000, the fair value of the stock at July 22, 2011. The Company also agreed to permit the Sellers to resell an aggregate of 201,724 other shares of common stock of TeamStaff, Inc. presently held by them, against which the Company had previously placed a stop order to prevent their resale. The Sellers agreed to orderly sale limitations with respect to their ability to resell all their shares of common stock of TeamStaff, Inc. In accordance with these limits, during the 90 day period commencing on the effective date of the Agreement, neither Seller will resell in excess of 33,000 shares of TeamStaff common stock previously held by them during any 30 day period without the consent of TeamStaff. With respect to the new shares of TeamStaff common stock issued pursuant to the Agreement, commencing on the six month anniversary of the effective date of the Agreement, neither will resell in excess of 25,000 shares during any 30 day period without the consent of TeamStaff. In addition, TeamStaff provided guarantees to the Sellers that the net proceeds to be received by them from the resale of all of the shares of common stock of TeamStaff, Inc. sold by them pursuant to the Agreement would not be less than certain minimum guarantees. With respect to the shares of common stock of TeamStaff, Inc. owned by them prior to the effective date of the Agreement (the "Old TeamStaff Shares"), TeamStaff guaranteed to each Seller net proceeds of $100,000, and with respect to the shares of common stock of TeamStaff, Inc. issued under the Agreement (the "New TeamStaff Shares"), TeamStaff guaranteed net proceeds of $375,000 to each. The guarantees in respect of the Old TeamStaff Shares were satisfied in full as of September 30, 2011.

        The payments of all amounts under the Agreement are secured by the Notes. Upon receipt by the Sellers of: (i) the payment of $200,000 made by TeamStaff and (ii) the proceeds realized from the sale of the Old TeamStaff Shares and New TeamStaff Shares, or the guarantees, the Notes shall be deemed satisfied in full. In addition, the parties agreed to release each other from any further claims that either

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(6) DEBT AND CAPITAL LEASES: (Continued)

may have against the other, except to enforce the Agreement. At September 30, 2011, the maximum remaining contingent liability under the agreement could potentially reach $750,000.

        The remaining liability under the Agreement does not accrue interest. The Company has evaluated the status of the Agreement, including the amount of consideration that is contingently owed to the Sellers, as well as the uncertainties inherent in predicting future market conditions and whether the Sellers are able to realize sufficient proceeds on sales of New TeamStaff Shares to satisfy the Company's guarantee. Based on such analysis, the Company has concluded at September 30, 2011 that the $711,000 recorded obligation (which approximated the maximum amount of the guarantee) remaining after issuance of the 300,000 New TeamStaff Shares at a total fair value of $795,000 and the cash payment of $200,000 is reasonable. Although no assurances can be given, should the Sellers be able to individually realize proceeds through future sales of New TeamStaff Shares, the Company may reduce the recorded liability in future periods and recognize a gain. There was no gain recognized in fiscal 2011.

        The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and settlement in the amount of $96,000 and $113,000 during fiscal 2011 and 2010, respectively, as a component of other income (expense).

Convertible Debentures

        On June 1, 2011, the Company entered into a debenture purchase agreement (the "Debenture Purchase Agreement") with entities affiliated with Wynnefield Capital, Inc. (the "Debenture Purchasers"), providing for a standby commitment pursuant to which the Debenture Purchasers agreed to purchase convertible debentures (the "Convertible Debentures") in an aggregate principal amount of up to $350,000 (the "Total Commitment Amount"). In addition, the Company issued the Debenture Purchasers warrants to purchase an aggregate of 53,846 shares of common stock (the "Warrants") in consideration of their agreement to provide the Total Commitment Amount. On July 28, 2011, the Company drew down the entire amount of the Total Commitment amount available under the Debenture Purchase Agreement, of which $200,000 was used for the initial payments under the Debenture Purchase Agreement relating to the settlement with the former owners of RS Staffing, and on such date the Company issued the Convertible Debentures in the aggregate principal amount of $350,000 to the Debenture Purchasers, and received such funds.

        The Convertible Debentures will mature on the 27-month anniversary of issuance and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption of such Convertible Debentures. The interest rate at September 30, 2011 was 10%. The Convertible Debentures are convertible into shares of the Company's common stock at an initial conversion price of $1.30 per share, which was in excess of the fair market value of the Company's common stock at that date. The initial conversion rate is subject to adjustment to account for certain customary events and also includes weighted-average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The Company can also redeem the outstanding Convertible Debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. The Warrants will be exercisable for five years at an initial exercise price equal to $1.00. The initial exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(6) DEBT AND CAPITAL LEASES: (Continued)

exclusions. In connection with the parties' entry into the Debenture Purchase Agreement, the Company, DLH Solutions, the Debenture Purchasers and Presidential Financial Corporation entered into subordination agreements concerning the terms of the subordination of the Convertible Debentures to the secured loan facility provided by Presidential Financial Corporation. Under the subordination agreements, the Company may not make payments to the Debenture Purchasers under the Convertible Debentures unless before and following such payments, no "Event of Default" exists under the secured loan facility.

        The Debenture Purchasers are entities affiliated with Wynnefield Capital, Inc., the Company's largest shareholder. Mr. Peter Black, a member of the Company's Board of Directors, is an employee of Wynnefield Capital. The Convertible Debentures and Warrants will be restricted securities issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

        Direct costs associated with the Debenture Purchase Agreement totaled $32,000. These costs have been and will be capitalized as deferred financing costs and amortized over the period that such debentures are outstanding or the Debenture Agreement is effective. In addition, an initial value of $42,000 was ascribed to the warrants and it was determined that at July 28, 2011, because of appreciation in the Company's stock price, the embedded conversion feature included in the Convertible Debentures had a fair value of $289,000 at the time of issuance of the Convertible Debentures; such amount is also being expensed over the life of the Convertible Debentures and the unamortized amounts have been deducted from the value of the Convertible Debentures as noted below.

        At September 30, 2011, there were 53,846 warrants outstanding and the Debenture Purchasers have the right to convert the principal amount of the Convertible Debentures into 269,230 shares of common stock under the terms of the conversion feature embedded in the Convertible Debentures. Because the warrants and the conversion feature embedded in the Convertible Debenture have a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company's common stock, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date. At September 30, 2011, the Company evaluated the fair value of the Warrants and the embedded conversion feature of the Convertible Debentures using a binomial valuation model and recorded income of $107,000 to reflect the net difference between their initial carrying values (July 28, 2011) and their fair values as of September 30, 2011.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(6) DEBT AND CAPITAL LEASES: (Continued)

        Assumptions used in valuing the warrants and the embedded conversion features at September 30, 2011 included the following:

	Warrants	Embedded Conversions Features
Risk free interest rate	1.60%	0.42%
Contractual term	5 years	27 months
Dividend yield	0%	0%
Expected lives	5 years	27 months
Expected volatility	70.9%	71.8%
Fair value per warrants per share or per $1.30 of debt	$1.01	$0.63

        At September 30, 2011, the carrying value of the Convertible Debentures is as follows (amounts in thousands):

Principal amount of Convertible Debentures	$350
Less:
Value of financial instruments to Convertible Debentures purchasers	(268)
Value of warrants issued to Convertible Debentures purchasers	(36)

Carrying Value	$46

        The payment of the entire $350,000 principal amount of the Convertible Debentures is contractually due in the fiscal year ending September 30, 2014. The Company has evaluated the likelihood of satisfying the liability associated with the financial instruments in fiscal 2012 and has concluded that the classification of this liability is non- current at September 30, 2011.

Capital Leases:

        The Company leases certain office equipment under a non-cancelable capital lease agreement that expires in fiscal year 2012. The interest rate is 8.8%. At September 30, 2011 and 2010, the Company has recorded $0.1 million and $0.4 million, respectively, in gross capital leases and accumulated depreciation of $0.1 million and $0.4 million, respectively.

        The Company's remaining lease obligation of $8,000 is payable in the year ending September 30, 2012.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(7) OTHER CURRENT ASSETS:

        Other current assets at September 30, 2011 and 2010 consist of the following (amounts in thousands):

	2011	2010
Miscellaneous receivables	$77	$148
Prepaid insurance	48	70
Miscellaneous prepaid expense	59	45
Security deposits	0	2
Prepaid income taxes	0	50
Other	0	29

	$184	$344

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

        Accrued expenses and other current liabilities at September 30, 2011 and 2010 consist of the following (amounts in thousands):

	2011	2010
Accrued benefits and incentives	$523	$404
Accrued bonus	357	155
Accrued interest	0	150
Accrued occupancy	0	25
Accrued payroll taxes	3	27
Accrued professional fees	439	327
Accrued workers' compensation	429	585
Other	383	199

	$2,134	$1,872

(9) COMMITMENTS AND CONTINGENCIES (See Also Note 13):

Potential Contractual Billing Adjustments

        DLH Solutions is currently seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts at which it had employees. These adjustments are due to changes in the contracted wage determination rates for these employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor ("DOL") has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits determined to be prevailing in these localities. An audit by the DOL in fiscal 2008 at one of the facilities revealed that notification, as required by contract, was not provided to DLH Solutions in order to effectuate the wage increases in a timely manner. Wages for employees on assignment at the time have been adjusted prospectively

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(9) COMMITMENTS AND CONTINGENCIES (See Also Note 13): (Continued)

to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At September 30, 2011, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA regarding the matter and anticipates resolution during fiscal 2012. The Company is currently in the process of negotiating a final amount related to indirect cost and fees applied to these amounts. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of indirect costs and fees are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during the first half of fiscal 2012 based on current discussions with the DVA and collection efforts. Because these amounts are subject to government review, no assurances can be given that we will receive any additional amounts from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

Leases

        Minimum payments, assuming no expected sublease payments, under non-cancelable operating lease obligations at September 30, 2011 are as follows (amounts in thousands):

Years Ending September 30,
2012	$176
2013	163
2014	169
2015	143
2016	152

$803

        Rent expense, net of sublease income, under all operating leases in fiscal year ended September 30, 2011, was $155,000. Rent expense, net of sublease income, under all operating leases in fiscal year ended September 30, 2010, was $551,000, of which $151,000 is attributed to continuing operations and $400,000 is attributed to discontinued operations.

        As discussed in Note 4, as part of the sale of TeamStaff Rx, Advantage RN had the right to use, through February 28, 2011, the premises located in Clearwater, Florida that was used by TeamStaff Rx for its principal executive offices. In connection with such use, Advantage RN was obligated to make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of (i) $25,000 payable at the closing and (ii) an additional $100,000 payable in 10 equal monthly installments of $10,000 payable on the first day of each calendar month beginning on March 1, 2010 until December 1, 2010. Advantage RN has since vacated the premises and ceased making installment payments. The Company is pursuing a claim against Advantage RN for all amounts owed. The Company has provided an allowance of $50,000 for their estimate of uncollectible sub-lease funding.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(9) COMMITMENTS AND CONTINGENCIES (See Also Note 13): (Continued)

Prepaid Workers' Compensation

        As part of the Company's discontinued PEO operations, TeamStaff had a workers' compensation program with Zurich American Insurance Company ("Zurich") which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich's and managers' overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party's study of claims experience, TeamStaff estimates that at September 30, 2011, the remaining prepaid asset of $0.3 million will be received within the next twelve to thirty-six months. This amount is reflected on TeamStaff's balance sheet as of September 30, 2011 as a current asset, in addition to approximately $0.2 million related to other policy deposits.

Workers' Compensation Insurance

        From November 17, 2003 through April 14, 2009, inclusive, TeamStaff's workers' compensation insurance program was provided by Zurich. This program covered TeamStaff's temporary, contract and corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and is subject to a policy year-end audit. Effective April 15, 2009, TeamStaff entered into a partially self-funded workers' compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010 and has been renewed through April 14, 2012. The Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate.

        As of September 30, 2011 and 2010, the adequacy of the workers' compensation reserves (including those periods' amounts that are offset against the trust fund balances in prepaid assets) was determined, in management's opinion, to be reasonable. In determining our reserves, we rely in part upon information regarding loss data received from our workers' compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown, therefore actual results may vary from current estimates. TeamStaff will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in TeamStaff's prepayments and adjust the related reserves as deemed appropriate.

Payroll Taxes

        TeamStaff has received notices from the Internal Revenue Service ("IRS") claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(9) COMMITMENTS AND CONTINGENCIES (See Also Note 13): (Continued)

penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through the different entities, therefore leading to the notices. TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest and the remaining liability ($1.3 million at September 30, 2011) has been recorded in accounts payable and includes estimated penalties and interest currently sought by the IRS totaling approximately $500,000.

        The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company will incur additional interest and may incur possible additional penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2010 and fiscal 2011. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company's intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company's future cash flows and liquidity could therefore be materially affected by this matter.

Legal Proceedings

        As a commercial enterprise and employer, we are subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers' compensation, tax, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices or other matters. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or cash flows.

        In connection with its healthcare business, TeamStaff is exposed to potential liability for the acts, errors or omissions of its healthcare employees. The professional liability insurance policy provides up to $5,000,000 aggregate coverage with a $2,000,000 per occurrence limit. Although TeamStaff believes the liability insurance is reasonable under the circumstances to protect it from liability for such claims, there can be no assurance that such insurance will be adequate to cover all potential claims.

        TeamStaff is engaged in no other litigation, the effect of which is expected to have a material adverse impact on TeamStaff's results of operations, financial position or cash flows.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(9) COMMITMENTS AND CONTINGENCIES (See Also Note 13): (Continued)

Employment Agreements

        From time-to-time, we enter into employment agreements with certain key executives which provide for fixed compensation, criterion for earning bonuses and other incentives and, in certain instances, issuance of share based equity grants. These agreements generally continue until terminated by the employee or the Board of Directors or, upon the occurrence of defined certain events or circumstances (including a defined change in control), and provide for salary continuance for specified periods of generally no more than a year and or lump sum payments in the event of a change of control of up to 150% of annual salary.

        During the fiscal year ended September 30, 2010, the Company terminated certain executives, management and staff personnel, and as a result, incurred severance related expenses of approximately $0.3 million in staff personnel severance (included in selling, general and administrative expense within results of discontinued operations) and $0.3 million in officer severance. At September 30, 2011 and 2010, the remaining liability from these arrangements was $0 and approximately $0.1 million, respectively, which was included in accrued expenses. With respect to the termination of the Company's former Chief Executive Officer and President, the Company entered into a separation agreement with him in February 2010, which sets forth the terms of his departure from the Company.

Government Assignment of Contracts

        Availability of funds under the Presidential Financial line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of DLH Solutions are required to execute "Acknowledgements of Assignment." There can be no assurance that every DLH Solutions government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the existing line of credit.

(10) SHAREHOLDERS' EQUITY:

        On March 31, 2011, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with a limited number of accredited investors pursuant to which the Company sold an aggregate of 459,181 shares of its Common Stock for $225,000 to such persons in a private transaction (the "Equity Investment"). The purchasers participating in the transaction are members of the Company's Board of Directors and management team (the "Purchasers"). The transaction closed on March 31, 2011. Of this amount, the Company received $150,000 in total cash proceeds for the purchase of the shares of Common Stock and three of the purchasers agreed with the Company to pay the purchase price for the shares of Common Stock by granting an offsetting credit to the Company for an amount equal to the purchase price and authorizing the Company to apply such credit against any obligation of the Company to such person within twelve months of the closing date, except for base salary. The shares to which the credit relates are to be held by the Company until the credit is applied and will be cancelled upon the one-year anniversary to the extent the credit is not applied. The aggregate amount of such credits totaled $75,000. Through September 30, 2011, $12,000 of such rights of offset were exercised by the Company in respect of 26,789 shares and $63,000 of such rights of offset remain to be applied. The Company has used these cash proceeds for general working capital. The value ascribed to the Equity Investment was based on the fair value of the Company's stock on

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(10) SHAREHOLDERS' EQUITY: (Continued)

March 31, 2011. On May 18, 2011, the Company issued 51,020 shares of Common Stock to its counsel in connection with an arrangement to settle $25,000 of outstanding fees. The direct costs of the equity raise were $4,000 and were accounted for as an offset to additional paid-in-capital.

        As discussed in Note 6, in connection with certain Convertible Debentures issued during fiscal 2011, at September 30, 2011 there were 53,846 warrants (valued at $42,000) outstanding and the Debenture Purchasers have the right to convert the principal amount of the Convertible Debentures into 269,231 shares of common stock under the terms of the conversion feature embedded in the Convertible Debentures. Because the warrants and the conversion feature embedded in the Convertible Debentures have a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company's common stock, they are required under applicable accounting standards to be carried at fair value as of the balance sheet date. At September 30, 2011, the Company evaluated the fair value of the Warrants and the embedded conversion feature of the Convertible Debentures using a binomial valuation model and recorded other income of $107,000 to reflect the net difference between their initial fair values and their fair values as at September 30, 2011.

Stock Option Plans

2000 Employee Stock Option Plan

        During 2000, the Board of Directors and shareholders approved the adoption of the 2000 Employees Stock Option Plan (the "2000 Plan") to provide for the grant of options to purchase up to 1,714,286 shares of TeamStaff's common stock to all employees, including senior management. The 2000 Plan replaced the 1990 Employee Plan and Senior Management Plans, both of which expired. Under the terms of the 2000 Plan, options granted thereunder were be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422A of the Code, or options which do not so qualify. As of September 30, 2011 and 2010, there were no options outstanding under the 2000 Plan. The 2000 Employee Plan expired in January 2010 and no further awards may be made under such plan.

Non-Executive Director Plan

        In fiscal year 2000, the Board of Directors and stockholders approved the adoption of the 2000 Non-Executive Director Stock Option Plan (the "2000 Director Plan") to provide for the grant of options to non-employee directors of TeamStaff. Under the terms of the 2000 Director Plan, each non-executive director was automatically granted an option to purchase 5,000 shares upon joining the Board and each September lst, pro rata, based on the time the director has served in such capacity during the previous year. However, the granting of options to non-employee directors was suspended for fiscal 2007 through 2010. The 2000 Director Plan also provided that directors, upon joining the Board, and for one (1) year thereafter, will be entitled to purchase restricted stock from TeamStaff at a price equal to 80% of the closing bid price on the date of purchase up to an aggregate purchase price of $50,000. For fiscal years 2005 through 2010, there were no purchases of discounted restricted stock. As of September 30, 2011 and 2010, there were no options outstanding and 5,000 options outstanding, respectively, held by directors. The 2000 Non-Executive Director Plan expired in January 2010 and no further awards may be made under such plan.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(10) SHAREHOLDERS' EQUITY: (Continued)

2006 Long Term Incentive Plan ("2006 Plan")

        The Board of Directors adopted the 2006 Plan on January 17, 2006. The shareholders approved the 2006 Plan at the annual meeting on April 27, 2006 and the Company initially reserved an aggregate of 1,250,000 shares of common stock for issuance under the 2006 Plan. In August 2011, the Company's shareholders approved amendments to the 2006 Plan pursuant to which the maximum number of shares eligible for issuance pursuant to awards granted under the 2006 Plan was increased to an initial reserve of 3,001,625 shares of common stock. The maximum number of shares of common stock that may be delivered to participants under the 2006 Plan as amended equals the sum of: (a) 2,750,000 shares of common stock under the 2006 Plan; (b) 251,625 shares subject to awards granted under the 2000 Plan and the 2000 Director Plan (collectively, the "2000 Plans"), which were forfeited, expired, canceled or settled in cash without delivery of such shares to the participant or otherwise is terminated without a share issuance; (c) any shares tendered by participants or withheld in payment of the exercise price of options or to satisfy withholding taxes under the 2000 Plans; and (d) any shares repurchased with the proceeds of options exercised under the 2000 Plans. Shares that are subject to issuance upon exercise of an award granted under the 2006 Plan but which cease to be subject to such award (other than due to the exercise of such award), and shares that are subject to an award that is granted under the 2006 Plan but is subsequently forfeited, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2006 Plan.

        Administration.    The 2006 Plan is administered by the Management Resources and Compensation Committee of the Board of Directors (the "Compensation Committee"). The 2006 Plan authorizes the Compensation Committee to select those participants to whom awards may be granted, to determine whether and to what extent awards are granted, to determine the number of shares of common stock or other considerations to be covered by each award, to determine the terms and conditions of awards, to amend the terms of outstanding awards, and to take any other action consistent with the terms of the 2006 Plan as the Compensation Committee deems appropriate. The Compensation Committee may grant awards subject to vesting schedules or restrictions and contingencies in the Company's favor. However, the awards may be subject to acceleration such that they become fully vested, exercisable and released from any restrictions or contingencies upon the occurrence of a change of control (as defined in the 2006 Plan).

        Terms and Conditions of Awards.    The Compensation Committee is authorized to make any type of award to a participant that is consistent with the provisions of the Plan. Awards may consist of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash awards or any combination of these types of awards. Options may be determined to be an "incentive stock option" ("ISO") or a non-qualified stock option. An option designated as an ISO is intended to qualify as such under Section 422 of the Internal Revenue Code.

        Subject to the terms of the 2006 Plan, the Compensation Committee determines the provisions, terms and conditions of each award. The Compensation Committee may grant awards subject to vesting schedules or restrictions and contingencies in the Company's favor. However, the awards may be subject to acceleration such that they become fully vested, exercisable and released from any restrictions or contingencies upon the occurrence of a change of control (as defined in the 2006 Plan). The Compensation Committee may provide that stock-based awards earn dividends or dividend

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(10) SHAREHOLDERS' EQUITY: (Continued)

equivalents, which may be paid in cash or shares or may be credited to an account designated in the name of the participants. Participants may also be required or permitted to defer the issuance of shares or cash settlements under awards including under other deferred compensation arrangements of the Company. Each option granted under the 2006 Plan will be designated as either an incentive stock option or a non-statutory stock option. No option or stock appreciation right may be granted with a term of more than 10 years from the date of grant.

        Performance shares or cash awards will depend on achievement of performance goals based on one or more performance measures determined by the Compensation Committee over a performance period as prescribed by the Compensation Committee of not less than one year and not more than five years. Performance goals may be established on a corporate-wide basis or as to one or more business units, divisions or subsidiaries, and may be in either absolute terms or relative to the performance of one or more comparable companies on an index covering multiple companies. "Performance measures" means criteria established by the Compensation Committee from time to time prior to granting the performance shares or cash awards.

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

        Duration, Amendment and Termination.    Except as specified in the previous paragraph, the 2006 Plan became effective upon its approval by the Company's shareholders in April 2006 and will terminate on the tenth anniversary of its effective date, unless sooner terminated by the Board of Directors. In addition to the power to terminate the 2006 Plan at any time, the Board of Directors also has the power to amend the 2006 Plan; provided, no amendment to the 2006 Plan may be made without stockholder approval if such approval is required by law or agreement, or if such change would: (i) expand the classes of persons to whom awards may be made under the 2006 Plan; (ii) increase the number of shares of Common Stock authorized for grant under the 2006 Plan; (iii) increase the number of shares which may be granted under awards to any one participant under the 2006 Plan; (iv) allow the creation of additional types of awards; or (v) decrease performance award criteria except to the extent permitted under the 2006 Plan.

        Eligibility.    The 2006 Plan, as amended, provides that awards may be granted to employees, non-employee directors and consultants of the Company as the Compensation Committee may determine.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(10) SHAREHOLDERS' EQUITY: (Continued)

Option Activity Table

        The following table summarizes the activity in TeamStaff's various stock option plans for the years ended September 30, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Pretax Intrinsic Value
Options outstanding, September 30, 2009	15,125	$6.30	1.6	$0
Granted	755,000	$0.94
Exercised	—	—
Cancelled	(47,625)	$2.23

Options outstanding, September 30, 2010	722,500	$1.13	9.4	$0
Granted	850,000	$1.42
Exercised	(30,000)	$1.00
Cancelled	(5,000)	$5.16

Options outstanding, September 30, 2011	1,537,500	$1.19	9.3	$743,745

        As of September 30, 2011, 662,500 options outstanding were vested and 875,000 options were unvested. As of September 30, 2010, 172,500 options outstanding were vested and 550,000 options were unvested. As of September 30, 2009 all options outstanding had vested and were exercisable. As of September 30, 2011, approximately $141,000 of unrecognized compensation costs related to non-vested option awards are expected to be recognized in future periods.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company's closing stock price on the last trading day of the fiscal year and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on those dates. This amount changes based on the fair market value of the Company's stock.

        During fiscal 2011 and fiscal 2010, the Company issued 472,000 and 550,000 options, respectively, that vest to the recipients when the market value of the Company's stock achieves and maintains defined levels. The Company used a binomial valuation model and various probability factors in establishing the fair value of the options.

        Weighted average assumptions used in the valuation of all option awards were as follows:

	2011	2010
Risk free interest rate	.95%	2.69%
Contractual lives	10 years	10 years
Dividend yield	0%	0%
Expected lives (in years)	10 years	10 years
Expected volatility	70.9%	67.45%
Fair Value per Option	$0.56	$.38

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(10) SHAREHOLDERS' EQUITY: (Continued)

        Stock compensation related to option grants totaled $398,000 and $144,000 in 2011 and 2010, respectively; such amounts are included in Selling General and Administrative expenses.

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

Restricted Stock Grants

        A summary of activity in restricted stock is as follows:

	Number Of Shares	Weighted Average Fair Value Grant-Date
Restricted stock outstanding, September 30, 2009	391,250	$1.96
Granted	42,500	1.34
Issued	(205,000)	1.63
Cancelled	(133,750)	1.96

Restricted stock outstanding, September 30, 2010	95,000	2.42
Granted	35,000	0.56
Issued	(77,500)	1.29
Cancelled	—	1.96

Restricted stock outstanding, September 30, 2011	52,500	2.85

        During the year ended September 30, 2011, TeamStaff granted an aggregate of 35,000 restricted shares to non-employee directors at the closing price on the award date. Of this award, 35,000 shares vested immediately, resulting in a charge of approximately $20,000. In addition, $14,000 related to prior periods' grants to employees was recognized as an expense. As of September 30, 2011, approximately $150,000 of unrecognized compensation costs related to non-vested non-performance based restricted stock awards is expected to be recognized in future periods.

        During the year ended September 30, 2010, TeamStaff granted awards of restricted stock under its 2006 Plan. An aggregate of 42,500 restricted shares were awarded to non-employee directors at the closing price on the award dates. Of this award, 42,500 shares vested immediately, resulting in a charge of approximately $57,000.

        At September 30, 2011 and 2010 the number of unvested shares under this program totaled 52,500 and 95,000, respectively. At September 30, 2011 the Company had reserved 772,097 shares of common stock for issuance under various option, shares and warrant plans and arrangements.

        As discussed in Note 15, subsequent to September 30, 2011, the Company granted an aggregate of 53,750 shares of restricted stock to our non-executive directors, consistent with our compensation policy for non-executive directors and warrants to purchase 20,000 shares of common stock to a consultant for

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(10) SHAREHOLDERS' EQUITY: (Continued)

services, which warrants will expire in October 2016. These warrants have an exercise price of $2.28 per share and vest in two equal annual installments.

(11) QUARTERLY FINANCIAL DATA (UNAUDITED):

(Amounts in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2011
Net revenues	$10,575	$10,444	$10,579	$10,325
Gross profit	1,318	1,508	1,513	1,559
Loss from operations(1)(2)	(275)	(81)	(275)	(3,592)
Loss from continuing operations(1)(2)	(337)	(183)	(410)	(3,660)
Gain from discontinued operations	—	—	270	—
Net loss	(337)	(183)	(140)	(3,660)
Basic and diluted loss per share from continuing operations(3)	$(0.07)	$(0.04)	$(0.07)	$(0.62)
Net gain (loss) per share—Basic and diluted(3)	$(0.07)	$(0.04)	$(0.02)	$(0.62)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2010
Net revenues	$10,793	$9,795	$10,079	$10,207
Gross profit	1,362	969	1,339	1,137
Income (loss) from operations(2)	(631)	(890)	(478)	(2,338)
Income (loss) from continuing operations(2)	(651)	(983)	(576)	(2,388)
Loss from discontinued operations(4)	(1,134)	(25)	—	(50)
Net loss	(1,785)	(1,008)	(576)	(2,438)
Basic and diluted loss per share from continuing operations	$(0.13)	$(0.20)	$(0.11)	$(0.47)
Net loss per share—Basic and diluted	$(0.36)	$(0.20)	$(0.11)	$(0.48)

(1)
Reflects impairment charges in the fourth quarters of fiscal 2011 and 2010 on tradename intangible assets of $2.6 million and $1.3 million, respectively.

(2)
Includes strategic legal fees in the fourth quarter of fiscal 2011 of $0.6 million not expected to regularly reoccur at a similar magnitude. Fiscal 2011 also includes $0.4 million of non cash stock option expense of which $0.3 occurred in the fourth quarter.

(3)
Note that the sum of the quarterly net loss per share amounts does not equal the full fiscal year net loss per share amount due to the effect of changes during the year in the number of shares outstanding.

(4)
Includes loss on disposal in the first quarter of fiscal 2010 of $0.3 million, principally related to the accrual of remaining lease obligations for the TeamStaff Rx abandoned facility.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(12) EMPLOYEE BENEFIT PLANS:

        As of September 30, 2011, TeamStaff and its subsidiaries maintain a defined contribution and a supplemental pension plan.

        As of January 1, 2004, TeamStaff adopted the TeamStaff 401(k) Plan (the "401(k) Plan") for the benefit of its eligible employees. Any TeamStaff corporate (non worksite) employee is immediately eligible upon hire for participation in the 401(k) Plan. TeamStaff may provide a discretionary matching contribution of 25% of each of the first 4% of a participant's elective contributions under the 401 (k) Plan. TeamStaff recorded related expense of $7,000 in fiscal 2011 and 2010. A participant is always fully vested in his or her elective contributions and vests in Company matching contributions over a four year period.

(13) ECONOMIC DEPENDENCY:

        A major customer is defined as a customer from which the Company derives at least 10% of its revenues. For the fiscal years ended September 30, 2011 and 2010, revenue from the U.S. Government accounted, either directly or in-directly, for 100% and 98%, respectively, of total revenue. No single service or contract accounted for more than 50% of the total revenue during fiscal 2011, with logistics services being the largest at 50%. Within the U.S. Government, our largest customer in fiscal 2011 continued to be the DVA, accounting for 94% of revenue in fiscal 2011 and 95% in fiscal 2010, with whom the Company held over a dozen contracts and/or task orders for logistics, pharmaceutical, and medical services, all subject to the Federal Acquisition Regulations. As further discussed below, during fiscal 2011, the Company was awarded work totaling up to approximately $150 million (unaudited) for pharmaceutical and other medical services during a period of up to five years (increased subsequently to up to approximately $155 million (unaudited)) which will both retain and expand its business with the DVA. Accordingly, DLH Solutions remains particularly dependent on the continuation of its relationship with the DVA.

        The largest component of the awards discussed above comprised the award in May 2011 to DLH Solutions of a competitively bid Blanket Purchase Agreement contract with the DVA for pharmaceutical services which retains and expands work that accounted for approximately 45% of revenues for fiscal 2011. Work under the new contract began on November 1, 2011 and is expected to continue for up to 5 years and generate revenue of up to approximately $145 million (unaudited). The Company also was awarded a contract in September 2011 to provide other medical services to the DVA of up to approximately $10 million (unaudited) over five years. In addition, the Company also provides further services to the DVA under contracts which accounted for approximately 50% of revenues for fiscal 2011, which currently expire on December 31, 2011, in respect of which no request for proposals have yet been invited. Accordingly, the Company has in the past, and anticipates in the future, receiving sole source extensions of this work for an additional period of time. While the Company believes it is well positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend our current orders for the provision of services, that we would be successful in any bid for new contracts to provide such services or that if we are granted subsequent orders, that such orders would be of a scope comparable to the services that we have provided to date. If the DVA does not further extend our current service contracts or we are not successful in our efforts to obtain contract awards pursuant to either the current or new solicitations for the provision of such services, our results of operations, cash flows and financial condition would be materially adversely

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2011 AND 2010

(13) ECONOMIC DEPENDENCY: (Continued)

affected. However, in such circumstances, the Company may be able to avail itself of a right to continue for an additional period beyond the expiration date as part of any protest filed by an interested party.

        Accounts receivable from agencies of the United States Government totaled $11.1 million and $11.3 million at September 30, 2011 and 2010, respectively, of which $1.2 million and $1.0 million was unbilled at September 30, 2011 and 2010, respectively. In addition, as discussed in Note 9, included in revenue derived from the Federal government in 2008 were retroactive adjustments that totaled $10.8 million; $9.3 million of this amount is included in accounts receivable (unbilled) at September 30, 2011 and 2010. Such revenue is not expected to recur in future periods.

(14) SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

        Non-cash activity during the year ended September 30, 2011 included the following matters:

  •
  Reduction of accounts payable and an increase of additional paid-in-capital by $25,000 to reflect the issuance of stock to settle a liability;

  •
  Reduction of notes payable and an increase of additional paid-in-capital by $795,000 to reflect the issuance of stock in a settlement;

  •
  The issuance of warrants resulted in an increase in paid-in capital by $42,000 and the carrying value of the Convertible Debentures was reduced at the date such proceeds were received.

(15) SUBSEQUENT EVENTS:

        Management evaluated subsequent events through the date that the Company's financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were issued other than the following:

        Effective as of October 13, 2011, the Company granted an aggregate of 53,750 shares of restricted stock to our non-executive directors, consistent with our compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

        In October 2011, we granted warrants to purchase 20,000 shares of common stock to a consultant for services, which warrants will expire in October 2016. These warrants have an exercise price of $2.28 per share and vest in two equal annual installments commencing on the first anniversary of the grant date. These warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1993, as amended.

        On November 30, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to not seek to terminate the Loan Agreement without cause until after December 31, 2012.