Form 10-Q
period 2011-12-31
TEAMSTAFF INC
filed 2012-02-14
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,074,933 shares of Common Stock, par value $.001 per share, were outstanding as of February 9, 2011.

TEAMSTAFF, INC.

FORM 10-Q

For the Quarter Ended December 31, 2011

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	(unaudited)
	December 31,	September 30,
	2011	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$477	$763
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2011 and September 30, 2011	12,423	11,112
Prepaid workers’ compensation	513	513
Other current assets	184	184

Total current assets	13,597	12,572

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	177	177
Computer equipment	106	102
Computer software	301	260
Leasehold improvements	10	21
	594	560

Less accumulated depreciation and amortization	(369)	(346)

Equipment and improvements, net	225	214

GOODWILL	8,595	8,595

OTHER ASSETS
Deferred financing costs, net	21	26
Other assets	515	510
Total other assets	536	536

TOTAL ASSETS	$22,953	$21,917

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	(unaudited)
	December 31,	September 30,
	2011	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loan payable	$1,832	$740
Notes payable	711	711
Current portion of capital lease obligations	6	8
Accrued payroll	10,269	10,318
Accounts payable	2,425	1,983
Accrued expenses and other current liabilities	1,822	2,134
Liabilities from discontinued operation	218	235

Total current liabilities	17,283	16,129

LONG TERM LIABILITIES
Convertible debenture, net	82	46
Financial instruments, at fair value	238	182
Other long term liability	15	6

Total long term liabilities	335	234

Total liabilities	17,618	16,363

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 6,077 at December 31, 2011 and 6,023 at September 30, 2011, outstanding 6,075 at December 31, 2011 and 6,021 at September 30, 2011	6	6
Additional paid-in capital	71,158	70,988
Accumulated deficit	(65,805)	(65,416)
Treasury stock, 2 shares at cost at December 31, 2011 and September 30, 2011	(24)	(24)
Total shareholders’ equity	5,335	5,554

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,953	$21,917

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Three Months Ended
	December 31,	December 31,
	2011	2010

REVENUES	$11,495	$10,575

DIRECT EXPENSES	9,928	9,257
GROSS PROFIT	1,567	1,318
GENERAL AND ADMINISTRATIVE EXPENSES	1,754	1,562

DEPRECIATION AND AMORTIZATION	23	31
Loss from operations	(210)	(275)

OTHER INCOME (EXPENSE)
Interest income	—	1
Interest expense	(77)	(45)
Amortization of deferred financing costs	(46)	—
Change in fair value of financial instruments	(56)	—
Other income, net	—	1
Legal expense related to pre-acquisition activity of acquired company	—	(19)
	(179)	(62)

Loss from continuing operations before income taxes	(389)	(337)

INCOME TAX EXPENSE	—	—

Loss from continuing operations	(389)	(337)

NET LOSS	$(389)	$(337)

NET GAIN (LOSS) PER SHARE - BASIC AND DILUTED
Loss from continuing operations	$(0.06)	$(0.07)
Gain (loss) from discontinued operation	—	—
Net loss per share	$(0.06)	$(0.07)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	6,070	5,117

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	(Unaudited)
	For the Three Months Ended
	December 31,	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(389)	$(337)
Adjustments to reconcile net loss to net cash used in operating activities, net of divested business:
Depreciation and amortization including debt costs	59	31
Change in fair value of derivative financial instruments	56	—
Compensation expense related to employee stock option grants	32	31
Compensation expense related to employee restricted stock grants	—	14
Compensation expense related to director restricted stock grants	123	20
Share based expense on non employee options	6	—
Warrants to consultants	3	—
Other non cash compensation	5	—
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	(1,311)	(963)
Other current assets	—	71
Other assets	—	(7)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	82	(843)
Other long term liabilities	9	(2)
Cash flows from discontinued operation	—	—
Net cash used in operating activities	(1,325)	(1,985)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(34)	(9)
Net cash used in investing activities	(34)	(9)
CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on revolving line of credit	1,092	1,443
Repayments on capital lease obligations	(2)	(5)
Cash flows from discontinued operation	(17)	(37)
Net cash provided by financing activities	1,073	1,401

Net decrease in cash and cash equivalents	(286)	(593)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	763	1,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$477	$594

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$53	$45
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 (UNAUDITED)

(1)      ORGANIZATION AND BUSINESS:

TeamStaff, Inc. (together with its subsidiaries “TeamStaff” or the “Company” and also referred to as “we,” “us” and “our”) is a full-service provider of healthcare delivery solutions, logistics and technical services, and contingency/staff augmentation services to government agencies including the Department of Veteran Affairs, the Department of Defense, and other clients. The Company principally operates through its wholly-owned subsidiary DLH Solutions, Inc. (“DLH Solutions” formerly operating as Teamstaff Government Solutions, Inc.).

The Company has over 25 years of experience in Healthcare, Logistics and other technical services markets having supported numerous Federal agencies including the Department of Defense (“DoD”), the Department of Veterans Affairs (“DVA”), the Center for Disease Control, the Department of Justice, the Department of Agriculture, the Federal Emergency Management Agency and others throughout the United States. DLH Solutions has developed a suite of services and solutions offerings that are designed to significantly enhance the performance and productivity of our customers, resulting in reduced costs and increased customer satisfaction. With over 1,000 employees in over 20 states throughout the country we ensure that we have qualified operations staff in place to meet the exacting demands of our clients.

Corporate History

TeamStaff, Inc., a New Jersey corporation, was originally incorporated in 1969 as a payroll staffing company. Through several acquisitions over recent decades the Company has evolved considerably. In early 2010, TeamStaff divested its commercial temporary staffing business (TeamStaff Rx) and made the strategic decision to build the Company around its government services entity, TeamStaff Government Solutions, Inc. (“TeamStaff GS”) based in Loganville, Georgia. The Company is now completely focused on government services both as a prime contractor as well as partnering with other government contractors. During its 2011 fiscal year, the Company’s Board of Directors approved management’s proposal to re-brand the Company to better align with its strategic market focus, enhance brand-equity, and maximize long-term value. In September 2011, TeamStaff GS changed its corporate name and is now DLH Solutions.

In addition, the Company’s Board of Directors has approved a plan to change the corporate name of parent company TeamStaff, Inc. to DLH Holdings Corp and has scheduled a meeting of its shareholders for February 16, 2012 to approve the re-naming of TeamStaff, Inc. to DLH Holdings Corp.

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

Teamstaff’s primary operations are located in Loganville, Georgia and its principal executive offices are located at 1776 Peachtree Street, Atlanta, Georgia 30309.

(2)      LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES:

Liquidity

At December 31, 2011, the Company had a net working capital deficit of approximately $3.7 million and an accumulated deficit of approximately $65.8 million. For the three months ended December 31, 2011, the Company incurred an operating loss and net loss of approximately $0.2 million and $0.4 million, respectively. The Company has a limited amount of cash and cash equivalents at December 31, 2011, and will be required to rely on operating cash flow and periodic funding, to the extent available, from its line of credit to sustain the operations of the Company unless it elects to pursue and is successful in obtaining additional debt or equity funding, as discussed below, or otherwise.

In an effort to improve the Company’s cash flows and financial position, in fiscal 2011 the Company completed measures to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers collectively provided a total of $500,000 of additional capital to the

Company. As described in Note 7, $150,000 of such capital was provided through equity investments on March 31, 2011 and $350,000 of such capital was provided in July 2011 by Wynnefield Capital through the sale of convertible debentures. In addition, as described in Note 6, on February 9, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable. At December 31, 2011, the amount available was $438,000. In addition, as described in greater detail below, the parties agreed to amend certain other provisions of the Loan Agreement, including an extension of the term of the Loan Agreement for an additional year and the Lender agreed not to seek to terminate the Loan Agreement without cause until after February 29, 2012, which date has subsequently been amended to December 31, 2012. In addition, pursuant to its current credit facility, the financial institution also has the ability to terminate the Company’s line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company’s circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the Company has not experienced and the financial institution has not declared an event of default.

Management believes, at present, that: (a) cash and cash equivalents of approximately $0.5 million as of December 31, 2011; (b) the amounts available under its line of credit (which, in turn, is limited by a portion of the amount of eligible assets); (c) forecasted operating cash flow including timely collection of the retrospective billings; (d) the ultimate non-payment of certain liabilities and recorded guarantees currently contested by the Company or not expected to be settled in cash (see Note 6 to the accompanying consolidated financial statements) (classified as current at December 31, 2011) in fiscal 2012, or the applicable portion of 2013 and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of these factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, financial position, results of operations and future prospects. Due to the foregoing there could be a future need for additional capital and the Company may pursue equity, equity-based and/or debt financing alternatives or other financing in order to raise any needed funds. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA. On November 1, 2011, the Company commenced work under a single source Blanket Purchase Agreement with the DVA awarded in fiscal 2011 that represents both retention of existing work and expansion of new business at additional DVA locations. The maximum total value under this award is presently expected to be approximately $145,000,000 pursuant to site-specific task orders to be rendered by the DVA. The term of the award is for up to five years expiring October 31, 2016. The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement effectively provides for renewal and expansion of contracts that generated, in aggregate, approximately 45% of its revenue in the year ended September 30, 2011, in respect of which the Company previously held order cover through various dates in fiscal 2012 under existing contracts. In addition, the Company also holds contractual order cover through various dates in fiscal 2012 in respect of DVA contracts that generated close to a further 50% of its revenue in the year ended September 30, 2011, which are not currently the subject of requests for proposals and may in due course be further extended by the DVA on a sole source basis, although no assurances can be given that this will occur. The Company’s results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA or suffer a significant diminution in the quantity of services that they procure from the Company.

Basis of Presentation

The consolidated interim financial statements included herein have been prepared by TeamStaff, without audit, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. TeamStaff believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in TeamStaff’s fiscal 2011 Annual Report on Form 10-K which was filed on December 2, 2011. This interim financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments and changes in estimates, where appropriate) to present fairly the results for the interim periods. The results of operations and cash flows for such interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include the accounts of TeamStaff and its subsidiaries, all of which are wholly owned. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The cash flows, and related assets and liabilities of TeamStaff Rx have been reclassified to a discontinued operation in the accompanying consolidated financial statements from those of continuing businesses for all periods presented.

Revenue Recognition

TeamStaff’s revenue is derived from professional and other specialized service offerings to US Government agencies through a variety of contracts, some of which are fixed-price in nature and/or sourced through Federal Supply Schedules administered by the General Services Administration (“GSA”) and the DVA at fixed unit rates or hourly arrangements. We generally operate as a prime contractor, but have also entered into fixed price or fixed unit price contracts as a subcontractor. The recognition of revenue from fixed rates is based upon objective criteria that generally do not require significant estimates that may change over time. Other types of US Government contracts may include fixed price or flexibly priced contracts requiring estimates based on percentage-of-completion methods of recognizing revenue and profit. These contracting vehicles do not, at this time, represent a significant portion of our revenue nor require estimating techniques that would materially impact our revenue reported herein. TeamStaff recognizes and records revenue on DVA contracts when it is realized, or realizable, and earned. TeamStaff considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectability is reasonably assured.

Revenues related to retroactive billings in 2008 from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectability is reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, are recognized to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.

During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At December 31 and September 30, 2011, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at December 31 and September 30, 2011. Although the timing cannot be guaranteed, at present the Company expects to bill and collect such amounts during fiscal 2012 based on current discussions with the DVA and collection efforts.

Goodwill

In accordance with applicable accounting standards, TeamStaff does not amortize goodwill. TeamStaff continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2011, we performed a goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the DLH Solutions unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that no impairment loss on goodwill was warranted at September 30, 2011. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill exceeded the carrying value at September 30, 2011 by more than 100%, resulting in no impairment charge being taken against goodwill. However, a non-renewal of a major contract (see Note 2—Liquidity) or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.  Teamstaff has concluded as of December 31, 2011, that there is not any required write off of goodwill.  If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions reporting unit.

Intangible Assets

As required by applicable accounting standards, TeamStaff did not amortize its tradenames, an indefinite life intangible asset. TeamStaff reviewed its indefinite life intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicated that an asset’s carrying amount was greater than its fair value. On September 15, 2011, the Board of Directors of TeamStaff approved the change of the corporate name of TeamStaff GS to DLH Solutions and also approved a plan to change the corporate name of the Company to DLH Holdings Corp. In connection with these actions, the Company will cease further use of the TeamStaff trademark and implement new marketing and branding initiatives associated with the new corporate identity being adopted by the Company. As a result of the corporate name change, abandoning the use of the TeamStaff name and associated rebranding efforts being implemented by the Company, the Company concluded that it was required to record a non-cash impairment charge with respect to the value of the “TeamStaff” trademark of $2.6 million to fully write-off the value of this trademark during the fourth quarter of fiscal 2011.

Income Taxes

TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2011, the Company recorded a 100% valuation allowance against its net deferred tax assets of approximately $15.6 million.

The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. The Company conducts business solely in the U.S. and, as a result, also files income taxes in various states and other jurisdictions. Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company’s income tax returns for years subsequent to fiscal 2007 are currently open, by statute, for review by authorities. However, there are no examinations currently in progress and the Company is not aware of any pending audits.

Stock-Based Compensation

Compensation costs for the portion of equity awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of December 31, 2011,there was $202,000 remaining unrecognized compensation expense related to non-vested stock- based awards to be recognized in future periods.

Stock Options, Warrants and Restricted Stock

There was share-based compensation expense for options for the three months ended December 31, 2011 and December 31, 2010 of $40,000 and $31,000, respectively.  There was no share-based compensation expense for restricted stock for the three months ended December 31, 2011, and $18,000 for the three months ended December 31, 2010.  Certain awards vest upon satisfaction of certain performance criteria. As permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

During the three months ended December 31, 2011, the Company did not grant any options to employees.  During the three months ended December 31, 2011, the Company awarded a total of 25,000 options to consultants serving on its strategic advisory board.  The Company did not grant any non-employee options during the three months ended December 31, 2010 and incurred share based compensation expense of $6,000.  During the three months ended December 31, 2010, the Company granted 250,000 options per the terms of an employment agreement with the Company’s Executive Vice President and recorded share-based compensation expense of $18,000 in connection with this grant.

During the three months ended December 31, 2011, and 2010, the Company did not grant any shares of restricted stock to employees. During the three months ended December 31, 2011, the Company granted an aggregate of 53,750 shares of restricted stock to our non-executive directors, under its 2006 Long Term Incentive Plan, at the closing price on the award date of $2.28. All of these shares vested immediately. During the three months ended December 31, 2010, the Company granted 35,000 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan, at the closing price on the award date of $.56. All of these shares vested immediately. Stock compensation expense associated with these grants was $122,550 and $19,600 for the three months ended December 31, 2011 and 2010, respectively. During the three months ended December 31, 2011 and 2010, no shares of restricted stock vested.

The stock option activity for the three months ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2011	1,537,500	$1.19	9.3	$743,785
Granted	25,000	$1.88
Cancelled	(212,500)	$1.81
Exercised	—	—
Options outstanding, December 31, 2011	1,350,000	$1.12	8.9	$1,043,875

At December 31, 2011, there were 450,000 options outstanding that were vested and exercisable and an additional 900,000 options outstanding that vest to the recipients when the market value of the Company’s stock achieves and maintains defined levels. The Company used a binomial valuation model and various probability factors in establishing the fair value of these options.

In addition, during the three months ended December 31, 2011, an aggregate of 212,500 employee stock options to certain executive officers were cancelled, due to the Company not meeting certain performance based criteria during fiscal 2011.

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

At December 31, 2011, there were 52,500 shares of unvested restricted stock outstanding.  As of December 31, 2011, there are $150,000 remaining costs related to non-vested restricted stock awards.

For the three months ended December 31, 2011, the Company granted warrants to purchase 20,000 shares of common stock to a consultant for services, which warrants will expire in October 2016. These warrants have an exercise price of $2.28 per share and vest in two equal annual installments commencing on the first anniversary of the grant date.  These warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1993, as amended.  Also, the Company granted options to purchase 25,000 shares of common stock to consultants for service on the Company’s Strategic Advisory Board,  which options also expire in October 2016.  These options have an exercise price of $1.88 per share and vest on the first anniversary of the grant date.  The company recognized non-employee option and warrant expense for the three months ended December 31, 2011, in the amount of $3,000 and has unrecognized non-employee option and warrant expense in the amount of $21,000.

Changes in Shareholders’ Equity

During the three months ended December 31, 2011, additional paid in capital increased by a total of $171,000, comprised of $43,000 as a result of warrants and stock compensation expense. In addition, $5,000 of credits of one of the March 31, 2011 purchasers of equity via rights of offset were applied by the Company during the three months ended December 31, 2011 in respect of 11,056 shares, and shares of restricted stock were granted to the Company’s non-employee directors in the amount of $123,000.

Fair Value of Financial Instruments

The Company has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, TeamStaff estimates that the fair value of all financial instruments at December 31, 2011 and September 30, 2011 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

Loss Per Share

Loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted loss per share is calculated by dividing the loss available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities.  The effects of common stock equivalents of 1,693,076  and 1,537,500 are anti-dilutive for the three months ended December 31, 2011 and 2010, respectively.  As such effects are anti-dilutive, there were no differences in the number of weighted average shares outstanding in determining basic and diluted loss per share the three months ended December 31, 2011 and 2010.

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

Condensed Financial Information

There was no income statement activity in respect of the discontinued operation during the three months ended December 31, 2011 and 2010.The following chart details liabilities from the discontinued operation (amounts in thousands):

Liabilities	December 31, 2011	September 30, 2011
Accrued expenses and other current liabilities	$218	$235
Total liabilities	$218	$235

(4) COMMITMENTS AND CONTINGENCIES:

Payroll Taxes

TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through the different entities, therefore leading to the notices. TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, and we will request an abatement of any significant interest and penalties ; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest and the remaining liability ($1.3 million at December 31, 2011) has been recorded in accounts payable and includes estimated penalties and interest currently sought by the IRS totaling approximately $500,000.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2011 and fiscal 2012. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

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

Leases

On June 29, 2011, TeamStaff, Inc. entered into a lease agreement (the “New Lease”) for property located at 1776 Peachtree Street, NW, Atlanta, Georgia (the “New Premises”) with an affiliate of the Landlord of its prior offices at 1 Executive Drive, Somerset, New Jersey (the “Somerset Offices”).  Payment of rent under the New Lease will commence 90 days after November 23, 2011, the date of occupancy in the New Premises..  The New Premises consist of approximately 4,000 square feet and the annual base rent under the New Lease is initially approximately $75,500 and will periodically increase to a maximum of approximately $88,700. The Landlord and the Company entered into a lease surrender agreement executed in conjunction with the New Lease providing that the Somerset Offices be immediately surrendered at no charge upon the Company’s occupancy of the New Premises. The term of the New Lease is for a period of 68 months commencing on November 23, 2011, the date of occupancy in the New Premises.

(5) PREPAID WORKERS’ COMPENSATION:

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at December 31, 2011, the remaining prepaid asset of $0.3 million will be received within the next twelve to thirty-six months. This amount is reflected on TeamStaff’s balance sheet as December 31, 2011 as a current asset, in addition to approximately $0.2 million related to other policy deposits.

(6)  DEBT:

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of DLH Solutions’ cash accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. DLH Solutions’ ability to request loan advances under the Loan Agreement is subject to (i) computation of DLH Solutions’ advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was originally for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.

Interest on the loan initially accrued on the daily unpaid balance of the loan advances secured by billed receivables at the greater of one point ninety-five percent (1.95%) above the Prime Rate (as published in effect in The Wall Street Journal from time to time) or at the rate of three point two-five percent (3.25%) per annum. However, pursuant to the February 2011 amendment, the Company agreed with the Lender to adjust the rate of interest chargeable under the Loan and Security Agreement to be the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at December 31, 2011 and 2010 was 5.2%. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The interest rate in effect at December 31, 2011 and 2010 was 5.2% and 5.5%, respectively. At December 31, 2011, the amount of the unused availability under the line was $438,000. The amount outstanding as of December 31, 2011 was $1,832,000.

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

As part of the February 2011 amendment, the Lender agreed to waive the Company’s non-compliance with the covenant under the Loan Agreement to furnish them with a copy of DLH Solutions’ financial statements within 90 days after the end of its fiscal year. In addition to granting this waiver, the Lender also agreed to modify this covenant to require that the Company provide them, within 90 days after the end of each fiscal year, audited consolidated financial statements of the Company and its subsidiaries as of the end of such fiscal year and, in addition, at the same time, furnish consolidating income statement and balance sheet schedules, including a reconciliation with DLH Solutions’ financial information.

The Company has concurrently executed a Corporate Guaranty Agreement with Lender pursuant to which it has guaranteed all of the obligations of DLH Solutions under the Loan Agreement.

Notes Payable

TeamStaff, Inc. and DLH Solutions entered into a settlement agreement dated as of July 22, 2011 (the “Agreement”) with Roger Staggs and E. Barry Durham, the former principals of RS Staffing Services, Inc. (together, the “Sellers”). The Sellers are the holders of certain promissory notes issued by TeamStaff, Inc. in the aggregate principal amount of $1,500,000 (the “Notes”). The claims resolved by the Settlement Agreement concerned TeamStaff’s claim of indemnification of approximately $1,800,000 arising out of the acquisition by TeamStaff, Inc. of RS Staffing Services, Inc. in June 2005 and certain counterclaims by the Sellers against TeamStaff, including payment under the Notes. Pursuant to the Agreement, the Company paid $200,000 in cash to the Sellers, and issued them an aggregate of 300,000 shares of common stock of TeamStaff, Inc., valued at $795,000, the fair value of the stock at July 22, 2011. The Company also agreed to permit the Sellers to resell an aggregate of 201,724 other shares of common stock of TeamStaff, Inc. which were held by them, and against which the Company had previously placed a stop order to prevent their resale. The Sellers agreed to orderly sale limitations with respect to their ability to resell all their shares of common stock of TeamStaff, Inc. In accordance with these limits, during the 90 day period commencing on the effective date of the Agreement, neither Seller was permitted to resell in excess of 33,000 shares of TeamStaff common stock previously held by them during any 30 day period without the consent of TeamStaff. With respect to the new shares of TeamStaff common stock issued pursuant to the Agreement, commencing on the six month anniversary of the effective date of the Agreement, neither will resell in excess of 25,000 shares during any 30 day period without the consent of TeamStaff. In addition, TeamStaff provided guarantees to the Sellers that the net proceeds to be received by them from the resale of all of the shares of common stock of TeamStaff, Inc. sold by them pursuant to the Agreement would not be less than certain minimum guarantees. With respect to the shares of common stock of TeamStaff, Inc. owned by them prior to the effective date of the Agreement (the “Old TeamStaff Shares”), TeamStaff guaranteed to each Seller net proceeds of $100,000, and with respect to the shares of common stock of TeamStaff, Inc. issued under the Agreement (the “New TeamStaff Shares”), TeamStaff guaranteed net proceeds of $375,000 to each. The guarantees in respect of the Old TeamStaff Shares were satisfied in full as of December 31, 2011.

The payments of all amounts under the Agreement are secured by the Notes. Upon receipt by the Sellers of: (i) the payment of $200,000 made by TeamStaff and (ii) the proceeds realized from the sale of the Old TeamStaff Shares and New TeamStaff Shares, or the guarantees, the Notes shall be deemed satisfied in full. In addition, the parties agreed to release each other from any further claims that either may have against the other, except to enforce the Agreement. At December 31  2011, the maximum remaining contingent liability under the agreement could potentially reach $750,000.

The remaining liability under the Agreement does not accrue interest. The Company has evaluated the status of the Agreement, including the amount of consideration that is contingently owed to the Sellers, as well as the uncertainties inherent in predicting future market conditions and whether the Sellers are able to realize sufficient proceeds on sales of New TeamStaff Shares to satisfy the Company’s guarantee. Based on such analysis, the Company has concluded at December 31, 2011 that the $711,000 recorded obligation (which approximated the maximum amount of the guarantee) remaining after issuance of the 300,000 New TeamStaff Shares at a total fair value of $795,000 and the cash payment of $200,000 is reasonable. Although no assurances can be given, should the Sellers be able to individually realize proceeds through future sales of New TeamStaff Shares, the Company may reduce the recorded liability in future periods and recognize a gain. There was no gain recognized in the three months ended December 31, 2011.

The Company did not recognized expenses related to legal representation and costs incurred in connection with the investigation and settlement in the three months ended December 31, 2011.

(7)      EQUITY AND CONVERTIBLE DEBENTURES FINANCING

On March 31, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a limited number of accredited investors pursuant to which the Company sold an aggregate of $225,000 for 459,181 shares of its Common Stock to such persons in a private transaction (the “Equity Investment”). The purchasers participating in the transaction are members of the Company’s Board of Directors and management team (the “Purchasers”). The transaction closed on March 31, 2011. Of this amount, the Company received $150,000 in total cash proceeds for the purchase of the shares of Common Stock and three of the purchasers agreed with the Company to pay the purchase price for the shares of Common Stock by granting an offsetting credit to the Company for an amount equal to the purchase price and authorizing the Company to apply such credit against any obligation of the Company to such person within twelve months of the closing date, except for base salary. The shares to which the credit relates are to be held by the Company until the credit is applied and will be cancelled upon the one-year anniversary to the extent the credit is not applied. The aggregate amount of such credits totaled $75,000. As of the three months ended December 31, 2011, $5,308 of such rights of offset were exercised by the Company in respect of 11,056 shares. The Company has used these cash proceeds for general working capital. The value ascribed to the Equity Investment was based on the fair value of the Company’s stock on March 31, 2011.  On May 18, 2011, the Company issued 51,020 shares of Common Stock to its counsel in connection with an arrangement to cancel $25,000 of outstanding fees.

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

The Convertible Debentures will mature on the 27-month anniversary of issuance and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption of such Convertible Debentures. The interest rate at December 31, 2011 was 10%. The Convertible Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.30 per share, which was in excess of the fair market value of the Company’s common stock at that date. The initial conversion rate is subject to adjustment to account for certain customary events and also includes weighted-average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The Company can also redeem the outstanding Convertible Debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. The Warrants are exercisable for five years at an initial exercise price equal to $1.00. The initial exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain exclusions. In connection with the parties’ entry into the Debenture Purchase Agreement, the Company, DLH Solutions, the Debenture Purchasers and Presidential Financial Corporation entered into subordination agreements concerning the terms of the subordination of the Convertible Debentures to the secured loan facility provided by Presidential Financial Corporation. Under the subordination agreements, the Company may not make payments to the Debenture Purchasers under the Convertible Debentures unless before and following such payments, no “Event of Default” exists under the secured loan facility.

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

Direct costs associated with the Debenture Purchase Agreement totaled $31,000. These costs have been and will be capitalized as deferred financing costs and amortized over the period that such debentures are outstanding or the Debenture Agreement is effective. In addition, an initial value of $42,000 was ascribed to the warrants and it was determined that at July 28, 2011, because of appreciation in the Company’s stock price, the embedded conversion feature included in the Convertible Debentures had a fair value of $289,000 at the time of issuance of the Convertible Debentures; such amount is also being expensed over the life of the Convertible Debentures and the unamortized amounts have been deducted from the value of the Convertible Debentures as noted below.

At December 31, 2011, there were 53,846 warrants outstanding and the Debenture Purchasers have the right to convert the principal amount of the Convertible Debentures into 269,230 shares of common stock under the terms of the conversion feature embedded in the Convertible Debentures. Because the warrants and the conversion feature embedded in the Convertible Debenture have a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company’s common stock, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date. At December 31 and September 30, 2011, the Company evaluated the fair value of the Warrants and the embedded conversion feature of the Convertible Debentures using a binomial valuation model and recorded expense of $56,000 for the three months ended December 31, 2011 to reflect the net difference between their carrying values at September 30, 2011 and their fair values as of December 31, 2011 using the closing stock price as of December 31, 2011 for a total value of $238,000.

The payment of the entire $350,000 principal amount of the Convertible Debentures is contractually due in the fiscal year ending September 30, 2014. The Company has evaluated the likelihood of satisfying the liability associated with the financial instruments in fiscal 2012 and has concluded that the classification of this liability is non- current at December 31, 2011.

(8) Recently Issued Accounting Pronouncements Affecting the Company

In May 2011, the FASB amended existing guidance on fair value measurements to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company’s fiscal quarter ending March 31, 2012. The Company, at present, does not expect its adoption to have a material effect on prospective financial statements.

The FASB amended existing guidance on reporting comprehensive income in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current accounting principles generally accepted in the United States of America. This guidance is effective for the Company’s fiscal quarter ending March 31, 2012. The Company, at present, does not expect its adoption to have a material effect on prospective financial statements.

In August 2011, the FASB approved a revised accounting standard to simplify the testing of goodwill for impairment. The guidance permits an entity to first assess defined qualitative factors in determining whether it is necessary to perform the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests for the Company’s fiscal year ending September 30, 2013. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

(9) SUBSEQUENT EVENTS:

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

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”), Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). TeamStaff desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable TeamStaff to do so. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause TeamStaff’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this report: our ability to secure contract awards, including the ability to secure renewals of contracts under which we currently provide service; our ability to enter into contracts with United States Government facilities and agencies on terms attractive to us and to secure orders related to those contracts; changes in the timing of orders for and our placement of professionals and administrative staff; the overall level of demand for the services we provide; the variation in pricing of the contracts under which we place professionals; our ability to manage growth effectively; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives); economic, business and political conditions domestically; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; the loss of key officers, and management personnel; the competitive environment for our services; the effect of recognition by us of an impairment to goodwill and intangible assets; other tax and regulatory issues and developments;  the effect of adjustments by us to accruals for self-insured retentions; our ability to obtain any needed financing; our ability to attract and retain sales and operational personnel; and the effect of other events and important factors disclosed previously and from time to time in Teamstaff’s filings with the U.S. Securities and Exchange Commission.

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2011 and our other reports filed with the SEC, including this Quarterly Report on Form 10-Q. In light of the significant risks and uncertainties inherent in the forward looking statements included in the Company’s reports, the inclusion of such statements should not be regarded as a representation by or on behalf of the Company that the objectives and plans of the Company will be achieved.We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

See Note 2 of TeamStaff’s 2011 Annual Report on Form 10-K as well as “Critical Accounting Policies and Estimates” contained therein for a discussion on critical accounting policies and estimates.

In accordance with applicable accounting standards, TeamStaff does not amortize goodwill. TeamStaff continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2011, we performed a goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the DLH Solutions unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that no impairment loss on goodwill was warranted at September 30, 2011. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill exceeded the carrying value at September 30, 2011 by more than 100%, resulting in no impairment charge being taken against goodwill. However, a non-renewal of a major contract (see Note 2—Liquidity) or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.  Teamstaff has concluded as of December 31, 2011, that there is not any required write off of goodwill.  If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions reporting unit.

Intangible Assets

As required by applicable accounting standards, TeamStaff did not amortize its tradenames, an indefinite life intangible asset. TeamStaff reviewed its indefinite life intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicated that an asset’s carrying amount was greater than its fair value. On September 15, 2011, the Board of Directors of TeamStaff approved the change of the corporate name of TeamStaff GS to DLH Solutions and also approved a plan to change the corporate name of the Company to DLH Holdings Corp. In connection with these actions, the Company will cease further use of the TeamStaff trademark and implement new marketing and branding initiatives associated with the new corporate identity being adopted by the Company. As a result of the corporate name change, abandoning the use of the TeamStaff name and associated rebranding efforts being implemented by the Company, the Company concluded that it was required to record a non-cash impairment charge with respect to the value of the “TeamStaff” trademark of $2.6 million to fully write-off the value of this trademark during the fourth quarter of fiscal 2011.

Income Taxes

TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2011 and 2010, the Company recorded a 100% valuation allowance against its net deferred tax assets of approximately $15.6 million.

Overview

Business Description

TeamStaff Inc., incorporated in New Jersey, is a full-service provider of healthcare delivery solutions, logistics & technical services, and contingency/staff augmentation services to government agencies including the Department of Veteran Affairs, the Department of Defense, and other clients. The Company principally operates through its wholly-owned subsidiary DLH Solutions, Inc. (“DLH Solutions”) and is headquartered in Atlanta, Georgia.

Business Units

As part of our overall strategic planning process, the Company realigned its business into three operating units (Healthcare Delivery, Logistics and Technical Services and Contingency/Staff Augmentation. This new structure enables us to leverage our core competencies and drive towards profitable growth within our expanded target markets.  We recognize that some business units may grow faster than others as a result of acquisitions or disposition of business. In either case, we intend to enhance our delivery of quality products and services.

Healthcare Delivery Solutions

The Healthcare Delivery Solutions business unit , provides a broad continuum of care for our nation’s servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy), and an Armed Forces Retirement Facility. We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US along with differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. Healthcare Delivery Solutions is one of our strategic focus areas for growth and a major business area that DLH Solutions services. As more and more Federal and DoD programs increase their performance-based requirements, DLH Solutions’ workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipleline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and trauma brain injury, medical systems analysis, and medical logistics. Allied support includes a wide range including MRI technology, diagnostic sonography, phlebotomy, dosimetry, physical therapy, pharmaceuticals and others. In fiscal 2011, approximately 45% of our revenue was derived from the Healthcare Delivery Solutions business unit .

Logistics & Technical Services

The Logistics & Technical Services business unit draws heavily upon our proven logistics expertise and processes. Our project manager’s expertise range from career government support employees to retired military veterans that have extensive logistic experience. The experience of DLH Solutions’ project managers is diverse from operational unit level to systems command/headquarters program office experience. Our core competencies include; supply chain management, performance-based logistics, distribution center and inventory management, statistical process control, packaging/handling/storage & transportation, and supply support operations. In addition, it embodies program and project management, systems engineering and applicable information technology services, integrated logistics support (including operational systems), readiness assessments, training, equipment and non-tactical vehicle operations and maintenance, hazardous material management, facilities and shipyard support services and more. DLH Solutions also provides logistics and administrative professionals to the federal government specializing in logistics, office administration, IT, and facilities/warehouse management.

Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. In fiscal 2011, over 50% of our revenue was derived from the Logistics & Technical Services business unit.

Contingency/Staff Augmentation

The Contingency/Staff Augmentation business unit provides disaster and emergency response services and civilian workforce augmentation services. For example, the Company’s outstanding track record of response during hurricanes Rita and Katrina demonstrated its ability to support major federal and DoD opportunities in this area. General staffing and selective recruitment process outsourcing are key components of this service area. Less than 5% of fiscal 2011 revenue was derived from the Contingency/Staff Augmentation line of service.

Management believes that streamlining the Company’s strategic focus around these three business units enables us to better aligns its resources and make prudent investment decisions built around a cohesive set of goals and objectives. Equally important in this strategic alignment process is the decision to exit markets where the cost to entry was high and the profit margins too low. .

Recent Business Trends

The Company continues to focus on executing its strategy developed in fiscal 2010 to build upon its healthcare and logistics competencies and align its growth prospects with what continue to be some of the stronger budget areas on both Capitol Hill and within the Pentagon. Though our nation’s economy continues to create headwinds for all markets, management has found that many government services industry analysts project a favorable market outlook particularly in select segments. Shortly after Defense Secretary Leon Panetta publicly briefed the DoD Budget priorities, TeamStaff management met with the Deputy Secretary of Defense to further address these national priorities.  Management continues to believe that the federal government healthcare budget including the Military Healthcare Systems and Veterans Administration missions remain a top priority and offer addressable and sustainable growth opportunities for the company.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended
	December	December
Condensed Consolidated Statement of Operations:	2011	2010

Revenues	100.0%	100.0%
Direct Expenses	86.4%	87.5%
Gross Profit	13.6%	12.5%
General and administrative	15.3%	14.8%
Depreciation and amortization expense	0.2%	0.3%
Loss from operations	-1.9%	-2.6%
Other income (expense)	-1.5%	-0.6%
Loss from continuing operations before tax	-3.4%	-3.2%
Income tax expense	0.0%	0.0%
Loss from continuing operations	-3.4%	-3.2%
Gain (loss) from discontinued operation	0.0%	0.0%
Net loss	-3.4%	-3.2%

Revenues

Revenues from TeamStaff’s continuing operations for the three months ended December 31, 2011 and 2010 were $11.5 million and $10.6 million, respectively, which represents an increase of $0.9 million or 8.7% despite extended government delays in major awards. The increase in operating revenues is due primarily to new business awards .

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), direct material, subcontracts, other direct costs, and overhead. Direct expenses from continuing operations for the three months ended December 31, 2011 and 2010 were $9.9 million and $9.3 million, respectively, which represent an increase of $0.6 million or 7.2%. This increase is primarily a result of increased direct labor expenses. As a percentage of revenue from continuing operations, direct expenses were 86.4% and 87.5%, respectively.

Gross Profit

Gross profit for the three months ended December 31, 2011 and 2010 was $1.6 million and $1.3 million, respectively, which represents an increase of $0.3 million or 18.9% despite the modest revenue increase. Gross profit from continuing operations, as a percentage of revenue, was 13.6% and 12.5%, for the three months ended December 31, 2011 and 2010, respectively. The key driver for the period over period increase in gross profit (as a percentage of revenue) was improved project management on major contracts.

General and Administrative Expenses

General and administrative (“G&A”) primarily relates to functions such as corporate management, legal, finance, accounting, contracts, administration, human resources, management information systems, and business development. G&A expenses for the three months ended December 31, 2011 and 2010 were $1.8 million and $1.6 million, respectively, which represent an increase of $0.2 million, or 12.2%. The difference is attributed largely to costs and investments associated with startup of work under new contracts in three different states during the quarter, issuance of non-cash stock grants, and expanded new business development activity..

Depreciation and Amortization

Depreciation and amortization expense was approximately $23,000 and $31,000 for the three months ended December 31, 2011 and 2010, respectively.

Loss from Operations

Loss from operations for the three months ended December 31, 2011 was $0.2 million as compared to loss from operations for the three months ended December 31, 2010 of $0.3 million. This represents an improvement of $0.1 million in results from operations. The improvement is due primarily to increased gross profit.

Other Expense

Other expense was $0.2 million and $0.1 million, for the three months ended December 31, 2011 and 2010, respectively. Interest expense for the three months ended December 31, 2011 and 2010 was approximately $77,000 and $45,000, respectively.  The increase in interest expense was due to increased utilization of the credit facility and the interest on the convertible debentures.  Also there was an increase in the fair value ascribed to the derivative financial instruments associated with our warrants and convertible debentures in the amount of $56,000.  Amortization of deferred financing costs was $46,000 and $0 for the three months ended December 31, 2011 and 2010, respectively.

Income Tax

The Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the three months ended December 31, 2011 and 2010, the Company recognized no tax expense.

Loss from Continuing Operations

Loss from continuing operations for the three months ended December 31, 2011 was $0.4 million, or ($0.06) per basic and diluted share, as compared to loss from continuing operations of $0.3 million, or ($0.07) per basic and diluted share for the three months ended December 31, 2010.

Net Loss

Net loss for the three months ended December 31, 2011 $0.4 million, or ($0.06) per basic and diluted share, as compared to net loss of $0.3 million, or ($0.07) per basic and diluted share for the three months ended December 31, 2010.

Other Data

Earnings (Loss) Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the three months ended December 31, 2011 was ($16,000) as compared to ($179,000) for the three months ended December 31, 2010, which shows an improvement of $163,000 and primarily reflects the increased gross profit earned on the increased revenues.

Potential Contractual Billing Adjustments

DLH Solutions is currently seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts covered by the Service Contract Act. These adjustments are due to changes in the contracted wage determination rates for employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to DLH Solutions in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At December 31 and September 30, 2011, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA and the DOL regarding the matter and currently anticipates resolution during fiscal 2012. The Company is currently in the process of negotiating a final amount related to indirect costs and fees applied to these amounts. As such, there may be additional revenues recognized in future periods once the approval for such additional amounts is obtained. The ranges of additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2012 based on current discussions and collection efforts. Because these amounts are subject to government review, no assurances can be given that we will receive any additional amounts from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

(1)          We present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. We define Adjusted EBITDA as net loss from continuing operations plus (i) interest and other expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, (iv) G&A expenses — equity grants, and (v) impairment charges. This non-GAAP measure of our performance is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company’s Board utilize this non-GAAP measure to make decisions about the use of the Company’s resources, analyze performance between periods, develop internal projections and measure management performance. We believe that this non-GAAP measure is useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance. By providing this non-GAAP measure, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. This non-GAAP financial measure is limited in its usefulness and should be considered in addition to, and not in lieu of, US GAAP financial measures. Further, this non-GAAP measure may be unique to the Company, as it may be different from the definition of non-GAAP measures used by other companies. A reconciliation of Adjusted EBITDA with net loss from continuing operations is as follows:

	For the three months ended 31 December
	2011	2010
Net loss from continuing operations	$(389)	$(337)
(i) Interest and other expenses (net)	179	62
(ii) provision for taxes	—	—
(iii) amortization and depreciation,	23	31
(iv) G&A expenses —equity grants	171	65
(v) impairment charges	—	—
EBITDA adjusted for other non-cash charges	$(16)	$(179)

Liquidity and Capital Resources; Commitments

At December 31, 2011 the Company had a net working capital deficit of approximately $3.7 million and an accumulated deficit of approximately $65.8 million. For the three months ended December 31, 2011, the Company incurred an operating loss and net loss of approximately $0.2 million and $0.3 million, respectively. The Company has a limited amount of cash and cash equivalents at December 31, 2011 and will be required to rely on operating cash flow and periodic funding, to the extent available, from its line of credit to sustain the operations of the Company unless it elects to pursue and is successful in obtaining additional debt or equity funding, as discussed below, or otherwise.

In an effort to improve the Company’s cash flows and financial position, in fiscal 2011 the Company completed measures to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers collectively provided $500,000 of additional capital to the Company. As described in Note 7, $150,000 of such capital was provided on March 31, 2011through equity investment and $350,000 of such capital was provided in July 2011 by Wynnefield Capital through the sale of convertible debentures. The debentures are convertible into shares of our common stock at an initial rate of $1.30, subject to adjustment for certain customary events and in accordance with a weighted-average anti-dilution formula, subject to certain exclusions. In addition, as described in Note 6, on February 9, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable. At December 31, 2011, the amount available was $438,000. In addition, as described in greater detail below, the parties agreed to amend certain other provisions of the Loan Agreement, including an extension of the term of the Loan Agreement for an additional year and the Lender agreed not to seek to terminate the Loan Agreement without cause until after February 29, 2012, which date has subsequently been amended to December 31, 2012. In addition, pursuant to its current credit facility, the financial institution also has the ability to terminate the Company’s line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company’s circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the Company has not experienced and the financial institution has not declared an event of default.

Management believes, at present, that: (a) cash and cash equivalents of approximately $0.5 million as of December 31, 2011; (b) the amounts available under its line of credit (which, in turn, is limited by a portion of the amount of eligible assets); (c) forecasted operating cash flow including timely collection of the retrospective billings; (d) the ultimate non-payment of certain liabilities and recorded guarantees currently contested by the Company or not expected to be settled in cash (see Note 6 to the accompanying consolidated financial statements) (classified as current at December 31, 2011) in fiscal 2012, or the applicable portion of 2013 and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of these factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, financial position, results of operations and future prospects. Due to the foregoing there could be a future need for additional capital and the Company may pursue equity, equity-based and/or debt financing alternatives or other financing in order to raise any needed funds. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA. On November 1, 2011, the Company commenced work under a single source Blanket Purchase Agreement with the DVA awarded to the Company in May 2011 and that represents both retention of existing work and expansion of new business at additional DVA locations. The maximum total value under this award is presently expected to be approximately $145,000,000 pursuant to site-specific task orders to be rendered by the DVA. The term of the award is for up to five years expiring October 31, 2016. The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement effectively provides for renewal and expansion of contracts that generated, in aggregate, approximately 45% of its revenue in the year ended September 30, 2011, in respect of which the Company previously held order cover through December 31, 2011 under existing contracts. In addition, the Company also holds contractual order cover through various dates in fiscal 2012 in respect of DVA contracts that generated close to a further 50% of its revenue in the year ended September 30, 2011, which are not currently the subject of requests for proposals and may in due course be further extended by the DVA on a sole source basis, although no assurances can be given that this will occur. The Company’s results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA of suffer a significant diminution in the quantity of services that they procure from the Company.

Cash from operating activities

Net cash used in operating activities for the three months ended December 31, 2011 was $1.3 million principally due to an increase in accounts receivable due to the slowdown in cash collections that historically occurs during the end of December.  The net cash used in operating activities for the three months ended December 31, 2010 was $2.0 million.

Cash from investing activities

Net cash used in investing activities for the three months ended December 31, 2011 of $34,000 was principally due to capital expenditures. The cash provided by investing activities for the three months ended December 31, 2010 was $9,000.

Cash from financing activities

Net cash provided by financing activities for the three months ended December 31, 2011 was $1.1 and $1.4 million for the three months ended December 31, 2010.  The decrease was primarily due to lower advances on the credit facility.

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year loan and security facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $500,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of DLH Solutions’ cash accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto. DLH Solutions’ ability to request loan advances under the Loan Agreement is subject to (i) computation of DLH Solutions’ advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. The loan was originally for a term of 24 months and after giving effect to the February 2011 amendment, which also extended the term of the Loan Agreement by 12 months, will mature on July 29, 2013.

Interest on the loan initially accrued on the daily unpaid balance of the loan advances secured by billed receivables at the greater of one point ninety-five percent (1.95%) above the Prime Rate (as published in effect in The Wall Street Journal from time to time) or at the rate of three point two-five percent (3.25%) per annum. However, pursuant to the February 2011 amendment, the Company agreed with the Lender to adjust the rate of interest chargeable under the Loan and Security Agreement to be the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. The interest rate at December 31, 2011 was 5.2%. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The average daily outstanding balance on the facility for the three months December 31, 2011, was $1.3 million. The interest rate in effect at December 31, 2011 and 2010 was 5.2% and 5.2%, respectively. At December 31, 2011, the amount of the unused availability under the line was $438,000. The amount outstanding on the loan as of December 31, 2011 was $1,832,000.

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

As part of the February 2011 amendment, the Lender also agreed to waive the Company’s non-compliance with the covenant under the Loan Agreement to furnish them with a copy of DLH Solutions’ financial statements within 90 days after the end of its fiscal year. In addition to granting this waiver, the Lender also agreed to modify this covenant to require that the Company provide them, within 90 days after the end of each fiscal year, audited consolidated financial statements of the Company and its subsidiaries as of the end of such fiscal year and, in addition, at the same time, furnish consolidating income statement and balance sheet schedules, including a reconciliation with DLH Solutions’ financial information.

The Company has concurrently executed a Corporate Guaranty Agreement with Lender pursuant to which it has guaranteed all of the obligations of DLH Solutions under the Loan Agreement.

Payroll Taxes

TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest and the remaining liability ($1.3 million at December 31, 2011) has been recorded in accounts payable and includes estimated penalties and interest currently sought by the IRS totaling approximately $500,000.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and may incur possible additional penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2011 or fiscal 2012. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

Contractual Obligations

		Payments Due By Period
Obligations (Amounts in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years
Loan Payable(1)	$2,549	$2,549	$—	$—
Operating Leases(2)	741	133	463	145
Convertible Debentures	350	—	350	—
Total Obligations	$3,640	$2,682	$813	$145

(1)                              Represents the amounts recorded in respect of remaining notes payable related to the acquisition of DLH Solutions, the loan payable due to Presidential in accordance with the loan agreement and capital lease obligations.

(2)                                  Represents lease payments net of sublease income.

Settlement Agreement

TeamStaff, Inc. and DLH Solutions entered into a settlement agreement dated as of July 22, 2011 (the “Agreement”) with Roger Staggs and E. Barry Durham, the former principals of RS Staffing Services, Inc. (together, the “Sellers”). The Sellers are the holders of certain promissory notes issued by TeamStaff, Inc. in the aggregate principal amount of $1,500,000 (the “Notes”). The claims resolved by the Settlement Agreement concern TeamStaff’s claim of indemnification of approximately $1,800,000 arising out of the acquisition by TeamStaff, Inc. of RS Staffing Services, Inc. in June 2005 and certain counterclaims by the Sellers against TeamStaff, including payment under the Notes. Pursuant to the Agreement, the Company paid $200,000 in cash to the Sellers, issued them an aggregate of 300,000 shares of common stock of TeamStaff, Inc., valued at $795,000, the fair value of the stock at July 22, 2011. The Company also agreed to permit the Sellers to resell an aggregate of 201,724 other shares of common stock of TeamStaff, Inc. presently held by them, against which the Company had previously placed a stop order to prevent their resale. The Sellers agreed to orderly sale limitations with respect to their ability to resell all their shares of common stock of TeamStaff, Inc. In accordance with these limits, during the 90 day period commencing on the effective date of the Agreement, neither Seller will resell in excess of 33,000 shares of TeamStaff common stock previously held by them during any 30 day period without the consent of TeamStaff. With respect to the new shares of TeamStaff common stock to be issued pursuant to the Agreement, commencing on the six month anniversary of the effective date of the Agreement, neither will resell in excess of 25,000 shares during any 30 day period without the consent of TeamStaff. In addition, TeamStaff provided guarantees to the Sellers that the net proceeds to be received by them from the resale of all of the shares of common stock of TeamStaff, Inc. sold by them pursuant to the Agreement would not be less than certain minimum guarantees. With respect to the shares of common stock of TeamStaff, Inc. owned by them prior to the effective date of the Agreement (the “Old TeamStaff Shares”), TeamStaff guaranteed to each Seller net proceeds of $100,000 and with respect to the shares of common stock of TeamStaff, Inc. to be issued under the Agreement (the “New TeamStaff Shares”), TeamStaff guaranteed net proceeds of $375,000 to each. The guarantees in respect of the Old TeamStaff Shares were satisfied in full as of September 30, 2011.

The payments of all amounts under the Agreement are secured by the Notes. Upon receipt by the Sellers of (i) the payment of $200,000 made by TeamStaff and (ii) the proceeds realized from the sale of the Old TeamStaff Shares and New TeamStaff Shares, or the guarantees, the Notes shall be deemed satisfied in full. In addition, the parties agreed to release each other from any further claims that either may have against the other, except to enforce the Agreement. At December 31, 2011 the maximum remaining contingent liability under the agreement could potentially reach $750,000.

The remaining liability under the Agreement does not accrue interest. The Company has evaluated the status of the Agreement, including the amount of consideration that are contingently owed to the Sellers, as well as the uncertainties inherent in predicting future market conditions and whether the Sellers are able to realize sufficient proceeds on sales of New TeamStaff Shares to satisfy the Company’s guarantee. Based on such analysis, the Company has concluded at December 31, 2011 that the $711,000 recorded obligation (which approximated to the maximum amount of the guarantee) remaining after issuance of the 300,000 New TeamStaff Shares at a total fair value of $795,000 and the cash payment of $200,000 is reasonable. Although no assurances can be given, should the Sellers be able to individually realize proceeds through future sales of New TeamStaff Shares, the Company may reduce the recorded liability in future periods and recognize a gain. There was no gain recognized in fiscal 2011 or the three months ended December 31, 2011.

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

Recently Issued Accounting Pronouncements Affecting the Company

In May 2011, the FASB amended existing guidance on fair value measurements to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company’s fiscal quarter ending March 31, 2012. The Company, at present, does not expect its adoption to have a material effect on prospective financial statements.

The FASB amended existing guidance on reporting comprehensive income in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current accounting principles generally accepted in the United States of America. This guidance is effective for the Company’s fiscal quarter ending March 31, 2012. The Company, at present, does not expect its adoption to have a material effect on prospective financial statements.

In August 2011, the FASB approved a revised accounting standard to simplify the testing of goodwill for impairment. The guidance permits an entity to first assess defined qualitative factors in determining whether it is necessary to perform the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests for the Company’s fiscal year ending September 30, 2013. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2011 for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by TeamStaff in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:         OTHER INFORMATION

None.

ITEM 6:         EXHIBITS

Exhibits to this report which have previously been filed with the Commission incorporated by reference to the document referenced the following table.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

4.1	Form of Warrant Issued in October 2011				X

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101*

The following financial information from the TeamStaff, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

Dated: February 14 , 2012