Form 10-Q
period 2012-03-31
TEAMSTAFF INC
filed 2012-05-15
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,074,933 shares of Common Stock, par value $.001 per share, were outstanding as of May 1, 2012.

TEAMSTAFF, INC.

FORM 10-Q

For the Quarter Ended March 31, 2012

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	(unaudited)
	March 31	September 30,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$602	$763
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2012 and September 30, 2011	12,131	11,112
Prepaid workers’ compensation	512	513
Other current assets	240	184
Total current assets	13,485	12,572

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	177	177
Computer equipment	124	102
Computer software	306	260
Leasehold improvements	39	21
	646	560

Less accumulated depreciation and amortization	(396)	(346)
Equipment and improvements, net	250	214

GOODWILL	8,595	8,595

OTHER ASSETS
Deferred financing costs, net	17	26
Other assets	517	510
Total other assets	534	536

TOTAL ASSETS	$22,864	$21,917

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	(unaudited)
	March 31	September 30,
	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loan payable	$1,595	$740
Notes payable	711	711
Current portion of capital lease obligations	—	8
Accrued payroll	10,214	10,318
Accounts payable	2,739	1,983
Accrued expenses and other current liabilities	2,265	2,134
Liabilities from discontinued operation	202	235
Total current liabilities	17,726	16,129

LONG TERM LIABILITIES
Convertible debenture, net	119	46
Derivative financial instruments, at fair value	265	182
Other long term liability	43	6
Total long term liabilities	427	234

Total liabilities	18,153	16,363

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 6,077 at March 31, 2012 and 6,023 at September 30, 2011, outstanding 6,075 at March 31, 2012 and 6,021 at September 30, 2011	6	6
Additional paid-in capital	71,250	70,988
Accumulated deficit	(66,521)	(65,416)
Treasury stock, 2 shares at cost at March 31, 2012 and September 30, 2011	(24)	(24)
Total shareholders’ equity	4,711	5,554

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,864	$21,917

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Three Months Ended
	March 31,	March 31,
	2012	2011
REVENUES	$12,619	$10,444
DIRECT EXPENSES	11,321	8,936
GROSS PROFIT	1,298	1,508
GENERAL AND ADMINISTRATIVE EXPENSES	1,835	1,561
DEPRECIATION AND AMORTIZATION	27	28
Loss from operations	(564)	(81)

OTHER INCOME (EXPENSE)
Interest income	—	6
Interest expense	(85)	(62)
Amortization of deferred financing costs	(40)	(7)
Change in value of financial instruments	(28)
Other income, net	2	1
Legal expense related to pre-acquisition activity of acquired company	—	(40)
	(151)	(102)
Loss from continuing operations before income taxes	(715)	(183)

INCOME TAX EXPENSE	—	—
Loss from continuing operations	(715)	(183)

NET LOSS	$(715)	$(183)

LOSS PER SHARE - BASIC AND DILUTED

Net loss per share	$(0.12)	$(0.04)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	6,077	5,147

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Six Months Ended
	March 31,	March 31,
	2012	2011
REVENUES	$24,114	$21,019
DIRECT EXPENSES	21,249	18,193
GROSS PROFIT	2,865	2,826
GENERAL AND ADMINISTRATIVE EXPENSES	3,589	3,123
DEPRECIATION AND AMORTIZATION	50	59
Loss from operations	(774)	(356)

OTHER INCOME (EXPENSE)
Interest income	—	7
Interest expense	(162)	(107)
Amortization of deferred financing costs	(86)	(7)
Change in fair value of financial instruments	(84)	—
Other income, net	2	2
Legal expense related to pre-acquisition activity of acquired company	—	(59)
	(330)	(164)
Loss from continuing operations before income taxes	(1,104)	(520)

INCOME TAX EXPENSE	—	—
Loss from continuing operations	(1,104)	(520)

NET LOSS	$(1,104)	$(520)

LOSS PER SHARE - BASIC AND DILUTED

Net loss per share	$(0.18)	$(0.10)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	6,072	5,144

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	(Unaudited)
	For the Six Months Ended
	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,104)	$(520)
Adjustments to reconcile net loss to net cash used in operating activities, net of divested business:
Depreciation and amortization including debt costs	122	59
Change in fair value of derivative financial instruments	84	—
Compensation expense related to employee stock option grants	66	49
Compensation expense related to employee restricted stock grants	50	20
Compensation expense related to director restricted stock grants	123	14
Share based expense on non employee options	12	—
Warrants issued to consultants	6	—
Other non cash compensation	10	—
Loss on retirement of equipment	—	17
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	(1,019)	(631)
Other current assets	(55)	63
Other assets	2	(13)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	782	(173)
Other long term liabilities	37	(3)
Cash flows from discontinued operation	—	—
Net cash used in operating activities	(884)	(1,118)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(86)	(12)
Net cash used in investing activities	(86)	(12)
CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on revolving line of credit	855	1,112
Rights offering expenses	(5)
Repayments on capital lease obligations	(8)	(9)
Proceeds from sale of common stock	—	150
Cash flows from discontinued operation	(33)	(51)
Net cash provided by financing activities	809	1,202

Net increase/(decrease) in cash and cash equivalents	(161)	72

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	763	1,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$602	$1,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$122	$107
Cash paid during the period for income taxes	$—	$16

The accompanying notes are an integral part of these consolidated financial statements.

TEAMSTAFF, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 (UNAUDITED)

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

The Company has over 25 years of experience in Healthcare, Logistics and other technical services markets having supported numerous Federal agencies including the Department of Defense (“DoD”), the Department of Veterans Affairs (“DVA”), the Center for Disease Control, the Department of Justice, the Department of Agriculture, the Federal Emergency Management Agency and others throughout the United States. DLH Solutions has developed a suite of services and solutions offerings that are designed to significantly enhance the performance and productivity of our customers, resulting in reduced costs and increased customer satisfaction. With approximately 1,000 employees in over 20 states throughout the country we ensure that we have qualified operations staff in place to meet the exacting demands of our clients.

Corporate History

TeamStaff, Inc., a New Jersey corporation, was originally incorporated in 1969 as a payroll staffing company and in 2011, the Company moved its headquarters to Atlanta, Georgia. Through several acquisitions over recent decades the Company has evolved considerably. In early 2010, TeamStaff divested its commercial temporary healthcare staffing business (TeamStaff Rx) and made the strategic decision to build the Company around its government services entity, TeamStaff Government Solutions, Inc. (“TeamStaff GS”) based in Loganville, Georgia. The Company is now completely focused on government services both as a prime contractor as well as partnering with other government contractors. During its 2011 fiscal year, the Company’s Board of Directors approved management’s proposal to re-brand the Company to better align with its strategic market focus, enhance brand-equity, and maximize long-term value. In September 2011, TeamStaff GS changed its corporate name and is now DLH Solutions.

In addition, the Company’s Board of Directors and on February 16, 2012, its shareholders, have approved a proposal  to change the corporate name of parent company TeamStaff, Inc. to DLH Holdings Corp. , which name change is expected to be effected during the current fiscal year.

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

(2)      LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES:

Liquidity

At March 31, 2012, the Company had a net working capital deficit of approximately $4.2 million and an accumulated deficit of approximately $66.5 million. For the six months ended March 31, 2012, the Company incurred an operating loss and a net loss of approximately $0.8 million and $1.1 million, respectively. The Company has a limited amount of cash and cash equivalents at March 31, 2012, and will be required to rely on operating cash flow and periodic funding, to the extent available, from its line of credit to sustain the operations of the Company unless it is successful in obtaining additional debt or equity funding, as discussed below, or otherwise.

In an effort to improve the Company’s cash flows and financial position, in fiscal 2011 the Company completed measures to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers collectively provided a total of $500,000 of additional capital to the Company. As described in Note 7, $150,000 of such capital was provided through equity investments on March 31, 2011 and $350,000 of such capital was provided in July 2011 by Wynnefield Capital through the sale of convertible debentures. In addition, as described in Note 6, on February 9, 2011, the Company entered into an amendment of its Loan and Security Agreement with

Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable. At March 31, 2012, the amount available was $302,000. In addition, as described in greater detail below, the parties agreed to amend certain other provisions of the Loan Agreement, including an extension of the term of the Loan Agreement for an additional year and the Lender agreed not to seek to terminate the Loan Agreement without cause until after February 29, 2012, which date has subsequently been amended to December 31, 2012. In addition, pursuant to its current credit facility, the financial institution also has the ability to terminate the Company’s line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company’s circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the Company has not experienced and the financial institution has not declared an event of default.

Management believes, at present, that: (a) cash and cash equivalents of approximately $0.6 million as of March 31, 2012; (b) the amounts available under its line of credit (which, in turn, is limited by a portion of the amount of eligible assets); (c) forecasted operating cash flow including timely collection of the retrospective billings; (d) the ultimate non-payment of certain liabilities and recorded guarantees currently contested by the Company or not expected to be settled in cash (see Note 6 to the accompanying consolidated financial statements) (classified as current at March 31, 2012) in fiscal 2012, or the applicable portion of 2013; and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. In addition, as described below in greater detail, the Company has commenced a rights offering in which existing stockholders of the Company receive non-transferable rights to purchase $4.2 million of additional shares of common stock.   However, should any of the above- referenced  factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, financial position, results of operations and future prospects. Due to the foregoing there could be a future need for additional capital and the Company may pursue equity, equity-based and/or debt financing alternatives or other financing in order to raise any needed funds. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

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

During the year ended September 30, 2008, TeamStaff recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At March 31, 2012 and September 30, 2011, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at March 31, 2012 and September 30, 2011. Although the timing cannot be guaranteed, at present the Company expects to bill and collect such amounts during fiscal 2012 based on current discussions with the DVA and collection efforts.  In this regard, as discussed in Note (9) — Subsequent Events, in April, 2012, the Company received formal signed contract modification documentation from the DVA to reflect relevant wage determinations under the Company’s historical contracts with the DVA. The Company, however, continues to negotiate the  final amount related to indirect costs and fees applied to these amounts. As such, there may be additional revenues recognized in future periods once the final approval for such additional amounts is obtained. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. Because these amounts remain subject to government review, no assurances can be given that we will receive any additional amounts from our government contracts or that if additional indirect costs and fees are received, that the amounts will be within the range specified above.

Goodwill

In accordance with applicable accounting standards, TeamStaff does not amortize goodwill. TeamStaff continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2011, we performed a goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the DLH Solutions unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that no impairment loss on goodwill was warranted at September 30, 2011. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill exceeded the carrying value at September 30, 2011 by more than 100%, resulting in no impairment charge being taken against goodwill. However, a non-renewal of a major contract (see Note 2—Liquidity) or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.  Teamstaff has concluded as of March 31, 2012, that there is not any required write off of goodwill.  If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions reporting unit.

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

Income Taxes

TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2012, the Company recorded a 100% valuation allowance against its net deferred tax assets of approximately $15.6 million.

The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. The Company conducts business solely in the U.S. and, as a result, also files income taxes in various states and other jurisdictions. Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company’s income tax returns for years subsequent to fiscal 2008 are currently open, by statute, for review by authorities. However, there are no examinations currently in progress and the Company is not aware of any pending audits.

Stock-Based Compensation

Compensation costs for the portion of equity awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of March 31, 2012,there was $174,000 remaining unrecognized compensation expense related to non-vested stock- based awards to be recognized in future periods.

Stock Options, Warrants and Restricted Stock

There was share-based compensation expense for options for the three months ended March 31, 2012 and March 31, 2011 of $40,000 and $17,000, respectively.  There was share-based compensation expense for options for the six months ended March 31, 2012 and March 31, 2011 of $80,000 and $49,000, respectively There were no share-based compensation expense for restricted stock for the three months ended March 31, 2012 and March 31, 2011.  There was no share based compensation expense for restricted stock for the six months ended March 31, 2012, and $14,000 share based expense for restricted stock for the six months ended March 31, 2011.  Certain awards vest upon satisfaction of certain performance criteria. As permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

During the three months ended March 31, 2012 and March 31, 2011, the Company did not grant any options to employees.  During the six months ended months ended March 31, 2012 the Company did not grant any options to employees.  During the six months ended March 31, 2011, the Company granted 250,000 options per the terms of an employment agreement with the Company’s Executive Vice President and recorded share-based compensation expense of $18,000 in connection with this grant.  During the three months ended March 31, 2012 and March 31, 2011, the Company did not award any non-employee options to consultants.  During the six months ended March 31, 2012, the Company awarded a total of 25,000 options to consultants serving on its strategic advisory board and incurred share based compensation expense for the three and six months ended March 31, 2012 of $6,000 and $13,000, respectively.  The Company did not grant any non-employee options during the six months ended March 31, 2011.   The Company has unrecognized non-employee option expense for the six months ended March 31, 2012 in the amount of $13,000.

During the three months ended March 31, 2012, and 2011, the Company did not grant any shares of restricted stock to employees. During the six months ended March 31, 2012, the Company granted an aggregate of 53,750 shares of restricted stock to our non-executive directors, under its 2006 Long Term Incentive Plan, at the closing price on the award date of $2.28. All of these shares vested immediately. During the six months ended March 31, 2011, the Company granted 35,000 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan, at the closing price on the award date of $.56. All of these shares vested immediately. Stock compensation expense associated with these grants was $122,550 and $20,000 for the six months ended March 31, 2012 and 2011, respectively. During the three and six months ended March 31, 2012 and 2011, no shares of restricted stock vested.

The stock option activity for the six months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2011	1,537,500	$1.19	9.3	$743,785
Granted	25,000	$1.88
Cancelled	(212,500)	$1.81
Exercised	—	—
Options outstanding, March 31, 2012	1,350,000	$1.12	8.9	$1,151,875

At March 31, 2012, there were 450,000 options outstanding that were vested and exercisable and an additional 900,000 options outstanding that vest to the recipients when the market value of the Company’s stock achieves and maintains defined levels. The Company used a binomial valuation model and various probability factors in establishing the fair value of these options.

In addition, during the six months ended March 31, 2012, an aggregate of 212,500 employee stock options to certain executive officers were cancelled, due to the Company not meeting certain performance based criteria during fiscal 2011.

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

At March 31, 2012, there were 52,500 shares of unvested restricted stock outstanding.  As of March 31, 2012, there are $150,000 remaining costs related to non-vested restricted stock awards.

For the six months ended March 31, 2012, the Company granted warrants to purchase 20,000 shares of common stock to a consultant for services, which warrants will expire in October 2016. These warrants have an exercise price of $2.28 per share and vest in two equal annual installments commencing on the first anniversary of the grant date.  These warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1993, as amended.  Also, the Company granted options to purchase 25,000 shares of common stock to consultants for service on the Company’s Strategic Advisory Board, which options also expire in October 2016.  These options have an exercise price of $1.88 per share and vest on the first anniversary of the grant date.  The company recognized non-employee warrant expense for the three and six months ended March 31, 2012, in the amount of $3,000 and $6,000, respectively.  The Company has unrecognized non-employee warrant expense for the six months ended March 31, 2012 in the amount of $6,000.  During the three and six months ended March 31, 2011, the Company did not recognize any non-employee warrant expense.

Changes in Shareholders’ Equity

During the three months ended March 31, 2012, additional paid in capital increased by a total of $92,000 comprised of $43,000 as a result of warrants and stock compensation expense.  In addition, $55,000 of credits of the March 31, 2011 purchasers of equity via rights of offset were applied by the Company during the three months ended March 31, 2012 in respect of 113,096 shares.

An offset in the amount of $6,500 was recognized for professional fees incurred for registration statement filing expenses.  During the six months ended March 31, 2012, additional paid in capital increased by a total of $262,000, including $88,000 as a result of warrants and stock compensation expense.  In addition, $60,000 of credits of the March 31, 2011 purchasers of equity via rights of offset were applied by the Company during the six months ended March 31, 2012 in respect of 124,152 shares, 53,750 shares of restricted stock were granted to the Company’s non-employee directors in the amount of $123,000 and an offset in the amount of $6,500 was recognized for professional fees incurred for registration statement filing expenses.

Fair Value of Financial Instruments

The Company has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, TeamStaff estimates that the fair value of all financial instruments at March 31, 2012 and September 30, 2011 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.  In addition, the Company presents certain common stock warrants and embedded conversion features (associated with Convertible Debentures — See Note 7) and accounts for such derivative financial instruments at fair value.

Loss Per Share

Loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted loss per share is calculated by dividing the loss available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities.  The effects of common stock equivalents of 1,350,000 are anti-dilutive for the three and six months ended March 31, 2012.  As such effects are anti-dilutive, there were no differences in the number of weighted average shares outstanding in determining basic and diluted loss per share the three and six months ended March 31, 2012 and 2011.

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

Condensed Financial Information

There was no income statement activity in respect of the discontinued operation during the three or six months ended March 31, 2012 and 2010.The following chart details liabilities from the discontinued operation (amounts in thousands):

Liabilities	December 31, 2011	September 30, 2011
Accrued expenses and other current liabilities	$202	$235
Total liabilities	$202	$235

(4) COMMITMENTS AND CONTINGENCIES:

Payroll Taxes

TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through the different entities, therefore leading to the notices. TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, and we will request an abatement of any significant interest and penalties; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest and the remaining liability ($1.3 million at March 31, 2012) has been recorded in accounts payable and includes estimated penalties and interest currently sought by the IRS totaling approximately $500,000.

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

Legal Proceedings

As a commercial enterprise and employer, we are subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices or other matters. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or cash flows. However, we have been recently advised of a claim by the US Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2005 - 2010. These claims appear to be similar to the claims previously disclosed by TeamStaff and related to services provided to the Department of Veterans Affairs by TeamStaff. See “Potential Contractual Billing Adjustments” in the Management Discussion and Analysis. However, to date no details have been provided and therefore TeamStaff cannot assess either the merits of the claim or the potential impact on TeamStaff. TeamStaff does believe it has acted in conformity with its contractual commitments; nevertheless, there can be no assurance that an adverse decision or settlement would not have a material adverse impact on TeamStaff. See also “Risk Factors” in TeamStaff’s Form 10-K for the fiscal year ended September 30, 2011.

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

Leases

On June 29, 2011, TeamStaff, Inc. entered into a lease agreement (the “New Lease”) for property located at 1776 Peachtree Street, NW, Atlanta, Georgia (the “New Premises”) with an affiliate of the Landlord of its prior offices at 1 Executive Drive, Somerset, New Jersey (the “Somerset Offices”).  Payment of rent under the New Lease commenced 90 days after November 23, 2011, the date of occupancy in the New Premises.  The New Premises consist of approximately 4,000 square feet and the annual base rent under the New Lease is initially approximately $75,500 and will periodically increase to a maximum of approximately $88,700. The Landlord and the Company entered into a lease surrender agreement executed in conjunction with the New Lease providing that the Somerset Offices be immediately surrendered at no charge upon the Company’s occupancy of the New Premises. The term of the New Lease is for a period of 68 months commencing on November 23, 2011, the date of occupancy in the New Premises.  The Company believes that this facility has substantial additional capacity for expansion.

(5) PREPAID WORKERS’ COMPENSATION:

As part of the Company’s discontinued PEO operations, TeamStaff had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to TeamStaff. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, TeamStaff estimates that at March 31, 2012, the remaining prepaid asset of $0.3 million will be received within the next twelve to thirty-six months. This amount is reflected on TeamStaff’s balance sheet as March 31, 2012 as a current asset, in addition to approximately $0.2 million related to other policy deposits.

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

Interest on the loan initially accrued on the daily unpaid balance of the loan advances secured by billed receivables at the greater of one point ninety-five percent (1.95%) above the Prime Rate (as published in effect in The Wall Street Journal from time to time) or at the rate of three point two-five percent (3.25%) per annum. However, pursuant to the February 2011 amendment, the Company agreed with the Lender to adjust the rate of interest chargeable under the Loan and Security Agreement to be the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The interest rate in effect at March 31, 2012 and 2011 was 5.2% and 5.5%, respectively. At March 31, 2012, based on current eligible accounts receivable, the amount of the unused availability under the line was $302,000. The amount outstanding as of March 31, 2012 was $1,595,000.  As discussed in Note 9 — Subsequent Events, subsequent to March 31, 2012, the Lender agreed to allow the Company to borrow up to $500,000 under the facility in excess of the eligible collateral, but subject to the maximum loan amount of $3,000,000. Any amounts advanced to the Company under this accommodation shall be repaid from either payments received by the Company pursuant to any resolution of the outstanding retroactive billings or the rights offering and in any event this arrangement will expire no later than June 30, 2012.

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

Notes Payable

TeamStaff, Inc. and DLH Solutions entered into a settlement agreement dated as of July 22, 2011 (the “Agreement”) with Roger Staggs and E. Barry Durham, the former principals of RS Staffing Services, Inc. (together, the “Sellers”). The Sellers are the holders of certain promissory notes issued by TeamStaff, Inc. in the aggregate principal amount of $1,500,000 (the “Notes”). The claims resolved by the Settlement Agreement concerned TeamStaff’s claim of indemnification of approximately $1,800,000 arising out of the acquisition by TeamStaff, Inc. of RS Staffing Services, Inc. in June 2005 and certain counterclaims by the Sellers against TeamStaff, including payment under the Notes. Pursuant to the Agreement, the Company paid $200,000 in cash to the Sellers, and issued them an aggregate of 300,000 shares of common stock of TeamStaff, Inc., valued at $795,000, the fair value of the stock at July 22, 2011. The Company also agreed to permit the Sellers to resell an aggregate of 201,724 other shares of common stock of TeamStaff, Inc. which were held by them, and against which the Company had previously placed a stop order to prevent their resale. The Sellers agreed to orderly sale limitations with respect to their ability to resell all their shares of common stock of TeamStaff, Inc. In accordance with these limits, during the 90 day period commencing on the effective date of the Agreement, neither Seller was permitted to resell in excess of 33,000 shares of TeamStaff common stock previously held by them during any 30 day period without the consent of TeamStaff. With respect to the new shares of TeamStaff common stock issued pursuant to the Agreement, commencing on the six month anniversary of the effective date of the Agreement, neither will resell in excess of 25,000 shares during any 30 day period without the consent of TeamStaff. In addition, TeamStaff provided guarantees to the Sellers that the net proceeds to be received by them from the resale of all of the shares of common stock of TeamStaff, Inc. sold by them pursuant to the Agreement would not be less than certain minimum guarantees. With respect to the shares of common stock of TeamStaff, Inc. owned by them prior to the effective date of the Agreement (the “Old TeamStaff Shares”), TeamStaff guaranteed to each Seller net proceeds of $100,000, and with respect to the shares of common stock of TeamStaff, Inc. issued under the Agreement (the “New TeamStaff Shares”), TeamStaff guaranteed net proceeds of $375,000 to each. The guarantees in respect of the Old TeamStaff Shares were satisfied in full as of March 31, 2012.

The payments of all amounts under the Agreement are secured by the Notes. Upon receipt by the Sellers of: (i) the payment of $200,000 made by TeamStaff and (ii) the proceeds realized from the sale of the Old TeamStaff Shares and New TeamStaff Shares, or the guarantees, the Notes shall be deemed satisfied in full. In addition, the parties agreed to release each other from any further claims that either may have against the other, except to enforce the Agreement. At March 31, 2012, the maximum remaining contingent liability under the agreement could potentially reach $750,000.

The remaining liability under the Agreement does not accrue interest. The Company has evaluated the status of the Agreement, including the amount of consideration that is contingently owed to the Sellers, as well as the uncertainties inherent in predicting future market conditions and whether the Sellers are able to realize sufficient proceeds on sales of New TeamStaff Shares to satisfy the Company’s guarantee. Based on such analysis, the Company has concluded at March 31, 2012 that the $711,000 recorded obligation (which approximated the maximum amount of the guarantee) remaining after issuance of the 300,000 New TeamStaff Shares at a total fair value of $795,000 and the cash payment of $200,000 is reasonable. Although no assurances can be given, should the Sellers be able to individually realize proceeds through future sales of New TeamStaff Shares, the Company may reduce the recorded liability in future periods and recognize a gain. There was no gain recognized in the three months or six months ended March 31, 2012.

The Company did not recognize any expenses related to legal representation and costs incurred in connection with the investigation and settlement in the three months or six months ended March 31, 2012.

(7)      EQUITY AND CONVERTIBLE DEBENTURES FINANCING

On March 31, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a limited number of accredited investors pursuant to which the Company sold an aggregate of $225,000 for 459,181 shares of its Common

Stock to such persons in a private transaction (the “Equity Investment”). The purchasers participating in the transaction are members of the Company’s Board of Directors and management team (the “Purchasers”). The transaction closed on March 31, 2011. Of this amount, the Company received $150,000 in total cash proceeds for the purchase of the shares of Common Stock and three of the purchasers agreed with the Company to pay the purchase price for the shares of Common Stock by granting an offsetting credit to the Company for an amount equal to the purchase price and authorizing the Company to apply such credit against any obligation of the Company to such person within twelve months of the closing date, except for base salary. The shares to which the credit relates are to be held by the Company until the credit is applied and will be cancelled upon the one-year anniversary to the extent the credit is not applied. The aggregate amount of such credits totaled $75,000. As of the three months ended March 31, 2012, $55,308 of such rights of offset were exercised by the Company in respect of 113,096 shares. The Company has used these cash proceeds for general working capital. The value ascribed to the Equity Investment was based on the fair value of the Company’s stock on March 31, 2011.  On May 18, 2011, the Company issued 51,020 shares of Common Stock to its counsel in connection with an arrangement to cancel $25,000 of outstanding fees.

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

The Convertible Debentures will mature on the 27-month anniversary of issuance and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption of such Convertible Debentures. The interest rate at March 31, 2012 was 10%. The Convertible Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.30 per share, which was in excess of the fair market value of the Company’s common stock at that date. The initial conversion rate is subject to adjustment to account for certain customary events and also includes weighted-average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The Company can also redeem the outstanding Convertible Debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. The Warrants are exercisable for five years at an initial exercise price equal to $1.00. The initial exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The conversion rate of the Convertible Debentures and the exercise price of the warrants may be subject to adjustment in light of the Company’s rights offering.  In connection with the parties’ entry into the Debenture Purchase Agreement, the Company, DLH Solutions, the Debenture Purchasers and Presidential Financial Corporation entered into subordination agreements concerning the terms of the subordination of the Convertible Debentures to the secured loan facility provided by Presidential Financial Corporation. Under the subordination agreements, the Company may not make payments to the Debenture Purchasers under the Convertible Debentures unless before and following such payments, no “Event of Default” exists under the secured loan facility.

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

At March 31, 2012, there were 53,846 warrants outstanding and the Debenture Purchasers have the right to convert the principal amount of the Convertible Debentures into 269,230 shares of common stock under the terms of the conversion feature embedded in the Convertible Debentures. Because the warrants and the conversion feature embedded in the Convertible Debenture have a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company’s common stock, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date. At March 31, 2012 and September 30, 2011, the Company evaluated the fair value of the Warrants and the embedded conversion feature of the Convertible Debentures using a binomial valuation model and recorded expense for the three and six months ended March 31, 2012 of $28,000 and $84,000,respectively to reflect the net difference between their carrying values at September 30, 2011 and their fair values as of March 31, 2012 using the closing stock price as of March 31, 2012 for a total value of $265,000.

The payment of the entire $350,000 principal amount of the Convertible Debentures is contractually due in the fiscal year ending September 30, 2014. The Company has evaluated the likelihood of satisfying the liability associated with the financial instruments in fiscal 2012 and has concluded that the classification of this liability is non-current at March 31, 2012.

(8) Recently Issued Accounting Pronouncements Affecting the Company

In May 2011, the FASB amended existing guidance on fair value measurements to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company’s fiscal quarter ending March 31, 2012. The adoption of this guidance did not have a material effect on prospective financial statements.

The FASB amended existing guidance on reporting comprehensive income in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current accounting principles generally accepted in the United States of America. This guidance is effective for the Company’s fiscal quarter ending March 31, 2012 and its adoption did not have a material effect on the financial statements.

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

(9) SUBSEQUENT EVENTS:

Management evaluated subsequent events through the date these financial statements were issued. Based on this evaluation, the Company has determined that certain subsequent events have occurred which require disclosure through the date that these financial statements are issued.

In April 2012, the Company received formal contract modifications from the DVA, dated April 16, 2012, concerning the retroactive billing matter discussed further in Note 2 under the heading “Revenue Recognition.” The contract modifications relate to relevant wage determinations under the Company’s historical contracts with DVA.

On March 16, 2012, the Company announced that it had filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering in which existing stockholders of the Company will receive non-transferable rights to purchase $4.2 million of additional shares of its common stock (the “Rights Offering”). Under the terms of the Rights Offering, the Company will distribute, at no charge to the holders of its common stock as of the record date of April 10, 2012, non- transferable subscription rights for each share of common stock owned on the record date.  Each subscription right will entitle the holder to purchase 0.532 shares of the Company’s common stock at a price of $1.30 per share, resulting in the issuance of up to 3,230,769 shares of common stock. The rights offering also includes an over-subscription privilege, which entitles a holder who exercises its basic subscription privilege in full the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right. However, holders will not be entitled to purchase a number of shares in the over-subscription privilege in excess of the number of shares owned by them as of the record date.  The Company’s Registration Statement on Form S-1 for the rights offering was declared effective on May 2, 2012 by the Securities and Exchange Commission. Mailing of the offering materials to eligible stockholders began on or about May 7, 2012 and the subscription period will expire on June 6, 2012.

On April 30, 2012, the Company entered into a standby purchase agreement with Wynnefield Capital, Inc. (“Wynnefield Capital”), which owns approximately 21% of the Company’s Common Stock through certain affiliated entities. Pursuant to the standby purchase agreement, Wynnefield Capital (or affiliated assignees) has agreed to acquire from us in the rights offering, subject to the satisfactions of specified conditions, the shares of common stock that relate to any rights that remain unexercised at the expiration of the rights offering. Mr. Peter Black, a member of our board of directors, is a n employee of Wynnefield Capital. We have also agreed to enter into a registration rights agreement with Wynnefield Capital whereby we will, at our cost and expense, register for resale under the Securities Act of 1933, all shares of common stock beneficially owned by Wynnefield Capital, including shares purchased by Wynnefield Capital in the rights offering. We have agreed to file a registration statement with the SEC within 90 days of closing of the rights offering. The Company and Wynnefield Capital intend to execute the registration rights agreement upon the expiration of the rights offering.

On May 9, 2012, Presidential Financial Corporation agreed to allow the Company to borrow up to $500,000 under its facility with the Company in excess of the eligible collateral, but subject to the maximum loan amount of $3,000,000. Any amounts advanced to the Company under this accommodation shall be repaid from either payments received by the Company pursuant to any resolution of the outstanding retroactive billings or the rights offering and in any event this arrangement will expire no later than June 30, 2012.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2011, the prospectus included as part of our registration statement filed with the SEC in connection with the rights offering, and our other reports filed with the SEC, including this Quarterly Report on Form 10-Q. In light of the significant risks and uncertainties inherent in the forward looking statements included in the Company’s reports, the inclusion of such statements should not be regarded as a representation by or on behalf of the Company that the objectives and plans of the Company will be achieved.  We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

See Note 2 of TeamStaff’s 2011 Annual Report on Form 10-K as well as “Critical Accounting Policies and Estimates” contained therein for a discussion on critical accounting policies and estimates.

In accordance with applicable accounting standards, TeamStaff does not amortize goodwill. TeamStaff continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2011, we performed a goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the DLH Solutions unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that no impairment loss on goodwill was warranted at September 30, 2011. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill exceeded the carrying value at September 30, 2011 by more than 100%, resulting in no impairment charge being taken against goodwill. However, a non-renewal of a major contract (see Note 2—Liquidity) or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.  Teamstaff has concluded as of March 31, 2012, that there is not any required write off of goodwill.  If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions reporting unit.

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

Income Taxes

TeamStaff accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2012 and 2011, the Company recorded a 100% valuation allowance against its net deferred tax assets of approximately $15.6 million.

Overview

Business Description

TeamStaff Inc., incorporated in New Jersey, is a full-service provider of healthcare delivery solutions, logistics & technical services, and contingency/staff augmentation services to government agencies including the Department of Veteran Affairs, the Department of Defense, and other clients. The Company principally operates through its wholly-owned subsidiary DLH Solutions, Inc. (“DLH Solutions”) and is headquartered in Atlanta, Georgia.  In February 2012, the Company’s shareholders approved a proposal to change its corporate name to DLH Holdings Corp., which is expected to be implemented during the current fiscal year.

Business Units

As part of our overall strategic planning process, the Company realigned its business into three operating units (Healthcare Delivery, Logistics and Technical Services and Contingency/Staff Augmentation. This structure enables us to leverage our core competencies and drive towards profitable growth within our expanded target markets.  We recognize that some business units may grow faster than others as a result of acquisitions or disposition of business. In either case, we intend to enhance our delivery of quality products and services.

Healthcare Delivery Solutions

The Healthcare Delivery Solutions business unit , provides a broad continuum of care for our nation’s servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy), and an Armed Forces Retirement Facility. We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US along with differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. Healthcare Delivery Solutions is one of our strategic focus areas for growth and a major business area that DLH Solutions services. As more and more Federal and DoD programs increase their performance-based requirements, DLH Solutions’ workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and trauma brain injury, medical systems analysis, and medical logistics. Allied support includes a wide range including MRI technology, diagnostic sonography, phlebotomy, dosimetry, physical therapy, pharmaceuticals and others. In fiscal 2011, approximately 45% of our revenue was derived from the Healthcare Delivery Solutions business unit .

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

Recent Business Trends

The Federal Government continues to see delays in awarding new contracts and committing new funds while they debate means to reduce the national debt and stimulate the economy.  The Administration is attempting to balance decisions regarding defense, homeland security, and other federal spending priorities in a greatly constrained fiscal environment imposed by the enactment of the Budget Control Act of 2011 (Budget Act), which reduces defense spending by $487 billion over a ten-year period starting in fiscal 2012.  From an overall budget perspective it is likely that government discretionary spending will be constrained for several years to come.   Though specific funding priorities are subject to change from year to year, our strategic business alignment around DoD and Veterans healthcare and logistics sustainment services remain well-placed to address what we believe are top national priority budget areas (along with cyberspace and intelligence) and to continue profitable growth.  As with other companies operating in the Federal government market, the possibility remains, however, that one or more of our targeted programs could be cut back or terminated as a result of the Administration’s decisions.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended
	March 31,	March 31,
Condensed Consolidated Statement of Operations:	2012	2011

Revenues	100.0%	100.0%
Direct Expenses	89.7%	85.6%
Gross Profit	10.3%	14.4%
General and administrative	14.5%	14.9%
Depreciation and amortization expense	0.2%	0.3%
Loss from operations	-4.4%	-0.8%
Other income (expense)	-1.2%	-1.0%
Loss from continuing operations before tax	-5.6%	-1.8%
Income tax expense	0.0%	0.0%
Loss from continuing operations	-5.6%	-1.8%
Gain (loss) from discontinued operation	0.0%	0.0%
Net loss	-5.6%	-1.8%

	For the six months ended
	March 31,	March 31,
Condensed Consolidated Statement of Operations:	2012	2011

Revenues	100.0%	100.0%
Direct Expenses	88.1%	86.6%
Gross Profit	11.9%	13.4%
General and administrative	14.9%	14.9%
Depreciation and amortization expense	0.2%	0.3%
Loss from operations	-3.2%	-1.8%
Other income (expense)	-1.4%	-0.8%
Loss from continuing operations before tax	-4.6%	-2.6%
Income tax expense	0.0%	0.0%
Loss from continuing operations	-4.6%	-2.6%
Gain (loss) from discontinued operation	0.0%	0.0%
Net loss	-4.6%	-2.6%

Revenues

Revenues from TeamStaff’s continuing operations for the three months ended March 31, 2012 and 2011 were $12.6 million and $10.4 million, respectively, which represents an increase of $2.2 million or 21.2% despite extended government delays in major awards. The increase in operating revenues is due primarily to new business awards.

Revenues from TeamStaff’s operations from the six months ended March 31, 2012 and 2011 were $24.1 million and $21.0 million respectively, which represents an increase of $3.1 million or 14.8% over the prior fiscal period.  The increase in revenues from continuing operations is due primarily to the impact of new business awards.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), direct material, subcontracts, other direct costs, and overhead. Direct expenses from continuing operations for the three months ended March 31, 2012 and 2011 were $11.3 million and $8.9 million, respectively, which represent an increase of $2.4 million or 27.0%. This increase is a result of increased direct labor and related expenses including workers’ compensation claims expense arising from prior years’ claims and health and welfare payments, as discussed further under gross profit below.  As a percentage of revenue from continuing operations, direct expenses were 89.7% and 85.6%, respectively.

Direct expenses for the six months ended March 31, 2012 and 2011 were $21.3 million and $18.2 million.   As a percentage of revenue, direct expenses were 88.1% and 86.6%, respectively, for the six months ended March 31, 2012 and 2011. See the discussion on gross profit directly below for an explanation of the increase in direct expenses as a percentage of revenue.

Gross Profit

Gross profit for the three months ended March 31, 2012 and 2011 was $1.3 million and $1.5 million, respectively, which represents a decrease of $0.2 million or 13.3% despite the revenue increase. Gross profit from continuing operations, as a percentage of revenue, was 10.3% and 14.4%, for the three months ended March 31, 2012 and 2011, respectively. The key drivers for the period over period decrease in gross profit (as a percentage of revenue) were increased workers’ compensation claims expense related to previously incurred but not yet reported claims from 2009 — 2011 of approximately $0.2 million and a reduction in the prior year direct expenses of approximately $0.2 million related to obtaining the consent of an independent trustee in fiscal 2011 to utilize surplus assets in a medical benefit plan.

Gross profit for the six months ended March 31, 2012 and 2011 were $2.9 million and $2.8 million, respectively which represents an increase $0.1 million or 3.6% over the prior fiscal year period. Gross profit from continuing operations, as a percentage of revenue, was 11.9% and 13.4%, for the six months ended March 31, 2012 and 2011, respectively. The key driver for the period over period reduction in gross profit (as a percentage of revenue) despite the increase in revenue was greater workers’ compensation claims expense related to previously incurred but not yet reported claims from 2009 — 2011 of approximately $0.4 million, as well as the aforementioned trustee consent and, also, new contract start-up costs, without which gross profit as a percentage of revenue would have continued to improve.

General and Administrative Expenses

General and administrative (“G&A”) primarily relates to functions such as operations overhead, corporate management, legal, finance, accounting, contracts, administration, human resources, management information systems, and business development. G&A expenses for the three months ended March 31, 2012 and 2011 were $1.8 million and $1.6 million, respectively, which represent an increase of $0.2 million, or 12.5%. The difference is related to new contract operational overhead as well as to expanded new business development activity.

G&A expenses for the six months ended March 31, 2012 and 2011 were $3.6 million and $3.1 million, respectively, which represent an increase of $0.5 million, or 14.9%. The difference is attributed largely to costs and investments associated with start-up of work under new contracts in three different states during the year, issuance of non-cash stock grants, and expanded new business development activity.

Depreciation and Amortization

Depreciation and amortization expense was approximately $27,000 and $28,000 for the three months ended March 31, 2012 and 2011, respectively.  Depreciation and amortization expense was approximately $50,000 and $59,000 for the six months ended March 31, 2012 and 2011, respectively.

Loss from Operations

Loss from operations for the three months ended March 31, 2012 was $0.6 million as compared to loss from operations for the three months ended March 31, 2011 of $0.1million.   The increase is primarily due to greater workers’ compensation claims expense related to previously incurred but not yet reported claims from 2009 — 2011 of approximately $0.2 million, the non-reoccurrence of a prior year $0.2 million trustee consent, new contract costs and expanded new business development efforts, which offset the increase in operating revenue derived from new business awards.

Loss from operations for six months ended March 31, 2012 was $0.8 million as compared to loss from operations for the six months ended March 31, 2011 of $0.4 million.   The increase is similarly due to greater workers’ compensation claims expense related to previously incurred but not yet reported claims from 2009 — 2011 of approximately $0.4 million, the non-reoccurrence of a prior year $0.2 million trustee consent, new contract start-up costs and expanded new business development efforts.

Other Expense

Other expense was $0.2 million and $0.1 million, for the three months ended March 31, 2012 and 2011, respectively. Interest expense for the three months ended March 31, 2012 and 2011 was approximately $85,000 and $62,000, respectively.  The increase in interest expense was due to increased utilization of the credit facility and the interest on the convertible debentures.  Also there was an increase in the fair value ascribed to the derivative financial instruments associated with our warrants and convertible debentures in the amount of $28,000.  Amortization of deferred financing costs was $40,000 and $7,000 for the three months ended March 31, 2012 and 2011, respectively.

Other expense was $0.3 million and $0.2 million, for the six months ended March 31, 2012 and 2011, respectively. Interest expense for the six months ended March 31, 2012 and 2011 was approximately $162,000 and $107,000, respectively.  The increase in interest expense was due to increased utilization of the credit facility and the interest on the convertible debentures.  The increase in the fair value ascribed to the derivative financial instruments associated with our warrants and convertible debentures was$28,000 and $84,000 for the three and six months ended March 31, 2012 and 2011, respectively.  Amortization of deferred financing costs was $86,000 and $7,000 for the six months ended March 31, 2012 and 2011, respectively.

Income Tax

The Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the three and six months ended March 31, 2012 and 2011, the Company recognized no tax expense.

Loss from Continuing Operations

Loss from continuing operations for the three months ended March 31, 2012 was $0.7 million, or ($0.12) per basic and diluted share, as compared to loss from continuing operations of $0.2 million, or ($0.04) per basic and diluted share for the three months ended March 31, 2011.

Loss from continuing operations for the six months ended March 31, 2012 was $1.1 million, or ($0.18) per basic and diluted share, as compared to loss from continuing operations of $0.5 million, or ($0.10) per basic and diluted share for the six months ended March 31, 2011.  The increase in loss from continuing operations reflect the same factors resulting in the increased loss from operations.

Net Loss

Net loss for the three months ended March 31, 2012 was $0.7 million, or ($0.12) per basic and diluted share, as compared to net loss of $0.2 million, or ($0.04) per basic and diluted share for the three months ended March 31, 2011.

Net loss for the six months ended March 31, 2012 was $1.1 million, or ($0.18) per basic and diluted share, as compared to net loss of $0.5 million, or ($0.10) per basic and diluted share for the six months ended March 31, 2011.

Other Data

Earnings (Loss) Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the three months ended March 31, 2012 was ($487,000) as compared to ($27,000) for the three months ended March 31, 2011, which shows a decrease of $460,000, reflecting the lower gross margin and increased SG&A expense.

Earnings (Loss) Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the six months ended March 31, 2012 was ($503,000) as compared to ($204,000) for the six months ended March 31, 2011, which shows a decrease of $299,000, reflecting the lower gross margin percentage and increased SG&A expense.

Potential Contractual Billing Adjustments

DLH Solutions is currently seeking approval from the Federal government for gross profit on retroactive billing rate increases associated with certain government contracts covered by the Service Contract Act. These adjustments are due to changes in the contracted wage determination rates for employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to DLH Solutions in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, TeamStaff recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At March 31, 2012 and September 30, 2011, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA and the DOL regarding the matter and currently anticipates resolution during fiscal 2012.  Most recently, on April 16, 2012, the DVA incorporated formal signed contract modification documentation into the Company’s historical contracts to reflect relevant wage determinations. The Company is currently in the process of negotiating a final amount related to indirect costs and fees applied to these amounts. As such, there may be additional revenues recognized in future periods once the final approval for such additional amounts is obtained. The ranges of additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2012 based on current discussions and collection efforts. Because these amounts remain subject to government review, no assurances can be given that we will receive any additional amounts from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

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

	For the three months		For the six months
	ended		ended
	March 31		March 31
	2012	2011	2012	2011
Net loss from continuing operations	$(715)	$(183)	$(1,104)	$(520)
(i) Interest and other expenses (net)	153	110	332	174
(ii) provision for taxes	—	—	—	—
(iii) amortization and depreciation,	27	28	50	59
(iv) G&A expenses —equity grants	48	18	219	83
(v) impairment charges	—	—	—	—
EBITDA adjusted for other non-cash charges	$(487)	$(27)	$(503)	$(204)

Liquidity and Capital Resources; Commitments

At March 31, 2012 the Company had a net working capital deficit of approximately $4.2 million and an accumulated deficit of approximately $66.5 million. For the three months ended March 31, 2012, the Company incurred an operating loss and net loss of approximately $0.7 million. The Company has a limited amount of cash and cash equivalents at March 31, 2012 and will be required to rely on operating cash flow and periodic funding, to the extent available, from its line of credit to sustain the operations of the Company unless it elects to pursue and is successful in obtaining additional debt or equity funding, as discussed below, or otherwise.

In an effort to improve the Company’s cash flows and financial position, in fiscal 2011 the Company completed measures to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers collectively provided $500,000 of additional capital to the Company. As described in Note 7, $150,000 of such capital was provided on March 31, 2011through equity investment and $350,000 of such capital was provided in July 2011 by Wynnefield Capital through the sale of convertible debentures. The debentures are convertible into shares of our common stock at an initial rate of $1.30, subject to adjustment for certain customary events and in accordance with a weighted-average anti-dilution formula, subject to certain exclusions. In addition, as described in Note 6, on February 9, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Following this increase, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable. At March 31, 2012, the amount available was $302,000. In addition, as described in greater detail below, the parties agreed to amend certain other provisions of the Loan Agreement, including an extension of the term of the Loan Agreement for an additional year and the Lender agreed not to seek to terminate the Loan Agreement without cause until after February 29, 2012, which date has subsequently been amended to December 31, 2012. In addition, pursuant to its current credit facility, the financial institution also has the ability to terminate the Company’s line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company’s circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the Company has not experienced and the financial institution has not declared an event of default.

Management believes, at present, that: (a) cash and cash equivalents of approximately $0.6 million as of March 31, 2012; (b) the amounts available under its line of credit (which, in turn, is limited by a portion of the amount of eligible assets); (c) forecasted operating cash flow including timely collection of the retrospective billings; (d) the ultimate non-payment of certain liabilities and recorded guarantees currently contested by the Company or not expected to be settled in cash (see Note 6 to the accompanying consolidated financial statements) (classified as current at March 31, 2012) in fiscal 2012, or the applicable portion of 2013; and (e) effects of cost reduction programs and initiatives;  should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. In addition, as described in greater detail in Note 9 to the financial statements contained in this Quarterly Report on Form 10-Q, the Company has commenced a rights offering in which existing stockholders of the Company receive non-transferable rights to purchase $4.2 million of additional shares of common stock.  However, should any of the above referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or to further extend payment terms with suppliers, liquidate assets where possible, and/or to suspend or curtail planned programs. Any of these actions could materially harm the Company’s business, financial position, results of operations and future prospects. Due to the foregoing there could be a future need for additional capital and the Company may pursue equity, equity-based and/or debt financing alternatives or other financing in order to raise any needed funds. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA. On November 1, 2011, the Company commenced work under a single source Blanket Purchase Agreement with the DVA awarded to the Company in May 2011 and that represents both retention of existing work and expansion of new business at additional DVA locations. The maximum total value under this award is presently expected to be approximately $145,000,000 pursuant to site-specific task orders to be rendered by the DVA. The term of the award is for up to five years expiring October 31, 2016. The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement effectively provides for renewal and expansion of contracts that generated, in aggregate, approximately 45% of its revenue in the year ended September 30, 2011, in respect of which the Company previously held order cover through March 31, 2012 under existing contracts. In addition, the Company also holds contractual order cover through various dates in fiscal 2012 in respect of DVA contracts that generated close to a further 50% of its revenue in the year ended September 30, 2011, which are not currently the subject of requests for proposals and may in due course be further extended by the DVA on a sole source basis, although no assurances can be given that this will occur. The Company’s results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA of suffer a significant diminution in the quantity of services that they procure from the Company.

Cash from operating activities

Net cash used in operating activities for the six months ended March 31, 2012 was $0.9 million.  The net cash used in operating activities for the six months ended March 31, 2011 was $1.10 million.

Cash from investing activities

Net cash used in investing activities for the six months ended March 31, 2012 of $86,000 was principally due to capital expenditures. The cash used in investing activities for the six months ended March 31, 2011 was $12,000.

Cash from financing activities

Net cash provided by financing activities for the six months ended March 31, 2012 was $0.8 and $1.2 million for the six months ended March 31, 2012 and 2011, respectively.  The decrease was primarily due to lower advances on the credit facility.

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

Interest on the loan initially accrued on the daily unpaid balance of the loan advances secured by billed receivables at the greater of one point ninety-five percent (1.95%) above the Prime Rate (as published in effect in The Wall Street Journal from time to time) or at the rate of three point two-five percent (3.25%) per annum. However, pursuant to the February 2011 amendment, the Company agreed with the Lender to adjust the rate of interest chargeable under the Loan and Security Agreement to be the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The average daily outstanding balance on the facility for the three months March 31, 2012, was $1.5 million. The interest rate in effect at March 31, 2012 and 2011 was 5.2% and 5.5%, respectively. At March 31, 2012, the amount of the unused availability under the line was $302,000. The amount outstanding on the loan as of March 31, 2012 was $1,595,000.  As discussed in Note 9 to the accompanying financial statements — Subsequent Events, subsequent to March 31, 2012, the Lender agreed to allow the Company to borrow up to $500,000 under the facility in excess of the eligible collateral, but subject to the maximum loan amount of $3,000,000. Any amounts advanced to the Company under this accommodation shall be repaid from either payments received by the Company pursuant to any resolution of the outstanding retroactive billings or the rights offering and in any event this arrangement will expire no later than June 30, 2012.

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

Payroll Taxes

TeamStaff has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. TeamStaff has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, TeamStaff operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, TeamStaff has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. TeamStaff has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. TeamStaff believes the notices from the Social Security Administration are directly related to the IRS notices received. TeamStaff had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. TeamStaff believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest and the remaining liability ($1.3 million at March 31, 2012) has been recorded in accounts payable and includes estimated penalties and interest currently sought by the IRS totaling approximately $500,000.

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

Contractual Obligations

		Payments Due By Period
Obligations (Amounts in thousands)	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years
Loan Payable(1)	$2,306	$2,306	$—	$—
Operating Leases(2)	714	147	422	145
Convertible Debentures	350	—	350	—
Total Obligations	$3,370	$2,453	$772	$145

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

The payments of all amounts under the Agreement are secured by the Notes. Upon receipt by the Sellers of (i) the payment of $200,000 made by TeamStaff and (ii) the proceeds realized from the sale of the Old TeamStaff Shares and New TeamStaff Shares, or the guarantees, the Notes shall be deemed satisfied in full. In addition, the parties agreed to release each other from any further claims that either may have against the other, except to enforce the Agreement. At March 31, 2012 the maximum remaining contingent liability under the agreement could potentially reach $750,000.

The remaining liability under the Agreement does not accrue interest. The Company has evaluated the status of the Agreement, including the amount of consideration that are contingently owed to the Sellers, as well as the uncertainties inherent in predicting future market conditions and whether the Sellers are able to realize sufficient proceeds on sales of New TeamStaff Shares to satisfy the Company’s guarantee. Based on such analysis, the Company has concluded at March 31, 2012 that the $711,000 recorded obligation (which approximated to the maximum amount of the guarantee) remaining after issuance of the 300,000 New TeamStaff Shares at a total fair value of $795,000 and the cash payment of $200,000 is reasonable. Although no assurances can be given, should the Sellers be able to individually realize proceeds through future sales of New TeamStaff Shares, the Company may reduce the recorded liability in future periods and recognize a gain. There was no gain recognized in fiscal 2011 or the six months ended March 31, 2012.

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

Recently Issued Accounting Pronouncements Affecting the Company

In May 2011, the FASB amended existing guidance on fair value measurements to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company’s fiscal quarter ending March 31, 2012. The adoption of this guidance did not have a material effect on prospective financial statements.

The FASB amended existing guidance on reporting comprehensive income in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current accounting principles generally accepted in the United States of America. This guidance is effective for the Company’s fiscal quarter ending March 31, 2012 and its adoption did not had a material effect on the financial statements.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1:         LEGAL PROCEEDINGS

As a commercial enterprise and employer, we are subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices or other matters. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or cash flows. However, we have been recently advised of a claim by the US Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2005 - 2010. These claims appear to be similar to the claims previously disclosed by TeamStaff and related to services provided to the Department of Veterans Affairs by TeamStaff. See “Potential Contractual Billing Adjustments” in the Management Discussion and Analysis. However, to date no details have been provided and therefore TeamStaff cannot assess either the merits of the claim or the potential impact on TeamStaff. TeamStaff does believe it has acted in conformity with its contractual commitments; nevertheless, there can be no assurance that an adverse decision or settlement would not have a material adverse impact on TeamStaff. See also “Risk Factors” in TeamStaff’s Form 10-K for the fiscal year ended September 30, 2011.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2011 and in the prospectus included as part of our registration statement on Form S-1 filed with the SEC in connection with our rights offering, for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by TeamStaff in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and in the prospectus included as part of our registration statement on Form S-1 filed with the SEC in connection with our rights offering.

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

101*

The following financial information from the TeamStaff, Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

Dated: May 15 , 2012