Form 10-Q
period 2012-06-30
DLH Holdings Corp.
filed 2012-08-14
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File No. 0-18492

DLH HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

New Jersey	22-1899798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1776 Peachtree Street, NW
Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

(866) 952-1647

(Registrant’s telephone number, including area code)

TEAMSTAFF, INC.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,305,702 shares of Common Stock, par value $.001 per share, were outstanding as of August  6, 2012.

DLH HOLDINGS  CORP.

FORM 10-Q

For the Quarter Ended June 30, 2012

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	(unaudited)
	June 30,	September 30,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,127	$763
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2012 and September 30, 2011	12,520	11,112
Prepaid workers’ compensation	517	513
Other current assets	233	184
Total current assets	16,397	12,572

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	139	177
Computer equipment	126	102
Computer software	408	260
Leasehold improvements	24	21
	697	560

Less accumulated depreciation and amortization	(396)	(346)
Equipment and improvements, net	301	214

GOODWILL	8,595	8,595

OTHER ASSETS
Deferred financing costs, net	13	26
Other assets	794	510
Total other assets	807	536

TOTAL ASSETS	$26,100	$21,917

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	(unaudited)
	June 30,	September 30,
	2012	2011

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loan payable	$1,464	$740
Notes payable	711	711
Current portion of capital lease obligations	49	8
Accrued payroll	10,597	10,318
Accounts payable	2,389	1,983
Accrued expenses and other current liabilities	2,113	2,134
Liabilities from discontinued operation	193	235
Total current liabilities	17,516	16,129

LONG TERM LIABILITIES
Convertible debenture, net	156	46
Derivative financial instruments, at fair value	130	182
Other long term liability	85	6
Total long term liabilities	371	234

Total liabilities	17,887	16,363

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,307 at June 30, 2012 and 6,023 at September 30, 2011, outstanding 9,305 at June 30, 2012 and 6,021 at September 30, 2011	9	6
Additional paid-in capital	75,316	70,988
Accumulated deficit	(67,088)	(65,416)
Treasury stock, 2 shares at cost at June 30, 2012 and September 30, 2011	(24)	(24)
Total shareholders’ equity	8,213	5,554

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,100	$21,917

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Three Months Ended
	June 30,	June 30,
	2012	2011

REVENUES	$12,618	$10,579

DIRECT EXPENSES	11,028	9,066

GROSS PROFIT	1,590	1,513

GENERAL AND ADMINISTRATIVE EXPENSES	1,942	1,749
SEVERANCE	236	11
DEPRECIATION AND AMORTIZATION	37	28

Loss from operations	(625)	(275)

OTHER INCOME (EXPENSE)
Interest income	13	—
Interest expense	(84)	(111)
Amortization of deferred financing costs	(57)	(7)
Change in value of financial instruments	186	—
Loss on retirement of assets	(2)	—
Other income, net	1	2
Legal expense related to pre-acquisition activity of acquired company	—	(19)
	57	(135)

Loss from continuing operations before income taxes	(568)	(410)

INCOME TAX EXPENSE	—	—

Loss from continuing operations	(568)	(410)

GAIN FROM DISCONTINUED OPERATION	—	270

NET LOSS	$(568)	$(140)

NET GAIN (LOSS) PER SHARE - BASIC AND DILUTED
Loss from continuing operations	$(0.09)	$(0.07)
Gain from discontinued operation	—	0.05

Net loss per share	$(0.09)	$(0.02)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	6,621	5,663

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Nine Months Ended
	June 30,	June 30,
	2012	2011

REVENUES	$36,732	$31,598

DIRECT EXPENSES	32,277	27,259

GROSS PROFIT	4,455	4,339

GENERAL AND ADMINISTRATIVE EXPENSES	5,531	4,872

SEVERANCE	236	11
DEPRECIATION AND AMORTIZATION	87	87
Loss from operations	(1,399)	(631)

OTHER INCOME (EXPENSE)
Interest income	13	7
Interest expense	(246)	(218)
Amortization of deferred financing costs	(143)	(14)
Loss on retirement of Assets	(2)	—
Change in fair value of financial instruments	102	—
Other income, net	3	4
Legal expense related to pre-acquisition activity of acquired company	—	(78)
	(273)	(299)

Loss from continuing operations before income taxes	(1,672)	(930)

INCOME TAX EXPENSE	—	—

Loss from continuing operations	(1,672)	(930)

GAIN FROM DISCONTINUED OPERATION	—	270

NET LOSS	$(1,672)	$(660)

NET GAIN (LOSS) PER SHARE - BASIC AND DILUTED
Loss from continuing operations	$(0.27)	$(0.17)
Gain from discontinued operation	—	0.05

Net loss per share	$(0.27)	$(0.12)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	6,254	5,308

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	(Unaudited)
	For the Nine Months Ended
	June 30,	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,672)	$(660)
Adjustments to reconcile net loss to net cash used in operating activities, net of divested business:
Depreciation and amortization including debt costs	146	89
Change in fair value of derivative financial instruments	(94)	—
Compensation expense related to employee stock option grants	145	64
Compensation expense related to employee restricted stock grants	50	14
Compensation expense related to director restricted stock grants	123	20
Share based expense on non employee options	19	—
Warrants issued to consultants	9	—
Other non cash compensation	12	6
Loss on retirement of equipment	13	17
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	(1,408)	(1,176)
Other current assets	(53)	190
Other assets	(271)	(90)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	664	(538)
Other long term liabilities	79	(4)
Cash flows from discontinued operation	—	(270)
Net cash used in operating activities	(2,238)	(2,338)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(137)	(24)
Net cash used in investing activities	(137)	(24)
CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on revolving line of credit	724	1,807
Rights offering proceeds	4,197	—
Rights offering expenses	(184)	—
Change on capital lease obligations	41	(14)
Proceeds from sale of common stock	3	150
Cash flows from discontinued operation	(42)	(57)
Net cash provided by financing activities	4,739	1,886

Net increase/(decrease) in cash and cash equivalents	2,364	(476)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	763	1,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,127	$711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$219	$210
Cash paid during the period for income taxes	$7	$31

The accompanying notes are an integral part of these consolidated financial statements.

DLH, HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 (UNAUDITED)

(1)     ORGANIZATION AND BUSINESS:

For more than 25 years, DLH Holdings Corp. (“DLH” formerly TeamStaff Inc.), has provided professional services to the U.S. Government.  Headquartered in Atlanta, Georgia, DLH employs approximately 1,000 skilled technicians, logisticians, engineers, healthcare and support personnel at more than 25 locations around the United States.  DLH’s operating unit, DLH Solutions, is organized into three broad integrated business areas: Healthcare Delivery Solutions, Logistics and Technical Services, and Contingency / Staff Augmentation Services. Our customers, a majority of whom are within the Departments of Defense (“DoD”) and Veterans Affairs (“DVA”), benefit from proven leadership processes, technical excellence, and cost management. The remaining portion of DLH’s business is comprised of customers within the Center for Disease Control and Prevention, Departments of Justice, Agriculture, Interior and Federal Emergency Management Agency throughout the United States.

In February 2012, the Company’s shareholders approved a proposal to change its corporate name to DLH Holdings Corp. On June 25, 2012 the Company filed an amendment to its certificate of incorporation to implement the change in its corporate name to DLH Holdings Corp. (together with its subsidiaries, “DLH” or the “Company” and also referred to as “we,” “us” and “our”). DLH’s primary operations are located in Loganville, Georgia and its principal executive offices are located at 1776 Peachtree Street, Atlanta, Georgia 30309.

Corporate History

DLH Holdings was incorporated in 1969 under the laws of the State of New Jersey corporation, was originally incorporated in 1969 as a payroll staffing company. Through several acquisitions over recent decades, the Company has evolved considerably and in early 2010, made the strategic decision to build the Company around its government services entity, DLH Solutions, Inc. (formerly, TeamStaff Government Solutions, Inc.)  The Company is now completely focused on government services both as a prime contractor as well as partnering with other government contractors.  The Company’s other wholly-owned subsidiaries are not actively operating.

(2)      LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES:

Liquidity

In recent years, the Company has sought to finance its operations and capital expenditures through the sale of equity securities, convertible notes and more recently, through the proceeds from a rights offering.  The Company’s immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to its asset-based credit facility with Presidential Financial Corporation. The Company’s operating liabilities are largely predictable and consist of vendor and payroll related obligations. The Company’s operations require substantial working capital to fund the future growth of its business model with expanded business development efforts, and planned capital expenditures to support a larger customer base.

At June 30, 2012, the Company had a net working capital deficit of approximately $1.1 million and an accumulated deficit of approximately $67.1 million. For the nine months ended June 30, 2012, the Company incurred an operating loss and a net loss of approximately $1.7 million and $1.7 million, respectively.

In fiscal 2011 the Company completed measures to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers collectively provided a total of $500,000 of additional capital to the Company. As described in Note 7, $150,000 of such capital was provided through equity investments on March 31, 2011 and $350,000 of such capital was provided in July 2011 by Wynnefield Capital through the sale of convertible debentures. In addition, as described in Note 6, on February 9, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security

Agreement. Further, in May 2012, the Company entered into another amendment to the Loan Agreement pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. However, as described in greater detail in Note 6 below, the Company’s ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable.

At June 30, 2012, the amount of unused availability was $588,000.  The amount outstanding on the loan facility as of June 30, 2012 was $1,464,000.  In addition, as described in greater detail below, the parties have amended certain other provisions of the Loan Agreement, including an extension of the term of the Loan Agreement for an additional year and the Lender agreed not to seek to terminate the Loan Agreement without cause until after December 31, 2012. In addition, pursuant to its current credit facility, the financial institution also has the ability to terminate the Company’s line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company’s circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the Company has not experienced and the financial institution has not declared an event of default.

On March 16, 2012, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering in which its existing stockholders received non-transferable rights to purchase $4.2 million of additional shares of the Company’s common stock. Under the terms of the rights offering, the Company distributed to the holders of its common stock non- transferable subscription rights for each share of common stock owned on the record date.  Each subscription right entitled the holder to purchase 0.532 shares of the Company’s common stock at a price of $1.30 per share. In connection with the rights offering, on April 30, 2012, the Company entered into a standby purchase agreement with Wynnefield Capital, Inc. (“Wynnefield Capital”), which owned, prior to the rights offering, approximately 21% of the Company’s common stock (excluding common stock warrants and a convertible note) and post rights offering, approximately 44% of our common stock (excluding common stock warrants and convertible note) through certain affiliated entities.  Pursuant to the standby purchase agreement, Wynnefield Capital (or affiliated assignees) agreed to acquire from the Company in the rights offering, subject to the satisfactions of specified conditions, the shares of common stock that related to any rights that remained unexercised at the expiration of the rights offering. The closing of the rights offering occurred on June 15, 2012 and the Company raised gross proceeds of $4.2 million from the sale of 3,230,769 shares of common stock.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.1 million as of June 30, 2012; (b) the amounts available under its line of credit (which, in turn, is limited by a portion of the amount of eligible assets); (c) forecasted operating cash flow including timely collection of the retroactive billings; (d) the ultimate non-payment of certain liabilities and recorded guarantees currently contested by the Company or not expected to be settled in cash (see Note 6 to the accompanying consolidated financial statements) (classified as current at June 30, 2012) in fiscal 2012, or the applicable portion of 2013; and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA. The Company currently provides services to the DVA under a single source Blanket Purchase Agreement awarded in fiscal 2011 that has a ceiling value of approximately $145,000,000 and is scheduled to expire on October 31, 2016. The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement represented approximately 45% of its revenue in the fiscal year ended September 30, 2011. In addition, the Company also holds contractual order cover through various dates in fiscal 2012 in respect of DVA contracts that generated close to a further 50% of its revenue in the fiscal year ended September 30, 2011, which are not currently the subject of requests for proposals and may in due course be further extended by the DVA on a sole source basis, although no assurances can be given that this will occur. The Company’s results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA or suffer a significant diminution in the quantity of services that they procure from the Company.

Basis of Presentation

The consolidated interim financial statements included herein have been prepared by DLH, without audit, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. DLH believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in DLH’s fiscal 2011 Annual Report on Form 10-K which was filed on December 2, 2011. This interim financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments and changes in estimates, where appropriate) to present fairly the results for the interim periods. The results of operations and cash flows for such interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The cash flows, and related assets and liabilities of the Company’s previously discontinued TeamStaff Rx subsidiary have been reclassified to a discontinued operation in the accompanying consolidated financial statements from those of continuing businesses for all periods presented.

Revenue Recognition

DLH’s revenue is derived from professional and other specialized service offerings to US Government agencies through a variety of contracts, some of which are fixed-price in nature and/or sourced through Federal Supply Schedules administered by the General Services Administration (“GSA”) at fixed unit rates or hourly arrangements. We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. The recognition of revenue from fixed rates is based upon objective criteria that generally do not require significant estimates that may change over time. Other types of US Government contracts may include cost reimbursable contracts, fixed price or flexibly priced contracts requiring estimates based on percentage-of-completion methods of recognizing revenue and profit. These contracting vehicles do not, at this time, represent a significant portion of our revenue nor require estimating techniques that would materially impact our revenue reported herein. DLH recognizes and records revenue on government contracts when it is realized, or realizable, and earned. DLH considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectability is reasonably assured.

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

During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At June 30, 2012 and September 30, 2011, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at June 30, 2012 and September 30, 2011. Although the timing cannot be guaranteed, at present the Company expects to bill and collect such amounts during fiscal 2012 based on current discussions with the DVA and collection efforts.

In April 2012, the Company received formal contract modifications from the DVA, dated April 16, 2012, concerning the retroactive billing matter.  The contract modifications from the DVA incorporate relevant wage determinations covering largely 2006 and 2007 applying to the Company’s historical contracts with DVA during those periods. These government modifications initiate the procedures whereby the Company may invoice the DVA in accordance with the modified wage determinations and subsequently make timely retroactive payments to employees (active and inactive) covering work performed at the certain locations. The Company expects to follow the same process implemented as directed by and in conjunction with the Department of Labor and the DVA when similar wage determination-related contract modifications were made to cover other sites (also for the periods of 2006 and 2007) in 2008.

The Company continues to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. As such, there may be additional revenues recognized in future periods once the final approval for such additional amounts is obtained. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. Because these amounts remain subject to government review, no assurances can be given that we will receive any additional amounts from our government contracts or that if additional indirect costs and fees are received, that the amounts will be within the range specified above.

Goodwill

In accordance with applicable accounting standards, DLH does not amortize goodwill. DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2011, we performed a goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the DLH Solutions unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that no impairment loss on goodwill was warranted at September 30, 2011. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill exceeded the carrying value at September 30, 2011 by more than 100%, resulting in no impairment charge being taken against goodwill. However, a non-renewal of a major contract (see Note 2—Liquidity) or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.  DLH has concluded as of June 30, 2012, that there is not any required write off of goodwill.  If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions reporting unit.

Intangible Assets

As required by applicable accounting standards, DLH did not amortize its tradenames (“Teamstaff”), an indefinite life intangible asset. DLH reviewed its indefinite life intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicated that an asset’s carrying amount was greater than its fair value. On September 15, 2011, the Board of Directors of DLH approved the change of the corporate name of TeamStaff GS to DLH Solutions and also approved a plan to change the corporate name of the Company to DLH Holdings Corp. In connection with these actions, the Company will cease further use of the TeamStaff trademark and implement new marketing and branding initiatives associated with the new corporate identity being adopted by the Company. As a result of the corporate name change, abandoning the use of the TeamStaff name and associated rebranding efforts being implemented by the Company, the Company concluded that it was required to record a non-cash impairment charge with respect to the value of the “TeamStaff” trademark of $2.6 million to fully write-off the value of this trademark during the fourth quarter of fiscal 2011.

Income Taxes

DLH accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2012, the Company recorded a 100% valuation allowance against its net deferred tax assets of approximately $15.8 million.

The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. The Company conducts business solely in the U.S. and, as a result, also files income taxes in various states and other jurisdictions. Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company’s income tax returns for years subsequent to fiscal 2008 are currently open, by statute, for review by authorities. However, there are no examinations currently in progress and the Company is not aware of any pending income tax audits.

Stock-Based Compensation

Compensation costs for the portion of equity awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of June 30, 2012, there was $227,000 remaining unrecognized compensation expense related to non-vested stock- based awards to be recognized in future periods.

Stock Options, Warrants and Restricted Stock

There was share-based compensation expense for employee options for the three months ended June 30, 2012 and June 30, 2011 of $78,000 and $17,000, respectively.  During the three months and nine months ended June 30, 2012, 250,000 options were granted per the terms of an employment agreement with the Company’s new Chief Financial Officer and the Company recorded share-based compensation expense of $45,000 in connection with this grant.  For the three months ended June 30, 2011, the Company did not grant any options to employees.  There was share-based compensation expense for employee options for the nine months ended June 30, 2012 and June 30, 2011 of $145,000 and $64,000, respectively.  During the nine months ended June 30, 2011, the Company granted 250,000 options per the terms of an employment agreement with the Company’s Executive Vice President and recorded share-based compensation expense of $18,000 in connection with this grant.  There was $50,000 share-based compensation expense for restricted stock for the three and nine months ended June 30, 2012.  There was no share based compensation expense for restricted stock for the three months ended June 30, 2011, and $14,000 share based expense for restricted stock for the nine months ended June 30, 2011.  Certain awards vest upon satisfaction of certain performance criteria. As permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

During the three months ended June 30, 2012 and June 30, 2011, the Company did not award any non-employee options to consultants.  During the nine months ended June 30, 2012, the Company awarded a total of 25,000 options to consultants serving on its strategic advisory board which will expire in October 2016.  These options have an exercise price of $1.88 per share and vest on the first anniversary of the grant date.  The Company incurred share based compensation expense for the three and nine months ended June 30, 2012 of $6,000 and $19,000, respectively.  The Company did not grant any non-employee options during the nine months ended June 30, 2011.  The Company has unrecognized non-employee option expense for the nine months ended June 30, 2012 in the amount of $6,000.

During the three months ended June 30, 2012, and 2011, the Company did not grant any shares of restricted stock to employees. During the nine months ended June 30, 2012, the Company granted an aggregate of 53,750 shares of restricted stock to our non-executive directors, under its 2006 Long Term Incentive Plan, at the closing price on the award date of $2.28. All of these shares vested immediately. During the nine months ended June 30, 2011, the Company granted 35,000 shares of restricted stock to non-employee directors under its 2006 Long Term Incentive Plan, at the closing price on the award date of $.56. All of these shares vested immediately. Stock compensation expense associated with these grants was $122,550 and $20,000 for the nine months ended June 30, 2012 and 2011, respectively.  During the three and nine months ended June 30, 2012 and 2011, no other shares of restricted stock vested.

The stock option activity for the nine months ended June 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2011	1,537,500	$1.19	9.3	$743,785
Granted	275,000	$1.39
Cancelled	(350,000)	$1.38
Exercised	—	—
Options outstanding, June 30, 2012	1,462,500	$1.19	8.8	$158,375

At June 30, 2012, there were 462,500 options outstanding that were vested and exercisable and an additional 1,000,000 options outstanding that vest to the recipients when the market value of the Company’s stock achieves and maintains defined levels. The Company used a binomial valuation model and various probability factors in establishing the fair value of these options.

In addition, during the nine months ended June 30, 2012, an aggregate of 212,500 employee stock options to certain executive officers were cancelled, due to the Company not meeting certain performance based criteria during fiscal 2011, and 137,500 options expired in accordance with their terms due to the holders no longer being employed with the Company.

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

At June 30, 2012, there were 52,500 shares of unvested restricted stock outstanding.  As of June 30, 2012, there is $150,000 of unrecognized expense related to unvested restricted stock awards.

For the nine months ended June 30, 2012, the Company granted warrants to purchase 20,000 shares of common stock to a consultant for services, which warrants will expire in October 2016. These warrants have an exercise price of $2.28 per share and vest in two equal annual installments commencing on the first anniversary of the grant date.  These warrants were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The company recognized non-employee warrant expense for the three and nine months ended June 30, 2012, in the amount of $3,000 and $9,000, respectively.  The Company has unrecognized non-employee warrant expense for the nine months ended June 30, 2012 in the amount of $15,000.  During the three and nine months ended June 30, 2011, the Company did not recognize any non-employee warrant expense.

Changes in Shareholders’ Equity

The following is the changes in Shareholders’ Equity for the three months ended June 30, 2012:

(AMOUNTS IN THOUSANDS)

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

BALANCE, March 31, 2012	6,075	$6	$71,250	$(66,520)	2	$(24)	$4,712

Director restricted stock grants	—		—				—
Exercise of stock options							—
Proceeds from sale of commons stock		3					3
Issuance of shares for services			2				2
Expense related to employee stock option grants			78				78
Fees related to rights offering			(177)				(177)
Non employee options			8				8
Warrant expense			(42)				(42)
Expense related to employee restricted stock grants			—				—
Rights offering	3,231		4,197				4,197
Net loss				(568)			(568)

BALANCE, June 30, 2012	9,306	$9	$75,316	$(67,088)	2	$(24)	$8,213

The following is the changes in Shareholders’ Equity for the nine months ended June 30, 2012:

(AMOUNTS IN THOUSANDS)

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

BALANCE, September 30, 2011	6,021	$6	$70,988	$(65,416)	2	$(24)	$5,554

Director restricted stock grants	54		123				123
Proceeds from sale of commons stock		3					3
Issuance of shares for services			12				12
Expense related to employee stock option grants			145				145
Fees related to rights offering			(184)				(184)
Non employee option expense			19				19
Warrant expense			(34)				(34)
Expense related to employee restricted stock grants			50				50
Rights offering	3,231		4,197				4,197
Net loss				(1,672)			(1,672)

BALANCE, June 30, 2012	9,306	$9	$75,316	$(67,088)	$2	$(24)	$8,213

Fair Value of Financial Instruments

The Company has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at June 30, 2012 and September 30, 2011 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.  In addition, the Company presents certain common stock warrants and embedded conversion features (associated with Convertible Debentures — See Note 7) and accounts for such derivative financial instruments at fair value.

Loss Per Share

Loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted loss per share is calculated by dividing the loss available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities.  The effects of common stock equivalents of 1,462,500 are anti-dilutive for the three and nine months ended June 30, 2012.  As such effects are anti-dilutive, there were no differences in the number of weighted average shares outstanding in determining basic and diluted loss per share the three and nine months ended June 30, 2012 and 2011.

(3) DISCONTINUED OPERATION:

Sale of TeamStaff Rx

Based on an analysis of historical and forecasted results and the Company’s strategic initiative to focus on core government business, in the fourth quarter of fiscal 2009, the Company approved and committed to a formal plan to divest the operations of TeamStaff Rx, our wholly-owned subsidiary, based at its Clearwater, Florida location. In evaluating the facets of TeamStaff Rx’s operations, management concluded that this business component meets the definition of a discontinued operation. Accordingly, the results of operations, cash flows and related assets and liabilities of TeamStaff Rx for all periods presented have been reclassified in the accompanying consolidated financial statements from those of our continuing business.  Effective December 28, 2009, the Company and TeamStaff Rx entered into a definitive Asset Purchase Agreement with Advantage RN, providing for the sale of substantially all of the operating assets of TeamStaff Rx related to TeamStaff Rx’s business of providing travel nurse and allied healthcare professionals for temporary assignments to Advantage RN. The closing of this transaction occurred on January 4, 2010.  After giving effect to the purchase price adjustment mechanism in the agreement, the final purchase price was $375,000. As previously reported, Advantage RN was obligated to make rent subsidy payments to TeamStaff Rx totaling $125,000, with which it has not complied. The Company is pursuing a claim against Advantage RN for all amounts owed and has provided an allowance of $50,000 representing its estimate of uncollectible amounts.

Condensed Financial Information

There was no income statement activity in respect of the discontinued operation during the three or nine months ended June 30, 2012 and 2011. The following chart details liabilities from the discontinued operation (amounts in thousands):

Liabilities	June 30, 2012	September 30, 2011
Accrued expenses and other current liabilities	$193	$235
Total liabilities	$193	$235

(4) COMMITMENTS AND CONTINGENCIES:

Payroll Taxes

DLH has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through the different entities, therefore leading to the notices. DLH has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest.  The remaining liability ($1.3 million at June 30, 2012) has been recorded in accounts payable and includes estimated penalties and interest currently sought by the IRS totaling approximately $500,000.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in the future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2011 and fiscal 2012. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

Legal Proceedings

As a commercial enterprise and employer, we are subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices or other matters. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or cash flows. However, we have been recently advised of a claim by the US Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003 - 2010. These claims appear to be similar to the claims previously disclosed by DLH and related to services provided to the Department of Veterans Affairs by DLH. See “Potential Contractual Billing Adjustments” in the Management Discussion and Analysis. To date no details have been provided and therefore DLH cannot assess either the merits of the claim or the potential impact on DLH. DLH does believe it has acted in conformity with its contractual commitments; nevertheless, there can be no assurance that an adverse decision or settlement would not have a material adverse impact on DLH. See also “Risk Factors” in the Company’s Form 10-K for the fiscal year ended September 30, 2011.

In connection with its healthcare business, DLH is exposed to potential liability for the acts, errors or omissions of its healthcare employees. The professional liability insurance policy provides up to $5,000,000 aggregate coverage with a $2,000,000 per occurrence limit. Although DLH believes the liability insurance is reasonable under the circumstances to protect it from liability for such claims, there can be no assurance that such insurance will be adequate to cover all potential claims.

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

(5) PREPAID WORKERS’ COMPENSATION:

As part of the Company’s discontinued PEO operations, DLH had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to DLH. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s and managers’ overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, DLH estimates that at June 30, 2012, the remaining prepaid asset of $0.3 million will be received within the next twelve to thirty-six months. This amount is reflected on DLH’s balance sheet as June 30, 2012 as a current asset, in addition to approximately $0.2 million related to other policy deposits.

(6) DEBT:

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year secured loan facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. The February 2011 amendment also extended the term of the Loan Agreement by 12 months, to July 29, 2013.

In May 2012, the Company entered into a further amendment to the Loan Agreement (the “Fifth Amendment”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. The Company’s ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions. The Fifth Amendment provides for an initial sublimit under the maximum loan amount of $3,000,000 (the “Initial Sublimit”) and an adjusted sublimit of $4,000,000 (the “Adjusted Sublimit”). The Initial Sublimit of $3,000,000 will remain in effect until the satisfaction of the following conditions: (i) the repayment of the $500,000 over-advance accommodation agreed to by Lender as of May 9, 2012, (ii) the Company’s demonstration of the need for the increase, (iii) the Company’s continued compliance with the Loan Agreement, and (iv) Lender, in its sole discretion, agrees to increase the Initial Sublimit. In the event that the foregoing conditions are satisfied, the credit available to under the Loan Agreement shall remain subject to the Adjusted Sublimit until the parties receive any required waivers or consents from the holders of the Company’s subordinated Convertible Debentures issued as of July 28, 2011 and

Lender, in its sole discretion, agrees to such further increase. In addition, the increased availability under the unbilled accounts facility of the Loan Agreement is subject to the satisfaction of the same conditions that are applicable to Initial Sublimit. Accordingly, until these conditions are satisfied, the current borrowing limits remain in effect.

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

Under the Loan and Security Agreement, interest accrues at the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The interest rate in effect at June 30, 2012 and 2011 was 5.2% and 5.5%, respectively. At June 30, 2012, based on current eligible accounts receivable, the amount of the unused availability under the line was $588,000. The amount outstanding as of June 30, 2012 was $1,464,000.

The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company’s ability to engage in certain transactions. Among other matters, under the loan agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness.  The Lender agreed to eliminate the tangible net worth covenant as part of the Fifth Amendment. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after December 31, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company’s circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral.

On May 9, 2012, Presidential Financial Corporation agreed to allow the Company to borrow up to $500,000 under its facility with the Company in excess of the eligible collateral, but subject to the maximum loan amount of $3,000,000.  This arrangement expired with the closing of the rights offering on June 15, 2012.  There were no advances against this facility.

In consideration of the Lender entering into the Fifth Amendment, we agreed to pay a monthly collateral monitoring fee, a documentation fee and at the time that we may borrow amounts in excess of the Initial Sublimit, an origination fee of 1% of the increased availability.

The Company has concurrently executed a Corporate Guaranty Agreement with Lender pursuant to which it has guaranteed all of the obligations of DLH Solutions under the Loan Agreement.

Notes Payable

DLH, and DLH Solutions entered into a settlement agreement dated as of July 22, 2011 (the “Agreement”) with Roger Staggs and E. Barry Durham, the former principals of RS Staffing Services, Inc. (together, the “Sellers”). The Sellers were the holders of certain promissory notes issued by DLH in the aggregate principal amount of $1,500,000 (the “Notes”). The claims resolved by the Settlement Agreement concerned DLH’s claim of indemnification of approximately $1,800,000 arising out of the acquisition by DLH, of RS Staffing Services, Inc. in June 2005 and certain counterclaims by the Sellers against DLH, including payment under the Notes. Pursuant to the Agreement, the Company paid $200,000 in cash to the Sellers, and issued them an aggregate of 300,000 shares of common stock of DLH, valued at $795,000, the fair value of the stock at July 22, 2011. The Company also agreed to permit the Sellers to resell an aggregate of 201,724 other shares of common stock of DLH which were held by them, and against which the Company had previously placed a stop order to prevent their resale. The Sellers agreed to orderly sale limitations with respect to their ability to resell all their shares of common stock of DLH. In accordance with these limits, during the 90 day period commencing on the effective date of the Agreement, neither Seller was permitted to resell in excess of 33,000 shares of DLH common stock previously held by them during any 30 day period without the consent of DLH. With respect to the new shares of DLH common stock issued pursuant to the Agreement, commencing on the six month anniversary of the effective date of the Agreement, neither was permitted to resell in excess of 25,000 shares during any 30 day period without the consent of DLH. In addition, DLH provided guarantees to the Sellers that the net proceeds to be received by them from the resale of all of the shares of common stock of DLH, Inc. sold by them pursuant to the Agreement would not be less than certain minimum guarantees. With respect to the shares of common stock of DLH owned by them prior to the effective date of the Agreement (the “Old Shares”), DLH guaranteed to each Seller net proceeds of $100,000, and with respect to the shares of common stock of DLH issued under the Agreement (the “New Shares”), DLH guaranteed net proceeds of $375,000 to each. The guarantees in respect of the Old Shares were satisfied in full as of September 30, 2011.

The payments of all amounts under the Agreement are secured by the Notes. Upon receipt by the Sellers of: (i) the payment of $200,000 made by DLH and (ii) the proceeds realized from the sale of the Old Shares and New Shares, or the guarantees, the Notes shall be deemed satisfied in full. In addition, the parties agreed to release each other from any further claims that either may have against the other, except to enforce the Agreement. At June 30, 2012, the maximum remaining contingent liability under the agreement could potentially reach $750,000.  The Company’s current estimate of this contingent liability is discussed in Note 10 of these Notes to Consolidated Financial Statements.

The remaining liability under the Agreement does not accrue interest. The Company has evaluated the status of the Agreement, including the amount of consideration that is contingently owed to the Sellers, as well as the uncertainties inherent in predicting future market conditions and whether the Sellers are able to realize sufficient proceeds on sales of New Shares to satisfy the Company’s guarantee. Based on such analysis, the Company has concluded at June 30, 2012 that the $711,000 recorded obligation (which approximated the maximum amount of the guarantee) remaining after issuance of the 300,000 New Shares at a total fair value of $795,000 and the cash payment of $200,000 is reasonable. Although no assurances can be given, should the Sellers be able to individually realize proceeds through future sales of New Shares, the Company may reduce the recorded liability in future periods and recognize a gain. There was no gain recognized in the three months or nine months ended June 30, 2012.

The Company did not recognize any expenses related to legal representation and costs incurred in connection with the investigation and settlement in the three months or nine months ended June 30, 2012.

(7) EQUITY AND CONVERTIBLE DEBENTURES FINANCING

On March 31, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a limited number of accredited investors pursuant to which the Company sold for $225,000 an aggregate of 459,181 shares of its Common Stock to such persons in a private transaction (the “Equity Investment”). The purchasers participating in the transaction are members of the Company’s Board of Directors and management team (the “Purchasers”). The transaction closed on March 31, 2011. Of this amount, the Company received $150,000 in total cash proceeds for the purchase of the shares of Common Stock and three of the purchasers agreed with the Company to pay the purchase price for the shares of Common Stock by granting an offsetting credit to the Company for an amount equal to the purchase price and authorizing the Company to apply such credit against any obligation of the Company to such person within twelve months of the closing date, except for base salary. The shares to which the credit relates were to be held by the Company until the credit is applied and will be cancelled upon the one-year anniversary to the extent the credit is not applied. The aggregate amount of such credits totaled $75,000 and were fully exercised during 2012. The Company has used these cash proceeds for general working capital. The value ascribed to the Equity Investment was based on the fair value of the Company’s stock on March 31, 2011.  On May 18, 2011, the Company issued 51,020 shares of Common Stock to its counsel in connection with an arrangement to cancel $25,000 of outstanding fees.

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

The Convertible Debentures will mature on the 27-month anniversary of issuance and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption of such Convertible Debentures. The interest rate at June 30, 2012 was 10%. The Convertible Debentures were initially convertible into shares of the Company’s common stock at an initial conversion price of $1.30 per share, which was in excess of the fair market value of the Company’s common stock at that date. The initial conversion rate is subject to adjustment to account for certain customary events and also includes weighted-average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The Company can also redeem the outstanding Convertible Debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. The Warrants are exercisable for five years at an initial exercise price equal to $1.00. The initial exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain exclusions. In connection with the parties’ entry into the Debenture Purchase Agreement, the Company, DLH Solutions, the Debenture Purchasers and Presidential Financial Corporation entered into subordination agreements concerning the terms of the subordination of the Convertible Debentures to the secured loan facility provided by Presidential Financial Corporation. Under the subordination agreements, the Company may not make payments to the Debenture Purchasers under the Convertible Debentures unless before and following such payments, no “Event of Default” exists under the secured loan facility.

As a result of the rights offering, the conversion rate of the Convertible Debentures was adjusted to $1.25 and the exercise price of the Warrants was adjusted from $1.00 to $0.96 per share.

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

Direct costs associated with the Debenture Purchase Agreement totaled $31,000. These costs have been and will be capitalized as deferred financing costs and amortized over the period that such debentures are outstanding or the Debenture Agreement is effective. In addition, an initial value of $42,000 was ascribed to the warrants and it was determined that at July 28, 2011, because of appreciation in the Company’s stock price, the embedded conversion feature included in the Convertible Debentures had a fair value of $289,000 at the time of issuance of the Convertible Debentures; such amount is also being expensed over the life of the Convertible Debentures and the unamortized amounts have been deducted from the value of the Convertible Debentures as noted below.  As a result of the rights offering the initial value of the warrants were revalued with minimal change and the value of the Convertible Debenture of $289,000 was revalued at $307,000.

At June 30, 2012, there were 53,846 warrants outstanding and the principal amount of the Convertible Debentures is convertible into 280,682 shares of common stock under the terms of the conversion feature embedded in the Convertible Debentures. The amount of shares of common stock under the conversion feature embedded in the Convertible Debenture was revalued from 269,230 shares to 280,682 as a result of adjustment to the conversion price due to the rights offering.  Because the warrants and the conversion feature embedded in the Convertible Debenture have a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company’s common stock, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date.  At June 30, 2012 and September 30, 2011, the Company evaluated the fair value of the Warrants and the embedded conversion feature of the Convertible Debentures using a binomial valuation model and recorded income in the amount of $186,000 for the three months ended June 30, 2012, and expense in the amount of $102,000 for the nine months ended June 30, 2012, to reflect the net difference between their carrying values at September 30, 2011 and their fair values as of June 30, 2012 using the closing stock price as of June 30, 2012 for a total value of $122,000.

The payment of the entire $350,000 principal amount of the Convertible Debentures is contractually due in the fiscal year ending September 30, 2014. The Company has evaluated the likelihood of satisfying the liability associated with the financial instruments in fiscal 2012 and has concluded that the classification of this liability is non-current at June 30, 2012

On March 16, 2012, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering in which existing stockholders of the Company will receive non-transferable rights to purchase $4.2 million of additional shares of its common stock. Under the terms of the rights offering, the Company distributed, at no charge to the holders of its common stock as of the record date of April 10, 2012, non- transferable subscription rights for each share of common stock owned on the record date.  Each subscription right entitled the holder to purchase 0.532 shares of the Company’s common stock at a price of $1.30 per share. The rights offering also includes an over-subscription privilege, which entitled a holder who exercises its basic subscription privilege in full the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right.

In connection with the rights offering, on April 30, 2012, the Company entered into a standby purchase agreement with Wynnefield Capital, Inc. (“Wynnefield Capital”), which owned, prior to the rights offering, approximately 21% of the Company’s Common Stock through certain affiliated entities. Pursuant to the standby purchase agreement, Wynnefield Capital (or affiliated assignees) agreed to acquire from us in the rights offering, subject to the satisfactions of specified conditions, the shares of common stock that relate to any rights that remain unexercised at the expiration of the rights offering. Mr. Peter Black, a member of our board of directors, is a n employee of Wynnefield Capital. We entered into a registration rights agreement with Wynnefield Capital whereby we will, at our cost and expense, register for resale under the Securities Act of 1933, all shares of common stock beneficially owned by Wynnefield Capital, including shares purchased by Wynnefield Capital in the rights offering. We have agreed to file a registration statement with the SEC within 90 days of closing of the rights offering.

The Company completed the closing of the rights offering on June 15, 2012 and raised gross proceeds of $4.2 million from the sale of 3,230,769 shares of its common stock.  As a result, the total number of shares of the Company’s common stock outstanding increased to 9,305,702 shares.  Officers and directors purchased an aggregate of 137,678 shares in the rights offering and entities affiliated with Wynnefield Capital purchased a total of 2,840,251 shares of our common stock.

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

In December 2011, the FASB amended disclosure concerning offsetting assets and liabilities.  The amendments in the update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

In July 2012, the FASB further amended existing guidance on testing indefinite lived intangible assets for impairment.  The amendments are intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  This update applies to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

(9) MANAGEMENT TRANSITION AND NEW CHIEF FINANCIAL OFFICER

On June 25, 2012, the Company entered into an employment agreement with Ms. Kathryn M. JohnBull pursuant to which she became the Company’s Chief Financial Officer commencing on June 25, 2012.  On June 25, 2012, the Company’s employment of John E. Kahn, who had served as its Chief Financial Officer, terminated. As of the date of this report, no new compensatory or severance arrangements have been entered into in connection with Mr. Kahn’s departure.  The following is a description of the Company’s employment agreement with Ms. JohnBull, which is qualified in its entirety by reference to the full text of such agreement.

The employment agreement is for an initial term of three years from its commencement date of June 25, 2012. Under the employment agreement, Ms. JohnBull will receive a base salary of $225,000 per annum and may receive an annual bonus of up to 50% of base salary based on performance targets and other key objectives established by the Management Resources and Compensation Committee of the board of directors; however, $31,000 of the annual bonus for her initial year of employment is guaranteed.  The Company granted Ms. JohnBull options to purchase 250,000 shares of common stock under its 2006 Long Term Incentive Plan, as amended, subject to vesting. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company’s common stock on the commencement date of her employment.  In the event of the termination of employment by us without “cause” or by her for “good reason”, she will be entitled to a severance payment of 12 months of base salary and will be entitled to a payment equal to 12 months of base salary if her employment is terminated in connection with a change in control of the Company.

(10) SUBSEQUENT EVENTS:

Management evaluated subsequent events through the date these financial statements were issued. Based on this evaluation, the Company has determined that certain subsequent events have occurred which require disclosure through the date that these financial statements are issued.

With respect to the Company’s guarantee under the Agreement described in Note 6 — Note Payable, above, the Company believes that its guarantee with respect to one-half of the aggregate amount of New Shares was extinguished as of July 22, 2012. With respect to the remaining potential guarantee, the Company is in the process of reconciling information pertaining to sales of New Stock consummated by a Seller in order to ascertain its potential liability under this arrangement. As of August 6, 2012, the Company estimates that its liability under this Agreement will not exceed $355,500.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”), Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). DLH desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable DLH to do so. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause DLH’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this report: our ability to secure contract awards, including the ability to secure renewals of contracts under which we currently provide service; our ability to enter into contracts with United States Government facilities and agencies on terms attractive to us and to secure orders related to those contracts; changes in the timing of orders for and our placement of professionals and administrative staff; the overall level of demand for the services we provide; the variation in pricing of the contracts under which we place professionals; our ability to manage growth effectively; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives); economic, business and political conditions domestically; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; the loss of key officers, and management personnel; the competitive environment for our services; the effect of recognition by us of an impairment to goodwill and intangible assets; other tax and regulatory issues and developments;  the effect of adjustments by us to accruals for self-insured retentions; our ability to obtain any needed financing; our ability to attract and retain sales and operational personnel; and the effect of other events and important factors disclosed previously and from time to time in DLH’s filings with the U.S. Securities and Exchange Commission.

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

Critical Accounting Policies and Estimates

See Note 2 of DLH’s 2011 Annual Report on Form 10-K as well as “Critical Accounting Policies and Estimates” contained therein for a discussion on critical accounting policies and estimates.

In accordance with applicable accounting standards, DLH does not amortize goodwill. DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2011, we performed a goodwill impairment analysis. For the purposes of this analysis, our estimates of fair value are based on the income approach, which estimates the fair value of the DLH Solutions unit based on the future discounted cash flows. Based on the results of the work performed, the Company has concluded that no impairment loss on goodwill was warranted at September 30, 2011. Major assumptions in the valuation study were the estimates of probability weighted future cash flows, the estimated terminal value of the company and the discount factor applied to the estimated future cash flows and terminal value. Estimates of future cash flows were developed by management having regard to current expectations and potential future opportunities. A terminal value for the forecast period was estimated based upon data of public companies that management believes to be similar with respect to the Company’s economics, products and markets. The discount factor used was a cost of capital estimate obtained from a leading third party data provider. The resulting estimated fair value of goodwill exceeded the carrying value at September 30, 2011 by more than 100%, resulting in no impairment charge being taken against goodwill. However, a non-renewal of a major contract (see Note 2—Liquidity) or other substantial changes in the assumptions used in the valuation study could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.  DLH has concluded as of June 30, 2012, that there is not any required write off of goodwill.  If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions reporting unit.

Intangible Assets

As required by applicable accounting standards, DLH did not amortize its tradenames, an indefinite life intangible asset. DLH reviewed its indefinite life intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicated that an asset’s carrying amount was greater than its fair value. On September 15, 2011, the Board of Directors of DLH approved the change of the corporate name of TeamStaff GS to DLH Solutions and also approved a plan to change the corporate name of the Company to DLH Holdings Corp. In connection with these actions, the Company will cease further use of the DLH trademark and implement new marketing and branding initiatives associated with the new corporate identity being adopted by the Company. As a result of the corporate name change, abandoning the use of the DLH name and associated rebranding efforts being implemented by the Company, the Company concluded that it was required to record a non-cash impairment charge with respect to the value of the “DLH” trademark of $2.6 million to fully write-off the value of this trademark during the fourth quarter of fiscal 2011.

Income Taxes

DLH accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2012 and 2011, the Company recorded a 100% valuation allowance against its net deferred tax assets of approximately $15.6 million.

Overview

Business Description

DLH, Holdings Corp., incorporated in New Jersey, provides healthcare delivery solutions, logistics & technical services, and contingency/staff augmentation services to government agencies including the Department of Veteran Affairs, the Department of Defense, and other clients. The Company principally operates through its wholly-owned subsidiary DLH Solutions, Inc. (“DLH Solutions”) and is headquartered in Atlanta, Georgia.

Name Change

In February 2012, the Company’s shareholders approved a proposal to change its corporate name to DLH Holdings Corp. On June 25, 2012 the Company filed an amendment to its certificate of incorporation to implement the change in its corporate name to DLH Holdings Corp.  The Company’s common shares will continue to trade on the Nasdaq Capital Market and its new ticker symbol is “DLHC” which became effective on June 27, 2012 at the market’s open.  The name change is a reflection of the Company’s refined and enhanced business strategy which began approximately two years ago.  In recent months the Company undertook a major rebranding effort, which included the change in corporate name of our principal operating subsidiary to DLH Solutions, Inc., the launch of new corporate website at www.dlhcorp.com, and other communications and marketing measures to establish the “DLH” brand and create associated brand equity.

Business Units

As part of our overall strategic planning process, the Company realigned its business into three operating units: Healthcare Delivery Solutions, Logistics &  Technical Services, and Contingency/Staff Augmentation. This structure enables us to leverage our core competencies and drive towards profitable growth within our expanded target markets.  We recognize that some business units may grow faster than others as a result of acquisitions or disposition of business. In either case, we intend to enhance our delivery of quality products and services.

Healthcare Delivery Solutions

The Healthcare Delivery Solutions business unit, provides a broad continuum of care for our nation’s servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy), and an Armed Forces Retirement Facility. We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US along with differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. Healthcare Delivery Solutions is one of our strategic focus areas for growth and a major business area that DLH Solutions services. As more and more Federal and DoD programs increase their performance-based requirements, DLH Solutions’ workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and trauma brain injury, medical systems analysis, and medical logistics. Allied support includes a wide range including MRI technology, diagnostic sonography, phlebotomy, dosimetry, physical therapy, pharmaceuticals and others. In fiscal 2011, approximately 45% of our revenue was derived from the Healthcare Delivery Solutions business unit.  Year to date in fiscal 2012, approximately 54% of our revenue was derived from this business unit.

Logistics & Technical Services

The Logistics & Technical Services business unit draws heavily upon our proven logistics expertise and processes. Our project manager’s expertise ranges from career government support employees to retired military veterans that have extensive logistic experience. The experience of DLH Solutions’ project managers is diverse from operational unit level to systems command/headquarters program office experience. Our core competencies include; supply chain management, performance-based logistics, distribution center and inventory management, statistical process control, packaging/handling/storage & transportation, and supply support operations. In addition, it embodies program and project management, systems engineering and applicable information technology services, integrated logistics support (including operational systems), readiness assessments, training, equipment and non-tactical vehicle operations and maintenance, hazardous material management, facilities and shipyard support services and more. DLH Solutions also provides logistics and administrative professionals to the federal government specializing in logistics, office administration, IT, and facilities/warehouse management.

Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. In fiscal 2011, over 50% of our revenue was derived from the Logistics & Technical Services business unit.  Year to date in fiscal 2012, approximately 45% of our revenue was derived from this business unit.

Contingency/Staff Augmentation

The Contingency/Staff Augmentation business unit provides disaster and emergency response services and civilian workforce augmentation services. For example, the Company’s outstanding track record of response during hurricanes Rita and Katrina demonstrated its ability to support major federal and DoD opportunities in this area. General staffing and selective recruitment process outsourcing are key components of this service area. Less than 5% of fiscal 2011 revenue was derived from the Contingency/Staff Augmentation line of service.  Year to date in fiscal 2012, approximately 1% of our revenue was derived from this business unit.

Management believes that streamlining the Company’s strategic focus around these three business units enables us to better align its resources and make prudent investment decisions built around a cohesive set of goals and objectives. Equally important in this strategic alignment process is the decision to exit markets where the cost to entry was high and the profit margins too low.

Recent Business Trends

The Federal Government continues to experience delays in awarding new contracts and committing new funds while they debate means to reduce the national debt and stimulate the economy.  The Administration is attempting to balance decisions regarding defense, homeland security, and other federal spending priorities in a greatly constrained fiscal environment imposed by the enactment of the Budget Control Act of 2011 (Budget Act), which reduces defense spending by $487 billion over a ten-year period starting in fiscal 2012.  From an overall budget perspective it is likely that government discretionary spending will be constrained for several years to come.  Though specific funding priorities are subject to change from year to year, we believe that our strategic business alignment around DoD and Veterans healthcare and logistics sustainment services allows us to remain well-placed to address what we consider are top national priority budget areas (along with cyberspace and intelligence).  As with other companies operating in the Federal government market, the possibility remains, however, that one or more of our targeted programs could be cut back or terminated as a result of the Administration’s decisions.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended
	June 30,	June 30,
Condensed Consolidated Statement of Operations:	2012	2011

Revenues	100.0%	100.0%
Direct xpenses	87.4%	85.7%
Gross profit	12.6%	14.3%
General and administrative	15.4%	16.6%
Severance	1.9%	0.1%
Depreciation and amortization expense	0.3%	0.3%
Loss from operations	-5.0%	-2.6%
Other income (expense)	0.5%	-1.3%
Loss from continuing operations before tax	-4.5%	-3.9%
Income tax expense	0.0%	0.0%
Loss from continuing operations	-4.5%	-3.9%
Gain from discontinued operation	0.0%	2.6%
Net loss	-4.5%	-1.3%

	For the nine months ended
	June 30,	June 30,
Condensed Consolidated Statement of Operations:	2012	2011

Revenues	100.0%	100.0%
Direct expenses	87.9%	86.3%
Gross profit	12.1%	13.7%
General and administrative	15.1%	15.5%
Severance	0.6%	0.0%
Depreciation and amortization expense	0.2%	0.3%
Loss from operations	-3.8%	-2.1%
Other income (expense)	-0.7%	-0.9%
Loss from continuing operations before tax	-4.5%	-3.0%
Income tax expense	0.0%	0.0%
Loss from continuing operations	-4.5%	-3.0%
Gain from discontinued operation	0.0%	0.9%
Net loss	-4.5%	-2.1%

Revenues

Revenues from DLH’s continuing operations for the three months ended June 30, 2012 and 2011 were $12.6 million and $10.6 million, respectively, which represents an increase of $2.0 million or 19.3% despite extended government delays in major awards. The increase in operating revenues is due primarily to new business awards.

Revenues from DLH’s operations from the nine months ended June 30, 2012 and 2011 were $36.7 million and $31.2 million respectively, which represents an increase of $5.1 million or 16.2% over the prior fiscal period.  The increase in revenues from continuing operations is due primarily to the impact of new business awards.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), direct material, subcontracts, other direct costs, and overhead. Direct expenses from continuing operations for the three months ended June 30, 2012 and 2011 were $11.0 million and $9.1 million, respectively, which represent an increase of $1.9 million or 21.6%. This increase is a result of increased direct labor and related expenses attributable to the increase in revenue.  As a percentage of revenue from continuing operations, direct expenses were 87.4% and 85.7%, respectively. See the discussion on gross profit directly below for an explanation of the increase in direct expenses as a percentage of revenue.

Direct expenses for the nine months ended June 30, 2012 and 2011 were $32.3 million and $27.3 million.  As a percentage of revenue, direct expenses were 87.9% and 88.0%, respectively, for the nine months ended June 30, 2012 and 2011.

Gross Profit

Gross profit for the three months ended June 30, 2012 and 2011 was $1.6 million and $1.5 million, respectively, which represents a increase of $0.1 million or 5.1%. Gross profit from continuing operations, as a percentage of revenue, was 12.6% and 14.3%, for the three months ended June 30, 2012 and 2011, respectively.  While gross profit benefited from the additional volume of revenue, the average unit price of hours delivered decreased year over year, reflecting the competitive marketplace, yielding lower gross margins overall, as a percent of revenue.  Average cost of performance per hour decreased year over year.

Gross profit for the nine months ended June 30, 2012 and 2011 were $4.4 million and $4.3 million, respectively which represents an increase $0.1 million or 2.7% over the prior fiscal year period. Gross profit from continuing operations, as a percentage of revenue, was 12.1% and 13.7%%, for the nine months ended June 30, 2012 and 2011, respectively. As discussed above, the competitive pressures on contract price contributed most significantly to the reduction in gross margins as a percent of revenue.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts, administration, human resources, management information systems, and business development. G&A expenses for the three months ended June 30, 2012 and 2011 were $2.2 million and $1.8 million, respectively, which represent an increase of $0.4 million, or 23.8%. The key contributors to the year over year growth in G&A expenses were the severance expenses of  $0.2 million related to staff adjustments in the three months ended June 30, 2012 as well expanded new business development activity related to proposals delivered.

G&A expenses for the nine months ended June 30, 2012 and 2011 were $5.8 million and $4.9 million, respectively, which represent an increase of $0.9 million, or 18.1%. The key contributors to the year over year growth in G&A expenses were the severance expenses of  $0.2 million related to staff adjustments in the nine months ended June 30, 2012, costs associated with start up of new contracts during the year, noncash expense associated with stock grants and  expanded new business development activity related to proposals delivered.

Depreciation and Amortization

Depreciation and amortization expense was approximately $37,000 and $28,000 for the three months ended June 30, 2012 and 2011, respectively.  Depreciation and amortization expense was approximately $87,000 for the nine months ended June 30, 2012 and 2011, respectively.

Loss from Operations

Loss from operations for the three months ended June 30, 2012 was $0.6 million as compared to loss from operations for the three months ended June 30, 2011 of $0.3million.

Loss from operations for nine months ended June 30, 2012 was $1.4 million as compared to loss from operations for the nine months ended June 30, 2011 of $0.6 million.  The additional loss is principally related to increased G&A expenses in the three and nine months ended June 30, 2012, as described above.

Other Expense

Other income was $57,000 for the three months ended June 30, 2012 as compared to other expense of $135,000, for the three months ended June 30, 2011.  The difference is primarily due to the change in the fair value ascribed to the derivative financial instruments associated with our warrants and convertible debentures in the amount of $186,000.

Other expense was $0.3 million, for the nine months ended June 30, 2012 and 2011, respectively. Key drivers were an increase of $129,000 in amortization of deferred financing costs, offset by a benefit from the change in the fair value ascribed to the derivative financial instruments associated with our warrants and convertible debentures of $102,000.

Income Tax

The Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the three and nine months ended June 30, 2012 and 2011, the Company recognized no tax expense.

Loss from Continuing Operations

Loss from continuing operations for the three months ended June 30, 2012 was $0.6 million, or ($0.09) per basic and diluted share, as compared to loss from continuing operations of $0.4 million, or ($0.07) per basic and diluted share for the three months ended June 30, 2011.

Loss from continuing operations for the nine months ended June 30, 2012 was $1.7 million, or ($0.27) per basic and diluted share, as compared to loss from continuing operations of $0.9 million, or ($0.17) per basic and diluted share for the nine months ended June 30, 2011.  The increase in loss from continuing operations reflect the same factors resulting in the increased loss from operations.

Net Loss

Net loss for the three months ended June 30, 2012 was $0.6 million, or ($0.09) per basic and diluted share, as compared to net loss of $0.1 million, or ($0.02) per basic and diluted share for the three months ended June 30, 2011.

Net loss for the nine months ended June 30, 2012 was $1.7 million, or ($0.27) per basic and diluted share, as compared to net loss of $0.7 million, or ($0.12) per basic and diluted share for the nine months ended June 30, 2011.

Other Data

Earnings (Loss) Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the three months ended June 30, 2012 was ($498,000) as compared to ($225,000) for the three months ended June 30, 2011.   The additional loss is primarily attributable to the increased G&A expense described above.

Earnings (Loss) Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the nine months ended June 30, 2012 was ($1,003,000) as compared to ($439,000) for the nine months ended June 30, 2011, largely due to increased G&A expenses described above.

Potential Contractual Billing Adjustments

DLH Solutions is currently seeking approval from the Federal government for retroactive billing rate increases associated with certain government contracts covered by the Service Contract Act. These adjustments are due to changes in the contracted wage determination rates for employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers which the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits found prevailing in these localities. An audit by the DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to DLH Solutions in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, DLH recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At June 30, 2012 and September 30, 2011, the amount of the remaining accounts receivable with the DVA approximates $9.3 million. The Company has been and continues to be in discussions with representatives of the DVA and the DOL regarding the matter and currently anticipates resolution during fiscal 2012.  Most recently, on April 16, 2012, the DVA incorporated formal signed contract modification documentation into the Company’s historical contracts to reflect relevant wage determinations. The Company is currently in the process of negotiating a final amount related to indirect costs and fees applied to these amounts. As such, there may be additional revenues recognized in future periods once the final approval for such additional amounts is obtained. The ranges of additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. At present, the Company expects to collect such amounts during fiscal 2012 based on current discussions and collection efforts. Because these amounts remain subject to government review, no assurances can be given that we will receive any additional amounts from our government contracts or that if additional amounts are received, that the amount will be within the range specified above.

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

	For the three months		For the nine months
	ended		ended
	June 30		June 30
	2012	2011	2012	2011
Net loss from continuing operations	$(568)	$(410)	$(1,672)	$(930)
(i) Interest and other expenses (net)	(57)	135	273	299
(ii) provision for taxes	—	—	—	—
(iii) amortization and depreciation,	37	28	87	87
(iv) G&A expenses —equity grants	90	22	309	105
(v) impairment charges	—	—	—	—
EBITDA adjusted for other non-cash charges	$(498)	$(225)	$(1,003)	$(439)

Liquidity and Capital Resources; Commitments

At June 30, 2012 the Company had a net working capital deficit of approximately $1.1 million and an accumulated deficit of approximately $67.1 million. For the three and nine months ended June 30, 2012, the Company incurred an operating loss and net loss of approximately $0.6 million and $1.7 million respectively.

In fiscal 2011 the Company completed measures to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers collectively provided $500,000 of additional capital to the Company.  As described in Note 7, $150,000 of such capital was provided on March 31, 2011 through equity investment and $350,000 of such capital was provided in July 2011 by Wynnefield Capital through the sale of convertible debentures. The debentures are convertible into shares of our common stock at an initial rate of $1.30, subject to adjustment for certain customary events and in accordance with a weighted-average anti-dilution formula, subject to certain exclusions. As a result of the rights offering, the conversion rate of the debentures was adjusted to $1.25.   We had issued Wynnefield Capital warrants to purchase 53,846 shares of common stock in consideration of their commitment to provide this additional financing. These warrants are exercisable for five years and following the completion of our rights offerings, the exercise price of the warrants was adjusted from $1.00 to $0.96 per share.

In addition, as described in Note 6, on February 9, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Further, in May 2012, we entered into another amendment to the Loan Agreement pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. However, as described in greater detail below under the caption “Loan Facility”, our ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable.

At June 30, 2012, based on current eligible receivables the amount of unused availability was $588,000.  The amount outstanding as of June 30, 2012 was $1,464,000. In addition, as described in greater detail below, the parties have amended certain other provisions of the Loan Agreement, including an extension of the term of the Loan Agreement for an additional year and the Lender agreed not to seek to terminate the Loan Agreement without cause until after December 31, 2012. In addition, pursuant to its current credit facility, the financial institution also has the ability to terminate the Company’s line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company’s circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the Company has not experienced and the financial institution has not declared an event of default.

On March 16, 2012, we filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering in which our existing stockholders received non-transferable rights to purchase $4.2 million of additional shares of our common stock. Under the terms of the rights offering, we distributed to the holders of our common stock non- transferable subscription rights for each share of common stock owned on the record date.  Each subscription right entitled the holder to purchase

0.532 shares of our common stock at a price of $1.30 per share. In connection with the rights offering, on April 30, 2012, we entered into a standby purchase agreement with Wynnefield Capital, Inc. (“Wynnefield Capital”), which owned, prior to the rights offering, approximately 21% of our Common Stock (excluding common stock warrants and a convertible note) and post rights offering, approximately 44% of our Common Stock (excluding common stock warrants and a convertible note)  through certain affiliated entities.  Pursuant to the standby purchase agreement, Wynnefield Capital (or affiliated assignees) agreed to acquire from us in the rights offering, subject to the satisfactions of specified conditions, the shares of common stock that related to any rights that remained unexercised at the expiration of the rights offering. We completed the closing of the rights offering on June 15, 2012 and raised gross proceeds of $4.2 million from the sale of 3,230,769 shares of our common stock.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.1 million as of June 30, 2012; (b) the amounts available under its line of credit (which, in turn, is limited by a portion of the amount of eligible assets); (c) forecasted operating cash flow including timely collection of the retrospective billings; (d) the ultimate non-payment of certain liabilities and recorded guarantees currently contested by the Company or not expected to be settled in cash (see Note 6 to the accompanying consolidated financial statements) (classified as current at June 30, 2012) in fiscal 2012, or the applicable portion of 2013; and (e) effects of cost reduction programs and initiatives; should be sufficient to support the Company’s operations for twelve months from the date of these financial statements.  However, should any of the above referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months.  In such an event, management may be forced to make further reductions in spending or to seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA. On November 1, 2011, the Company commenced work under a single source Blanket Purchase Agreement with the DVA awarded to the Company in May 2011 and that represents both retention of existing work and expansion of new business at additional DVA locations. The maximum total value under this award is presently expected to be approximately $145,000,000 pursuant to site-specific task orders to be rendered by the DVA. The term of the award is for up to five years expiring October 31, 2016. The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement effectively provides for renewal and expansion of contracts that generated, in aggregate, approximately 45% of its revenue in the fiscal year ended September 30, 2011, in respect of which the Company previously held order cover through December 31, 2011, under existing contracts. In addition, the Company also holds contractual order cover through various dates in fiscal 2012 in respect of DVA contracts that generated close to a further 50% of its revenue in the fiscal year ended September 30, 2011, which are not currently the subject of requests for proposals and may in due course be further extended by the DVA on a sole source basis, although no assurances can be given that this will occur. The Company’s results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA of suffer a significant diminution in the quantity of services that they procure from the Company.

Cash from operating activities

Net cash used in operating activities for the nine months ended June 30, 2012 was $2.2 million.  The net cash used in operating activities for the nine months ended June 30, 2011 was $2.3 million.

Cash from investing activities

Net cash used in investing activities for the nine months ended June 30, 2012 of $137,000 was principally due to capital expenditures. The cash used in investing activities for the nine months ended June 30, 2011 was $24,000.

Cash from financing activities

Net cash provided by financing activities for the nine months ended June 30, 2012 was $4.7 and $1.9 million for the nine months ended June 30, 2012 and 2011, respectively, principally from the   completion of our previously announced rights offering during the quarter ended June 30, 2012 and from borrowings under our Loan Facility.

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year secured loan facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. The February 2011 amendment also extended the term of the Loan Agreement by 12 months, to July 29, 2013.

In May 2012, we entered into a further amendment to the Loan Agreement (the “Fifth Amendment”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. Our ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions. The Fifth Amendment provides for an initial sublimit under the maximum loan amount of $3,000,000 (the “Initial Sublimit”) and an adjusted sublimit of $4,000,000 (the “Adjusted Sublimit”). The Initial Sublimit of $3,000,000 will remain in effect until the satisfaction of the following conditions: (i) the repayment of the $500,000 over-advance accommodation agreed to by Lender as of May 9, 2012, (ii) our demonstration of the need for the increase, (iii) our continued compliance with the Loan Agreement, and (iv) Lender, in its sole discretion, agrees to increase the Initial Sublimit. In the event that the foregoing conditions are satisfied, the credit available under the Loan Agreement shall remain subject to the Adjusted Sublimit until the parties receive any required waivers or consents from the holders of the Company’s subordinated Convertible Debentures issued as of July 28, 2011 and Lender, in its sole discretion, agrees to such further increase. In addition, the increased availability under the unbilled accounts facility of the Loan Agreement is subject to the satisfaction of the same conditions that are applicable to Initial Sublimit. Accordingly, until these conditions are satisfied, the current borrowing limits remain in effect.

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

Under the Loan and Security Agreement, interest accrues at the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The average daily outstanding balance on the facility for the three months June 30, 2012, was $1.5 million. The interest rate in effect at June 30, 2012 and 2011 was 5.2% and 5.5%, respectively. At June 30, 2012, the amount of the unused availability under the line was $302,000. The amount outstanding on the loan as of June 30, 2012 was $1,464,000.   On May 9, 2012, the Lender agreed to allow the Company to borrow up to $500,000 under the facility in excess of the eligible collateral, but subject to the maximum loan amount of $3,000,000. This arrangement expired with the closing of the rights offering on June 15, 2012.  There were no advances against this facility.

The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company’s ability to engage in certain transactions. Among other matters, under the loan agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender agreed to eliminate the tangible net worth covenant as part of the Fifth Amendment.

The Lender may terminate the Loan Agreement at any time upon 60 days written notice after December 31, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company’s circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral.

In consideration of the Lender entering into the Fifth Amendment, we agreed to pay a monthly collateral monitoring fee, a documentation fee and at the time that we may borrow amounts in excess of the Initial Sublimit, an origination fee of 1% of the increased availability.

The Company has concurrently executed a Corporate Guaranty Agreement with Lender pursuant to which it has guaranteed all of the obligations of DLH Solutions under the Loan Agreement.

Payroll Taxes

DLH has received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, DLH has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH had retained the services of Ernst & Young LLP as a consultant to assist in resolving certain of these matters with the IRS and Social Security Administration. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest and the remaining liability ($1.3 million at June 30, 2012) has been recorded in accounts payable and includes estimated penalties and interest currently sought by the IRS totaling approximately $500,000.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and may incur possible additional penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in the future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2011 or fiscal 2012. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Loan Payable (1)	$2,175	$2,175	$—	$—
Operating Leases (2)	682	162	418	102
Convertible Debentures	350	—	350	—
Total Obligations	$3,207	$2,337	$768	$102

(1)                        Represents the amounts recorded in respect of remaining notes payable related to the acquisition of DLH Solutions, the loan payable due to Presidential in accordance with the loan agreement and capital lease obligations.

(2)                        Represents lease payments net of sublease income.

Settlement Agreement

DLH and DLH Solutions entered into a settlement agreement dated as of July 22, 2011 (the “Agreement”) with Roger Staggs and E. Barry Durham, the former principals of RS Staffing Services, Inc. (together, the “Sellers”). The Sellers were the holders of certain promissory notes issued by DLH, Inc. in the aggregate principal amount of $1,500,000 (the “Notes”). The claims resolved by the Settlement Agreement concern DLH’s claim of indemnification of approximately $1,800,000 arising out of the acquisition by DLH, Inc. of RS Staffing Services, Inc. in June 2005 and certain counterclaims by the Sellers against DLH, including payment under the Notes. Pursuant to the Agreement, the Company paid $200,000 in cash to the Sellers, issued them an aggregate of 300,000 shares of common stock of DLH, Inc., valued at $795,000, the fair value of the stock at July 22, 2011. The Company also agreed to permit the Sellers to resell an aggregate of 201,724 other shares of common stock of DLH already held by them, against which the Company had previously placed a stop order to prevent their resale. The Sellers agreed to orderly sale limitations with respect to their ability to resell all their shares of common stock of DLH. In accordance with these limits, during the 90 day period commencing on the effective date of the Agreement, neither Seller could resell in excess of 33,000 shares of DLH common stock previously held by them during any 30 day period without our consent.  With respect to the new shares of DLH common stock issued pursuant to the Agreement, commencing on the six month anniversary of the effective date of the Agreement, neither could resell in excess of 25,000 shares during any 30 day period without our consent.  In addition, DLH provided guarantees to the Sellers that the net proceeds to be received by them from the resale of all of the shares of common stock of DLH sold by them pursuant to the Agreement would not be less than certain minimum guarantees. With respect to the shares of common stock of DLH owned by them prior to the effective date of the Agreement (the “Old Shares”), DLH guaranteed to each Seller net proceeds of $100,000 and with respect to the shares of common stock of DLH issued under the Agreement (the “New  Shares”), DLH guaranteed net proceeds of $375,000 to each. The guarantees in respect of the Old Shares were satisfied in full as of September 30, 2011.

The payments of all amounts under the Agreement are secured by the Notes. Upon receipt by the Sellers of (i) the payment of $200,000 made by DLH and (ii) the proceeds realized from the sale of the Old  Shares and New  Shares, or the guarantees, the Notes shall be deemed satisfied in full. In addition, the parties agreed to release each other from any further claims that either may have against the other, except to enforce the Agreement. At June 30, 2012 the maximum remaining contingent liability under the agreement could potentially reach $750,000.

The remaining liability under the Agreement does not accrue interest. The Company has evaluated the status of the Agreement, including the amount of consideration that are contingently owed to the Sellers, as well as the uncertainties inherent in predicting future market conditions and whether the Sellers are able to realize sufficient proceeds on sales of New Shares to satisfy the Company’s guarantee. Based on such analysis, the Company has concluded at June 30, 2012 that the $711,000 recorded obligation (which approximated to the maximum amount of the guarantee) remaining after issuance of the 300,000 New Shares at a total fair value of $795,000 and the cash payment of $200,000 is reasonable. Although no assurances can be given, should the Sellers be able to individually realize proceeds through future sales of New Shares, the Company may reduce the recorded liability in future periods and recognize a gain. There was no gain recognized in fiscal 2011 or the nine months ended June 30, 2012.  As of the date of this Quarterly Report on Form 10-Q, the Company believes that its guarantee with respect to one-half of the aggregate amount of New Shares was extinguished as of July 22, 2012. With respect to the remaining potential guarantee, the Company is in the process of reconciling information pertaining to sales of New Stock consummated by a Seller in order to ascertain its potential liability under this arrangement. Accordingly, the Company currently estimates that its liability under this Agreement will not exceed $355,500..

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

Effects of Inflation

Inflation and changing prices have not had a material effect on DLH’s net revenues and results of operations, as DLH has been able to modify its prices and cost structure to respond to inflation and changing prices.

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

In December 2011, the FASB amended disclosure concerning offsetting assets and liabilities.  The amendments in the update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments.  Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

In July 2012, the FASB further amended existing guidance on testing indefinite lived intangible assets for impairment.  The amendments are intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  This update applies to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements.  The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments other than potentially in future periods in regard to certain derivative instruments or embedded features required to be accounted for as derivative instruments as discussed in Note 6 to the accompanying financial statements. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs. In connection with DLH’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of DLH, and is used to offset workers’ compensation expense. Interest rates payable on these funds have been relatively static and at a level where any further downward rate adjustments would not be expected to result in a material adverse impact on the Company’s exposure to workers’ compensation expense. DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material given the amount of debt subject to variable interest rates and the prime rate interest rate floors of at least 3.25% applied by the Lenders.

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

Changes in Internal Controls

As previously reported, in June 2012, we appointed Kathryn M. JohnBull as our new Chief Financial Officer. Inherent with changes in management is a change in understanding of the control environment, the business processes and internal controls. Management believes that the integration of Ms. JohnBull as our Chief Financial Officer has been successful. There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1:         LEGAL PROCEEDINGS

As a commercial enterprise and employer, we are subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices or other matters. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or cash flows. However, we have been recently advised of a claim by the US Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003 - 2010. These claims appear to be similar to the claims previously disclosed by DLH and related to services provided to the Department of Veterans Affairs by DLH. See “Potential Contractual Billing Adjustments” in the Management Discussion and Analysis. To date no details have been provided and therefore DLH cannot assess either the merits of the claim or the potential impact on DLH. DLH does believe it has acted in conformity with its contractual commitments; nevertheless, there can be no assurance that an adverse decision or settlement would not have a material adverse impact on DLH. See also “Risk Factors” in DLH’s Form 10-K for the fiscal year ended September 30, 2011.

In connection with its medical staffing business, DLH is exposed to potential liability for the acts, errors or omissions of its temporary medical employees. The professional liability insurance policy provides up to $5.0 million aggregate coverage with a $2.0 million per occurrence limit. Although DLH believes the liability insurance is reasonable under the circumstances to protect it from liability for such claims, there can be no assurance that such insurance will be adequate to cover all potential claims.

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2011 and in the prospectus included as part of our registration statement on Form S-1 filed with the SEC in connection with our rights offering, for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and in the prospectus included as part of our registration statement on Form S-1 filed with the SEC in connection with our rights offering.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2012, we sold an aggregate of 2,840,251 shares of our common stock to certain entities affiliated with Wynnefield Capital, Inc. at a subscription price of $1.30 per share upon the exercise of subscription rights issued pro rata to holders of our common stock in connection with our previously announced rights offering. The sale of such shares was made in reliance on the exemption from registration of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). There were no underwriting discounts or commissions paid in connection with such sales.

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:         OTHER INFORMATION

None.

ITEM 6:        EXHIBITS

Exhibits to this report which have previously been filed with the Commission incorporated by reference to the document referenced the following table.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

3.1	Certificate of Amendment to Certificate of Incorporation filed on June 25, 2012	8-K	6/26/12	3.1

10.1	Standby Purchase Agreement dated May 2, 2012	8-K	5/3/12	10.1

10.2	Registration Rights Agreement dated May 2, 2012	8-K	5/3/12	10.2

10.3	Amendment to Secured Promissory Note and Loan Agreement dated as of May 18, 2012	8-K	5/24/12	10.1

10.4	Employment Agreement with Kathryn M. JohnBull	8-K	6/29/12	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101*

The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.

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

DLH, INC.

	By:	/s/ Zachary C. Parker
Zachary C. Parker
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kathryn M. JohnBull
Kathryn M. JohnBull
Chief Financial Officer
(Principal Accounting Officer)

Dated: August 14, 2012