Form 10-K
period 2012-09-30
DLH Holdings Corp.
filed 2012-12-14
CIK 785557

Use these links to rapidly review the document

DLH Holdings Corp. and Subsidiaries Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-18492

DLH HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-1899798 (I.R.S. Employer Identification No.)
1776 Peachtree Street, NW Atlanta, Georgia (Address of principal executive offices)	30309 (Zip Code)

(866) 952-1647
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, PAR VALUE $.001 PER SHARE	THE NASDAQ STOCK MARKET, LLC

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2012): $11,967,618.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: On November 30, 2012, there were 9,265,702 shares outstanding of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

          List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.

          Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2012.

PART I

ITEM 1.    BUSINESS

GENERAL

Company Profile

        For more than 25 years, DLH Holdings Corp. ("DLH") through its subsidiaries, has provided professional services to the U.S. Government. Headquartered in Atlanta, Georgia, DLH employs approximately 1,100 skilled technicians, logisticians, engineers, healthcare and support personnel at more than 25 locations around the United States. DLH's operating subsidiary, DLH Solutions, Inc., is organized into three broad integrated business areas: Healthcare Delivery Solutions, Logistics and Technical Services, and Contingency / Staff Augmentation Services. Our government customers, a majority of whom are within the Departments of Defense ("DoD") and Veterans Affairs ("DVA"), benefit from proven leadership processes, technical excellence, industry-leading productivity and affordability enhancement tools, and Lean Six Sigma-based quality improvement processes.

        In February 2012, the Company's shareholders approved a proposal to change its corporate name to DLH Holdings Corp. This change was driven by management in order to better align the Company's branding with its core competencies and revised strategic focus. On June 25, 2012 the Company filed an amendment to its certificate of incorporation to implement the change in its corporate name to DLH Holdings Corp. (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our"). DLH's corporate headquarters and its principal executive offices are located at 1776 Peachtree Street, Atlanta, Georgia 30309.

Corporate History

        DLH Holdings Corp. was originally incorporated in New Jersey in 1969 as a payroll staffing company. Through several strategic transactions over recent decades, the Company has evolved considerably and in early 2010, made the strategic decision to build the Company around its government services entity, DLH Solutions, Inc. This transformation began with the divestiture of its commercial business and replacement of the CEO and CFO of the Company with executives with skills and experience more closely aligned with the Company's new direction. The Company is now completely focused on government services both as a prime contractor as well as a partner with other government contractors. The Company's other wholly-owned subsidiaries are not actively operating.

Strategic Development

        In late 2010, the Company realigned its business into three broad integrated business areas: Healthcare Delivery Solutions, Logistics & Technical Services, and Contingency/Staff Augmentation. This structure enables us to leverage our core competencies and drive towards profitable growth within our focused target markets. We intend to strategically enhance the Company's value through sustainable, profitable growth leveraging our core competencies and performance track record within current customers and adjacent markets.

        During fiscal 2011, the Company continued to strengthen its leadership team and its business base, with substantial competitive contract wins (including renewals within the Department of Veterans Affairs), leading to a contract backlog of approximately three times revenue at year end. In fiscal 2011, the Company reported its first major prime DoD IDIQ contract awards, including the Navy's Seaport-e contract. In addition, Management initiated a strategic market advisory board consisting of two former high-ranking military officers aligned with the Company's top strategic focus areas (Healthcare and Logistics). During fiscal 2012, the Company invested in key initiatives to bolster its performance, roll-out its market differentiators, enhance performance tracking and reporting, and achieve government certification of its business systems. The company made significant progress toward achieving these goals during fiscal 2012.

        The Company operates primarily through prime contracts awarded competitively through full and open competition by the government. Additionally, the Company has a diverse mix of contract vehicles with various agencies of the United States Government, which we expect to support our overall corporate growth strategy. The majority of our contracts are fixed-price type contracts that were awarded on a best-value basis. As such, the Company has developed and continues to leverage a suite of solution offerings geared toward enhancing performance and productivity while reducing costs to its US government clients. With a voluntary turnover rate in the low single digits, the Company continues to demonstrate that it values and effectively supports its workforce. In addition, we have implemented a Quarterly Performance Review program which provides effective oversight to ensure that we meet or exceed safety, technical, quality, schedule, cost and customer satisfaction objectives on our projects. We also utilize various components of Lean Six Sigma and other management techniques to achieve continuous improvement. We believe that since 2010, the Company's track record of growth and improved results of operations are leading indicators of the effectiveness of these and other measures.

Major Lines of Business

Healthcare Delivery Solutions

        The Healthcare Delivery Solutions business unit, provides a broad continuum of care for our nation's servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. Healthcare Delivery Solutions is one of our strategic focus areas for growth and a major business area that DLH Solutions services. As more and more Federal and DoD programs increase their performance-based requirements, DLH Solutions' workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumic brain injury management, medical systems analysis, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies. In fiscal 2012, approximately 54% of our revenue was derived from the Healthcare Delivery Solutions business unit.

Logistics & Technical Services

        The Logistics & Technical Services business unit draws heavily upon our proven logistics expertise and processes. DLH resources possess expertise covering a wide range of logistics, readiness, and project engineering. The experience of DLH Solutions' project personnel is diverse from operational unit level to major systems and program office experience. Our core competencies include; supply chain management, performance-based logistics, distribution center and inventory management, statistical process control, packaging/handling/storage & transportation, configuration management, readiness planning and supply support operations. In addition, we provide program and project management, systems engineering and applicable information technology services, integrated logistics support (including operational systems), readiness assessments, training, equipment maintenance, hazardous material management, facilities and shipyard support services and more. DLH Solutions also provides professional staff to the federal government specializing in logistics, office administration, IT, and facilities/warehouse management.

        Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. In fiscal 2012, over 45% of our revenue was derived from the Logistics & Technical Services business unit.

Contingency/Staff Augmentation

        The Contingency/Staff Augmentation business unit provides disaster and emergency response services and civilian workforce augmentation services. General staffing and selective recruitment process outsourcing are key components of this service area. Less than 1% of fiscal 2012 revenue was derived from the Contingency/Staff Augmentation line of service.

Recent Business Trends

        Though the recent Federal election is now behind us, the uncertainty surrounding the budget deficit negotiations and potential sequestration continues to cause delays in funding and contract awards by government program offices. While it is unclear whether sequestration will occur and what the exact impact of it would be, we are continuously reviewing our operations and new pursuits in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we may experience reduced funding on some of our targeted programs, we do not expect the cancellation of any of our major programs. In addition, financial developments in the U.S., Europe and emerging markets will continue to have a significant impact on U.S. Gross Domestic Product growth and in turn, U.S. fiscal deficits for the foreseeable future.

        In addition, the government has continued to change the manner in which it purchases goods and services. We have noticed an increased emphasis on the use of low priced, technically acceptable proposal evaluations, which could challenge our ability to maintain value added differentiation to our solutions. Further, we have also seen a reduced rate of usage of T&M and sole-source contracts along with a commitment to expand small business set asides. In addition, more scrutiny is being placed on the amount of fee bid on cost reimbursable type contracts. Pricing competition is taking on an increasing role in best value determinations with more detailed pricing oversight.

        Based on the above considerations, from an overall budget perspective it is likely that government discretionary spending will be constrained for several years to come. Although specific funding priorities are subject to change from year to year, we believe that our strategic business alignment around DoD and Veterans healthcare and logistics sustainment services allows us to remain well-placed to address what we consider are top national priority budget areas (along with cyberspace and intelligence). We particularly benefit from the multi-year budgeting process unique to the Department of Veterans Affairs. As with other companies operating in the Federal government market, the possibility remains, however, that one or more of our targeted programs could be cut back or terminated as a result of the budget deficit negotiations.

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

Customers

        Our primary customers are agencies of the U.S. Government. Total revenue from all agencies of the U.S. Government accounted, either directly or indirectly, for 100% of our total revenue during the 2012 fiscal year. Our largest service line is healthcare, which accounted for approximately 54% and 45% of revenue in fiscal 2012 and 2011, respectively. Within the U.S. Government, our largest customer in fiscal 2012 and 2011 continued to be the DVA with whom the Company held over a dozen unique contracts and/or task orders for logistics, pharmaceutical, and other medical services covering a substantial percentage of the Company's revenues as discussed in Note 13 to the accompanying consolidated financial statements. During fiscal 2011 the Company was awarded contracts with an estimated value of up to $145 million for pharmaceutical and other medical services during a period of up to five years which will both retain and expand its business with the DVA. Work under this contract began November 1, 2011. Accordingly, DLH Solutions remains particularly dependent on the continuation of its relationship with the DVA. See Risk Factors in Part I, Item 1A.

        The DVA's mission is one of service to the 27 million veterans who have served our country. To accomplish this mission, the DVA provides various products and services to veterans by working closely with various industry partners. These products and services include medical care, benefits, and social programs for the veteran community throughout the country.

        We currently hold multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. During the fiscal year ended September 30, 2012 our federal supply schedule contract for professional and allied healthcare services was extended through June 30, 2017. In October 2012, our logistics worldwide services contract was extended through November 2017.

        We provide services to the U.S. Government pursuant to a variety of contract types, including fixed-price awards, indefinite delivery/indefinite quantity (IDIQ) and government wide acquisition contracts such as General Services Administration (GSA) schedule contracts, which are awarded competitively through full and open competition by the government. The majority of our contracts are fixed-price type contracts that were awarded on a best-value basis. As such, the Company has developed and continues to leverage a suite of solution offerings geared toward enhancing performance and productivity while reducing costs to its US government client. Management believes the expanded use of these differentiating tools will become even more valuable as the Federal government deficit reduction initiatives evolve. The award of an IDIQ contract does not represent a firm order for services and is subject to competitive bidding. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value.

Backlog

        At September 30, 2012, the total backlog was approximately $153 million. Total backlog as of September 30, 2011 was approximately $160 million. Backlog represents total estimated contract value of predominantly multi-year government contracts, based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. Backlog value is based upon contract commitments, management judgment and assumptions about the volume of services, availability of customer funding and other factors. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At September 30, 2012, our funded backlog was $65 million and our unfunded backlog was $88 million. However, there can be no assurances that existing contracts will result in earned revenue in any future period, or at all. The value of multi-client, competitive ID/IQ awards is included in backlog computation only when a task order is awarded. A number of U.S. Government programs with which we are associated are multi-year programs, and as such a substantial portion of our backlog is expected to be filled subsequent to fiscal 2013.

Government Regulation

        Our business is affected by numerous laws and regulations relating to the award, administration and performance of U.S. Government contracts. In addition, many Federal and state laws materially affect the Company's operations. These laws relate to ethics, labor, tax, and employment matters. As any employer, DLH is subject to Federal and state statutes and regulations governing their standards of business conduct with the government. The development of additional statutes and regulations and interpretation of existing statutes and regulations with respect to our industry can be expected to evolve over time. Through its corporate membership with the Professional Services Council and other affiliations, DLH monitors proposed and pending regulations from relevant congressional committees and government agency policies that have potential impact upon our industry and our specific strategically targeted markets. As with any commercial enterprise, DLH cannot predict with certainty the nature or direction of the development of federal statutes and regulations that will affect its business operations. See Risk Factors in Part I, Item 1A.

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

        The U.S. government also regulates the methods by which allowable costs may be allocated under U.S. government contracts. Our government contracts are subject to audits at various points in the contracting process. Pre-award audits are performed at the time a proposal is submitted to the U.S. government for cost-reimbursement contracts. During the performance of a contract, the U.S. government has the right to examine our costs incurred on the contract, including any labor charges, material purchases and indirect cost allocations. Upon a contract's completion, the U.S. government typically performs an incurred cost audit of all aspects of contract performance for cost-reimbursement contracts to ensure that we have performed the contract in a manner consistent with our proposal.

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

Employee Relations

        As of September 30, 2012, the Company employed approximately 1,100 employees performing in over 22 states throughout the U.S. The Company believes it maintains good relations with its employees as evidenced by a voluntary attrition rate of approximately 5 percent. As of this date, the Company has no employees covered by a collective bargaining agreement.

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

        In the Federal and Defense logistics and technical services sector, we compete and partner with major tier I and very large companies such as Lockheed Martin, Raytheon Company, BAE Systems, SAIC, General Dynamics, Northrop Grumman, and L-3 Communications Corporation. Other companies in our space include Honeywell, CACI, Computer Sciences Corp., Mantech, URS, DynCorp International, Deloitte and many others. We compete and partner with many of these same companies and a range of others in the healthcare delivery and healthcare information technology market, including both large and small businesses.

        DLH competes with these companies by leveraging our differentiating suite of tools and uniquely integrating People, Processes, and Tools resulting in highly competitive proposals and a solid track record of past performance. We compete for awards through a full and open competition on a "best-value basis". The Company draws heavily from its consistent high quality past performance ratings, proven and evolving technical differentiators, key personnel credentials and growing market recognition to team and compete favorably against its competition. Further, the Company believes that our track record, knowledge and processes with respect to government contract bidding processes represents a competitive advantage.

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

Financing

        In an effort to improve and stabilize the Company's financial position in fiscal 2012, the Company further amended its secured credit facility with Presidential Financial Corporation and also completed a rights offering in which we received $4.2 million in gross proceeds.

        In November 2011, we entered into an amendment of our Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to not seek to terminate the Loan and Security Agreement without cause until after December 31, 2012. Following that date, the terms of the original loan continue to apply, which provide that the agreement automatically renews upon each anniversary date, unless the Borrower or Lender provides written notice of intent to not renew 60 days in advance of the anniversary date. The financial institution has the ability to terminate the Company's line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company's circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the Company has not experienced, and the financial institution has not declared, an event of default.

        Further, in May 2012, we again amended the Loan and Security Agreement and Presidential Financial agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. However, as described in greater detail in Note 6 below, the Company's ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable.

        In addition, on March 16, 2012, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering in which its existing stockholders received non-transferable rights to purchase $4.2 million of additional shares of the Company's common stock. Each subscription right entitled the holder to purchase 0.532 shares of the Company's common stock at a price of $1.30 per share. In connection with the rights offering, on May 2, 2012, the Company entered into a standby purchase agreement with Wynnefield Capital, Inc. ("Wynnefield Capital"), which owned, prior to the rights offering, approximately 21% of the Company's common stock (excluding common stock warrants and a convertible note) through certain affiliated entities. The closing of the rights offering occurred on June 15, 2012 and the Company raised gross proceeds of $4.2 million from the sale of 3,230,769 shares of common stock.

Corporate

        Our principal executive offices are located at 1776 Peachtree Street NW, Suite 300S, Atlanta, Georgia 30309. Our telephone number is 866-952-1647 and our new consolidated homepage is www.dlhcorp.com. References herein to our website are provided purely as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website.

Executive Officers

        Our executive officers are:

Name	Age	Positions
Zachary C. Parker	55	President, Chief Executive Officer and Director
Kathryn M. JohnBull	53	Chief Financial Officer
John F. Armstrong	63	Executive Vice President—Corporate Development
Kevin Wilson	47	President, DLH Solutions, Inc.

        Zachary C. Parker became Chief Executive Officer and President of DLH Holdings Corp. in February 2010. He has over 25 years of experience with the government services market, including DoD, holding several senior and executive management positions in addition to business development posts. His tenure includes approximately 19 years with Northrop Grumman, 7 years with GE Government Services (now Lockheed Martin), and 3 and 2 years with VSE Corporation and VT Group, respectively. Prior to joining DLH, Mr. Parker held executive positions, including President and previously Executive Vice President for Business Development, within VT Group , from March 2008 to February 2010. His executive development includes the GE Crotonville Executive Development Program, Darden Executive Leadership Program, Northrop Grumman Action Leadership Program, Wharton Earned Value Management, California Institute of Technology Strategic Marketing Program, and is Lean Six Sigma Green Belt certified among other professional and technical certifications. Mr. Parker is active in both professional and community associations including the Governmental Affairs Committee and the Veteran Affairs Task Force of the Washington DC-based Professional Services Council and has served as industry co-chair of the Government/Industry Partnership Executive council. He is an advisory board member of Hero Health Hire (a non-profit entity). He has also served as board member on joint venture companies in the government services business. Mr. Parker earned his bachelors degree from California State University, Northridge (with honors) specializing in Human Factors Engineering and has completed post-graduate studies.

        Kathryn M. JohnBull was named Chief Financial Officer on June 25, 2012. She has 25 years of experience within the government services market, principally with publicly-traded companies who experienced substantial organic and acquisitive growth. From January 2008 to June 2012, Ms. JohnBull was a senior financial executive with QinetiQ North America, serving in both corporate and operating group roles, including as Senior Vice President—Finance for its overall operations. From August 2002 to December 2007, Ms. JohnBull served as Operations Segment Chief Financial Officer for MAXIMUS, Inc, a publicly-traded provider of business process outsourcing, consulting and systems solutions. Prior industry positions, with emphasis on tax and treasury, were with BDM International, Inc. and United Defense. Ms. JohnBull is a certified public accountant and from 1985 to 1988 was with Arthur Andersen & Company as a tax manager and staff. Ms. JohnBull received a Bachelor of Business Administration, summa cum laude, from the University of Tulsa.

        John F. Armstrong, FACHE joined DLH Holdings Corp. as its Executive Vice President on December 1, 2010 and leads our strategic partnerships corporate business development efforts. Mr. Armstrong has over three decades of in-depth experience (both public and private) in the military and the government services industry. Mr. Armstrong most recently served as director of the Sustainment and Health Services operation within Lockheed Martin Corporation from May 2008 to November 2010. Previously, from August 2002 to May 2008, he served as senior vice president of business development for Eagle Group International where he was instrumental in successfully growing the company to a competitive large business prior to being acquired by Lockheed Martin. Additionally, Mr. Armstrong served a distinguished career as an officer in the U.S. Army (Medical Services Corps), retiring as a Colonel in 2002. Mr. Armstrong is a fellow in the American College of Healthcare Executives and earned a Master of Business Administration degree from Marymount University, a

Master of Arts from Ball State University and completed his undergraduate studies at the University of Central Florida.

        Kevin Wilson was appointed as the President of our subsidiary DLH Solutions in October 2008, previously serving as the Director of DLH Solutions from June 2007 through September 2008. From January 2004 to June 2007, Mr. Wilson served as the Director of Strategic Alliances of government services provider SAIC, Inc., where he was responsible for business development in the domestic and foreign defense markets. From March 1997 to January 2004, Mr. Wilson was the Program Manager for a multiyear defense services contract with Endress Hauser Systems & Gauging. Mr. Wilson also worked at Tracer Research Corporation from January 1990 to March 1997, where he was Project Manager for the United States Air Force, Air Combat Command professional services contract. Mr. Wilson holds a BS in Business Marketing from Northwest Missouri State University.

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

ITEM 1A.    RISK FACTORS

        As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2012, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

Safe Harbor Statement

        Certain statements contained herein constitute "forward-looking statements" within the meaning of the 1995 Reform Act. DLH desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Annual Report on Form 10-K for fiscal year ended September 30, 2012 involve known and unknown risks, uncertainties, and other factors which could cause DLH's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward- looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks identified below.

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

        We derive virtually all of our revenues from the U.S. Government as a prime contractor or a subcontractor. Further, our revenue concentration is heavily dependent upon contracts with the DVA. Accordingly, the loss or delay of all or a substantial portion of our sales to the U.S. Government, whether due to a reduction in the overall level of U.S. Government spending or a change in its priorities, would have a material adverse effect on our results of operations and cash flows.

        Presently, the Company derives all of its revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA. The Company currently provides services to the DVA under a single source Blanket Purchase Agreement awarded in fiscal 2011 that has a ceiling value of up to $145,000,000 and is scheduled to expire on October 31, 2016. The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement represented approximately 51% of its revenue in the fiscal year ended September 30, 2012. In addition, the Company also holds contractual order cover through September 30, 2013 in respect of DVA contracts that generated approximately 44% of its revenue in the fiscal year ended September 30, 2012, which are not currently the subject of requests for proposals and may in due course be further extended by the DVA on a sole source basis. While the Company believes it is well positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend our current service orders for the provision of services, that we would be successful in any bid for new contracts to provide such services or that if we are granted subsequent orders, that such orders would be of a scope comparable to the services that we have provided to date. If the DVA does not further extend our current service contracts or we are not successful in our efforts to obtain contract awards pursuant to either the current or new solicitations for the provision of such services, our results of operations, cash flows and financial condition would be materially adversely affected. However, in such circumstances, the Company may be able to avail itself of a right to continue for an additional period beyond the expiration date as part of any protest filed by an interested party.

        Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with which we do business may be decreased or our projects with them may not be sufficiently funded. In the event the budgets or budgetary priorities of the U.S. Government entities with which we do business, particularly the DVA, are decreased or underfunded, our consolidated revenues and results of operations could be materially and adversely affected. Our future success and revenue growth will depend in part upon our ability to continue to expand our business base. Because of the current concentration of our contracts, if a significant number of our contracts are simultaneously delayed or cancelled for budgetary, performance or other reasons, it would have a material adverse effect on our results of operations and cash flows.

        During 2011, the federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (Budget Act) passed by Congress. Unless Congress and the Administration take further action, the Budget Act will trigger automatic reductions in both defense and discretionary spending in January 2013. While the impact of sequestration is yet to be determined, automatic across-the-board cuts would approximately double the $487 billion top-line reduction already reflected in the defense funding over a ten-year period, with a $52 billion reduction occurring in the government's fiscal year 2013. The resulting automatic across-the-board budget cuts in sequestration could have significant consequences to our business and industry. While it is unclear whether sequestration will occur and what the exact impact of it would be, we are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. These or other factors could result in a significant decline in, or redirection of, current and future budgets and could adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow.

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

We incurred a net loss from operations for the year ended September 30, 2012 and industry conditions under which we operate have negatively impacted our revenues. Any failure to increase our revenues and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

        We incurred a net loss from continuing operations of approximately $2.0 million for the fiscal year ended September 30, 2012 and had an accumulated deficit of approximately $67.4 million at such date. Our business is under economic pressures due to Federal government procurement delays, substantial Federal budget uncertainty, an economy in recession, and other challenging industry dynamics. We have expended, and will continue to be required to expend, substantial funds to enhance our marketing efforts and to otherwise operate our business. Therefore, we will need to generate higher revenues to continue increasing profitability and cannot assure you that we will be profitable in any particular future period. Our prospects should be considered in light of the difficulties we are facing, including the current economic climate and the overall competitive environment in which we operate. Revenue levels achieved from our customers, the mix of solutions that we offer and our ability to reduce and manage our operating expenses will affect our financial results.

Our capital requirements are significant and we may need to raise additional capital to supplement our revenues derived from operations.

        Our working capital requirements have been and will continue to be significant. As previously reported, in July 2010, we entered into a secured loan arrangement with Presidential Financial Corporation which, as amended to date, provides us with a maximum amount of $6.0 million of credit, subject to the conditions and limitations of the facility. As described in greater detail in Note 6, our ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3.0 million, subject to eligible accounts receivable. In addition, as further described in Note 10, during 2012 the Company completed a rights offering and raised gross proceeds of $4.2 million from the sale of 3,230,769 shares of its common stock. However, we have, from time to time, utilized our secured credit facility to supplement cash flows from operations in order to satisfy our working capital needs. We used approximately $2.8 million and $1.0 million in cash for operating activities for the fiscal years ended September 30, 2012 and 2011, respectively, and our available cash and cash equivalents as of September 30, 2012 totaled approximately $3.1 million. Based on our business plan and current working capital position, we presently believe that we have sufficient liquidity resources, including those expected to be generated by forecasted operations and from timely collection of unbilled receivables from the DVA as well as those expected to be available under our credit facility, and the effects of cost reduction programs and initiatives to fund our operations for the next twelve months. This in part assumes the ultimate non-payment of certain liabilities and recorded guarantees which we are currently contesting or are not expected to be settled in cash (see Note 6 to the accompanying consolidated financial statements) (classified as current at September 30, 2012) in fiscal 2013. During 2011, the Company received equity and debt funding of $150,000 and $350,000, respectively, exclusive of direct costs. Such proceeds were derived from management and board members and our largest shareholder, all of whom are considered related parties.

        However, it may be necessary for us to raise additional capital to accelerate growth, fund operations and to meet our obligations in the future. To meet our financing requirements, we may seek to raise funds through equity, debt or equity-based financings (such as convertible debt) or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. We currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings, or that additional financing, if at all available, can be obtained on acceptable terms to us. If we are unable to obtain additional capital when required, or on acceptable terms, we may need to reduce expenses and operations and you may lose your investment in our Company. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

  •
  our need to utilize a significant amount of cash to support operations and to make incremental investments in our organization;

  •
  our ability to achieve targeted gross profit margins and cost management objectives;

  •
  our ability to reach break-even or profitability;

  •
  our ability to achieve timely collection of unbilled accounts receivable from the DVA;

  •
  our ability to continue to not make payment of certain liabilities (classified as current at September 30, 2012);

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

        If an audit determines that any of our administrative processes and systems do not comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit could cause actual results to differ materially and adversely from those anticipated. Moreover, if an audit determines that costs were improperly allocated to a specific contract, such amounts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed.

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

        We currently hold multiple GSA schedule contracts, including a federal supply schedule contract for professional and allied healthcare services and the logistics worldwide services contract. During 2012, our professional and allied healthcare services schedule was extended through June 2017. In October 2012, the term of our logistics worldwide schedule was extended to November 2017. If we were to lose one or more of these contracts or other contracting vehicles, we could lose a significant revenue source and our operating results and financial condition would be materially and adversely affected. These contracts typically have an initial term with multiple options that may be exercised by our government agency clients to extend the contract for successive periods of one or more years. We can provide no assurance that our clients will exercise these options.

Our employees (or those of others, with whom we are associated, such as teammates, prime or sub-contractors) may engage in misconduct or other improper activities, which could harm our business.

        Like all government contractors, we are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by our employees (or those of others, with whom we are associated, such as teammates, prime or sub-contractors) could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses, or falsifying time records. Employee misconduct could also involve the improper use of our clients' sensitive or classified information and result in a serious harm to our reputation. While we have policies in effect to deter illegal activities and promote proper conduct, these are not a failsafe. It is not always possible to deter employee misconduct, and precautions to prevent and detect this activity may not be effective in controlling such risks or losses, which could materially and adversely affect our business, results of operations, financial condition, cash flows, and liquidity.

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

        As with much of the government services market, workers performance can result in substantial injury and we are exposed to legal proceedings, investigations and disputes. As previously reported, in fiscal 2012, we were advised of a claim by the U.S. Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. The Company is continuing to review the data allegedly supporting the claims with the U.S. Department of Justice in an effort to determine whether any wage adjustment is required. These claims appear, in part, to be part of the claims previously disclosed by DLH and related to services provided to the Department of Veterans Affairs by DLH. See "Potential Contractual Billing Adjustments" in the Management Discussion and Analysis, below. Until the analysis of the data is complete, we cannot finally determine either the merits of the claim or the potential impact on us. However, we continue to believe that we have acted in conformity with our contractual commitments and no wage adjustment is required. Nevertheless, there can be no assurance that an adverse decision or settlement would not have a material adverse impact on us.

        In addition, in the ordinary course of our business we may become involved in legal disputes regarding personal injury or employee disputes. While we provision for these types of incidents through commercial party insurance carriers, we often defray these types of cost through higher deductibles. Any unfavorable legal ruling against us could result in substantial monetary damages by losing our deductible portion of carried insurance or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to lower our potential liabilities. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations, cash flows and financial condition, including our profits, revenues and liquidity.

We are dependent upon certain of our management personnel and do not maintain "key personnel" life insurance on our executive officers.

        Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2012, our CEO, CFO, Executive Vice President of Business Development and the President of DLH Solutions are under employment contracts. However, we do not maintain "key person" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.

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

        Through our subsidiaries, we engage or have recently engaged in the business of providing healthcare professionals. The placement of such employees increases our potential liability for negligence and professional malpractice of those employees and any such liabilities may not become immediately apparent. Although we are covered by professional malpractice liability insurance on a claims made basis in the aggregate amount of $5.0 million with a $2.0 million per occurrence limit, which we deem reasonable under the circumstances, not all of the potential liability we face may be fully covered by insurance. Any significant adverse claim which is not covered by insurance may have a material adverse effect on our financial condition, results of operations and liquidity.

We may not be fully covered by the insurance we procure and our business could be adversely impacted if we were not able to renew all of our insurance plans.

        Although we carry liability insurance, it may not be sufficient to cover the total cost of any judgments, settlements or costs relating to any present or future claims, suits or complaints. In addition, sufficient insurance may not be available to us in the future on satisfactory terms or at all. Also, any increase in our costs of insurance will impact our profitability to the extent that we cannot offset these increases into our costs of services. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, our business, financial condition, results of operations and liquidity could be materially adversely affected.

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

        We have technology, operations and human capital infrastructures in place to support both our current business operations and future growth. As revenues grow, these costs are leveraged over a larger revenue base, which positively impacts our results of operations and cash flows. Similarly, in periods of contraction, these costs are no longer as leveraged, adversely affecting our results of operations and cash flow. During the last fiscal year, in light of the adverse market conditions being experienced by our business, we took steps to attempt to manage our general and administrative expenses. However, we expect reductions in such costs to be limited and there to be areas where additional spend may be deemed appropriate by management in preparation for anticipated growth, which will adversely affect our results of operations and cash flow until revenues increase.

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

        The Company has received notices from the Internal Revenue Service ("IRS") claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. The Company has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, the Company operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through the different entities, therefore leading to the notices. To date, the Company has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. The Company believes the notices from the Social Security Administration are directly related to the IRS notices received. The Company believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. No payments have been made by the Company in fiscal 2012 or 2011, but as disclosed in Note 9 to the Financial Statements, a liability of $1.3 million is recorded at September 30, 2012. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company's intention is that it will, in due course, seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company's future cash flows and liquidity could therefore be materially affected by this matter.

We have a substantial amount of goodwill on our balance sheet. Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.

        We have previously obtained growth through acquisitions of other companies and businesses. Under existing accounting standards, we are required to periodically review goodwill and indefinite life intangible assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein. As of September 30, 2012, we had $8.6 million of goodwill, which represents the excess of the total purchase price of our acquisition over the fair value of the net assets acquired. As permitted, we do not amortize goodwill deemed to have an indefinite useful life. Impairment, for goodwill deemed to have an indefinite life, exists if the net book value of the goodwill asset equals or exceeds its fair value. As permitted, we performed a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2012. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to record goodwill impairment charges, our stock price could also be adversely affected.

We have a significant amount of net operating loss carry forwards which we may not be able to utilize in certain circumstances.

        At September 30, 2012, we had net operating losses, or NOLs, of approximately $40.2 million and $28.2 million for U.S. and state tax return purposes, respectively, and unutilized tax credits approximate $1.1 million. Under Section 382 of the Internal Revenue Code, following an "ownership change," special limitations apply to the use by a "loss corporation" of its: (i) NOL carry forwards arising before the ownership change; and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change. As a result of previous business combinations and changes in ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. Our U.S. NOLs begin to expire in 2021 and continue to expire through 2032. These net operating losses are fully offset by valuation allowances as of September 30, 2012.

Risks Relating To Our Revolving Credit Line

Our credit facility is secured by a lien on substantially all of our assets and if we are unable to make the scheduled principal and interest payments on the facility or maintain compliance with other debt covenants, we may default on the facility.

        On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the "Loan Agreement") with Presidential Financial Corporation (the "Lender"). Under the Loan Agreement, the Lender agreed to provide a two (2) year secured loan facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. The February 2011 amendment also extended the term of the Loan Agreement by 12 months, to July 29, 2013, and will automatically renew annually unless terminated by either party.

        In May 2012, the Company entered into a further amendment to the Loan Agreement (the "Fifth Amendment") pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. The Company's ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions. The Fifth Amendment provides for an initial sublimit under the maximum loan amount of $3,000,000 (the "Initial Sublimit") and an adjusted sublimit of $4,000,000 (the "Adjusted Sublimit"). The Initial Sublimit of $3,000,000 will remain in effect until the satisfaction of the following conditions: (i) the repayment of the $500,000 over-advance accommodation agreed to by Lender as of May 9, 2012, (ii) the Company's demonstration of the need for the increase, (iii) the Company's continued compliance with the Loan Agreement, and (iv) Lender, in its sole discretion, agrees to increase the Initial Sublimit. In the event that the foregoing conditions are satisfied, the credit available to under the Loan Agreement shall remain subject to the Adjusted Sublimit until the parties receive any required waivers or consents from the holders of the Company's subordinated Convertible Debentures issued as of July 28, 2011. In addition, the increased availability under the unbilled accounts facility of the Loan Agreement is subject to the satisfaction of the same conditions that are applicable to Initial Sublimit. Accordingly, until these conditions are satisfied, the current borrowing limits remain in effect. In addition, borrowings in excess of the Initial Sublimit are subject to an origination fee of 1% of the increased availability.

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

        Under the Loan and Security Agreement, interest accrues at the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding and a monthly collateral monitoring fee. The interest rate in effect at September 30, 2012 and 2011 was 5.2%. At September 30, 2012, based on current eligible accounts receivable, the amount of the unused availability under the line was $344,000. The amount outstanding as of September 30, 2012 was $2,363,000.

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

Our customers make payments directly to a bank account controlled by our Lender.

        Our customers make payments directly to a bank account controlled by our Lender over which we have no control and which is used to pay down our loans. As a result, our access to cash resources is substantially at the discretion of our lender and could cease in the event of a default on our loan agreement.

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

        As of September 30, 2012, the following options and warrants were outstanding:

  •
  Stock options to purchase 1,362,500 shares of common stock at exercise prices ranging from $0.56 to $1.88 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $1.19 per share. These stock options are employee, non employee and non-executive director options.

  •
  Warrants to purchase 53,846 shares of common stock with a weighted average exercise price of $0.96 per share.

        In addition, July 2011, we sold an aggregate amount of $350,000 of convertible debentures to entities affiliated with Wynnefield Capital, Inc. (the "Purchasers") pursuant to a standby commitment (the "Commitment").The convertible debentures will mature on the 27-month anniversary of issuance and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption. The convertible debentures are convertible into shares of the Company's common stock at an initial conversion price of $1.30 per share, which was adjusted to $1.25 following the rights offering in accordance with the weighted-average anti-dilution provision. The conversion rate is also subject to adjustment to account for certain customary events. The Company can redeem the outstanding convertible debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. Presently, the convertible debentures are convertible into a total of 280,682 shares of our common stock.

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

Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval

        Our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) possess beneficial ownership of over 50% of our common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 44% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

        The information contained in this report or in documents that we incorporate by reference or in statements made by our management includes some forward-looking statements that involve a number of risks and uncertainties. A number of factors, including but not limited to those outlined in the Risk Factors, could cause our actual results, performance, achievements, or industry results to be very different from the results, performance or achievements expressed or implied by these forward-looking statements. ,In addition, forward-looking statements depend upon assumptions, estimates and dates that may not be correct or precise and involve known or unknown risks, uncertainties and other factors. Accordingly, a forward-looking statement in this report is not a prediction of future events or circumstances and those future events or circumstances may not occur. Given these uncertainties and risks, you are warned not to rely on the forward-looking statements. A forward-looking statement is usually identified by our use of certain terminology including "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates" or "intends," or by discussions of strategies or intentions. We are not undertaking any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future events or developments.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        There are no unresolved staff comments.

ITEM 2.    PROPERTIES

Operations and Facilities

        Effective August 2, 2011, DLH's corporate headquarters was relocated to 1776 Peachtree Street, NW, Suite 300S, in Atlanta, Georgia. The Company has vacated the former headquarters facility in Somerset, New Jersey. The Company also has leased office space in Loganville, Georgia. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2012, DLH's total lease expense for continuing operations was approximately $173,000.

        The following is summary information on DLH's facilities as of September 30, 2012:

LOCATION	APPROXIMATE SQUARE FEET	EXPIRATION DATE
Corporate Headquarters 1776 Peachtree Street Suite 300 S Atlanta, GA 30309	3,925	7/31/2017
3525 Highway 81 South Loganville, GA	6,200	5/31/2015

ITEM 3.    LEGAL PROCEEDINGS

        As a commercial enterprise and employer, we are subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers' compensation, tax, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or cash flows. However, as previously reported, in fiscal 2012 we were advised of a claim by the U.S. Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. The Company is continuing to review the data allegedly supporting the claims with the U.S. Department of Justice in an effort to determine whether any wage adjustment is required. These claims appear, in part, to be part of the claims previously disclosed by DLH and related to services provided to the Department of Veterans Affairs by DLH. See "Risk Factors" in Part I and "Potential Contractual Billing Adjustments" in the Management Discussion and Analysis. Until the analysis of the data is complete, we cannot finally determine either the merits of the claim or the potential impact on DLH; however, DLH continues to believes that it has acted in conformity with its contractual commitments and no wage adjustment is required. Nevertheless, there can be no assurance that an adverse decision or settlement would not have a material adverse impact on DLH.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

        Our common stock is currently traded on The Nasdaq Capital Market under the symbol "DLHC". Prior to June 27, 2012, our common stock traded on The Nasdaq Capital Market under the symbol "TSTF".

Market Information

        The range of high and low sales prices for the Company's common stock for the periods indicated below are:

Common Stock

FISCAL YEAR 2012	LOW	HIGH
1st Quarter	$1.32	$2.92
2nd Quarter	$0.83	$2.22
3rd Quarter	$1.16	$2.04
4th Quarter	$0.72	$1.49

FISCAL YEAR 2011	LOW	HIGH
1st Quarter	$0.48	$0.77
2nd Quarter	$0.36	$0.63
3rd Quarter	$0.46	$1.60
4th Quarter	$0.99	$3.27

        The above quotations reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On September 30, 2012, the Company's common stock had a closing price of $1.06 per share.

Dividends

        The Company has not declared any cash dividends on its common stock since inception and has no present intention of paying any cash dividends on its common stock in the foreseeable future.

Approximate Number of Equity Security Holders

        As of September 30, 2012, there were 9,265,702 shares of common stock outstanding held of record by 238 persons. The Company believes it has approximately 1,585 beneficial owners of its common stock.

Sales of Unregistered Securities

        During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth herein.

Securities Authorized for Issuance Under Equity Compensation Plans

        DLH presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2012. All grants of equity securities made to executive officers and directors, including those to the Chief Executive Officer are presently made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information(*)
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
2006 Long Term Incentive Plan	1,362,500		$1.19	1,079,847
Equity Compensation Plans Not Approved by Stockholders	20,000	(1)	$2.28	—

(1)
Consists of warrants to purchase common stock issued to a consultant.

  Registrant Repurchases of Securities

        The following table provides certain information with respect to our purchases of shares of our common stock during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 2012	—	$—	—	—
August 2012	—	—	—	—
September 2012	40,000	1.00	—	—

Total	40,000	$1.00	—	—

(1)
In connection with the resolution of the Company's remaining liability to holders of certain notes, in September 2012, the Company's remaining liability was satisfied in part through its repurchase of 40,000 shares of its common stock held by one of the note holders in consideration of the payment of $40,000.

ITEM 6.    SELECTED FINANCIAL DATA

        We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the 1995 Reform Act, Section 27A of the Securities Act and Section 21E of the Exchange Act. DLH

desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable DLH to do so. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause DLH's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this Annual Report on Form 10-K: our ability to secure contract awards, including the ability to secure renewals of contracts under which we currently provide services; our ability to enter into contracts with United States Government facilities and agencies on terms attractive to us and to secure orders related to those contracts; changes in the timing of orders for and our placement of professionals and administrative staff; the overall level of demand for the services we provide; the variation in pricing of the contracts under which we place professionals; our ability to manage growth effectively; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives); economic, business and political conditions domestically; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; the loss of key officers, and management personnel; the competitive environment for our services; the effect of recognition by us of an impairment to goodwill; other tax and regulatory issues and developments; the effect of adjustments by us to accruals for self-insured retentions; our ability to obtain any needed financing; our ability to attract and retain sales and operational personnel; and the effect of other events and important factors disclosed previously and from time-to-time in DLH's filings with the U.S. Securities Exchange Commission. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in the company's periodic reports filed with the SEC. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the company or any other person that the objectives and plans of the Company will be achieved. The forward-looking statements contained in this report in Form 10-K are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating any forward-looking statements.

Critical Accounting Policies and Estimates

        DLH believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of DLH's 2012 Consolidated Financial Statements contained in this Annual Report on Form 10-K as well as "Critical Accounting Policies" contained therein for a detailed discussion on the application of these and other accounting policies.

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

Revenue Recognition

        DLH's revenue is derived from professional and other specialized service offerings to US Government agencies through a variety of contracts, some of which are fixed-price in nature and/or sourced through Federal Supply Schedules administered by the General Services Administration ("GSA") at fixed unit rates or hourly arrangements. We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. The recognition of revenue from fixed rates is based upon objective criteria that generally do not require significant estimates that may change over time. Other types of US Government contracts may include cost reimbursable contracts, fixed price or flexibly priced contracts requiring estimates based on percentage-of-completion methods of recognizing revenue and profit. These contracting vehicles do not, at this time, represent a significant portion of our revenue nor require estimating techniques that would materially impact our revenue reported herein. DLH recognizes and records revenue on government contracts when it is realized, or realizable, and earned. DLH considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectability is reasonably assured.

        Revenues related to retroactive billings in 2008 from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectability is reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, were accrued to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.

        During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At September 30, 2012 and September 30, 2011, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2012 and September 30, 2011. Although the timing cannot be guaranteed, at present the Company expects to bill and collect such amounts during fiscal 2013, based on current discussions with the DVA and collection efforts.

        As described in greater detail in Note 9 to the Consolidated Financial Statements, DLH has accrued the revenue and costs associated with certain government contracts covered by the Service Contract Act. These adjustments were due to changes in the contracted wage determination rates for certain employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor ("DOL") has determined to be prevailing in a given locality. An audit by the

DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to DLH Solutions in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly.

        In April 2012, the Company received formal contract modifications from the DVA, dated April 16, 2012, concerning the retroactive billing matter. The contract modifications from the DVA incorporate relevant wage determinations covering largely 2006 and 2007 applying to the Company's historical contracts with DVA during those periods. These government modifications initiate the procedures whereby the Company may invoice the DVA in accordance with the modified wage determinations and subsequently make timely retroactive payments to employees (active and inactive) covering work performed at the certain locations. The Company expects to follow the same process implemented as directed by and in conjunction with the Department of Labor and the DVA when similar wage determination-related contract modifications were made to cover other sites (also for the periods of 2006 and 2007) in 2008.

        The Company continues to support the Government's review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. As such, there may be additional revenues recognized in future periods once the final approval for such additional amounts is obtained. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts we may receive will be within the range specified above.

Goodwill

        In accordance with applicable accounting standards, DLH does not amortize goodwill. DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. At September 30, 2012, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2012. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations.

        Factors including non-renewal of a major contract (see Note 2—Liquidity and Note 13) or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods' results of operations. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Intangible Assets

        As required by applicable accounting standards, DLH did not amortize its tradenames, an indefinite life intangible asset. DLH reviewed its indefinite life intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicated that an asset's carrying amount was greater than its fair value. On September 15, 2011, the Board of Directors of DLH approved the change of the corporate name of TeamStaff GS to DLH Solutions and also approved a plan to change the corporate name of the

Company to DLH Holdings Corp. In connection with these actions, the Company ceased further use of the TeamStaff trademark and implemented new marketing and branding initiatives associated with the new corporate identity being adopted by the Company. As a result of the corporate name change, abandoning the use of the TeamStaff name and associated rebranding efforts being implemented by the Company, the Company concluded that it was required to record a non-cash impairment charge with respect to the value of the "TeamStaff" trademark of $2.6 million to fully write-off the value of this trademark.

Prepaid Workers' Compensation

        As part of the Company's discontinued PEO operations, DLH had a workers' compensation program with Zurich American Insurance Company ("Zurich") which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to DLH. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich's and managers' overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party's study of claims experience, DLH estimates that at September 30, 2012, the remaining prepaid asset of $0.3 million will be received within the next twelve to thirty-six months. This amount is reflected on DLH's balance sheet as of September 30, 2012 as a current asset, in addition to approximately $0.2 million related to other policy deposits.

Workers' Compensation Insurance

        From November 17, 2003 through April 14, 2009, inclusive, DLH's workers' compensation insurance program was provided by Zurich. This program covered DLH's temporary, contract and corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and is subject to a policy year-end audit. Effective April 15, 2009, DLH entered into a partially self-funded workers' compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010 and has been renewed through April 14, 2013. The Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate.

        As of September 30, 2012 and 2011, the adequacy of the workers' compensation reserves (including those periods' amounts that are offset against the trust fund balances in prepaid assets) was determined, in management's opinion, to be reasonable. In determining our reserves, we rely in part upon information regarding loss data received from our workers' compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown; therefore, actual results may vary from current estimates. DLH will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in DLH's prepayments and adjust the related reserves as deemed appropriate.

Fair Value

        DLH has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable and accrued expenses. DLH estimates that the fair value of these financial instruments at September 30, 2012 and 2011 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets. However, because the

Company presents certain common stock warrants and embedded conversion features (associated with Convertible Debentures—See Note 6) and accounts for such derivative financial instruments at fair value, such derivatives are materially impacted by the market value of the Company's stock and therefore subject to a high degree of volatility. The Company's future results may be materially impacted by changes in the Company's closing stock price as of the date it prepares future periodic financial statements.

Income Taxes

        TeamStaff accounts for income taxes in accordance with the "liability" method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2012 and 2011, the Company recorded a 100% valuation allowance against its net deferred tax assets (See Note 5).

        The Financial Accounting Standards Board ("FASB") has issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. The Company conducts business solely in the U.S. and, as a result, also files income taxes in various states and other jurisdictions. Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company's income tax returns for years subsequent to fiscal 2008 are currently open, by statute, for review by authorities. However, there are no examinations currently in progress and the Company is not aware of any pending audits.

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

Overview

Business Description

        DLH, Holdings Corp., incorporated in New Jersey, provides healthcare delivery solutions, logistics & technical services, and contingency/staff augmentation services to government agencies including the Department of Veteran Affairs, the Department of Defense, and other clients. The Company principally operates through its wholly-owned subsidiary DLH Solutions, Inc. ("DLH Solutions") and is headquartered in Atlanta, Georgia.

Name Change

        In February 2012, the Company's shareholders approved a proposal to change its corporate name to DLH Holdings Corp. On June 25, 2012 the Company filed an amendment to its certificate of incorporation to implement the change in its corporate name to DLH Holdings Corp. The Company's common shares continue to trade on the Nasdaq Capital Market and its new ticker symbol is "DLHC", which became effective on June 27, 2012. The name change is a reflection of the Company's refined and enhanced business strategy, which began approximately two years ago. In recent months the Company undertook a major rebranding effort, which included the change in corporate name of our principal operating subsidiary to DLH Solutions, Inc., the launch of new corporate website at www.dlhcorp.com, and other communications and marketing measures to establish the "DLH" brand and create associated brand equity.

Business Units

        As part of our overall strategic planning process, the Company realigned its business into three broad integrated business areas: Healthcare Delivery Solutions, Logistics & Technical Services, and Contingency/Staff Augmentation. This structure enables us to leverage our core competencies and drive towards profitable growth within our focused target markets. We recognize that some business units may grow faster than others as a result of acquisitions or disposition of business. In either case, we intend to enhance our delivery of quality products and services.

Healthcare Delivery Solutions

        The Healthcare Delivery Solutions business unit, provides a broad continuum of care for our nation's servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. Healthcare Delivery Solutions is one of our strategic focus areas for growth and a major business area that DLH Solutions services. As more and more Federal and DoD programs increase their performance-based requirements, DLH Solutions' workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumic brain injury management, medical systems analysis, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within

DoD and other federal agencies. In fiscal 2012, approximately 54% of our revenue was derived from the Healthcare Delivery Solutions business unit.

Logistics & Technical Services

        The Logistics & Technical Services business unit draws heavily upon our proven logistics expertise and processes. DLH resources possess expertise covering a wide range of logistics, readiness and project engineering. The experience of DLH Solutions' project personnel is diverse from operational unit level to systems and program office experience. Our core competencies include; supply chain management, performance-based logistics, distribution center and inventory management, statistical process control, packaging/handling/storage & transportation, configuration management, readiness planning, and supply support operations. In addition, we provide program and project management, systems engineering and applicable information technology services, integrated logistics support (including operational systems), readiness assessments, training, equipment maintenance, hazardous material management, facilities and shipyard support services and more. DLH Solutions also provides professional staff to the federal government specializing in logistics, office administration, IT, and facilities/warehouse management.

        Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. In fiscal 2012, over 45% of our revenue was derived from the Logistics & Technical Services business unit.

Contingency/Staff Augmentation

        The Contingency/Staff Augmentation business unit provides disaster and emergency response services and civilian workforce augmentation services. General staffing and selective recruitment process outsourcing are key components of this service area. Less than 1% of fiscal 2012 revenue was derived from the Contingency/Staff Augmentation line of service.

Recent Business Trends

        The Federal Government continues to experience delays in awarding new contracts and committing new funds while Congress and the Administration continue to debate means to reduce the national debt and stimulate the economy. The Administration is attempting to balance decisions regarding defense, homeland security, and other federal spending priorities in a greatly constrained fiscal environment imposed by the enactment of the Budget Control Act of 2011 (Budget Act), which reduces defense spending by $487 billion over a ten-year period starting in fiscal 2012. Currently, the federal government is operating under a continuing resolution, scheduled to expire on March 31, 2013. If Congress and the Administration remain unable to reach a debt reduction consensus by the end of calendar year 2012, significant and equal reductions in both security and non-security spending will be automatically triggered and will take effect in January 2013 through a process referred to as sequestration. While it is unclear whether sequestration will occur and what the exact impact of it would be, we are continuously reviewing our operations in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we may experience reduced funding on some of our programs, we do not expect the cancellation of any of our major programs.

        From an overall budget perspective, it is likely that government discretionary spending will be constrained for several years to come. Though specific funding priorities are subject to change from year to year, we believe that our strategic business alignment around DoD and Veterans healthcare and logistics sustainment services allows us to remain well-placed to address what we consider are top national priority budget areas (along with cyberspace and intelligence). As with other companies operating in the Federal government market, the possibility remains, however, that one or more of our targeted programs could be cut back or terminated as a result of the Administration's decisions.

        The DVA continues to be our largest customer followed by the DoD. Prior to the second quarter of fiscal 2011 over 90% of the Company's marketing, sales and discretionary resources were directed toward the commercial nursing and temporary staffing business while DLH Solutions did not bid on large government services contracts to complement its work with DVA and increase its backlog. As such, its business base over the recent 5 years remained relatively flat when adjusted for DVA business anomalies (such as overtime policy changes, preparation for anticipated epidemic, government in-sourcing, etc.).

        The Company's strategic plan first addressed creating the financial stability and runway to support implementation of new infrastructure and business development requirements. As such, significant cost reduction and containment initiatives were put into action in the first two quarters of fiscal 2011 and continued through fiscal 2012. Subsequently, a capital raise initiative was put into place leveraging relationships with our largest shareholder, our new banking partner, and directors and management and included the amendments to our secured loan facility to increase our potential borrowings and the completion of a rights offering. Concurrently, management addressed the lack of new and sustainable business by focusing resources on core competencies, existing and adjacent markets, larger and longer-term contracts, and development of differentiators to enhance competitiveness. Major changes in both resources and new business pipeline were implemented to align with the strategy of establishing sustainable, profitable growth while diversifying its portfolio and creating substantial backlog. Management believes that its new strategy has seen early success. As the Company enters fiscal 2013, contract backlog is approximately $153 million at September 30, 2012. The Company has successfully competed to obtain extensions of its major healthcare re-compete programs, expanding the number of government locations supported as a result. Additonally, the Company has obtained extensions of its major logistics programs. Supporting the strategic portfolio diversification, the Company has been awarded a number of large IDIQ contracts covering a range of healthcare, logistics and technical services with various DoD customers, for which value is added to backlog as task orders are received. In keeping with its transformation, the Company has established several new teaming and partnership arrangements with strategic companies complementing our core competencies.

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

Results of Operations

Fiscal Year 2012 as Compared to Fiscal Year 2011

        The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Fiscal year ended
	September 30, 2012	September 30, 2011
Condensed Consolidated Statement of Operations:
Revenues	100.0%	100.0%
Direct expenses	88.6%	85.9%

Gross profit	11.4%	14.1%
General and administrative	15.0%	17.7%
Severance	0.5%	0.0%
Impairment charge-intangible assets	0.0%	6.2%
Depreciation and amortization expense	0.2%	0.3%

Loss from operations	-4.3%	-10.1%
Other income (expense)	0.3%	-0.9%

Loss from continuing operations before tax	-4.0%	-11.0%
Income tax expense	0.0%	0.0%

Loss from continuing operations	-4.0%	-11.0%
Gain from discontinued operation	0.0%	0.6%

Net loss	-4.0%	-10.4%

Revenues

        Revenues from DLH's continuing operations for the fiscal years ended September 30, 2012 and 2011 were $49.2 million and $41.9 million, respectively, which represents an increase of $7.3 million or 17.4% over the prior fiscal year despite extended government delays in major awards. The increase in operating revenues is due primarily to new business awards and increased business on existing contracts, particularly in the healthcare area.

Direct Expenses

        Direct expenses are generally comprised of direct labor (including benefits), subcontracts, and other direct costs. Direct expenses from continuing operations for the fiscal years ended September 30, 2012 and 2011 were $43.6 million and $36.0 million, respectively, which represent an increase for fiscal 2012 of $7.6 million or 21% over the prior fiscal year. This increase is primarily a result of increased direct labor and related expenses attributable to the increase in revenue. As a percentage of revenue, direct expenses were 88.6% and 85.9%, respectively. See the discussion on gross profit directly below for an explanation of the increase in direct expenses as a percentage of revenue.

Gross Profit

        Gross profit for the fiscal years ended September 30, 2012 and 2011 was $5.6 million and $5.9 million, respectively, which represents a decrease of $0.3 million or 5.1% over the prior fiscal year. Gross profit from continuing operations, as a percentage of revenue, was 11.4% and 14.1%, for the fiscal years ended September 30, 2012 and 2011, respectively. While gross profit benefited from the additional volume of revenue, the average unit price of hours delivered decreased year over year. This decrease reflects the competitive marketplace which yields lower gross margins overall, as a percent of revenue.

General and Administrative Expenses

        General and administrative ("G&A") primarily relates to functions such as corporate and functional management, legal, finance, accounting, contracts, administration, human resources, management information systems, and business development. Exclusive of a $2.6 million impairment charge taken in 2011, G&A expenses for the fiscal years ended September 30, 2012 and 2011 were $7.6 million and $7.4 million, respectively. Significant additional G&A costs in 2012 included severance charges of approximately $0.3 million, investment in major business proposal initiatives of $0.7 million, and startup costs related to new contracts of $0.2 million. Significant incremental G&A costs in 2011 included approximately $0.6 million related to confirmation of a new contract award.

        Distribution of G&A costs in 2012 reflects the Company having continued to successfully seek elimination of overhead costs deemed to be non-essential to growth or infrastructure in order to permit reinvestment in areas considered important to support the strategic direction of the company. The Company has also continued its cost savings and reallocation initiatives, which have resulted in refocused headcount in non-revenue generating departments and within SG&A costs, with significantly increased emphasis on building a strong and sustainable pipeline of new business opportunities.

Impairment Charge—Intangible Assets

        There were no impairment charges for the fiscal year ended September 30, 2012. As a result of its rebranding initiative, the Company wrote off the carrying value of the tradename related to TeamStaff of $2.6 million in the fiscal year ended September 30, 2011.

Depreciation and Amortization

        Depreciation and amortization expense on tangible assets was approximately $0.1 million for both of the fiscal years ended September 30, 2012 and 2011.

Loss from Operations

        Loss from operations for the fiscal year ended September 30, 2012 was $2.2 million as compared to loss from operations for the fiscal year ended September 30, 2011 of $4.2 million. This represents an improvement of $2.0 million in results from operations from fiscal 2012 to 2011. The improvement is due primarily to the aforementioned impairment charge in the prior year, offset by the pressure on gross profit and severance charges of $0.3 million in the fiscal year ended September 30, 2012.

Other Expense

        Other income was $0.1 million as compared to other expense of $0.4 million, for the fiscal years ended September 30, 2012 and 2011, respectively. Interest expense for the fiscal years ended September 30, 2012 and 2011 was approximately $0.3 million for both fiscal years. Other income for the fiscal year ended September 30, 2012 was principally derived from the gain on the settlement of the Notes Payable (see Note 6).

        The Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the fiscal years ended September 30, 2012 and 2011, the Company recognized no tax expense.

Loss from Continuing Operations Before Income Taxes

        Loss from continuing operations for the fiscal year ended September 30, 2012 was $2.0 million, or $0.29 per basic and per diluted share, as compared to loss from continuing operations of $4.6 million, or $0.84 per basic and diluted share, for the fiscal year ended September 30, 2011. The improvement is due to the same factors discussed above pertaining to our loss from operations for fiscal 2012.

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

Net Loss

        Net loss for the fiscal year ended September 30, 2012 was $2.0 million, or ($0.29) per basic and diluted share, as compared to net loss of $4.3 million, or ($0.79) per basic and diluted share, for the fiscal year ended September 30, 2011, due primarily to the aforementioned impairment charge in the prior year, offset by the pressure on gross profit and severance charges of $0.3 million in the fiscal year ended September 30, 2012.

Other Data

        Earnings (Loss) Before Interest Tax Depreciation and Amortization ("EBITDA") adjusted for other non-cash charges ("Adjusted EBITDA"(1)) for the year ended September 30, 2012 was ($1.7 million) as compared to ($1.1 million) for the year ended September 30, 2011. The additional loss is attributable to the softening gross profit and to increased G&A expense described above.

  (1)
  We present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. We define Adjusted EBITDA as net loss from continuing operations plus (i) interest and other expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, (iv) G&A expenses—equity grants, and (v) impairment charges. This non-GAAP measure of our performance is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company's Board utilize this non-GAAP measure to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections and measure management performance. We believe that this non-GAAP measure is useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance. By providing this non-GAAP measure, as a supplement to GAAP information, we believe we are enhancing investors' understanding of our business and our results of operations. This non-GAAP financial measure is limited in its usefulness and should be considered in addition to, and not in lieu of, US GAAP financial measures. Further, this non-GAAP measure may be unique to the Company, as it may be different from the definition of non-GAAP measures used by other companies. A reconciliation of Adjusted EBITDA with net loss from continuing operations is as follows:

	For the Year Ended September 30,
	2012	2011
Net loss from continuing operations	$(2,026)	$(4,590)
(i) Interest and other expenses (net)	(125)	367
(ii) provision for taxes	—	—
(iii) amortization and depreciation,	121	113
(iv) G&A expenses—equity grants	352	444
(v) impairment charges	—	2,583

EBITDA adjusted for other non-cash charges	$(1,678)	$(1,083)

Liquidity and Capital Resources; Commitments

        In recent years, the Company has sought to finance its operations and capital expenditures through the sale of equity securities, convertible notes and more recently, through the proceeds from a rights offering. The Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to its asset-based credit facility with Presidential Financial Corporation. The Company's operating liabilities are largely predictable and consist of vendor and payroll related obligations. The Company's operations require substantial working capital to fund the future growth of its business model with expanded business development efforts, and planned capital expenditures to support a larger customer base.

        At September 30, 2012, the Company had a net working capital deficit of approximately $1.5 million and an accumulated deficit of approximately $67.4 million. For the year ended September 30, 2012, the Company incurred an operating loss and a net loss of approximately $2.0 million and $2.0 million, respectively. At September 30, 2012, the Company had $3.1 million in available cash and cash equivalents. The Company anticipates that it will also rely on operating cash flow and periodic funding, to the extent available, from its line of credit, to sustain the operations of the Company.

        In fiscal 2011 the Company completed measures to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers collectively provided a total of $500,000 of additional capital to the Company. As described in Note 10, $150,000 of such capital was provided through equity investments on March 31, 2011 and $350,000 of such capital was provided in July 2011 by Wynnefield Capital through the sale of convertible debentures. In addition, as described in Note 6, on February 9, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement.

        In fiscal 2012, the Company continued its efforts to improve and stabilize its financial position and further amended its secured credit facility with Presidential Financial Corporation and completed a rights offering in which it received $4.2 million in gross proceeds. In May 2012, the Company entered into another amendment to the Loan Agreement pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. However, as described in greater detail in Note 6 below, the Company's ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3,000,000, subject to eligible accounts receivable. At September 30, 2012, the amount of unused availability was $344,000 and the amount outstanding on the loan facility was $2,363,000.

        On March 16, 2012, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering in which its existing stockholders received non-transferable rights to purchase $4.2 million of additional shares of the Company's common stock. Under the terms of the rights offering, the Company distributed to the holders of its common stock non- transferable subscription rights for each share of common stock owned on the record date. Each subscription right entitled the holder to purchase 0.532 shares of the Company's common stock at a price of $1.30 per share. In connection with the rights offering, on May 2, 2012, the Company entered into a standby purchase agreement with Wynnefield Capital, which owned, prior to the rights offering, approximately 21% of the Company's common stock (excluding common stock warrants and a convertible note) through certain affiliated entities. Pursuant to the standby purchase agreement, Wynnefield Capital (or affiliated assignees) agreed to acquire from the Company in the rights offering, subject to the satisfactions of specified conditions, the shares of common stock that related to any rights that remained unexercised at the expiration of the rights offering. The closing of the rights offering occurred on June 15, 2012 and the Company raised gross proceeds of $4.2 million from the sale of 3,230,769 shares of common stock.

        Management believes, at present, that: (a) cash and cash equivalents of approximately $3.1 million as of September 30, 2012; (b) the amounts available under its line of credit (which, in turn, is limited by a portion of the amount of eligible assets); (c) forecasted operating cash flow; (d) the ultimate non-payment of certain liabilities and recorded guarantees currently contested by the Company or not expected to be settled in cash (see Note 6 to the accompanying consolidated financial statements) (classified as current at September 30, 2012) in fiscal 2013; and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company's ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

        Presently, the Company derives all of its revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA. The Company currently provides services to the DVA under a single source Blanket Purchase Agreement awarded in fiscal 2011 that has a ceiling value of up to $145,000,000 and is scheduled to expire on October 31, 2016. The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement represented approximately 51% of its revenue in the fiscal year ended September 30, 2012. In addition, the Company also holds contractual order cover through September 30, 2013 in respect of DVA contracts that generated close to a further 44% of its revenue in the fiscal year ended September 30, 2012, which are not currently the subject of requests for proposals and may in due course be further extended by the DVA on a sole source basis, although no assurances can be given that this will occur. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA or suffer a significant diminution in the quantity of services that they procure from the Company.

Cash from operating activities

        Net cash used in operating activities for the year ended September 30, 2012 was $2.8 million as compared to $1.0 million for fiscal year ended September 30, 2011. The increase in the cash used from 2011 to 2012 is principally due to growth in accounts receivable and other assets, partially offset by a growth in accounts payable, accrued payroll and accrued expenses.

Cash from investing activities

        Net cash used in investing activities in 2012 and fiscal 2011 were $68,000 and $37,000, respectively, principally due to capital expenditures.

Cash from financing activities

        Net cash provided by financing activities for the year ended September 30, 2012 was $5.2 million as compared to $0.6 million for the fiscal year ended September 30, 2011. The increase is fiscal 2012 was due to the proceeds from the rights offering and increased use of the Company's borrowing facilities with Presidential Financial Corporation, reduced by the $0.7 million settlement payment on the long-standing RS Staffing note.

Loan Facility

        On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the "Loan Agreement") with Presidential Financial Corporation (the "Lender"). Under the Loan Agreement, the Lender agreed to provide a two (2) year secured loan facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. The February 2011 amendment also extended the term of the Loan Agreement by 12 months, to July 29, 2013 and will automatically renew annually unless terminated by either party

        In May 2012, the Company entered into a further amendment to the Loan Agreement (the "Fifth Amendment") pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. The Company's ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions. The Fifth Amendment provides for an initial sublimit under the maximum loan amount of $3,000,000 (the "Initial Sublimit") and an adjusted sublimit of $4,000,000 (the "Adjusted Sublimit"). The Initial Sublimit of $3,000,000 will remain in effect until the satisfaction of the following conditions: (i) the repayment of the $500,000 over-advance accommodation agreed to by Lender as of May 9, 2012, (ii) the Company's demonstration of the need for the increase, (iii) the Company's continued compliance with the Loan Agreement, and (iv) Lender, in its sole discretion, agrees to increase the Initial Sublimit. In the event that the foregoing conditions are satisfied, the credit available to under the Loan Agreement shall remain subject to the Adjusted Sublimit until the parties receive any required waivers or consents from the holders of the Company's subordinated Convertible Debentures issued as of July 28, 2011 and Lender, in its sole discretion, agrees to such further increase. In addition, the increased availability under the unbilled accounts facility of the Loan Agreement is subject to the satisfaction of the same conditions that are applicable to Initial Sublimit. Accordingly, until these conditions are satisfied, the current borrowing limits remain in effect.

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

        Under the Loan and Security Agreement, interest accrues at the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The interest rate in effect at September 30, 2012 and 2011 was 5.2%. At September 30, 2012, based on current eligible accounts receivable, the amount of the unused availability under the line was $344,000. The amount outstanding as of September 30, 2012 was $2,363,000.

        The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company's ability to engage in certain transactions. Among other matters, under the loan agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender agreed to eliminate the tangible net worth covenant as part of the Fifth Amendment. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after December 31, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company's circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral. At present, the Company has not experienced, and the financial institution has not declared, an event of default. On May 9, 2012, Presidential Financial Corporation agreed to allow the Company to borrow up to $500,000 under its facility with the Company in excess of the eligible collateral, but subject to the maximum loan amount of $3,000,000. This arrangement expired with the closing of the rights offering on June 15, 2012. There were no advances against this facility.

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

Payroll Taxes

        DLH has received notices from the Internal Revenue Service ("IRS") claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, DLH has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.3 million at September 30, 2012) has been recorded in accounts payable and includes estimated accrued penalties and interest totaling approximately $500,000.

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

Contractual Obligations

		Payments Due By Period
Obligations (Amounts in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years
Loan Payable(1)	$2,363	$2,363	$—	$—
Operating Leases(2)	642	163	312	167
Convertible Debentures	350	—	350	—

Total Obligations	$3,355	$2,526	$662	$167

(1)
Represents the amount recorded in respect loan payable due to Presidential in accordance with the loan agreement and capital lease obligations.

(2)
Represents lease payments net of sublease income.

Settlement Agreement

        DLH and DLH Solutions entered into a settlement agreement dated as of July 22, 2011 (the "Agreement") with Roger Staggs and E. Barry Durham, the former principals of RS Staffing Services, Inc. (together, the "Sellers"). The Sellers were the holders of certain promissory notes issued by DLH in the aggregate principal amount of $1,500,000 (the "Notes"). The claims resolved by the Settlement Agreement concerned DLH's claim of indemnification of approximately $1,800,000 arising out of the acquisition by DLH of RS Staffing Services, Inc. in June 2005 and certain counterclaims by the Sellers against DLH, including payment under the Notes. Pursuant to the Agreement, the Company paid $200,000 in cash to the Sellers, and issued them an aggregate of 300,000 shares of common stock of DLH, valued at $795,000, the fair value of the stock at July 22, 2011. The Company also agreed to permit the Sellers to resell an aggregate of 201,724 other shares of common stock of DLH presently held by them, against which the Company had previously placed a stop order to prevent their resale. The Sellers agreed to orderly sale limitations with respect to their ability to resell all their shares of common stock of DLH In addition, DLH provided guarantees to the Sellers that the net proceeds to be received by them from the resale of all of the shares of common stock of DLH sold by them pursuant to the Agreement would not be less than certain minimum guarantees. With respect to the shares of common stock of DLH owned by them prior to the effective date of the Agreement (the "Old DLH Shares"), DLH guaranteed to each Seller net proceeds of $100,000, and with respect to the shares of common stock of DLH issued under the Agreement (the "New DLH Shares"), DLH guaranteed net proceeds of $375,000 to each.

        The payments of all amounts under the Agreement were secured by the Notes. In addition, the parties agreed to release each other from any further claims that either may have against the other, except to enforce the Agreement. The guarantees in respect of the Old DLH Shares were satisfied in full as of September 30, 2011 and the guarantees in respect of the New DLH Shares were satisfied in full as of September 30, 2012. At September 27, 2012, the guarantees and the remaining value of the Notes have been satisfied through a combination of the repurchase of certain of the shares of the Company's common stock owned by one of the note holders and the expiration of the guarantee period under the Agreement. Following the completion of the sale of 100,000 shares of common stock of the Company by this holder to members of DLH's management team, the Company's retirement of 40,000 shares of its common stock against the payment of an additional $40,000 and the payment by the Company of $225,000, the Company fully satisfied its minimum guarantee obligations related to the Notes. Accordingly, the Company recorded a gain of approximately $486,000 in the fiscal fourth quarter ending September 30, 2012.

        The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and settlement in the amount of $0 and $96,000 during fiscal 2012 and 2011, respectively, as a component of other income (expense).

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

Effects of Inflation

        Inflation and changing prices have not had a material effect on DLH's net revenues and results of operations, as DLH has been able to modify its prices and cost structure to respond to inflation and changing prices.

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

        The FASB amended existing guidance on reporting comprehensive income in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current accounting principles generally accepted in the United States of America. This guidance was effective for the Company's fiscal quarter ending March 31, 2012 and its adoption did not had a material effect on the financial statements.

        In August 2011, the FASB approved a revised accounting standard to simplify the testing of goodwill for impairment. The guidance permits an entity to first assess defined qualitative factors in determining whether it is necessary to perform the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has elected to adopt this guidance for the fiscal year ended September 30, 2012.

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

        In July 2012, the FASB further amended existing guidance on testing indefinite lived intangible assets for impairment. The amendments are intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This update applies to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

        In August 2012, the FASB issued technical amendments and corrections to SEC sections, effective for the period ended September 30, 2012. The adoption of this guidance did not have a material effect on the financial statements.

        In October 2012, the FASB issued technical corrections and improvements, which include revisions to prior guidance on numerous topics, including Convertible Debentures. The effective date of these revisions is for fiscal years beginning after December 15, 2012. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments other than potentially in future periods in regard to certain derivative instruments or embedded features required to be accounted for as derivative instruments as discussed in Note 6 to the accompanying financial statements. DLH believes it does not have a material interest rate risk with respect to our prior workers' compensation programs. In connection with DLH's prior workers' compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of DLH, and is used to offset workers' compensation expense. Interest rates payable on these funds have been relatively static and at a level where any further downward rate adjustments would not be expected to result in a material adverse impact on the Company's exposure to workers' compensation expense. DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material given the amount of debt subject to variable interest rates and the prime rate interest rate floors applied by the Lenders.

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

        Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

Changes in Internal Control over Financial Reporting

        There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of our fiscal year ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Effective as of November 15, 2012, the Company granted an aggregate of 52,500 shares of restricted stock to its non-executive directors consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. There is no other information required to be disclosed that has materially affected, or is reasonably likely to materially affect, our results of operations, financial position or cash flows.

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

        We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2012. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)  Financial Statements

    The financial statements and schedules of DLH are included in Part II, Item 8 of this report beginning on page F-1.

(a)
(2)  Financial Statement Schedule

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
3.6	Amendment to Amended and Restated Certificate of Incorporation of the Company filed June 25, 2012 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 26, 2012).

Exhibit No.		Description
4.1		Convertible Debenture issued to Wynnefield Small Cap Value, LP I (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
4.2		Convertible Debenture issued to Wynnefield Small Cap Value, LP (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
4.3		Common Stock Purchase Warrant issued to Wynnefield Small Cap Value, LP I (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
4.4		Common Stock Purchase Warrant issued to Wynnefield Small Cap Value, LP (filed as Exhibit 4.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
4.5		Form of Warrant Issued in October 2011 (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011).
4.6		Form of Subscription Rights Certificate (filed as Exhibit 4.5 to Registration Statement on Form S-1/A filed on April 26, 2012).
4.7		Form of Subscription Agent Agreement by and between Teamstaff, Inc. and Continental Stock Transfer & Trust Company (filed as Exhibit 4.6 to Registration Statement on Form S-1 filed on March 16, 2012).
10.1	#	2000 Employee Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).
10.2	#	2000 Non-Executive Director Stock Option Plan (filed as Exhibit B to the Proxy Statement dated as of March 8, 2000 with respect to the Annual meeting of Shareholders held on April 13, 2000).
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
10.5	#	Form of Employee Incentive Stock Option Certificate and Agreement (filed as Exhibit 10.13 to the Form 10-K filed on December 23, 2004).
10.6	#	Form of Employee Non-Qualified Stock Option Certificate and Agreement (filed as Exhibit 10.14 to the Form 10-K filed on December 23, 2004).
10.7	#	Form of 2000 Director Plan Non-Qualified Stock Option Agreement (filed as Exhibit 10.15 to the Form 10-K filed on December 23, 2004).
10.8		Form of Stock Purchase Agreement among TeamStaff, Inc. and the Shareholders of RS Staffing Services, Inc. dated as of May 26, 2005 (filed as Exhibit 10.1 to Form 8-K dated June 8, 2005).
10.9.1		Form of Note dated June 8, 2005 issued by TeamStaff, Inc. to Roger Staggs (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).
10.9.2		Form of Note dated June 8, 2005 issued by Team Staff, Inc. to Barry Durham (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2005).

Exhibit No.		Description
10.10	#	Form Notice of Restricted Stock Bonus Award and Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2006).
10.11	#	Form of Director Stock Option Agreement for options granted September 1, 2006. (filed as Exhibit 10.26 to the Company's Form 10-K filed on December 21, 2006).
10.12	#	Employment Agreement between the Company and Zachary C. Parker, dated February 9, 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 11, 2010).
10.13	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).
10.14	†
Loan and Security Agreement, dated as of July 29, 2010, between Teamstaff Government Solutions, Inc. and Presidential Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 16, 2010).
10.15		Secured Promissory Note, dated July 29, 2010, executed by TeamStaff Government Solutions, Inc.(filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 16, 2010).
10.16		Corporate Guaranty Agreement, dated July 29, 2010, executed by TeamStaff, Inc. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 16, 2010).
10.17		Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K, filed on August 27, 2010).
10.18		Second Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K, filed on November 30, 2010).
10.19	#	Employment Agreement between the Company and John E. Kahn, dated September 22, 2010 (filed as Exhibit 10.33 to Annual Report on Form 10-K for the fiscal year ended September 30, 2010).
10.20	#	Employment Agreement between the Company and John F. Armstrong, dated February 7, 2011 (filed as Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended September 30, 2010).
10.21
Third Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation, dated February 9, 2011 (filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended September 30, 2010).
10.22		Form of Subscription Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).
10.23		Form of Subscription Agreement (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).
10.24		Form of Settlement Agreement dated as of July 22, 2011 (filed as Exhibit 10.1 to Current Report on Form 8-K dated July 28, 2011).
10.25	#	2006 Long Term Incentive Plan, as amended (filed as Exhibit A to the Proxy Statement dated July 18, 2011) with respect to the Annual Meeting of Shareholders held on August 18, 2011).
10.26		Debenture Purchase Agreement dated as of June 1, 2011 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

Exhibit No.		Description
10.27		Amendment to Employment Agreement between the Company and Zachary C. Parker (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
10.28		Amendment to Employment Agreement between the Company and John E. Kahn (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
10.29		Amendment to Employment Agreement between the Company and John F. Armstrong (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
10.30
Creditor Subordination Agreement by TeamStaff Government Solutions, Inc., TeamStaff, Inc., Presidential Financial Corporation and Wynnefield Partners SmallCap Value LP (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
10.31
Creditor Subordination Agreement by TeamStaff Government Solutions, Inc., TeamStaff, Inc., Presidential Financial Corporation and Wynnefield Partners SmallCap Value LP I (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
10.32	#	Employment Agreement between the Company and Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 4, 2011).
10.33
Fourth Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation dated November 30, 2011 (filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended September 30, 2011).
10.34		Standby Purchase Agreement dated May 2, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed May 3, 2012).
10.35		Form of Registration Rights Agreement, dated May 2, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 3, 2012).
10.36		Amendment to Secured Promissory Note and Loan Agreement dated as of May 18, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed May 24, 2012).
10.37	#	Employment Agreement with Kathryn M. JohnBull (filed as Exhibit 10.1 to Current Report on Form 8-K filed June 29, 2012).
10.38	#	Separation Agreement with John E. Kahn dated as of August 23, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed August 29, 2012)
10.39	#	Amendment to Employment Agreement with Zachary C. Parker (filed as Exhibit 10.1 to Current Report on Form 8-k filed November 12, 2013).
14		Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
21	*	Subsidiaries of Registrants.
23.1	*	Consent of WithumSmith+Brown, PC
31.1	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).

Exhibit No.		Description
31.2	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101	##
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements Of Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements.

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

DLH HOLDINGS CORP.
By:	/s/ ZACHARY C. PARKER Zachary C. Parker Chief Executive Officer (Principal Executive Officer)

Dated: December 13, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK G. WASSERMAN Frederick G. Wasserman	Chairman of the Board	December 13, 2012
/s/ T. STEPHEN JOHNSON T. Stephen Johnson	Director	December 13, 2012
/s/ PETER BLACK Peter Black	Director	December 13, 2012
/s/ MARTIN J. DELANEY Martin J. Delaney	Director	December 13, 2012
/s/ WILLIAM H. ALDERMAN William H. Alderman	Director	December 13, 2012
/s/ AUSTIN J. YERKS III Austin J. Yerks III	Director	December 13, 2012
/s/ ZACHARY C. PARKER Zachary C. Parker	Chief Executive Officer, President and Director	December 13, 2012
/s/ KATHRYN M. JOHNBULL Kathryn M. Johnbull	Chief Financial Officer and Principal Accounting Officer	December 13, 2012

DLH Holdings Corp. and Subsidiaries

Index to Consolidated Financial Statements

        Schedules have been omitted as they are either not required or because the related information has been included in the notes to consolidated financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DLH Holdings Corp.

        We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DLH Holdings Corp., Inc. and Subsidiaries as of September 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WITHUMSMITH+BROWN, PC
WithumSmith+Brown, PC
New York, New York
December 13, 2012

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

ASSETS	September 30, 2012	September 30, 2011
CURRENT ASSETS:
Cash and cash equivalents	$3,089	$763
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2012 and September 30, 2011	13,028	11,112
Prepaid workers' compensation	516	513
Other current assets	133	184

Total current assets	16,766	12,572

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	139	177
Computer equipment	126	102
Computer software	408	260
Leasehold improvements	24	21

	697	560
Less accumulated depreciation and amortization	(429)	(346)

Equipment and improvements, net	268	214

GOODWILL	8,595	8,595
OTHER ASSETS
Deferred financing costs, net	9	26
Other assets	784	510

Total other assets	793	536

TOTAL ASSETS	$26,422	$21,917

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2012	September 30, 2011
CURRENT LIABILITIES:
Bank loan payable	$2,363	$740
Notes payable	—	711
Current portion of capital lease obligations	51	8
Accrued payroll	10,555	10,318
Accounts payable	2,296	1,983
Accrued expenses and other current liabilities	2,817	2,134
Liabilities from discontinued operation	185	235

Total current liabilities	18,267	16,129

LONG TERM LIABILITIES
Convertible debenture, net	202	46
Derivative financial instruments, at fair value	119	182
Other long term liability	84	6

Total long term liabilities	405	234

Total liabilities	18,672	16,363

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,266 at September 30, 2012 and 6,023 at September 30, 2011, outstanding 9,264 at September 30, 2012 and 6,021 at September 30, 2011	9	6
Additional paid-in capital	75,207	70,988
Accumulated deficit	(67,442)	(65,416)
Treasury stock, 2 shares at cost at September 30, 2012 and 2 shares at September 30, 2011	(24)	(24)

Total shareholders' equity	7,750	5,554

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,422	$21,917

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Year Ended
	September 30, 2012	September 30, 2011
REVENUES	$49,193	$41,923
DIRECT EXPENSES	43,596	36,025

GROSS PROFIT	5,597	5,898
GENERAL AND ADMINISTRATIVE EXPENSES	7,361	7,425
SEVERANCE	267	—
IMPAIRMENT CHARGE—INTANGIBLE ASSETS	—	2,583
DEPRECIATION AND AMORTIZATION	120	113

Loss from operations	(2,151)	(4,223)

OTHER INCOME (EXPENSE)
Interest income	13	8
Interest expense	(298)	(291)
Amortization of deferred financing costs	(195)	(56)
Change in fair value of financial instruments	105	107
Loss on retirement of assets	(2)	(45)
Settlement of note payable	486
Other income, net	16	6
Legal expense related to pre-acquisition activity of acquired company	—	(96)

	125	(367)

Loss from continuing operations before income taxes	(2,026)	(4,590)
INCOME TAX EXPENSE	—	—

Loss from continuing operations	(2,026)	(4,590)

GAIN FROM DISCONTINUED OPERATION	—	270

NET LOSS	$(2,026)	$(4,320)

NET GAIN (LOSS) PER SHARE—BASIC AND DILUTED
Loss from continuing operations	$(0.29)	$(0.84)
Gain from discontinued operation	—	0.05

Net loss per share	$(0.29)	$(0.79)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	7,026	5,460

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	For the Year Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,026)	$(4,320)
Adjustments to reconcile net loss to net cash used in operating activities, net of divested business:
Depreciation and amortization including debt costs	275	146
Impairment charge		2,583
Change in fair value of derivative financial instruments	(105)	(107)
Compensation expense related to employee stock option grants	179	398
Compensation expense related to employee restricted stock grants	50	14
Compensation expense related to director restricted stock grants	123	20
Share based expense on non employee options	25	—
Warrants issued to consultants	12	—
Other non cash compensation	6	12
Loss on retirement of equipment	2	45
Gain on settlement of notes payable	(486)	—
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	(1,916)	212
Other current assets	48	160
Other assets	(258)	(150)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	1,233	(1)
Other long term liabilities	56	1

Net cash used in operating activities	(2,782)	(987)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(68)	(37)

Net cash used in investing activities	(68)	(37)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on revolving line of credit	1,623	378
Settlement of notes payable	(225)	(200)
Rights offering proceeds	4,197	—
Rights offering expenses	(335)	—
Payments on capital lease obligations	(37)	(18)
Issuance of convertible debentures, net of direct costs $32	—	318
Proceeds from exercise of stock options	—	30
Proceeds from sale of common stock, net	3	146
Cash flows from discontinued operation	(50)	(54)

Net cash provided by financing activities	5,176	600

Net increase/(decrease) in cash and cash equivalents	2,326	(424)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	763	1,187

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,089	$763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$298	$229

Cash paid during the period for income taxes	$11	$17

NON CASH FINANCING ACTIVITIES
Equipment acquired under capital lease	$102	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the year ended September 30, 2012

(AMOUNTS IN THOUSANDS)

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Total Shareholders' Equity
	Shares	Amount			Shares	Amount
BALANCE, September 30, 2010	5,103	$5	$69,503	$(61,096)	2	$(24)	$8,388
Director restricted stock grants	35		20				20
Exercise of stock options	30		30				30
Proceeds of non cash considerations from sale of common stock	459	1	161				162
Issuance of shares for services	51		25				25
Expense related to employee stock option grants			398				398
Issuance of common shares in settlement of note payable	300		795				795
Warrants issued on convertible debentures			42				42
Expense related to employee restricted stock grants	43		14				14
Net loss				(4,320)			(4,320)

BALANCE, September 30, 2011	6,021	$6	$70,988	$(65,416)	2	$(24)	$5,554

Director restricted stock grants	54		123				123
Proceeds from sale of commons stock							—
Issuance of shares for services			12				12
Expense related to employee stock option grants			179				179
Fees related to rights offering			(292)				(292)
Non-employee options			25				25
Warrants issued on convertible debentures			(34)				(34)
Expense related to employee restricted stock grants			50				50
Rights offering	3,231	3	4,196				4,199
Purchase of common stock	(40)		(40)				(40)
Net loss				(2,026)			(2,026)

BALANCE, September 30, 2012	9,266	$9	$75,207	$(67,442)	2	$(24)	$7,750

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(1) ORGANIZATION AND BUSINESS:

        For more than 25 years, DLH Holdings Corp. ("DLH" formerly TeamStaff Inc.), has provided professional services to the U.S. Government. Headquartered in Atlanta, Georgia, DLH employs approximately 1,100 skilled technicians, logisticians, engineers, healthcare and support personnel at more than 25 locations around the United States. DLH's operating subsidiary, DLH Solutions, Inc. is organized into three broad integrated business areas: Healthcare Delivery Solutions, Logistics and Technical Services, and Contingency / Staff Augmentation Services. Our customers, a majority of whom are within the Departments of Defense ("DoD") and Veterans Affairs ("DVA"), benefit from proven leadership processes, technical excellence, and cost management. The remaining portion of DLH's business is comprised of customers within the Center for Disease Control and Prevention, Departments of Justice, Agriculture, Interior and Federal Emergency Management Agency, at locations throughout the United States.

        In February 2012, the Company's shareholders approved a proposal to change its corporate name to DLH Holdings Corp. On June 25, 2012 the Company filed an amendment to its certificate of incorporation to implement the change in its corporate name to DLH Holdings Corp. (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our"). DLH's primary operations are managed from Loganville, Georgia and its principal executive offices are located at 1776 Peachtree Street, Atlanta, Georgia 30309.

Corporate History

        DLH Holdings Corp. was originally incorporated in New Jersey in 1969 as a payroll staffing company. Through several strategic transactions over recent decades, the Company has evolved considerably and in early 2010, made the strategic decision to build the Company around its government services entity, DLH Solutions, Inc. (formerly, TeamStaff Government Solutions, Inc.) The Company is now completely focused on government services both as a prime contractor as well as a partner with other government contractors. The Company's other wholly-owned subsidiaries are not actively operating.

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Liquidity

        In recent years, the Company has sought to finance its operations and capital expenditures through the sale of equity securities, convertible notes and more recently, through the proceeds from a rights offering. The Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to its asset-based credit facility with Presidential Financial Corporation. The Company's operating liabilities are largely predictable and consist of vendor and payroll related obligations. The Company's operations require substantial working capital to fund the future growth of its business model with expanded business development efforts, and planned capital expenditures to support a larger customer base.

        At September 30, 2012, the Company had a net working capital deficit of approximately $1.5 million and an accumulated deficit of approximately $67.4 million. For the year ended September 30, 2012, the Company incurred an operating loss and a net loss of approximately $2.0 million and $2.0 million, respectively.

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        In fiscal 2011 the Company completed measures to enhance its liquidity by approximately $1,000,000 as a result of increasing the maximum availability of its credit facility and receiving funding of and/or commitments for additional equity and/or debt financing. In that regard, our largest shareholder, Wynnefield Capital, Inc., and certain of our directors and executive officers collectively provided a total of $500,000 of additional capital to the Company. As described in Note 10, $150,000 of such capital was provided through equity investments on March 31, 2011 and $350,000 of such capital was provided in July 2011 by Wynnefield Capital through the sale of convertible debentures. In addition, as described in Note 6, on February 9, 2011, the Company entered into an amendment of its Loan and Security Agreement with Presidential Financial Corporation, pursuant to which they agreed to increase the maximum availability under the Loan and Security Agreement by an additional $500,000 and provide an unbilled receivable facility within the limits of the Loan and Security Agreement. Further, in May 2012, the Company entered into another amendment to the Loan Agreement pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. However, as described in greater detail in Note 6 below, the Company's ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable.

        At September 30, 2012, the amount of unused availability was $344,000. The amount outstanding on the loan facility as of September 30, 2012 was $2,363,000.

        On March 16, 2012, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering in which its existing stockholders received non-transferable rights to purchase $4.2 million of additional shares of the Company's common stock. Under the terms of the rights offering, the Company distributed to the holders of its common stock non- transferable subscription rights for each share of common stock owned on the record date. Each subscription right entitled the holder to purchase 0.532 shares of the Company's common stock at a price of $1.30 per share. In connection with the rights offering, on May 2, 2012, the Company entered into a standby purchase agreement with Wynnefield Capital, Inc. ("Wynnefield Capital"), which owned, prior to the rights offering, approximately 21% of the Company's common stock (excluding common stock warrants and a convertible note) through certain affiliated entities. Pursuant to the standby purchase agreement, Wynnefield Capital (or affiliated assignees) agreed to acquire from the Company in the rights offering, subject to the satisfactions of specified conditions, the shares of common stock that related to any rights that remained unexercised at the expiration of the rights offering. The closing of the rights offering occurred on June 15, 2012 and the Company raised gross proceeds of $4.2 million from the sale of 3,230,769 shares of common stock.

        Management believes, at present, that: (a) cash and cash equivalents of approximately $3.1 million as of September 30, 2012; (b) the amounts available under its line of credit (which, in turn, is limited by a portion of the amount of eligible assets); (c) forecasted operating cash flow; (d) the ultimate non-payment of certain liabilities and recorded guarantees currently contested by the Company or not expected to be settled in cash (see Note 6 to the accompanying consolidated financial statements) (classified as current at September 30, 2012) in fiscal 2013; and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company's ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

        Presently, the Company derives all of its revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA. The Company currently provides services to the DVA under a single source Blanket Purchase Agreement awarded in fiscal 2011 that has a ceiling value of approximately $145,000,000 and is scheduled to expire on October 31, 2016. The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement represented approximately 51% of its revenue in the fiscal year ended September 30, 2012. In addition, the Company also holds contractual order cover through September 30, 2013 in respect of DVA contracts that generated an additional 44% of its revenue in the fiscal year ended September 30, 2012, which are not currently the subject of requests for proposals and may in due course be further extended by the DVA on a sole source basis, although no assurances can be given that this will occur. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA or suffer a significant diminution in the quantity of services that they procure from the Company.

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

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Revenue Recognition

        DLH's revenue is derived from professional and other specialized service offerings to US Government agencies through a variety of contracts, some of which are fixed-price in nature and/or sourced through Federal Supply Schedules administered by the General Services Administration ("GSA") at fixed unit rates or hourly arrangements. We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. The recognition of revenue from fixed rates is based upon objective criteria that generally do not require significant estimates that may change over time. Other types of US Government contracts may include cost reimbursable contracts, fixed price or flexibly priced contracts requiring estimates based on percentage-of-completion methods of recognizing revenue and profit. These contracting vehicles do not, at this time, represent a significant portion of our revenue nor require estimating techniques that would materially impact our revenue reported herein. DLH recognizes and records revenue on government contracts when it is realized, or realizable, and earned. DLH considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectability is reasonably assured.

        Revenues related to retroactive billings in 2008 from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectability is reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, were accrued to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.

        During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At September 30, 2012 and September 30, 2011, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2012 and September 30, 2011. Although the timing cannot be guaranteed, at present the Company expects to bill and collect such amounts during fiscal 2013, based on current discussions with the DVA and collection efforts.

        In April 2012, the Company received formal contract modifications from the DVA, dated April 16, 2012, concerning the retroactive billing matter. The contract modifications from the DVA incorporate relevant wage determinations covering largely 2006 and 2007 applying to the Company's historical contracts with DVA during those periods. These government modifications initiate the procedures whereby the Company may invoice the DVA in accordance with the modified wage determinations and subsequently make timely retroactive payments to employees (active and inactive) covering work performed at the certain locations. The Company expects to follow the same process implemented as directed by and in conjunction with the Department of Labor and the DVA when similar wage determination-related contract modifications were made to cover other sites (also for the periods of 2006 and 2007) in 2008.

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        The Company continues to support the Government's review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. As such, there may be additional revenues recognized in future periods once the final approval for such additional amounts is obtained. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts that we may receive will be within the range specified above.

Concentrations of Credit Risks

        Financial instruments that potentially subject DLH to concentrations of credit risk consist principally of cash and accounts receivable. DLH maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 in respect of interest bearing accounts and without limit for other accounts through December 31, 2012. At times the deposits in banks may exceed the amount of insurance provided on such deposits. DLH monitors the financial health of these banking institutions. At September 30, 2012, the Company's uninsured cash balances approximated $0.3 million. Historically, the Company has not experienced any losses on deposits.

        DLH provides services to the DVA, the US Department of Defense and other US governmental agencies and operated at over 40 facilities during fiscal 2011 year. Substantially all of the business of DLH Solutions is accomplished through Federal Supply Schedule contracts with the GSA and DVA. Credit, when given, is generally granted on an unsecured basis.

        The Company's policy is to maintain an allowance for doubtful accounts, if any, for estimated losses resulting from the inability of its customers to pay. However, if the financial condition of DLH's customers were to deteriorate rapidly, resulting in nonpayment, DLH could be required to provide for additional allowances, which would decrease operating results in the period that such determination was made.

Cash Equivalents

        For purposes of the Consolidated Statements of Cash Flows, DLH considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        Before accounts are deemed uncollectible, demand letters are sent and, if that does not result in payment, the receivable is placed for collection with a collection agency. The Company's last attempt at collection would be legal action, depending upon the customer's financial situation. If the Company is unsuccessful at collection after these steps, the receivable is written-off.

Fair Value

        DLH has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable and accrued expenses. DLH estimates that the fair value of these financial instruments at September 30, 2012 and 2011 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets. However, because the Company presents certain common stock warrants and embedded conversion features (associated with Convertible Debentures—See Note 6) and accounts for such derivative financial instruments at fair value, such derivatives are materially impacted by the market value of the Company's stock and therefore subject to a high degree of volatility. The Company's future results may be materially impacted by changes in the Company's closing stock price as of the date it prepares future periodic financial statements.

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

        The following table presents the Company's September 30, 2012 and 2011 assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (all Level 3):

	September 30,
	2012	2011
Asset:
Tradenames	$0	$0

Liability:
Derivative financial instruments	$119	$182

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        The following is a summary of activity as of and for the years ended September 30, 2012 and 2011 for these assets and liabilities measured at fair value on a recurring basis:

Asset: Tradenames
Balance, September 30, 2010	$2,583
Impairment loss included in results of operations	(2,583)

Balance, September 30, 2011	—
Impairment loss included in results of operations	—

Balance, September 30, 2012	$—

Liability: Fair Value of Derivative Financial Instruments
Balance, September 30, 2010	$—
Fair value of warrants	(289)
Change in fair value included in results of operations	107

Balance, September 30, 2011	$(182)
Fair value of warrants	(42)
Change in fair value included in results of operations	105

Balance, September 30, 2012	$(119)

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

Advertising Costs

        The Company's advertising expenses consist primarily of online advertising, professional trade magazines and various other print media, promotional material and direct mail marketing. The Company expenses advertising costs as they are incurred. Total advertising costs for continuing operations were $19 and $5 for the fiscal years ended September 30, 2012 and 2011, respectively.

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

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Goodwill

        In accordance with applicable accounting standards, DLH does not amortize goodwill. DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. At September 30, 2012, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2012. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations.

        Factors including non-renewal of a major contract (see Note 2—Liquidity and Note 13) or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods' results of operations. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Intangible Assets

        As required by applicable accounting standards, DLH did not amortize its tradenames, an indefinite life intangible asset. DLH reviewed its indefinite life intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicated that an asset's carrying amount was greater than its fair value. On September 15, 2011, the Board of Directors of DLH approved the change of the corporate name of TeamStaff GS to DLH Solutions and also approved a plan to change the corporate name of the Company to DLH Holdings Corp. In connection with these actions, the Company ceased further use of the TeamStaff trademark and implemented new marketing and branding initiatives associated with the new corporate identity being adopted by the Company. As a result of the corporate name change, abandoning the use of the TeamStaff name and associated rebranding efforts being implemented by the Company, the Company concluded that it was required to record a non-cash impairment charge with respect to the value of the "TeamStaff" trademark of $2.6 million to fully write-off the value of this trademark.

Income Taxes

        TeamStaff accounts for income taxes in accordance with the "liability" method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2012 and 2011, the Company recorded a 100% valuation allowance against its net deferred tax assets (See Note 5).

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        The Financial Accounting Standards Board ("FASB") has issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. The Company conducts business solely in the U.S. and, as a result, also files income taxes in various states and other jurisdictions. Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company's income tax returns for years subsequent to fiscal 2008 are currently open, by statute, for review by authorities. However, there are no examinations currently in progress and the Company is not aware of any pending audits.

Stock-Based Compensation

        Compensation costs for the portion of equity awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of September 30, 2012, there is $0.2 million remaining unrecognized compensation expense related to non-vested stock based awards to be recognized in future periods.

        For options that vest based on the Company's common stock achieving and maintaining defined market prices, the Company values these awards with a binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation cost is recognized over the derived service period determined in the valuation.

        From time to time, the Company grants restricted stock awards to non-employee directors and employees under existing plans. The Company recognizes non cash compensation expense over the various vesting periods.

        Stock compensation expense totaled $0.2 million for all awards for the year ended September 30, 2012, and totaled $0.4 million for all awards for the year ended September 30, 2011. Certain awards vest upon satisfaction of certain performance criteria. As permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

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

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

grants that vested or are likely to vest during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities.

        The respective determination of weighted average shares used in the computation of earnings (loss) per share is as follows (amounts in table show in thousands);

	2012	2011
Basic and Diluted:
Loss from continuing operations	7,026	5,460
Gain (loss) from discontinued operation	N/A	5,460

        The effects of common stock equivalents of 1,436,346 are anti-dilutive for fiscal 2012. The effects of common stock equivalents of approximately 1,643,846 are anti-dilutive for fiscal 2011.

(3) RECENT ACCOUNTING STANDARDS:

        In May 2011, the FASB amended existing guidance on fair value measurements to clarify certain disclosure requirements and improve consistency with international reporting standards. This amendment is to be applied prospectively and is effective for the Company's fiscal quarter ending March 31, 2012. The adoption did not have a material effect on the financial statements.

        The FASB amended existing guidance on reporting comprehensive income in June 2011 to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income under current accounting principles generally accepted in the United States of America. This guidance was effective for the Company's fiscal quarter ending March 31, 2012. The adoption did not have a material effect on prospective financial statements.

        In August 2011, the FASB approved a revised accounting standard to simplify the testing of goodwill for impairment. The guidance permits an entity to first assess defined qualitative factors in determining whether it is necessary to perform the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has elected to adopt this guidance for the fiscal year ended September 30, 2012.

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

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(3) RECENT ACCOUNTING STANDARDS: (Continued)

The amendment is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

        In July 2012, the FASB further amended existing guidance on testing indefinite lived intangible assets for impairment. The amendments are intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This update applies to all entities, both public and nonpublic, that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

        In August 2012, the FASB issued technical amendments and corrections to SEC sections, effective for the period ended September 30, 2012. The adoption of this guidance did not have a material effect on the financial statements.

        In October 2012, the FASB issued technical corrections and improvements, which include revisions to prior guidance on numerous topics, including Convertible Debentures. The effective date of these revisions is for fiscal years beginning after December 15, 2012. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

(4) DISCONTINUED OPERATION:

Non-Recurring Gain

        There were no non-recurring gains from discontinued operations for the fiscal year ended September 30, 2012. The Company recognized a non-recurring gain from discontinued operations for fiscal year ended September 30, 2011 of $270,000, related to escheated funds refunded by the State of Florida. The Company's right to the funds arose in connection with the Company's former PEO operations that were accounted for as a discontinued operation in fiscal 2003 and, accordingly, the Company has recognized the amounts as income from discontinued operation in the current period after concluding that the amount involved was not material to the results of operations in the year of discontinuance.

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(4) DISCONTINUED OPERATION: (Continued)

Condensed Financial Information

        Condensed financial statement information and results of the discontinued operation are as follows:

Year Ended
(amounts in thousands)	September 30, 2012	September 30, 2011
Revenues	$—	$—
Direct expenses	—	—
General and administrative expenses	—	—
Other expense, net	—	—

Loss from operations	—	—
Loss from disposal	—	—
Other income	0	270

Net gain (loss)	$0	$270

        In previous periods, the Company has accrued expenses related to the shut down of discontinued businesses. The following chart details liabilities from the discontinued operation (amounts in thousands):

Liabilities	September 30, 2012	September 30, 2011
Accrued expenses and other current liabilities	$185	$235

Total liabilities	$185	$235

        The fiscal 2012 decrease in the liability arises from lease payments.

(5) INCOME TAXES:

        DLH accounts for income taxes in accordance with the "liability" method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

        After an assessment of all available evidence (including historical and forecasted operating results), management has concluded that realization of the Company's net operating loss carryforwards (which included those amounts acquired in previous years' business combinations, collectively "NOLs"), tax credits and other deferred tax assets, could not be considered more likely than not. Accordingly, for the fiscal years ended September 30, 2012 and 2011, the Company did not record a tax benefit for NOLs and other deferred tax assets.

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(5) INCOME TAXES: (Continued)

        Based on similar assessments, the Company increased the valuation allowance established on deferred tax assets by approximately $0.8 million and $1.0 million in 2012 and 2011, respectively. The increase in the valuation allowance is primarily due to increased Federal and state NOLs and stock based compensation expense (not currently deductible) for the fiscal years ended September 30, 2012 andSeptember 30, 2011.

        In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely than not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of such NOLs), to offset future periods' taxable income.

        In the fiscal years ended September 30, 2012 and 2011, the Company did not recognize a tax expense or benefit.

        At September 30, 2012 the Company had net operating losses of approximately $ 40.2 million and $28.2 million for U.S. and state tax return purposes, respectively, and unutilized tax credits of approximately $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2032.

        An analysis of DLH's deferred tax asset and liability is as follows (amounts in thousands):

	Years Ended September 30,
	2012	2011
Deferred income tax asset (liability):
Net operating loss carry forwards and tax credits	$16,459	$15,669
Prepaid workers' compensation	111	55
Deferred rent	3	4
Accrued liabilities	474	445
Stock based compensation	424	372
Fixed and intangible assets	(1,460)	(1,276)
Other items, net	12	(11)
Valuation allowance	(16,023)	(15,258)

	$—	$—

        The significant components of the expense (benefit) for income taxes from continuing operations are summarized as follows:

Years Ended September 30,
(amounts in thousands)	2012	2011
Current expense (benefit)	$—	$—
Deferred expense (benefit)	—	—

Total expense (benefit)	$—	$—

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(5) INCOME TAXES: (Continued)

        The following table indicates the significant differences between the Federal statutory rate and DLH's effective tax rate for continuing operations:

	Years Ended September 30,
(amounts in thousands)	2012	2011
Federal statutory rate	$(689)	$(1,561)
State taxes, net	—	—
Tradename impairment		878
Other permanent items	13	18
Valuation allowance	676	665

	$—	$—

(6) DEBT AND CAPITAL LEASES:

Current Bank Loan Facility (See Note 9—Government Assignments of Contracts)

        On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the "Loan Agreement") with Presidential Financial Corporation (the "Lender"). Under the Loan Agreement, the Lender agreed to provide a two (2) year secured loan facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. The February 2011 amendment also extended the initial term of the Loan Agreement by 12 months, to July 29, 2013, and will automatically renew annually unless terminated by either party.

        In May 2012, the Company entered into a further amendment to the Loan Agreement (the "Fifth Amendment") pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. The Company's ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions. The Fifth Amendment provides for an initial sublimit under the maximum loan amount of $3,000,000 (the "Initial Sublimit") and an adjusted sublimit of $4,000,000 (the "Adjusted Sublimit"). The Initial Sublimit of $3,000,000 will remain in effect until the satisfaction of the following conditions: (i) the repayment of the $500,000 over-advance accommodation agreed to by Lender as of May 9, 2012, (ii) the Company's demonstration of the need for the increase, (iii) the Company's continued compliance with the Loan Agreement, and (iv) Lender, in its sole discretion, agrees to increase the Initial Sublimit. In the event that the foregoing conditions are satisfied, the credit available to under the Loan Agreement shall remain subject to the Adjusted Sublimit until the parties receive any required waivers or consents from the holders of the Company's subordinated Convertible Debentures issued as of July 28, 2011 and Lender, in its sole discretion, agrees to such further increase. In addition,

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(6) DEBT AND CAPITAL LEASES: (Continued)

the increased availability under the unbilled accounts facility of the Loan Agreement is subject to the satisfaction of the same conditions that are applicable to Initial Sublimit. Accordingly, until these conditions are satisfied, the current borrowing limits remain in effect.

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

        Under the Loan and Security Agreement, interest accrues at the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The interest rate in effect at September 30, 2012 and 2011 was 5.2%. At September 30, 2012, based on current eligible accounts receivable, the amount of the unused availability under the line was $344,000. The amount outstanding as of September 30, 2012 was $2,363,000.

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

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(6) DEBT AND CAPITAL LEASES: (Continued)

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

Notes Payable

        DLH and DLH Solutions entered into a settlement agreement dated as of July 22, 2011 (the "Agreement") with Roger Staggs and E. Barry Durham, the former principals of RS Staffing Services, Inc. (together, the "Sellers"). The Sellers were the holders of certain promissory notes issued by DLH in the aggregate principal amount of $1,500,000 (the "Notes"). The claims resolved by the Settlement Agreement concerned DLH's claim of indemnification of approximately $1,800,000 arising out of the acquisition by DLH of RS Staffing Services, Inc. in June 2005 and certain counterclaims by the Sellers against DLH, including payment under the Notes. Pursuant to the Agreement, the Company paid $200,000 in cash to the Sellers, and issued them an aggregate of 300,000 shares of common stock of DLH, valued at $795,000, the fair value of the stock at July 22, 2011. The Company also agreed to permit the Sellers to resell an aggregate of 201,724 other shares of common stock of DLH presently held by them, against which the Company had previously placed a stop order to prevent their resale. The Sellers agreed to orderly sale limitations with respect to their ability to resell all their shares of common stock of DLH In addition, DLH provided guarantees to the Sellers that the net proceeds to be received by them from the resale of all of the shares of common stock of DLH sold by them pursuant to the Agreement would not be less than certain minimum guarantees. With respect to the shares of common stock of DLH owned by them prior to the effective date of the Agreement (the "Old DLH Shares"), DLH guaranteed to each Seller net proceeds of $100,000, and with respect to the shares of common stock of DLH issued under the Agreement (the "New DLH Shares"), DLH guaranteed net proceeds of $375,000 to each. The payments of all amounts under the Agreement were secured by the Notes. In addition, the parties agreed to release each other from any further claims that either may have against the other, except to enforce the Agreement. The guarantees in respect of the Old DLH Shares were satisfied in full as of September 30, 2011. The guarantees in respect of the New DLH Shares were satisfied in full as of September 30, 2012.

        At September 27, 2012, the guarantees and the remaining value of the Notes have been satisfied through a combination of the repurchase of certain of the shares of the Company's common stock owned by one of the note holders and the expiration of the guarantee period under the Agreement. Following the completion of the sale of 100,000 shares of common stock of the Company by this holder to members of DLH's management team, the Company's retirement of 40,000 shares of its common stock against the payment of an additional $40,000 and the payment by the Company of $225,000, the Company fully satisfied its minimum guarantee obligations related to the Notes. Accordingly, the

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(6) DEBT AND CAPITAL LEASES: (Continued)

Company recorded a gain of approximately $486,000 in the fiscal fourth quarter ending September 30, 2012.

        The Company recognized expenses related to legal representation and costs incurred in connection with the investigation and settlement in the amount of $0 and $96,000 during fiscal 2012 and 2011, respectively, as a component of other income (expense).

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

        The Convertible Debentures will mature on the 27-month anniversary of issuance and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption of such Convertible Debentures. The interest rate at September 30, 2012 and September 30, 2011 was 10%. The Convertible Debentures are convertible into shares of the Company's common stock at an initial conversion price of $1.30 per share, and a post rights offering conversion price of $1.25 per share, which was in excess of the fair market value of the Company's common stock at that date. The conversion rate is subject to adjustment to account for certain customary events and also includes weighted-average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The Company can also redeem the outstanding Convertible Debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. The Warrants will be exercisable for five years at an initial exercise price equal to $1.00, and a post rights offering exercise price of $0.96. The exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain exclusions. In connection with the parties' entry into the Debenture Purchase Agreement, the Company, DLH Solutions, the Debenture Purchasers and Presidential Financial Corporation entered into subordination agreements concerning the terms of the subordination of the Convertible Debentures to the secured loan facility provided by Presidential Financial Corporation. Under the subordination agreements, the Company may not make payments to the Debenture Purchasers under the Convertible Debentures unless before and following such payments, no "Event of Default" exists under the secured loan facility.

        The Debenture Purchasers are entities affiliated with Wynnefield Capital, Inc., the Company's largest shareholder. Mr. Peter Black, a member of the Company's Board of Directors, is an employee of Wynnefield Capital. Direct costs associated with the Debenture Purchase Agreement totaled $32,000.

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(6) DEBT AND CAPITAL LEASES: (Continued)

These costs have been and will be capitalized as deferred financing costs and amortized over the period that such debentures are outstanding or the Debenture Agreement is effective. In addition, an initial value of $42,000 was ascribed to the warrants and it was determined that at July 28, 2011, because of appreciation in the Company's stock price, the embedded conversion feature included in the Convertible Debentures had a fair value of $289,000 at the time of issuance of the Convertible Debentures; such amount is also being expensed over the life of the Convertible Debentures and the unamortized amounts have been deducted from the value of the Convertible Debentures as noted below. The value of the convertible debenture and warrants at September 30, 2012, were $87,000 and $32,000, respectively.

        At September 30, 2012, there were 53,846 warrants outstanding and the Debenture Purchasers have the right to convert the principal amount of the Convertible Debentures into 269,230 shares of common stock based on initial conversion rates, 280,682 shares of common stock based on post rights offering conversion rates, under the terms of the conversion feature embedded in the Convertible Debentures. Because the warrants and the conversion feature embedded in the Convertible Debenture have a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company's common stock, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date. At September 30, 2012, the Company evaluated the fair value of the Warrants and the embedded conversion feature of the Convertible Debentures using a binomial valuation model and recorded a loss of $105,000 and income of $107,000 at September 30, 2012 and September 30, 2011, respectively, to reflect the net difference between their initial carrying values (July 28, 2011) and their fair values on those dates.

        Assumptions used in valuing the warrants and the embedded conversion features at September 30, 2012 included the following:

	Warrants	Embedded Conversions Features
Risk free interest rate	0.62%	0.23%
Contractual term	5 years	27 months
Dividend yield	0%	0%
Expected lives	5 years	27 months
Expected volatility	70.3%	70.3%
Fair value per warrants per share or per $1.25 of debt	$0.23	$0.05

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(6) DEBT AND CAPITAL LEASES: (Continued)

        Assumptions used in valuing the warrants and the embedded conversion features at September 30, 2011 included the following:

	Warrants	Embedded Conversions Features
Risk free interest rate	1.60%	0.42%
Contractual term	5 years	27 months
Dividend yield	0%	0%
Expected lives	5 years	27 months
Expected volatility	70.9%	71.8%
Fair value per warrants per share or per $1.30 of debt	$1.01	$0.63

        At September 30, 2012, the carrying value of the Convertible Debentures is as follows (amounts in thousands):

	September 30,
	2012	2011
Principal amount of Convertible Debentures	$350	$350
Less:
Value of financial instruments to Convertible Debentures purchasers	(131)	(268)
Value of warrants issued to Convertible Debentures purchasers	(17)	(36)

Carrying Value	$202	$46

        The payment of the entire $350,000 principal amount of the Convertible Debentures is contractually due in the fiscal year ending September 30, 2014. The Company has evaluated the likelihood of satisfying the liability associated with the financial instruments in fiscal 2013 and has concluded that the classification of this liability is non- current at September 30, 2012.

Capital Leases:

        The Company leases certain office equipment under a non-cancelable capital lease agreement that expires in fiscal year 2014. The interest rate is 6.42%. At September 30, 2012 and 2011, the Company has recorded $0.1 million and $0.1 million, respectively, in gross capital leases and accumulated depreciation of $0.02 million and $0.1 million, respectively.

        The Company's remaining lease obligation of $77,000 is payable through February 2014. Principal payments of $51,000 and $26,000 are due in 2013 and 2014, respectively.

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(7) OTHER CURRENT ASSETS:

        Other current assets at September 30, 2012 and 2011 consist of the following (amounts in thousands):

	2012	2011
Miscellaneous receivables	$43	$77
Prepaid insurance	51	48
Miscellaneous prepaid expense	39	59

	$133	$184

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

        Accrued expenses and other current liabilities at September 30, 2012 and 2011 consist of the following (amounts in thousands):

	2012	2011
Accrued benefits and incentives	$1,326	$523
Accrued bonus	236	357
Accrued occupancy	—
Accrued workers compensation	569	429
Accrued professional fees	217	439
Other	469	386

	$2,817	$2,134

(9) COMMITMENTS AND CONTINGENCIES (See Also Note 13):

Potential Contractual Billing Adjustments

        DLH has accrued revenue and costs associated with certain government contracts covered by the Service Contract Act. These adjustments are due to changes in the contracted wage determination rates for certain employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor ("DOL") has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits determined to be prevailing in these localities. An audit by the DOL in fiscal 2008 at one of the facilities revealed that notification, as required by contract, was not provided to DLH Solutions in order to effectuate the wage increases in a timely manner. Wages for employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, DLH recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At September 30, 2012, the amount of the remaining accounts receivable with the DVA approximates $9.3 million.

        In April 2012, the Company received formal contract modifications from the DVA, dated April 16, 2012, concerning the retroactive billing matter. The contract modifications from the DVA incorporate

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(9) COMMITMENTS AND CONTINGENCIES (See Also Note 13): (Continued)

relevant wage determinations covering largely 2006 and 2007 applying to the Company's historical contracts with DVA during those periods. These government modifications initiate the procedures whereby the Company may invoice the DVA in accordance with the modified wage determinations and subsequently make timely retroactive payments to employees (active and inactive) covering work performed at the certain locations. The Company expects to follow the same process implemented as directed by and in conjunction with the Department of Labor and the DVA when similar wage determination-related contract modifications were made to cover other sites (also for the periods of 2006 and 2007) in 2008.

        The Company continues to support the Government's review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. As such, there may be additional revenues recognized in future periods once the final approval for such additional amounts is obtained. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts that we may receive will be within the range specified above.

Leases

        Minimum payments, assuming no expected sublease payments, under non-cancelable operating lease obligations at September 30, 2012 are as follows (amounts in thousands):

Years Ending September 30,
2013	$163
2014	169
2015	143
2016	86
2017	81

$642

        Rent expense, net of sublease income, under all operating leases in fiscal year ended September 30, 2012, was $173,000. Rent expense, net of sublease income, under all operating leases in fiscal year ended September 30, 2011, was $155,000.

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

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(9) COMMITMENTS AND CONTINGENCIES (See Also Note 13): (Continued)

Prepaid Workers' Compensation

        As part of the Company's discontinued PEO operations, DLH had a workers' compensation program with Zurich American Insurance Company ("Zurich") which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to DLH. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich's and managers' overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party's study of claims experience, DLH estimates that at September 30, 2012, the remaining prepaid asset of $0.3 million will be received within the next twelve to thirty-six months. This amount is reflected on DLH's balance sheet as of September 30, 2012 as a current asset, in addition to approximately $0.2 million related to other policy deposits.

Workers' Compensation Insurance

        From November 17, 2003 through April 14, 2009, inclusive, DLH's workers' compensation insurance program was provided by Zurich. This program covered DLH's temporary, contract and corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and is subject to a policy year-end audit. Effective April 15, 2009, DLH entered into a partially self-funded workers' compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010 and has been renewed through April 14, 2013. The Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate.

        As of September 30, 2012 and 2011, the adequacy of the workers' compensation reserves (including those periods' amounts that are offset against the trust fund balances in prepaid assets) was determined, in management's opinion, to be reasonable. In determining our reserves, we rely in part upon information regarding loss data received from our workers' compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown; therefore, actual results may vary from current estimates. DLH will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in DLH's prepayments and adjust the related reserves as deemed appropriate.

Payroll Taxes

        DLH has received notices from the Internal Revenue Service ("IRS") claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(9) COMMITMENTS AND CONTINGENCIES (See Also Note 13): (Continued)

17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, DLH has been working with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.3 million at September 30, 2012) has been recorded in accounts payable and includes estimated accrued penalties and interest totaling approximately $500,000.

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

Legal Proceedings

        As a commercial enterprise and employer, we are subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers' compensation, tax, payroll and employee-related matters and inquiries and investigations by governmental agencies regarding our employment practices or other matters. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on our results of operations, financial position or cash flows. However, as the Company has previously reported, it was advised of a claim by the U.S. Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. The Company is continuing to review the data allegedly supporting the claims with the U.S. Department of Justice in an effort to determine whether any wage adjustment is required. These claims appear, in part, to be part of the claims previously disclosed by the Company and related to services provided to the Department of Veterans Affairs by DLH. See "Risk Factors" in Part I and "Potential Contractual Billing Adjustments" in the Management Discussion and Analysis. Until the analysis of the data is complete, we cannot finally determine either the merits of the claim or the potential impact on the Company; however, the Company continues to believes it has acted in conformity with its contractual commitments and no wage adjustment is required. Nevertheless, there

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(9) COMMITMENTS AND CONTINGENCIES (See Also Note 13): (Continued)

can be no assurance that an adverse decision or settlement would not have a material adverse impact on the Company.

        DLH is engaged in no other litigation, the effect of which is expected to have a material adverse impact on DLH's results of operations, financial position or cash flows.

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

        During the fiscal year ended September 30, 2012, the Company terminated certain executives, management and staff personnel, and as a result, incurred severance related expenses of approximately $0.3 million in staff personnel severance (included in general and administrative expense) At September 30, 2012, the remaining liability from these arrangements was $0.2 million. With respect to the termination of the Company's former Chief Financial Officer, the Company entered into a separation agreement with him in August 2012, which sets forth the terms of his departure from the Company.

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

(10) SHAREHOLDERS' EQUITY:

        On March 31, 2011, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with a limited number of accredited investors pursuant to which the Company sold for $225,000 an aggregate of 459,181 shares of its Common Stock to such persons in a private transaction (the "Equity Investment"). The purchasers participating in the transaction are members of the Company's Board of Directors and management team (the "Purchasers"). The transaction closed on March 31, 2011. Of this amount, the Company received $150,000 in total cash proceeds for the purchase of the shares of Common Stock and three of the purchasers agreed with the Company to pay the purchase price for the shares of Common Stock by granting an offsetting credit to the Company for an amount equal to the purchase price and authorizing the Company to apply such credit against any obligation of the Company to such person within twelve months of the closing date, except for base salary. The shares to which the credit relates were to be held by the Company until the credit is applied and will be cancelled upon the one-year anniversary to the extent the credit is not applied. The

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(10) SHAREHOLDERS' EQUITY: (Continued)

aggregate amount of such credits totaled $75,000 and were fully exercised during 2012. The Company has used these cash proceeds for general working capital. The value ascribed to the Equity Investment was based on the fair value of the Company's stock on March 31, 2011. On May 18, 2011, the Company issued 51,020 shares of Common Stock to its counsel in connection with an arrangement to cancel $25,000 of outstanding fees.

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

        The Convertible Debentures will mature on the 27-month anniversary of issuance and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption of such Convertible Debentures. The interest rate at June 30, 2012 was 10%. The Convertible Debentures were initially convertible into shares of the Company's common stock at an initial conversion price of $1.30 per share, which was in excess of the fair market value of the Company's common stock at that date. The initial conversion rate is subject to adjustment to account for certain customary events and also includes weighted-average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The Company can also redeem the outstanding Convertible Debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. The Warrants are exercisable for five years at an initial exercise price equal to $1.00. The initial exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain exclusions. In connection with the parties' entry into the Debenture Purchase Agreement, the Company, DLH Solutions, the Debenture Purchasers and Presidential Financial Corporation entered into subordination agreements concerning the terms of the subordination of the Convertible Debentures to the secured loan facility provided by Presidential Financial Corporation. Under the subordination agreements, the Company may not make payments to the Debenture Purchasers under the Convertible Debentures unless before and following such payments, no "Event of Default" exists under the secured loan facility.

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

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(10) SHAREHOLDERS' EQUITY: (Continued)

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

        At September 30, 2012, there were 53,846 warrants outstanding and the principal amount of the Convertible Debentures is convertible into 280,682 shares of common stock under the terms of the conversion feature embedded in the Convertible Debentures. The amount of shares of common stock under the conversion feature embedded in the Convertible Debenture was revalued from 269,230 shares to 280,682 as a result of adjustment to the conversion price due to the rights offering. Because the warrants and the conversion feature embedded in the Convertible Debenture have a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company's common stock, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date. At September 30, 2012 and September 30, 2011, the Company evaluated the fair value of the Warrants and the embedded conversion feature of the Convertible Debentures using a binomial valuation model and recorded income in the amount of $105,000 for the year ended September 30, 2012 to reflect the net difference between their carrying values at September 30, 2011 and their fair values as of September 30, 2012 using the closing stock price of $1.06 as of September 30, 2012, for a total value of $119,000.

        The payment of the entire $350,000 principal amount of the Convertible Debentures is contractually due in the fiscal year ending September 30, 2014. The Company has evaluated the likelihood of satisfying the liability associated with the financial instruments in fiscal 2012 and has concluded that the classification of this liability is non-current at September 30, 2012

        On March 16, 2012, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering in which existing stockholders of the Company will receive non-transferable rights to purchase $4.2 million of additional shares of its common stock. Under the terms of the rights offering, the Company distributed, at no charge to the holders of its common stock as of the record date of April 10, 2012, non- transferable subscription rights for each share of common stock owned on the record date. Each subscription right entitled the holder to purchase 0.532 shares of the Company's common stock at a price of $1.30 per share. The rights offering also includes an over-subscription privilege, which entitled a holder who exercises its basic subscription privilege in full the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and pro rata allocation of shares among persons exercising this over-subscription right.

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(10) SHAREHOLDERS' EQUITY: (Continued)

        In connection with the rights offering, on April 30, 2012, the Company entered into a standby purchase agreement with Wynnefield Capital, Inc. ("Wynnefield Capital"), which owned, prior to the rights offering, approximately 21% of the Company's Common Stock through certain affiliated entities. Pursuant to the standby purchase agreement, Wynnefield Capital (or affiliated assignees) agreed to acquire from us in the rights offering, subject to the satisfactions of specified conditions, the shares of common stock that relate to any rights that remain unexercised at the expiration of the rights offering. Mr. Peter Black, a member of our board of directors, is an employee of Wynnefield Capital. We entered into a registration rights agreement with Wynnefield Capital whereby we will, at our cost and expense, register for resale under the Securities Act of 1933, all shares of common stock beneficially owned by Wynnefield Capital, including shares purchased by Wynnefield Capital in the rights offering. We have agreed to file a registration statement with the SEC within 90 days of closing of the rights offering.

        The Company completed the closing of the rights offering on June 15, 2012 and raised gross proceeds of $4.2 million from the sale of 3,230,769 shares of its common stock. As a result, the total number of shares of the Company's common stock outstanding increased to 9,265,702 shares. Officers and directors purchased an aggregate of 137,678 shares in the rights offering and entities affiliated with Wynnefield Capital purchased a total of 2,840,251 shares of our common stock.

Stock Option Plans

2006 Long Term Incentive Plan ("2006 Plan")

        The Board of Directors adopted the 2006 Plan on January 17, 2006. The shareholders approved the 2006 Plan at the annual meeting on April 27, 2006 and the Company initially reserved an aggregate of 1,250,000 shares of common stock for issuance under the 2006 Plan. In August 2011, the Company's shareholders approved amendments to the 2006 Plan pursuant to which the maximum number of shares eligible for issuance pursuant to awards granted under the 2006 Plan was increased to an initial reserve of 3,001,625 shares of common stock. The maximum number of shares of common stock that may be delivered to participants under the 2006 Plan as amended equals the sum of: (a) 2,750,000 shares of common stock under the 2006 Plan; (b) 251,625 shares subject to awards granted under the predecessor 2000 Plan and the 2000 Director Plan (collectively, the "2000 Plans"), which were forfeited, expired, canceled or settled in cash without delivery of such shares to the participant or otherwise is terminated without a share issuance; (c) any shares tendered by participants or withheld in payment of the exercise price of options or to satisfy withholding taxes under the 2000 Plans; and (d) any shares repurchased with the proceeds of options exercised under the 2000 Plans. Shares that are subject to issuance upon exercise of an award granted under the 2006 Plan but which cease to be subject to such award (other than due to the exercise of such award), and shares that are subject to an award that is granted under the 2006 Plan but is subsequently forfeited, or that are subject to an award that terminates without shares being issued, will again be available for grant and issuance under the 2006 Plan.

        Administration.    The 2006 Plan is administered by the Management Resources and Compensation Committee of the Board of Directors (the "Compensation Committee"). The 2006 Plan authorizes the Compensation Committee to select those participants to whom awards may be granted, to determine whether and to what extent awards are granted, to determine the number of shares of common stock

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(10) SHAREHOLDERS' EQUITY: (Continued)

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

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(10) SHAREHOLDERS' EQUITY: (Continued)

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

Option Activity Table

        The following table summarizes the activity in DLH's various stock option plans for the years ended September 30, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Pretax Intrinsic Value
Options outstanding, September 30, 2010	722,500	$1.13	9.4	$0
Granted	850,000	$1.42
Exercised	(30,000)	1.00
Cancelled	(5,000)	$5.16

Options outstanding, September 30, 2011	1,537,500	$1.19	9.3	$743,745
Granted	275,000	$1.39
Exercised	0	—
Cancelled	(450,000)	$1.34

Options outstanding, September 30, 2012	1,362,500	$1.19	8.6	$140,000

        As of September 30, 2012, a total of 387,500 options outstanding were vested and 975,000 options were unvested. As of September 30, 2011, a total of 662,500 options outstanding were vested and 875,000 options were unvested. As of September 30, 2010, 172,500 options outstanding had vested and 550,000 options were unvested. As of September 30, 2012, approximately $186,000 of unrecognized compensation costs related to non-vested option awards are expected to be recognized in future periods.

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(10) SHAREHOLDERS' EQUITY: (Continued)

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

        During fiscal 2012 and fiscal 2011, the Company issued 200,000 and 472,000 options, respectively, that vest to the recipients when the market value of the Company's stock achieves and maintains defined levels. The Company used a binomial valuation model and various probability factors in establishing the fair value of the options.

        Weighted average assumptions used in the valuation of all option awards were as follows:

	2012	2011
Risk free interest rate	.62%	.95%
Contractual lives	10 years	10 years
Dividend yield	0%	0%
Expected lives (in years)	10 years	10 years
Expected volatility	70.3%	70.9%
Fair Value per Option	$0.17	$.56

        Stock compensation related to option grants totaled $180,000 and $398,000 in 2012 and 2011, respectively; such amounts are included in General and Administrative expenses.

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

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(10) SHAREHOLDERS' EQUITY: (Continued)

Restricted Stock Grants

        A summary of activity in restricted stock is as follows:

	Number Of Shares	Weighted Average Fair Value Grant-Date
Restricted stock outstanding, September 30, 2010	95,000	$2.42
Granted	35,000	0.56
Issued	(77,500)	1.29
Cancelled	—

Restricted stock outstanding, September 30, 2011	52,500	2.85
Granted	53,750	2.28
Issued	(53,750)	2.28
Cancelled	—

Restricted stock outstanding, September 30, 2012	52,500	2.85

        During the year ended September 30, 2012, DLH granted an aggregate of 53,750 restricted shares to non-employee directors at the closing price on the award date. Of this award, 53,750 shares vested immediately, resulting in a charge of approximately $122,500. Approximately $186,000 of unrecognized compensation costs related to non-vested non-performance based restricted stock awards is expected to be recognized in future periods.

        During the year ended September 30, 2011, DLH granted an aggregate of 35,000 restricted shares to non-employee directors at the closing price on the award date. Of this award, 35,000 shares vested immediately, resulting in a charge of approximately $20,000. In addition, $14,000 related to prior periods' grants to employees was recognized as an expense.

        At September 30, 2012 and 2011 the number of unvested shares under this program totaled 52,500 for both years. At September 30, 2012, the Company had reserved 1,079,847 shares of common stock for issuance under various option, shares and warrant plans and arrangements.

        During the year ended September 30, 2012, the Company granted warrants to purchase 20,000 shares of common stock to a consultant for services, which warrants will expire in October 2016. These warrants have an exercise price of $2.28 per share and vest in two equal annual installments.

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(11) QUARTERLY FINANCIAL DATA (UNAUDITED):

(Amounts in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2012
Net revenues	$11,495	$12,619	$12,618	$12,461
Gross profit	1,567	1,298	1,590	1,142
Loss from operations	(210)	(564)	(625)	(752)
Loss from continuing operations(1)	(389)	(715)	(568)	(354)
Loss from discontinued operations	—	—	—	—
Net loss	(389)	(715)	(568)	(354)
Basic and diluted loss per share from continuing operations(2)	$(0.06)	$(0.12)	$(0.09)	$(0.04)
Net loss per share—Basic and diluted(2)	$(0.06)	$(0.12)	$(0.09)	$(0.04)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2011
Net revenues	$10,575	$10,444	$10,579	$10,325
Gross profit	1,318	1,508	1,513	1,559
Loss from operations(3)(4)	(275)	(81)	(275)	(3,592)
Loss from continuing operations(3)(4)	(337)	(183)	(410)	(3,660)
Gain from discontinued operations	—	—	270	—
Net loss	(337)	(183)	(140)	(3,660)
Basic and diluted loss per share from continuing operations(2)	$(0.07)	$(0.04)	$(0.07)	$(0.62)
Net loss per share—Basic and diluted(2)	$(0.07)	$(0.04)	$(0.02)	$(0.62)

(1)
Includes gain in the fourth quarter of fiscal 2012 on settlement of notes payable of $0.5 million, not expected to recur.

(2)
Note that the sum of the quarterly net loss per share amounts does not equal the full fiscal year net loss per share amount due to the effect of changes during the year in the number of shares outstanding.

(3)
Reflects impairment charges in the fourth quarter of fiscal 2011 on tradename intangible assets of $2.6 million.

(4)
Includes strategic legal fees in the fourth quarter of fiscal 2011 of $0.6 million not expected to regularly reoccur at a similar magnitude. Fiscal 2011 also includes $0.4 million of non cash stock option expense of which $0.3 occurred in the fourth quarter.

(12) EMPLOYEE BENEFIT PLANS:

        As of September 30, 2012, DLH and its subsidiaries maintain a defined contribution and a supplemental pension plan.

        As of January 1, 2004, DLH adopted the DLH 401(k) Plan (the "401(k) Plan") for the benefit of its eligible employees. Any DLH corporate (non worksite) employee is immediately eligible upon hire

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(12) EMPLOYEE BENEFIT PLANS: (Continued)

for participation in the 401(k) Plan. DLH may provide a discretionary matching contribution of 25% of each of the first 4% of a participant's elective contributions under the 401 (k) Plan. DLH recorded related expense of $54 in fiscal 2012 and $7 in fiscal year 2011. A participant is always fully vested in his or her elective contributions and vests in Company matching contributions over a four year period.

(13) ECONOMIC DEPENDENCY:

        A major customer is defined as a customer from which the Company derives at least 10% of its revenues. In each of the fiscal years ended September 30, 2012 and 2011, revenue from the U.S. Government accounted, either directly or in-directly, for 100% of total revenue. Our largest service line is healthcare, which accounted for approximately 54% and 45% of revenue in fiscal 2012 and 2011, respectively. Within the U.S. Government, our largest customer in fiscal 2012 continued to be the DVA, accounting for 95% of revenue in fiscal 2012 and 94% in fiscal 2011, with whom the Company held over a dozen contracts and/or task orders for logistics, pharmaceutical, and medical services, all subject to the Federal Acquisition Regulations. As further discussed below, during fiscal 2011, the Company was awarded work of up to $145 million (unaudited) for pharmaceutical and other medical services during a period of up to five years which will both retain and expand its business with the DVA. Accordingly, DLH Solutions remains particularly dependent on the continuation of its relationship with the DVA.

        The largest component of the awards discussed above comprised the award in May 2011 to DLH Solutions of a competitively bid Blanket Purchase Agreement contract with the DVA for pharmaceutical services which retains and expands work that accounted for approximately 45% of revenues for fiscal 2011. Work under the new contract began on November 1, 2011 and is expected to continue for up to 5 years and generate revenue of up to $145 million (unaudited). The Company also was awarded a contract in September 2011 to provide other medical services to the DVA of approximately $10 million (unaudited) over five years. In addition, the Company also provides further services to the DVA under contracts which accounted for approximately 50% of revenues for fiscal 2012, which currently expire on September 30, 2013, in respect of which no request for proposals have yet been invited. Accordingly, the Company has in the past, and anticipates in the future, receiving sole source extensions of this work for an additional period of time. While the Company believes it is well positioned to continue its relationship with the DVA, no assurances can be given that the DVA would further extend our current orders for the provision of services, that we would be successful in any bid for new contracts to provide such services or that if we are granted subsequent orders, that such orders would be of a scope comparable to the services that we have provided to date. If the DVA does not further extend our current service contracts or we are not successful in our efforts to obtain contract awards pursuant to either the current or new solicitations for the provision of such services, our results of operations, cash flows and financial condition would be materially adversely affected. However, in such circumstances, the Company may be able to avail itself of a right to continue for an additional period beyond the expiration date as part of any protest filed by an interested party.

        Accounts receivable from agencies of the United States Government totaled $13.0 million and $11.1 million at September 30, 2012 and 2011, respectively, of which $9.3 and $10.5 million was unbilled at September 30, 2012 and 2011, respectively, including $9.3 million for each period associated with potential contractual billings adjustments. As discussed in Note 9, included in revenue derived

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(13) ECONOMIC DEPENDENCY: (Continued)

from the Federal government in 2008 were retroactive adjustments that totaled $10.8 million; $9.3 million of this amount is included in accounts receivable (unbilled) at September 30, 2012 and 2011. Such revenue is not expected to recur in future periods.

(14) MANAGEMENT TRANSITION:

        On June 25, 2012, the Company entered into an employment agreement with Ms. Kathryn M. JohnBull pursuant to which she became the Company's Chief Financial Officer commencing on June 25, 2012. On June 25, 2012, the Company's employment of John E. Kahn, who had served as its Chief Financial Officer, terminated. On August 23, 2012, the Company entered into a separation agreement with Mr. Kahn, memorializing the terms of his departure from the Company.

        The following is a description of the Company's employment agreement with Ms. JohnBull, which is qualified in its entirety by reference to the full text of such agreement.

        The employment agreement is for an initial term of three years from its commencement date of June 25, 2012. Under the employment agreement, Ms. JohnBull will receive a base salary of $225,000 per annum and may receive an annual bonus of up to 50% of base salary based on performance targets and other key objectives established by the Management Resources and Compensation Committee of the board of directors; however, $31,000 of the annual bonus for her initial year of employment is guaranteed. The Company granted Ms. JohnBull options to purchase 250,000 shares of common stock under its 2006 Long Term Incentive Plan, as amended, subject to vesting.. In the event of the termination of employment by us without "cause" or by her for "good reason", she will be entitled to a severance payment of 12 months of base salary and will be entitled to a payment equal to 12 months of base salary if her employment is terminated in connection with a change in control of the Company.

(15) SUBSEQUENT EVENTS:

        Effective as of November 15, 2012, the Company granted an aggregate of 52,500 shares of restricted stock to its non-executive directors, consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

        Effective as of November 20, 2012, the Board of Directors (the "Board") of the Company elected Austin J. Yerks III to serve as a director of the Company. Mr. Yerks was elected as a Class 2 director and will serve for an initial term expiring at the Company's annual meeting of stockholders to be held in 2013 and until his successor shall have been duly elected and qualified. Mr. Yerks also was appointed to the Audit Committee and Strategic Planning Committee of the Board.

        On November 21, 2012, the Company entered into an agreement to amend certain of the terms and conditions of its existing employment agreement with its chief executive officer, Zachary C. Parker, the terms of which are summarized below. The following description of the amendment agreement is qualified in its entirety by reference to the full text of such agreement. The amendment provides for increases in Mr. Parker's base salary upon the achievement of certain performance conditions regarding the Company's operations and also extends the term of his current employment agreement to September 30, 2015. Pursuant to the Amendment, in the event the Company reports positive net income for a fiscal quarter ending prior to the expiration date of the amended term of the employment

DLH HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2012 AND 2011

(15) SUBSEQUENT EVENTS: (Continued)

agreement, as determined in accordance with generally accepted accounting principles, Mr. Parker shall receive a 5% increase in his base salary. Further, in the event that the Company subsequently continues to report positive net income on a quarterly basis (as determined in accordance with generally accepted accounting principles) for two sequential quarterly periods, Mr. Parker's base salary shall be increased by an additional 5%. In addition, under the amendment, the Company and Mr. Parker have a mutual option, to be exercised prior to the new expiration date, to further extend the term of the employment agreement for an additional one year period. If the parties agree to exercise this right, the expiration date shall be extended to September 30, 2016 and the Company shall pay Mr. Parker a $50,000 bonus.

        In addition, the Company granted Mr. Parker options to purchase 250,000 shares of common stock under the Company's 2006 Long Term Incentive Plan, as amended. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company's common stock on the effective date of the amendment. The options will vest in full if the closing price of the Company's Common Stock equals or exceeds the lesser of (i) $4.00 per share or (ii) a per share price equal to 200% of the exercise price, in each case for ten consecutive trading days. Other than as modified by the amendment, the provisions of Mr. Parker's original employment agreement remain in full force and effect.

        Management has evaluated subsequent events through the date that the Company's financial statements were issued. Based on this evaluation, the Company has determined that no other subsequent events have occurred which require disclosure through the date that these financial statements were issued.