Form 10-Q
period 2012-12-31
DLH Holdings Corp.
filed 2013-02-12
CIK 785557

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,318,202 shares of Common Stock, par value $.001 per share, were outstanding as of January 28, 2013.

DLH HOLDINGS CORP.

FORM 10-Q

For the Quarter Ended December 31, 2012

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	(unaudited)
	December 31,	September 30,
	2012	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,239	$3,089
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2012 and September 30, 2012	12,097	13,028
Prepaid workers’ compensation	516	516
Other current assets	357	133
Total current assets	16,209	16,766

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	139	139
Computer equipment	126	126
Computer software	417	408
Leasehold improvements	24	24
	706	697

Less accumulated depreciation and amortization	(462)	(429)
Equipment and improvements, net	244	268

GOODWILL	8,595	8,595

OTHER ASSETS
Deferred financing costs, net	5	9
Other assets	775	784
Total other assets	780	793

TOTAL ASSETS	$25,828	$26,422

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	(unaudited)
	December 31,	September 30,
	2012	2012

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loan payable	$1,816	$2,363
Current portion of capital lease obligations	52	51
Convertible debenture, net	241	—
Derivative financial instruments, at fair value	58	—
Accrued payroll	10,633	10,555
Accounts payable	2,468	2,296
Accrued expenses and other current liabilities	2,646	2,817
Liabilities from discontinued operation	178	185
Total current liabilities	18,092	18,267

LONG TERM LIABILITIES
Convertible debenture, net	—	202
Derivative financial instruments, at fair value	—	119
Capital lease obligations	9	22
Other long term liability	21	62
Total long term liabilities	30	405

Total liabilities	18,122	18,672

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,320 at December 31, 2012 and 9,268 at September 30, 2012, outstanding 9,318 at December 31, 2012 and 9,266 at September 30, 2012	9	9
Additional paid-in capital	75,291	75,207
Accumulated deficit	(67,570)	(67,442)
Treasury stock, 2 shares at cost at December 31, 2012 and September 30, 2012	(24)	(24)
Total shareholders’ equity	7,706	7,750

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,828	$26,422

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Three Months Ended
	December 31,	December 31,
	2012	2011

REVENUES	$12,994	$11,495

DIRECT EXPENSES	11,206	9,928

GROSS PROFIT	1,788	1,567

GENERAL AND ADMINISTRATIVE EXPENSES	1,849	1,754

DEPRECIATION AND AMORTIZATION	33	23

Loss from operations	(94)	(210)

OTHER INCOME (EXPENSE)

Interest expense	(46)	(77)
Amortization of deferred financing costs	(52)	(46)
Change in value of financial instruments	61	(56)
Other income, net	3	—
	(34)	(179)

Loss before income taxes	(128)	(389)

INCOME TAX EXPENSE	—	—

NET LOSS	$(128)	$(389)

NET GAIN (LOSS) PER SHARE - BASIC AND DILUTED
Net loss per share	$(0.01)	$(0.06)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,286	6,070

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	(Unaudited)
	For the Three Months Ended
	December 31,	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128)	$(389)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities, net of divested business:
Depreciation and amortization including debt costs	85	59
Change in fair value of derivative financial instruments	(61)	56
Compensation expense related to employee stock option grants	33	32
Compensation expense related to director restricted stock grants	54	123
Share based expense on non employee options	3	6
Warrants issued to consultants	—	3
Other non cash compensation	—	5
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	931	(1,311)
Other current assets	(224)	—
Other assets	—	—
Accounts payable, accrued payroll, accrued expenses and other current liabilities	79	82
Other long term liabilities	(41)	9
Net cash provided by/(used in) operating activities	731	(1,325)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(9)	(34)
Net cash used in investing activities	(9)	(34)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances/(repayments) on revolving line of credit	(547)	1,092
Rights offering expenses	(6)	—
Payments on capital lease obligations	(12)	(2)
Cash flows from discontinued operation	(7)	(17)

Net cash provided by/(used in) financing activities	(572)	1,073

Net increase/(decrease) in cash and cash equivalents	150	(286)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,089	763

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,239	$477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$97	$53
Cash paid during the period for income taxes	$13	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH, HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 (UNAUDITED)

(1)             ORGANIZATION AND BUSINESS:

For more than 25 years, DLH Holdings Corp. (together with its subsidiaries, “DLH” or the “Company” and also referred to as “we,” “us” and “our”) has provided professional services through its subsidiaries to the U.S. Government. DLH’s corporate headquarters and its principal executive offices are located in Atlanta, Georgia.   DLH employs approximately 1,100 skilled technicians, logisticians, engineers, health care and support personnel at more than 25 locations around the United States. DLH’s operating subsidiary, DLH Solutions, Inc., is organized into three broad integrated business areas: Healthcare Delivery Solutions, Logistics and Technical Services, and Contingency / Staff Augmentation Services. Our government customers, a majority of whom are within the Departments of Defense (“DoD”) and Veterans Affairs (“DVA”), and which represent approximately 97% of the Company’s revenue, benefit from our proven leadership processes, technical excellence, industry-leading productivity and affordability enhancement tools, and Lean Six Sigma-based quality improvement processes. The remaining portion of DLH’s business is comprised of customers within other federal agencies, including the Center for Disease Control and Prevention, the Departments of Justice, Agriculture, Interior and the Federal Emergency Management Agency, at locations throughout the United States.

Corporate History

DLH Holdings Corp. was originally incorporated in New Jersey in 1969 as a payroll staffing company. Through several strategic transactions over recent decades, the Company has evolved considerably and in early 2010, made the strategic decision to build the Company around its government services entity, DLH Solutions, Inc. This transformation began with the divestiture of its commercial business and replacement of the CEO and CFO of the Company with executives with skills and experience more closely aligned with the Company’s new direction. The Company is now completely focused on government services both as a prime contractor as well as a partner with other government contractors. The Company’s other wholly-owned subsidiaries are not actively operating. In June 2012, the Company amended its certificate of incorporation to change its corporate name to DLH Holdings Corp.

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

At December 31, 2012, the Company had a net working capital deficit of approximately $1.8 million and an accumulated deficit of approximately $67.6 million. For the three months ended December 31, 2012, the Company incurred an operating loss and a net loss of approximately $0.1 million and $0.1 million, respectively.

In May 2012, the Company entered into an amendment to its Loan and Security Agreement (“the Loan Agreement”) with Presidential Financial Corporation  (“the Lender”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. However, as described in greater detail in Note 6 below, the Company’s ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable.  At December 31, 2012, the amount of unused availability was $168,000. The amount outstanding on the loan facility as of December 31, 2012 was $1,816,000.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.2 million as of December 31, 2012; (b) the amounts available under its line of credit of $168,000 (which will vary depending upon the amount of eligible assets); (c) forecasted operating cash flow; and (d) prospective effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA. The Company currently provides services to the DVA under a single source Blanket Purchase Agreement awarded in fiscal 2011 that has a ceiling value of approximately $145,000,000 and is scheduled to expire on October 31, 2016. The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement represented approximately 51% of its revenue in the fiscal year ended September 30, 2012 and 52% of its revenue in the three months ended December 31, 2012. In addition, the Company also holds contractual order cover through September 30, 2013 in respect of DVA contracts that generated approximately 44% of its revenue in the fiscal year ended September 30, 2012 and 43% of its revenue in the three months ended December 31, 2012, which are not currently the subject of requests for proposals and may in due course be further extended by the DVA on a sole source basis, although no assurances can be given that this will occur. The Company’s results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA or suffer a significant diminution in the quantity of services that they procure from the Company.

Basis of Presentation

The consolidated interim financial statements included herein have been prepared by DLH, without audit, pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. DLH believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in DLH’s fiscal 2012 Annual Report on Form 10-K, which was filed on December 14, 2012. This interim financial information reflects, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments and changes in estimates, where appropriate) to present fairly the results for the interim periods. The results of operations and cash flows for such interim periods are not necessarily indicative of the results for the full year.

The accompanying consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, expected settlement amounts of accounts receivable, measurement of prepaid workers’ compensation, valuation allowances established against accounts receivable and deferred tax assets and measurement of payroll tax contingencies, accounts payable, workers’ compensation claims and accrued expenses and the valuation of financial instruments associated with debt agreements. In addition, the Company estimates overhead charges and allocates such charges throughout the year.  Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations.

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

Revenues related to retroactive billings in 2008 from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectability was reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, were accrued to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.

During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At December 31, 2012 and September 30, 2012, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at December 31, 2012 and September 30, 2012.

In April 2012, the Company received formal contract modifications from the DVA, dated April 16, 2012, concerning the retroactive billing matter for which revenue was accrued in 2008. The contract modifications from the DVA incorporate relevant wage determinations covering largely 2006 and 2007 applying to the Company’s historical contracts with DVA during those periods. These government modifications initiate the procedures whereby the Company may invoice the DVA in accordance with the modified wage determinations and subsequently make timely retroactive payments to employees (active and inactive) covering work performed at the certain locations. The Company expects to follow the process directed by and in conjunction with the Department of Labor and the DVA in generating these invoices.  Although the timing cannot be guaranteed, at present, the Company expects to bill and collect such amounts during fiscal 2013.

The Company continues to support the Government’s review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts we may receive will be within the range specified above.

Goodwill

In accordance with applicable accounting standards, DLH does not amortize goodwill. DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2012, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2012. Factors including non-renewal of a major contract (see Note 2—Liquidity) or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2012 and 2011, the Company recorded a 100% valuation allowance against its net deferred tax assets.

The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. The Company conducts business solely in the U.S. and, as a result, also files income taxes in various states and other jurisdictions. Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company’s income tax returns for years subsequent to fiscal 2009 are currently open, by statute, for review by authorities. However, there are no examinations currently in progress and the Company is not aware of any pending audits.

Stock-Based Compensation

Compensation costs for the portion of equity awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of December 31, 2012, there is approximately $208,000 remaining unrecognized compensation expense related to non-vested stock based awards to be recognized in future periods.

For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values these awards with a binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation cost is recognized over the derived service period determined in the valuation.

From time to time, the Company grants restricted stock awards to non-employee directors and employees under existing plans. The Company recognizes non-cash compensation expense over the various vesting periods.

Stock compensation expense totaled $90,000 for all awards for the three month period ended December 31, 2012, and totaled $171,000 for all awards for the three months ended December 31, 2011. Certain awards vest upon satisfaction of certain performance criteria. As permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

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

The stock option activity for the three months ended December 31 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2012	1,362,500	$1.19	8.6	$140,000
Granted	250,000	$0.95
Cancelled
Exercised	—	—
Options outstanding, December 31, 2012	1,612,500	$1.15	8.6	$37,500

At December 31, 2012, there were 412,500 options outstanding that were vested and exercisable and an additional 1,200,000 options outstanding that vest to the recipients when the market value of the Company’s stock achieves and maintains defined levels.

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

At December 31, 2012, there were 52,500 shares of unvested restricted stock outstanding.  As of December 31, 2012, there is $150,000 of unrecognized expense related to unvested restricted stock awards.

The company recognized non-employee warrant expense of $3,056 for the three months ended December 31, 2012.  During the three months ended December 31, 2011, the Company recognized non-employee warrant expense of $9,357.

Changes in Shareholders’ Equity

The following are the changes in Shareholders’ Equity for the three months ended December 31, 2012:

(AMOUNTS IN THOUSANDS)

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

BALANCE, September 30, 2012	9,266	$9	$75,207	$(67,442)	2	$(24)	$7,750

Director restricted stock grants	52		54				54
Issuance of shares for services			3				3
Expense related to employee stock option grants			33				33
Fees related to rights offering			(6)				(6)
Net loss				(128)			(128)

BALANCE, December 31, 2012	9,318	$9	$75,291	$(67,570)	2	$(24)	$7,706

Fair Value of Financial Instruments

The Company has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at December 31, 2012 and September 30, 2012 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.  In addition, the Company presents certain common stock warrants and embedded conversion features associated with Convertible Debentures and accounts for such derivative financial instruments at fair value (See Note 7).

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

The effects of common stock equivalents of 1,686,346 are anti-dilutive for the three months ended December 31, 2012.  The effects of common stock equivalents of approximately 1,423,846 are anti-dilutive for the three months ended December 31, 2011.

(3)   DISCONTINUED OPERATION:

Non-Recurring Gain or Loss

There were no non-recurring gains or losses from discontinued operations for the three-months ended December 31, 2012.

Condensed Financial Information

In previous periods, the Company has accrued expenses related to the shutdown of discontinued businesses. The following chart details liabilities from the discontinued operation (amounts in thousands):

Liabilities	December 31, 2012	September 30, 2012
Accrued expenses and other current liabilities	$178	$185

(4)   COMMITMENTS AND CONTINGENCIES:

Payroll Taxes

From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. Through the fiscal year ended September 30, 2009, DLH worked with the IRS to resolve these discrepancies and had certain interest and penalty claims abated. DLH also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes it has fully responded to the notices issued.  DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.3 million at December 31, 2012) has been recorded in accounts payable and includes estimated accrued penalties and interest totaling approximately $500,000.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and may incur possible additional penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in the future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2012 or year to date in fiscal 2013. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

Legal Proceedings

As the Company has previously reported, it was advised of a claim by the U.S. Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. The Company is continuing to review the data allegedly supporting the claims with the U.S. Department of Justice in an effort to determine whether any wage adjustment is required. These claims appear, in part, to be part of the claims previously disclosed by the Company and related to services provided to the Department of Veterans Affairs by DLH. Until the analysis of the data is complete, we cannot finally determine either the merits of the claim or the potential impact on the Company; however, the Company continues to believe it has acted in conformity with its contractual commitments and no wage adjustment is required. Nevertheless, there can be no assurance that an adverse decision or settlement would not have a material adverse impact on the Company.

As a commercial enterprise and employer, the Company is subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters, other commercial disputes arising in the course of its business, and inquiries and investigations by governmental agencies regarding our employment practices or other matters. Other than as reported elsewhere in this report, the Company is not aware of any pending or threatened  litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.

(5)    PREPAID WORKERS’ COMPENSATION:

As part of the Company’s discontinued PEO operations, DLH had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to DLH. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, DLH estimates that at December 31, 2012, the remaining prepaid asset of $0.3 million will be received within the next twelve months. This amount is reflected on DLH’s balance sheet as of December 31, 2012 as a current asset, in addition to approximately $0.2 million related to other policy deposits and prepaid expense.

(6)    DEBT:

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year secured loan facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. The February 2011 amendment also extended the term of the Loan Agreement by 12 months, to July 29, 2013, after which the Agreement will automatically renew annually, unless terminated by either party.

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

Under the Loan and Security Agreement, interest accrues at the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The interest rate in effect at December 31 2012 and 2011 was 5.2% and 5.2%, respectively. At December 31, 2012, based on current eligible accounts receivable, the amount of the unused availability under the line was $168,000. The amount outstanding as of December 31, 2012 was $1,816,000.

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

(7)     EQUITY AND CONVERTIBLE DEBENTURES FINANCING:

On June 1, 2011, the Company entered into a debenture purchase agreement (the “Debenture Purchase Agreement”) with entities affiliated with Wynnefield Capital, Inc. (the “Debenture Purchasers”), providing for a standby commitment pursuant to which the Debenture Purchasers agreed to purchase convertible debentures (the “Convertible Debentures”) in an aggregate principal amount of up to $350,000 (the “Total Commitment Amount”). In addition, the Company issued the Debenture Purchasers warrants to purchase an aggregate of 53,846 shares of common stock (the “Warrants”) in consideration of their agreement to provide the Total Commitment Amount. The Debenture Purchasers are entities affiliated with Wynnefield Capital, Inc., the Company’s largest shareholder. Mr. Peter Black, a member of the Company’s Board of Directors, is an employee of Wynnefield Capital. On July 28, 2011, the Company drew down the entire amount of the Total Commitment amount available under the Debenture Purchase Agreement and issued the Convertible Debentures in the aggregate principal amount of $350,000 to the Debenture Purchasers.

The Convertible Debentures will mature on October 28, 2013, and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption of such Convertible Debentures. The interest rate at December 31, 2012 was 10%. The Convertible Debentures were initially convertible into shares of the Company’s common stock at an initial conversion price of $1.30 per share, which was in excess of the fair market value of the Company’s common stock at that date. The initial conversion rate is subject to adjustment to account for certain customary events and also includes weighted-average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The Company can also redeem the outstanding Convertible Debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. The Warrants are exercisable for five years at an initial exercise price equal to $1.00. The initial exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain exclusions. In connection with the parties’ entry into the Debenture Purchase Agreement, the Company, DLH Solutions, the Debenture Purchasers and Presidential Financial Corporation entered into subordination agreements concerning the terms of the subordination of the Convertible Debentures to the secured loan facility provided by Presidential Financial Corporation. Under the subordination agreements, the Company may not make payments on the Convertible Debentures unless no “Event of Default” exists under the secured loan facility, both before and as a result of such payments.

As a result of the rights offering in June 2012, the conversion rate of the Convertible Debentures was adjusted to $1.25 and the exercise price of the Warrants was adjusted from $1.00 to $0.96 per share.

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

At December 31, 2012, there were 53,846 warrants outstanding and the principal amount of the Convertible Debentures is convertible into 280,682 shares of common stock under the terms of the conversion feature embedded in the Convertible Debentures. The amount of shares of common stock under the conversion feature embedded in the Convertible Debenture was revalued from 269,230 shares to 280,682 as a result of adjustment to the conversion price due to the rights offering.  Because the warrants and the conversion feature embedded in the Convertible Debenture have a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company’s common stock, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date.  At December 31, 2012 and September 30, 2012, the Company evaluated the fair value of the Warrants and the embedded conversion feature of the Convertible Debentures using a binomial valuation model and recorded other income in the amount of $61,000 for the three months ended December 31, 2012, to reflect the net difference between their carrying values at September 30, 2012 and their fair values as of December 31, 2012 using the closing stock price as of December 31, 2012 for a total value of $58,000.

On March 16, 2012, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for a rights offering in which existing stockholders of the Company received non-transferable rights to purchase $4.2 million of additional shares of its common stock. Under the terms of the rights offering, the Company distributed, at no charge to the holders of its common stock as of the record date of April 10, 2012, non- transferable subscription rights for each share of common stock owned on the record date.  Each subscription right entitled the holder to purchase 0.532 shares of the Company’s common stock at a price of $1.30 per share. The rights offering also includes an over-subscription privilege, which entitled a holder who exercises its basic subscription privilege in full the right to purchase additional shares of common stock that remain unsubscribed at the expiration of the rights offering, subject to the availability and  pro rata  allocation of shares among persons exercising this over-subscription right.

In connection with the rights offering, on April 30, 2012, the Company entered into a standby purchase agreement with Wynnefield Capital, Inc. (“Wynnefield Capital”), which owned, prior to the rights offering, approximately 21% of the Company’s Common Stock through certain affiliated entities. Pursuant to the standby purchase agreement, Wynnefield Capital (or affiliated assignees) agreed to acquire from us in the rights offering, subject to the satisfactions of specified conditions, the shares of common stock that relate to any rights that remain unexercised at the expiration of the rights offering. Mr. Peter Black, a member of our board of directors, is an employee of Wynnefield Capital. We entered into a registration rights agreement with Wynnefield Capital whereby we agreed, at our cost and expense, to register for resale under the Securities Act of 1933, all shares of common stock beneficially owned by Wynnefield Capital, including shares purchased by Wynnefield Capital in the rights offering as well as shares potentially received upon exercise of the conversion feature of the Convertible Debt and upon exercise of the associated warrants. This registration statement was declared effective by the SEC in January 2013.

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

(8)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

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

(9)   MANAGEMENT TRANSITION AND EMPLOYMENT AGREEMENTS:

From time to time, we enter into employment agreements with certain key executives which provide for fixed compensation, criterion for earning bonuses and other incentives and, in certain instances, issuance of share based equity grants. These agreements generally continue until terminated by the employee or the Board of Directors or, upon the occurrence of defined certain events or circumstances (including a defined change in control), and provide for salary continuance for specified periods of generally no more than a year and or lump sum payments in the event of a change of control of up to 150% of annual salary.

On November 21, 2012, the Company entered into an agreement to amend certain of the terms and conditions of its existing employment agreement with its chief executive officer, Zachary C. Parker, the terms of which are summarized below. The following description of the amendment agreement is qualified in its entirety by reference to the full text of such agreement. The amendment provides for increases in Mr. Parker’s base salary upon the achievement of certain performance conditions regarding the Company’s operations and also extends the term of his current employment agreement to September 30, 2015. Pursuant to the Amendment, in the event the Company reports positive net income for a fiscal quarter ending prior to the expiration date of the amended term of the employment agreement, as determined in accordance with generally accepted accounting principles, Mr. Parker shall receive a 5% increase in his base salary. Further, in the event that the Company subsequently continues to report positive net income on a quarterly basis (as determined in accordance with generally accepted accounting principles) for two sequential quarterly periods, Mr. Parker’s base salary shall be increased by an additional 5%. In addition, under the amendment, the Company and Mr. Parker have a mutual option, to be exercised prior to the new expiration date, to further extend the term of the employment agreement for an additional one year period. If the parties agree to exercise this right, the expiration date shall be extended to September 30, 2016 and the Company shall pay Mr. Parker a $50,000 bonus.

In addition, the Company granted Mr. Parker options to purchase 250,000 shares of common stock under the Company’s 2006 Long Term Incentive Plan, as amended. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company’s common stock on the effective date of the amendment. The options will vest in full if the closing price of the Company’s Common Stock equals or exceeds the lesser of (i) $4.00 per share or (ii) a per share price equal to 200% of the exercise price, in each case for ten consecutive trading days. Other than as modified by the amendment, the provisions of Mr. Parker’s original employment agreement remain in full force and effect.

(10)   ECONOMIC DEPENDENCY:

A major customer is defined as a customer from which the Company derives at least 10% of its revenues. In each of quarters ended December 31, 2012 and 2011, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of total revenue.  Within the U.S. Government, our largest customer in quarter ending December 31, 2012 continued to be the DVA, accounting for 96% and 95% of revenue in quarter ending December 31, 2012 and 2011 respectively, with whom the Company held over a dozen contracts and/or task orders for logistics, pharmaceutical, and medical services, all subject to the Federal Acquisition Regulations.  Accordingly, DLH remains particularly dependent on the continuation of its relationship with the DVA.

(11)   NASDAQ STAFF DEFICIENCY LETTER:

On December 31, 2012, the Company received a staff deficiency letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the past 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “ Listing Rule “) and that the Company is not in compliance with the Listing Rule. Nasdaq has provided the Company with 180 calendar days, or until July 1, 2013, to regain compliance. On February 6, 2013, the Company received notice from Nasdaq that it had regained compliance with the Listing Rule.

(12) SUBSEQUENT EVENTS:

Management has evaluated subsequent events through the date that the Company’s financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were issued.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2012, and our other reports filed with the SEC, including this Quarterly Report on Form 10-Q. In light of the significant risks and uncertainties inherent in the forward looking statements included in the Company’s reports, the inclusion of such statements should not be regarded as a representation by or on behalf of the Company that the objectives and plans of the Company will be achieved.  We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from such estimates.  These estimates and assumptions are affected by the application of our accounting policies. Critical policies and practices are both most important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.  See Note 2, page F-11 of DLH’s 2012 Annual Report on Form 10-K for the year ended September 30, 2012, as well as “Critical Accounting Policies and Estimates” beginning on page 31 therein for a discussion of our critical accounting policies and estimates. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results.  We consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

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

Goodwill

In accordance with applicable accounting standards, DLH does not amortize goodwill. DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2012, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company concluded that no impairment loss was warranted at September 30, 2012. Factors including non-renewal of a major contract (see Note 2—Liquidity) or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2012 and 2011, the Company recorded a 100% valuation allowance against its net deferred tax assets.

The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. The Company conducts business solely in the U.S. and, as a result, also files income taxes in various states and other jurisdictions. Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company’s income tax returns for years subsequent to fiscal 2009 are currently open, by statute, for review by authorities. However, there are no examinations currently in progress and the Company is not aware of any pending audits.

Overview

Business Description

For more than 25 years, DLH Holdings Corp. (together with its subsidiaries, “DLH” or the “Company” and also referred to as “we,” “us” and “our”) through its subsidiaries has provided professional services to the U.S. Government. Headquartered in Atlanta, Georgia, DLH employs approximately 1,100 skilled technicians, logisticians, engineers, health care and support personnel at more than 25 locations around the United States. DLH’s operating subsidiary, DLH Solutions, Inc., is organized into three broad integrated business areas: Healthcare Delivery Solutions, Logistics and Technical Services, and Contingency / Staff Augmentation Services. Our government customers, a majority of whom are within the Departments of Defense (“DoD”) and Veterans Affairs (“DVA”), benefit from proven leadership processes, technical excellence, industry-leading productivity and affordability enhancement tools, and Lean Six Sigma-based quality improvement processes. The remaining portion of DLH’s business is comprised of customers within other federal agencies, including the Center for Disease Control and Prevention, the Departments of Justice, Agriculture, Interior and the Federal Emergency Management Agency, at locations throughout the United States.

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

Healthcare Delivery Solutions

The Healthcare Delivery Solutions business unit, provides a broad continuum of care for our nation’s servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. Healthcare Delivery Solutions is one of our strategic focus areas for growth and a major business area that DLH Solutions services. As more and more Federal and DoD programs increase their performance-based requirements, DLH Solutions’ workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumatic brain injury management, medical systems analysis, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies.  For the fiscal year ended September 30, 2012 and the three months ended December 31, 2012, approximately 54% of our revenue was derived from the Healthcare Delivery Solutions business unit.

Logistics & Technical Services

The Logistics & Technical Services business unit draws heavily upon our proven logistics expertise and processes. DLH resources possess expertise covering a wide range of logistics, readiness, and project engineering. The experience of DLH Solutions’ project personnel is diverse from operational unit level to major systems and program office experience. Our core competencies include supply chain management, performance-based logistics, distribution center and inventory management, statistical process control, packaging/handling/storage & transportation, configuration management, readiness planning and supply support operations. In addition, we provide program and project management, systems engineering and applicable information technology services, integrated logistics support (including operational systems), readiness assessments, training, equipment maintenance, hazardous material management, facilities and shipyard support services and more. DLH Solutions also provides professional staff to the federal government specializing in logistics, office administration, IT, and facilities/warehouse management.

Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. For the fiscal year ended September 30, 2012 and the three months ended December 31, 2012, approximately 45% and 46 % of our revenue, respectively, was derived from the Logistics & Technical Services business unit.

Contingency/Staff Augmentation

The Contingency/Staff Augmentation business unit provides disaster and emergency response services and civilian workforce augmentation services. General staffing and selective recruitment process outsourcing are key components of this service area.  For the fiscal year ended September 30, 2012 and the three months ended December 31, 2012, less than 1% of revenue was derived from the Contingency/Staff Augmentation line of service.

Recent Business Trends

Though the recent Federal election is now behind us, the continuing uncertainty surrounding the budget deficit negotiations and potential sequestration continues to cause delays in funding and contract awards by government program offices. Following passage of the American Taxpayer Relief Act of 2012 in January 2013, the potential automatic sequestration was deferred for 60 days. Absent additional Congressional action, the sequestration budget cuts will be implemented in March 2013. While it is unclear whether sequestration will occur and what the exact impact of it would be, we are continuously reviewing our operations and new pursuits in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. While we may experience reduced funding on some of our targeted programs, we do not expect the cancellation of any of our major programs.  Given the strong bipartisan support for the Department of Veterans Affairs, we do not expect significant impact from sequestration to our existing DVA contracts, which currently account for approximately 96 % of our revenue.

In addition, financial developments in the U.S., Europe and emerging markets will continue to have a significant impact on U.S. Gross Domestic Product growth and in turn, U.S. fiscal deficits for the foreseeable future. These or other factors could result in a significant decline in, or redirection of, current and future budgets and could have significant adverse consequences to our business and industry and adversely affect our operating performance, including the possible loss of revenue and reduction in our operating cash flow.

In addition, the government has continued to change the manner in which it purchases goods and services. We have noticed an increased emphasis on the use of low priced, technically acceptable proposal evaluations, which could challenge our ability to maintain value added differentiation to our solutions. Further, we have also seen a reduced rate of usage of time and materials and sole-source contracts along with a commitment to expand small business set asides. In addition, more scrutiny is being placed on the amount of fee bid on cost reimbursable type contracts. Pricing competition is taking on an increasing role in best value determinations with more detailed pricing oversight.

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

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended
	December 31,	December 31,
Condensed Consolidated Statement of Operations:	2012	2011

Revenues	100.0%	100.0%
Direct expenses	86.2%	86.4%
Gross profit	13.8%	13.6%
General and administrative	14.2%	15.2%
Depreciation and amortization expense	0.3%	0.2%
Loss from operations	-0.7%	-1.8%
Other income (expense)	-0.3%	-1.6%
Loss before income taxes	-1.0%	-3.4%
Income tax expense	0.0%	0.0%
Net loss	-1.0%	-3.4%

Revenues

Revenues from DLH’s continuing operations for the three months ended December 31, 2012 and 2011 were $13.0 million and $11.5 million, respectively, which represents an increase of $1.5 million or 13.0% despite extended government delays in major awards. The increase in operating revenue is due primarily to expansion on current programs as well as the full quarter impact of new business awards received during this quarter in the prior period.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), direct material, subcontracts, and other direct costs. Direct expenses from continuing operations for the three months ended December 31, 2012 and 2011 were $11.2 million and $9.9 million, respectively, which represent an increase of $1.3 million or 12.9%. This increase is a result of increased direct labor and related expenses attributable to the increase in revenue.  As a percentage of revenue from continuing operations, direct expenses for the 2012 and 2011 periods were 86.2% and 86.4%, respectively.

Gross Profit

Gross profit for the three months ended December 31, 2012 and 2011 was $1.8 million and $1.6 million, respectively, which represents an increase of $0.2 million or 14.1%. Gross profit from continuing operations, as a percentage of revenue, was 13.8% and 13.6%, for the three months ended December 31, 2012 and 2011, respectively. The gross profit rate benefited from improved contract performance.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts, administration, human resources, management information systems, and business development. G&A expenses for the three months ended December 31, 2012 and 2011 were $1.85 million and $1.76 million, respectively, an increase of 5.4%.  This increase is principally due to the timing of expenses for professional services for legal and accounting support in the respective periods.

As a percent of revenue, G&A expenses were 14.2% and 15.2% for the three months ended December 31, 2012 and 2011, respectively. This improvement was due to resource consolidation and cost reduction initiatives to allow greater leverage of administrative resources.

Depreciation and Amortization

Depreciation and amortization expense was approximately $33,000 and $23,000 for the three months ended December 31, 2012 and 2011, respectively.

Loss from Operations

Loss from operations for the three months ended December 31, 2012 was $0.1 million as compared to loss from operations for the three months ended December 31, 2011 of $0.2million.

Other Expense

Other expense was $34,000 for the three months ended December 31, 2012 as compared to $179,000, for the three months ended December 31, 2011.  The reduction in other expense of $145,000 is primarily due to the impact of the fair value ascribed to the derivative financial instruments associated with our warrants and convertible debentures of approximately $100,000 and a decrease in borrowing expense of approximately $40,000.

Income Tax

The Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the three months ended December 31, 2012 and 2011, the Company recognized no tax expense.

Net Loss

Net Loss for the three months ended December 31, 2012 was $0.1 million, or ($0.01) per basic and diluted share, as compared to loss from continuing operations of $0.4 million, or ($0.06) per basic and diluted share for the three months ended December 31, 2011. This represents a 67% improvement, and is due to increased gross profit, constraints on spending which reduced expenses as a percent of revenue by 1.0%, and reduced other expenses as described in the preceding paragraphs.

Other Data

Earnings (Loss) Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the three months ended December 31, 2012 was $29,000 as compared to ($16,000) for the three months ended December 31, 2011, due principally to the increased gross profit as previously described above.

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

	For the three months
	Ended
	December 31,
	2012	2011
Net loss	$(128)	$(389)
(i) interest and other expenses (net)	34	179
(ii) provision for taxes	—	—
(iii) amortization and depreciation,	33	23
(iv) G&A expenses —equity grants	90	171

EBITDA adjusted for other non-cash charges	$29	$(16)

Potential Contractual Billing Adjustments

DLH has accrued revenue and costs associated with certain government contracts covered by the Service Contract Act. These adjustments are due to changes in the contracted wage determination rates for certain employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits determined to be prevailing in these localities. An audit by the DOL in fiscal 2008 at one of the facilities revealed that notification, as required by contract, was not provided to DLH Solutions in order to effectuate the wage increases in a timely manner. Wages for employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, DLH recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At December 31, 2012, the amount of the remaining accounts receivable with the DVA approximates $9.3 million.

In April 2012, the Company received formal contract modifications from the DVA concerning the retroactive billing matter for which revenue was accrued in 2008. The contract modifications from the DVA incorporate relevant wage determinations covering largely 2006 and 2007 applying to the Company’s historical contracts with DVA during those periods. These government modifications initiate the procedures whereby the Company may invoice the DVA in accordance with the modified wage determinations and subsequently make timely retroactive payments to employees (active and inactive) covering work performed at the certain locations.  The Company expects to follow the  process  directed by and in conjunction with the Department of Labor and the DVA in generating these invoices.  Although the timing cannot be guaranteed, at present the Company expects to bill and collect such amounts during fiscal 2013.

The Company continues to support the Government’s review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts that we may receive will be within the range specified above.

Liquidity and Capital Resources; Commitments

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

At December 31, 2012, the Company had a net working capital deficit of approximately $1.8 million and an accumulated deficit of approximately $67.6 million. For the three months ended December 31, 2012, the Company incurred an operating loss and a net loss of approximately $0.1 million and $0.1 million, respectively.

In May 2012, the Company entered into an amendment to the Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. However, as described in greater detail in Note 6 below, the Company’s ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable.  At December 31, 2012, the amount of unused availability was $168,000. The amount outstanding on the loan facility as of December 31, 2012 was $1,816,000.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.2 million as of December 31, 2012; (b) the amounts available under its line of credit of $168,000 (which will vary depending upon the amount of eligible assets); (c) forecasted operating cash flow; and (d) prospective effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government and the Company has derived a substantial portion of its revenues through various contracts awarded by the DVA. The Company currently provides services to the DVA under a single source Blanket Purchase Agreement awarded in fiscal 2011 that has a ceiling value of approximately $145,000,000 and is scheduled to expire on October 31, 2016. The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement represented approximately 51% of its revenue in the fiscal year ended September 30, 2012 and 52% of its revenue in the three months ended December 31, 2012. In addition, the Company also holds contractual order cover through September 30, 2013 in respect of DVA contracts that generated approximately 44% of its revenue in the fiscal year ended September 30, 2012 and 43% of its revenue in the three months ended December 31, 2012, which are not currently the subject of requests for proposals and may in due course be further extended by the DVA on a sole source basis, although no assurances can be given that this will occur. The Company’s results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA or suffer a significant diminution in the quantity of services that they procure from the Company.

Cash from operating activities

Net cash provided by operating activities for the three months ended December 31, 2012 was $0.7 million.  The net cash used in operating activities for the three months ended December 31, 2011 was $1.3 million.  The improved cash position is due principally to higher collections on higher accounts receivable derived from increased revenue.

Cash from investing activities

Net cash used in investing activities for the three months ended December 31, 2012 and 2011 was $9,000 and $34,000, respectively.

Cash from financing activities

Net cash used by financing activities for the three months ended December 31, 2012 of $0.6 million was principally due to repayments on our revolving line of credit. Net cash provided by financing activities for the three months ended December 31, 2011 of $1.1 million was principally due borrowing on our revolving line of credit.

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year secured loan facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. The February 2011 amendment also extended the term of the Loan Agreement by 12 months, to July 29, 2013, after which the Agreement will automatically renew annually, unless terminated by either party.

In May 2012, the Company entered into a further amendment to the Loan Agreement (the “Fifth Amendment”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. The Company’s ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions. The Fifth Amendment provides for an initial sublimit under the maximum loan amount of $3,000,000 (the “Initial Sublimit”) and an adjusted sublimit of $4,000,000 (the “Adjusted Sublimit”). The Initial Sublimit of $3,000,000 will remain in effect until the satisfaction of the following conditions: (i) the repayment of the $500,000 over-advance accommodation agreed to by Lender as of May 9, 2012, (ii) the Company’s demonstration of the need for the increase, (iii) the Company’s continued compliance with the Loan Agreement, and (iv) Lender, in its sole discretion, agrees to increase the Initial Sublimit. In the event that the foregoing conditions are satisfied, the credit available to under the Loan Agreement shall remain subject to the Adjusted Sublimit until the parties receive any required waivers or consents from the holders of the Company’s subordinated Convertible Debentures issued as of July 28, 2011 and Lender, in its sole discretion, agrees to such further increase. In addition, the increased availability under the unbilled accounts facility of the Loan Agreement is subject to the satisfaction of the same conditions that are applicable to Initial Sublimit. Accordingly, until these conditions are satisfied, the current borrowing limits remain in effect.  At December 31, 2012, the amount of unused availability was $168,000. The amount outstanding on the loan facility as of December 31, 2012 was $1,816,000.

DLH Solutions’ ability to request loan advances under the Loan Agreement is subject to an advance availability limit based on “eligible accounts receivables” multiplied by an “Accounts Advance Rate”, which is currently 85%, subject to change by the Lender in its discretion and compliance with the covenants and conditions of the Loan Agreement. The loan is secured by a security interest and lien on substantially all of DLH Solutions’ assets. The Loan Agreement requires compliance with customary covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, under the Loan Agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender agreed to eliminate the tangible net worth covenant as part of the Fifth Amendment. The Lender may terminate the Loan Agreement at any time upon 60 days written notice after December 31, 2012 and the Loan Agreement provides for customary events of default following which the Lender may, at its option, terminate the loan agreement and accelerate the repayment of any amount outstanding.

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

For further disclosure regarding our Loan Facility, refer to Note 6 in the accompanying consolidated financial statements.

Payroll Taxes

In prior periods, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. Through the fiscal year ended September 30, 2009, DLH worked with the IRS to resolve these discrepancies and had certain interest and penalty claims abated. DLH also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes it has fully responded to the notices issued.  DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.3 million at December 31, 2012) has been recorded in accounts payable and includes estimated accrued penalties and interest totaling approximately $500,000.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and may incur possible additional penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in the future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2012 or year to date in fiscal 2013. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Loan Payable (1)	$1,877	$1,868	$9	$—
Operating Leases (2)	602	165	292	145
Convertible Debentures	350	350		—
Total Obligations	$2,829	$2,383	$301	$145

(1)                                 Represents the amounts recorded in respect of the loan payable due to Presidential in accordance with the loan agreement and capital lease obligations.

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

Recently Issued Accounting Pronouncements Affecting the Company

Refer to Note 8 under Item 1, Financial Statements, for a detailed disclosure regarding Recent Accounting Pronouncements.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments other than potentially in future periods in regard to certain derivative instruments or embedded features required to be accounted for as derivative instruments as discussed in Note 7 to the accompanying financial statements. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs. In connection with DLH’s prior workers’ compensation programs, prepayments of future claims were deposited into trust funds for possible future payments of these claims in accordance with the policies. The interest income resulting from these prepayments is for the benefit of DLH, and is used to offset workers’ compensation expense. Interest rates payable on these funds have been relatively static and at a level where any further downward rate adjustments would not be expected to result in a material adverse impact on the Company’s exposure to workers’ compensation expense. DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material given the amount of debt subject to variable interest rates and the prime rate interest rate floors of at least 3.25% applied by the Lenders.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1:         LEGAL PROCEEDINGS

As the Company has previously reported, it was advised of a claim by the U.S. Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. The Company is continuing to review the data allegedly supporting the claims with the U.S. Department of Justice in an effort to determine whether any wage adjustment is required. These claims appear, in part, to be part of the claims previously disclosed by the Company and related to services provided to the Department of Veterans Affairs by DLH. Until the analysis of the data is complete, we cannot finally determine either the merits of the claim or the potential impact on the Company; however, the Company continues to believe it has acted in conformity with its contractual commitments and no wage adjustment is required. Nevertheless, there can be no assurance that an adverse decision or settlement would not have a material adverse impact on the Company.

As a commercial enterprise and employer, the Company is subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters, other commercial disputes arising in the course of its business, and inquiries and investigations by governmental agencies regarding our employment practices or other matters. Other than as reported elsewhere in this report, the Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2012 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended December 31, 2012. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The risks described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in our Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We were not in compliance with The Nasdaq Capital Market $1.00 minimum bid price requirement and failure to maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “DLHC”. If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock will be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On December 31, 2012, we received a letter from The Nasdaq Stock Market advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2). Nasdaq has provided us with 180 calendar days, or until July 1, 2013, to regain compliance. To regain compliance with this requirement, our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 day grace period. On February 6, 2013, we received notice from The Nasdaq Capital Market that we had regained compliance with the minimum bid price requirement for continued listing of our common stock.

Although we have regained compliance with the minimum bid price rule, there can be no assurance that we will be able to maintain continued compliance with this rule or the other listing requirements of The Nasdaq Capital Market. If our common stock were to be delisted from The Nasdaq Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. If our common stock is delisted from The Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth herein.

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:         OTHER INFORMATION

None.

ITEM 6:        EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	Amendment to Employment Agreement with Zachary C. Parker (filed as Exhibit 10.1 to Form 8-K filed November 27, 2012)	8-K	11/27/12	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101*

The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.

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

Dated: February 12, 2013