Form 10-Q
period 2013-03-31
DLH Holdings Corp.
filed 2013-05-14
CIK 785557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,318,202 shares of Common Stock, par value $.001 per share, were outstanding as of May 08, 2013.

DLH HOLDINGS CORP.

FORM 10-Q

For the Quarter Ended March 31, 2013

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS)

	(unaudited)
	March 31,	September 30,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,196	$3,089
Accounts receivable, net of allowance for doubtful accounts of $0 as of March 31, 2013 and September 30, 2012	12,990	13,028
Prepaid workers’ compensation	462	516
Other current assets	384	133
Total current assets	17,032	16,766

EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	139	139
Computer equipment	126	126
Computer software	417	408
Leasehold improvements	24	24
	706	697

Less accumulated depreciation and amortization	(495)	(429)
Equipment and improvements, net	211	268

GOODWILL	8,595	8,595

OTHER ASSETS
Deferred financing costs, net	1	9
Other assets	766	784
Total other assets	767	793

TOTAL ASSETS	$26,605	$26,422

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	(unaudited)
	March 31,	September 30,
	2013	2012

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank loan payable	$2,476	$2,363
Current portion of capital lease obligations	48	51
Convertible debenture, net	280	—
Derivative financial instruments, at fair value	78	—
Accrued payroll	10,589	10,555
Accounts payable	2,333	2,296
Accrued expenses and other current liabilities	2,970	2,817
Liabilities from discontinued operation	178	185
Total current liabilities	18,952	18,267

LONG TERM LIABILITIES
Convertible debenture, net	—	202
Derivative financial instruments, at fair value	—	119
Capital lease obligations	—	22
Other long term liability	20	62
Total long term liabilities	20	405

Total liabilities	18,972	18,672

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,320 at March 31, 2013 and 9,268 at September 30, 2012, outstanding 9,318 at March 31, 2013 and 9,266 at September 30, 2012	9	9
Additional paid-in capital	75,327	75,207
Accumulated deficit	(67,679)	(67,442)
Treasury stock, 2 shares at cost at March 31, 2013 and September 30, 2012	(24)	(24)
Total shareholders’ equity	7,633	7,750

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,605	$26,422

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Three Months Ended
	March 31,	March 31,
	2013	2012

REVENUES	$13,007	$12,619

DIRECT EXPENSES	11,236	11,321

GROSS PROFIT	1,771	1,298

GENERAL AND ADMINISTRATIVE EXPENSES	1,729	1,835

DEPRECIATION AND AMORTIZATION	33	27

Income (loss) from operations	9	(564)

OTHER INCOME (EXPENSE)

Interest expense	(47)	(85)
Amortization of deferred financing costs	(52)	(40)
Change in value of financial instruments	(20)	(28)
Other income, net	1	2
	(118)	(151)

Loss before income taxes	(109)	(715)

INCOME TAX EXPENSE	—	—

NET LOSS	$(109)	$(715)

NET LOSS PER SHARE - BASIC AND DILUTED
Net loss per share	$(0.01)	$(0.12)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,318	6,077

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Six Months Ended
	March 31,	March 31,
	2013	2012

REVENUES	$26,002	$24,114

DIRECT EXPENSES	22,442	21,249

GROSS PROFIT	3,560	2,865

GENERAL AND ADMINISTRATIVE EXPENSES	3,578	3,589

DEPRECIATION AND AMORTIZATION	66	50

Loss from operations	(84)	(774)

OTHER INCOME (EXPENSE)

Interest expense	(93)	(162)
Amortization of deferred financing costs	(106)	(86)
Change in value of financial instruments	41	(84)
Other income, net	5	2
	(153)	(330)

Loss before income taxes	(237)	(1,104)

INCOME TAX EXPENSE	—	—

NET LOSS	$(237)	$(1,104)

NET LOSS PER SHARE - BASIC AND DILUTED
Net loss per share	$(0.03)	$(0.18)

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,301	6,072

The accompanying notes are an integral part of these consolidated financial statements

TEAMSTAFF, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	(Unaudited)
	For the Six Months Ended
	March 31,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(237)	$(1,104)
Adjustments to reconcile net loss to net cash used in operating activities, net of divested business:
Depreciation and amortization including debt costs	172	122
Change in fair value of derivative financial instruments	(41)	84
Compensation expense related to employee stock option grants	69	66
Compensation expense related to employee restricted stock grants	—	50
Compensation expense related to director restricted stock grants	54	123
Share based expense on non employee options	—	12
Warrants issued to consultants	6	6
Other non cash compensation	—	10

Changes in operating assets and liabilities, net of divested business:
Accounts receivable	38	(1,019)
Other current assets	(198)	(55)
Other assets	—	2
Accounts payable, accrued payroll, accrued expenses and other current liabilities	223	782
Other long term liabilities	(42)	37

Net cash provided by/(used in) operating activities	44	(884)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(9)	(86)
Net cash used in investing activities	(9)	(86)
CASH FLOWS FROM FINANCING ACTIVITIES
Net advances on revolving line of credit	113	855
Rights offering expenses	(9)	(5)
Repayments on capital lease obligations	(25)	(8)
Cash flows from discontinued operation	(7)	(33)
Net cash provided by financing activities	72	809

Net increase/(decrease) in cash and cash equivalents	107	(161)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,089	763

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,196	$602

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$45	$122
Cash paid during the period for income taxes	$11	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH, HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 (UNAUDITED)

(1)             ORGANIZATION AND BUSINESS:

For more than 25 years, DLH Holdings Corp. (together with its subsidiaries, “DLH” or the “Company” and also referred to as “we,” “us” and “our”) has provided professional services through its subsidiaries to the U.S. Government. DLH’s corporate headquarters and its principal executive offices are located in Atlanta, Georgia.   DLH employs approximately 1,100 skilled health care and support personnel, technicians, logisticians, and engineers,  at more than 25 locations around the United States. DLH’s operating subsidiary, DLH Solutions, Inc., is organized into three broad integrated business areas: Healthcare Delivery Solutions, Logistics and Technical Services, and Contingency / Staff Augmentation Services. Our government customers, a majority of whom are within the Departments of Defense (“DoD”) and Veterans Affairs (“DVA”), which represent approximately 97% of the Company’s revenue, benefit from our proven leadership processes, technical excellence, industry-leading productivity and affordability enhancement tools, and Lean Six Sigma-based quality improvement processes. The remaining portion of DLH’s business is comprised of customers within other federal agencies, including the Center for Disease Control and Prevention, the Departments of Justice, Agriculture, Interior and the Federal Emergency Management Agency, at locations throughout the United States.  For the fiscal year ended September 30, 2012 and the six months ended March 31, 2013 approximately 54% of our revenue was derived from the Healthcare Delivery Solutions business unit, approximately 45% of our revenue was derived from the Logistics & Technical Services business unit, and less than 1% of revenue was derived from the Contingency/Staff Augmentation line of service.

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

At March 31, 2013, the Company had a net working capital deficit of approximately $1.9 million and an accumulated deficit of approximately $67.7 million. For the six months ended March 31, 2013, the Company incurred an operating loss and a net loss of approximately $0.1 million and $0.2 million, respectively.

In May 2012, the Company entered into an amendment to its Loan and Security Agreement (“the Loan Agreement”) with Presidential Financial Corporation (“the Lender”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. However, as described in greater detail in Note 6 below, the Company’s ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3,000,000, subject to eligible accounts receivable.  At March 31, 2013, the amount of unused availability was $38,000. The amount outstanding on the loan facility as of March 31, 2013 was $2,476,000.  The base term of the Loan Agreement ends on July 29, 2013, after which the Agreement will automatically renew annually, unless terminated by either party.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.2 million as of March 31, 2013; (b) the amounts available under its line of credit of $38,000 (which will vary depending upon the amount of eligible assets); (c) forecasted operating cash flow; and (d) prospective effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government. For both the three and six months ended March 31, 2013, the Company derived approximately 97% of its revenue from various contracts awarded by the DVA, including under a single source Blanket Purchase Agreement awarded in fiscal 2011. The Blanket Purchase Agreement had an original estimated total contract value of approximately $145,000,000, which is attributable to our provision of services over a five year period of performance that is scheduled to expire on October 31, 2016.  The five year term of the agreement includes a base year and four option years.  The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement represented approximately 50% of the Company’s revenues for both the three and six months ended March 31, 2013. In addition, the Company also provides services to the DVA pursuant to contractual work orders that run through September 30, 2013 which are not currently the subject of requests for proposals and may in due course be further extended by the DVA, although no assurances can be given that this will occur. The Company’s results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA or suffer a significant diminution in the quantity of services that they procure from the Company.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, expected settlement amounts of accounts receivable, measurement of prepaid workers’ compensation, valuation allowances established against accounts receivable and deferred tax assets,  measurement of payroll tax contingencies, accounts payable, workers’ compensation claims and accrued expenses and the valuation of financial instruments associated with debt agreements. In addition, the Company estimates overhead charges and allocates such charges throughout the year.  Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations.

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

During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At March 31, 2013 and September 30, 2012, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at March 31, 2013 and September 30, 2012.

In April 2012, the Company received formal contract modifications from the DVA concerning the retroactive billing matter for which revenue was accrued in 2008. The contract modifications from the DVA incorporate relevant wage determinations covering largely 2006 and 2007 applying to the Company’s historical contracts with DVA during those periods. These government modifications initiate the procedures whereby the Company may invoice the DVA in accordance with the modified wage determinations and subsequently make timely retroactive payments to employees (active and inactive) covering work performed at the certain locations. The Company expects to follow the process directed by and in conjunction with the Department of Labor and the DVA in generating these invoices.  Although the timing cannot be guaranteed, at present, the Company expects to bill and collect such amounts within the next twelve months.

The Company continues to support the Government’s review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts the Company may receive will be within the range specified above.

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

Income Taxes

DLH accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2013 and 2012, the Company recorded a 100% valuation allowance against its net deferred tax assets.

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

Stock-Based Compensation

Compensation costs for the portion of equity awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of March 31, 2013, there is approximately $170,000 of unrecognized compensation expense remaining that is related to non-vested stock based awards to be recognized in future periods.

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

Stock compensation expense totaled $38,000 for all awards for the three month period ended March 31, 2013, and totaled $48,000 for all awards for the three months ended March 31, 2012.

Stock compensation expense totaled $129,000 for all awards for the six month period ended March 31, 2013, and totaled $219,000 for all awards for the six months ended March 31, 2012.

Certain awards vest upon satisfaction of certain performance criteria. As permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

On November 21, 2012, the Company granted its chief executive officer options to purchase 250,000 shares of common stock under the Company’s 2006 Long Term Incentive Plan, as amended. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company’s common stock on the effective date of the amendment. The options will vest in full if the closing price of the Company’s Common Stock equals or exceeds the lesser of (i) $4.00 per share or (ii) a per share price equal to 200% of the exercise price, in each case for ten consecutive trading days.  Stock expense recognized for the six months ending March 31, 2013 totaled approximately $4,000.

Warrants are issued from time-to-time to non-employee third parties in order to induce then to enter in certain transactions with the Company. The Company recognizes non-cash expense related to such activity over the estimated period of performance.

Effective as of November 15, 2012, the Company granted an aggregate of 52,500 shares of restricted stock to its non-executive directors, consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The shares vested immediately and stock expense of $54,000 was recognized in November 2012.  Additionally, at March 31, 2013, there were 52,500 shares of unvested restricted stock outstanding from prior year grants to non-executive directors.  There is $150,000 of unrecognized expense related to these unvested restricted stock awards.

The stock option activity for the six months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2012	1,362,500	$1.19	8.6	$140,000
Granted	250,000	$0.95
Cancelled
Exercised	—	—
Options outstanding, March 31, 2013	1,612,500	$1.15	8.4	$70,000

At March 31, 2013, there were 412,500 options outstanding that were vested and exercisable and an additional 1,200,000 options outstanding that vest to the recipients when the market value of the Company’s stock achieves and maintains defined levels.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on those dates. This amount will change based on the fair market value of the Company’s stock.

The Company recognized expense for warrants issued to consultants of $3,000 for both the three months ended March 31, 2013 and 2012

The Company recognized expense for warrants issued to consultants of $6,000 for both the six months ended March 31, 2013 and 2012.

Changes in Shareholders’ Equity

The following are the changes in Shareholders’ Equity for the six months ended March 31, 2013:

(AMOUNTS IN THOUSANDS)

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

BALANCE, September 31, 2012	9,266	$9	$75,207	$(67,442)	2	$(24)	$7,750

Director restricted stock grants	52		54				54
Warrants issued to consultants			6				6
Expense related to employee stock option grants			69				69
Fees related to rights offering			(9)				(9)
Net loss				(237)			(237)

BALANCE, March 31, 2013	9,318	$9	$75,327	$(67,679)	2	$(24)	$7,633

Fair Value of Financial Instruments

The Company has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at March 31, 2013 and September 30, 2012 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.  In addition, the Company presents certain common stock warrants and embedded conversion features associated with Convertible Debentures and accounts for such derivative financial instruments at fair value (See Note 7).

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

The effects of common stock equivalents of 1,686,346 are anti-dilutive for the three and six months ended March 31, 2013.  The effects of common stock equivalents of approximately 1,423,486 are anti-dilutive for the three and six months ended March 31, 2012.

(3)   DISCONTINUED OPERATION:

Non-Recurring Gain or Loss

There were no non-recurring gains or losses from discontinued operations for the three months ended March 31, 2013.

Condensed Financial Information

In previous periods, the Company has accrued expenses related to the shutdown of discontinued businesses. The following chart details liabilities from the discontinued operation (amounts in thousands):

Liabilities	March 31, 2013	September 30, 2012
Accrued expenses and other current liabilities	$178	$185

(4)   COMMITMENTS AND CONTINGENCIES:

Payroll Taxes

From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. Through the fiscal year ended September 30, 2009, DLH worked with the IRS to resolve these discrepancies and had certain interest and penalty claims abated. DLH also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes it has fully responded to the notices issued.  DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.4 million at March 31, 2013 and $1.3 million at December 31, 2012) has been recorded in accounts payable and includes estimated accrued penalties and interest totaling approximately $600,000.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and may incur possible additional penalties through the future date that this obligation is settled. However, it is not currently possible to estimate what, if any, additional amount(s) may be due in the future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2012 or year to date in fiscal 2013. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

Legal Proceedings

As the Company has previously reported, it was advised of a claim by the U.S. Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. The Company is continuing to review the data allegedly supporting the claims with the U.S. Department of Justice and has provided additional data as requested in an effort to determine whether any wage adjustment is required. These claims appear, in part, to be part of the claims previously disclosed by the Company and related to services provided to the Department of Veterans Affairs by DLH. Until the analysis of the data is complete, we cannot finally determine either the merits of the claim or the potential impact on the Company; however, the Company continues to believe it has acted in conformity with its contractual commitments and no wage adjustment is required. Additionally, the Company also believes it has fully responded to all requests related to these claims.  Nevertheless, there can be no assurance that an adverse decision or settlement would not have a material adverse impact on the Company.

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

Employment Agreements

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

(5)    PREPAID WORKERS’ COMPENSATION:

As part of the Company’s discontinued PEO operations, DLH had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to DLH. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience, DLH estimates that at March 31, 2013, the remaining prepaid asset of $0.5 million will be received within the next twelve months.

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

Under the Loan and Security Agreement, interest accrues at the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding.   The interest rate on the Accounts Receivable portion of the loan was 5.2% at both March 31, 2013 and 2012.  The interest rate on the Unbilled Accounts portion was 7.2% at both March 31 2013 and 2012. At March 31, 2013, based on current eligible accounts receivable, the amount of the unused availability under the line was $38,000. The amount outstanding as of March 31, 2013 was $2,476,000.

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

The Convertible Debentures will mature on October 28, 2013, and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption of such Convertible Debentures. The interest rate at March 31, 2013 was 10%. The Convertible Debentures were initially convertible into shares of the Company’s common stock at an initial conversion price of $1.30 per share, which was in excess of the fair market value of the Company’s common stock at that date. The initial conversion rate is subject to adjustment to account for certain customary events and also includes weighted-average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The Company can also redeem the outstanding Convertible Debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. The Warrants are exercisable for five years at an initial exercise price equal to $1.00. The initial exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain exclusions. In connection with the parties’ entry into the Debenture Purchase Agreement, the Company, DLH Solutions, the Debenture Purchasers and Presidential Financial Corporation entered into subordination agreements concerning the terms of the subordination of the Convertible Debentures to the secured loan facility provided by Presidential Financial Corporation. Under the subordination agreements, the Company may not make payments on the Convertible Debentures unless no “Event of Default” exists under the secured loan facility, both before and as a result of such payments.

As a result of the rights offering in June 2012, the conversion rate of the Convertible Debentures was adjusted to $1.25 and the exercise price of the Warrants was adjusted from $1.00 to $0.96 per share.

Direct costs associated with the Debenture Purchase Agreement totaled $32,000. These costs have been capitalized as deferred financing costs and amortized over the period that such debentures are outstanding or the Debenture Agreement is effective. In addition, an initial value of $42,000 was ascribed to the warrants and it was determined that at July 28, 2011, because of appreciation in the Company’s stock price, the embedded conversion feature included in the Convertible Debentures had a fair value of $289,000 at the time of issuance of the Convertible Debentures; such amount is also being expensed over the life of the Convertible Debentures and the unamortized amounts have been deducted from the value of the Convertible Debentures as noted below.  As a result of the rights offering the initial value of the warrants were revalued with minimal change and the value of the Convertible Debenture of $289,000 was revalued at $307,000.

At March 31, 2013, there were 53,846 warrants outstanding and the principal amount of the Convertible Debentures is convertible into 280,682 shares of common stock under the terms of the conversion feature embedded in the Convertible Debentures. The amount of shares of common stock under the conversion feature embedded in the Convertible Debenture was revalued from 269,230 shares to 280,682 as a result of adjustment to the conversion price due to the rights offering.  Because the warrants and the conversion feature embedded in the Convertible Debenture have a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company’s common stock, they are required under applicable accounting standards to be recorded at fair value as of each reporting period.  At March 31, 2013 and September 30, 2012, the Company evaluated the fair value of the Warrants and the embedded conversion feature of the Convertible Debentures using a binomial valuation model and recorded other income in the amount of $41,000 for the six months ended March 31, 2013, to reflect the net difference between their carrying values at September 30, 2012 and their fair values as of March 31, 2013 using the closing stock price as of March 31, 2013 for a total value of $78,000.

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

In January 2013, the FASB issued clarifying guidance related to the amended disclosure requirements concerning offsetting assets and liabilities which had previously been issued in December 2011.   This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.    The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

In February 2013, the FASB amended its guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income.    The amendments are effective prospectively for reporting periods beginning after December 15, 2012.   The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

(9)   ECONOMIC DEPENDENCY:

A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended March 31, 2013 and 2012, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue.  Within the U.S. Government, our largest customer in the fiscal quarter ending March 31, 2013 continued to be the DVA, accounting for 97% and 95% of revenue in the fiscal quarters ending March 31, 2013 and 2012 respectively, and with whom the Company held over a dozen contracts and/or task orders for logistics, pharmaceutical, and medical services, all subject to the Federal Acquisition Regulations.  Accordingly, DLH remains particularly dependent on the continuation of its relationship with the DVA.

(10) SUBSEQUENT EVENTS:

On May 3, 2013, the Company received a staff deficiency letter from The Nasdaq Stock Market (“ Nasdaq ”) notifying the Company that for the past 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “  Listing Rule  “) and that the Company is not in compliance with the Listing Rule. Nasdaq has provided the Company with an initial grace period of 180 calendar days, or until October 30, 2013, to regain compliance by sustaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”), Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). DLH desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable DLH to do so. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause DLH’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this report: our ability to secure contract awards, including the ability to secure renewals of contracts under which we currently provide services; our ability to enter into contracts with United States Government facilities and agencies on terms attractive to us and to secure orders related to those contracts; changes in the timing of orders for and our placement of professionals and administrative staff; the overall level of demand for the services we provide; the variation in pricing of the contracts under which we place professionals; our ability to manage growth effectively; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives, such as the implementation of spending cuts (sequestration) under the Budget Control Act of 2011); economic, business and political conditions domestically (including the impact of uncertainty regarding U.S. debt limits and actions taken related thereto); government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government audits and reviews; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; the loss of key officers, and management personnel; the competitive environment for our services; the effect of recognition by us of an impairment to goodwill and intangible assets; other tax and regulatory issues and developments;  the effect of adjustments by us to accruals for self-insured retentions; our ability to obtain any needed financing; our ability to attract and retain sales and operational personnel; and the effect of other events and important factors disclosed previously and from time to time in DLH’s filings with the U.S. Securities and Exchange Commission. Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2012, and our other reports filed with the SEC, including this Quarterly Report on Form 10-Q. In light of the significant risks and uncertainties inherent in the forward looking statements included in the Company’s reports, the inclusion of such statements should not be regarded as a representation by or on behalf of the Company that the objectives and plans of the Company will be achieved and you are cautioned not to place undue reliance on forward-looking statements.  We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

Income Taxes

DLH accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2013 and 2012, the Company recorded a 100% valuation allowance against its net deferred tax assets.

The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. The Company conducts business solely in the U.S. and, as a result, also files income taxes in various states and other jurisdictions. Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company’s income tax returns for years subsequent to fiscal 2009 are currently open, by statute, for review by authorities. However, there are currently no examinations in progress and the Company is not aware of any pending audits.

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

Business Units

As part of our overall strategic planning process, the Company realigned its business into three operating units: Healthcare Delivery Solutions, Logistics & Technical Services, and Contingency/Staff Augmentation. This structure enables us to leverage our core competencies and drive towards profitable growth within our expanded target markets.  We recognize that some business units may grow faster than others as a result of acquisition or disposition of business. In either case, we intend to enhance our delivery of quality products and services.

Healthcare Delivery Solutions

The Healthcare Delivery Solutions business unit, provides a broad continuum of care for our nation’s servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. Healthcare Delivery Solutions is one of our strategic focus areas for growth and a major business area that DLH Solutions services. As more and more Federal and DoD programs increase their performance-based requirements, DLH Solutions’ workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the marketplace. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumatic brain injury management, medical systems analysis, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies.  For the fiscal year ended September 30, 2012 and the six months ended March 31, 2013, approximately 54% of our revenue was derived from the Healthcare Delivery Solutions business unit.

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

Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. For the fiscal year ended September 30, 2012 and the six months ended March 31, 2013, approximately 45% of our revenue was derived from the Logistics & Technical Services business unit.

Contingency/Staff Augmentation

The Contingency/Staff Augmentation business unit provides disaster and emergency response services and civilian workforce augmentation services. General staffing and selective recruitment process outsourcing are key components of this service area.  For the fiscal year ended September 30, 2012 and the six months ended March 31, 2013, less than 1% of revenue was derived from the Contingency/Staff Augmentation line of service.

Recent Business Trends

Given the strong bipartisan support for the Department of Veterans Affairs, we do not expect significant impact from sequestration to our existing DVA contracts, which currently account for approximately 97 % of our revenue.  However, ongoing uncertainty surrounding the budget deficit negotiations and potential sequestration continues to cause delays in funding and contract awards by government program offices. Following passage of the American Taxpayer Relief Act of 2012 in January 2013, automatic sequestration was deferred for 60 days, but was implemented in March 2013. Further, in March 2013, Congress passed, and the President signed into law, the Consolidated and Further Continuing Appropriations Act of 2013 which extends funding for the operation of all federal agencies through September 30, 2013, subject to the impacts of sequestration, and includes the full year appropriations for the Departments of Defense and Veterans Affairs. While it is unclear what the exact impact of sequestration would be, we are continuously reviewing our operations and new pursuits in an attempt to identify those programs that could be at risk so that we can make appropriate contingency plans. The continued funding of our customers pursuant to continuing resolutions and the ongoing debate surrounding the proposed federal budget for fiscal 2014, including questions pertaining to the duration and scope of sequestration, create continued budgetary uncertainty for our federal customers, which may result in reduced awards. While we may experience reduced funding on some of our targeted programs, we do not expect the cancellation or significant reduction of any of our major programs.

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

In addition, the government has continued to adjust the manner in which it purchases goods and services. We have seen a reduced rate of usage of time and materials and sole-source contracts along with a commitment to expand small business set asides. In addition, more scrutiny is being placed on the amount of fee bid on cost reimbursable type contracts. Pricing competition is taking on an increasing role in best value determinations with more detailed pricing oversight.

Based on the above considerations, from an overall budget perspective it is likely that government discretionary spending will be constrained for several years to come. Although specific funding priorities are subject to change from year to year, we believe that our strategic business alignment around DoD and Veterans healthcare and logistics sustainment services allows us to remain well-placed to address what we consider to be top national priority budget areas (along with cyberspace and intelligence). We particularly benefit from the multi-year budgeting process unique to the Department of Veterans Affairs. As with other companies operating in the Federal government market, the possibility remains, however, that one or more of our targeted programs could be cut back or terminated as a result of the budget deficit negotiations.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	For the three months ended
	March 31,	March 31,
Condensed Consolidated Statement of Operations:	2013	2012

Revenues	100.0%	100.0%
Direct expenses	86.4%	89.7%
Gross profit	13.6%	10.3%
General and administrative	13.3%	14.5%
Depreciation and amortization expense	0.2%	0.2%
Income (loss) from operations	0.1%	-4.4%
Other income (expense)	-0.9%	-1.2%
Loss before income taxes	-0.8%	-5.6%
Income tax expense	0.0%	0.0%
Net loss	-0.8%	-5.6%

	For the six months ended
	March 31,	March 31,
Condensed Consolidated Statement of Operations:	2013	2012

Revenues	100.0%	100.0%
Direct expenses	86.3%	88.1%
Gross profit	13.7%	11.9%
General and administrative	13.8%	14.9%
Depreciation and amortization expense	0.2%	0.2%
Loss from operations	-0.3%	-3.2%
Other income (expense)	-0.6%	-1.4%
Loss before income taxes	-0.9%	-4.6%
Income tax expense	0.0%	0.0%
Net loss	-0.9%	-4.6%

Revenues

Revenues for the three months ended March 31, 2013 and 2012 were $13.0 million and $12.6 million, respectively, which represents an increase of $0.4 million or 3.1%, despite extended government delays in major awards. The increase in revenue is due primarily to expansion on current programs.

Revenues for the six months ended March 31, 2013 and 2012 were $26.0 million and $24.1 million respectively, which represents an increase of $1.9 million or 7.8% over the prior fiscal period.  The increase in revenue is due primarily to expansion on current programs as well as having the full six month impact of new business awards received during the prior year period.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), direct material, subcontracts, and other direct costs. Direct expenses for the three months ended March 31, 2013 and 2012 were $11.2 million and $11.3 million, respectively, which represent a decrease of $0.1 million or 0.8%. As a percentage of revenue, direct expenses for the 2013 and 2012 periods were 86.4% and 89.7%, respectively, with the improvement attributable to favorable contract performance and cost management.

Direct expenses for the six months ended March 31, 2013 and 2012 were $22.4 million and $21.2 million, respectively, which represents an increase of $1.2 million or 5.6% consistent with increased revenue.   As a percentage of revenue, direct expenses for the six months ended March 31, 2013 and 2012 were 86.3% and 88.1%, respectively, with the improvement attributable to favorable contract performance and cost management.

Gross Profit

Gross profit for the three months ended March 31, 2013 and 2012 was $1.8 million and $1.3 million, respectively, which represents an increase of $0.5 million or 36.4%. As a percentage of revenue, gross profit was 13.6% and 10.3%, for the three months ended March 31, 2013 and 2012, respectively. The gross profit rate benefited from improved contract performance and cost management.

Gross profit for the six months ended March 31, 2013 and 2012 was $3.6 million and $2.9 million, respectively, which represents an increase of $0.7 million or 24.3% over the prior fiscal year period. As a percentage of revenue, gross profit was 13.7% and 11.9% for the six months ended March 31, 2013 and 2012, respectively. The gross profit rate benefited from increased revenue, improved contract performance, and cost management.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts, administration, human resources, management information systems, and business development.

G&A expenses for the three months ended March 31, 2013 and 2012 were $1.7 million and $1.8 million, respectively, a decrease of $0.1 million or 5.8%.  As a percent of revenue, G&A expenses were 13.3% and 14.5% for the three months ended March 31, 2013 and 2012, respectively. This improvement was due to resource consolidation and cost reduction initiatives to allow greater leverage of administrative resources as revenue grew.

G&A expenses for the six months ended March 31, 2013 and 2012 were flat at $3.6 million.  As a percent of revenue, G&A expenses were 13.8% and 14.9% for the six months ended March 31, 2013 and 2012, respectively. This improvement was due to resource consolidation and cost reduction initiatives to allow greater leverage of administrative resources as revenue grew.

Depreciation and Amortization

Depreciation and amortization expense was approximately $33,000 and $27,000 for the three months ended March 31, 2013 and 2012, respectively.

Depreciation and amortization expense was approximately $66,000 and $50,000 for the six months ended March 31, 2013 and 2012, respectively.

Income or (Loss) from Operations

Income from operations for the three months ended March 31, 2013 was approximately $9,000 as compared to loss from operations for the three months ended March 31, 2012 of approximately $564,000.  The improvement in income from operations results from improved gross margin and decreased general and administrative expenses described above.

Loss from operations for six months ended March 31, 2013 was approximately $84,000 as compared to loss from operations for the six months ended March 31, 2012 of approximately $774,000.   The improvement in income from operations results from the same factors as discussed for the three month period ended March 31, 2013.

Other Expense

Other expense was $118,000 for the three months ended March 31, 2013 as compared to $151,000, for the three months ended March 31, 2012.  The reduction in other expense of $33,000 is primarily due to a decrease in borrowing expense.

Other expense was $153,000 and $330,000 for the six months ended March 31, 2013 and 2012, respectively.  The decrease was due primarily to a change of approximately $125,000 in the fair value ascribed to the derivative financial instruments associated with our warrants and convertible debentures, and decreased utilization of the credit facility and decreased interest expense of approximately $69,000, offset by an increase of approximately $20,000 for amortization of deferred financing costs.

Income Tax

The Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize a benefit from its deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the three and six months ended March 31, 2013 and 2012, the Company recognized no tax expense.

Net Loss

Net Loss for the three months ended March 31, 2013 was $0.1 million, or ($0.01) per basic and diluted share, as compared to loss from continuing operations of $0.7 million, or ($0.12) per basic and diluted share for the three months ended March 31, 2012. This improvement is due to increased gross profit, constraints on spending, and reduced other expenses as described in the preceding paragraphs.

Net loss for the six months ended March 31, 2013 was $0.2 million, or ($0.03) per basic and diluted share, as compared to net loss of $1.1 million, or ($0.18) per basic and diluted share for the six months ended March 31, 2012.  This improvement is due to increased gross profit, constraints on spending, and reduced other expenses as described in the preceding paragraphs.

Other Data

Earnings (Loss) Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the three months ended March 31, 2013 was $80,000 as compared to ($487,000) for the three months ended March 31, 2012, due principally to the increased gross profit and reduced expenses described above.

Earnings (Loss) Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the six months ended March 31, 2013 was $109,000 as compared to ($503,000) for the six months ended March 31, 2012, due principally to the increased gross profit and reduced expenses described above.

(1)          We present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. We define Adjusted EBITDA as net loss plus (i) interest and other expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses — equity grants. This non-GAAP measure of our performance is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company’s Board utilize this non-GAAP measure to make decisions about the use of the Company’s resources, analyze performance between periods, develop internal projections and measure management performance. We believe that this non-GAAP measure is useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance. By providing this non-GAAP measure, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. This non-GAAP financial measure is limited in its usefulness and should be considered in addition to, and not in lieu of, US GAAP financial measures. Further, this non-GAAP measure may be unique to the Company, as it may be different from the definition of non-GAAP measures used by other companies. A reconciliation of Adjusted EBITDA with net loss from continuing operations is as follows:

	For the three months		For the six months
	ended		ended
	March 31		March 31
	2013	2012	2013	2012
Net loss	$(109)	$(715)	$(237)	$(1,104)
(i) Interest and other expenses (net)	118	153	152	332
(ii) provision for taxes	—	—	—	—
(iii) amortization and depreciation,	33	27	66	50
(iv) G&A expenses —equity grants	38	48	128	219
EBITDA adjusted for other non-cash charges	$80	$(487)	$109	$(503)

Potential Contractual Billing Adjustments

DLH has accrued revenue and costs associated with certain government contracts covered by the Service Contract Act. These adjustments are due to changes in the contracted wage determination rates for certain employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits determined to be prevailing in these localities. An audit by the DOL in fiscal 2008 at one of the facilities revealed that notification, as required by contract, was not provided to DLH Solutions in order to effectuate the wage increases in a timely manner. Wages for employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, DLH recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At March 31, 2013, the amount of the remaining accounts receivable with the DVA approximates $9.3 million.

In April 2012, the Company received formal contract modifications from the DVA concerning the retroactive billing matter for which revenue was accrued in 2008. The contract modifications from the DVA incorporate relevant wage determinations covering largely 2006 and 2007 applying to the Company’s historical contracts with DVA during those periods. These government modifications initiate the procedures whereby the Company may invoice the DVA in accordance with the modified wage determinations and subsequently make timely retroactive payments to employees (active and inactive) covering work performed at the certain locations.  The Company expects to follow the process directed by and in conjunction with the Department of Labor and the DVA in generating these invoices.  Although the timing cannot be guaranteed, at present the Company expects to bill and collect such amounts within the next twelve months.

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

At March 31, 2013, the Company had a net working capital deficit of approximately $1.9 million and an accumulated deficit of approximately $67.7 million. For the three months ended March 31, 2013, the Company reported income from operations of $9,000 and incurred a net loss of approximately $0.1 million.

In May 2012, the Company entered into an amendment to the Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. However, as described in greater detail in Note 6 in the accompanying consolidated financial statements, the Company’s ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable.  At March 31, 2013, the amount of unused availability was $38,000. The amount outstanding on the loan facility as of March 31, 2013 was $2,476,000.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.2 million as of March 31, 2013; (b) the amounts available under its line of credit of $38,000 (which will vary depending upon the amount of eligible assets); (c) forecasted operating cash flow; and (d) prospective effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government. For both the three and six months ended March 31, 2013, the Company derived approximately 97% of its revenue from various contracts awarded by the DVA, including under a single source Blanket Purchase Agreement awarded in fiscal 2011. The Blanket Purchase Agreement had an original estimated total contract value of approximately $145,000,000, which is attributable to our provision of services over a five year period of performance that is scheduled to expire on October 31, 2016.  The five year term of the agreement includes a base year and four option years.  The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement represented approximately 50% of the Company’s revenues for both the three and six months ended March 31, 2013. In addition, the Company also provides services to the DVA pursuant to contractual work orders that run through September 30, 2013 which are not currently the subject of requests for proposals and may in due course be further extended by the DVA, although no assurances can be given that this will occur. The Company’s results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA or suffer a significant diminution in the quantity of services that they procure from the Company.

Cash from operating activities

Net cash provided by operating activities for the six months ended March 31, 2013 was $44,000.  The net cash used in operating activities for the six months ended March 31, 2012 was $884,000.  The improved cash position is due principally to higher collections on higher accounts receivable derived from increased revenue.

Cash from investing activities

Net cash used in investing activities for the six months ended March 31, 2013 and 2012 was $9,000 and $86,000, respectively, with the reduction due to lower capital expenditures in the current year period.

Cash from financing activities

Net cash provided by financing activities for the six months ended March 31, 2013 was $72,000, compared to $809,000 for the prior year period, due to lower borrowing and faster repayments on our revolving line of credit.

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

In May 2012, the Company entered into a further amendment to the Loan Agreement (the “Fifth Amendment”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. The Company’s ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions. The Fifth Amendment provides for an initial sublimit under the maximum loan amount of $3,000,000 (the “Initial Sublimit”) and an adjusted sublimit of $4,000,000 (the “Adjusted Sublimit”). The Initial Sublimit of $3,000,000 will remain in effect until the satisfaction of the following conditions: (i) the repayment of the $500,000 over-advance accommodation agreed to by Lender as of May 9, 2012, (ii) the Company’s demonstration of the need for the increase, (iii) the Company’s continued compliance with the Loan Agreement, and (iv) Lender, in its sole discretion, agrees to increase the Initial Sublimit. In the event that the foregoing conditions are satisfied, the credit available to under the Loan Agreement shall remain subject to the Adjusted Sublimit until the parties receive any required waivers or consents from the holders of the Company’s subordinated Convertible Debentures issued as of July 28, 2011 and Lender, in its sole discretion, agrees to such further increase. In addition, the increased availability under the unbilled accounts facility of the Loan Agreement is subject to the satisfaction of the same conditions that are applicable to Initial Sublimit. Accordingly, until these conditions are satisfied, the current borrowing limits remain in effect.  At March 31, 2013, the amount of unused availability was $38,000. The amount outstanding on the loan facility as of March 31, 2013 was $2,476,000.

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

Payroll Taxes

In prior periods, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. Through the fiscal year ended September 30, 2009, DLH worked with the IRS to resolve these discrepancies and had certain interest and penalty claims abated. DLH also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes it has fully responded to the notices issued.  DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.4 million at March 31, 2013) has been recorded in accounts payable and includes estimated accrued penalties and interest totaling approximately $600,000.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and may incur possible additional penalties through the future date that this obligation is settled. However, it is not currently possible to estimate what, if any, additional amount(s) may be due in the future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2012 or year to date in fiscal 2013. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Loan Payable (1)	$2,524	$2,524	$—	$—
Operating Leases (2)	553	166	271	116
Convertible Debentures	350	350	—	—
Total Obligations	$3,427	$3,040	$271	$116

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1:         LEGAL PROCEEDINGS

As the Company has previously reported, it was advised of a claim by the U.S. Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. The Company is continuing to review the data allegedly supporting the claims with the U.S. Department of Justice and has provided additional data as requested in an effort to determine whether any wage adjustment is required. These claims appear, in part, to be part of the claims previously disclosed by the Company and related to services provided to the Department of Veterans Affairs by DLH. Until the analysis of the data is complete, we cannot finally determine either the merits of the claim or the potential impact on the Company; however, the Company continues to believe it has acted in conformity with its contractual commitments and no wage adjustment is required. The Company also believes it has fully responded to all requests related to this claim.  Nevertheless, there can be no assurance that an adverse decision or settlement would not have a material adverse impact on the Company.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2012 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended September 30, 2012. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

We are currently not in compliance with The Nasdaq Capital Market $1.00 minimum bid price requirement and failure to regain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on The Nasdaq Capital Market under the symbol “DLHC”. If we fail to meet any of the continued listing standards of The Nasdaq Capital Market, our common stock will be delisted from The Nasdaq Capital Market. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price. On May 3, 2013, we received a letter from The Nasdaq Stock Market advising that the company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2). Nasdaq provided us with an initial grace period of 180 calendar days, or until October 30, 2013, to regain compliance by sustaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

If our common stock were to be delisted from The Nasdaq Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board. Such trading will reduce the market liquidity of our common stock. As a result, an investor may find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. Delisting may also impair our ability to raise capital.  If our common stock is delisted from The Nasdaq Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended.

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

101*

The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.

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

Dated: May 14, 2013