Form 10-Q
period 2013-06-30
DLH Holdings Corp.
filed 2013-08-13
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,318,202 shares of Common Stock, par value $.001 per share, were outstanding as of August 12, 2013.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2013

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	(unaudited)
	June 30, 2013	September 30, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,310	$3,089
Accounts receivable, net of allowance for doubtful accounts of $0 as of June 30, 2013 and September 30, 2012 (including unbilled receivables of $9.3 million)	12,510	13,028
Prepaid workers’ compensation	338	516
Other current assets	316	133
Total current assets	16,474	16,766

EQUIPMENT AND IMPROVEMENTS
Furniture and equipment	139	139
Computer equipment	126	126
Computer software	417	408
Leasehold improvements	24	24
	706	697
Less accumulated depreciation and amortization	(524)	(429)
Equipment and improvements, net	182	268

GOODWILL	8,595	8,595

OTHER ASSETS
Deposit for workers compensation insurance	1,030	730
Other assets	25	63
Total other assets	1,055	793

TOTAL ASSETS	$26,306	$26,422

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	(unaudited)
	June 30, 2013	September 30, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loan payable	$2,313	$2,363
Current portion of capital lease obligations	36	51
Convertible debenture, net	310	—
Derivative financial instruments, at fair value	71	—
Accrued payroll	10,791	10,855
Accounts payable	508	655
Accrued expenses and other current liabilities	4,372	4,158
Liabilities from discontinued operation	150	185
Total current liabilities	18,551	18,267

LONG TERM LIABILITIES
Convertible debenture, net	—	202
Derivative financial instruments, at fair value	—	119
Capital lease obligations	—	22
Other long term liability	20	62
Total long term liabilities	20	405

Total liabilities	18,571	18,672

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding
Common stock, $.001 par value; authorized 40,000 shares; issued 9,320 at June 30, 2013 and 9,268 at September 30, 2012, outstanding 9,318 at June 30, 2013 and 9,266 at September 30, 2012	9	9
Additional paid-in capital	75,361	75,207
Accumulated deficit	(67,611)	(67,442)
Treasury stock, 2 shares at cost at June 30, 2013 and September 30, 2012	(24)	(24)
Total shareholders’ equity	7,735	7,750

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,306	$26,422

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Three Months Ended
	June 30,	June 30,
	2013	2012

REVENUES	$13,460	$12,618
DIRECT EXPENSES	11,485	11,028
GROSS PROFIT	1,975	1,590

GENERAL AND ADMINISTRATIVE EXPENSES	1,787	1,942
SEVERANCE	—	236
DEPRECIATION AND AMORTIZATION	30	37

Income (loss) from operations	158	(625)

OTHER INCOME (EXPENSE)
Interest expense, net	(38)	(71)
Amortization of financing costs	(38)	(57)
Change in value of financial instruments	7	186
Other income (expense), net	(21)	(1)
	(90)	57

Income (loss) before income taxes	68	(568)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$68	$(568)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) per share	$0.01	$(0.09)
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	9,318	6,621
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	9,336	6,621

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Nine Months Ended
	June 30,	June 30,
	2013	2012

REVENUES	$39,462	$36,732
DIRECT EXPENSES	33,927	32,277
GROSS PROFIT	5,535	4,455

GENERAL AND ADMINISTRATIVE EXPENSES	5,366	5,531
SEVERANCE	—	236
DEPRECIATION AND AMORTIZATION	95	87

Income (loss) from operations	74	(1,399)

OTHER INCOME (EXPENSE)
Interest expense, net	(131)	(233)
Amortization of financing costs	(144)	(143)
Change in value of financial instruments	48	102
Other income (expense), net	(16)	1
	(243)	(273)

Loss before income taxes	(169)	(1,672)

INCOME TAX EXPENSE	—	—

NET LOSS	$(169)	$(1,672)

NET LOSS PER SHARE - BASIC AND DILUTED
Net loss per share	$(0.02)	$(0.27)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,307	6,254

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	(unaudited)
	For the Nine Months Ended
	June 30,	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(169)	$(1,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization including financing costs	239	230
Change in fair value of derivative financial instruments	(48)	(102)
Non cash equity grants	168	358
Loss on retirement of equipment	—	2
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	518	(1,408)
Other current assets	(6)	(53)
Other assets	(298)	(336)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	5	664
Other long term liabilities	(42)	79
Net cash provided by/(used in) operating activities	367	(2,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(9)	(137)
Net cash (used in) investing activities	(9)	(137)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (payments) on revolving line of credit	(50)	724
Rights offering proceeds	—	4,197
Rights offering expenses	(14)	(184)
Borrowing/(repayments) on capital lease obligations	(38)	41
Proceeds from sale of common stock		3
Cash flows from discontinued operation	(35)	(42)
Net cash (used in)/provided by financing activities	(137)	4,739

Net increase in cash and cash equivalents	221	2,364

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,089	763
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,310	$3,127

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$67	$219
Cash paid during the period for income taxes	$11	$7

The accompanying notes are an integral part of these consolidated financial statements.

DLH, HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

(1) ORGANIZATION AND BUSINESS:

For more than 25 years, DLH Holdings Corp. (together with its subsidiaries, “DLH” or the “Company” and also referred to as “we,” “us” and “our”) has provided professional services through its subsidiaries to the U.S. Government. DLH’s corporate headquarters and its principal executive offices are located in Atlanta, Georgia.   DLH employs approximately 1,100 skilled health care and support personnel, technicians, logisticians, and engineers, at more than 25 locations around the United States. DLH’s operating subsidiary, DLH Solutions, Inc., is organized into three broad integrated business areas: Healthcare Delivery Solutions, Logistics and Technical Services, and Contingency / Staff Augmentation Services. Our government customers, a majority of whom are within the Departments of Defense (“DoD”) and Veterans Affairs (“DVA”), which represent approximately 97% of the Company’s revenue, benefit from our proven leadership processes, technical excellence, industry-leading productivity and affordability enhancement tools, and Lean Six Sigma-based quality improvement processes. The remaining portion of DLH’s business is comprised of customers within other federal agencies, including the Center for Disease Control and Prevention, the Departments of Justice, Agriculture, Interior and the Federal Emergency Management Agency, at locations throughout the United States.  For the fiscal year ended September 30, 2012 and the nine months ended June 30, 2013 approximately 54% of our revenue was derived from the Healthcare Delivery Solutions business unit, approximately 45% of our revenue was derived from the Logistics & Technical Services business unit, and less than 1% of revenue was derived from the Contingency/Staff Augmentation line of service.

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

(2) LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES:

Liquidity

In recent years, the Company has sought to finance its operations and capital expenditures through the sale of equity securities, convertible notes and more recently, through the proceeds from a rights offering. The Company’s immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to its asset-based credit facility with Presidential Financial Corporation. The Company’s operating liabilities are largely predictable and consist of vendor and payroll related obligations. The Company is generating operating cash flow, but it will require incremental working capital to fund the future growth of its business model with expanded business development efforts, and planned capital expenditures to support a larger customer base.

At June 30, 2013, the Company had a net working capital deficit of approximately $2.1 million and an accumulated deficit of approximately $67.6 million. For the nine months ended June 30, 2013, the Company realized operating income of approximately $0.1 million and net loss of approximately $0.2 million.

In May 2012, the Company entered into an amendment to its Loan and Security Agreement (“the Loan Agreement”) with Presidential Financial Corporation (“the Lender”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. However, as described in greater detail in Note 6 below, the Company’s ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3,000,000, subject to eligible accounts receivable.  At June 30, 2013, the amount of unused availability was $35,000. The amount outstanding on the loan facility as of June 30, 2013 was $2,313,000.  The base term of the Loan Agreement ended on July 29, 2013, after which the Agreement will automatically renew annually, unless terminated by either party.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.3 million as of June 30, 2013; (b) the amounts available under its line of credit of $35,000 (which will vary depending upon the amount of eligible assets); (c) forecasted operating cash flow; and (d) prospective effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of the above-referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government. For both the three and nine months ended June 30, 2013, the Company derived approximately 96% of its revenue from various contracts awarded by the DVA, including under a single source Blanket Purchase Agreement awarded in fiscal 2011. The Blanket Purchase Agreement had an original estimated total contract value of approximately $145,000,000, which is attributable to our provision of services over a five year period of performance that is scheduled to expire on October 31, 2016.  The five year term of the agreement includes a base year and four option years.  The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement represented approximately 53% of the Company’s revenues for both the three and nine months ended June 30, 2013. The remainder of the services that the Company provides to the DVA is pursuant to contractual work orders that run through September 30, 2013. The Company is presently awaiting a response from DVA on proposals it timely submitted in July 2013 for renewal of these contracts. Although the Company believes that its extensive experience in this field allows it to be competitively well-positioned to retain this work, no assurances can be given that the Company will be successful in its bid for any one or all of these new contracts. The Company’s results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA or suffer a significant diminution in the quantity of services that they procure from the Company.

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

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At June 30, 2013 and September 30, 2012, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at June 30, 2013 and September 30, 2012.

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

Income Taxes

DLH accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2013 and 2012, the Company recorded a 100% valuation allowance against its net deferred tax assets.

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

Stock-Based Compensation

Compensation costs for service based equity awards are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of June 30, 2013, there is approximately $131,000 of unrecognized compensation expense remaining that is related to non-vested stock based awards to be recognized in future periods.

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

Stock compensation expense totaled $40,000 for all awards for the three month period ended June 30, 2013 and totaled $88,000 for all awards for the three months ended June 30, 2012.

Stock compensation expense totaled $168,000 for all awards for the nine month period ended June 30, 2013, and totaled $297,000 for all awards for the nine months ended June 30, 2012.

On November 21, 2012, the Company granted its chief executive officer options to purchase 250,000 shares of common stock under the Company’s 2006 Long Term Incentive Plan, as amended. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company’s common stock on the effective date of the amendment. The options will vest in full if the closing price of the Company’s Common Stock equals or exceeds the lesser of (i) $4.00 per share or (ii) a per share price equal to 200% of the exercise price, in each case for ten consecutive trading days.  Stock expense recognized for the nine months ending June 30, 2013 totaled approximately $9,000.

Warrants are issued from time-to-time to non-employee third parties in order to induce then to enter in certain transactions with the Company. The Company recognizes non-cash expense related to such activity over the estimated period of performance.

Effective as of November 15, 2012, the Company granted an aggregate of 52,500 shares of restricted stock to its non-executive directors, consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The shares vested immediately and stock expense of $54,000 was recognized in November 2012.  Additionally, at June 30, 2013, there were

52,500 shares of unvested restricted stock outstanding from prior year grants to non-executive directors.  There is $150,000 of unrecognized expense related to these unvested restricted stock awards.

The stock option activity for the nine months ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2012	1,362,500	$1.19	8.6	$140,000
Granted	250,000	$0.95
Cancelled
Exercised	—	—
Options outstanding, June 30, 2013	1,612,500	$1.15	8.2	$60,000

At June 30, 2013, there were 412,500 options outstanding that were vested and exercisable and an additional 1,200,000 options outstanding that vest to the recipients when the market value of the Company’s stock achieves and maintains defined levels.

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

The Company recognized expense for warrants issued to consultants of $3,000 for both the three months ended June 30, 2013 and 2012

The Company recognized expense for warrants issued to consultants of $9,000 for both the nine months ended June 30, 2013 and 2012.

Changes in Shareholders’ Equity

The following are the changes in Shareholders’ Equity for the nine months ended June 30, 2013:

(AMOUNTS IN THOUSANDS)

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
BALANCE, September 31, 2012	9,266	$9	$75,207	$(67,442)	2	$(24)	$7,750
Director restricted stock grants	52		54				54
Warrants issued to consultants			9				9
Expense related to employee stock option grants			105				105
Fees related to rights offering			(14)				(14)
Net loss				(169)			(169)
BALANCE, June 30, 2013	9,318	$9	$75,361	$(67,611)	2	$(24)	$7,735

Fair Value of Financial Instruments

The Company has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at June 30, 2013 and September 30, 2012 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.  In addition, the Company presents certain common stock warrants and embedded conversion features associated with Convertible Debentures and accounts for such derivative financial instruments at fair value (See Note 7).

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

The effects of common stock equivalents of 1,636,346 and 1,686,346 are anti-dilutive for the three and nine months ended June 30, 2013, respectively.  The effects of common stock equivalents of approximately 1,536,346 are anti-dilutive for the three and nine months ended June 30, 2012.

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$68	$(568)	$(169)	$(1,672)
Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	9,318	6,621	9,307	6,254
Effect of dilutive securities:
Stock options and restricted stock	18	—	—	—
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	9,336	6,621	9,307	6,254

Net income (loss) per share - basic	$0.01	$(0.09)	$(0.02)	$(0.27)
Net income (loss) per share - diluted	$0.01	$(0.09)	$(0.02)	$(0.27)

(3)   DISCONTINUED OPERATION:

Non-Recurring Gain or Loss

There were no non-recurring gains or losses from discontinued operations for the three months ended June 30, 2013.

Condensed Financial Information

In previous periods, the Company has accrued expenses related to the shutdown of discontinued businesses. The following chart details liabilities from the discontinued operation (amounts in thousands):

Liabilities	June 30, 2013	September 30, 2012
Accrued expenses and other current liabilities	$150	$185

(4)   COMMITMENTS AND CONTINGENCIES:

Payroll Taxes

From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. Through the fiscal year ended September 30, 2009, DLH worked with the IRS to resolve these discrepancies and had certain interest and penalty claims abated. DLH also received notices from the Social Security Administration claiming variances in wage reporting compared to

IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes it has fully responded to the notices issued.  DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.4 million at June 30, 2013 and $1.3 million at September 30, 2012) has been recorded in accrued expenses and other current liabilities and includes estimated accrued penalties and interest totaling approximately $600,000.

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

(5)    PREPAID WORKERS’ COMPENSATION:

As part of the Company’s discontinued PEO operations, DLH had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to DLH. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, review by the insurer, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience and after giving effect to agreed-upon adjustments, DLH estimates that at June 30, 2013, the remaining prepaid asset of approximately $0.3 million will be received within the next twelve months.

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

Pursuant to a letter agreement dated May 21, 2013, the sublimit for maximum amounts available on unbilled accounts was increased from $500,000 to $750,000.

DLH Solutions’ ability to request loan advances under the Loan Agreement is subject to (i) computation of DLH Solutions’ advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $750,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of DLH Solutions’ cash accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto.

Under the Loan and Security Agreement, interest accrues at the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding.   The interest rate on the Accounts Receivable portion of the loan was 5.2% at both June 30, 2013 and 2012.  The interest rate on the Unbilled Accounts portion was 7.2% at both June 30, 2013 and 2012. At June 30, 2013, based on current eligible accounts receivable, the amount of the unused availability under the line was $35,000. The amount outstanding as of June 30, 2013 was $2,313,000.

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

The Convertible Debentures will mature on October 28, 2013, and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption of such Convertible Debentures. The interest rate at June 30, 2013 was 10%. The Convertible Debentures were initially convertible into shares of the Company’s common stock at an initial conversion price of $1.30 per share, which was in excess of the fair market value of the Company’s common stock at that date. The initial conversion rate is subject to adjustment to account for certain customary events and also includes weighted-average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The Company can also redeem the outstanding Convertible Debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. The Warrants are exercisable for five years at an initial exercise price equal to $1.00. The initial exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain exclusions. In connection with the parties’ entry into the Debenture Purchase Agreement, the Company, DLH Solutions, the Debenture Purchasers and Presidential Financial Corporation entered into subordination agreements concerning the terms of the subordination of the Convertible Debentures to the secured loan facility provided by Presidential Financial Corporation. Under the subordination agreements, the Company may not make payments on the Convertible Debentures unless no “Event of Default” exists under the secured loan facility, both before and as a result of such payments.

As a result of the rights offering in June 2012, the conversion rate of the Convertible Debentures was adjusted from $1.30 to $1.25 and the exercise price of the Warrants was adjusted from $1.00 to $0.96 per share.

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

At June 30, 2013, there were 53,846 warrants outstanding and the principal amount of the Convertible Debentures was convertible into 280,682 shares of common stock under the terms of the conversion feature embedded in the Convertible Debentures. The amount of shares of common stock under the conversion feature embedded in the Convertible Debenture was revalued from 269,230 shares to 280,682 as a result of adjustment to the conversion price due to the rights offering.  Because the warrants and the conversion feature embedded in the Convertible Debenture have a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company’s common stock, they are required under applicable accounting standards to be recorded at fair value as of each reporting period.  At June 30, 2013 and September 30, 2012, the Company evaluated the fair value of the Warrants and the embedded conversion feature of the Convertible Debentures using a binomial valuation model and recorded other income in the amount of $48,000 for the nine months ended June 30, 2013, to reflect the net difference between their carrying values at September 30, 2012 and their fair values as of June 30, 2013 using the closing stock price as of June 30, 2013 for a total value of $71,000.

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

In July 2013, the FASB updated its guidance with respect to the presentation of unrecognized tax benefits. The guidance is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company has consistently reported in compliance with this updated guidance.
(9)   ECONOMIC DEPENDENCY:

A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended June 30, 2013 and 2012, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue.  Within the U.S. Government, our largest customer in the fiscal quarter ended June 30, 2013 continued to be the DVA, accounting for 96% of revenue in each of the fiscal quarters ended June 30, 2013 and 2012, and with whom the Company held over a dozen contracts and/or task orders for logistics, pharmaceutical, and medical services, all subject to the Federal Acquisition Regulations.  Accordingly, DLH remains particularly dependent on the continuation of its relationship with the DVA.

(10) NASDAQ NONCOMPLIANCE:

On May 3, 2013, the Company received a staff deficiency letter from The Nasdaq Stock Market (“Nasdaq”) notifying the Company that for the preceding 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “Listing Rule") and that the Company was not in compliance with the Listing Rule. Nasdaq provided the Company with an initial grace period of 180 calendar days, or until October 30, 2013, to regain compliance by sustaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

(11) SUBSEQUENT EVENTS:

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

Income Taxes

DLH accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2013 and September 30, 2012, the Company recorded a 100% valuation allowance against its net deferred tax assets.

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

Healthcare Delivery Solutions

The Healthcare Delivery Solutions business unit, provides a broad continuum of care for our nation’s servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. Healthcare Delivery Solutions is one of our strategic focus areas for growth and a major business area that DLH Solutions services. As more and more Federal and DoD programs increase their performance-based requirements, DLH Solutions’ workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the marketplace. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumatic brain injury management, medical systems analysis, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies.  For the fiscal year ended September 30, 2012 and the nine months ended June 30, 2013, approximately 54% of our revenue was derived from the Healthcare Delivery Solutions business unit.

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

Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. For the fiscal year ended September 30, 2012 and the nine months ended June 30, 2013, approximately 45% of our revenue was derived from the Logistics & Technical Services business unit.

Contingency/Staff Augmentation

The Contingency/Staff Augmentation business unit provides disaster and emergency response services and civilian workforce augmentation services. General staffing and selective recruitment process outsourcing are key components of this service area.  For the fiscal year ended September 30, 2012 and the nine months ended June 30, 2013, less than 1% of revenue was derived from the Contingency/Staff Augmentation line of service.

Recent Business Trends

We continue to see strong bipartisan support for our addressable areas of the Department of Veterans Affairs, and we continue to not expect significant impacts from sequestration or federal budget cuts to our existing contracts with the Department of Veterans Affairs or the Department of Defense. In addition, we continue to target programs and agencies that we believe are likely to maintain a large addressable long-term market. However, ongoing uncertainty surrounding the budget deficit negotiations and potential sequestration continues to cause delays in funding and contract awards by government program offices.

In addition, the government has continued to adjust the manner in which it purchases goods and services. We have seen a reduced rate of usage of time and materials and sole-source contracts along with a commitment to expand small business set asides. In addition, more scrutiny is being placed on the amount of fee bid on cost reimbursable type contracts. Pricing competition is taking on an increasing role in best value determinations with more detailed pricing oversight. Other considerations include:

•
federal government budget deficits and the growing U.S. national debt increasing pressure on the U.S. government to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions

•
cost cutting and efficiency initiatives, current and future budget reductions, continued implementation of Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, which could cause clients to reduce or delay funding for orders for services

•	shift to greater use of lowest priced technically acceptable contracting award approaches by governmental agencies resulting in greater pressure on margins

•	current and continued uncertainty around the timing, extent and nature of Congressional and other U.S. government action to address budgetary constraints

•
changes in the relative mix of overall U.S. government spending and areas of spending growth, with lower spending on homeland security, intelligence and defense-related programs as overseas operations end, and continued increased spending on cyber-security, advanced analytics, technology integration and healthcare.

Based on the above considerations, from an overall budget perspective it remains likely that government discretionary spending will be constrained for several years to come. Although specific funding priorities are subject to change from year to year, we believe that our strategic business alignment around selected DoD and Veterans healthcare and logistics sustainment services allows us to remain well-placed to address what we consider to be top national priority budget areas (along with cyberspace and intelligence). We particularly benefit from the multi-year budgeting process unique to the Department of Veterans Affairs. As with other companies operating in the Federal government market, the possibility remains, however, that one or more of our targeted programs could be cut back or terminated as a result of the budget deficit negotiations.

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	For the Three Months Ended
	June 30,	June 30,
Condensed Consolidated Statement of Operations:	2013	2012
Revenues	100.0%	100.0%
Direct expenses	85.3%	87.4%
Gross profit	14.7%	12.6%
General and administrative	13.3%	15.4%
Severance	—%	1.9%
Depreciation and amortization expense	0.2%	0.3%
Income (loss) from operations	1.2%	(5.0)%
Other income (expense)	(0.7)%	0.5%
Income (loss) before income taxes	0.5%	(4.5)%
Income tax expense	—%	—%
Net income (loss)	0.5%	(4.5)%

	For the Nine Months Ended
	June 30,	June 30,
Condensed Consolidated Statement of Operations:	2013	2012
Revenues	100.0%	100.0%
Direct expenses	86.0%	87.9%
Gross profit	14.0%	12.1%
General and administrative	13.6%	15.1%
Severance	—%	0.6%
Depreciation and amortization expense	0.2%	0.2%
Income (loss) from operations	0.2%	(3.8)%
Other income (expense)	(0.6)%	(0.7)%
Loss before income taxes	(0.4)%	(4.5)%
Income tax expense	—%	—%
Net loss	(0.4)%	(4.5)%

Revenues

Revenues for the three months ended June 30, 2013 and 2012 were $13.5 million and $12.6 million, respectively, which represents an increase of $0.9 million or 6.7%, despite extended government delays in major awards. The increase in revenue is due primarily to expansion on current programs.

Revenues for the nine months ended June 30, 2013 and 2012 were $39.5 million and $36.7 million respectively, which represents an increase of $2.8 million or 7.4% over the prior fiscal period.  The increase in revenue is due primarily to expansion on current programs as well as having the full nine month impact of new business awards received during the prior year period.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), direct material, subcontracts, and other direct costs. Direct expenses for the three months ended June 30, 2013 and 2012 were $11.5 million and $11.0 million, respectively, which represent an increase of $0.5 million or 4.1% on higher revenue. As a percentage of revenue, direct expenses for the 2013 and 2012 periods were 85.3% and 87.4%, respectively, with the improvement attributable to favorable contract performance and cost management.

Direct expenses for the nine months ended June 30, 2013 and 2012 were $33.9 million and $32.3 million, respectively, which represents an increase of $1.6 million or 5.1% consistent with increased revenue.   As a percentage of revenue, direct expenses for the nine months ended June 30, 2013 and 2012 were 86.0% and 87.9%, respectively, with the improvement attributable to favorable contract performance and cost management.

Gross Profit

Gross profit for the three months ended June 30, 2013 and 2012 was $2.0 million and $1.6 million, respectively, which represents an increase of $0.4 million or 24.2%. As a percentage of revenue, gross profit was 14.7% and 12.6%, for the three months ended June 30, 2013 and 2012, respectively. The gross profit rate benefited from improved contract performance and cost management.

Gross profit for the nine months ended June 30, 2013 and 2012 was $5.5 million and $4.5 million, respectively, which represents an increase of $1.0 million or 24.2% over the prior fiscal year period. As a percentage of revenue, gross profit was 14.0% and 12.1% for the nine months ended June 30, 2013 and 2012, respectively. The gross profit rate benefited from improved contract performance and cost management.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development.

G&A expenses for the three months ended June 30, 2013 and 2012 were $1.8 million and $1.9 million, respectively, a decrease of $0.1 million or 8.0%.  As a percent of revenue, G&A expenses were 13.3% and 15.4% for the three months ended June 30, 2013 and 2012, respectively. This improvement was due to resource consolidation and cost reduction initiatives to allow greater leverage of administrative resources as revenue grew.

G&A expenses for the nine months ended June 30, 2013 and 2012 were $5.4 million and $5.5 million respectively, a decrease of $0.1 million or 3.0%.  As a percent of revenue, G&A expenses were 13.6% and 15.1% for the nine months ended June 30, 2013 and 2012, respectively. This improvement was due to resource consolidation and cost reduction initiatives to allow greater leverage of administrative resources as revenue grew.

Severance
Severance expense was approximately $0 and $236,000 for the three and nine months ended June 30, 2013 and 2012, respectively.
Depreciation and Amortization

Depreciation and amortization expense was approximately $30,000 and $37,000 for the three months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization expense was approximately $95,000 and $87,000 for the nine months ended June 30, 2013 and 2012, respectively.

Income (Loss) from Operations

Income from operations for the three months ended June 30, 2013 was approximately $158,000 as compared to loss from operations for the three months ended June 30, 2012 of approximately $625,000.  The improvement in income from operations results from improved gross margin and decreased general and administrative expenses described above.

Income from operations for nine months ended June 30, 2013 was approximately $74,000 as compared to loss from operations for the nine months ended June 30, 2012 of approximately $1,399,000.   The improvement in income from operations results from the same factors as discussed for the three month period ended June 30, 2013.

Other Income (Expense)

Other income (expense), net was $(90,000) for the three months ended June 30, 2013 as compared to $57,000 for the three months ended June 30, 2012. The increase in other expense of approximately $148,000 is primarily to a change in fair value ascribed to the derivative financial instruments associated with our warrants and convertible debentures.

Other income (expense), net was $(243,000) and $(273,000) for the nine months ended June 30, 2013 and 2012, respectively.  The decrease in other expense of approximately $30,000 was due primarily to decreased utilization of the credit facility.

Income Tax

The Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize a benefit from its deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the three and nine months ended June 30, 2013 and 2012, the Company recognized no tax expense.

Net Income (Loss)

Net income for the three months ended June 30, 2013 was $68,000, or $0.01 per basic and diluted share, as compared to loss from continuing operations of ($568,000) or ($0.09) per basic and diluted share for the three months ended June 30, 2012. This improvement is due to increased gross profit and constraints on spending as described in the preceding paragraphs.

Net loss for the nine months ended June 30, 2013 was ($0.17 million), or ($0.02) per basic and diluted share, as compared to net loss of ($1.67 million), or ($0.27) per basic and diluted share for the nine months ended June 30, 2012.  This improvement is due to increased gross profit, constraints on spending, and reduced other expenses as described in the preceding paragraphs.

Other Data

Earnings (Loss) Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the three months ended June 30, 2013 was $228,000 as compared to ($498,000) for the three months ended June 30, 2012, due principally to the increased gross profit and reduced expenses described above.

Earnings (Loss) Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the nine months ended June 30, 2013 was $337,000 as compared to ($1,003,000) for the nine months ended June 30, 2012, due principally to the increased gross profit and reduced expenses described above.

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

	For the three months ended June 30,		For the nine months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$68	$(568)	$(169)	$(1,672)
(i) Interest and other expenses (net)	90	(57)	243	273
(ii) Provision for taxes	—	—	—	—
(iii) Amortization and depreciation	30	37	95	87
(iv) G&A expenses —equity grants	40	90	168	309
EBITDA adjusted for other non-cash charges	$228	$(498)	$337	$(1,003)

Potential Contractual Billing Adjustments

DLH has accrued revenue and costs associated with certain government contracts covered by the Service Contract Act. These adjustments are due to changes in the contracted wage determination rates for certain employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers whom the Administrator of the Wage and Hour Division of the U.S. Department of Labor (“DOL”) has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits determined to be prevailing in these localities. An audit by the DOL in fiscal 2008 at one of the facilities revealed that notification, as required by contract, was not provided to DLH Solutions in order to effectuate the wage increases in a timely manner. Wages for employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, DLH recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At June 30, 2013, the amount of the remaining accounts receivable with the DVA approximates $9.3 million.

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

Liquidity and Capital Resources; Commitments

Liquidity

In recent years, the Company has sought to finance its operations and capital expenditures through the sale of equity securities, convertible notes and more recently, through the proceeds from a rights offering. The Company’s immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to its asset-based credit facility with Presidential Financial Corporation. The Company’s operating liabilities are largely predictable and consist of vendor and payroll related obligations. The Company is generating operating cash flow, but it will require incremental working capital to fund the future growth of its business model with expanded business development efforts, and planned capital expenditures to support a larger customer base.

At June 30, 2013, the Company had a net working capital deficit of approximately $2.1 million and an accumulated deficit of approximately $67.6 million. For the three months ended June 30, 2013, the Company reported income from operations of $158,000 and generated net income of approximately $67,000.

In May 2012, the Company entered into an amendment to the Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. However, as described in greater detail in Note 6 in the accompanying consolidated financial statements, the Company’s ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable.  At June 30, 2013, the amount of unused availability was $35,000. The amount outstanding on the loan facility as of June 30, 2013 was $2,313,000.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.3 million as of June 30, 2013; (b) the amounts available under its line of credit of $35,000 (which will vary depending upon the amount of eligible assets); (c) forecasted operating cash flow; and (d) prospective effects of cost reduction programs and initiatives should be sufficient to support the Company’s operations for twelve months from the date of these financial statements. However, should any of the above-referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company’s ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government. For both the three and six months ended June 30, 2013, the Company derived approximately 96% of its revenue from various contracts awarded by the DVA, including under a single source Blanket Purchase Agreement awarded in fiscal 2011. The Blanket Purchase Agreement had an original estimated total contract value of approximately $145,000,000, which is attributable to our provision of services over a five year period of performance that is scheduled to expire on October 31, 2016.  The five year term of the agreement includes a base year and four option years.  The agreement is subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. This agreement represented approximately 53% of the Company’s revenues for both the three and nine months ended June 30, 2013. The remainder of the services that the Company provides to the DVA is pursuant to contractual work orders that run through September 30, 2013. The Company is presently awaiting a response from DVA on proposals it timely submitted in July 2013 for renewal of these contracts. Although the Company believes that its extensive experience in this field allows it to be competitively well-positioned to retain this work, no assurances can be given that the Company will be successful in its bid for any one or all of these new contracts. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA or suffer a significant diminution in the quantity of services that they procure from the Company.

Cash from operating activities

Net cash provided by operating activities for the nine months ended June 30, 2013 was $367,000.  The net cash used in operating activities for the nine months ended June 30, 2012 was $2,238,000.  The improved cash position is due principally to improved results of operations and stronger collections on higher accounts receivable derived from increased revenue.

Cash from investing activities

Net cash used in investing activities for the nine months ended June 30, 2013 and 2012 was $9,000 and $137,000, respectively, with the reduction due to lower capital expenditures in the current year period.

Cash from financing activities

Net cash used in financing activities for the nine months ended June 30, 2013 was $137,000. Net cash provided by financing activities for the nine months ended June 30, 2012 was $4,739,000, which was generated primarily from the June 2012 rights offering and borrowing on our line of credit.

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year secured loan facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. The February 2011 amendment also extended the base term of the Loan Agreement by 12 months, to July 29, 2013, after which the Agreement will automatically renew annually, unless terminated by either party.

In May 2012, the Company entered into a further amendment to the Loan Agreement (the “Fifth Amendment”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. The Company’s ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions. The Fifth Amendment provides for an initial sublimit under the maximum loan amount of $3,000,000 (the “Initial Sublimit”) and an adjusted sublimit of $4,000,000 (the “Adjusted Sublimit”). The Initial Sublimit of $3,000,000 will remain in effect until the satisfaction of the following conditions: (i) the repayment of the $500,000 over-advance accommodation agreed to by Lender as of May 9, 2012, (ii) the Company’s demonstration of the need for the increase, (iii) the Company’s continued compliance with the Loan Agreement, and (iv) Lender, in its sole discretion, agrees to increase the Initial Sublimit. In the event that the foregoing conditions are satisfied, the credit available to under the Loan Agreement shall remain subject to the Adjusted Sublimit until the parties receive any required waivers or consents from the holders of the Company’s subordinated Convertible Debentures issued as of July 28, 2011 and Lender, in its sole discretion, agrees to such further increase. In addition, the increased availability under the unbilled accounts facility of the Loan Agreement is subject to the satisfaction of the same conditions that are applicable to Initial Sublimit. Accordingly, until these conditions are satisfied, the current borrowing limits remain in effect, except that in May 2013, the sublimit for the maximum amounts available on unbilled accounts was increased from $500,000 to $750,000.  At June 30, 2013, the amount of unused availability was $35,000. The amount outstanding on the loan facility as of June 30, 2013 was $2,313,000.

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

Payroll Taxes

In prior periods, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. Through the fiscal year ended September 30, 2009, DLH worked with the IRS to resolve these discrepancies and had certain interest and penalty claims abated. DLH also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes it has fully responded to the notices issued.  DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.4 million at June 30, 2013) has been recorded in accrued expenses and other current liabilities and includes estimated accrued penalties and interest totaling approximately $600,000.

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

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Loan Payable (1)	$2,349	$2,349	$—	$—
Operating Leases	512	167	250	95
Convertible Debentures	350	350	—	—
Total Obligations	$3,211	$2,866	$250	$95

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2012 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and in our subsequently filed Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2012 and March 31, 2013.

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

101*
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
X
 _____________________________________________

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

Dated: August 13, 2013