Form 10-K
period 2013-09-30
DLH Holdings Corp.
filed 2013-12-10
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (March 31, 2013): $3,578,462.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: On November 30, 2013, there were 9,605,073 shares outstanding of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2013.

PART I

ITEM 1.    BUSINESS
GENERAL
Company Profile
For more than 25 years, DLH Holdings Corp. (together with its subsidiaries, “DLH” or the “Company” and also referred to as “we,” “us” and “our”) through its subsidiaries has provided professional services to the U.S. Government. Headquartered in Atlanta, Georgia, DLH employs approximately 1,100 skilled technicians, logisticians, engineers, health care and support personnel at more than 25 locations around the United States. DLH’s operating subsidiary, DLH Solutions, Inc., is organized into three broad integrated business areas: Healthcare Delivery Solutions, Logistics & Technical Services, and Contingency / Staff Augmentation Services. Our government customers, a majority of whom are within the Departments of Defense (“DoD”) and Veterans Affairs (“DVA”), benefit from proven leadership processes, technical excellence, industry-leading productivity and affordability enhancement tools, and Lean Six Sigma-based quality improvement processes. The remaining portion of DLH’s business is comprised of customers within other federal agencies, including the Center for Disease Control and Prevention, the Departments of Justice, Agriculture, Interior and the Federal Emergency Management Agency, at locations throughout the United States.
Corporate History
DLH Holdings Corp. was originally incorporated in New Jersey in 1969 as a payroll staffing company. In early 2010 the Company made the strategic decision to build around its government services entity, DLH Solutions, Inc. This transformation began with the divestiture of its commercial business and replacement of the CEO and CFO of the Company with executives with skills and experience more closely aligned with the Company’s new direction. The Company is now completely focused on government services both as a prime contractor as well as a partner with other government contractors. The Company’s other wholly-owned subsidiaries are not actively operating.
Strategic Development
The Company is aligned into three strategic operating units: Healthcare Delivery Solutions, Logistics & Technical Services, and Contingency/Staff Augmentation. This structure enables us to leverage our core competencies and drive towards profitable growth within our target markets.  We intend to strategically enhance the Company's value through sustainable, profitable growth leveraging our core competencies and performance track record within current customers and adjacent markets.

We continue to target programs and agencies that we believe are likely to maintain a large addressable long-term market. As discussed in greater detail below, from an overall budget perspective, it remains likely that government discretionary spending will be constrained for several years to come. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Business Trends”. Although specific funding priorities are subject to change from year to year, we believe that our strategic business alignment around selected military and veteran’s healthcare, health IT, and logistics sustainment services allows us to remain well-placed to expand within what we consider to be top national priority programs and budget areas.
There are several key aspects of the markets in which we compete and the manner in which we are positioned within them, which we believe enhance our enterprise value. These features include, but are not limited to:
1. High barriers for entry for selected Healthcare and Logistics programs
2. High percentage of large employee base possesses special credentials and licenses
3. Presently, over 90% of revenue is derived from DLH prime contracts; not dependent upon small business contracts
4. Turnaround reflected by positive adjusted EBITDA and growth trajectory
5. Targeted expansion is in critical national priority markets (Healthcare and Health IT) with federal budget stability
6. Strong portfolio of IDIQ contracts over recent two years creating large bidding opportunities
The Company operates primarily through prime contracts awarded through full and open competition by the government. The Company has a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. The majority of our contracts are fixed-price type contracts that were awarded on a best-value basis. As such, the Company has developed and continues to leverage a suite of solution offerings geared toward enhancing performance and productivity while reducing costs to its US government clients. With a competitive voluntary turnover rate, the Company continues to demonstrate that it values and effectively supports its workforce. In addition, we have implemented a Quarterly Performance Review program which provides effective oversight to ensure that we meet or exceed safety, technical, quality, schedule, cost and customer satisfaction objectives on our projects. We also utilize various components of Lean Six Sigma and other management techniques to achieve continuous improvement.
Due to our strategic rebuilding and rebranding over the past three years, and enhanced value delivered to our customers under our continuous improvement programs described above, the Company continued to expand and strengthen its business base during fiscal 2013. With substantial competitive contract wins, DLH ended fiscal 2013 with a contract backlog of approximately four and a half times annual revenue. In September 2013, DLH was awarded seven contracts to provide logistics services to the Department of Veterans Affairs Consolidated Mail Outpatient Pharmacy (CMOP) program. Performance commenced on November 1, 2013. The maximum value of the award for the expected five year term, comprised of a base year and four one year options, is estimated at $133 million. As the successful bidder for all seven contracts, DLH secured its contract base for the six incumbent regions it has previously supported and with its recent new contract win DLH has become the exclusive provider of these mission critical services to the Veterans Health Administration. We believe that this portfolio of 5 year contracts, in tandem with the 3 annual option years remaining under the CMOP Healthcare Professionals contract, provides DLH with a solid foundation and a high level of stability to support its ongoing operations, growth trajectory, and enhanced shareholder value.
Further representative examples of our strengthening business base included: In April 2013, the Company was part of a winning team selected to provide support to the Navy's SPAWAR Systems Center Atlantic as part of its Pillars Business and Force Support (BFS) portfolio Indefinite Delivery/Indefinite Quantity (ID/IQ) contract. In May of 2013, the Company received additional task orders with the Department of Interior under its GSA Logistics Worldwide (LOGWORLD) contract to provide technical services to conduct research, develop and maintain databases, and provide analytic support for field projects in Illinois, Indiana, Michigan, and Wisconsin. In August 2013, DLH was awarded a task order via the Air Force Medical Commodity Council (AFMCC) Medical Support Services (MSS) contract to provide medical personnel at the Vance Air Force Base (AFB) Clinic, enabling us to expand our healthcare capabilities further within the U.S. Air Force. Under the terms of this contract, DLH will provide multiple medical personnel performing work at the Vance AFB on-site clinic. Work commenced in August and will continue for one year with two option years. Also in August, the Company was part of a team which was awarded a Blanket Purchase Agreement (BPA) in support of the Centers for Disease Control and Prevention (CDC) Office of Public Health Preparedness and Response (OPHPR). Under the terms of the BPA, DLH will have the opportunity to compete on task orders to provide professional and technical services to all OPHPR divisions and offices to assist the CDC with its role in strengthening the nation's health security.
Major Lines of Business
Healthcare Delivery Solutions
Healthcare Delivery Solutions (HDS) is one of our strategic focus areas for expansion into Health IT and solutions offerings. The Healthcare Delivery Solutions business unit leverages a unique integration of performance measurement methodologies and tools to deliver enhanced value and productivity to its clients. HDS provides a broad continuum of care for our nation’s servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians, engineers, and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology to deliver these services.

For over a decade, DLH has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. As more and more Federal and DoD programs increase their performance-based requirements, our integrated service offerings and workforce profile of medical talent and credentials (as described above) become increasingly valuable to our customers. Professional services that our customers are looking to outsource include: case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumatic brain injury management, medical devices and systems analysis, biomedical engineering, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies.  For the fiscal year ended September 30, 2013, approximately 54% of our revenue was derived from the Healthcare Delivery Solutions business unit.
Logistics & Technical Services

The Logistics & Technical Services business unit draws heavily upon our proven logistics expertise and processes. DLH resources possess expertise covering a wide range of logistics, readiness, and project engineering. The experience of DLH Solutions’ project personnel is diverse from operational unit level to major systems and program office experience. Our core competencies include supply chain management, performance-based logistics, distribution center and inventory management, statistical process control, packaging/handling/storage & transportation, configuration management, readiness planning and supply support operations. In addition, we provide program and project management, systems engineering and applicable information technology services, reliability-maintainability-availability engineering, integrated logistics support (including operational systems), readiness assessments, training, equipment maintenance, hazardous material management, facilities and shipyard support services and more. DLH Solutions also provides professional staff to the federal government specializing in logistics, office administration, IT, and facilities/warehouse management.

Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. For the fiscal year ended September 30, 2013, approximately 45% of our revenue was derived from the Logistics & Technical Services business unit.
Contingency/Staff Augmentation
The Contingency/Staff Augmentation business unit provides disaster and emergency response, humanitarian assistance, and temporary services for civilian workforce augmentation. General staffing and selective recruitment process outsourcing are key components of this service area.  CSA leverages previous high-rated responsiveness and services provided to FEMA and the Army Corps of Engineers in support of national emergencies. For the fiscal year ended September 30, 2013, less than 1% of revenue was derived from the Contingency/Staff Augmentation line of service.
Intellectual Property
We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. Because our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets adequate protection to ensure their continuing availability.
Customers
Our primary customers are agencies of the U.S. Government. Total revenue from all agencies of the U.S. Government accounted, either directly or indirectly, for 100% of our total revenue during the 2013 fiscal year. Our largest service line is healthcare, which accounted for approximately 54% of revenue in fiscal 2013 and 2012. Within the U.S. Government, our largest customer in fiscal 2013 and 2012 continued to be the DVA with whom the Company held over a dozen unique contracts and/or task orders for logistics, pharmaceutical, and other medical services. The DVA's mission is one of service to the 27 million veterans who have served our country. To accomplish this mission, the DVA provides various products and services to veterans by working closely with various industry partners. These products and services include medical care, benefits, and social programs for the veteran community throughout the country. DLH believes that our services to the DVA are connected to the core mission of that Agency.
As discussed in Note 11 to the accompanying consolidated financial statements, a substantial percentage of the Company's revenues are derived from contracts with the DVA. In September 2013, DLH was awarded seven task orders to provide logistics services to the Department of Veterans Affairs Consolidated Mail Outpatient Pharmacy (CMOP). The maximum value of the award for the expected five year term, comprised of a base year and four one year options, is estimated at $133 million. Work under the contract began November 1, 2013. During fiscal 2011 the Company was awarded contracts with an estimated value of up to $145 million for pharmaceutical and other medical services during a period of up to five years which will both retain and expand its business with the DVA. Work under this contract began November 1, 2011. Accordingly, DLH Solutions remains particularly dependent on the continuation of its relationship with the DVA. See Risk Factors in Part I, Item 1A.
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
We currently hold multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. Our federal supply schedule contract for professional and allied healthcare services is in effect through June 2017. Our logistics worldwide services contract is in effect through November 2017.
Backlog
At September 30, 2013, the total backlog was approximately $240 million. Total backlog as of September 30, 2012 was approximately $153 million. Backlog represents total estimated contract value of predominantly multi-year government contracts, based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. Backlog value is based upon contract commitments, management judgment and assumptions about the volume of services, availability of customer funding and other factors. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At September 30, 2013, our funded backlog was $19 million and our unfunded backlog was $221 million. The value of multi-client, competitive ID/IQ awards is included in backlog computation only when a task order is awarded. A number of U.S. Government programs with which we are associated are multi-year programs, and as such a substantial portion of our backlog is expected to be filled subsequent to fiscal 2014. No assurances can be given that existing contracts will result in earned revenue in any future period, or at all.
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
As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government's procurement policies (such as greater emphasis on competitive procurement), governmental appropriations, and availability of funds. A reduction in expenditures by the U.S. Government for the services that we provide, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts or subcontracts awarded to us or the incurrence of substantial contract cost overruns could materially adversely affect our business. The U.S. Government contract bid process is subject to the U.S. Federal Acquisition Regulations and is complex and sometimes lengthy. Once a bid is won and a contract awarded, there still is the possibility of a bid protest or numerous delays in implementation. All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed and settlement of expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. In addition, government contracts are subject to audits at various points in the contracting process and our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors.
Employee Relations
As of September 30, 2013, the Company employed over 1,100 employees performing in 25 states throughout the U.S. The Company believes it maintains good relations with its employees. As of this date, the Company has no employees covered by a collective bargaining agreement.
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
In the Federal and Defense logistics and technical services sector, we compete and partner with major tier I companies such as Lockheed Martin, Raytheon Company, BAE Systems, SAIC, General Dynamics, Northrop Grumman, and L-3 Communications Corporation. Other companies in our space include Honeywell, CACI, Computer Sciences Corp., Mantech, URS, DynCorp International, Deloitte and many others. We compete and partner with many of these same companies and a range of others in the healthcare delivery and healthcare information technology market, including both large and small businesses.
DLH competes with these companies by leveraging our differentiating suite of tools and uniquely integrating people and processes resulting in highly competitive proposals and a solid track record of past performance. We compete for awards through a full and open competition on a "best-value basis". The Company draws heavily from its consistent high quality past performance ratings, proven and evolving technical differentiators, key personnel credentials and growing market recognition to team and compete favorably. Further, the Company believes that our track record, knowledge and processes with respect to government contract bidding processes represent a competitive advantage.
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
The Company maintains a Loan and Security Agreement with Presidential Financial Corporation, which renewed during the fiscal year ended September 30, 2013 until July 29, 2014. Following that date, the agreement automatically renews upon each anniversary date, unless either party provides written notice of intent to not renew 60 days in advance of the anniversary date. The financial institution has the ability to terminate the Company's line of credit immediately upon the occurrence of a defined event of default, including among others, a material adverse change in the Company's circumstances or if the financial institution deems itself to be insecure in the ability of the Company to repay its obligations or, as to the sufficiency of the collateral. At present, the Company has not experienced, and the financial institution has not declared, an event of default.
In May 2012, we amended the Loan and Security Agreement with Presidential Financial pursuant to which it agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. However, as described in greater detail in Note 5 below, the Company's ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions, and presently, the maximum availability under this loan facility is $3,000,000; subject to eligible accounts receivable. Accordingly, until these conditions are satisfied, the current borrowing limits remain in effect, except that in May 2013, the sublimit for the maximum amounts available on unbilled accounts was increased from $500,000 to $750,000.
Corporate
Our principal executive offices are located at 1776 Peachtree Street NW, Suite 300S, Atlanta, Georgia 30309. Our telephone number is 866-952-1647 and our website is www.dlhcorp.com. References herein to our website are provided purely as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website.
Executive Officers

Our executive officers are:

Name	Age	Positions
Zachary C. Parker	56	President, Chief Executive Officer and Director
Kathryn M. JohnBull	54	Chief Financial Officer
John F. Armstrong	64	Executive Vice President—Corporate Development
Kevin Wilson	48	President, DLH Solutions, Inc.
        Zachary C. Parker became Chief Executive Officer and President of DLH Holdings Corp. in February 2010. He has over 25 years of experience with the government services market, including DoD, holding several senior and executive management positions in addition to business development posts. His tenure includes approximately 19 years with Northrop Grumman, 7 years with GE Government Services (now Lockheed Martin), and 3 and 2 years with VSE Corporation and VT Group, respectively. Prior to joining DLH, Mr. Parker held executive positions, including President and previously Executive Vice President for Business Development, within VT Group , from March 2008 to February 2010. His executive development includes the GE Crotonville Executive Development Program, Darden Executive Leadership Program, Northrop Grumman Action Leadership Program, Wharton Earned Value Management, California Institute of Technology Strategic Marketing Program, and is Lean Six Sigma Green Belt certified among other professional and technical certifications. Mr. Parker is active in both professional and community associations including the Governmental Affairs Committee and the Veteran Affairs Task Force of the Washington DC-based Professional Services Council and has served as industry co-chair of the Government/Industry Partnership Executive council. He is an advisory board member of Hero Health Hire (a non-profit entity). He has also served as board member on joint venture companies in the government services business. Mr. Parker earned his bachelor's degree from California State University, Northridge (with honors) specializing in Human Factors Engineering and has completed post-graduate studies.
        Kathryn M. JohnBull was named Chief Financial Officer on June 25, 2012. She has over 25 years of experience within the government services market, principally with publicly-traded companies who experienced substantial organic and acquisitive growth. From January 2008 to June 2012, Ms. JohnBull was a senior financial executive with QinetiQ North America, serving in both corporate and operating group roles, including as Senior Vice President—Finance for its overall operations. From August 2002 to December 2007, Ms. JohnBull served as Operations Segment Chief Financial Officer for MAXIMUS, Inc, a publicly-traded provider of business process outsourcing, consulting and systems solutions. Prior industry positions, with emphasis on tax and treasury, were with BDM International, Inc. and United Defense. Ms. JohnBull is a certified public accountant and from 1985 to 1988 was with Arthur Andersen & Company as a tax manager and staff. Ms. JohnBull received a Bachelor of Business Administration, summa cum laude, from the University of Tulsa.
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
Available Information
We file registration statements, periodic and current reports, proxy statements, and other materials with the Securities and Exchange Commission (SEC). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including our filings. We make our public filings with the SEC, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits and amendments to these reports available free of charge on our website, http://www.dlhcorp.com, as soon as reasonably practicable after we file such material with the SEC. We also make available on our website reports filed by our executive officers and directors on Forms 3, 4 and 5 regarding their ownership of our securities. These materials are available in the "Investor Relations" portion of our website, under the link "SEC Filings." We also use our website to make generally available important information about our company. Important information, including press releases, presentation and financial information regarding our company, is routinely posted on and accessible on the Investor Relations subpage of our website, which is accessible by clicking on the tab labeled "Investor Relations" on our website home page. Therefore, investors should look to the "Investor Relations" subpage of our web site for important information. Information contained on our website is not part of this Annual Report on Form 10-K or any other filings we make with the SEC.
ITEM 1A.    RISK FACTORS
        As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2013, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Safe Harbor Statement
Certain statements contained herein constitute "forward-looking statements" within the meaning of the 1995 Reform Act. DLH desires to avail itself of certain "safe harbor" provisions of the 1995 Reform Act and is therefore including this special note to enable it to do so. Forward-looking statements included in this Annual Report on Form 10-K for fiscal year ended September 30, 2013 involve known and unknown risks, uncertainties, and other factors which could cause DLH's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward- looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the risks identified below.
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
Presently, the Company derives all of its revenue from agencies of the Federal government. For the year ended September 30, 2013, the Company derived approximately 96% of its revenue from various contracts awarded by the DVA. Among these contracts, in fiscal 2011 DLH was awarded a single source Blanket Purchase Agreement to provide services under our Healthcare business segment. The Blanket Purchase Agreement had an original estimated total contract value of approximately $145 million, which is attributable to our provision of services over a five year period of performance that is scheduled to expire on October 31, 2016.  The five year term of the agreement includes a base year and four option years.  This agreement represented approximately 53% of the Company’s revenues for the year ended September 30, 2013. In September 2013, DLH was awarded seven task orders to provide logistics services to the Department of Veterans Affairs Consolidated Mail Outpatient Pharmacy (CMOP). The maximum value of the award for the expected five year term, comprised of a base year and four one year options, is estimated at $133 million. Of the seven task orders awarded, six represented successful bids for incumbent regions that the company supported under task orders through November 30, 2013. For the year ended September 30, 2013, 42% of the Company's revenues was derived from services provided to the six incumbent regions. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA.

Because we derive all of our revenue from contracts with the federal government, the success and development of our business will continue to depend on our successful participation in federal government contract programs. However, the funding of our customers pursuant to continuing resolutions and the ongoing debate surrounding the proposed federal budget for fiscal 2014 including questions pertaining to the duration and scope of sequestration, create continued budgetary uncertainty for our federal customers, which may result in reduced awards, postponements in procurement of services and delays in collection of payments, which may affect our results of operations. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance. Further delays in the adoption of a full fiscal year budget or continuing resolution may materially and adversely impact our results of operations and financial condition.

Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with which we do business may be decreased or our projects with them may not be sufficiently funded. In the event the budgets or budgetary priorities of the U.S. Government entities with which we do business, particularly the DVA, are decreased or underfunded, our consolidated revenues and results of operations could be materially and adversely affected. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in federal government contracting policies could cause federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Given the strong bipartisan support for the Department of Veterans Affairs, we do not expect significant impact from budget negotiations or sequestration to our existing DVA contracts. However, programs we have, or are pursuing, could be materially reduced, extended, or terminated as a result of the ongoing budgetary uncertainty and. there can be no assurances that our revenue will not be impacted by evolving budget priorities.

We may experience fluctuations in our revenues and operating results and any failure to increase our revenues and keep our expenses consistent with revenues could prevent us from achieving and maintaining profitability.

Our quarterly revenue and operating results may fluctuate significantly and unpredictably in the future. As discussed in greater detail above, if the federal government does not adopt, or delays adoption of, a budget, or fails to pass a continuing resolution, federal agencies may be forced to suspend our contracts and delay the award of new and follow-on contracts and orders due to a lack of funding. We incurred a net loss of approximately $(0.16) million for the fiscal year ended September 30, 2013 and had an accumulated deficit of approximately $(67.6) million at such date. Our business is under economic pressures due to Federal government procurement delays, substantial Federal budget uncertainty, an economy still attempting to fully recover from a significant recession, and other challenging industry dynamics. However, we have expended, and will continue to be required to expend, substantial funds to enhance our marketing efforts and to otherwise operate our business. Although we continue to manage our expenses, we may need to generate higher revenues to continue increasing profitability and cannot assure you that we will be profitable in any particular future period. Our prospects should be considered in light of the difficulties we are facing, including the current economic climate and the overall competitive environment in which we operate. Revenue levels achieved from our customers, the mix of solutions that we offer and our ability to reduce and manage our operating expenses will affect our financial results.
Our capital requirements are significant and we may need to raise additional capital to supplement our revenues derived from operations.
Our working capital requirements have been and will continue to be significant. Based on our business plan and current working capital position, we presently believe that we have sufficient liquidity resources, including those expected to be generated by forecasted operations and from timely collection of unbilled receivables from the DVA as well as those expected to be available under our credit facility, to fund our operations for the next twelve months. However, it may be necessary for us to raise additional capital to accelerate growth, fund operations and to meet our obligations in the future. To meet our financing requirements, we may seek to raise funds through equity, debt or equity-based financings (such as convertible debt) or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. We currently have no firm agreements with any third-parties for such transactions and no assurances can be given that we will be successful in raising sufficient capital from any proposed financings, or that additional financing, if at all available, can be obtained on acceptable terms to us. If we are unable to obtain additional capital when required, or on acceptable terms, we may need to reduce expenses and operations and you may lose your investment in our Company. Our future capital requirements will depend on, and could increase substantially as a result of, many factors, including:

•	our need to utilize a significant amount of cash to support operations and to make incremental investments in our organization;

•	our ability to maintain operating profitability;

•	our ability to achieve timely collection of unbilled accounts receivable from the DVA;

•	the success of our sales and marketing efforts; and

•	changes in economic, regulatory or competitive conditions.
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
Many of our contracts and task orders with the federal government are awarded through a competitive bidding process, which is complex and sometimes lengthy. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. If a bid is won and a contract awarded, there still is the possibility of a bid protest or numerous delays in implementation. Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work. It can take many months to resolve protests by one or more of our competitors of contract awards we receive. The resulting delay in the start up and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated, and there can be no assurance that such protest process or implementation delays will not have a material adverse effect on our financial condition or results of operations in the future. This competitive bidding process presents a number of risks, including the following:

•	we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win, and to defend those bids through any protest process

•	we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and

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
Furthermore, the federal government may change its procurement practices, adopt new contracting rules and regulations or contracting methods, or change the basis upon which it reimburses us. In any such instance, these changes could impair our ability to obtain new awards, adversely impact our profit margins, or impose administrative difficulties, any of which could adversely impact our operating results.
Our business may suffer if we or our employees are unable to obtain the security clearances or other qualifications we and they need to perform services for our clients.

Many federal government contracts require us to have security clearances and employ personnel with specified levels of education, work experience and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees lose or are unable to obtain necessary security clearances, we may not be able to win new business and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which could cause our results to differ materially and adversely from those anticipated.
Our failure to comply with complex Federal procurement laws and regulations or to achieve satisfactory government audit results could cause us to lose business, incur additional costs, and subject us to a variety of penalties.
We must comply with complex laws and regulations relating to the formation, administration, and performance of federal government contracts. These laws and regulations create compliance risk and affect how we do business with our federal agency clients, and may impose added costs on our business. Further, our performance on and invoices submitted on our U.S. Government contracts and our compliance with applicable laws and regulations are subject to audit by the government and the scope of any such audits could span multiple fiscal years. We cannot assure you that any such inquiry or investigation will not have a material adverse effect on our results of operations, cash flows, and financial condition.
If a government review or investigation uncovers illegal activities or activities not in compliance with a particular contract's terms or conditions, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with federal government agencies. The government may in the future reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. A failure to comply with applicable laws and regulations or applicable contract terms could result in contract termination, price or fee reductions, civil, criminal and administrative penalties, or suspension or debarment from contracting with the federal government, each of which could lead to a material reduction in our revenues, cash flows and operating results. Further, as the reputation and relationships that we have established and currently maintain with government personnel and agencies are important to our ability to maintain existing business and secure new business, damage to our reputation or relationships could have a material adverse effect on our revenue and operating results.
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
U.S. Government contracts may be terminated at will and we may not receive the full amounts authorized under the contracts included in our backlog, which could reduce our revenue in future periods below the levels anticipated.
Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. Further, the U.S. Government may modify, curtail or terminate its contracts and subcontracts for convenience and to the extent that a contract award contemplates one or more option years, the Government may decline to exercise such option periods. Due to our dependence on these programs, the modification, curtailment or termination of our major programs or contracts may have a material adverse effect on our results of operations and financial condition. Our backlog consists of funded backlog, which is based on amounts actually committed by a client for payment for goods and services, and unfunded backlog, which is based upon management's estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated. The maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. Although many of our Federal government contracts contemplate performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. As a result, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Nevertheless, we may estimate our share of the contract values, including values based on the assumed exercise of options relating to these contracts, in calculating the amount of our backlog. Because we may not receive the full amount we expect under a contract, our estimate of our backlog may be inaccurate and we may generate results that differ materially and adversely from those anticipated.
Failure to maintain strong relationships with other contractors could materially and adversely affect our revenue.
We intend to derive substantial revenue from contracts in which we act as a subcontractor or from teaming arrangements, in which we and other contractors bid on particular contracts or programs. As a subcontractor or teammate, we will often lack control over fulfillment of a contract, and poor performance on the contract could impact our customer relationship, even if we perform as required. We expect to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could differ materially and adversely from those anticipated if any such prime contractor or teammate chose to offer directly to the client services of the type that we provide or if they team with other companies to provide those services.
Loss of our GSA schedule contracts or other contracting vehicles could impair our ability to win new business and perform under existing contracts.
We currently hold multiple GSA schedule contracts, including a federal supply schedule contract for professional and allied healthcare services and the logistics worldwide services contract. Our professional and allied healthcare services schedule is in effect through June 2017. Our logistics worldwide schedule is in effect to November 2017. If we were to lose one or more of these contracts or other contracting vehicles, we could lose a significant revenue source and our operating results and financial condition would be materially and adversely affected.
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
We are exposed to legal proceedings, investigations and disputes. As previously reported, in fiscal year 2012, we were advised of a claim by the U.S. Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. The Company is continuing to review the data allegedly supporting the claims with the U.S. Department of Justice in an effort to determine whether any wage adjustment is required. These claims appear, in part, to be part of the claims previously disclosed by DLH and related to services provided to the Department of Veterans Affairs by DLH. See "Potential Contractual Billing Adjustments" in the Management Discussion and Analysis, below. Until the analysis of the data is complete, we cannot finally determine either the merits of the claim or the potential impact on us. However, we continue to believe that we have acted in conformity with our contractual commitments and no wage adjustment is required. Nevertheless, there can be no assurance that an adverse decision or settlement would not have a material adverse impact on us.
In addition, in the ordinary course of our business we may become involved in legal disputes regarding personal injury or employee disputes. While we provision for these types of incidents through commercial party insurance carriers, we often defray these types of cost through higher deductibles. Any unfavorable legal ruling against us could result in substantial monetary damages by losing our deductible portion of carried insurance. We maintain insurance coverage as part of our overall legal and risk management strategy to lower our potential liabilities. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations, cash flows and financial condition, including our profits, revenues and liquidity.
We are dependent upon certain of our management personnel and do not maintain "key personnel" life insurance on our executive officers.
Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2013, our CEO, CFO, Executive Vice President of Business Development and the President of DLH Solutions are under employment contracts. However, we do not maintain "key person" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.
We may not be fully covered by the insurance we procure and our business could be adversely impacted if we were not able to renew all of our insurance plans.
       Although we carry multiple lines of liability insurance (including coverage for medical malpractice and workers' compensation), they may not be sufficient to cover the total cost of any judgments, settlements or costs relating to any present or future claims, suits or complaints. If we are unable to secure renewal of our insurance contracts or the renewal of such contracts with favorable rates and with competitive benefits, our business could be adversely affected. In addition, sufficient insurance may not be available to us in the future on satisfactory terms or at all. Our placement of employees increases our potential liability for negligence and professional malpractice and such liabilities may not become immediately apparent. Also, any increase in our costs of insurance will impact our profitability to the extent that we cannot offset these increases into our costs of services. If the insurance we carry is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, our business, financial condition, results of operations and liquidity could be materially adversely affected.
Our financial condition may be affected by increases in employee healthcare claims and insurance premiums, unemployment taxes and workers' compensation claims and insurance rates.
Our current workers' compensation and medical plans are partially self-funded insurance programs. The Company currently pays base premiums plus actual losses incurred, not to exceed certain individual and aggregate stop-loss limits. In addition, health insurance premiums, state unemployment taxes and workers' compensation rates for the Company are in large part determined by our claims experience. These categories of expenditure comprise a significant portion of our direct costs. If we experience a large increase in claim activity, our direct expenditures, health insurance premiums, unemployment taxes or workers' compensation rates may increase. Although we employ internal and external risk management procedures in an attempt to manage our claims incidence and estimate claims expenses and structure our benefit contracts to provide as much cost stability as reasonably possible given the self-funded nature of our plans, we may not be able to prevent increases in claim activity, accurately estimate our claims expenses or pass the cost of such increases on to our clients. Since our ability to incorporate such increases into our fees to our clients is constrained by contractual arrangements with our clients, a delay could occur before such increases could be reflected in our fees, which may reduce our profit margin. As a result, such increases could have a material adverse effect on our financial condition, results of operations and liquidity.
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
We are highly dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations match employee resources and client assignments and track regulatory credentialing. They also perform payroll, billing and accounts receivable functions. While we have multiple back up plans for these types of contingencies, our information systems are vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which in turn could impact our financial viability, due to the increased cost associated with performing these functions manually.
Potential tax liabilities may adversely affect our financial condition.
The Company has received notices from the Internal Revenue Service ("IRS") claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. The Company has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, the Company operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through the different entities, therefore leading to the notices. To date, the Company has worked with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. The Company believes the notices from the Social Security Administration are directly related to the IRS notices received. The Company believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. No payments have been made by the Company in fiscal year 2013 or 2012, but as disclosed in Note 7 to the Financial Statements, a liability of $1.4 million is recorded at September 30, 2013. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company's intention is that it will, in due course, seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company's future cash flows and liquidity could therefore be materially affected by this matter.
We have a substantial amount of goodwill on our balance sheet. Future write-offs of goodwill may have the effect of decreasing our earnings or increasing our losses.
We have previously obtained growth through acquisitions of other companies and businesses. Under existing accounting standards, we are required to periodically review goodwill assets for possible impairment. In the event that we are required to write down the value of any assets under these pronouncements, it may materially and adversely affect our earnings. See the more detailed discussion appearing as part of our Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 herein. As of September 30, 2013, we had $8.6 million of goodwill, which represents the excess of the total purchase price of our acquisition over the fair value of the net assets acquired. As permitted, we do not amortize goodwill deemed to have an indefinite useful life. Impairment, for goodwill deemed to have an indefinite life, exists if the net book value of the goodwill asset equals or exceeds its fair value. As permitted, we performed a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2013. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations. Although it does not affect our cash flow, an impairment charge to earnings has the effect of decreasing our earnings or increasing our losses, as the case may be. If we are required to record goodwill impairment charges, our stock price could also be adversely affected.
We have a significant amount of net operating loss carry forwards which we may not be able to utilize in certain circumstances.
At September 30, 2013, we had net operating losses, or NOLs, of approximately $41.5 million and $29.5 million for U.S. and state tax return purposes, respectively, and unutilized tax credits of approximately $1.1 million. Under Section 382 of the Internal Revenue Code, following an "ownership change," special limitations apply to the use by a "loss corporation" of its: (i) NOL carry forwards arising before the ownership change; and (ii) net unrealized built-in losses (if such losses existed immediately before the ownership change and exceed a statutory threshold amount) recognized during the five years following the ownership change. As a result of previous business combinations and changes in ownership, there is a substantial amount of U.S. NOLs that are subject to annual limitations on utilization. Our U.S. NOLs begin to expire in 2021 and continue to expire through 2033. These net operating losses are offset by valuation allowances of $(16.0) million as of September 30, 2013.
Risks Relating To Our Revolving Credit Line
Our credit facility is secured by a lien on substantially all of our assets and if we are unable to make the scheduled principal and interest payments on the facility or maintain compliance with other debt covenants, we may default on the facility.
On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the "Loan Agreement") with Presidential Financial Corporation (the "Lender") under which the Lender agreed to provide a two (2) year secured loan facility to DLH Solutions in an aggregate amount of up to $1.5 million, which has subsequently been amended on multiple occasions to increase the available line of credit to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement to $1,000,000, subject, in both cases, the satisfaction of certain conditions, and presently the current borrowing limits remain in effect. Details of the revolving credit line are disclosed in Part III - Management’s Discussion and Analysis and in Notes 5 and 7 to the consolidated audited financial statements included in this Annual Report on Form 10-K. The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company's ability to engage in certain transactions. Among other matters, under the loan agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender agreed to eliminate the tangible net worth covenant as part of the Fifth Amendment. Either party may terminate the Loan Agreement at any time upon 60 days written notice and the Loan Agreement provides for customary events of default following which the Lender may, at its option, immediately terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company's circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral.
The Company has concurrently executed a Corporate Guaranty Agreement with Lender pursuant to which it has guaranteed all of the obligations of DLH Solutions under the Loan Agreement.
Availability of funds under the Presidential Financial line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of DLH Solutions are required to execute "Acknowledgments of Assignment." There can be no assurance that every DLH Solutions government account will execute the documentation to effectuate the assignment and secure availability. The failure of government customers to sign the required documentation could result in a decrease in availability under the existing line of credit.
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
We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Future potential lenders may prohibit us from paying dividends without its prior consent. Therefore, holders of our common stock may not receive any dividends on their investment in us. Earnings, if any, may be retained and used to finance the development and expansion of our business.
The exercise of our outstanding options and warrants, or conversion of our outstanding debentures may depress our stock price and dilute your ownership of the company.
As of September 30, 2013, the following options and warrants were outstanding:

•
Stock options to purchase 1,612,500 shares of common stock at exercise prices ranging from $0.56 to $1.88 per share, not all of which are immediately exercisable. The weighted average exercise price of the outstanding stock options is $1.15 per share. These stock options were issued for the benefit of employees, non-employee consultants, and non-executive directors.

•	Warrants to purchase 53,846 shares of common stock with a weighted average exercise price of $0.96 per share.
In addition, July 2011, we sold an aggregate amount of $350,000 of convertible debentures to entities affiliated with Wynnefield Capital, Inc. (the "Purchasers") pursuant to a standby commitment (the "Commitment").The convertible debentures matured on the 27-month anniversary of issuance and interest applied at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption. The convertible debentures were converted into shares of the Company's common stock at an initial conversion price of $1.30 per share, which was adjusted to $1.25 following the rights offering in accordance with the weighted-average anti-dilution provision. The conversion rate was also subject to adjustment to account for certain customary events. As more fully described in Note 13 of the financial statements, at maturity $210,000 of these debentures were converted to 168,000 shares of common stock and further, the Purchasers exercised all of their warrants contemporaneously with the conversion of the debenture. The resale of these shares of common stock may place downward pressure on the trading price of our common stock.
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
Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval
As of September 30, 2013, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 54% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 45% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2.    PROPERTIES
Operations and Facilities
DLH's corporate headquarters are located to 1776 Peachtree Street, NW, Suite 300S, in Atlanta, Georgia. The Company also has leased office space in Loganville, Georgia. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2013, DLH's total lease expense for continuing operations was approximately $184,000.
The following is summary information on DLH's facilities as of September 30, 2013:

Location	Approximate Square Feet	Expiration Date

Corporate Headquarters	3,925	7/31/2017
1776 Peachtree Street, Suite 300S
Atlanta, GA 30309

DLH Solutions, Inc.
3525 Highway 81 South	6,200	5/31/2015
Loganville, GA 30052
ITEM 3.    LEGAL PROCEEDINGS
As previously reported, in fiscal 2012 we were advised of a claim by the U.S. Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. The Company is continuing to review the data allegedly supporting the claims with the U.S. Department of Justice in an effort to determine whether any wage adjustment is required. These claims appear, in part, to be part of the claims previously disclosed by DLH and related to services provided to the Department of Veterans Affairs by DLH. See "Risk Factors" in Part I and "Potential Contractual Billing Adjustments" in the Management Discussion and Analysis. Until the analysis of the data is complete, we cannot finally determine either the merits of the claim or the potential impact on DLH; however, DLH continues to believe that it has acted in conformity with its contractual commitments and no wage adjustment is required. The Company also believes it has fully responded to all requests related to this claim.  Nevertheless, there can be no assurance that an adverse decision or settlement would not have a material adverse impact on DLH.As a commercial enterprise and employer, the Company is subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters, other commercial disputes arising in the course of its business, and inquiries and investigations by governmental agencies regarding our employment practices or other matters. Other than as reported elsewhere in this report, the Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Principal Market
Our common stock is currently traded on The Nasdaq Capital Market under the symbol "DLHC".
Market Information
The ranges of high and low sales prices for the Company's common stock for the periods indicated below are:
Common Stock

FISCAL YEAR 2013	LOW	HIGH
1st Quarter	$0.54	$1.21
2nd Quarter	$0.65	$1.45
3rd Quarter	$0.69	$0.97
4th Quarter	$0.56	$1.65

FISCAL YEAR 2012	LOW	HIGH
1st Quarter	$1.32	$2.92
2nd Quarter	$0.83	$2.22
3rd Quarter	$1.16	$2.04
4th Quarter	$0.72	$1.49
The above quotations reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On September 30, 2013, the Company's common stock had a closing price of $1.28 per share.
Dividends
The Company has not declared any cash dividends on its common stock since inception and has no present intention of paying any cash dividends on its common stock in the foreseeable future.
Approximate Number of Equity Security Holders
As of September 30, 2013, there were 9,318,202 shares of common stock outstanding held of record by 233 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees. As of November 18, 2013, the Company believes it has approximately 1,528 beneficial owners of its common stock.
Sales of Unregistered Securities

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.
Securities Authorized for Issuance under Equity Compensation Plans
DLH presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2013. All grants of equity securities made to executive officers and directors, including those to the Chief Executive Officer are presently made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information(*)
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
2006 Long Term Incentive Plan	1,612,500		$1.19	777,347
Equity Compensation Plans Not Approved by Stockholders	20,000	(1)	$2.28	—
_______________________________________________________________________________

(1)	Consists of warrants to purchase common stock issued to a consultant.
Registrant Repurchases of Securities
The following table provides certain information with respect to our purchases of shares of DLH Holding Corp.’s common stock during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2013	—	$—	—	$—
August 2013	—	—	—	—
September 2013	—	—	—	350,000
Fiscal year ended September 30, 2013	—	$—	—	$350,000

(1)
On September 18, 2013, we announced that our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to $350,000 of shares of our common stock through open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, privately negotiated transactions, or other means. Through November 30, 2013, the Company repurchased an aggregate of 14,975 shares of its common stock pursuant to a trading plan entered into by the Company in September 2013 in accordance with Rules 10b5-1 and 10b-18. The average price for all shares repurchased under the program to date was $1.19 per share.

ITEM 6.    SELECTED FINANCIAL DATA
We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking and Cautionary Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the 1995 Reform Act, Section 27A of the Securities Act and Section 21E of the Exchange Act. DLH desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable DLH to do so. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause DLH’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this report: our ability to secure contract awards, including the ability to secure renewals of contracts under which we currently provide services; our ability to enter into contracts with United States Government facilities and agencies on terms attractive to us and to secure orders related to those contracts; changes in the timing of orders for and our placement of professionals and administrative staff; the overall level of demand for the services we provide; the variation in pricing of the contracts under which we place professionals; our ability to manage growth effectively; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives, such as the implementation of spending cuts (sequestration) under the Budget Control Act of 2011); economic, business and political conditions domestically (including the impact of uncertainty regarding U.S. debt limits and actions taken related thereto); government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government audits and reviews; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; the loss of key officers, and management personnel; the competitive environment for our services; the effect of recognition by us of an impairment to goodwill and intangible assets; other tax and regulatory issues and developments;  the effect of adjustments by us to accruals for self-insured retentions; our ability to obtain any needed financing; our ability to attract and retain sales and operational personnel; and the effect of other events and important factors disclosed previously and from time to time in DLH’s filings with the U.S. Securities and Exchange Commission. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" above in this Annual Report on Form 10-K and in the Company's other periodic reports filed with the SEC. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such statements should not be regarded as a representation by the company or any other person that the objectives and plans of the Company will be achieved. The forward-looking statements contained in this Annual Report in Form 10-K are made as of the date hereof and may become outdated over time. We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.
Critical Accounting Policies and Estimates
DLH believes the accounting policies below represent its critical accounting policies due to the significance or estimation process involved in each. See Note 2 of DLH's 2013 Consolidated Financial Statements contained in this Annual Report on Form 10-K as well as "Critical Accounting Policies" contained therein for a detailed discussion on the application of these and other accounting policies.
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

Revenue Recognition
DLH’s revenue is derived from professional and other specialized service offerings to US Government agencies through a variety of contracts, some of which are fixed-price in nature and/or sourced through Federal Supply Schedules administered by the General Services Administration (“GSA”) at fixed unit rates or hourly arrangements. We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. The recognition of revenue from fixed rates is based upon objective criteria that generally do not require significant estimates that may change over time. DLH recognizes and records revenue on government contracts when it is realized, or realizable, and earned. DLH considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured.

Revenues related to retroactive billings in 2008 from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectibility was reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, were accrued to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.
During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At September 30, 2013 and September 30, 2012, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2013 and September 30, 2012. Although the timing cannot be guaranteed, at present the Company expects to bill and collect such amounts during fiscal 2014, based on current discussions with the DVA and collection efforts. As described in greater detail in Note 7 to the Consolidated Financial Statements, DLH has accrued the revenue and costs associated with certain government contracts covered by the Service Contract Act. These adjustments were due to changes in the contracted wage determination rates for certain employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers which the Administrator of the Wage and Hour Division of the U.S. Department of Labor ("DOL") has determined to be prevailing in a given locality. An audit by the DOL in 2008 at one of the facilities revealed that notification, as required by contract, was not provided to DLH Solutions in order to effectuate the wage increases in a timely manner. Wages for contract employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly.
In April 2012, the Company received formal contract modifications from the DVA concerning the retroactive billing matter. The contract modifications from the DVA incorporate relevant wage determinations covering largely 2006 and 2007 applying to the Company's historical contracts with DVA during those periods. These government modifications initiate the procedures whereby the Company may invoice the DVA in accordance with the modified wage determinations and subsequently make timely retroactive payments to employees (active and inactive) covering work performed at the certain locations. The Company expects to follow the same process implemented as directed by and in conjunction with the Department of Labor and the DVA when similar wage determination-related contract modifications were made to cover other sites (also for the periods of 2006 and 2007) in 2008.
During fiscal year 2013, the Company continued to support the Government's review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. As such, there may be additional revenues recognized in future periods once the final approval for such additional amounts is obtained. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts we may receive will be the amount specified above.
Goodwill
In accordance with applicable accounting standards, DLH reviews its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. At September 30, 2013, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2013. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations.

As described in greater detail in Note 2 and Note 11 to the Consolidated Financial Statements, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods' results of operations. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations.
Prepaid Workers' Compensation
As part of the Company's discontinued PEO operations, DLH had a workers' compensation program with Zurich American Insurance Company ("Zurich") which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to DLH. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich's and managers' overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party's study of claims experience and after giving effect to agreed-upon adjustments, DLH estimates that at September 30, 2013, the remaining prepaid asset of approximately $0.4 million will be received within the next twelve months. This amount is reflected on DLH's balance sheet as of September 30, 2013 as a current asset.
Workers' Compensation Insurance
From November 17, 2003 through April 14, 2009, inclusive, DLH's workers' compensation insurance program was provided by Zurich. This program covered DLH's temporary, contract and corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and is subject to a policy year-end audit. Effective April 15, 2009, DLH entered into a partially self-funded workers' compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010 which has been renewed through April 14, 2014. The Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate.
As of September 30, 2013 and 2012, the adequacy of the workers' compensation reserves (including those periods' amounts that are offset against the trust fund balances in prepaid assets) was determined, in management's opinion, to be reasonable. In determining our reserves, we rely in part upon information regarding loss data received from our workers' compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown; therefore, actual results may vary from current estimates. DLH will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in DLH's prepayments and adjust the related reserves as deemed appropriate.
Fair Value
DLH has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable and accrued expenses. DLH estimates that the fair value of these financial instruments at September 30, 2013 and 2012 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets. However, because the Company presents certain common stock warrants and embedded conversion features (associated with Convertible Debentures—See Note 5) and accounts for such derivative financial instruments at fair value, such derivatives are materially impacted by the market value of the Company's stock and therefore subject to a high degree of volatility. The payment of the entire $350,000 principal amount of the Convertible Debentures is contractually due in the fiscal year ending September 30, 2014. As further discussed in Note 13, the convertible debentures were fully satisfied at maturity on October 28, 2013.
Income Taxes
DLH accounts for income taxes in accordance with the "liability" method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2013 and 2012, the Company did not record a tax benefit for NOLs and other deferred tax assets. (See Note 4 to Consolidated Financial Statements contained in this Annual Report on Form 10-K).

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
Allowance for Doubtful Accounts
Accounts receivable are unsecured and carried at fair value, which is net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined based on a specific identification methodology. Generally an account receivable is deemed uncollectible based upon the aging of the receivable and/or specific identification. Interest is not typically charged on past due accounts and the specific identification method takes into account the Company's assessment of the default risk based upon recent events in the customer's business, economic status and changes in credit status. With respect to receivables owed by agencies of the U.S. Government, the Company believes that the risk of loss on these accounts is minimal (See Note 11 to Consolidated Financial Statements).
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
Healthcare Delivery Solutions
The Healthcare Delivery Solutions business unit provides a broad continuum of care for our nation's servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. Healthcare Delivery Solutions is one of our strategic focus areas for growth and a major business area that DLH Solutions services. As more and more Federal and DoD programs increase their performance-based requirements, DLH Solutions' workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumatic brain injury management, medical systems analysis, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies. In fiscal 2013, approximately 54% of our revenue was derived from the Healthcare Delivery Solutions business unit.

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
Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. In fiscal 2013, approximately 45% of our revenue was derived from the Logistics & Technical Services business unit.
Contingency/Staff Augmentation
The Contingency/Staff Augmentation business unit provides disaster and emergency response services and civilian workforce augmentation services. General staffing and selective recruitment process outsourcing are key components of this service area. Less than 1% of fiscal 2013 revenue was derived from the Contingency/Staff Augmentation line of service.
Recent Business Trends
The overall Federal government market today is best characterized as "uncertain". This uncertainty has caused both the market and some of our prospective competitors to revisit their strategies with regard to this space. Headlines have been dominated by sequestration, deficit reduction, budget cuts, the debt ceiling, and the like. Nonetheless, DLH continues to see strong bipartisan and Pentagon support for our strategic addressable markets within the DoD and Department of Veterans Affairs. We do not expect significant impacts from sequestration or federal budget cuts to our existing contracts with the Department of Veterans Affairs or the Department of Defense. In addition, we continue to target programs and agencies that we believe are likely to maintain a large addressable long-term market. From an overall budget perspective, it remains likely that government discretionary spending will be constrained for several years to come. Although specific funding priorities are subject to change from year to year, we believe that our strategic business alignment around selected Military and Veterans Healthcare & health IT and logistics sustainment services allows us to remain well-placed to expand within what we consider to be top national priority programs and budget areas.

As with other companies operating in the Federal government market, the possibility remains that one or more of our targeted programs could be cut back or terminated as a result of the budget deficit negotiations. Among the marketplace factors that could impact our future results are:

•
federal government budget deficits and the growing U.S. national debt increasing pressure on the U.S. government to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;

•
cost cutting and efficiency initiatives, current and future budget reductions, continued implementation of Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, which could cause clients to reduce or delay funding for orders for services;

•	shift to greater use of lowest priced technically acceptable contracting award approaches by governmental agencies resulting in greater pressure on margins;

•	current and continued uncertainty around the timing, extent and nature of Congressional and other U.S. government action to address budgetary constraints; and

•
changes in the relative mix of overall U.S. government spending and areas of spending growth, with lower spending on homeland security, intelligence and defense-related programs as overseas operations end, and continued increased spending on cyber-security, advanced analytics, technology integration and healthcare.

Results of Operations
Fiscal Year 2013 as Compared to Fiscal Year 2012
The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Fiscal year ended
	September 30, 2013	September 30, 2012
Condensed Consolidated Statement of Operations:
Revenues	100.0%	100.0%
Direct expenses	86.0%	88.6%
Gross profit	14.0%	11.4%
General and administrative	13.3%	15.0%
Severance	—%	0.5%
Depreciation and amortization expense	0.2%	0.2%
Income (loss) from operations	0.5%	(4.3)%
Other income (expense)	(0.8)%	0.3%
Loss from continuing operations before tax	(0.3)%	(4.0)%
Income tax expense	—%	—%
Net loss	(0.3)%	(4.0)%
Revenues
Revenues from DLH's continuing operations for the fiscal years ended September 30, 2013 and 2012 were $53.5 million and $49.2 million, respectively, which represents an increase of $4.3 million or 8.8% over the prior fiscal year. The increase in operating revenues is due primarily to expansion in current programs and the full year impact of new business awards during the prior year.
Direct Expenses
Direct expenses are generally comprised of direct labor (including benefits), subcontracts, and other direct costs. Direct expenses from continuing operations for the fiscal years ended September 30, 2013 and 2012 were $46.0 million and $43.6 million, respectively, which represent an increase for fiscal 2013 of $2.4 million or 5.5% over the prior fiscal year. This increase is primarily a result of increased direct labor and related expenses attributable to the increase in revenue. As a percentage of revenue, direct expenses were 86.0% and 88.6% for the fiscal years ended September 30, 2013 and 2012, respectively, a reduction of 2.6% . The favorable year over year decrease in direct expense as a percentage of revenue is primarily a result of improved contract performance.
Gross Profit
Gross profit for the fiscal years ended September 30, 2013 and 2012 was $7.5 million and $5.6 million, respectively, which represents a favorable increase of $1.9 million or 34.0% over the prior fiscal year. Gross profit from continuing operations, as a percentage of revenue, was 14.0% and 11.4% for the fiscal years ended September 30, 2013 and 2012, respectively. Our fiscal 2013 gross profit benefited from increased revenue and improved contract performance.
General and Administrative Expenses
General and administrative ("G&A") primarily relates to functions such as corporate and functional management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses, including severance, for the fiscal years ended September 30, 2013 and 2012 were $7.1 million and $7.6 million, respectively, representing a favorable reduction of $0.5 million in fiscal 2013. As a percentage of revenue, G&A expenses, including severance, were 13.3% and 15.5% for fiscal years ended September 30, 2013 and 2012, respectively. This represents a favorable reduction of 2.2% and reflects greater leverage of administrative resources as revenues grew.
Reduction of G&A costs in 2013 reflects the Company having continued to successfully seek elimination of overhead costs deemed to be non-essential to growth or infrastructure in order to permit reinvestment in areas considered important to support the strategic direction of the company. The Company has also continued its cost savings and reallocation initiatives, which have resulted in reduced headcount in non-revenue generating departments and within SG&A costs, with significantly increased emphasis on building a strong and sustainable pipeline of new business opportunities.
Depreciation and Amortization
Depreciation and amortization expense on tangible assets was approximately $0.1 million for both of the fiscal years ended September 30, 2013 and 2012.
Income (loss) from Operations
Income from operations for the fiscal year ended September 30, 2013 was $0.2 million as compared to loss from operations for the fiscal year ended September 30, 2012 of $2.2 million. This represents an improvement of $2.4 million in results from operations for fiscal 2013. This improvement is primarily due to increased revenue, improved contract performance, and stringent G&A cost control measures.
Other Income (Expense)
Total other income (expense) was $(0.4) million expense for the fiscal year ended September 30, 2013 as compared to other income of $0.1 million for the fiscal year ended September 30, 2012. Interest expense, net, for the fiscal years ended September 30, 2013 and 2012 was approximately $(0.2) million and $(0.3) million, respectively, as the Company reduced borrowing on our line of credit. Other income (expense), net, for the fiscal years ended September 30, 2013 and 2012 was $(0.02) million and $0.5 million, respectively, with fiscal year 2012 other revenue principally derived from the non-recurring gain on the settlement of the Note Payable (see Note 5 to the Consolidated Financial Statements).
Income Tax
The Company provided a 100% deferred Federal tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize the full benefit of the deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the fiscal years ended September 30, 2013 and 2012, the Company recognized no Federal tax expense.
Loss Before Income Taxes
Loss for the fiscal year ended September 30, 2013 was $0.2 million or $0.02 per basic and per diluted share, as compared to a loss of $2.0 million, or $0.29 per basic and diluted share, for the fiscal year ended September 30, 2012. The improvement is due to the same factors discussed above pertaining to our income from operations for fiscal 2013.
Net Loss
Net loss for the fiscal year ended September 30, 2013 was $0.2 million, or $0.02 per basic and diluted share, as compared to net loss of $2.0 million, or $0.29 per basic and diluted share, for the fiscal year ended September 30, 2012. This improvement of $1.8 million year over year is attributable to the aforementioned increased revenue, improved contract performance, and stringent G&A cost control measures.
Other Data
Earnings (Loss) Before Interest Tax Depreciation and Amortization ("EBITDA") adjusted for other non-cash charges ("Adjusted EBITDA"(1)) for the year ended September 30, 2013 was $0.6 million as compared to ($1.7) million for the year ended September 30, 2012.
(1)We present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. We define Adjusted EBITDA as net loss plus (i) interest and other expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses—equity grants. This non-GAAP measure of our performance is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company's Board utilize this non-GAAP measure to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections and measure management performance. We believe that this non-GAAP measure is useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance. By providing this non-GAAP measure, as a supplement to GAAP information, we believe we are enhancing investors' understanding of our business and our results of operations. This non-GAAP financial measure is limited in its usefulness and should be considered in addition to, and not in lieu of, US GAAP financial measures. Further, this non-GAAP measure may be unique to the Company, as it may be different from the definition of non-GAAP measures used by other companies. A reconciliation of Adjusted EBITDA with net loss is as follows:

	For the Year Ended September 30,
	2013	2012
Net loss	$(159)	$(2,026)
(i) Interest and other expenses (net)	407	(125)
(ii) Provision for taxes	—	—
(iii) Amortization and depreciation	121	121
(iv) G&A expenses—equity grants	206	352
EBITDA adjusted for other non-cash charges	$575	$(1,678)
Liquidity and Capital Resources; Commitments
In recent years, the Company has sought to finance its operations and capital expenditures through the sale of equity securities, convertible notes and more recently, through the receipt of approximately $4.2 million in proceeds from a rights offering. The Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to its asset-based credit facility with Presidential Financial Corporation. As described in greater detail below, presently, this credit facility provides us with access of up $3,000,000, with the ability for it to increase to $6,000,000, subject to certain conditions. The Company's operating liabilities are largely predictable and consist of vendor and payroll related obligations. The Company's operations require substantial working capital to fund the future growth of its business model with expanded business development efforts, and planned capital expenditures to support a larger customer base.
For the year ended September 30, 2013, the Company generated operating income of $0.2 million and incurred a net loss of approximately $0.2 million. At September 30, 2013, the Company had $3.4 million in available cash and cash equivalents, $1.8 million net cash flow provided by operating activities, $0.89 million loan available on its line of credit, and $0.95 million loan payable on the same line of credit. The Company anticipates that it will continue to rely on operating cash flow and periodic funding, to the extent available from its line of credit, to sustain the operations of the Company. At September 30, 2013, the Company had a net working capital deficit of approximately $2.0 million and an accumulated deficit of approximately $67.6 million.
Management believes, at present, that: (a) cash and cash equivalents of approximately $3.4 million as of September 30, 2013; (b) the amounts available under its line of credit (which is limited to the amount of eligible assets); (c) forecasted operating cash flow; and (d) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company's ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.
Subsequent to the end of the fiscal year ended September 30, 2013, $350,000 of outstanding convertible debentures held by affiliates of Wynnefield Capital, Inc. became due and upon maturity, the principal amount of $210,000 of convertible debentures was converted into 168,000 shares of common stock and the principal amount of $140,000 on the remaining debenture was repaid in full.
Cash from operating activities
Net cash provided by operating activities for the year ended September 30, 2013 was $1.8 million as compared to net cash used in operating activities of $2.8 million for fiscal year ended September 30, 2012. The $4.6 million increase in cash provided by operating activities is principally due to collections on accounts receivable and improvement in profitability in fiscal 2013.
Cash from investing activities
Net cash used in investing activities in 2013 and fiscal 2012 were $9 thousand and $68 thousand, respectively, principally due to capital expenditures.
Cash from financing activities

Net cash used in financing activities for the year ended September 30, 2013 was $1.5 million as compared to $5.2 million provided by financing activities for the fiscal year ended September 30, 2012. The decrease of $6.7 million in fiscal 2013 was due principally to fiscal 2012 including $3.9 million net proceeds from the rights offering. Additionally, payments on the Company's borrowing facility with Presidential Financial Corporation increased by $3.0 million in fiscal 2013.
Loan Facility
On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the "Loan Agreement") with Presidential Financial Corporation (the "Lender"). Under the Loan Agreement, the Lender agreed to provide a two (2) year secured loan facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. The February 2011 amendment also extended the initial term of the Loan Agreement by 12 months, to July 29, 2013, which will automatically renew annually unless terminated by either party.
In May 2012, the Company entered into a further amendment to the Loan Agreement (the "Fifth Amendment") pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. The Company's ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions. The Fifth Amendment provides for an initial sublimit under the maximum loan amount of $3,000,000 (the "Initial Sublimit") and an adjusted sublimit of $4,000,000 (the "Adjusted Sublimit"). Pursuant to a letter agreement dated May 21, 2013, the sublimit for the maximum amount available on unbilled accounts was increased from $500,000 to $750,000. The Initial Sublimits will remain in effect until the satisfaction of the following conditions: (i) the repayment of the $500,000 over-advance accommodation agreed to by Lender as of May 9, 2012, (ii) the Company's demonstration of the need for the increase, (iii) the Company's continued compliance with the Loan Agreement, and (iv) Lender, in its sole discretion, agrees to increase the Initial Sublimit. In addition, the increased availability under the unbilled accounts facility of the Loan Agreement is subject to the satisfaction of the same conditions that are applicable to Initial Sublimit. Accordingly, until these conditions are satisfied, the current borrowing limits remain in effect.
DLH Solutions' ability to request loan advances under the Loan Agreement is subject to (i) computation of DLH Solutions' advance availability limit based on "eligible accounts receivable" (as defined in the Loan Agreement) multiplied by the "Accounts Advance Rate" established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. An interest rate premium of 2% is payable in respect of any advances secured by unbilled accounts receivable, which are subject to a sub-facility limit of $750,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of DLH Solutions' cash accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto.
Under the Loan and Security Agreement, interest accrues at the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The interest rate in effect at September 30, 2013 and 2012 was 5.2%. At September 30, 2013, based on current eligible accounts receivable, the amount of the unused availability under the line was $0.89 million. The amount outstanding on our loan as of September 30, 2013, was $0.95 million.
The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company's ability to engage in certain transactions. Among other matters, under the loan agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender agreed to eliminate the tangible net worth covenant as part of the Fifth Amendment. Either party may terminate the Loan Agreement at any time upon 60 days written notice and the Loan Agreement provides for customary events of default following which the Lender may, at its option, immediately terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company's circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral. At present, the Company has not experienced, and the financial institution has not declared, an event of default.
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
Payroll Taxes
DLH has received notices from the Internal Revenue Service ("IRS") claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, DLH worked with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.4 million at September 30, 2013) has been recorded in accounts payable and includes estimated accrued penalties and interest totaling approximately $0.6 million.
The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and may incur possible additional penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in the future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2012 or fiscal 2013. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company's intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company's future cash flows and liquidity could therefore be materially affected by this matter.
Contractual Obligations

		Payments Due By Period
Obligations (Amounts in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years
Loan Payable (1)	$973	$973	$—	$—
Operating Leases (2)	471	169	229	73
Convertible Debentures	350	350		—
Total Obligations	$1,794	$1,492	$229	$73
_______________________________________________________________________________

(1)	Represents the amount recorded in respect loan payable due to Presidential in accordance with the loan agreement and capital lease obligations.

(2)	Represents lease payments net of sublease income.
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
Recently Issued Accounting Pronouncements Affecting the Company
In December 2011, the FASB amended disclosure concerning offsetting assets and liabilities. The amendments in the update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. In January 2013, the FASB issued clarifying guidance related to the amended disclosure requirements concerning offsetting assets and liabilities which had previously been issued in December 2011. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

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
Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this evaluation, management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2013.
This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting
There was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fourth fiscal quarter of our fiscal year ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
As previously reported, certain entities affiliated with Wynnefield Capital, Inc., the Company’s largest stockholder, owned warrants to purchase 53,846 shares of common stock and an aggregate principal amount of $350,000 of convertible debentures, which were due October 28, 2013. The Warrants were exercisable at a price of $0.96 until June 2016 and the conversion rate of the convertible debentures was $1.25. In October 2013, Wynnefield Partners Small Cap Value, L.P. I, the holder of a principal amount of $210,000 of convertible debentures elected to convert such debentures in full into 168,000 shares of common stock. In addition, in October 2013, the holders of the Warrants exercised such Warrants in full for 53,846 shares of common stock. The shares of the Company’s common stock issued upon conversion of the debentures were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The shares of the Company’s common stock issued upon exercise of the Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended
Effective as of November 26, 2013, the Company granted an aggregate of 80,000 shares of non-restricted stock to its non-executive directors consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. There is no other information required to be disclosed that has materially affected, or is reasonably likely to materially affect, our results of operations, financial position or cash flows.
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
We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2013. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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

2.1	Form of Asset Purchase Agreement between TeamStaff, Inc and Gevity HR, Inc. dated as of November 14, 2003 (filed as Exhibit 2 to Form 8-K dated November 14, 2003).
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

10.5		Form of Stock Purchase Agreement among TeamStaff, Inc. and the Shareholders of RS Staffing Services, Inc. dated as of May 26, 2005 (filed as Exhibit 10.1 to Form 8-K dated June 8, 2005).
10.6	#	Form Notice of Restricted Stock Bonus Award and Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2006).
10.7	#	Form of Director Stock Option Agreement for options granted September 1, 2006. (filed as Exhibit 10.26 to the Company's Form 10-K filed on December 21, 2006).
10.8	#	Employment Agreement between the Company and Zachary C. Parker, dated February 9, 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 11, 2010).
10.9	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).
10.10	†
Loan and Security Agreement, dated as of July 29, 2010, between Teamstaff Government Solutions, Inc. and Presidential Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 16, 2010).

10.11		Secured Promissory Note, dated July 29, 2010, executed by TeamStaff Government Solutions, Inc.(filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 16, 2010).
10.12		Corporate Guaranty Agreement, dated July 29, 2010, executed by TeamStaff, Inc. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 16, 2010).
10.13		Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K, filed on August 27, 2010).
10.14		Second Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K, filed on November 30, 2010).
10.15	#	Employment Agreement between the Company and John F. Armstrong, dated February 7, 2011 (filed as Exhibit 10.34 to Annual Report on Form 10-K for the fiscal year ended September 30, 2010).
10.16
Third Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation, dated February 9, 2011 (filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

10.17		Form of Subscription Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).
10.18		Form of Subscription Agreement (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).
10.19	#	2006 Long Term Incentive Plan, as amended (filed as Exhibit A to the Proxy Statement dated July 18, 2011) with respect to the Annual Meeting of Shareholders held on August 18, 2011).
10.20		Debenture Purchase Agreement dated as of June 1, 2011 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.21		Amendment to Employment Agreement between the Company and Zachary C. Parker (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
10.22		Amendment to Employment Agreement between the Company and John F. Armstrong (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
10.23
Creditor Subordination Agreement by TeamStaff Government Solutions, Inc., TeamStaff, Inc., Presidential Financial Corporation and Wynnefield Partners SmallCap Value LP (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.24
Creditor Subordination Agreement by TeamStaff Government Solutions, Inc., TeamStaff, Inc., Presidential Financial Corporation and Wynnefield Partners SmallCap Value LP I (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.25
Fourth Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation dated November 30, 2011 (filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended September 30, 2011).

10.26		Standby Purchase Agreement dated May 2, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed May 3, 2012).
10.27		Form of Registration Rights Agreement, dated May 2, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 3, 2012).
10.28		Amendment to Secured Promissory Note and Loan Agreement dated as of May 18, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed May 24, 2012).
10.29	#	Employment Agreement with Kathryn M. JohnBull (filed as Exhibit 10.1 to Current Report on Form 8-K filed June 29, 2012).
10.30	#	Separation Agreement with John E. Kahn dated as of August 23, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed August 29, 2012)
10.31	#	Amendment to Employment Agreement with Zachary C. Parker (filed as Exhibit 10.1 to Current Report on Form 8-K filed November 12, 2012).
10.32	#	Employment Agreement between the Company and Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2013).
10.33	#	Employment Agreement between the Company and John F. Armstrong (filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 4, 2013).
14.00		Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
21.00	*	Subsidiaries of Registrants.
23.10	*	Consent of WithumSmith+Brown, PC
31.10	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.20	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.10	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.0
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements Of Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements.

_______________________________________________________________________________

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

DLH HOLDINGS CORP.
/s/ ZACHARY C. PARKER
By:	Zachary C. Parker Chief Executive Officer (Principal Executive Officer)
________________________________________________________________________________________________________________________
Dated: December 10, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK G. WASSERMAN	Chairman of the Board	December 10, 2013
Frederick G. Wasserman

/s/ T. STEPHEN JOHNSON	Director	December 10, 2013
T. Stephen Johnson

/s/ PETER BLACK	Director	December 10, 2013
Peter Black

/s/ MARTIN J. DELANEY	Director	December 10, 2013
Martin J. Delaney

/s/ WILLIAM H. ALDERMAN	Director	December 10, 2013
William H. Alderman

/s/ AUSTIN J. YERKS III	Director	December 10, 2013
Austin J. Yerks III

/s/ ZACHARY C. PARKER	Chief Executive Officer, President and Director	December 10, 2013
Zachary C. Parker

/s/ KATHRYN M. JOHNBULL	Chief Financial Officer and Principal Accounting Officer	December 10, 2013
Kathryn M. JohnBull

DLH Holdings Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DLH Holdings Corp.
We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, cash flows, and statements of equity for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DLH Holdings Corp., and Subsidiaries as of September 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WITHUMSMITH+BROWN, PC
WithumSmith+Brown, PC
New York, New York
December 10, 2013

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

ASSETS	September 30, 2013	September 30, 2012
CURRENT ASSETS:
Cash and cash equivalents	$3,408	$3,089
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2013 and September 30, 2012 (including unbilled receivables of $9.3 million)	11,943	13,028
Prepaid workers' compensation	358	516
Other current assets	241	133
Total current assets	15,950	16,766
EQUIPMENT AND IMPROVEMENTS:
Furniture and equipment	139	139
Computer equipment	126	126
Computer software	417	408
Leasehold improvements	24	24
	706	697
Less accumulated depreciation and amortization	(550)	(429)
Equipment and improvements, net	156	268
GOODWILL	8,595	8,595
OTHER ASSETS
Deposit for workers compensation insurance	1,030	730
Other assets	27	63
Total other assets	1,057	793
TOTAL ASSETS	$25,758	$26,422

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

LIABILITIES AND SHAREHOLDERS' EQUITY	September 30, 2013	September 30, 2012
CURRENT LIABILITIES:
Bank loan payable	$951	$2,363
Current portion of capital lease obligations	22	51
Convertible debenture, net	340	—
Derivative financial instruments, at fair value	160	—
Accrued payroll (including $8.7 million related to unbilled receivables)	11,138	10,855
Accounts payable	370	655
Accrued expenses and other current liabilities	4,973	4,343
Total current liabilities	17,954	18,267
LONG TERM LIABILITIES
Convertible debenture, net	—	202
Derivative financial instruments, at fair value	—	119
Capital lease obligations	—	22
Other long term liability	20	62
Total long term liabilities	20	405
Total liabilities	17,974	18,672
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $.10 par value; authorized 5,000 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,320 at September 30, 2013 and 9,268 at September 30, 2012, outstanding 9,318 at September 30, 2013 and 9,266 at September 30, 2012	9	9
Additional paid-in capital	75,400	75,207
Accumulated deficit	(67,601)	(67,442)
Treasury stock, 2 shares at cost at September 30, 2013 and 2 shares at September 30, 2012	(24)	(24)
Total shareholders' equity	7,784	7,750
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,758	$26,422

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Year Ended
	September 30, 2013	September 30, 2012
REVENUES	$53,506	$49,193
DIRECT EXPENSES	46,007	43,596
GROSS PROFIT	7,499	5,597
GENERAL AND ADMINISTRATIVE EXPENSES	7,130	7,361
SEVERANCE	—	267
DEPRECIATION AND AMORTIZATION	121	120
Income (Loss) from operations	248	(2,151)
OTHER INCOME (EXPENSE)
Interest income (expense), net	(172)	(285)
Amortization of deferred financing costs	(177)	(195)
Change in fair value of financial instruments	(42)	105
Other income (expense) net	(16)	500
Total other income (expense), net	(407)	125
LOSS BEFORE INCOME TAXES	(159)	(2,026)
INCOME TAX EXPENSE	—	—
NET LOSS	$(159)	$(2,026)
NET INCOME (LOSS) PER SHARE—BASIC AND DILUTED
Net loss per share	$(0.02)	$(0.29)
WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING	9,310	7,026

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	For the Year Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(159)	$(2,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	299	275
Change in fair value of derivative financial instruments	41	(105)
Non cash equity grants	206	395
Loss on retirement of equipment	—	2
Gain on settlement of notes payable	—	(486)
Changes in operating assets and liabilities:
Accounts receivable	1,085	(1,916)
Other current assets	51	48
Other assets	(303)	(258)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	628	1,183
Other long term liabilities	(43)	56
Net cash provided by (used in) operating activities	1,805	(2,832)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, leasehold improvements and software	(9)	(68)
Net cash used in investing activities	(9)	(68)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) advances on revolving line of credit	(1,412)	1,623
Settlement of notes payable	—	(225)
Rights offering proceeds	—	4,197
Rights offering expenses	(14)	(335)
Payments on capital lease obligations	(51)	(37)
Proceeds from sale of common stock, net	—	3
Net cash (used in) provided by financing activities	(1,477)	5,226
Net increase in cash and cash equivalents	319	2,326
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,089	763
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,408	$3,089
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$94	$298
Cash paid during the period for income taxes	$11	$11
NON CASH FINANCING ACTIVITIES
Equipment acquired under capital lease	$—	$102
The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended September 30, 2013
(AMOUNTS IN THOUSANDS)

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total Shareholders' Equity	Amount	Total Shareholders' Equity
BALANCE, September 30, 2011	6,021	$6	$70,988	$(65,416)	2	$(24)	$5,554
Director restricted stock grants	54		123				123
Issuance of shares for services			12				12
Expense related to employee stock option grants			179				179
Fees related to rights offering			(292)				(292)
Non-employee options			25				25
Warrants issued on convertible debentures			(34)				(34)
Expense related to employee restricted stock grants			50				50
Rights offering	3,231	3	4,196				4,199
Purchase of common stock	(40)		(40)				(40)
Net loss				(2,026)			(2,026)
BALANCE, September 30, 2012	9,266	9	75,207	(67,442)	2	(24)	7,750
Director restricted stock grants	52		54				54
Issuance of shares for services			12				12
Expense related to employee stock option grants			140				140
Fees related to rights offering			(13)				(13)
Net loss				(159)			(159)
BALANCE, September 30, 2013	9,318	$9	$75,400	$(67,601)	2	$(24)	$7,784

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

(1) ORGANIZATION AND BUSINESS:
For more than 25 years, DLH Holdings Corp. ("DLH" formerly TeamStaff Inc.), has provided professional services to the U.S. Government. Headquartered in Atlanta, Georgia, DLH employs approximately 1,100 skilled technicians, logisticians, engineers, healthcare and support personnel at more than 25 locations around the United States. DLH's operating subsidiary, DLH Solutions, Inc. is organized into three broad integrated business areas: Healthcare Delivery Solutions, Logistics & Technical Services, and Contingency / Staff Augmentation Services. Our customers, a majority of whom are within the Departments of Defense ("DoD") and Veterans Affairs ("DVA"), benefit from proven leadership processes, technical excellence, and cost management. The remaining portion of DLH's business is comprised of customers within the Center for Disease Control and Prevention, Departments of Justice, Agriculture, Interior and Federal Emergency Management Agency, at locations throughout the United States.
DLH Holdings Corp. (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our") manages its operations from Loganville, Georgia and its principal executive offices are located at 1776 Peachtree Street, Atlanta, Georgia 30309.
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
(2) LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Liquidity
In recent years, the Company has financed operations and capital expenditures through the sale of equity securities, convertible notes and more recently, through the proceeds from a rights offering. The Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, unbilled receivables and access to its asset-based credit facility with Presidential Financial Corporation. The Company's operating liabilities are largely predictable and consist of vendor and payroll related obligations. The Company's operations require substantial working capital to fund the future growth of its business model with expanded business development efforts, and planned capital expenditures to support a larger customer base.
At September 30, 2013, the Company had a net working capital deficit of approximately ($2) million and an accumulated deficit of approximately ($68) million. For the year ended September 30, 2013, the Company generated operating income of approximately $248 thousand and incurred a net loss of approximately ($159) thousand.
As described further in Note 5, the Company has a credit facility with Presidential Financial Corporation which provides a maximum amount of $6 million, and includes a maximum amount available under the unbilled facility of $1 million. However, as described in greater detail in Note 5 below, the Company's ability to borrow against the increased availability is subject to the borrowing base provided by receivables and the satisfaction of a number of conditions. Presently, the maximum availability under this loan facility is $3 million; subject to eligible accounts receivable. At September 30, 2013, the amount of unused availability was approximately $891 thousand. The amount outstanding on the loan facility as of September 30, 2013 was approximately $951 thousand.
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
Management believes, at present, that: (a) cash and cash equivalents of approximately $3.4 million as of September 30, 2013; (b) the amounts available under its line of credit (which is limited to the amount of eligible assets); (c) forecasted operating cash flow; (d) certain liabilities not expected to be settled in cash (see Note 5 and Note 13 to the accompanying consolidated financial statements) (classified as current at September 30, 2013) in fiscal 2014; and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company's ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.
Presently, the Company derives all of its revenue from agencies of the Federal government. For the year ended September 30, 2013, the Company derived approximately 96% of its revenue from various contracts awarded by the DVA. Among these contracts, in fiscal 2011 DLH was awarded a single source Blanket Purchase Agreement to provide services under our Healthcare business segment. The Blanket Purchase Agreement had an original estimated total contract value of approximately $145 million, which is attributable to our provision of services over a five year period of performance that is scheduled to expire on October 31, 2016.  The five year term of the agreement includes a base year and four option years.  This agreement represented approximately 53% of the Company’s revenues for the year ended September 30, 2013. In September 2013, DLH was awarded seven task orders to provide logistics services to the Department of Veterans Affairs Consolidated Mail Outpatient Pharmacy (CMOP). The maximum value of the award for the expected five year term, comprised of a base year and four one year options, is estimated at $133 million. Performance commenced on November 1, 2013. As the successful bidder for all seven task orders within the procurement, DLH secured its contract base for the six incumbent regions it has supported under task orders through November 30, 2013, and added the seventh region to its contract base beginning in fiscal 2014. For year ended September 30, 2013, 42% of the Company's revenues was derived from services provided to the six incumbent regions. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, expected settlement amounts of accounts receivable, measurement of prepaid workers' compensation, valuation allowances established against receivable and deferred tax assets and measurement of payroll tax contingencies, accounts payable, workers' compensation claims and accrued expenses and the valuation of financial instruments associated with debt agreements. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company's financial position and results of operations.
Revenue Recognition
DLH’s revenue is derived from professional and other specialized service offerings to US Government agencies through a variety of contracts, some of which are fixed-price in nature and/or sourced through Federal Supply Schedules administered by the General Services Administration (“GSA”) at fixed unit rates or hourly arrangements. We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. The recognition of revenue from fixed rates is based upon objective criteria that generally do not require significant estimates that may change over time. DLH recognizes and records revenue on government contracts when it is realized, or realizable, and earned. DLH considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured.
Revenues related to retroactive billings in 2008 from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectibility was reasonably assured based on historical practices with the DVA. The related direct costs, principally comprised of salaries and benefits, were accrued to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.
During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At September 30, 2013 and September 30, 2012, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2013 and September 30, 2012. Although the timing cannot be guaranteed, at present the Company expects to bill and collect such amounts during fiscal 2014, based on current discussions with the DVA and collection efforts.
In April 2012, the Company received formal contract modifications from the DVA concerning the retroactive billing matter. The contract modifications from the DVA incorporate relevant wage determinations covering largely 2006 and 2007 applying to the Company's historical contracts with DVA during those periods. These government modifications initiate the procedures whereby the Company may invoice the DVA in accordance with the modified wage determinations and subsequently make timely retroactive payments to employees (active and inactive) covering work performed at the certain locations. The Company expects to follow the same process implemented as directed by and in conjunction with the Department of Labor and the DVA when similar wage determination-related contract modifications were made to cover other sites (also for the periods of 2006 and 2007) in 2008.
The Company continues to support the Government's review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. As such, there may be additional revenues recognized in future periods once the final approval for such additional amounts is obtained. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that this amount will be received.
Concentrations of Credit Risks
Financial instruments that potentially subject DLH to concentrations of credit risk consist principally of cash and accounts receivable. DLH maintains substantially all its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 in respect of both interest bearing and non interest bearing accounts. At times the deposits in banks may exceed the amount of insurance provided on such deposits. DLH monitors the financial health of these banking institutions. At September 30, 2013, the Company's uninsured cash balances approximated $3.1 million. Historically, the Company has not experienced any losses on deposits.
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
Fair Value
DLH has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable and accrued expenses. DLH estimates that the fair value of these financial instruments at September 30, 2013 and 2012 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets. However, because the Company presents certain common stock warrants and embedded conversion features (associated with Convertible Debentures—See Note 5) and accounts for such derivative financial instruments at fair value, such derivatives are materially impacted by the market value of the Company's stock and therefore subject to a high degree of volatility. The Company's future results may be materially impacted by changes in the Company's closing stock price as of the date it prepares future periodic financial statements.
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
The following table presents the Company's September 30, 2013 and 2012 liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (all Level 3):

	September 30,
	2013	2012
Liability:
Derivative financial instruments	$160	$119
The following is a summary of activity as of and for the years ended September 30, 2013 and 2012 for these liabilities measured at fair value on a recurring basis:

Balance, September 30, 2011	$(182)
Fair value of warrants	(42)
Change in fair value included in results of operations	105
Balance, September 30, 2012	(119)
Fair value of warrants	(8)
Change in fair value included in results of operations	(33)
Balance, September 30, 2013	$(160)
The major assumptions used in determining the associated fair values using level 3 inputs (unobservable) are discussed in Notes 2 and 5.
Equipment and Improvements
Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are charged to expense as incurred.
Advertising Costs
The Company's advertising expenses in the past consisted primarily of online advertising, professional trade magazines and various other print media, promotional material and direct mail marketing. The Company expensed advertising costs as they were incurred. Total advertising costs for continuing operations were $0 and $19 thousand for the fiscal years ended September 30, 2013 and 2012, respectively.

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
Goodwill
In accordance with applicable accounting standards, DLH reviews its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. At September 30, 2013, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2013. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statement of operations.
Factors including non-renewal of a major contract (see Note 2 Liquidity and Note 11) or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods' results of operations. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.
Income Taxes
DLH accounts for income taxes in accordance with the "liability" method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2013 and 2012, the Company recorded a valuation allowance against its net deferred tax assets (See Note 4).
The Financial Accounting Standards Board ("FASB") has issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. The Company conducts business solely in the U.S. and, as a result, also files income taxes in various states and other jurisdictions. Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company's income tax returns for years subsequent to fiscal 2009 are currently open, by statute, for review by authorities. Further, should net operating losses and other deferred tax assets be used to reduce taxable income in future years, the statute of limitations for the years in which these assets were generated will remain open. However, there are no examinations currently in progress and the Company is not aware of any pending audits.
Stock-Based Compensation
Compensation costs for the portion of equity awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of September 30, 2013 and 2012, there was $0.1 million and $0.2 million, respectively, remaining unrecognized compensation expense related to non-vested stock based awards to be recognized in future periods.
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
Stock compensation expense totaled $0.2 million for all awards for both years ended September 30, 2013 and 2012. Certain awards vest upon satisfaction of certain performance criteria. As permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended
	September 30,
	2013	2012
Numerator:
Net loss	$(159)	$(2,026)
Denominator:
Denominator for basic and diluted net loss per share - weighted-average outstanding shares	9,310	7,026

Loss per share - basic and diluted	$(0.02)	$(0.29)
The effects of common stock equivalents of 1,686,346 were anti-dilutive for fiscal year 2013. The effects of common stock equivalents of 1,436,346 were anti-dilutive for fiscal year 2012.
(3) RECENT ACCOUNTING STANDARDS:
In December 2011, the FASB amended disclosure concerning offsetting assets and liabilities. The amendments in the update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. In January 2013, the FASB issued clarifying guidance related to the amended disclosure requirements concerning offsetting assets and liabilities which had previously been issued in December 2011. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently evaluating the prospective effects, if any, of adopting this guidance.

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
(4) INCOME TAXES:
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
After an assessment of all available evidence (including historical and forecasted operating results), management has concluded that realization of the Company's net operating loss carryforwards (which included those amounts acquired in previous years' business combinations, collectively "NOLs"), tax credits and other deferred tax assets, could not be considered more likely than not. Accordingly, for the fiscal years ended September 30, 2013 and 2012, the Company did not record a tax benefit for NOLs and other deferred tax assets.
Based on similar assessments, the Company increased the valuation allowance established on deferred tax assets by approximately $0.01 million and $0.8 million in 2013 and 2012, respectively.   The increase in the valuation allowance is primarily due to increased Federal and state NOLs for the fiscal years ended September 30, 2013 and September 30, 2012.
In prospective periods, there may be reductions to the valuation allowance to the extent that the Company concludes that it is more likely than not that all or a portion of the deferred tax assets can be utilized (subject to annual limitations and prior to the expiration of such NOLs), to offset future periods' taxable income.
In the fiscal years ended September 30, 2013 and 2012, the Company did not recognize a tax expense or benefit.
At September 30, 2013 the Company had net operating losses of approximately $41.5 million and $29.5 million for U.S. and state tax return purposes, respectively, and unutilized tax credits of approximately $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2033.
An analysis of DLH's deferred tax asset and liability is as follows (amounts in thousands):

	Years Ended September 30,
	2013	2012
Deferred income tax asset (liability):
Net operating loss carry forwards and tax credits	$16,944	$16,459
Prepaid workers' compensation	108	111
Deferred rent	9	3
Accrued liabilities	431	474
Stock based compensation	500	424
Fixed and intangible assets	(1,989)	(1,460)
Other items, net	34	12
Valuation allowance	(16,037)	(16,023)
Net deferred tax asset	$—	$—

The significant components of the expense (benefit) for income taxes from continuing operations are summarized as follows:

Years Ended September 30,
(amounts in thousands)	2013	2012
Current expense (benefit)	$—	$—
Deferred expense (benefit)	—	—
Total expense (benefit)	$—	$—
The following table indicates the significant differences between the Federal statutory rate and DLH's effective tax rate for continuing operations:

	Years Ended September 30,
(amounts in thousands)	2013	2012
Federal statutory rate	$(54)	$(689)
State taxes, net	—	—
Other permanent items	3	13
Valuation allowance	51	676
	$—	$—
(5) DEBT AND CAPITAL LEASES:
Current Bank Loan Facility (Also see Note 7—Government Assignments of Contracts)
On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the "Loan Agreement") with Presidential Financial Corporation (the "Lender"). Under the Loan Agreement, the Lender agreed to provide a two (2) year secured loan facility to DLH Solutions in an aggregate amount of up to $1.5 million, upon the further terms and subject to the conditions of the Loan Agreement. In November, 2010, the Lender agreed by means of an amendment to the Loan Agreement to increase the maximum amount available under the facility from $1.5 million to $2.5 million and on February 9, 2011, we entered into a further amendment to the Loan Agreement pursuant to which the Lender agreed to further increase our maximum availability under the Loan Agreement from $2.5 million to $3.0 million and to provide an unbilled receivable facility within the limits of the Loan Agreement. The February 2011 amendment also extended the initial term of the Loan Agreement by 12 months, to July 29, 2013, which will automatically renew annually unless terminated by either party. During the fiscal year ended September 30, 2013, the Agreement was automatically extended to July 29, 2014.
In May 2012, the Company entered into a further amendment to the Loan Agreement (the "Fifth Amendment") pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. The Company's ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions. The Fifth Amendment provides for an initial sublimit under the maximum loan amount of $3,000,000 (the "Initial Sublimit") and an adjusted sublimit of $4,000,000 (the "Adjusted Sublimit"). Pursuant to a letter agreement dated May 21, 2013, the sublimit for the maximum amount available on unbilled accounts was increased from $500,000 to $750,000. The Initial Sublimits will remain in effect until the satisfaction of the following conditions: (i) the repayment of the $500,000 over-advance accommodation agreed to by Lender as of May 9, 2012, (ii) the Company's demonstration of the need for the increase, (iii) the Company's continued compliance with the Loan Agreement, and (iv) Lender, in its sole discretion, agrees to increase the Initial Sublimit. In addition, the increased availability under the unbilled accounts facility of the Loan Agreement is subject to the satisfaction of the same conditions that are applicable to Initial Sublimit. Accordingly, until these conditions are satisfied, the current borrowing limits remain in effect.
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
Under the Loan and Security Agreement, interest accrues at the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The interest rate in effect at September 30, 2013 and 2012 was 5.2%. At September 30, 2013, based on current eligible accounts receivable, the amount of the unused availability under the line was $0.89 million. The amount outstanding on our loan as of September 30, 2013 was $0.95 million.
The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company's ability to engage in certain transactions. Among other matters, under the loan agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender agreed to eliminate the tangible net worth covenant as part of the Fifth Amendment. Either party may terminate the Loan Agreement at any time upon 60 days written notice and the Loan Agreement provides for customary events of default following which the Lender may, at its option, immediately terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company's circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral. At present, the Company has not experienced, and the financial institution has not declared, an event of default.
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
Note Payable
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
At September 30, 2012, the guarantees and the remaining value of the Notes had been satisfied through a combination of the repurchase of certain of the shares of the Company's common stock owned by one of the note holders and the expiration of the guarantee period under the Agreement. Following the completion of the sale of 100,000 shares of common stock of the Company by this holder to members of DLH's management team, the Company's retirement of 40,000 shares of its common stock against the payment of an additional $40,000 and the payment by the Company of $225,000, the Company fully satisfied its minimum guarantee obligations related to the Notes. Accordingly, the Company recorded a gain of approximately $486,000 in the fiscal year ended September 30, 2012.
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
The Convertible Debentures will mature on the 27-month anniversary of issuance and bear interest at the rate of the greater of the prime rate plus 5%, or 10% per annum, payable at maturity or upon redemption of such Convertible Debentures. The interest rate at September 30, 2013 and September 30, 2012 was 10%. The Convertible Debentures are convertible into shares of the Company's common stock at an initial conversion price of $1.30 per share, and a post rights offering conversion price of $1.25 per share, which was in excess of the fair market value of the Company's common stock at that date. The conversion rate is subject to adjustment to account for certain customary events and also includes weighted-average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The Company can also redeem the outstanding Convertible Debentures at any time at 120% of the remaining principal amount, plus accrued but unpaid interest. The Warrants will be exercisable for five years at an initial exercise price equal to $1.00, and a post rights offering exercise price of $0.96. The exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain exclusions. In connection with the parties' entry into the Debenture Purchase Agreement, the Company, DLH Solutions, the Debenture Purchasers and Presidential Financial Corporation entered into subordination agreements concerning the terms of the subordination of the Convertible Debentures to the secured loan facility provided by Presidential Financial Corporation. Under the subordination agreements, the Company may not make payments to the Debenture Purchasers under the Convertible Debentures unless before and following such payments, no "Event of Default" exists under the secured loan facility. As further discussed in Note 13, the Convertible Debentures were fully satisfied at maturity on October 28, 2013 and the warrants were exercised in full on that date. A nonrecurring gain of $160,000 was recognized in October 2013 related to this transaction.
The Debenture Purchasers are entities affiliated with Wynnefield Capital, Inc., the Company's largest shareholder. Mr. Peter Black, a member of the Company's Board of Directors, is an employee of Wynnefield Capital. Direct costs associated with the Debenture Purchase Agreement totaled $32,000. These costs have been and will be capitalized as deferred financing costs and amortized over the period that such debentures are outstanding or the Debenture Agreement is effective. In addition, an initial value of $42,000 was ascribed to the warrants and it was determined that at July 28, 2011, because of appreciation in the Company's stock price, the embedded conversion feature included in the Convertible Debentures had a fair value of $289,000 at the time of issuance of the Convertible Debentures; such amount is also being expensed over the life of the Convertible Debentures and the unamortized amounts have been deducted from the value of the Convertible Debentures as noted below. The value of the convertible debenture and warrants at September 30, 2013, were $120,000 and $40,000, respectively, and at September 30, 2012, were $87,000 and $32,000, respectively.
At September 30, 2013, there were 53,846 warrants outstanding and the Debenture Purchasers have the right to convert the principal amount of the Convertible Debentures into 269,230 shares of common stock based on initial conversion rates, 280,682 shares of common stock based on post rights offering conversion rates, under the terms of the conversion feature embedded in the Convertible Debentures. Because the warrants and the conversion feature embedded in the Convertible Debenture have a weighted average anti-dilution feature that in certain circumstances could provide the holders with protection against changes in the market value of the Company's common stock, they are required under applicable accounting standards to be recorded at fair value as of the balance sheet date. At September 30, 2013, the Company evaluated the fair value of the Warrants and the embedded conversion feature of the Convertible Debentures using a binomial valuation model and recorded a loss of approximately $41,000 and income of $105,000 at September 30, 2013 and September 30, 2012, respectively, to reflect the net difference between their initial carrying values (July 28, 2011) and their fair values on those dates.

Assumptions used in valuing the warrants and the embedded conversion features at September 30, 2013 included the following:

	Warrants	Embedded Conversions Features
Risk free interest rate	1.39%	1.39%
Contractual term	5 years	27 months
Dividend yield	—%	—%
Expected lives	5 years	27 months
Expected volatility	70.9%	71.8%
Fair value per warrants per share or per $1.25 of debt	$0.75	$0.43
Assumptions used in valuing the warrants and the embedded conversion features at September 30, 2012 included the following:

	Warrants	Embedded Conversions Features
Risk free interest rate	0.62%	0.23%
Contractual term	5 years	27 months
Dividend yield	—%	—%
Expected lives	5 years	27 months
Expected volatility	70.3%	70.3%
Fair value per warrants per share or per $1.25 of debt	$0.23	$0.05
At September 30, 2013, the carrying value of the Convertible Debentures is as follows (amounts in thousands):

	September 30,
	2013	2012
Principal amount of Convertible Debentures	$350	$350
Less:
Discount associated with embedded conversion feature	(9)	(131)
Discount associated with warrants	(1)	(17)
Carrying Value	$340	$202
The payment of the entire $350,000 principal amount of the Convertible Debentures is contractually due in the fiscal year ending September 30, 2014. As further discussed in Note 13, the convertible debentures were fully satisfied at maturity.
Capital Leases:
The Company leases certain office equipment under a non-cancelable capital lease agreement that expires in fiscal year 2014. The interest rate is 6.42%. At September 30, 2013 and 2012, the Company has recorded $0.1 million and $0.1 million, respectively, in gross capital leases and accumulated depreciation of $0.05 million and $0.02 million, respectively. The company's remaining lease obligation of $23,000 is payable through February 2014.
(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
Accrued expenses and other current liabilities at September 30, 2013 and 2012 consist of the following (amounts in thousands):

	2013	2012
Accrued benefits	$1,622	$1,326
Accrued bonus	860	236
Accrued workers compensation	563	569
Accrued professional fees	83	217
Other	451	654
Payroll Tax Accrual	1,394	1,341
Total	$4,973	$4,343

(7) COMMITMENTS AND CONTINGENCIES (See Also Note 11):
Potential Contractual Billing Adjustments
DLH has accrued revenue and costs associated with certain government contracts covered by the Service Contract Act. These adjustments are due to changes in the contracted wage determination rates for certain employees. A wage determination is the listing of wage rates and fringe benefit rates for each classification of laborers which the Administrator of the Wage and Hour Division of the U.S. Department of Labor ("DOL") has determined to be prevailing in a given locality. Contractors performing services for the Federal government under certain contracts are required to pay service employees in various classes no less than the wage rates and fringe benefits determined to be prevailing in these localities. An audit by the DOL in fiscal 2008 at one of the facilities revealed that notification, as required by contract, was not provided to DLH Solutions in order to effectuate the wage increases in a timely manner. Wages for employees on assignment at the time have been adjusted prospectively to the prevailing rate and hourly billing rates to the DVA have been increased accordingly. During the fiscal year ended September 30, 2008, DLH recognized nonrecurring revenues of $10.8 million and direct costs of $10.1 million, based on amounts that are contractually due under its arrangements with the Federal agencies. At September 30, 2013, the amount of the remaining accounts receivable with the DVA was approximately $9.3 million and the remaining accrued payroll was approximately $8.7 million.
In April 2012, the Company received formal contract modifications from the DVA concerning the retroactive billing matter. The contract modifications from the DVA incorporate relevant wage determinations covering largely 2006 and 2007 applying to the Company's historical contracts with DVA during those periods. These government modifications initiate the procedures whereby the Company may invoice the DVA in accordance with the modified wage determinations and subsequently make timely retroactive payments to employees (active and inactive) covering work performed at the certain locations. The Company expects to follow the same process implemented as directed by and in conjunction with the Department of Labor and the DVA when similar wage determination-related contract modifications were made to cover other sites (also for the periods of 2006 and 2007) in 2008.
During fiscal year 2013, the Company continued to support the Government's review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. As such, there may be additional revenues recognized in future periods once the final approval for such additional amounts is obtained. The additional indirect costs and fees are estimated to be between$0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that this amount will be received.
Leases
Minimum payments, assuming no expected sublease payments, under non-cancelable operating lease obligations at September 30, 2013 are as follows (amounts in thousands):

Years Ending September 30,
2014	$169
2015	143
2016	86
2017	73
$471

Rent expense, net of sublease income, under all operating leases in fiscal year ended September 30, 2013, was $184,000. Rent expense, net of sublease income, under all operating leases in fiscal year ended September 30, 2012, was $173,000.
As part of the sale of TeamStaff Rx, Advantage RN had the right to use, through February 28, 2011, the premises located in Clearwater, Florida that was used by TeamStaff Rx for its principal executive offices. In connection with such use, Advantage RN was obligated to make rent subsidy payments to TeamStaff Rx totaling $125,000, consisting of (i) $25,000 payable at the closing and (ii) an additional $100,000 payable in 10 equal monthly installments of $10,000 payable on the first day of each calendar month beginning on March 1, 2010 until December 1, 2010. Advantage RN vacated the premises and ceased making installment payments. The Company is pursuing a claim against Advantage RN for all amounts owed. DLH has an accrued liability in the amount of $150,000 related to its leased premises for TeamStaff RX in Clearwater, Florida.
Prepaid Workers' Compensation
As part of the Company's discontinued PEO operations, DLH had a workers' compensation program with Zurich American Insurance Company ("Zurich") which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to DLH. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich's and managers' overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, health care costs, the extended statutory filing periods for such claims); however, based on a third party's study of claims experience, DLH estimates that at September 30, 2013, the remaining prepaid asset of $0.4 million will be received within the next twelve months. This amount is reflected on DLH's balance sheet as of September 30, 2013 as a current asset.
Workers' Compensation Insurance
From November 17, 2003 through April 14, 2009, inclusive, DLH's workers' compensation insurance program was provided by Zurich. This program covered DLH's temporary, contract and corporate employees. This program was a fully insured, guaranteed cost program that contained no deductible or retention feature. The premium for the program was paid monthly based upon actual payroll and was subject to a policy year-end audit. Effective April 15, 2009, DLH entered into a partially self-funded workers' compensation insurance program with a national insurance carrier for the premium year April 15, 2009 through April 14, 2010 has been renewed through April 14, 2014. The Company pays a base premium plus actual losses incurred, not to exceed certain stop-loss limits. The Company is insured for losses above these limits, both per occurrence and in the aggregate.
As of September 30, 2013 and 2012, the adequacy of the workers' compensation reserves (including those periods' amounts that are offset against the trust fund balances in prepaid assets) was determined, in management's opinion, to be reasonable. In determining our reserves, we rely in part upon information regarding loss data received from our workers' compensation insurance carriers that may include loss data for claims incurred during prior policy periods. In addition, these reserves are for claims that have not been sufficiently developed and such variables as timing of payments and investment returns thereon are uncertain or unknown; therefore, actual results may vary from current estimates. DLH will continue to monitor the development of these reserves, the actual payments made against the claims incurred, the timing of these payments, the interest accumulated in DLH's prepayments and adjust the related reserves as deemed appropriate.
Payroll Taxes
DLH has received notices from the Internal Revenue Service ("IRS") claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, DLH has worked with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.4 million at September 30, 2013) has been recorded in accounts payable and includes estimated accrued penalties and interest totaling approximately $0.6 million.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and may incur possible additional penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in the future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2013 or fiscal 2012. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company's intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company's future cash flows and liquidity could therefore be materially affected by this matter.
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
Employment Agreements
From time-to-time, we enter into employment agreements with certain key executives which provide for fixed compensation, criterion for earning bonuses and other incentives and, in certain instances, issuance of share based equity grants. These agreements generally continue until terminated by the employee or the Board of Directors or, upon the occurrence of defined certain events or circumstances (including a defined change in control), and provide for salary continuance for specified periods of generally no more than a year or lump sum payments in the event of a change of control of up to 150% of annual salary.
During the fiscal year ended September 30, 2012, the Company terminated certain executives, management and staff personnel, and as a result, incurred severance related expenses of approximately $0.3 million in staff personnel severance (included in general and administrative expense) At September 30, 2013, there was no remaining severance liability.
Government Assignment of Contracts
Availability of funds under the Presidential Financial line of credit is directly related to the successful assignment of certain accounts receivable. Certain government accounts of DLH Solutions are required to execute "Acknowledgments of Assignment." There can be no assurance that every DLH Solutions government account will execute the documentation to effectuate the assignment and secure availability. The failure of government third parties to sign the required documentation could result in a decrease in availability under the existing line of credit.
(8) SHAREHOLDERS' EQUITY:
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

In connection with the rights offering, on April 30, 2012, the Company entered into a standby purchase agreement with Wynnefield Capital, Inc. ("Wynnefield Capital"), which owned, prior to the rights offering, approximately 21% of the Company's Common Stock through certain affiliated entities. Pursuant to the standby purchase agreement, Wynnefield Capital (or affiliated assignees) agreed to acquire from us in the rights offering, subject to the satisfactions of specified conditions, the shares of common stock that relate to any rights that remain unexercised at the expiration of the rights offering. Mr. Peter Black, a member of our board of directors, is an employee of Wynnefield Capital. We entered into a registration rights agreement with Wynnefield Capital whereby we agreed to register for resale under the Securities Act of 1933, all shares of common stock beneficially owned by Wynnefield Capital, including shares purchased by Wynnefield Capital in the rights offering.
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
Option Activity Table
The following table summarizes the activity in DLH's various stock option plans for the years ended September 30, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Pretax Intrinsic Value
Options outstanding, September 30, 2011	1,537,500	$1.19	9.3	$743,745
Granted	275,000	1.39
Exercised	—	—
Canceled	(450,000)	1.34
Options outstanding, September 30, 2012	1,362,500	1.19	8.6	$140,000
Granted	250,000	0.95
Exercised	—	—
Canceled	—	—
Options outstanding, September 30, 2013	1,612,500	$1.15	7.9	$387,500
As of September 30, 2013, a total of 412,500 options outstanding were vested and 1,200,000 options were unvested. As of September 30, 2012, a total of 387,500 options outstanding were vested and 975,000 options were unvested.
As of September 30, 2013, approximately $92,000 of unrecognized compensation costs related to non-vested option awards are expected to be recognized in future periods.
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
During fiscal 2013 and fiscal 2012, the Company issued 250,000 and 200,000 options, respectively, that vest to the recipients when the market value of the Company's stock achieves and maintains defined levels. The Company used a binomial valuation model and various probability factors in establishing the fair value of the options.

Weighted average assumptions used in the valuation of all option awards were as follows:

	2013	2012
Risk free interest rate	0.69%	0.62%
Contractual lives	10 years	10 years
Dividend yield	—%	—%
Expected lives (in years)	10 years	10 years
Expected volatility	70.2%	70.3%
Fair Value per Option	$0.22	$0.17
Stock compensation related to option grants totaled $206,000 and $180,000 in 2013 and 2012, respectively; such amounts are included in General and Administrative expenses.
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
Restricted Stock Grants
A summary of activity in restricted stock is as follows:

	Number Of Shares	Weighted Average Grant-Date Fair Value
Restricted stock outstanding, September 30, 2012	52,500	$2.85
Granted	52,500	$1.03
Issued	(52,500)	$1.03
Canceled	—	—
Restricted stock outstanding, September 30, 2013	52,500	$2.85
During the year ended September 30, 2013, DLH granted an aggregate of 52,500 restricted shares to non-employee directors at the closing price on the award date. Of this award, 52,500 shares vested immediately, resulting in a charge of approximately $54,000. Approximately $150,000 of unrecognized compensation costs related to non-vested non-performance based restricted stock awards is expected to be recognized in future periods.
At September 30, 2013 and 2012 the number of unvested shares under this program totaled 52,500 for both years. At September 30, 2013, the Company had reserved 777,347 shares of common stock for issuance under various option, shares and warrant plans and arrangements.
During the year ended September 30, 2012, the Company granted warrants to purchase 20,000 shares of common stock to a consultant for services, which warrants will expire in October 2016. These warrants have an exercise price of $2.28 per share and vest in two equal annual installments.
(9) QUARTERLY FINANCIAL DATA (UNAUDITED):

A summary of quarterly information is as follows (in thousands, except per share data)

	2013 Quarters
	First	Second	Third	Fourth
Net revenues	$12,994	$13,007	$13,460	$14,045
Gross profit (1)	1,788	1,771	1,975	1,964
Income (loss) from operations (1)	(94)	9	158	173
Net income (loss) (1)	$(128)	$(109)	$68	$9
Earnings (loss) per share: (2) (3)
Basic	$(0.01)	$(0.01)	$0.01	$0.00
Diluted	$(0.01)	$(0.01)	$0.01	$0.00

	2012 Quarters
	First	Second	Third	Fourth
Net revenues	$11,495	$12,619	$12,618	$12,461
Gross profit	1,567	1,298	1,590	1,142
Loss from operations	(210)	(564)	(625)	(752)
Net loss (4)	$(389)	$(715)	$(568)	$(354)
Earnings (loss) per share: (2)
Basic	$(0.06)	$(0.12)	$(0.09)	$(0.04)
Diluted	$(0.06)	$(0.12)	$(0.09)	$(0.04)
_______________________________________________________________________________

(1)	Sum of the quarterly amounts does not equal total year amounts due to rounding

(2)
Sum of the quarterly net income (loss) per share amounts does not equal the full fiscal year net income (loss) per share amount due to the effect of changes during the year in the number of shares outstanding.

(3)
Earnings (loss) per share. Basic earnings (loss) per share is calculated by dividing net income by the weighted-average number of shares outstanding during the reported period. The calculation of diluted earnings per share is similar to basic earnings per share, except that the weighted-average number of shares outstanding includes the dilution from potential shares added from stock options, restricted stock awards and other stock awards.

(4)	Includes gain in the fourth quarter of fiscal 2012 on settlement of notes payable of $0.5 million, not expected to recur.

(10) EMPLOYEE BENEFIT PLANS:
As of September 30, 2013, DLH and its subsidiaries maintain a defined contribution and a supplemental pension plan.
As of January 1, 2004, DLH adopted the DLH 401(k) Plan (the "401(k) Plan") for the benefit of its eligible employees. DLH may provide a discretionary matching contribution of 25% of each of the first 4% of a participant's elective contributions under the 401 (k) Plan. DLH recorded related expense of $93 in fiscal 2013 and $54 in fiscal year 2012. A participant is always fully vested in his or her elective contributions and vests in Company matching contributions over a 4 year period.
(11) ECONOMIC DEPENDENCY:
A major customer is defined as a customer from which the Company derives at least 10% of its revenues. In each of the fiscal years ended September 30, 2013 and 2012, revenue from the U.S. Government accounted, either directly or in-directly, for 100% of total revenue. Our largest service line is healthcare, which accounted for approximately 54% of revenue in fiscal years 2013 and 2012. Within the U.S. Government, our largest customer in fiscal 2013 continued to be the DVA, accounting for 96% of revenue in fiscal years 2013 and 2012, with whom the Company held over a dozen contracts and/or task orders for logistics, pharmaceutical, and medical services, all subject to the Federal Acquisition Regulations. In September 2013, DLH was awarded seven task orders to provide logistics services to the Department of Veterans Affairs Consolidated Mail Outpatient Pharmacy (CMOP). The maximum value of the award for the expected five year term, comprised of a base year and four one year options, is estimated at $133 million (unaudited). During fiscal 2011, the Company was awarded work of up to $145 million (unaudited) for pharmaceutical and other medical services during a period of up to 5 years which both retained and expanded its business with the DVA. Accordingly, DLH Solutions remains particularly dependent on the continuation of its relationship with the DVA.

The largest component of the awards discussed above comprised the award in May 2011 to DLH Solutions of a competitively bid Blanket Purchase Agreement contract with the DVA for pharmaceutical services which retains and expands work that accounted for approximately 53% of revenues for fiscal 2013. Work under the new contract began on November 1, 2011 and is expected to continue for up to 5 years and generate revenue of up to $145 million (unaudited). In September 2013, DLH was awarded seven task orders to provide logistics services to the Department of Veterans Affairs Consolidated Mail Outpatient Pharmacy (CMOP). The maximum value of the award for the expected five year term, comprised of a base year and four one year options, is estimated at $133 million (unaudited). Performance commenced on November 1, 2013. As the successful bidder for all seven task orders within the procurement, DLH secured its contract base for the six incumbent regions it has supported through September 30, 2013, and added the seventh region to its contract base beginning in fiscal 2014. For year ended September 30, 2013, approximately 42% of the Company's revenues was derived from services provided to the six incumbent regions. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide under the agreement. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA.
Accounts receivable from agencies of the United States Government totaled $11.9 million and $13.0 million at September 30, 2013 and 2012, respectively, including $9.3 million for each period associated with potential contractual billings adjustments that were unbilled as of September 30, 2013 and 2012. As discussed in Note 7, included in revenue derived from the Federal government in 2008 were retroactive adjustments that totaled $10.8 million. Such revenue is not expected to recur in future periods.
(12)  NASDAQ STAFF DEFICIENCY LETTER:

On May 3, 2013, the Company received a staff deficiency letter from The Nasdaq Stock Market (“ Nasdaq ”) notifying the Company that for the past 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “ Listing Rule  “) and that the Company was not in compliance with the Listing Rule. Nasdaq provided the Company with an initial grace period of 180 calendar days, or until October 30, 2013, to regain compliance. On October 9, 2013, the Company received notice from Nasdaq that it had regained compliance with the Listing Rule.

(13) SUBSEQUENT EVENTS:
On October 1, 2013, the Company entered into a new employment agreement with Kevin Wilson, who serves as the President of the Company’s wholly-owned subsidiary DLH Solutions, Inc. The new employment agreement with Mr. Wilson is effective as of October 1, 2013 and will expire September 30, 2015, the terms of which are summarized below. The following description of the amendment agreement is qualified in its entirety by reference to the full text of such agreement.
Mr. Wilson will continue to serve as the President of DLH Solutions, Inc., a wholly-owned subsidiary of DLH. Under the employment agreement, Mr. Wilson will receive a base salary of $210,000 per annum. Mr. Wilson may receive an annual bonus of up to 50% of base salary based on performance targets and other key objectives established by the Management Resources and Compensation Committee of the board of directors. Target bonus will be adjusted by 2% of base salary for every 1% of variance between targets and actual results and no bonus will be awarded if results are less than 90% of target and no bonus will exceed 70% of base salary.
In addition, the Company granted Mr. Wilson options to purchase 100,000 shares of common stock under the Company's 2006 Long Term Incentive Plan, as amended. The options shall vest as follows: 50,000 options vest on the commencement date of the agreement and 50,000 options shall vest on the one year anniversary of the commencement date, provided Mr. Wilson remains in the employment of the Company as of such vesting date. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company’s common stock, as determined pursuant to the 2006 Plan, on the date his employment agreement was executed.
As previously reported, certain entities affiliated with Wynnefield Capital, Inc., the Company’s largest stockholder, own warrants to purchase 53,846 shares of common stock and an aggregate principal amount of $350,000 of convertible debentures, which were due October 28, 2013. The Warrants were exercisable at a price of $0.96 until June 2016 and the conversion rate of the convertible debentures was $1.25. In October 2013, Wynnefield Partners Small Cap Value, L.P. I, the holder of a principal amount of $210,000 of convertible debentures elected to convert such debentures in full into 168,000 shares of common stock. In addition, in October 2013, the holders of the Warrants exercised such Warrants in full for 53,846shares of common stock. The shares of the Company’s common stock s issued upon conversion of the debentures were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The shares of the

Company’s common stock s issued upon exercise of the Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

On September 18, 2013, we announced that our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to $350,000 of shares of our common stock through open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, privately negotiated transactions, or other means. Through November 30, 2013, the Company repurchased an aggregate of 14,975 shares of its common stock pursuant to a trading plan entered into by the Company in September 2013 in accordance with Rules 10b5-1 and 10b-18. The average price for all shares repurchased under the program to date was $1.19 per share.
On November 8, 2013, the Management Resources and Compensation Committee (the “Committee”) of the Board of Directors approved for the Company’s named executive officers (the “Executive Officers”) equity awards under the Company’s 2006 Long Term Incentive Plan, as amended (the “2006 Plan”) based upon individual and corporate performance during the fiscal year ended September 30, 2013. The stock options (i) have a ten-year term, (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined pursuant to the 2006 Plan, as reported on NASDAQ, on the date of grant ($1.395), and (iii) vest as follows:

(a) 50% of the options granted will vest at such time as the Company’s common stock has a closing price of at least $3.00 per share for ten (10) consecutive trading days; and

(b) 50% of the options granted will vest on the achievement of certain financial and/or business performance objectives as determined by the Committee for the fiscal year ending September 30, 2014.

The options were awarded in the following amounts to the Executive Officers: Mr. Parker was granted 100,000 options and each of Ms. JohnBull, Mr. Armstrong and Mr. Wilson were granted 75,000 options.
Effective as of November 26, 2013, the Company granted an aggregate of 80,000 shares of restricted stock to its non-executive directors, consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
On November 29, 2013, the Company entered into a new employment agreement with John F. Armstrong, who serves as the Company’s Executive Vice President. The new employment agreement with Mr. Armstrong is effective as of December 1, 2013 and will expire November 30, 2015. The following description of the amendment agreement is qualified in its entirety by reference to the full text of such agreement.
Mr. Armstrong will continue to serve as DLH’s Executive Vice President for business development of the Company. Under the employment agreement, Mr. Armstrong will receive a base salary of $215,000 per annum. Mr. Armstrong will be entitled to a 5% increase in his base salary in the event that the Company achieves the business development-related performance condition specified in the agreement. Mr. Armstrong may receive an annual bonus of up to 50% of base salary based on performance targets and other key objectives established by the Management Resources and Compensation Committee of the board of directors. Target bonus will be adjusted by 2% of base salary for every 1% of variance between targets and actual results and no bonus will be awarded if results are less than 90% of target and no bonus will exceed 70% of base salary.
In addition, the Company granted Mr. Armstrong options to purchase 75,000 shares of common stock under our 2006 Long Term Incentive Plan (the “2006 Plan”). The options shall vest as follows: 37,500 options vest on the one year anniversary of the commencement date and 37,500 options shall vest if the closing price of the Company’s common stock equals or exceeds $3.00 per share for ten consecutive trading days, provided Mr. Armstrong remains in the employment of the Company as of such vesting dates. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company’s common stock, as determined pursuant to the 2006 Plan, on the date his employment agreement was executed.
Management has evaluated subsequent events through the date that the Company's financial statements were issued. Based on this evaluation, the Company has determined that no other subsequent events have occurred which require disclosure through the date that these financial statements were issued.