Form 10-Q
period 2013-12-31
DLH Holdings Corp.
filed 2014-02-05
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,602,773 shares of Common Stock, par value $.001 per share, were outstanding as of January 31, 2014

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended December 31, 2013

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	(unaudited)
	December 31, 2013	September 30, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,566	$3,408
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, including unbilled receivables of $9.7 and $9.5 million, at December 31, 2013 and at September 30, 2013	13,201	11,943
Prepaid workers’ compensation	199	358
Other current assets	462	241
Total current assets	16,428	15,950

EQUIPMENT AND IMPROVEMENTS
Furniture and equipment	139	139
Computer equipment	126	126
Computer software	423	417
Leasehold improvements	24	24
	712	706
Less accumulated depreciation and amortization	(577)	(550)
Equipment and improvements, net	135	156

GOODWILL	8,595	8,595

OTHER ASSETS
Deposit for workers' compensation insurance	—	1,030
Other assets	27	27
Total other assets	27	1,057

TOTAL ASSETS	$25,185	$25,758

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	(unaudited)
	December 31, 2013	September 30, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loan payable	$940	$951
Current portion of capital lease obligations	9	22
Convertible debenture, net	—	340
Derivative financial instruments, at fair value	—	160
Accrued payroll (including $8.7 million related to unbilled receivables)	10,900	11,138
Accounts payable	1,505	370
Accrued expenses and other current liabilities	3,377	4,973
Total current liabilities	16,731	17,954

LONG TERM LIABILITIES
Other long term liability	18	20
Total long term liabilities	18	20

Total liabilities	16,749	17,974

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,610 at December 31, 2013 and 9,320 at September 30, 2013, outstanding 9,603 at December 31, 2013 and 9,318 at September 30, 2013	9	9
Additional paid-in capital	75,926	75,400
Accumulated deficit	(67,468)	(67,601)
Treasury stock, 7 shares at cost at December 31, 2013 and 2 shares at cost at September 30, 2013	(31)	(24)
Total shareholders’ equity	8,436	7,784

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,185	$25,758

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Three Months Ended
	December 31,	December 31,
	2013	2012

REVENUES	$14,477	$12,994
DIRECT EXPENSES	12,365	11,206
GROSS PROFIT	2,112	1,788

GENERAL AND ADMINISTRATIVE EXPENSES	2,020	1,849
DEPRECIATION AND AMORTIZATION	26	33

Income (loss) from operations	66	(94)

OTHER INCOME (EXPENSE)
Interest expense, net	(22)	(46)
Amortization of financing costs	(10)	(52)
Change in fair value of derivative financial instruments	99	61
Other income, net	—	3
	67	(34)

Income (loss) before income taxes	133	(128)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$133	$(128)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) per share	$0.01	$(0.01)
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	9,494	9,286
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	9,549	9,286

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	(unaudited)
	For the Three Months Ended
	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$133	$(128)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization including financing costs	36	85
Change in fair value of derivative financial instruments	(99)	(61)
Non cash equity grants	217	90
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	(1,258)	931
Prepaid workers' compensation and other current assets	(62)	(224)
Other assets	1,030	—
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(697)	79
Other long term liabilities	(2)	(41)
Net cash (used in)/provided by operating activities	(702)	731

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and improvements	(6)	(9)
Net cash used in investing activities	(6)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on bank loan payable	(11)	(547)
Rights offering expenses	—	(6)
Proceeds from exercise of warrants	52	—
Repayments of capital lease obligations	(14)	(12)
Net repayment on convertible debentures	(140)	—
Purchases of treasury stock	(21)	—
Cash flows from discontinued operation	—	(7)
Net cash used in financing activities	(134)	(572)

Net (decrease)/increase in cash and cash equivalents	(842)	150

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,408	3,089
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,566	$3,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$92	$97
Cash paid during the period for income taxes	$—	$13

The accompanying notes are an integral part of these consolidated financial statements.

DLH, HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (UNAUDITED)

(1) ORGANIZATION AND BUSINESS:

For more than 25 years, DLH Holdings Corp. ("DLH"), has provided professional services to the U.S. Government. Headquartered in Atlanta, Georgia, DLH employs over 1,200 skilled technicians, logisticians, engineers, healthcare and support personnel at more than 25 locations around the United States. DLH’s operating subsidiary, DLH Solutions, Inc., is organized into three broad integrated business areas: Healthcare Delivery Solutions, Logistics & Technical Services, and Contingency / Staff Augmentation Services. Our customers, a majority of whom are within the Departments of Defense ("DoD") and Veterans Affairs ("DVA"), benefit from proven leadership processes, technical excellence and differentiation, and cost management. The remaining portion of DLH's business is comprised of customers within the Center for Disease Control and Prevention, Departments of Justice, Agriculture, Interior and Federal Emergency Management Agency, at locations throughout the United States.
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
At December 31, 2013, the Company had a net working capital deficit of approximately $0.3 million and an accumulated deficit of approximately $67.5 million. For the three months ended December 31, 2013, the Company realized operating income of approximately $66 thousand and net income of approximately $133 thousand.

As described further in Note 5, the Company has a credit facility with Presidential Financial Corporation which provides a maximum amount of $6,000,000 and includes a maximum amount available under the unbilled facility of $1,000,000. However, as described in greater detail in Note 5 below, the Company’s ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions. Presently, the maximum availability under this loan facility is $3,000,000, subject to eligible accounts receivable.  At December 31, 2013, the amount of unused availability was approximately $1.1 million. The amount outstanding on the loan facility as of December 31, 2013 was $0.9 million.

Management believes, at present, that: (a) cash and cash equivalents of approximately $2.6 million as of December 31, 2013; b) the amount available under its line of credit (which is limited to the amount of eligible assets); (c) forecasted operating cash flow; (d) certain liabilities not expected to be settled in cash (see Note 3) in fiscal 2014; and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company's ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government. For the fiscal year ended September 30, 2013 and for the three months ended December 31, 2013, the Company derived approximately 96% and 97%, respectively, of its revenue from various contracts awarded by the DVA, the substantial majority of which relate to our provision of healthcare and logistics services to the DVA Consolidated Mail Outpatient Pharmacy (CMOP) program. As of December 31, 2013, these awards from the DVA have anticipated periods of performance ranging from approximately three to up to five years. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under these awards. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, expected settlement amounts of accounts receivable, measurement of prepaid workers’ compensation, valuation allowances established against accounts receivable and deferred tax assets,  measurement of payroll tax contingencies, accounts payable, workers’ compensation claims, and accrued expenses and the valuation of derivative financial instruments associated with debt agreements. In addition, the Company estimates overhead charges and allocates such charges throughout the year.  Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations.

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

Goodwill

In accordance with applicable accounting standards, DLH does not amortize goodwill. DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2013, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2013. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. For the three months ended December 31, 2013, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill.  If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2013 and 2012, the Company recorded a 100% valuation allowance against its net deferred tax assets.

The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. The Company conducts business solely in the U.S. and, as a result, also files income taxes in various states and other jurisdictions. Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company’s income tax returns for years subsequent to fiscal 2010 are currently open, by statute, for review by authorities. However, there are no examinations currently in progress and the Company is not aware of any pending audits.

Stock-Based Compensation

Compensation costs for the portion of equity awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of December 31, 2013 and 2012, there was approximately $351 thousand and $208 thousand, respectively, remaining unrecognized compensation expense related to non-vested stock based awards to be recognized in future periods.

Certain awards vest upon satisfaction of certain performance criteria. As permitted, the Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

Stock Options, Warrants and Restricted Stock

For options that vest based on the Company’s common stock achieving certain performance criteria, the Company values these awards with a binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation cost is recognized over the derived service period determined in the valuation.

From time to time, the Company grants restricted stock awards to non-employee directors and employees under existing plans. The Company recognizes non-cash compensation expense over the various vesting periods.

Stock compensation expense totaled $217 thousand for all awards for the three month period ended December 31, 2013 and totaled $90 thousand for all awards for the three months ended December 31, 2012.

On November 8, 2013, the Management Resources and Compensation Committee (the “Committee”) of the Board of Directors approved for the Company’s named executive officers (the “Executive Officers”) equity awards under the Company’s 2006 Long Term Incentive Plan, as amended (the “2006 Plan”) based upon individual and corporate performance during the fiscal year ended September 30, 2013. The stock options (i) have a ten-year term, (ii) have an exercise price equal to the fair market value of the Company’s common stock as determined pursuant to the 2006 Plan, as reported on NASDAQ, on the date of grant ($1.395), and (iii) vest as follows:

(a) 50% of the options granted will vest at such time as the Company’s common stock has a closing price of at least $3.00 per share for ten consecutive trading days; and

(b) 50% of the options granted will vest on the achievement of certain financial and/or business performance objectives as determined by the Committee for the fiscal year ending September 30, 2014.

The options were awarded in the following amounts to the Executive Officers: Mr. Parker was granted 100,000 options and each of Ms. JohnBull, Mr. Armstrong and Mr. Wilson were granted 75,000 options. Further, the Management Resources and Compensation Committee allocated a pool of options for distribution to non-executive employees of the Company, subject to the same terms and pursuant to the recommendations of the executive management team. Accordingly, 42,000 additional options were granted to non-executive employees of the Company.

As further described in Note 9, 175,000 options were awarded in connection with extensions of the employment agreements of certain members of the executive management team.

Warrants are issued from time-to-time to non-employee third parties in order to induce then to enter in certain transactions with the Company. The Company recognizes non-cash expense related to such activity over the estimated period of performance.

Effective as of November 25, 2013, the Company granted an aggregate of 80,000 shares of restricted stock to its non-executive directors, consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The shares vested immediately and stock expense of $108,800 was recognized in the three months ended December 31, 2013.  Additionally, at December 31, 2013, there were 52,500 shares of unvested restricted stock outstanding from prior year grants to non-executive directors.  There is $150,000 of unrecognized expense related to these unvested restricted stock awards.

The stock option activity for the three months ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2013	1,612,500	$1.15	7.9	$388,000
Granted	605,000	$1.35
Options outstanding, December 31, 2013	2,217,500	$1.21	8.4	$792,000

At December 31, 2013, there were 462,500 options outstanding that were vested and exercisable and an additional 1,755,000 options outstanding that vest to the recipients when the market value of the Company’s stock achieves and maintains defined levels.

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

Changes in Shareholders’ Equity

The following are the changes in Shareholders’ Equity for the three months ended December 31, 2013:
(Amounts in Thousands)

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
BALANCE, September 30, 2013	9,318	$9	$75,400	$(67,601)	2	$(24)	$7,784
Director restricted stock grants	80		109				109
Expense related to employee stock option grants			108				108
Exercise of convertible debenture	168		210				210
Exercise of warrants	54		113				113
Repurchase and cancellation of shares	(12)		(14)				(14)
Repurchase of shares	(5)				5	(7)	(7)
Net loss				133			133
BALANCE, December 31, 2013	9,603	$9	$75,926	$(67,468)	7	$(31)	$8,436

On September 18, 2013, we announced that our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to $350,000 of shares of our common stock through open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, privately negotiated transactions, or other means. This repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. Through December 31, 2013, the Company repurchased an aggregate of 17,275 shares of its common stock pursuant to a trading plan entered into by the Company in September 2013 in accordance with Rules 10b5-1 and 10b-18. The average price for all shares repurchased under the program during the quarter ended December 31, 2013 was $1.20 per share. As of December 31, 2013, there is a total of $329,307 remaining for repurchases under the program

Fair Value of Financial Instruments

The Company has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at December 31, 2013 and September 30, 2013 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.  In addition, the Company has historically presented certain common stock warrants and embedded conversion features associated with Convertible Debentures and accounts for such derivative financial instruments at fair value. As further described in Note 6, those convertible debentures matured and the common stock warrants were exercised in the three months ended December 31, 2013.

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

The effects of common stock equivalents of 2,182,804 and 1,686,346 are anti-dilutive for the three months ended December 31, 2013 and 2012, respectively.

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	December 31,
	2013	2012
Numerator:
Net income (loss)	$133	$(128)
Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	9,494	9,286
Effect of dilutive securities:
Stock options and restricted stock	55	—
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	9,549	9,286

Net income (loss) per share - basic	$0.01	$(0.01)
Net income (loss) per share - diluted	$0.01	$(0.01)

(3)   COMMITMENTS AND CONTINGENCIES:

Potential Contractual Billing Adjustments
Revenues related to retroactive billings in 2008 from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectibility was reasonably assured based on historical practices with, and contractual requirements of, the DVA. The related direct costs, principally comprised of salaries and benefits, were accrued to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.
During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of 10.1 million related to these non-recurring arrangements. At December 31, 2013 and September 30, 2013, the amount of the remaining accounts receivable with the DVA approximated 9.3 million and accrued liabilities for salaries to employees and related benefits totaled 8.7 million. The 9.3 million in accounts receivable was unbilled to the DVA at December 31, 2013 and September 30, 2013.

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

The Company continues to support the Government’s review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. The additional indirect costs and fees are estimated to be between 0.4 million and 0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts the Company may receive will be within the range specified above.

Payroll Taxes

From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. Through the fiscal year ended

September 30, 2009, DLH worked with the IRS to resolve these discrepancies and had certain interest and penalty claims abated. DLH also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes it has fully responded to the notices issued.  DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.4 million at December 31, 2013 and at September 30, 2013) has been recorded in accrued expenses and other current liabilities and includes estimated accrued penalties and interest totaling approximately $600,000.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and may incur possible additional penalties through the future date that this obligation is settled. However, it is not currently possible to estimate what, if any, additional amount(s) may be due in the future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2013 or year to date in fiscal 2014. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company’s intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company’s future cash flows and liquidity could therefore be materially affected by this matter.

Legal Proceedings

As the Company has previously reported, it was advised of a claim by the U.S. Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. On December 12, 2013, the Company was further advised by the U.S. Attorney that, after a review of the merits of the complaint, the U.S. Department of Justice declined to intervene and the claim has been dismissed in its entirety.

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

(4)    PREPAID WORKERS’ COMPENSATION:

As part of the Company’s discontinued PEO operations, DLH had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to DLH. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, review by the insurer, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience and after giving effect to agreed-upon adjustments, DLH estimates that at December 31, 2013, the remaining prepaid asset of approximately $0.2 million will be received within the next twelve months.

(5)    DEBT:

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
In December 2013, the Loan Agreement was further modified to permit letters of credit to be issued under the overall credit facility, subject to availability provided by eligible billed and unbilled accounts receivable and further subject to a limit of $1.03 million.
Under the Loan and Security Agreement, interest accrues at the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding.   The interest rate on the Accounts Receivable portion of the loan was 5.2% at both December 31, 2013 and 2012.  The interest rate on the Unbilled Accounts portion was 7.2% at both December 31, 2013 and 2012. At December 31, 2013, based on current eligible accounts receivable, the amount of the unused availability under the line was $1.1 million. The amount outstanding as of December 31, 2013 was $0.9 million.

The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company’s ability to engage in certain transactions. Among other matters, under the loan agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness.  The Lender agreed to eliminate the tangible net worth covenant as part of the Fifth Amendment. Either party may terminate the Loan Agreement at any time upon 60 days written notice, and the Loan Agreement provides for customary events of default following which the Lender may, at its option, immediately terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company's circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral. At present, the Company has not experienced, and the financial institution has not declared, an event of default.

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

(6)     EQUITY AND CONVERTIBLE DEBENTURES FINANCING:

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

The Warrants were exercisable at a price of $0.96 until June 2016 and the conversion rate of the convertible debentures was $1.25. In October 2013, Wynnefield Partners Small Cap Value, L.P. I, the holder of a principal amount of $210,000 of convertible debentures elected to convert such debentures in full into 168,000 shares of common stock. The $140,000 balance of the convertible debentures plus accrued interest was paid at maturity on October 28, 2013. In addition, in October 2013, the holders of the Warrants exercised such Warrants in full for 53,846 shares of common stock. A non-recurring gain of $119 thousand was recognized related to the closure of the convertible debt. Additionally, expense of $20 thousand was recorded in the three months ended December 31, 2013, related to fair valuation of the warrants. The accrued liability of $61 thousand with respect to the fair value of the warrants was reflected as additional paid in capital upon their exercise. The shares of the Company’s common stock s issued upon conversion of the debentures were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The shares of the Company’s common stock s issued upon exercise of the Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

(7)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

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
(8)   ECONOMIC DEPENDENCY:

A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended December 31, 2013 and 2012, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue.  Within the U.S. Government, our largest customer in the fiscal quarter ended December 31, 2013 continued to be the DVA, accounting for 97% and 96% of revenue in the fiscal quarters ended December 31, 2013 and 2012, respectively, and with whom the Company held over a dozen contracts and/or task orders for logistics, pharmaceutical, and medical services, all subject to the Federal Acquisition Regulations.  Accordingly, DLH remains particularly dependent on the continuation of its relationship with the DVA.

(9) EMPLOYMENT AGREEMENTS:

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
(10) SUBSEQUENT EVENTS:

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
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Reform Act”), Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). DLH desires to avail itself of certain “safe harbor” provisions of the 1995 Reform Act and is therefore including this special note to enable DLH to do so. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements included in this report involve known and unknown risks, uncertainties and other factors which could cause DLH’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. We based these forward-looking statements on our current expectations and best estimates and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. The following factors (among others) could cause our actual results to differ materially from those implied by the forward-looking statements in this report: our ability to secure contract awards, including the ability to secure renewals of contracts under which we currently provide services; our ability to enter into contracts with United States Government facilities and agencies on terms attractive to us and to secure orders related to those contracts; changes in the timing of orders for and our placement of professionals and administrative staff; the overall level of demand for the services we provide; the variation in pricing of the contracts under which we place professionals; our ability to manage growth effectively; the performance of our management information and communication systems; the effect of existing or future government legislation and regulation; changes in government and customer priorities and requirements (including changes to respond to the priorities of Congress and the Administration, budgetary constraints, and cost-cutting initiatives, such as the implementation of spending cuts (sequestration) under the Budget Control Act of 2011); economic, business and political conditions domestically (including the impact of uncertainty regarding U.S. debt limits and actions taken related thereto); government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the results of government audits and reviews; the impact of medical malpractice and other claims asserted against us; the disruption or adverse impact to our business as a result of a terrorist attack; the loss of key officers, and management personnel; the competitive environment for our services; the effect of recognition by us of an impairment to goodwill and intangible assets; other tax and regulatory issues and developments;  the effect of adjustments by us to accruals for self-insured retentions; our ability to obtain any needed financing; our ability to attract and retain sales and operational personnel; and the effect of other events and important factors disclosed previously and from time to time in DLH’s filings with the U.S. Securities and Exchange Commission. Other factors that could cause actual results to differ from those implied by the forward-looking statements in this Quarterly Report on Form 10-Q are set forth in our Annual Report on Form 10-K for the year ended September 30, 2013, and our other reports filed with the SEC, including this Quarterly Report on Form 10-Q. In light of the significant risks and uncertainties inherent in the forward looking statements included in the Company’s reports, the inclusion of such statements should not be regarded as a representation by or on behalf of the Company that the objectives and plans of the Company will be achieved and you are cautioned not to place undue reliance on forward-looking statements.  We undertake no obligation to update any forward-looking statement or statements in this filing to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from such estimates.  These estimates and assumptions are affected by the application of our accounting policies. Critical policies and practices are both most important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.  See Note 2, page F-8 of DLH’s 2013 Annual Report on Form 10-K for the year ended September 30, 2013, as well as “Critical Accounting Policies and Estimates” beginning on page 21 therein for a discussion of our critical accounting policies and estimates. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results.  We consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows:

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
Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. For the three months ended December 31. 2013, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At December 31, 2013 and December 31, 2012, the Company recorded a 100% valuation allowance against its net deferred tax assets.

The Financial Accounting Standards Board (“FASB”) has issued authoritative guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosures. The Company conducts business solely in the U.S. and, as a result, also files income taxes in various states and other jurisdictions. Given the substantial net operating losses and the related valuation allowance established against such amounts, the Company has concluded that it does not have any uncertain tax positions. There have been no income tax related interest or penalties for the periods presented in these consolidated financial statements. In the normal course of business, the Company and its subsidiaries are subject to examination by Federal and state taxing authorities. The Company’s income tax returns for years subsequent to fiscal 2010 are currently open, by statute, for review by authorities. However, there are currently no examinations in progress and the Company is not aware of any pending audits.

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
Healthcare Delivery Solutions
 The Healthcare Delivery Solutions business unit provides a broad continuum of care for our nation's servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. Healthcare Delivery Solutions is one of our strategic focus areas for growth and a major business area that DLH Solutions services. As more and more Federal and DoD programs increase their performance-based requirements, DLH Solutions' workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumatic brain injury management, medical systems analysis, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies. For the fiscal year ended September 30, 2013 and the three months ended December 31, 2013, approximately 54% and 53% of our revenue, respectively, was derived from the Healthcare Delivery Solutions business unit.

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
Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. For the fiscal year ended September 30, 2013 and the three months ended December 31, 2013, approximately 45% and 46% of our revenue, respectively, was derived from the Logistics & Technical Services business unit.

Contingency/Staff Augmentation
The Contingency/Staff Augmentation business unit provides disaster and emergency response services and civilian workforce augmentation services. General staffing and selective recruitment process outsourcing are key components of this service area. For both the fiscal year ended September 30, 2013 and the three months ended December 31, 2013, less than 1% of revenue was derived from the Contingency/Staff Augmentation line of service.
Recent Business Trends

The overall Federal government market today continues to be best characterized as "uncertain". This uncertainty has caused both the market and some of our prospective competitors to revisit their strategies with regard to this space. Headlines have been dominated by sequestration, deficit reduction, budget cuts, the debt ceiling, and the like. Nonetheless, DLH continues to see strong bipartisan and Pentagon support for our strategic addressable markets within the DoD and Department of Veterans Affairs. We do not expect significant impacts from sequestration or federal budget cuts to our existing contracts with the Department of Veterans Affairs or the Department of Defense. In addition, we continue to target programs and agencies that we believe are likely to maintain a large addressable long-term market. From an overall budget perspective, it remains likely that government discretionary spending will be constrained for several years to come. The budget agreement reached by the House and Senate in December 2013 provided measured relief from sequestration impacts and precluded the use of continuing resolutions to fund government programs, as has been the recent practice. Nonetheless, substantial budgetary challenges remain for the industry. Although specific funding priorities are subject to change from year to year, we believe that our strategic business alignment around selected military and veterans healthcare & health IT and logistics sustainment services allows us to remain well-placed to expand within what we consider to be top national priority programs and budget areas.

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

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	For the Three Months Ended
	December 31,	December 31,
Condensed Consolidated Statement of Operations:	2013	2012
Revenues	100.0%	100.0%
Direct expenses	85.4%	86.2%
Gross profit	14.6%	13.8%
General and administrative	14.0%	14.2%
Depreciation and amortization expense	0.2%	0.3%
Income (loss) from operations	0.4%	(0.7)%
Other income (expense)	0.5%	(0.3)%
Income (loss) before income taxes	0.9%	(1.0)%
Income tax expense	—%	—%
Net income (loss)	0.9%	(1.0)%

Revenues

Revenues for the three months ended December 31, 2013 and 2012 were $14.5 million and $13.0 million, respectively, which represents an increase of $1.5 million or 11.4% despite extended government delays in major awards. The increase in revenue is due primarily to new business awarded in 2013 and expansion on current programs.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), direct material, subcontracts, and other direct costs. Direct expenses for the three months ended December 31, 2013 and 2012 were $12.4 million and $11.2 million, respectively, which represent an increase of $1.2 million or 10.3% on higher revenue. As a percentage of revenue, direct expenses for the 2013 and 2012 periods were 85.4% and 86.2%, respectively, with the improvement attributable to favorable contract performance and cost management.

Gross Profit

Gross profit for the three months ended December 31, 2013 and 2012 was $2.1 million and $1.8 million, respectively, which represents an increase of $0.3 million or 18.1%. As a percentage of revenue, gross profit was 14.6% and 13.8%, for the three months ended December 31, 2013 and 2012, respectively. The gross profit rate benefited from new business awarded in 2013 and improved contract performance and cost management.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development.

G&A expenses for the three months ended December 31, 2013 and 2012 were $2.0 million and $1.8 million, respectively, an increase of $0.2 million or 9.2%.  Non-cash stock option expense was a significant contributor to the increase in G&A expenses, as those costs were $0.2 million and $0.1 million for the three months ended December 31, 2013 and 2012, respectively.

As a percent of revenue, G&A expenses were 14.0% and 14.2% for the three months ended December 31, 2013 and 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expense was approximately $26 thousand and $33 thousand for the three months ended December 31, 2013 and 2012, respectively.

Income (Loss) from Operations

Income from operations for the three months ended December 31, 2013 was approximately $66 thousand as compared to loss from operations for the three months ended December 31, 2012 of approximately $(94) thousand.  The improvement in income from operations results from improved gross profit described above.

Other Income (Expense)

Other income (expense), net was $67 thousand for the three months ended December 31, 2013 as compared to $(34) thousand for the three months ended December 31, 2012. The improvement is due principally to a gain recognized on the maturity of the derivative financial instruments associated with our convertible debentures.

Income Tax

The Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize a benefit from its deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the three months ended December 31, 2013 and 2012, the Company recognized no tax expense.

Net Income (Loss)

Net income for the three months ended December 31, 2013 was $133 thousand, or $0.01 per basic and diluted share, as compared to net loss of $(128) thousand or $(0.01) per basic and diluted share for the three months ended December 31, 2012. This improvement is due principally to increased gross profit as described in the preceding paragraphs.

Other Data

Earnings (Loss) Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the three months ended December 31, 2013 was $309 thousand as compared to $29 thousand for the three months ended December 31, 2012, due principally to the increased gross profit described above.

(1)  We present Adjusted EBITDA as a supplemental non-GAAP measure of our performance. We define Adjusted EBITDA as net income (loss) plus (i) interest and other expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses — equity grants. This non-GAAP measure of our performance is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company’s Board utilize this non-GAAP measure to make decisions about the use of the Company’s resources, analyze performance between periods, develop internal projections and measure management performance. We believe that this non-GAAP measure is useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance. By providing this non-GAAP measure, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. This non-GAAP financial measure is limited in its usefulness and should be considered in addition to, and not in lieu of, US GAAP financial measures. Further, this non-GAAP measure may be unique to the Company, as it may be different from the definition of non-GAAP measures used by other companies. A reconciliation of Adjusted EBITDA with net loss from continuing operations is as follows:

	For the three months ended December 31,
	2013	2012
Net income (loss)	$133	$(128)
(i) Interest and other (income) expenses, net	(67)	34
(ii) Provision for taxes	—	—
(iii) Depreciation and amortization	26	33
(iv) G&A expenses — equity grants	217	90
EBITDA adjusted for other non-cash charges	$309	$29

Potential Contractual Billing Adjustments
Revenues related to retroactive billings in 2008 from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectibility was reasonably assured based on historical practices with, and contractual requirements of, the DVA. The related direct costs, principally comprised of salaries and benefits, were accrued to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees.
During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of 10.1 million related to these non-recurring arrangements. At December 31, 2013 and September 30, 2013, the amount of the remaining accounts receivable with the DVA approximated 9.3 million and accrued liabilities for salaries to employees and related benefits totaled 8.7 million. The 9.3 million in accounts receivable was unbilled to the DVA at December 31, 2013 and September 30, 2013.

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

The Company continues to support the Government’s review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. The additional indirect costs and fees are estimated to be between 0.4 million and 0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts the Company may receive will be within the range specified above.

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
Certain entities affiliated with Wynnefield Capital, Inc., the Company’s largest stockholder, owned warrants to purchase 53,846 shares of common stock and an aggregate principal amount of $350,000 of convertible debentures, which were due October 28, 2013. The Warrants were exercisable at a price of $0.96 until June 2016 and the conversion rate of the convertible debentures was $1.25. On October 28, 2013, $350,000 of outstanding convertible debentures held by affiliates of Wynnefield Capital, Inc. became due and upon maturity, the principal amount of $210,000 of convertible debentures was converted into 168,000 shares of common stock and the principal amount of $140,000 on the remaining debenture was repaid in full. In addition, in October 2013, the holders of the Warrants exercised such Warrants in full for 53,846 shares of common stock. The shares of the Company’s common stock s issued upon conversion of the debentures were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The shares of the Company’s common stock s issued upon exercise of the Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

 For the three months ended December 31, 2013, the Company generated operating income of $66 thousand and net income of approximately $133 thousand. At December 31, 2013, the Company had $2.6 million in available cash and cash equivalents, $1.1 million loan available on its line of credit, and $0.9 million loan payable on the same line of credit. The Company anticipates that it will continue to rely on operating cash flow and periodic funding, to the extent available from its line of credit, to sustain the operations of the Company. At December 31, 2013, the Company had a net working capital deficit of approximately $0.3 million and an accumulated deficit of approximately $67.5 million.

Management believes, at present, that: (a) cash and cash equivalents of approximately $2.6 million as of December 31, 2013; (b) the amounts available under its line of credit (which is limited to the amount of eligible assets); (c) forecasted operating cash flow; (d) certain liabilities not expected to be settled in cash (see Note 3) in fiscal 2014; and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company's ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government. For the fiscal year ended September 30, 2013 and for the three months ended December 31, 2013, the Company derived approximately 96% and 97%, respectively, of its revenue from various contracts awarded by the DVA, the substantial majority of which relate to our provision of healthcare and logistics services to the DVA Consolidated Mail Outpatient Pharmacy (CMOP) program. As of December 31, 2013, these awards from the DVA have anticipated periods of performance ranging from approximately three to up to five years. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under these awards. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA.

Repurchase Program

On September 18, 2013, we announced that our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to $350,000 of shares of our common stock through open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, privately negotiated transactions, or other means. During the fiscal quarter ended December 31, 2013, the Company repurchased a total of 17,275 shares of its common stock pursuant to a trading plan entered into by the Company in September 2013 in accordance with Rules 10b5-1 and 10b-18. The average price for all shares repurchased under the program to date was $1.20 per share. As of December 31, 2013, there is a total of $329,307 remaining for repurchases under the program.

Cash from operating activities

Net cash used for operating activities for the three months ended December 31, 2013 was $(702) thousand.  The net cash provided by operating activities for the three months ended December 31, 2012 was $731 thousand.  The change in cash flow from operations is a function of the timing of collections on our largest contracts at quarter end. For all periods presented, collections on accounts receivable were within terms of the contracts.

Cash from investing activities

Net cash used in investing activities for the three months ended December 31, 2013 and 2012 was $(6) thousand and $(9) thousand, respectively.

Cash from financing activities

Net cash used in financing activities for the three months ended December 31, 2013 and 2012 was $(134) thousand and $(572) thousand, respectively.

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
In December 2013, the Loan Agreement was further modified to permit letters of credit to be issued under the overall credit facility, subject to availability, provided by eligible billed and unbilled accounts receivable and further subject to a limit of $1.03 million.
Under the Loan and Security Agreement, interest accrues at the greater of (a) 3.25% or (b) (i) 1.95% above the Wall Street Journal Prime rate on the accounts receivable portion of the credit line and (ii) 3.95% above the Wall Street Journal Prime rate on the unbilled accounts portion. In addition, DLH Solutions will pay certain other related fees and expense reimbursements including a monthly service charge of 0.65% based on the average daily loan balance which shall accrue daily and be due and payable on the last day of each month so long as the Loan Agreement is outstanding. The interest rate on the Accounts Receivable portion of the loan was 5.2% at both December 31, 2013 and 2012.  The interest rate on the Unbilled Accounts portion was 7.2% at both December 31, 2013 and 2012. At December 31, 2013, based on current eligible accounts receivable, the amount of the unused availability under the line was $1.1 million. The amount outstanding as of December 31, 2013 was $0.9 million.

The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company's ability to engage in certain transactions. Among other matters, under the loan agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) enter into any transaction outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) incur any debt outside the ordinary course of business; (vii) pay or declare any dividends or other distributions; or (viii) redeem, retire or purchase any of our equity interests exceeding $50,000. Further, without the consent of the Lender, the Company is also restricted from making any payments in respect of other outstanding indebtedness. The Lender agreed to eliminate the tangible net worth covenant as part of the Fifth Amendment. Either party may terminate the Loan Agreement at any time upon 60 days written notice, and the Loan Agreement provides for customary events of default following which the Lender may, at its option, immediately terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company's circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral. At present, the Company has not experienced, and the financial institution has not declared, an event of default.
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
Payroll Taxes

DLH has received notices from the Internal Revenue Service ("IRS") claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, DLH worked with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.4 million at December 31, 2013 and September 30, 2013) has been recorded in accrued expenses and other current liabilities and includes estimated accrued penalties and interest totaling approximately $0.6 million.
The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and may incur possible additional penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in the future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2014 and 2013. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company's intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company's future cash flows and liquidity could therefore be materially affected by this matter.
Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Loan Payable (1)	$949	$949	$—	$—
Operating Leases	430	170	208	52
Total Obligations	$1,379	$1,119	$208	$52

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

Recently Issued Accounting Pronouncements Affecting the Company

Refer to Note 7 under Item 1, Financial Statements, for a detailed disclosure regarding Recent Accounting Pronouncements.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1:         LEGAL PROCEEDINGS

As the Company has previously reported, it was advised of a claim by the U.S. Attorney based on an alleged failure to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. On December 12, 2013, the Company was further advised by the U.S. Attorney that, after a review of the merits of the complaint, the U.S. Department of Justice declined to intervene and the claim has been dismissed in its entirety.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2013 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.

Registrant Repurchases of Securities

The following table provides certain information with respect to our purchases of shares of our common stock during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2013	11,700	$1.1749	11,700	$336,253
November 2013	3,725	1.2638	14,975	332,114
December 2013	2,300	1.2205	17,275	329,307
Fiscal quarter ended December 31, 2013	17,275	$1.1979	17,275	$329,307

(1)
On September 18, 2013, we announced that our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to $350,000 of shares of our common stock through open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, privately negotiated transactions, or other means. This repurchase program does not have an expiration date. The repurchases included in the above table were repurchased pursuant to a trading plan entered into by the Company in September 2013 in accordance with Rules 10b5-1 and 10b-18.

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

Exhibit			Incorporated by Reference			Filed
Number		Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	#	Employment Agreement with Kevin Wilson	8K	10/3/13	10.1

10.2	#	Form of Option Agreement Granted to Named Executive Officers as of November 8, 2013				X

10.3	#	Employment Agreement with John F. Armstrong	8K	12/3/13	10.1

31.1		Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2		Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: February 5, 2014