Form 10-Q
period 2014-03-31
DLH Holdings Corp.
filed 2014-05-07
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,602,773 shares of Common Stock, par value $.001 per share, were outstanding as of April 30, 2014

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended March 31, 2014

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)

	(unaudited)
	March 31, 2014	September 30, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,147	$3,408
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, including unbilled receivables of $9.6 and $9.5 million, at March 31, 2014 and at September 30, 2013	12,488	11,943
Prepaid workers’ compensation	197	358
Other current assets	475	241
Total current assets	16,307	15,950

EQUIPMENT AND IMPROVEMENTS
Furniture and equipment	139	139
Computer equipment	126	126
Computer software	430	417
Leasehold improvements	24	24
	719	706
Less accumulated depreciation and amortization	(603)	(550)
Equipment and improvements, net	116	156

GOODWILL	8,595	8,595

OTHER ASSETS
Deposit for workers' compensation insurance	—	1,030
Other assets	27	27
Total other assets	27	1,057

TOTAL ASSETS	$25,045	$25,758

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS EXCEPT PAR VALUE OF SHARES)

	(unaudited)
	March 31, 2014	September 30, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank loan payable	$576	$951
Current portion of capital lease obligations	—	22
Convertible debenture, net	—	340
Derivative financial instruments, at fair value	—	160
Accrued payroll (including $8.8 million related to unbilled receivables)	11,149	11,138
Accounts payable	1,343	370
Accrued expenses and other current liabilities	3,249	4,973
Total current liabilities	16,317	17,954

LONG TERM LIABILITIES
Other long term liability	17	20
Total long term liabilities	17	20

Total liabilities	16,334	17,974

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,610 at March 31, 2014 and 9,320 at September 30, 2013, outstanding 9,603 at March 31, 2014 and 9,318 at September 30, 2013	9	9
Additional paid-in capital	75,997	75,400
Accumulated deficit	(67,271)	(67,601)
Treasury stock, 7 shares at cost at March 31, 2014 and 2 shares at cost at September 30, 2013	(24)	(24)
Total shareholders’ equity	8,711	7,784

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,045	$25,758

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Three Months Ended
	March 31,	March 31,
	2014	2013

REVENUES	$14,745	$13,007
DIRECT EXPENSES	12,546	11,236
GROSS PROFIT	2,199	1,771

GENERAL AND ADMINISTRATIVE EXPENSES	1,947	1,729
DEPRECIATION AND AMORTIZATION	27	33

Income from operations	225	9

OTHER INCOME (EXPENSE)
Interest expense, net	(29)	(47)
Amortization of financing costs	—	(52)
Change in fair value of derivative financial instruments	—	(20)
Other income, net	1	1
	(28)	(118)

Income (loss) before income taxes	197	(109)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$197	$(109)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) per share	$0.02	$(0.01)
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	9,603	9,318
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	9,786	9,318

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	(unaudited)
	For the Six Months Ended
	March 31,	March 31,
	2014	2013

REVENUES	$29,222	$26,002
DIRECT EXPENSES	24,911	22,442
GROSS PROFIT	4,311	3,560

GENERAL AND ADMINISTRATIVE EXPENSES	3,967	3,578
DEPRECIATION AND AMORTIZATION	53	66

Income (loss) from operations	291	(84)

OTHER INCOME (EXPENSE)
Interest expense, net	(51)	(93)
Amortization of financing costs	(10)	(106)
Change in fair value of derivative financial instruments	99	41
Other income, net	1	5
	39	(153)

Income (loss) before income taxes	330	(237)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$330	$(237)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) per share	$0.03	$(0.03)
WEIGHTED AVERAGE BASIC SHARES OUTSTANDING	9,548	9,301
WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING	9,651	9,301

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	(unaudited)
	For the Six Months Ended
	March 31,	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$330	$(237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization including financing costs	63	172
Change in fair value of derivative financial instruments	(99)	(41)
Non cash equity grants	295	129
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	(545)	38
Prepaid workers' compensation and other current assets	(73)	(198)
Other assets	1,030	—
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(740)	223
Other long term liabilities	(3)	(42)
Net cash provided by operating activities	258	44

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and improvements	(13)	(9)
Net cash used in investing activities	(13)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments)/borrowing on bank loan payable	(375)	113
Rights offering expenses	—	(9)
Proceeds from exercise of warrants	52	—
Repayments of capital lease obligations	(22)	(25)
Net repayment on convertible debentures	(140)	—
Purchases of treasury stock	(21)	—
Cash flows from discontinued operation	—	(7)
Net cash (used in)/provided by financing activities	(506)	72

Net (decrease)/increase in cash and cash equivalents	(261)	107

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,408	3,089
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,147	$3,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$106	$45
Cash paid during the period for income taxes	$—	$11

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
At March 31, 2014, the Company had a net working capital deficit of approximately $10 thousand and an accumulated deficit of approximately $67.3 million. For the six months ended March 31, 2014, the Company realized operating income of approximately $291 thousand and net income of approximately $330 thousand.

As described further in Note 5, the Company has a credit facility with Presidential Financial Corporation which provides a maximum amount of $6,000,000 and includes a maximum amount available under the unbilled facility of $1,000,000. However, as described in greater detail in Note 5 below, the Company’s ability to borrow against the increased available credit is subject to the satisfaction of a number of conditions. Presently, the maximum availability under this loan facility is $3,000,000, subject to eligible accounts receivable.  At March 31, 2014, the amount of unused availability was approximately $0.5 million. The amount outstanding on the loan facility as of March 31, 2014 was $0.6 million.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.1 million as of March 31, 2014; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); (c) forecasted operating cash flow; (d) certain liabilities not expected to be settled in cash (see Note 3) in fiscal 2014; and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company's ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government. For the fiscal year ended September 30, 2013 and for the six months ended March 31, 2014, the Company derived approximately 97% of its revenue from various contracts awarded by the DVA, the substantial majority of which relate to our provision of healthcare and logistics services to the DVA Consolidated Mail Outpatient Pharmacy (CMOP) program. As of March 31, 2014, these awards from the DVA have anticipated periods of performance ranging from approximately three to up to five years. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under these awards. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA.

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended September 30, 2013.
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

Goodwill

In accordance with applicable accounting standards, DLH does not amortize goodwill. DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2013, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the

Company has concluded that no impairment loss was warranted at September 30, 2013. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. For the six months ended March 31, 2014, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill.  If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2014 and 2013, the Company recorded a 100% valuation allowance against its net deferred tax assets.

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

Stock-Based Compensation

Compensation costs for the portion of equity awards (for which the requisite service has not been rendered) that are outstanding are recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. As of March 31, 2014 and 2013, there was approximately $273 thousand and $170 thousand, respectively, remaining unrecognized compensation expense related to non-vested stock based awards to be recognized in future periods.

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

Stock compensation expense totaled $78 thousand for all awards, excluding directors' awards, for the three month period ended March 31, 2014 and totaled $38 thousand for all awards for the three months ended March 31, 2013.

 Stock compensation expense totaled $186 thousand for all awards, excluding directors' awards, for the six month period ended March 31, 2014 and totaled $129 thousand for all awards for the three months ended March 31, 2013.

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

During the quarter ended December 31, 2013, 175,000 options were awarded in connection with extensions of the employment agreements of certain members of the executive management team.

Warrants are issued from time-to-time to non-employee third parties in order to induce then to enter in certain transactions with the Company. The Company recognizes non-cash expense related to such activity over the estimated period of performance.

Effective as of November 25, 2013, the Company granted an aggregate of 80,000 shares of restricted stock to its non-executive directors, consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The shares vested immediately and stock expense of $108,800 was recognized in the three months ended December 31, 2013.  Additionally, at March 31, 2014, there were 52,500 shares of unvested restricted stock outstanding from prior year grants to non-executive directors.  There is $150,000 of unrecognized expense related to these unvested restricted stock awards.

The stock option activity for the six months ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding, September 30, 2013	1,612,500	$1.15	7.9	$388,000
Granted	605,000	$1.35
Cancelled	(63,000)	$1.35
Options outstanding, March 31, 2014	2,154,500	$1.20	8.1	$2,904,000

At March 31, 2014, there were 462,500 options outstanding that were vested and exercisable and an additional 1,692,000 options outstanding that vest to the recipients when certain performance criteria are satisfied.

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

Changes in Shareholders’ Equity

The following are the changes in Shareholders’ Equity for the six months ended March 31, 2014:
(Amounts in Thousands)

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
BALANCE, September 30, 2013	9,318	$9	$75,400	$(67,601)	2	$(24)	$7,784
Director restricted stock grants	80		109				109
Expense related to employee stock option grants			186				186
Exercise of convertible debenture	168		210				210
Exercise of warrants	54		113				113
Repurchase and cancellation of shares	(17)		(21)				(21)
Repurchase of shares							—
Net income				330			330
BALANCE, March 31, 2014	9,603	$9	$75,997	$(67,271)	2	$(24)	$8,711

On September 18, 2013, we announced that our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to $350,000 of shares of our common stock through open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, privately negotiated transactions, or other means. This repurchase program does not have an expiration date, and we are not obligated to acquire a particular number of shares. Through March 31, 2014, the Company repurchased an aggregate of 17,275 shares of its common stock pursuant to a trading plan entered into by the Company in September 2013 in accordance with Rules 10b5-1 and 10b-18. The average price for all shares repurchased under the program during the six months ended March 31, 2014 was $1.20 per share. As of March 31, 2014, there is a total of $329,307 remaining for repurchases under the program.

Fair Value of Financial Instruments

The Company has financial instruments, principally accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at March 31, 2014 and September 30, 2013 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.  In addition, the Company has historically presented certain common stock warrants and embedded conversion features associated with Convertible Debentures and accounts for such derivative financial instruments at fair value. As further described in Note 6, those convertible debentures matured and the common stock warrants were exercised in the three months ended December 31, 2013.

Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method.

The effects of common stock equivalents of 1,991,013 and 1,686,346 are anti-dilutive for the three months ended March 31, 2014 and 2013, respectively. The effects of common stock equivalents of 2,071,092 and 1,686,346 are anti-dilutive for the six months ended March 31, 2014 and 2013, respectively.

The following table sets forth the calculation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$197	$(109)	$330	$(237)
Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	9,603	9,318	9,548	9,301
Effect of dilutive securities:
Stock options and restricted stock	183	—	103	—
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	9,786	9,318	9,651	9,301

Net income (loss) per share - basic	$0.02	$(0.01)	$0.03	$(0.03)
Net income (loss) per share - diluted	$0.02	$(0.01)	$0.03	$(0.03)

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
During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At March 31, 2014 and September 30, 2013, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at March 31, 2014 and September 30, 2013.

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

Payroll Taxes

From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. Through the fiscal year ended

September 30, 2009, DLH worked with the IRS to resolve these discrepancies and had certain interest and penalty claims abated. DLH also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes it has fully responded to the notices issued.  DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.4 million at March 31, 2014 and at September 30, 2013) has been recorded in accrued expenses and other current liabilities and includes estimated accrued penalties and interest totaling approximately $600,000.

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

As a commercial enterprise and employer, the Company is subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters, other commercial disputes arising in the course of its business, and inquiries and investigations by governmental agencies regarding our employment practices or other matters. Other than previously reported, the Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.

(4)    PREPAID WORKERS’ COMPENSATION:

As part of the Company’s discontinued PEO operations, DLH had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. Payments for the policy were made to a trust monthly based on projected claims for the policy period. Interest on all assets held in the trust is credited to DLH. Payments for claims and claims expenses are made from the trust. From time-to-time, trust assets have been refunded to the Company based on Zurich’s overall assessment of claims experience and historical and projected settlements. The final amount of trust funds that could be refunded to the Company is subject to a number of uncertainties (e.g. claim settlements and experience, review by the insurer, health care costs, the extended statutory filing periods for such claims); however, based on a third party’s study of claims experience and after giving effect to agreed-upon adjustments, DLH estimates that at March 31, 2014, the remaining prepaid asset of approximately $0.2 million will be received within the next twelve months.

(5)    DEBT:

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year secured loan facility with renewal options to DLH Solutions. As described below, through a series of amendments, the Company and the Lender extended the term and increased the amount of credit available pursuant to the Loan Agreement.

In May 2012, the Company and the Lender entered into an amendment to the Loan Agreement (the “Fifth Amendment”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of

$6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. The Fifth Amendment provides for an initial sublimit under the maximum loan amount of $3,000,000 (the “Initial Sublimit”) and an adjusted sublimit of $4,000,000 (the “Adjusted Sublimit”). Pursuant to a letter agreement dated May 21, 2013, the sublimit for maximum amounts available on unbilled accounts was increased from $500,000 to $750,000. The Company’s ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions, including (i) the Company's (a) demonstrated need for the increase and (b) compliance with the Loan Agreement, and (ii) the Lender’s consent, in its sole discretion, to increase the Initial Sublimit. Presently, as the Company has not requested an increase of the Initial Sublimits, the current borrowing limits remain in effect.
In December 2013, the Loan Agreement was further modified to permit letters of credit to be issued under the overall credit facility, subject to availability provided by eligible billed and unbilled accounts receivable and further subject to a limit of $1.03 million.
In March 2014, the Company entered into a new amendment to the Loan Agreement (the “Sixth Amendment”) pursuant to which the Lender agreed to reduce the interest rate and certain of the service fees and modify the scope of the early termination fee. Pursuant to the Sixth Amendment, effective as of March 1, 2014, the interest rate was decreased to the rate of 0.75% above the greater of the Wall Street Journal Prime Rate or 3.25%. The interest rate is now the same for Accounts Receivable and Unbilled Accounts lines of credit, thereby eliminating the interest rate premium of 2% that was previously payable in respect of any advances secured by unbilled accounts receivable.

In addition, effective as of March 1, 2014, the monthly service charge was reduced from 0.65% to 0.30% of the average daily outstanding balance during the month so long as the Loan Agreement is outstanding and the collateral monitoring fee was reduced from $5,000 to $2,500 per month.  Further, pursuant to the Sixth Amendment, the current term of the Loan Agreement was extended to July 29, 2015 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. The Sixth Amendment also provides that if the Loan Agreement is terminated prior to July 29, 2015, either (i) by DLH Solutions or automatically on the commencement of an insolvency proceeding by DLH Solutions or (ii) by Lender after the occurrence of an event of default, Lender will be entitled to a termination fee of 0.5% of the maximum loan amount sublimit then in effect.

The interest rate on the Accounts Receivable portion of the loan was 4.0% at March 31, 2014, and 5.2% at March 31, 2013.  The interest rate on the Unbilled Accounts portion was 4.0% at March 31, 2014 and 7.2% at March 31, 2013.

At March 31, 2014, based on current eligible accounts receivable and unbilled accounts, our available loan reserves were $1.5 million, comprised of unused loan capacity of $0.5 million and a letter of credit reserve for $1.03 million.  The amount outstanding on our loan as of March 31, 2014 was $0.6 million.

DLH Solutions’ ability to request loan advances under the Loan Agreement is subject to (i) computation of DLH Solutions’ advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. Unbilled accounts receivable are subject to a sub-facility limit of $750,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of DLH Solutions’ cash accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto.

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

The Company remains a party to the Corporate Guaranty Agreement previously entered into with Lender pursuant to which it has guaranteed all of the obligations of DLH Solutions under the Loan Agreement.

(6)     EQUITY AND CONVERTIBLE DEBENTURES FINANCING:

As has been previously disclosed, certain entities affiliated with Wynnefield Capital, Inc., the Company’s largest stockholder, owned convertible debentures in an aggregate principal amount of $350,000 and warrants to purchase an aggregate of 53,846 shares of common stock. These instruments were issued pursuant to a debenture purchase agreement in June 2011. The Warrants were exercisable at a price of $0.96 until June 2016 and the conversion rate of the convertible debentures was $1.25.

Upon maturity on October 28, 2013, the principal amount of $210,000 of convertible debentures was converted into 168,000 shares of common stock and the principal amount of $140,000 on the remaining debenture was repaid in full. In addition, in October 2013, the holders of the Warrants exercised such Warrants in full for 53,846 shares of common stock. A non-recurring gain of $119 thousand was recognized related to the closure of the convertible debt. Additionally, expense of $20 thousand was recorded in the three months ended December 31, 2013, related to fair valuation of the warrants. The accrued liability of $61 thousand with respect to the fair value of the warrants was reflected as additional paid in capital upon their exercise. The shares of the Company’s common stock issued upon conversion of the debentures were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The shares of the Company’s common stock issued upon exercise of the Warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

(7)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY:

In July 2013, the FASB updated its guidance with respect to the presentation of unrecognized tax benefits. The guidance is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. The Company has consistently reported in compliance with this updated guidance.
In March 2014, the FASB issued technical corrections and improvements related to Glossary Terms, which include clarifications to prior guidance on numerous topics. The effective date of these revisions is immediate. The adoption of this guidance did not have a material effect on the financial statements.

(8)   ECONOMIC DEPENDENCY:

A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended March 31, 2014 and 2013, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue.  Within the U.S. Government, our largest customer in the fiscal quarter ended March 31, 2014 continued to be the DVA, accounting for 97% of revenue in the fiscal quarters ended March 31, 2014 and 2013, and with whom the Company held over a dozen contracts and/or task orders for logistics, pharmaceutical, and medical services, all subject to the Federal Acquisition Regulations.  Accordingly, DLH remains particularly dependent on the continuation of its relationship with the DVA.

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
In addition, the Company granted Mr. Wilson options to purchase 100,000 shares of common stock under the Company's 2006 Long Term Incentive Plan, as amended. The options shall vest as follows: 50,000 options vested on the commencement date of the agreement and 50,000 options shall vest on the one year anniversary of the commencement date, provided Mr. Wilson remains in the employment of the Company as of such vesting date. The options, to the extent vested, shall be exercisable for a period of ten years at the per share exercise price equal to the fair market value of the Company’s common stock, as determined pursuant to the 2006 Plan, on the date his employment agreement was executed.

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
There were no new employment agreements entered into by the Company during second quarter ended March 31, 2014.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Actual results could differ from such estimates.  These estimates and assumptions are affected by the application of our accounting policies. Critical policies and practices are both most important to the portrayal of a company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.  See Note 2, page F-8 of DLH’s Annual Report on Form 10-K for the year ended September 30, 2013, as well as “Critical Accounting Policies and Estimates” beginning on page 21 therein for a discussion of our critical accounting policies and estimates. We continually review these estimates and their underlying assumptions to ensure they are appropriate for the circumstances. Changes in the estimates and assumptions we use could have a significant impact on our financial results.  We consider the following policies and estimates to be the most critical in understanding the more complex judgments that are involved in preparing our consolidated financial statements and that could impact our results of operations, financial position, and cash flows.

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
Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. For the three months ended March 31, 2014, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the “liability” method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2014 and March 31, 2013, the Company recorded a 100% valuation allowance against its net deferred tax assets.

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
Healthcare Delivery Solutions
 The Healthcare Delivery Solutions business unit provides a broad continuum of care for our nation's servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. Healthcare Delivery Solutions is one of our strategic focus areas for growth and a major business area that DLH Solutions services. As more and more Federal and DoD programs increase their performance-based requirements, DLH Solutions' workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumatic brain injury management, medical systems analysis, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies. For the fiscal year ended September 30, 2013 and the six months ended March 31, 2014, approximately 54% and 52% of our revenue, respectively, was derived from the Healthcare Delivery Solutions business unit.

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
Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH Solutions has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies. For the fiscal year ended September 30, 2013 and the six months ended March 31, 2014, approximately 45% and 47% of our revenue, respectively, was derived from the Logistics & Technical Services business unit.
Contingency/Staff Augmentation
The Contingency/Staff Augmentation business unit provides disaster and emergency response services and civilian workforce augmentation services. General staffing and selective recruitment process outsourcing are key components of this service area. For both the fiscal year ended September 30, 2013 and the six months ended March 31, 2014, less than 1% of revenue was derived from the Contingency/Staff Augmentation line of service.
Recent Business Trends

 DLH continues to carefully follow federal budget, legislative and contracting trends and activities as we review our strategies to take these into consideration. While the recent budget actions taken by the government (notably, the Bipartisan Budget Act of 2013 and the Consolidated Appropriations Act signed by the President in January 2014) provide a more measured approach to addressing the U.S. Government’s fiscal challenges, sequestration remains a long-term concern. If not further modified, sequestration could still have significant negative impacts on our industry. Though our current customer base is largely exempt from sequestration, prospective future customers may continue to have budget pressure.

Despite the continued uncertainty surrounding U.S. Government budgets, DLH continues to see stability and growth within our sector of the Federal government market, specifically the Department of Veterans Affairs (DVA), which comprises approximately 97% of our current customer base. In March 2014, the President of the United States proposed a $163.9 billion budget for the DVA 2015 fiscal year, a 6.5 percent increase over Fiscal Year 2014, to support the VA’s goals to expand access to health care and other benefits, eliminate the disability claims backlog, and end homelessness among Veterans. The budget includes $68.4 billion in discretionary spending, largely for healthcare. The VA operates one of the largest integrated health care systems in the country with nearly 9 million enrollees. DLH also continues to see strong bipartisan and Pentagon support for our strategic addressable markets within the DoD and Department of Veterans Affairs. The DVA FY2014 - 2020 Strategic Plan includes the goal to enhance and develop trusted partnerships with the DoD and the private sector, among others. We believe that our operational efficiency and expertise is well aligned with the DVA strategic goals to manage and improve VA operations to deliver seamless and integrated support. From an overall budget perspective, it remains likely that government discretionary spending will be constrained for several years to come. Although specific funding priorities are subject to change from year to year, we believe that our strategic business alignment around selected military and veterans healthcare & health IT and logistics sustainment services allows us to remain well-placed to expand within what we consider to be top national priority programs and budget areas. Further, we will continue to target programs and agencies that we believe are likely to maintain a large addressable long-term market.

As with other companies operating in the Federal government market, the possibility remains that one or more of our targeted programs could be cut back or terminated as a result of:

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

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed as a percentage of revenue:

	Three Months Ended
	March 31,	March 31,
Condensed Consolidated Statement of Operations:	2014	2013
Revenues	100.0%	100.0%
Direct expenses	85.1%	86.4%
Gross profit	14.9%	13.6%
General and administrative	13.2%	13.3%
Depreciation and amortization expense	0.2%	0.3%
Income (loss) from operations	1.5%	—%
Other income (expense)	(0.2)%	(0.9)%
Income (loss) before income taxes	1.3%	(0.9)%
Income tax expense	—%	—%
Net income (loss)	1.3%	(0.9)%

	Six Months Ended
	March 31,	March 31,
Condensed Consolidated Statement of Operations:	2014	2013
Revenues	100.0%	100.0%
Direct expenses	85.2%	86.2%
Gross profit	14.8%	13.8%
General and administrative	13.6%	13.8%
Depreciation and amortization expense	0.2%	0.3%
Income (loss) from operations	1.0%	(0.3)%
Other income (expense)	0.1%	(0.6)%
Income (loss) before income taxes	1.1%	(0.9)%
Income tax expense	—%	—%
Net income (loss)	1.1%	(0.9)%

Revenues

Revenues for the three months ended March 31, 2014 and 2013 were $14.7 million and $13.0 million, respectively, which represents an increase of $1.7 million or 13.4%. The increase in revenue is due primarily to new business awarded in 2013 and expansion on current programs.

Revenues for the six months ended March 31, 2014 and 2013 were $29.2 million and $26.0 million, respectively, which represents an increase of $3.2 million or 12.4%. The increase in revenue is due primarily to new business awarded in 2013 and expansion on current programs.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), direct material, subcontracts, and other direct costs. Direct expenses for the three months ended March 31, 2014 and 2013 were $12.5 million and $11.2 million, respectively, which represent an increase of $1.3 million or 11.7% on higher revenue. As a percentage of revenue, direct expenses for the 2013 and 2013 periods were 85.1% and 86.4%, respectively, with the improvement attributable to favorable contract performance and cost management.

Direct expenses for the six months ended March 31, 2014 and 2013 were $24.9 million and $22.4 million, respectively, which represent an increase of $2.5 million or 11.0% on higher revenue. As a percentage of revenue, direct expenses for the 2014 and 2013 periods were 85.2% and 86.3%, respectively, with the improvement attributable to favorable contract performance and cost management.

Gross Profit

Gross profit for the three months ended March 31, 2014 and 2013 was $2.2 million and $1.8 million, respectively, which represents an increase of $0.4 million or 24.2%. As a percentage of revenue, gross profit was 14.9% and 13.6%, for the three months ended March 31, 2014 and 2013, respectively. The gross profit rate benefited from new business awarded in 2013 and improved contract performance and cost management.

Gross profit for the six months ended March 31, 2014 and 2013 was $4.3 million and $3.6 million, respectively, which represents an increase of $0.7 million or 21.1%. As a percentage of revenue, gross profit was 14.8% and 13.7%, for the six months ended March 31, 2014 and 2013, respectively. The gross profit rate benefited from new business awarded in 2013 and improved contract performance and cost management.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development.

G&A expenses for the three months ended March 31, 2014 and 2013 were $1.9 million and $1.7 million, respectively, an increase of $0.2 million or 12.6%.  The increase was due principally to expenses related to growing our contract base, and non-

cash stock option expense. As a percent of revenue, G&A expenses were favorable over prior year at 13.2% and 13.3% for the three months ended March 31, 2014 and 2013, respectively.

G&A expenses for the six months ended March 31, 2014 and 2013 were $4.0 million and $3.6 million, respectively, an increase of $0.4 million or 10.9%.  Non-cash stock option expense was a significant contributor to the increase in G&A expenses, as those costs were $0.3 million and $0.1 million for the six months ended March 31, 2014 and 2013, respectively. As a percent of revenue, G&A expenses were 13.6% and 13.8% for the three months ended March 31, 2014 and 2013, respectively, an improvement of 0.2% over prior year second quarter.

Depreciation and Amortization

Depreciation and amortization expense, excluding amortization of financing costs, was approximately $27 thousand and $33 thousand for the three months ended March 31, 2014 and 2013, respectively.

Depreciation and amortization expense, excluding amortization of financing costs, was approximately $53 thousand and $66 thousand for the six months ended March 31, 2014 and 2013, respectively.

Income (Loss) from Operations

Income from operations for the three months ended March 31, 2014 was approximately $225 thousand as compared to income from operations for the three months ended March 31, 2013 of approximately $9 thousand.  The improvement in income from operations results from improved gross profit described above.

Income from operations for the six months ended March 31, 2014 was approximately $291 thousand as compared to loss from operations for the six months ended March 31, 2013 of approximately $84 thousand.  The improvement in income from operations results from improved gross profit described above.

Other Income (Expense)

Other income (expense), net was $(28) thousand for the three months ended March 31, 2014 as compared to $(118) thousand for the three months ended March 31, 2013. The improvement is due principally to settlement of our convertible debentures and warrants during first quarter fiscal 2014, which eliminated related interest and amortization expense incurred in the prior year quarter.

Other income (expense), net was $39 thousand for the six months ended March 31, 2014 as compared to $(153) thousand for the six months ended March 31, 2013. The improvement is due principally to a gain recognized on the maturity of the derivative financial instruments associated with our convertible debentures.

Income Tax

The Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize a benefit from its deferred tax asset. The Company determined that negative evidence, including historic and current taxable losses, as well as uncertainties related to the ability to utilize certain Federal and state net loss carry forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a valuation allowance was necessary. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. In the three and six months ended March 31, 2014 and 2013, the Company recognized no tax expense.

Net Income (Loss)

Net income for the three months ended March 31, 2014 was $197 thousand, or $0.02 per basic and diluted share, as compared to net loss of $(109) thousand or $(0.01) per basic and diluted share for the three months ended March 31, 2013. This improvement is due principally to increased gross profit as described in the preceding paragraphs.

Net income for the six months ended March 31, 2014 was $330 thousand or $0.03 per basic and diluted share, as compared to net loss of $(237) thousand or $(0.03) per basic and diluted share for the six months ended March 31, 2013. This improvement is due principally to increased gross profit as described in the preceding paragraphs.

Other Data

Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the three months ended March 31, 2014 was $330 thousand as compared to $80 thousand for the three months ended March 31, 2013, due principally to the increased gross profit described above.

Earnings (Loss) Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”(1)) for the six months ended March 31, 2014 was $638 thousand as compared to $109 thousand for the six months ended March 31, 2013, due principally to increased gross profit as described above.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income (loss)	$197	$(109)	$330	$(237)
(i) Interest and other (income) expenses, net	28	118	(40)	152
(ii) Provision for taxes	—	—	—	—
(iii) Depreciation and amortization	27	33	53	66
(iv) G&A expenses — equity grants	78	38	295	128
EBITDA adjusted for other non-cash charges	$330	$80	$638	$109

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
During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At March 31, 2014 and September 30, 2013, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at March 31, 2014 and September 30, 2013.

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

For the six months ended March 31, 2014, the Company generated operating income of $291 thousand and net income of approximately $330 thousand. At March 31, 2014, the Company had $3.1 million in available cash and cash equivalents, $0.5 million loan available on its line of credit, and $0.6 million loan payable on the same line of credit. The Company anticipates that it will continue to rely on operating cash flow and periodic funding, to the extent available from its line of credit, to sustain the operations of the Company. At March 31, 2014, the Company had a net working capital deficit of approximately $10 thousand and an accumulated deficit of approximately $67.3 million.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.1 million as of March 31, 2014; (b) the amounts available under its line of credit (which is limited to the amount of eligible assets); (c) forecasted operating cash flow; (d) certain liabilities not expected to be settled in cash (see Note 3) in fiscal 2014; and (e) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements. However, should any of the above- referenced factors not occur substantially as currently expected, there could be a material adverse effect on the Company's ability to access the level of liquidity necessary for it to sustain operations at current levels for the next twelve months. In such an event, management may be forced to make further reductions in spending or seek additional sources of capital to support our operations. If the Company raises additional funds by selling shares of common stock or convertible securities, the ownership of its existing shareholders would be diluted.

Presently, the Company derives all of its revenue from agencies of the Federal government. For the fiscal year ended September 30, 2013 and for the six months ended March 31, 2014, the Company derived approximately 96% and 97%, respectively, of its revenue from various contracts awarded by the DVA, the substantial majority of which relate to our provision of healthcare and logistics services to the DVA Consolidated Mail Outpatient Pharmacy (CMOP) program. As of March 31, 2014, these awards from the DVA have anticipated periods of performance ranging from approximately three to up to five years. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under these awards. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we are unable to continue our relationships with the DVA.

Repurchase Program

On September 18, 2013, we announced that our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to $350,000 of shares of our common stock through open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, privately negotiated transactions, or other means. During the fiscal quarter ended December 31, 2013, the Company repurchased a total of 17,275 shares of its common stock pursuant to a trading plan entered into by the Company in September 2013 in accordance with Rules 10b5-1 and 10b-18. The Company did not repurchase any additional shares during the quarter ended March 31, 2014. The average price for all shares repurchased under the program to date was $1.20 per share. As of March 31, 2014 there is a total of $329,307 remaining for repurchases under the program.

Cash from operating activities

Net cash provided by operating activities for the six months ended March 31, 2014 was $258 thousand.  The net cash provided by operating activities for the six months ended March 31, 2013 was $44 thousand.

Cash from investing activities

Net cash used in investing activities for the six months ended March 31, 2014 and 2013 was $(13.0) thousand and $(9.0) thousand, respectively.

Cash from financing activities

Net cash used in financing activities for the six months ended March 31, 2014 was $(506) thousand. Net cash provided by financing activities for the six months ended March 31, 2013 was $72 thousand. The change in cash from financing activities is due principally to repayment on our line of credit.

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”) with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide a two (2) year secured loan facility with renewal options to DLH Solutions. As described below, through a series of amendments, the Company and the Lender extended the term and increased the amount credit available pursuant to the Loan Agreement.

In May 2012, the Company and the Lender entered into an amendment to the Loan Agreement (the “Fifth Amendment”) pursuant to which the Lender agreed to increase the available line of credit from $3,000,000 to a maximum amount of $6,000,000 and to increase the maximum amount available under the unbilled accounts facility of the Loan Agreement from $500,000 to $1,000,000. The Fifth Amendment provides for an initial sublimit under the maximum loan amount of $3,000,000 (the “Initial Sublimit”) and an adjusted sublimit of $4,000,000 (the “Adjusted Sublimit”). Pursuant to a letter agreement dated May 21, 2013, the sublimit for maximum amounts available on unbilled accounts was increased from $500,000 to $750,000. The Company’s ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions, including (i) the Company's (a) demonstrated need for the increase and (b) compliance with the Loan Agreement, and (ii) the Lender’s consent, in its sole discretion, to increase the Initial Sublimit. Presently, as the Company has not requested an increase of the Initial Sublimits, the current borrowing limits remain in effect.
In December 2013, the Loan Agreement was further modified to permit letters of credit to be issued under the overall credit facility, subject to availability provided by eligible billed and unbilled accounts receivable and further subject to a limit of $1.03 million.
In March 2014, the Company entered into a new amendment to the Loan Agreement (the “Sixth Amendment”) pursuant to which the Lender agreed to reduce the interest rate and certain of the service fees and modify the scope of the early termination fee. Pursuant to the Sixth Amendment, effective as of March 1, 2014, the interest rate was decreased to the rate of 0.75% above the greater of the Wall Street Journal Prime Rate or 3.25%. The interest rate is now the same for Accounts Receivable and Unbilled Accounts lines of credit, thereby eliminating the interest rate premium of 2% that was previously payable in respect of any advances secured by unbilled accounts receivable.

In addition, effective as of March 1, 2014, the monthly service charge was reduced from 0.65% to 0.30% of the average daily outstanding balance during the month so long as the Loan Agreement is outstanding and the collateral monitoring fee was reduced from $5,000 to $2,500 per month.  Further, pursuant to the Sixth Amendment, the current term of the Loan Agreement was extended to July 29, 2015 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. The Sixth Amendment also provides that if the Loan Agreement is terminated prior to July 29, 2015, either (i) by DLH Solutions or automatically on the commencement of an insolvency proceeding by DLH Solutions or (ii) by Lender after the occurrence of an event of default, Lender will be entitled to a termination fee of 0.5% of the maximum loan amount sublimit then in effect.

The interest rate on the Accounts Receivable portion of the loan was 4.0% at March 31, 2014, and 5.2% at March 31, 2013.  The interest rate on the Unbilled Accounts portion was 4.0% at March 31, 2014 and 7.2% at March 31, 2013.

At March 31, 2014, based on current eligible accounts receivable and unbilled accounts, our available loan reserves were $1.5 million, comprised of unused loan capacity of $0.5 million and a letter of credit reserve for $1.03 million.  The amount outstanding on our loan as of March 31, 2014 was $0.6 million.

DLH Solutions’ ability to request loan advances under the Loan Agreement is subject to (i) computation of DLH Solutions’ advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. Unbilled accounts receivable are subject to a sub-facility limit of $750,000 and an advance rate of 75%. The loan is secured by a security interest and lien on all of DLH Solutions’ cash accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto.

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

The Company remains a party to the Corporate Guaranty Agreement previously entered into with Lender pursuant to which it has guaranteed all of the obligations of DLH Solutions under the Loan Agreement.

Payroll Taxes

DLH has received notices from the Internal Revenue Service ("IRS") claiming taxes, interest and penalties due related to payroll taxes predominantly from its former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. To date, DLH worked with the IRS to resolve these discrepancies and has had certain interest and penalty claims abated. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.4 million at March 31, 2014 and September 30, 2013) has been recorded in accrued expenses and other current liabilities and includes estimated accrued penalties and interest totaling approximately $0.6 million.
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
Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Loan Payable (1)	$576	$576	$—	$—
Operating Leases	388	171	187	30
Total Obligations	$964	$747	$187	$30

(1)     Represents the amounts recorded in respect of the loan payable due to Presidential in accordance with the loan agreement.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As a commercial enterprise and employer, the Company is subject to various claims and legal actions in the ordinary course of business. These matters can include professional liability, employment-relations issues, workers’ compensation, tax, payroll and employee-related matters, other commercial disputes arising in the course of its business, and inquiries and investigations by governmental agencies regarding our employment practices or other matters. Other than previously reported, the Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.

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

Registrant Repurchases of Securities

The following table provides certain information with respect to the status of our publicly announced stock repurchase program as of March 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Maximum Value of Shares that May Yet Be Purchased Under the Plans or Programs
Fiscal quarter ended December 31, 2013				$329,307
January 2014	—	$—	—	—
February 2014	—	—	—	—
March 2014	—	—	—	—
Fiscal quarter ended March 31, 2014	—	$—	—	$329,307

(1)
On September 18, 2013, we announced that our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to $350,000 of shares of our common stock through open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, privately negotiated transactions, or other means. This repurchase program does not have an expiration date. As previously reported, we entered into a trading plan in accordance with Rules 10b5-1 and 10b-18 in September 2013. During the fiscal quarter ended March 31, 2014, there was no common stock repurchase activity to include in the above table.

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

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	Sixth Amendment to Secured Promissory Note and Loan Agreement	8K	4/02/14	10.1

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: May 7, 2014