Form 10-Q
period 2014-06-30
DLH Holdings Corp.
filed 2014-08-06
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,597,173 shares of Common Stock, par value $.001 per share, were outstanding as of July 31, 2014

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2014

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$15,692	$13,460	$44,914	$39,462
Direct expenses	13,384	11,485	38,295	33,927
Gross margin	2,308	1,975	6,619	5,535
General and administrative expenses	2,013	1,787	5,980	5,366
Depreciation and amortization	27	30	80	95
Income from operations	268	158	559	74
Other income (expense) net	(17)	(90)	23	(243)
Income (loss) before income taxes	251	68	582	(169)
Income tax expense	—	—	—	—
Net income (loss)	$251	$68	$582	$(169)

Net income (loss) per share, basic and diluted	$0.03	$0.01	$0.06	$(0.02)
Weighted average common shares outstanding
Basic	9,602	9,318	9,566	9,307
Diluted	9,677	9,336	9,660	9,307

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	(unaudited)
	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,841	$3,408
Accounts receivable, net	12,254	11,943
Other current assets	634	599
Total current assets	16,729	15,950
Equipment and improvements, net	89	156
Goodwill	8,595	8,595
Other long-term assets	27	1,057
Total assets	$25,440	$25,758
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations	$—	$1,313
Derivative financial instruments, at fair value	—	160
Accrued payroll	11,276	11,138
Accounts payable, accrued expenses, and other current liabilities	5,118	5,343
Total current liabilities	16,394	17,954
Other long term liabilities	16	20
Total liabilities	16,410	17,974
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,605 at June 30, 2014 and 9,320 at September 30, 2013, outstanding 9,597 at June 30, 2014 and 9,318 at September 30, 2013	9	9
Additional paid-in capital	76,074	75,400
Accumulated deficit	(67,019)	(67,601)
Treasury stock, 8 shares at cost at June 30, 2014 and 2 shares at cost at September 30, 2013	(34)	(24)
Total shareholders’ equity	9,030	7,784
Total liabilities and shareholders' equity	$25,440	$25,758

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Nine Months Ended
	June 30,
	2014	2013
Operating activities
Net income (loss)	$582	$(169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization including financing costs	89	239
Change in fair value of derivative financial instruments	(99)	(48)
Non cash equity grants	372	168
Changes in operating assets and liabilities, net of divested business:
Accounts receivable	(311)	518
Prepaid workers' compensation and other current assets	(35)	(6)
Other assets	1,030	(298)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(87)	5
Other long term liabilities	(3)	(42)
Net cash provided by operating activities	1,538	367

Investing activities
Purchase of equipment and improvements	(13)	(9)
Net cash used in investing activities	(13)	(9)

Financing activities
Net (payments)/borrowing on bank loan payable	(951)	(50)
Rights offering expenses	—	(14)
Proceeds from exercise of warrants	52	—
Repayments of capital lease obligations	(22)	(38)
Net repayment on convertible debentures	(140)	—
Repurchased shares of common stock held as treasury stock	(10)	—
Repurchased shares of common stock subsequently canceled	(21)	—
Cash flows from discontinued operation	—	(35)
Net cash (used in) financing activities	(1,092)	(137)

Net increase in cash and cash equivalents	433	221
Cash and cash equivalents at beginning of period	3,408	3,089
Cash and cash equivalents at end of period	$3,841	$3,310

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$116	$67
Cash paid during the period for income taxes	$—	$11

The accompanying notes are an integral part of these consolidated financial statements.

DLH, HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended September 30, 2013 filed on December 10, 2013.

2. Business Overview

For more than 25 years, DLH Holdings Corp. ("DLH"), has provided professional services to the U.S. Government. Headquartered in Atlanta, Georgia, DLH employs over 1,200 skilled technicians, logisticians, engineers, healthcare and support personnel at more than 25 locations around the United States. DLH’s operating subsidiary, DLH Solutions, Inc., is organized into three broad integrated revenue streams: Healthcare Delivery Solutions, Logistics & Technical Services, and Contingency / Staff Augmentation Services. Our customers, a majority of whom are within the Departments of Defense ("DoD") and Veterans Affairs ("DVA"), benefit from proven leadership processes, technical excellence and differentiation, and cost management. The remaining portion of DLH's business is comprised of customers within the Center for Disease Control and Prevention, Departments of Justice, Agriculture, Interior and Federal Emergency Management Agency, at locations throughout the United States.

DLH Holdings Corp. (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our") manages its operations from its principal executive offices at 1776 Peachtree Street, Atlanta, Georgia 30309.

Presently, the Company derives all of its revenue from agencies of the Federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended June 30, 2014 and 2013, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 96% of revenue for the three months ended June 30, 2014 and 2013, and 97% of revenue for the nine months ended June 30, 2014 and 2013.

Accordingly, DLH remains dependent upon the continuation of its relationship with the DVA. As of June 30, 2014, these awards from the DVA have anticipated periods of performance ranging from approximately three to up to five years. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under these awards. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

3. New Accounting Pronouncements

In March 2014, the FASB issued technical corrections and improvements related to Glossary Terms, which include clarifications to prior guidance on numerous topics. The effective date of these revisions is immediate. The adoption of this guidance did not have a significant effect on the financial statements.

In May 2014, the FASB issued updated guidance regarding revenue recognition from contracts, to conform reporting between US GAAP and IFRS. The effective date of these revisions is for reporting periods beginning after December 15, 2016, with early application not permitted. The Company is evaluating the impact of this revision.

In June 2014, the FASB issued guidance related to accounting for share-based payments for certain performance stock awards. The effective date of this guidance is for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the impact of this guidance.

4. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

5. Supporting Financial Information

Accounts Receivable

		(in thousands)
		June 30,	September 30,
	Ref	2014	2013
Billed receivables		$2,692	$2,408
Unbilled receivables	(a)	9,562	9,535
Total accounts receivable		12,254	11,943
Less: Allowance for doubtful accounts		—	—
Accounts receivable, net		$12,254	$11,943

Ref (a): Receivable portion of retroactive billings. Revenues related to these retroactive billings were recognized in fiscal 2008 in accordance with GAAP, as follows: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectibility was reasonably assured based on historical practices with, and contractual requirements of, the DVA. The related direct costs, principally comprised of salaries and benefits, were accrued to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees. During the year ended September 30, 2008, DLH recognized revenues of $10.8 million revenue related to these non-recurring arrangements. DLH has had ongoing interactions with the customer during third quarter fiscal 2014, and we expect closure on this issue within the next several months.

Other Current Assets

		(in thousands)
		June 30,	September 30,
	Ref	2014	2013
Workers' compensation receivable	(a)	$199	$358
Prepaid insurance expense		250	143
Other prepaid expenses		185	98
Total other current assets		$634	$599

Ref (a): As part of the Company’s discontinued PEO operations, DLH had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. DLH estimates that the remaining workers compensation receivable of approximately $0.2 million will be received within the next twelve months.

Debt Obligations

		(in thousands)
		June 30,	September 30,
	Ref	2014	2013
Bank loan payable		$—	$951
Current portion of capital lease obligation		—	22
Convertible debenture, net	(a)	—	340
Total debt obligations		$—	$1,313

Ref (a): See Note 12 regarding maturity and closure of the convertible debenture.

Accrued Payroll

		(in thousands)
		June 30,	September 30,
	Ref	2014	2013
Accrued current payroll		$2,599	$2,461
Accrued payroll related to unbilled accounts receivable		8,677	8,677
Total accrued payroll		$11,276	$11,138

Equipment and Improvements, net

		(in thousands)
		June 30,	September 30,
	Ref	2014	2013
Furniture and equipment		$139	$139
Computer equipment		126	126
Computer software		430	417
Leasehold improvements		24	24
		719	706
Less accumulated depreciation and amortization		(630)	(550)
Equipment and improvements, net		$89	$156

Accounts Payable, Accrued Expenses, and Other Current Liabilities

		(in thousands)
		June 30,	September 30,
	Ref	2014	2013
Accounts payable		$1,424	$1,396
Accrued benefits		715	596
Accrued bonus and incentive compensation		447	860
Accrued workers compensation insurance		733	563
Other accrued expenses		366	534
Payroll tax accrual	(a)	1,433	1,394
Total accrued expenses and other current liabilities		$5,118	$5,343

Ref (a): From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes. These notices are predominantly related to the former PEO operations which were sold in fiscal 2003. The liability includes estimated accrued penalties and interest totaling approximately $600 thousand.

Other Income (Expense)

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
	Ref	2014	2013	2014	2013
Interest income (expense), net		$(24)	$(38)	$(75)	$(131)
Amortization of deferred financing costs		—	(38)	(10)	(144)
Change in value of financial instruments	(a)	—	7	99	48
Other income (expense), net		7	(21)	9	(16)
Total other income (expense), net		(17)	(90)	23	(243)

Ref (a): Represents the adjustment to fair value of embedded conversion feature and warrants related to the Company's convertible debentures. Such instruments did not meet the requirements for qualified hedge accounting under GAAP.

6. Liquidity

At June 30, 2014, the Company had cash and cash equivalents of approximately $3.8 million, net working capital of approximately $0.34 million, and an accumulated deficit of approximately $(67.0) million. For the nine months ended June 30, 2014, the Company realized operating income of approximately $0.56 million and net income of approximately $0.58 million, as compared to a net loss of $(0.17) million for the nine months ended June 30, 2013.

The Company has a credit facility with a lending institution which provides a maximum amount of $6 million and includes a maximum amount available under the unbilled facility of $1 million. Presently, the maximum availability under this loan facility is $3 million, subject to eligible accounts receivable, excluding retroactive billings.  The interest rate on the Accounts Receivable portion of the loan was 4.0% at June 30, 2014, and 5.2% at September 30, 2013.  The interest rate on the Unbilled Accounts portion was 4.0% at June 30, 2014, and 7.2% at September 30, 2013. At June 30, 2014, our available loan reserves were approximately $2.2 million, comprised of a $1.4 million letter of credit reserve and $0.8 million of unused loan capacity. DLH required no borrowing on the credit facility during third quarter ended June 30, 2014.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.8 million as of June 30, 2014; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); (c) planned operating cash flow; and (d) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

7. Significant Accounting Policies

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

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2013, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2013. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. For the three and nine months ended June 30, 2014, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill.  If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company has adequate net operating loss carryforwards to offset against any taxable income in the current period. At June 30, 2014 and 2013, the Company recorded a 100% valuation allowance against its net deferred tax assets. Tax years open for examination are 2010 and forward.

8. Stock-based compensation, equity grants, and warrants

Stock-based compensation expense

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
	Ref	June 30,		June 30,
		2014	2013	2014	2013
DLH employees		$78	$40	$263	$105
Non-employee directors	(a)	—	—	109	54
Warrants to consultants	(b)	—	3	—	9
Total compensation expense		$78	$43	$372	$168

Ref (a): Equity grants of restricted stock to non-executive directors, in accordance with DLH compensation policy for non-executive directors. The shares vested immediately and stock expense was recognized accordingly.

Ref (b): Warrants are issued from time-to-time to non-employee third parties in order to induce them to enter into certain transactions with the Company. The Company recognizes non-cash expense related to such activity over the estimated period of performance.

Unrecognized stock-based compensation expense

		(in thousands)
		Period Ended
		June 30,
	Ref	2014	2013
Unrecognized expense for DLH employees	(a)	$196	$131
Unrecognized expense for non-employee directors	(b)	150	150
Total unrecognized expense		$346	$281

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards shall be based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance.

Ref (b): Unrecognized stock expense related to prior years equity grants of restricted stock to non-executive directors, based on performance criteria, in accordance with DLH compensation policy for non-executive directors. The shares will vest upon future satisfaction of specified performance.

Stock option activity for the nine months ended June 30, 2014:

The aggregate intrinsic value in the table below represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their in the money options on those dates. This amount will change based on the fair market value of the Company’s stock.

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2013		1,613	$1.15	7.9	$388
Granted	(a)	605	$1.35
Cancelled		(63)	$1.35
Options outstanding, June 30, 2014		2,155	$1.20	7.9	$1,482

Ref (a): Shares granted in conjunction with stock option awards and employment agreement extensions during first quarter of fiscal 2014.

Stock options shares anti-dilutive for the period ended:

		(in thousands)		(in thousands)
		Number of Shares		Number of Shares
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
	Ref	2014	2013	2014	2013
Options outstanding		2,155	1,613	2,155	1,613
Warrants	(a)	20	74	20	74
Less effect of dilutive securities		(75)	(18)	(94)	—
Stock option shares anti-dilutive		2,100	1,669	2,081	1,687

Ref (a): June 2013 periods include Wynnefield warrants of 53,846 shares that were exercised in October 2013. See Note 12 for further information.

Stock options shares outstanding, vested and unvested for the period ended:

		(in thousands)
		Number of Shares
		June 30,
	Ref	2014	2013
Vested and exercisable		463	413
Unvested	(a)	1,692	1,200
Options outstanding		2,155	1,613

Ref (a): Certain awards vest upon satisfaction of certain performance criteria. The Company will not recognize expense on the performance based shares until it is probable that these conditions will be achieved. Such charges could be material in future periods.

9. Fair Value of Financial Instruments

The Company has financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at June 30, 2014 and September 30, 2013 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.  In addition, the Company has historically presented certain common stock warrants and embedded conversion features associated with Convertible Debentures and accounts for such derivative financial instruments at fair value. As further described in Note 12, those convertible debentures matured and the common stock warrants were exercised in the three months ended December 31, 2013.

10. Earnings (Loss) Per Share

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

	(in thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$251	$68	$582	$(169)
Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	9,602	9,318	9,566	9,307
Effect of dilutive securities:
Stock options and restricted stock	75	18	94	—
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	9,677	9,336	9,660	9,307

Net income (loss) per share - basic	$0.03	$0.01	$0.06	$(0.02)
Net income (loss) per share - diluted	$0.03	$0.01	$0.06	$(0.02)

11. Commitments and Contingencies

Retroactive Billing Adjustments

The Company continues to support the Government’s review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts the Company may receive will be within the range specified above. Refer to Note 5, Accounts Receivable for further information.

Legal Proceedings

As the Company has previously reported, it was advised of a claim by the U.S. Attorney based on an alleged omission to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. On
December 12, 2013, the Company was further advised by the U.S. Attorney that, after a review of the merits of the complaint, the U.S. Department of Justice declined to intervene and the claim has been dismissed in its entirety.

12.   Equity and Convertible Debentures Financing

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

Upon maturity on October 28, 2013, the principal amount of $210,000 of convertible debentures was converted into 168,000 shares of common stock and the principal amount of $140,000 on the remaining debenture was repaid in full. In addition, in October 2013, the holders of the Warrants exercised such Warrants in full for 53,846 shares of common stock. A non-recurring gain of $119 thousand was recognized related to the embedded conversion feature. Additionally, expense of $20 thousand was recorded in the three months ended December 31, 2013, related to fair valuation of the warrants. The accrued liability of $61 thousand with respect to the fair value of the warrants was reflected as additional paid in capital upon their exercise. The shares of the Company’s common stock issued upon conversion of the debentures were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The shares of the Company’s common stock issued upon exercise of the warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

13. Subsequent Events:

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2013. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our 2013 Annual Report on Form 10-K filed on December 10, 2013.

Forward Looking Strategic Overview

DLH continues to follow federal budget, legislative, and contracting trends and activities as we develop our future market strategies. In doing so, we continue to focus on the following key initiatives in an effort to broaden our position in the U.S. Government contracting market:

•
Differentiate DLH offerings by delivering professional, technical, logistical, and consulting services that enable customers to achieve business value through the use of best-in-class processes. Specifically, SPOT-m™, DLH’s unique approach to integration of people, processes, and technology tools to measure, manage and optimize our performance at project or enterprise levels;

•
Continue expansion through organic growth as a prime contractor, while selectively reviewing potential strategic acquisitions or other partnerships such as subcontracting and joint ventures, in an effort to expand the number of opportunities available and increase our market coverage; and

•	Continue to seek opportunities to increase our sales volume by adding to our business development leadership team, strategic advisers, and health industry resources

While the recent budget actions taken by the government (notably, the Bipartisan Budget Act of 2013 and the Consolidated Appropriations Act signed by the President in January 2014) provide a more measured approach to addressing the U.S. Government’s fiscal challenges, sequestration remains a long-term concern. If not further modified, sequestration could still have negative impacts on our industry. Though our current customer base is largely exempt from sequestration, prospective future customers may continue to have budget pressure.

Business Overview

DLH, Holdings Corp., incorporated in New Jersey in 1969, provides healthcare delivery solutions, logistics & technical services, and contingency/staff augmentation services to government agencies including the Department of Veteran Affairs, the Department of Defense, and other clients. The Company principally operates through its wholly-owned subsidiary DLH Solutions, Inc. ("DLH Solutions") and is headquartered in Atlanta, Georgia.

As part of our overall strategic planning process, the Company realigned its business into three broad integrated revenue streams: Healthcare Delivery Solutions, Logistics & Technical Services, and Contingency/Staff Augmentation. This structure enables us to leverage our core competencies and sustain profitable growth within our focused target markets.

The approximate percentage of revenue derived from our three revenue streams are shown in the following table:

	Nine months Ended	Fiscal Year Ended
Revenue Stream	June 30, 2014	September 30, 2013
Heathcare Delivery Solutions	52%	54%
Logistics &Technical Services	47%	45%
Contingency/Staff Augmentation	less than 1%	less than1%

Healthcare Delivery Solutions

Healthcare Delivery Solutions provide a broad continuum of care for our nation's servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. Healthcare Delivery Solutions is one of our strategic focus areas for growth and a major business area that DLH Solutions services. As more and more Federal and DoD programs increase their performance-based requirements, DLH Solutions' workforce profile of medical talent and credentials (as described above) will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumatic brain injury management, medical systems analysis, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies.

Logistics & Technical Services

Logistics & Technical Services draws heavily upon our proven logistics expertise and processes. DLH resources possess expertise covering a wide range of logistics, readiness and project engineering. The experience of DLH Solutions' project personnel is diverse from operational unit level to systems and program office experience. Our core competencies include; supply chain management, performance-based logistics, distribution center and inventory management, statistical process control, packaging/handling/storage & transportation, configuration management, readiness planning, and supply support operations. In addition, we provide program and project management, systems engineering and applicable information technology services, integrated logistics support (including operational systems), readiness assessments, training, equipment maintenance, hazardous material management, facilities and shipyard support services and more. DLH Solutions also provides professional staff to the federal government specializing in logistics, office administration, IT, and facilities/warehouse management.

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

Contingency/Staff Augmentation

Contingency/Staff Augmentation provides disaster and emergency response services and civilian workforce augmentation services. General staffing and selective recruitment process outsourcing are key components of this service area.

Forward Looking Business Trends

DLH continues to see stability and growth within our sector of the Federal government market, specifically the DVA, which comprises approximately 97% of our current customer base.

Despite the continued uncertainty surrounding U.S. Government budgets, in March 2014, the President of the United States proposed a $163.9 billion budget for the DVA 2015 fiscal year, a 6.5 percent increase over Fiscal Year 2014, to support the VA’s goals to expand access to health care and other benefits, eliminate the disability claims backlog, and end homelessness among Veterans. The budget includes $68.4 billion in discretionary spending, largely for healthcare. The VA operates one of the largest integrated health care systems in the country with nearly 9 million enrollees.

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

Although specific funding priorities are subject to change from year to year, we believe that our strategic business alignment around selected military and veterans' healthcare & health IT and logistics sustainment services allows us to remain well-placed to expand within what we consider to be top national priority programs and budget areas. Further, we will continue to target programs and agencies that we believe are likely to maintain a large addressable long-term market.

Results of Operations for the three months ended June 30, 2014 and June 30, 2013

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
Condensed Consolidated Statement of Operations:	June 30, 2014		June 30, 2013		Change (lower)
Revenues	$15,692	100.0%	13,460	100.0%	$2,232	—%
Direct expenses	13,384	85.3%	11,485	85.3%	1,899	—%
Gross margin	2,308	14.7%	1,975	14.7%	333	—%
General and administrative	2,013	12.8%	1,787	13.3%	226	(0.5)%
Depreciation and amortization expense	27	0.2%	30	0.2%	(3)	—%
Income from operations	268	1.7%	158	1.2%	110	0.5%
Other income (expense)	(17)	(0.1)%	(90)	(0.7)%	73	0.6%
Income before income taxes	251	1.6%	68	0.5%	183	1.1%
Income tax expense	—	—%	—	—%	—	—%
Net income	$251	1.6%	$68	0.5%	$183	1.1%
Net Income per share - basic and diluted	$0.03		$0.01		$0.02

Revenues

Fiscal year 2014 third quarter revenue was $15.7 million, an increase of $2.2 million or 16.6% over prior year third quarter. The increase in revenue is due primarily to new business awarded in 2013 and 2014, as well as expansion on current programs.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Fiscal year 2014 third quarter direct expenses increased $1.9 million, or 16.5% over prior year third quarter on higher revenue. As a percentage of revenue, direct expenses were even with prior year third quarter.

Gross Margin

Fiscal year 2014 third quarter gross margin increased by $0.3 million or 16.9% over prior year. As a percentage of revenue, our gross margin rate of 14.7% was even with prior year third quarter. The gross margin benefited from improved contract performance, offset in part by increased workers compensation costs. We continue to work on internal measures to control costs and improve margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. Fiscal year 2014 third quarter G&A expenses increased $0.2 million over prior year third quarter, due principally to expenses related to growing our contract base. As a percent of revenue, G&A expenses were favorably reduced by (0.5)% over prior year third quarter as we continue to promote lean practices and control structural spending.

Depreciation and Amortization

Depreciation and amortization excludes amortization of financing costs. DLH, as a professional services organization, has not required significant recurring expenditures on capital equipment and other fixed assets.

Income from Operations

Fiscal year 2014 third quarter income from operations of approximately $0.3 million increased approximately $0.1 million over the prior year period due to improved gross margin of $0.3 million offset by $0.2 million expenses as described above.

Other Income (Expense)

Fiscal year 2014 third quarter other income (expense), net, of approximately $(17) thousand represents an improvement of approximately $73 thousand over the prior year period. The improvement is due principally to settlement of our convertible debentures and warrants during first quarter fiscal 2014, which eliminated related interest and amortization expense incurred in the prior year quarter.

Income Tax

Given its substantial net operating loss carryforwards, the Company recognized no tax expense in the periods shown in the above table.

Net Income

Fiscal year 2014 third quarter net income was approximately $0.3 million, or $0.03 per basic and diluted share, an improvement of approximately $0.2 million over the prior year period, or $0.02 per basic and diluted share. This improvement is due principally to increased gross margin as described in the preceding paragraphs.

Results of Operations for the nine months ended June 30, 2014 and June 30, 2013

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Nine Months Ended
Condensed Consolidated Statement of Operations:	June 30, 2014		June 30, 2013		Change (lower)
Revenues	$44,914	100.0%	$39,462	100.0%	$5,452	—%
Direct expenses	38,295	85.3%	33,927	86.0%	4,368	(0.7)%
Gross margin	6,619	14.7%	5,535	14.0%	1,084	0.7%
General and administrative	5,980	13.3%	5,366	13.6%	614	(0.3)%
Depreciation and amortization expense	80	0.2%	95	0.2%	(15)	—%
Income from operations	559	1.2%	74	0.2%	485	1.0%
Other income (expense)	23	0.1%	(243)	(0.6)%	266	0.7%
Income (loss) before income taxes	582	1.3%	(169)	(0.4)%	751	1.7%
Income tax expense	—	—%	—	—%	—	—%
Net income (loss)	$582	1.3%	$(169)	(0.4)%	$751	1.7%
Net income (loss) per share basic and diluted	$0.06		$(0.02)		$0.08

Revenues

Fiscal year 2014 revenue for the nine months ended June 30, 2014 was $44.9 million, an increase of $5.5 million or 13.8% over prior year period. The increase in revenue is due primarily to new business awarded in 2013 and 2014, as well as expansion on current programs.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Fiscal year 2014 direct expenses for the nine months ended June 30, 2014 were $38.3 million, an increase of approximately $4.4 million or 12.9% over prior year period on higher revenue. As a percentage of revenue, direct expenses decreased by approximately (0.7)%, with the improvement attributable to favorable contract performance and cost management, offset in part by increased workers compensation costs.

Gross Margin

Gross margin for the nine months ended June 30, 2014 was approximately $6.6 million, an increase of approximately $1.1 million or 19.6% over prior year nine month period. As a percentage of revenue, our gross margin rate of 14.7% for the nine months ended June 30, 2014, increased by 0.7% over the prior year period. The gross margin rate benefited from new business awarded in 2013 and improved contract performance, with downward pressure from increased workers compensation costs. We continue to work on internal measures to control costs and improve our margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. Fiscal year 2014 G&A expenses for the nine months ended June 30, 2014 were approximately $6.0 million, an increase of approximately of $0.6 million or 11.4% over prior year period. The increase in expense was due principally to managing our increased business volume, increased spending on new business acquisition initiatives, and non-cash stock option expense during first quarter fiscal 2014. As a percentage of revenue, G&A expenses were favorably reduced by (0.3%) over the prior year period, as we continue to improve processes and control structural spending in administrative functions.

Depreciation and Amortization

Depreciation and amortization excludes amortization of financing costs. DLH, as a professional services organization, has not required significant recurring expenditures on capital equipment and other fixed assets.

Income from Operations

Income from operations for the nine months ended June 30, 2014 was approximately $0.6 million, an increase of approximately $0.5 million over the prior year period. The increase in income in fiscal 2014 was due to improved gross margin of approximately $1.1 million offset by $0.6 million expenses as described above.

Other Income (Expense)

For the nine months ended June 30, 2014, other income (expense), net, was approximately $23 thousand, an improvement of approximately $266 thousand over the prior year nine month period. The current year improvement is due principally to a gain recognized on the maturity of the derivative financial instruments associated with our convertible debentures that were settled in first quarter fiscal 2014.

Income Tax

Given its substantial net operating loss carryforwards, the Company recognized no tax expense for the nine months ended June 30, 2014.

For the nine months ended June 30, 2013, the Company provided a 100% deferred tax valuation allowance because it believes that it cannot be considered more likely than not that it will be able to realize a benefit from its deferred tax asset. In assessing the need for a valuation allowance, the Company historically has considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance.

Net Income

Net income for the nine months ended June 30, 2014 was approximately $0.6 million or $0.06 per basic and diluted share, an improvement of approximately $0.8 million over prior year period, or $0.08 per basic and diluted share. This improvement is due principally to increased revenue and gross margin.
.
Other Data for the three and nine months ended June 30, 2014 and June 30, 2013

We use Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”), as a supplemental non-GAAP measure of our performance. We define Adjusted EBITDA as net income (loss) plus (i) interest and other expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses — equity grants. This non-GAAP measure of our performance is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company’s Board utilize this non-GAAP measure to make decisions about the use of the Company’s resources, analyze performance between periods, develop internal projections and measure management performance. We believe that this non-GAAP measure is useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance. By providing this non-GAAP measure, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. This non-GAAP financial measure is limited in its usefulness and should be considered in addition to, and not in lieu of, US GAAP financial measures. Further, this non-GAAP measure may be unique to the Company, as it may be different from the definition of non-GAAP measures used by other companies. A reconciliation of Adjusted EBITDA with net income (loss) is as follows, shown in dollars in thousands:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2014	2013	Change	2014	2013	Change
Net income (loss)	$251	$68	$183	$582	$(169)	$751
(i) Interest and other (income) expenses, net	17	90	(73)	(23)	243	(266)
(ii) Provision for taxes	—	—	—	—	—	—
(iii) Depreciation and amortization	27	30	(3)	80	95	(15)
(iv) G&A expenses — equity grants	78	40	38	372	168	204
EBITDA adjusted for other non-cash charges	$373	$228	$145	$1,011	$337	$674

EBITDA adjusted for other non-cash charges for the current three months ended June 30, 2014 was approximately $0.4 million, an increase of approximately $0.1 million over the prior year three months period. This increase is due principally to increased revenue and gross margin as described in the preceding paragraphs.

EBITDA adjusted for other non-cash charges for the current nine months ended June 30, 2014 was approximately $1.0 million, an increase of approximately $0.7 million over the prior year nine months period, due principally to increased revenue and gross profit as described above.

Liquidity and Capital Resources

Economic dependency

Presently, the Company derives all of its revenue from agencies of the Federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended June 30, 2014 and 2013, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 96% of revenue for the three months ended June 30, 2014 and 2013, and 97% of revenue for the nine months ended June 30, 2014 and 2013.

Accordingly, DLH remains dependent upon the continuation of its relationship with the DVA. As of June 30, 2014, these awards from the DVA have anticipated periods of performance ranging from approximately three to up to five years. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under these awards. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

Cash position at June 30, 2014

For the nine months ended June 30, 2014, the Company generated operating income of $559 thousand and net income of approximately $582 thousand. At June 30, 2014, the Company had an accumulated deficit of approximately $(67.0) million.

Our cash position has significantly improved during the nine months ended June 30, 2014. Selected sources and uses of cash are shown in the table below, (amounts in millions):

		Nine Months Ended
	Ref	06/30/14
Cash and cash equivalents	(a)	$3.8
Borrowing on line of credit	(b)	$0.0
Line of credit availability	(c)	$2.2
Adjusted EBITDA	(d)	$1.0
Cash flows from operating activities	(e)	$1.5
Cash flows used in financing activities	(f)	$(1.1)
Working capital (current assets minus current liabilities)	(g)	$0.3

Ref (a): At June 30, 2014, the Company had cash deposits on hand of approximately $3.8 million.

Ref (b): The Company required no borrowing on our line of credit during the third quarter ended June 30, 2014. This represents a reduction in borrowing of approximately $1.0 million for the nine months ended June 30, 2014.

Ref (c): At June 30, 2014, our available loan reserves were approximately $2.2 million, comprised of approximately $1.4 million in stand by letter of credit reserve and $0.8 million of unused loan capacity.

Ref (d): Adjusted EBITDA of approximately $1.0 million represents income from operations before reductions for non cash operating expenses and depreciation. It is an internal measure used by management to gauge the amount of cash generated from operations.

Ref (e): Cash flows from operating activities increased $1.5 million due principally to $1.0 million improved profitability, $1.03 million of cash collateral released upon issuance of a standby letter of credit, partially offset by higher accounts receivable and prepaid expense related to annual renewal premiums for our commercial insurance policies.

Ref (f): Cash flows used in financing activities for the nine months ended June 30, 2014 were approximately $(1.1) million, resulting from approximately $1.0 million repayment of our loan balance, and approximately $0.1 million net repayments of our convertible debentures during first quarter 2014. In addition, net cash used in investing activities for the nine months ended June 30, 2014 was $(13.0) thousand, consistent with our historically low requirements for expenditures on fixed assets and capital equipment.

Ref (g): We had approximately $0.3 million in working capital at June 30, 2014, a $2.3 million improvement year-to-date. This was due to release of $1.03 million of cash collateral upon issuance of a standby letter of credit, working capital of approximately $1.01 million from profitable operations, and $0.26 million capital derived from conversion of convertible debt and exercise of warrants during first quarter 2014.

Sources of cash and cash equivalents

The Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its asset-based credit facility with Presidential Financial Corporation. As described in greater detail below, presently, this credit facility provides us with access of up $3 million, with the ability for it to increase to $6 million, subject to certain conditions. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. The Company's operations may require working capital to fund the future growth of its business model with expanded business development efforts, and planned capital expenditures to support a larger customer base. In recent years, the Company has sought to finance its growing operations and capital expenditures through the sale of equity securities, convertible notes, and a rights offering. Such measures may be considered in the future if needed to fund business growth initiatives.

Management's assessment of cash and cash equivalents at June 30, 2014

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.8 million as of June 30, 2014; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); (c) planned operating cash flow; and (d) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”), as amended, with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide an initial two (2) year secured loan facility with renewal options to DLH Solutions. The current term of the Loan Agreement expires on July 29, 2015 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. The current available line of credit maximum amount is $6 million, with an unbilled accounts facility of the Loan Agreement currently set at a maximum of $1 million. Presently, the maximum availability under this loan facility is $3 million, subject to eligible accounts receivable, excluding retroactive billings. The Company’s ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions, including (i) the Company's (a) demonstrated need for the increase and (b) compliance with the Loan Agreement, and (ii) the Lender’s consent, in its sole discretion, to increase the Initial Sublimit.

In December 2013, the Loan Agreement was further modified to permit letters of credit to be issued under the overall credit facility, subject to availability provided by eligible billed and unbilled accounts receivable and further subject to a limit of $1.03 million. This limit was increased to $1.35 million effective May 15, 2014, with an expiration date of May 15, 2015 that will automatically extend for additional one-year periods unless either party provides written notice of non-renewal within 60 days of the annual expiration date. At June 30, 2014, available loan reserves were $2.2 million and there was no loan amount outstanding.

In March 2014, the Company further amended the Loan Agreement (the “Sixth Amendment”) pursuant to which the Lender agreed to reduce the interest rate and certain of the service fees and modify the scope of the early termination fee. Key changes pursuant to the Sixth Amendment, effective as of March 1, 2014, are as follows;

•	Interest rate for loans on billed accounts receivable was reduced to 4.0% from 5.2%

•	Interest rate for loans on unbilled accounts receivable was reduced to 4.0% from 7.2%

•	Monthly service charge was reduced to 0.3% from 0.65% of the average daily outstanding balance during the month so long as the Loan Agreement is outstanding; and

•	Monthly collateral monitoring fee was reduced to $2,500 per month from $5,000 per month

The Sixth Amendment also provides that if the Loan Agreement is terminated prior to July 29, 2015, either (i) by DLH Solutions or automatically on the commencement of an insolvency proceeding by DLH Solutions or (ii) by Lender after the occurrence of an event of default, Lender will be entitled to a termination fee of 0.5% of the maximum loan amount sublimit then in effect.

DLH Solutions’ ability to request loan advances under the Loan Agreement is subject to (i) computation of DLH Solutions’ advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. Unbilled accounts receivable are subject to a sub-facility limit of $1 million and an advance rate of 75%. The loan is secured by a security interest and lien on all of DLH Solutions’ cash accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto.

The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company’s ability to engage in certain transactions. Among other matters, under the loan agreement we may not, without consent of the Lender, (i) merge or consolidate with another entity, form any new subsidiary or acquire any interest in a third party; (ii) acquire any assets except in the ordinary course of business; (iii) incur debt or enter into transactions outside the ordinary course of business; (iv) sell or transfer collateral; (v) make any loans to, or investments in, any affiliate or enter into any transaction with an affiliate other than on an arms-length basis; (vi) pay or declare any dividends or other distributions; or (vii) redeem, retire or purchase any of our equity interests exceeding $50,000 or repay other outstanding indebtedness. Either party may terminate the Loan Agreement at any time upon 60 days written notice and the Loan Agreement provides for customary events of default following which the Lender may, at its option, immediately terminate the loan agreement and accelerate the repayment of any amount outstanding. At present, the Company has not experienced, and the financial institution has not declared, an event of default.

Convertible Debentures

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

Payroll Taxes

From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes. These notices are predominantly related to the former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.4 million at June 30, 2014 and September 30, 2013) has been recorded in accrued expenses and other current liabilities and includes estimated accrued penalties and interest totaling approximately $0.6 million.

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

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Loan Payable (1)	$—	$—	$—	$—
Operating Leases	345	165	173	7
Total Obligations	$345	$165	$173	$7

(1)     Represents the amounts recorded in respect of the loan payable due to Presidential in accordance with the loan agreement.

Retroactive Billing Adjustments

Revenues related to retroactive billings in 2008 from an agency of the Federal government were recognized when: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectibility was reasonably assured based on historical practices with, and contractual requirements of, the DVA. The related direct costs, principally comprised of salaries and benefits, were accrued to match the recognized reimbursements from the Federal agency.

During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At June 30, 2014 and September 30, 2013, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at June 30, 2014 and September 30, 2013.

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

The Company continues to support the Government’s review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. DLH has had ongoing interactions with the customer during third quarter fiscal 2014, and we expect closure on this issue within the next several months. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts the Company may receive will be within the range specified above.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements subsequent to, or upon the filing of our consolidated financial statements in our Annual Report as defined under SEC rules.

Effects of Inflation

Inflation and changing prices have not had a material effect on DLH’s net revenues and results of operations, as DLH has been able to modify its prices and cost structure to respond to inflation and changing prices.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain.  See Note 2, page F-8 of DLH’s Annual Report on Form 10-K for the year ended September 30, 2013, as well as “Critical Accounting Policies and Estimates” beginning on page 21 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended June 30, 2014. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

Refer to Note 3 under Item 1, Financial Statements, for a disclosure regarding new accounting pronouncements.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs, for which funds were deposited into trust for possible future payments of claims. . DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material given the amount of debt subject to variable interest rates and the prime rate interest rate floors of at least 3.25% applied by the Lender.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

ITEM 1:         LEGAL PROCEEDINGS

As the Company has previously reported, it was advised of a claim by the U.S. Attorney based on an alleged omission to pay certain classes of employees the prevailing wages as required by the Service Contract Act during the years 2003-2010. On
December 12, 2013, the Company was further advised by the U.S. Attorney that, after a review of the merits of the complaint, the U.S. Department of Justice declined to intervene and the claim has been dismissed in its entirety.

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

Registrant Repurchases of Securities

On September 18, 2013, the Company announced that our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to $350,000 of shares of our common stock through open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, privately negotiated transactions, or other means. This repurchase program does not have an expiration date.

During fiscal third quarter ended June 30, 2014, the Company repurchased a total of 5,600 shares of its common stock pursuant to a trading plan entered into by the Company in September 2013. As of June 30, 2014 there is a total of $319,019 remaining for repurchases under the program.

The following table provides certain information with respect to the status of our publicly announced stock repurchase program as of third quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
First Quarter Total	17,275	$1.20	17,275	$329,307
Second Quarter Total	—	$—	—	$329,307
April 2014	—	$—	—	$—
May 2014	—	$—	—	$—
June 2014	5,600	$1.76	5,600	$319,019
Third quarter total	5,600	$1.76	5,600	$319,019

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: August 6, 2014