Form 10-K
period 2014-09-30
DLH Holdings Corp.
filed 2014-12-10
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter March 31, 2014): $11,328,416.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: On November 30, 2014, there were 9,632,396 shares outstanding of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2014

PART I

FORWARD-LOOKING STATEMENTS

Certain information included or incorporated by reference in this document may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that DLH intends, expects, projects, believes or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “projects,” “strategy” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth under Item 1A, Risk Factors in this Annual Report on Form 10-K. Any such forward-looking statements are not guarantees of future performance (financial or operating), and actual results, developments and business decisions may differ materially from those envisioned by such forward-looking statements. The forward-looking statements included herein apply only as of the date of this Annual Report on Form 10-K. The Company disclaims any duty to update such forward-looking statements, all of which are expressly qualified by the foregoing.

ITEM 1. BUSINESS
Overview
DLH Holdings Corp. (“DLH” or the “Company” and also referred to as “we,” “us” and “our”) provides professional services and solutions to the U.S. Government. Incorporated in New Jersey, the Company principally operates through its wholly-owned subsidiary DLH Solutions, Inc. ("DLH Solutions") and is headquartered in Atlanta, Georgia. DLH employs over 1,200 skilled technicians, logisticians, engineers, health care and support personnel at more than 25 locations around the United States. DLH provides services and solutions in two major market areas: Healthcare Delivery Solutions and Logistics & Technical Services. Our government customers, a majority of whom are within the Departments of Veterans Affairs (“DVA”) and Defense (“DoD”), benefit from our proven leadership, processes, technical excellence, industry-leading productivity and affordability enhancement tools, and Lean Six Sigma-based quality improvement processes. The remaining portion of DLH’s business is comprised of customers within other Federal agencies, including the Departments of Justice, Agriculture, and Interior at locations throughout the United States.

Corporate History

DLH Holdings Corp. was originally incorporated in New Jersey in 1969 as a payroll staffing company. In early 2010 the Company made the strategic decision to build around its government services entity, DLH Solutions, Inc. This transformation began with the divestiture of its commercial business and replacement of the CEO and CFO of the Company with executives whose skills and experience more closely aligned with the Company’s new direction. The Company is now completely focused on government services both as a prime contractor as well as a partner with other government contractors.

Services and Solutions in Principal Markets

DLH provides services and solutions within two broad US Government markets: healthcare and logistics.
Healthcare Delivery Solutions
Healthcare Delivery Solutions (HDS) is one of our strategic focus areas for expansion into healthcare and related health IT in the federal market space. Our healthcare solutions leverage a unique integration of performance measurement methodologies and tools to deliver enhanced value and productivity to our clients. HDS provides a broad continuum of care for our nation’s servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians, engineers, and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology to deliver these services.

For over a decade, DLH has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. As more and more federal and DoD programs increase their performance-based requirements, our integrated service offerings and workforce profile of medical talent and credentials have become increasingly valuable to our customers. Professional services that our customers are expected to outsource include: case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumatic brain injury management, medical devices and systems analysis, biomedical engineering, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other Federal agencies.
Logistics & Technical Services
Our Logistics & Technical Services offering draws heavily upon our proven logistics expertise and processes. DLH resources possess expertise covering a wide range of logistics, readiness, project engineering, and contingency staff augmentation. The experience of DLH Solutions’ project personnel is diverse from operational unit level to major systems and program office experience. Our core competencies include supply chain management, performance-based logistics, distribution center and inventory management, statistical process control, packaging/handling/storage and transportation, configuration management, readiness planning and supply support operations. In addition, we provide program and project management, systems engineering and applicable information technology services, reliability-maintainability-availability engineering, integrated logistics support (including operational systems), readiness assessments, training, equipment maintenance, hazardous material management, facilities and shipyard support services and more. DLH Solutions also provides professional staff to the Federal government specializing in logistics, office administration, IT, and facilities/warehouse management.

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

Although specific funding priorities are subject to change from year to year, we believe that our strategic business alignment around selected military and veterans healthcare, health IT, and logistics sustainment services will allow us to expand within what we consider to be top national priority programs and budget areas.

Position and Distribution of Services and Solutions in Our Markets

Our strengths in the markets in which we compete and the manner in which we are positioned within them, are enhanced by a number of features including, but not limited to:

•	high barriers for entry into the selected healthcare and logistics markets in which we serve;

•	substantial component of our employee base possess specialized credentials and licenses;

•	over 90% of our revenue is derived from prime contracts with the US Government;

•	strong past performance record, as evidenced by our DVA customer scoring the highest in overall satisfaction in the J.D. Power National Pharmacy Study for the past five years; and

•	targeted expansion is in critical national priority markets (healthcare and health IT) with Federal budget stability.

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

Competitive Landscape
Intense competition and long business development cycles are characteristics of the government and defense industry which impact our business results. For major program competition, the business acquisition cycle typically ranges from 18 to 36 months for prime contractor companies. Companies may pursue work either as prime contractor or partner with other companies in a subcontractor role. Those competing as prime contractors normally expend substantially more resources than those in subcontractor roles. We partner and compete with several large and small-business companies in pursuit of acquiring new business.

In the federal market space, we compete and partner with major tier I companies such as Lockheed Martin, Raytheon Company, BAE Systems, Leidos, General Dynamics, Northrop Grumman, and Engility. Other companies in our space include Kratos, Honeywell, CACI, Computer Sciences Corp., Mantech, DynCorp International, Deloitte and many others. DLH competes with these companies by leveraging our differentiating suite of tools and uniquely integrating people and processes resulting in highly competitive proposals and a solid track record of past performance. We compete for awards through a full and open competition on a "best-value basis". The Company draws heavily from its consistent high quality past performance ratings, proven and evolving technical differentiators, key personnel credentials and growing market recognition to team and compete favorably. Further, the Company believes that our track record, knowledge and processes with respect to government contract bidding processes represent a competitive advantage.
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
Customers
Our primary customers are agencies of the U.S. Government. Total revenue from all agencies of the U.S. Government accounted, either directly or indirectly, for 100% of our total revenue during the 2014 fiscal year. For the past two fiscal years, in excess of 95% of the Company's revenues has been derived from contracts with the DVA. Accordingly, DLH Solutions remains particularly dependent on the continuation of its relationship with the DVA. Within the U.S. Government, our largest customer in fiscal 2014 and 2013 continued to be the DVA with whom the Company held over a dozen unique contracts and/or task orders for logistics, pharmaceutical, and other medical services. The DVA's mission is one of service to the 27 million veterans who have served our country. To accomplish this mission, the DVA provides various products and services to veterans by working closely with various industry partners. These products and services include medical care, benefits, and social programs for the veteran community throughout the country. DLH believes that our services to the DVA are connected to the core mission of that Agency.
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
Backlog

At September 30, 2014, the total backlog was approximately $184 million. Total backlog as of September 30, 2013 was approximately $240 million. Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal of contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. Backlog value is based upon contract commitments, management judgment and assumptions about the volume of services, availability of customer funding and other factors. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At September 30, 2014, our funded backlog was $17 million and our unfunded backlog was $167 million.

The value of multi-client, competitive ID/IQ awards is included in backlog computation only when a task order is awarded. The award of an IDIQ contract does not represent a firm order for services and is subject to competitive bidding. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. A number of U.S. Government programs with which we are associated are multi-year programs, and as such a substantial portion of our backlog is expected to be filled subsequent to fiscal 2015. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options.

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
As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government's procurement policies, governmental appropriations, and availability of funds. A reduction in expenditures by the U.S. Government for the services that we provide, lower margins resulting from increasingly competitive procurement policies, or a reduction in the volume of contracts or subcontracts awarded to us could materially adversely affect our business. The U.S. Government contract bid process is subject to the U.S. Federal Acquisition Regulations and is complex and sometimes lengthy. Once a bid is won and a contract awarded, there is still the possibility of a bid protest or numerous delays in implementation. All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by failing to perform under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed and settlement of expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. In addition, government contracts are subject to audits at various points in the contracting process and our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors.
Employee Relations
As of September 30, 2014, the Company employed over 1,200 employees performing in 25 states throughout the U.S. On October 8, 2014, employees at our Chicago location approved the adoption of union representation for non-management employees. The vote taken is still in the process of being certified and collective bargaining has not yet occurred. Management believes that is has good relations with its employees. We do not expect this event to have a material impact to our operating results in the future.
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
Executive Officers

Our executive officers are:

Name	Age	Positions
Zachary C. Parker	57	President, Chief Executive Officer and Director
Kathryn M. JohnBull	55	Chief Financial Officer
John F. Armstrong	65	Executive Vice President—Corporate Development
Kevin Wilson	49	President, DLH Solutions, Inc.
Zachary C. Parker became Chief Executive Officer and President of DLH Holdings Corp. in February 2010. He has over 25 years of experience with the government services market, including DoD, holding several senior and executive management positions in addition to business development posts. His tenure includes approximately 19 years with Northrop Grumman, 7 years with GE Government Services (now Lockheed Martin), and 3 and 2 years with VSE Corporation and VT Group, respectively. Prior to joining DLH, Mr. Parker held executive positions, including President and previously Executive Vice President for Business Development, within VT Group, from March 2008 to February 2010. His executive development includes the GE Crotonville Executive Development Program, Darden Executive Leadership Program, Northrop Grumman Action Leadership Program, Wharton Earned Value Management, California Institute of Technology Strategic Marketing Program, and is Lean Six Sigma Green Belt certified among other professional and technical certifications. Mr. Parker is active in both professional and community associations including the Governmental Affairs Committee and the Veteran Affairs Task Force of the Washington DC-based Professional Services Council and has served as industry co-chair of the Government/Industry Partnership Executive council. He is an advisory board member of Hero Health Hire (a non-profit entity). He has also served as board member on joint venture companies in the government services business. Mr. Parker earned his bachelor's degree from California State University, Northridge (with honors) specializing in Human Factors Engineering and has completed post-graduate studies.
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
John F. Armstrong, MBA, FACHE joined DLH Holdings Corporation as Executive Vice President in December 2010 and leads our strategic partnerships and corporate business development affairs. Mr. Armstrong has over three decades of in-depth experience (both public and private) in the military and the government services industry. Prior to joining DLH, Mr. Armstrong served as Director of the Sustainment and Health Services operations within Lockheed Martin Corporation from May 2008 to November 2010. Previously, from August 2002 to May 2008, he served as senior vice president of business development for Eagle Group International where he was instrumental in successfully growing the company to a competitive large business prior to being acquired by Lockheed Martin. Additionally, Mr. Armstrong served a distinguished career in the U.S. Army, retiring as a Colonel (Medical Service Corps) in 2002. Mr. Armstrong is a fellow in the American College of Healthcare Executives and earned his Master of Business Administration degree from Marymount University, Master of Arts from Ball State University and completed his undergraduate studies at the University of Central Florida.
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

ITEM 1A. RISK FACTORS
 As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2014, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Risks Relating to Our Business and Our Industry
We depend on contracts with the Federal government for virtually all of our revenue and our business could be seriously harmed if the Federal government decreased or ceased doing business with us or changed its budgets or budgetary priorities.
Presently, the Company derives all of its revenue from agencies of the federal government. For the fiscal years ended September 30, 2014 and 2013, the Company derived approximately 96% of its revenue from various contracts awarded by the DVA. Accordingly, DLH remains dependent upon the continuation of its relationship with the DVA. As of September 30, 2014, contract awards from the DVA have anticipated periods of performance ranging from approximately two to up to five years. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under these awards. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

Because we derive all of our revenue from contracts with the Federal government, the success and development of our business will continue to depend on our successful participation in Federal government contract programs. However, the funding of our customers pursuant to continuing resolutions and the ongoing debate surrounding the proposed Federal budget for fiscal 2015 including questions pertaining to the duration and scope of sequestration, create continued budgetary uncertainty for our Federal customers, which may result in reduced awards, postponements in procurement of services and delays in collection of payments, which may affect our results of operations. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance. Further delays in the adoption of a full fiscal year budget or continuing resolution may materially and adversely impact our results of operations and financial condition.

Furthermore, even if the overall level of U.S. Government spending does increase or remains stable, the budgets of the government agencies with which we do business may be decreased or our projects with them may not be sufficiently funded. In the event the budgets or budgetary priorities of the U.S. Government entities with which we do business, particularly the DVA, are decreased or underfunded, our consolidated revenues and results of operations could be materially and adversely affected. A significant decline in government expenditures, a shift of expenditures away from programs that we support or a change in Federal government contracting policies could cause Federal government agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts. Given the strong bipartisan support for the Department of Veterans Affairs, we do not expect significant impact to our existing DVA contracts from budget negotiations or sequestration. However, programs we have, or are pursuing, could be materially reduced, extended, or terminated as a result of the ongoing budgetary uncertainty and there can be no assurances that our revenue will not be impacted by evolving budget priorities.

We may experience fluctuations in our revenues and operating results and any failure to increase our revenues and keep our expenses consistent with revenues could prevent us from maintaining profitability.

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
Many of our contracts and task orders with the Federal government are awarded through a competitive bidding process, which is complex and sometimes lengthy. We expect that much of the business that we will seek in the foreseeable future will continue to be awarded through competitive bidding. Many of our competitors are larger and have greater resources than we do, larger client bases and greater brand recognition. Our competitors, individually or through relationships with third parties, may be able to provide clients with different or greater capabilities or benefits than we can provide. If we are unsuccessful in competing with these other companies, our revenues and margins may materially decline.
If a bid is won and a contract awarded, there still is the possibility of a bid protest or numerous delays in implementation. Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work. It can take many months to resolve protests by one or more of our competitors of contract awards we receive. The resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated, and there can be no assurance that such protest process or implementation delays will not have a material adverse effect on our financial condition or results of operations in the future. This competitive bidding process presents a number of risks, including the following:

•	we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win, and to defend those bids through any protest process;

•	we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and

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
As we look to increase revenue from ventures in which we act as a subcontractor to a prime contractor, or from teaming arrangements under a joint venture, we may lack control over fulfillment of such contracts, and poor performance on the contract could impact our customer relationship, even if we perform as required. We expect to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could differ materially and adversely from those anticipated if any such prime contractor or teammate chose to offer directly to the client services of the type that we provide or if they team with other companies to provide those services.

Loss of our GSA schedule contracts or other contracting vehicles could impair our ability to win new business and perform under existing contracts.
We currently hold multiple GSA schedule contracts, including a Federal supply schedule contract for professional and allied healthcare services and the logistics worldwide services contract. Our professional and allied healthcare services schedule is in effect through June 2017. Our logistics worldwide schedule is in effect to November 2017. If we were to lose one or more of these contracts or other contracting vehicles, we could lose a significant revenue source and our operating results and financial condition could be materially and adversely affected.
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
We are exposed to legal proceedings, investigations and disputes. In addition, in the ordinary course of our business we may become involved in legal disputes regarding personal injury or employee disputes. While we provision for these types of incidents through commercial third party insurance carriers, we often defray these types of cost through higher deductibles. Any unfavorable legal ruling against us could result in substantial monetary damages by losing our deductible portion of carried insurance. We maintain insurance coverage as part of our overall legal and risk management strategy to lower our potential liabilities. If we sustain liabilities that exceed our insurance coverage or for which we are not insured, it could have a material adverse impact on our results of operations, cash flows and financial condition, including our profits, revenues and liquidity.
We are dependent upon certain of our management personnel and do not maintain "key personnel" life insurance on our executive officers.
Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2014, our CEO, CFO, Executive Vice President of Business Development and the President of DLH Solutions are under employment contracts. However, we do not maintain "key person" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.
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
If we are unable to attract qualified personnel, our business may be negatively affected.
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

At September 30, 2014, we had net operating losses, or NOLs, of approximately $40.8 million and $29.2 million for U.S. and state tax return purposes, respectively, and unutilized tax credits of approximately $1.1 million. Our U.S. NOLs begin to expire in 2021 and continue to expire through 2033. The tax affect of these net operating losses are offset by valuation allowances of $11.1 million as of September 30, 2014. Due to our recent trend of positive operating results, in the fiscal year ended September 30, 2014 we realized a $4.6 million tax benefit related to the release of a portion of our valuation allowance, to reflect the amount of our deferred tax asset that we expect to realize in future years. This release is based upon our current estimate of future taxable earnings based on results generated through the fiscal year ended September 30, 2014. As a result of our non-cash valuation allowance release during our fiscal year ended September 30, 2014, our U.S. tax provision expense in future periods may be at a higher effective tax rate, which will reduce our net income (or loss) and earnings (or loss) per share by a greater amount than it has in the past.

Our credit facility is secured by a lien on substantially all of our assets and if we are unable to make the scheduled principal and interest payments on the facility or maintain compliance with other debt covenants, we may default on the facility.

Details of the revolving credit line are disclosed in Part II - Management’s Discussion and Analysis and in Notes 5 and 6 to the consolidated audited financial statements included in this Annual Report on Form 10-K. The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company's ability to engage in certain transactions. Further, the Loan Agreement provides for customary events of default following which the Lender may, at its option, immediately terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company's circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral. The failure to comply with any of these covenants would cause a default, which, if not waived, could cause our debt to become immediately due and payable.

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
We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Current lenders do and future potential lenders may prohibit us from paying dividends without its prior consent. Therefore, holders of our common stock may not receive any dividends on their investment in us. Earnings, if any, may be retained and used to finance the development and expansion of our business.
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
Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval
As of September 30, 2014, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 54% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 46% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.
In addition, persons associated with Wynnefield Capital, Inc. currently serve on our Board of Directors. As a result of this share ownership and relationships on our Board of Directors, our largest stockholder will be able to influence all affairs and actions of our company, including matters requiring stockholder approval such as the election of directors and approval of significant corporate transactions. The interests of our principal stockholders may differ from the interests of the other stockholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2. PROPERTIES
Operations and Facilities
DLH's corporate headquarters are located to 1776 Peachtree Street, NW, Suite 300S, in Atlanta, Georgia. The Company also has leased office space in Loganville, Georgia. The facilities provide sufficient capacity to meet demands for the foreseeable future. In the fiscal year ended September 30, 2014, DLH's total lease expense for operations was approximately $193,000.
The following is summary information on DLH's facilities as of September 30, 2014:

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Principal Market
Our common stock is currently traded on The Nasdaq Capital Market under the symbol "DLHC."
Market Information
The ranges of high and low sales prices for the Company's common stock for the periods indicated below are:
Common Stock

FISCAL YEAR 2014	LOW	HIGH
1st Quarter	$1.02	$1.74
2nd Quarter	$1.44	$3.50
3rd Quarter	$1.28	$2.48
4th Quarter	$1.74	$2.10

FISCAL YEAR 2013	LOW	HIGH
1st Quarter	$0.54	$1.21
2nd Quarter	$0.65	$1.45
3rd Quarter	$0.69	$0.97
4th Quarter	$0.56	$1.65
The above quotations reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On September 30, 2014, the Company's common stock had a closing price of $1.94 per share.
Dividends
The Company has not declared any cash dividends on its common stock since inception and has no present intention of paying any cash dividends on its common stock in the foreseeable future.
Approximate Number of Equity Security Holders
As of September 30, 2014, there were 9,566,146 shares of common stock outstanding held of record by 175 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees. As of November 26, 2014, the Company believes it has approximately 1,754 beneficial owners of its common stock.
Sales of Unregistered Securities
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.
Securities Authorized for Issuance under Equity Compensation Plans
DLH presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2014. All grants of equity securities made to executive officers and directors, including those to the Chief Executive Officer are presently made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information(*)
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
2006 Long Term Incentive Plan	2,379,500		$1.40	930,347
Equity Compensation Plans Not Approved by Stockholders	20,000	(1)	$2.28	—
_______________________________________________________________________________

(1)	Consists of warrants to purchase common stock issued to a consultant.

Registrant Repurchases of Securities

On September 18, 2013, the Company announced that our Board of Directors authorized a stock repurchase program (the Program) under which we could repurchase up to $350 thousand of shares of our common stock through open market transactions in compliance with Securities and Exchange Commission Rule 10b-18, privately negotiated transactions, or other means. This repurchase program does not have an expiration date.

During fiscal fourth quarter ended September 30, 2014, the Company repurchased a total of 31,027 shares of its common stock pursuant to the program. As of September 30, 2014 there is a total of $259 thousand remaining for repurchases under the program.

The following table provides certain information with respect to the status of our stock repurchase program as of fourth quarter ended September 30, 2014:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
First Quarter Total	17,275	$1.20	17,275	$329
Second Quarter Total	—	$—	—	$329
Third Quarter Total	5,600	$1.76	5,600	$319
July 2014	8,700	$1.91	8,700	$303
August 2014	12,877	$1.95	12,877	$278
September 2014	9,450	$1.95	9,450	$259
Fourth Quarter Total	31,027	$1.94	31,027	$259

ITEM 6. SELECTED FINANCIAL DATA
We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2014. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Forward Looking Strategic Overview

DLH continues to follow federal budget, legislative, and contracting trends and activities as we develop our future market strategies. In doing so, we continue to focus on the following key initiatives in an effort to broaden our position in the U.S. Government contracting market:

•
differentiate DLH offerings by delivering professional, technical, logistical, and consulting services that enable customers to achieve business value through the use of best-in-class processes. Specifically, we use SPOT-m™, DLH’s unique approach to integration of people, processes, and technology tools to measure, manage and optimize our performance at project or enterprise levels;

•
continue expansion through organic growth as a prime contractor by delivering quality services and cost effective solutions to our customers. Organic growth has contributed to a 23% increase in revenue over the past three years, from $49.2 million for fiscal year 2012 to $60.5 million for fiscal 2014;

•
selectively review and position ourselves for potential strategic acquisitions or other business arrangements such as subcontracting and joint ventures, in an effort to expand the number of opportunities available and increase our market coverage; and

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

Business Overview

DLH provides services and solutions within two broad US Government markets: healthcare and logistics. Our offerings are segregated into two revenue streams: Healthcare Delivery Solutions and Logistics & Technical Services, which now includes our contingency staff augmentation service offering. Our services are provided to government agencies including the Department of Veteran Affairs, the Department of Defense, and other government clients.

The approximate percentage of revenue derived from our services and solutions are shown in the following table:

	Fiscal Year Ended	Fiscal Year Ended
Revenue Stream	September 30, 2014	September 30, 2013
Healthcare Delivery Solutions	52%	54%
Logistics &Technical Services	48%	46%

Healthcare Delivery Solutions

Healthcare Delivery Solutions provide a broad continuum of care for our nation's servicemen/women and veterans in various settings and facilities. These include Combat Trauma Centers (CTCs), Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. As more and more federal and DoD programs increase their performance-based requirements, DLH Solutions' workforce profile of medical talent and credentials will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumatic brain injury management, medical systems analysis, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies.

Logistics & Technical Services

Logistics & Technical Services draws heavily upon our proven logistics expertise and processes. DLH resources possess expertise covering a wide range of logistics, readiness and project engineering. The experience of DLH Solutions' project personnel is diverse from operational unit level to systems and program office experience. Our core competencies include supply chain management, performance-based logistics, distribution center and inventory management, statistical process control, packaging/handling/storage & transportation, configuration management, readiness planning, and supply support operations. In addition, we provide program and project management, systems engineering and applicable information technology services, integrated logistics support (including operational systems), readiness assessments, training, equipment maintenance, hazardous material management, facilities and shipyard support services and more. DLH Solutions also provides professional staff to the federal government specializing in logistics, office administration, IT, and facilities/warehouse management. Contingency staff augmentation provides disaster and emergency response services and civilian workforce augmentation services.

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

Forward Looking Business Trends

DLH continues to see stability and growth within our sector of the federal government market, specifically the DVA, which comprises approximately 96% of our current customer base.

We continue to see strong bipartisan support for improving the healthcare of US Veterans. The Veterans Access, Choice, and Accountability Act of 2014 was passed by both houses of Congress, and signed into law by President Obama on August 7, 2014. According to the Congressional Budget Office, the bill would result in net spending of roughly $10 billion from 2014 through 2024. Portions of the bill cover our addressable market of providing services to facilitate access to and quality of care for veterans.

Passage of this bill followed the President's March 2014 proposed $163.9 billion budget for the DVA 2015 fiscal year, to support the VA’s goals to expand access to health care and other benefits, eliminate the disability claims backlog, and end homelessness among Veterans. The $68.3 billion discretionary portion of the budget is a $2.0 billion increase over 2014 enacted levels. This request reflects a 35.2% increase in discretionary budget since 2009 with a 3.0% increase over 2014, covering approximately 9.3 million Veterans enrolled in VA healthcare.

DLH is encouraged by recent bipartisan and Pentagon support for our strategic addressable markets within the DoD and Department of Veterans Affairs. The DVA fiscal year 2014 - 2020 Strategic Plan includes the goal to enhance and develop trusted partnerships with the DoD and the private sector, among others. We believe that our operational efficiency and expertise is well aligned with the DVA strategic goals to manage and improve VA operations to deliver seamless and integrated support.

From an overall budget perspective, on September 18, 2014, the 113th Congress passed continuing resolution (CR), H.J. Res. 124. The CR continues funding for all federally funded programs through December 11, 2014 at slightly below fiscal year 2014 funding levels, on an annualized basis. When lawmakers return after the November 2014 mid-term election, Congress will either finalize fiscal year 2015 into an omnibus appropriations bill, or extend the CR into early/mid 2015 to be acted upon by the 114th Congress whose session begins in January 2015.

While there have been bipartisan calls to increase defense spending in 2015 and beyond, it remains likely that government discretionary spending will be constrained for several years to come. As with other companies operating in the federal government market, the possibility remains that one or more of our targeted programs could be cut back or terminated as a result of:

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

Although specific funding priorities are subject to change from year to year, we believe that our strategic business alignment around selected military and veterans healthcare, health IT, and logistics sustainment services allows us to expand within what we consider to be top national priority programs and budget areas. Further, we will continue to target programs and agencies that we believe are likely to maintain a large addressable long-term market.

Results of Operations for Fiscal Year 2014 as Compared to Fiscal Year 2013

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Year Ended
Condensed Consolidated Statement of Operations:	September 30, 2014		September 30, 2013		Change (lower)
Revenues	$60,493	100.0%	$53,506	100.0%	$6,987	—%
Direct expenses	51,534	85.2%	46,007	86.0%	5,527	(0.8)%
Gross margin	8,959	14.8%	7,499	14.0%	1,460	0.8%
General and administrative expenses	8,089	13.4%	7,130	13.3%	959	0.1%
Depreciation and amortization	106	0.2%	121	0.2%	(15)	—%
Income from operations	764	1.2%	248	0.5%	516	0.7%
Other income (expense), net	(4)	—%	(407)	(0.8)%	403	0.8%
Income (loss) before income taxes	760	1.2%	(159)	(0.3)%	919	1.5%
(Benefit) provision for income taxes	(4,597)		—		(4,597)
Net Income (loss)	$5,357		$(159)		$5,516

Income (loss) before taxes per share - basic	$0.08		$(0.02)		$0.10
Income (loss) before taxes per share - diluted	$0.08		$(0.02)		$0.10

Net Income (loss) per share - basic	$0.56		$(0.02)		$0.58
Net Income (loss) per share - diluted	$0.54		$(0.02)		$0.56

Revenues

Fiscal year 2014 revenue was $60.5 million, an increase of $7.0 million or 13.1% over the prior year period. The increase in revenue is due primarily to new business awarded in 2013 and 2014, as well as expansion on current programs.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Fiscal year 2014 direct expenses were $51.5 million, an increase of approximately $5.5 million or 12.0% over the prior year period on higher revenue. As a percentage of revenue, direct expenses decreased by approximately (0.8)%, with the improvement attributable to favorable contract performance and cost management, offset in part by increased workers compensation costs.

Gross Margin

Gross margin for the year ended September 30, 2014 was approximately $9.0 million, an increase of approximately $1.5 million or 19.5% over prior fiscal year. As a percentage of revenue, our gross margin rate of 14.8% for the year ended September 30, 2014, increased by 0.8% over the prior year period. The gross margin rate benefited from new business awarded in 2013 and improved contract performance, with downward pressure from increased workers compensation costs. We continue to focus on internal measures to control costs and improve our margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. Fiscal year 2014 G&A expenses were approximately $8.1 million, an increase of approximately of $1.0 million or 13.5% over the prior year period. The increase in expense was due principally to managing our increased business volume, spending on new business acquisition initiatives, and non-cash stock option expense. Excluding non-cash stock option expense of $472 thousand and $206 thousand for 2014 and 2013, respectively, G&A expenses for fiscal year 2014 increased by 10.0% over the prior year period.

As a percentage of revenue, G&A expenses increased by 0.1% over the prior year period, due to the factors described above.  Excluding non-cash stock option expense of $472 thousand and $206 thousand for 2014 and 2013, respectively, G&A expenses for fiscal year 2014 were 12.6% of revenue, a decrease of 0.3% over prior year.

Depreciation and Amortization

DLH, as a professional services organization, has not required significant recurring expenditures on capital equipment and other fixed assets.

Income from Operations

Income from operations for the year ended September 30, 2014 was approximately $0.8 million, an increase of approximately $0.5 million over the prior fiscal year. The increase in income in fiscal 2014 was due to improved gross margin of approximately $1.5 million offset by growth of $1.0 million in G&A expenses as described above.

Other Expense, net

For the year ended September 30, 2014, other income (expense), net, was approximately $(4) thousand, an improvement of approximately $403 thousand over the prior fiscal year. The current year improvement is due principally to a gain recognized on the maturity of the derivative financial instruments associated with our convertible debentures that were settled in first quarter fiscal 2014.

Income before Income Taxes

Income before taxes for fiscal year ended September 30, 2014 was approximately $0.8 million, an improvement of approximately $0.9 million over prior fiscal year, due principally to improved income from operations and lower financing and borrowing expenses. Income before taxes per share basic and diluted was $0.08 per share for year ended September 30, 2014, an improvement of $0.10 per share over prior year period.

Income Tax

Due to our recent trend of positive operating results, in the fiscal year ended September 30, 2014 we realized a $4.6 million tax benefit related to the release of a portion of our valuation allowance, to reflect the amount of our deferred tax asset that we expect to realize in future years. This release is based upon our current estimate of future taxable earnings based on results generated through the fiscal year ended September 30, 2014. To project taxable income in the carryforward period, we first estimated revenue for the carryforward period based on the expected performance under current contracts, plus expected changes in the contract base. Using these estimates of revenue, we assumed a proportional level of book income as was generated from the revenues recorded in the fiscal year ended September 30, 2014. We further assumed that tax goodwill amortization would continue through its 15 year life. Finally, we assumed that the net timing differences as of the fiscal year ended September 30, 2014 would fully reverse.

Using the taxable income projection, we calculated the amount of NOL utilization that would be achieved within each loss year’s carryforward period. Our estimate of future taxable income will be revised at least annually or more frequently upon the occurrence of an event which warrants a new estimate. In the fiscal year ended September 30, 2013 the Company did not recognize a tax expense or benefit.

As a result of our non-cash valuation allowance release during our fiscal year ended September 30, 2014, our U.S. tax provision expense in future periods may be at a higher effective tax rate, which will reduce our net income (or loss) and earnings (or loss) per share by a greater amount than it has in the past. However, we expect higher effective tax rates and tax provisions will result in non-cash U.S. income tax expense, as we expect to be able to utilize net operating losses to offset future cash taxes in the U.S. into the foreseeable future.

Net Income

Net income for the year ended September 30, 2014 was approximately $5.4 million or $0.54 per basic and diluted share, an improvement of approximately $5.5 million over prior year period, or $0.56 per basic and diluted share. This improvement is due principally to the benefit recognized on income tax assets, in addition to increased revenue and gross margin.

Other Data for the Year ended 2014 and 2013

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

	Year Ended
	September 30,
	2014	2013	Change
Net income (loss)	$5,357	$(159)	$5,516
(i) Interest and other expenses, net	4	407	(403)
(ii) (Benefit) provision for income taxes	(4,597)	—	(4,597)
(iii) Depreciation and amortization	106	121	(15)
(iv) G&A expenses — equity grants	472	206	266
EBITDA adjusted for other non-cash charges	$1,342	$575	$767

EBITDA adjusted for other non-cash charges for the fiscal year ended September 30, 2014 was approximately $1.3 million, an increase of approximately $0.8 million over the prior fiscal year ended September 30, 2013. This increase is due principally to increased revenue and gross margin as described in the preceding paragraphs.

Liquidity and Capital Resources

Presently, the Company derives all of its revenue from agencies of the federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal year ended September 30, 2014 and 2013, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 96% of revenue for the years ended September 30, 2014 and 2013.

Accordingly, DLH remains dependent upon the continuation of its relationship with the DVA. As of September 30, 2014, these awards from the DVA have anticipated periods of performance ranging from approximately two to up to five years. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under these awards. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

Cash position at September 30, 2014

For the year ended September 30, 2014, the Company generated operating income of $0.8 million and net income of approximately $5.4 million. At September 30, 2014, the Company had an accumulated deficit of approximately $(62.2) million.

Our cash position has significantly improved during the year ended September 30, 2014. Selected sources and uses of cash are shown in the table below, (amounts in millions):

		Year Ended
	Ref	09/30/14
Cash and cash equivalents	(a)	$3.9
Borrowing on line of credit	(b)	$0.0
Line of credit availability	(c)	$2.5
Adjusted EBITDA	(d)	$1.3
Cash flows from operating activities	(e)	$1.7
Cash flows used in financing activities	(f)	$(1.2)
Working capital (current assets minus current liabilities)	(g)	$0.7

Ref (a): At September 30, 2014, the Company had cash deposits on hand of approximately $3.9 million.

Ref (b): The Company had no borrowing on our line of credit at September 30, 2014. This represents a reduction in borrowing of approximately $1.0 million for the year ended September 30, 2014.

Ref (c): At September 30, 2014, our available loan reserves were approximately $2.5 million, comprised of approximately $1.4 million in stand by letter of credit reserve and $1.1 million of unused loan capacity.

Ref (d): Adjusted EBITDA of approximately $1.3 million represents income from operations before reductions for non-cash operating expenses and depreciation. It is an internal measure used by management to gauge the amount of cash generated from operations.

Ref (e): Cash flows from operating activities increased $1.7 million due principally to improved profitability and cash collateral released upon issuance of a standby letter of credit, partially offset by higher accounts receivable and a net reduction in accrued current liabilities.

Ref (f): Cash flows used in financing activities for the year ended September 30, 2014 were approximately $(1.2) million, resulting from repayment of our loan balance and net repayments of our convertible debentures during first quarter 2014. In addition, net cash used in investing activities for the year ended September 30, 2014 was approximately $(13) thousand, consistent with our historically low requirements for expenditures on fixed assets and capital equipment.

Ref (g): We had approximately $0.7 million in surplus working capital at September 30, 2014, a $2.7 million improvement over the prior year period. This was due to working capital generated from profitable operations, release of cash collateral upon issuance of a standby letter of credit, and capital derived from conversion of convertible debt and exercise of warrants during first quarter 2014.

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

Management's assessment of cash and cash equivalents at September 30, 2014

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.9 million as of September 30, 2014; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); (c) planned operating cash flow; and (d) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”), as amended, with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide an initial two (2) year secured loan facility with renewal options to DLH Solutions. The current term of the Loan Agreement expires on July 29, 2015 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. The current available line of credit maximum amount is $6 million, with an unbilled accounts facility of the Loan Agreement currently set at a maximum of $1 million. Presently, the maximum availability under this loan facility is $3 million (the "Sublimit"), subject to eligible accounts receivable, excluding retroactive billings. The Company’s ability to increase the Sublimit of its available credit is subject to the satisfaction of certain conditions, including (i) the Company's (a) demonstrated need for the increase and (b) compliance with the Loan Agreement, and (ii) the Lender’s consent, in its sole discretion, to increase the Sublimit. At September 30, 2014, our loan availability was approximately $2.5 million, comprised of a $1.4 million letter of credit reserve and $1.1 million of unused loan capacity. As of September 30, 2014, there was no outstanding loan balance.

In addition, the Loan Agreement permits letters of credit to be issued under the overall credit facility, subject to availability provided by eligible billed and unbilled accounts receivable and further subject to a limit of $1.35 million. The letter of credit has an expiration date of May 15, 2015 and will automatically extend for additional one-year periods unless either party provides written notice of non-renewal within 60 days of the annual expiration date.

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

The Loan Agreement, as amended, also provides that if the Loan Agreement is terminated prior to July 29, 2015, either (i) by DLH Solutions or automatically on the commencement of an insolvency proceeding by DLH Solutions or (ii) by Lender after the occurrence of an event of default, Lender will be entitled to a termination fee of 0.5% of the maximum loan amount sublimit then in effect.

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

Payroll Taxes

From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes. These notices are predominantly related to the former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability ($1.4 million at September 30, 2014 and September 30, 2013) has been recorded in accrued expenses and other current liabilities and includes estimated accrued penalties and interest totaling approximately $0.6 million.

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

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Loan Payable (1)	$—	$—	$—	$—
Operating Leases	303	143	160	—
Total Obligations	$303	$143	$160	$—

(1)     Represents the amounts recorded in respect of the loan payable due to Presidential Financial Corporation in accordance with the loan agreement.

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

During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring adjustments. At September 30, 2014 and September 30, 2013, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2014 and September 30, 2013.

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

The Company continues to support the Government’s review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. DLH has had ongoing interactions with the customer during fiscal 2014, and in September 2014 we submitted a claim to the DVA to seek a final determination by the DVA’s contracting officer of the amount due to DLH, and immediate payment of such amount. Although the timing cannot be guaranteed, at present, the Company expects to bill and collect such amounts within the next twelve months. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts the Company may receive will be within the range specified above.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, expected settlement amounts of accounts receivable, measurement of prepaid workers’ compensation, valuation allowances established against accounts receivable and deferred tax assets,  measurement of payroll tax contingencies, accounts payable, workers’ compensation claims, and accrued expenses and the valuation of derivative financial instruments associated with debt agreements. In addition, the Company estimates overhead charges and allocates such charges throughout the year.  Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations. For a detailed discussion on the application of these and other accounting policies, you should review the discussion under the caption Significant Accounting Policies in Note 7 of the notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2014, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2014. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company has adequate net operating loss carryforwards to offset against any taxable income in the current period. The Company recorded a valuation allowance against its net deferred tax assets of $11.1 million and $16.0 million at September 30, 2014 and 2013, respectively. Tax years open for examination are 2011 and forward.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Annual Report, and we incorporate such discussion by reference.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this evaluation, management used the 2013 framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework on Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2014.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of our Company’s fiscal year ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Effective as of November 13, 2014, the Company granted an aggregate of 66,250 shares of non-restricted stock to its non-executive directors consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. There is no other information required to be disclosed that has materially affected, or is reasonably likely to materially affect, our results of operations, financial position or cash flows.
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
We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2014. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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

3.6		Amendment to Amended and Restated Certificate of Incorporation of the Company filed June 25, 2012 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 26, 2012).
4.1		Convertible Debenture issued to Wynnefield Small Cap Value, LP I (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
4.2		Convertible Debenture issued to Wynnefield Small Cap Value, LP (filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
4.3		Common Stock Purchase Warrant issued to Wynnefield Small Cap Value, LP I (filed as Exhibit 4.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
4.4		Common Stock Purchase Warrant issued to Wynnefield Small Cap Value, LP (filed as Exhibit 4.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
4.5		Form of Warrant Issued in October 2011 (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011).
4.6		Form of Subscription Rights Certificate (filed as Exhibit 4.5 to Registration Statement on Form S-1/A filed on April 26, 2012).
4.7		Form of Subscription Agent Agreement by and between Teamstaff, Inc. and Continental Stock Transfer & Trust Company (filed as Exhibit 4.6 to Registration Statement on Form S-1 filed on March 16, 2012).
10.1		Form of Stock Purchase Agreement among TeamStaff, Inc. and the Shareholders of RS Staffing Services, Inc. dated as of May 26, 2005 (filed as Exhibit 10.1 to Form 8-K dated June 8, 2005).
10.2	#	Form Notice of Restricted Stock Bonus Award and Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2006).
10.3	#	Form of Director Stock Option Agreement for options granted September 1, 2006. (filed as Exhibit 10.26 to the Company's Form 10-K filed on December 21, 2006).
10.4	#	Employment Agreement between the Company and Zachary C. Parker, dated February 9, 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 11, 2010).
10.5	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).
10.6	†
Loan and Security Agreement, dated as of July 29, 2010, between Teamstaff Government Solutions, Inc. and Presidential Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 16, 2010).

10.7		Secured Promissory Note, dated July 29, 2010, executed by TeamStaff Government Solutions, Inc.(filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 16, 2010).
10.8		Corporate Guaranty Agreement, dated July 29, 2010, executed by TeamStaff, Inc. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 16, 2010).
10.9		Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K, filed on August 27, 2010).
10.10		Second Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K, filed on November 30, 2010).
10.11
Third Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation, dated February 9, 2011 (filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

10.12		Form of Subscription Agreement (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).
10.13		Form of Subscription Agreement (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011).
10.14	#	2006 Long Term Incentive Plan, as amended (filed as Exhibit A to the Proxy Statement dated July 18, 2011) with respect to the Annual Meeting of Shareholders held on August 18, 2011).
10.15		Debenture Purchase Agreement dated as of June 1, 2011 (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
10.16		Amendment to Employment Agreement between the Company and Zachary C. Parker (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
10.17
Creditor Subordination Agreement by TeamStaff Government Solutions, Inc., TeamStaff, Inc., Presidential Financial Corporation and Wynnefield Partners SmallCap Value LP (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.18
Creditor Subordination Agreement by TeamStaff Government Solutions, Inc., TeamStaff, Inc., Presidential Financial Corporation and Wynnefield Partners SmallCap Value LP I (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).

10.19
Fourth Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation dated November 30, 2011 (filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended September 30, 2011).

10.20		Standby Purchase Agreement dated May 2, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed May 3, 2012).
10.21		Form of Registration Rights Agreement, dated May 2, 2012 (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 3, 2012).
10.22		Amendment to Secured Promissory Note and Loan Agreement dated as of May 18, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed May 24, 2012).
10.23	#	Employment Agreement with Kathryn M. JohnBull (filed as Exhibit 10.1 to Current Report on Form 8-K filed June 29, 2012).
10.24	#	Amendment to Employment Agreement with Zachary C. Parker (filed as Exhibit 10.1 to Current Report on Form 8-K filed November 12, 2012).
10.25	#	Employment Agreement between the Company and Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2013).
10.26	#	Employment Agreement between the Company and John F. Armstrong (filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 4, 2013).
10.27	#	2006 Long Term Incentive Plan, as amended (filed as Annex A to the Company’s Proxy Statement dated January 3, 2014)
10.28		Sixth Amendment to Secured Promissory Note and Loan Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K filed April 2, 2014).
10.29	#	Amendment to Employment Agreement with Kathryn M. JohnBull (filed as Exhibit 10.1 to Current Report on Form 8-K filed September 24, 2014).
14.00		Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2003).

21.00	*	Subsidiaries of Registrants.
23.10	*	Consent of WithumSmith+Brown, PC
31.10	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.20	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.10	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.0
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements Of Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements.

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
Dated: December 10, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK G. WASSERMAN	Chairman of the Board	December 10, 2014
Frederick G. Wasserman

/s/ T. STEPHEN JOHNSON	Director	December 10, 2014
T. Stephen Johnson

/s/ MARTIN J. DELANEY	Director	December 10, 2014
Martin J. Delaney

/s/ WILLIAM H. ALDERMAN	Director	December 10, 2014
William H. Alderman

/s/ AUSTIN J. YERKS III	Director	December 10, 2014
Austin J. Yerks III

/s/ ELDER GRANGER	Director	December 10, 2014
Elder Granger

/s/ ZACHARY C. PARKER	Chief Executive Officer, President and Director	December 10, 2014
Zachary C. Parker

/s/ KATHRYN M. JOHNBULL	Chief Financial Officer and Principal Accounting Officer	December 10, 2014
Kathryn M. JohnBull

DLH Holdings Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DLH Holdings Corp.
We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DLH Holdings Corp. and Subsidiaries as of September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WITHUMSMITH+BROWN, PC
WithumSmith+Brown, PC
New York, New York
December 10, 2014

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Year Ended
	September 30,
	2014	2013
Revenue	$60,493	$53,506
Direct expenses	51,534	46,007
Gross margin	8,959	7,499
General and administrative expenses	8,089	7,130
Depreciation and amortization	106	121
Income from operations	764	248
Other expense, net	(4)	(407)
Income (loss) before income taxes	760	(159)
(Benefit) provision for income taxes	(4,597)	—
Net income (loss)	$5,357	$(159)

Income (loss) before income taxes per share
Basic	$0.08	$(0.02)
Diluted	$0.08	$(0.02)

Net income (loss) before income taxes per share
Basic	$0.56	$(0.02)
Diluted	$0.54	$(0.02)

Weighted average common shares outstanding
Basic	9,570	9,310
Diluted	9,839	9,310

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	September 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,908	$3,408
Accounts receivable, net	12,372	11,943
Deferred taxes, net	84	—
Other current assets	510	599
Total current assets	16,874	15,950
Equipment and improvements, net	63	156
Deferred taxes, net	4,513	—
Goodwill	8,595	8,595
Other long-term assets	27	1,057
Total assets	$30,072	$25,758
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations	$—	$1,313
Derivative financial instruments, at fair value	—	160
Accrued payroll	11,465	11,138
Accounts payable, accrued expenses, and other current liabilities	4,746	5,343
Total current liabilities	16,211	17,954
Other long term liabilities	15	20
Total liabilities	16,226	17,974
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,568 at September 30, 2014 and 9,320 at September 30, 2013, outstanding 9,566 at September 30, 2014 and 9,318 at September 30, 2013	10	9
Additional paid-in capital	76,083	75,400
Accumulated deficit	(62,244)	(67,601)
Treasury stock, 2 shares at cost at September 30, 2014 and 2 shares at cost at September 30, 2013	(3)	(24)
Total shareholders’ equity	13,846	7,784
Total liabilities and shareholders' equity	$30,072	$25,758

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	September 30,
	2014	2013
Operating activities
Net income (loss)	$5,357	$(159)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization including financing costs	116	299
Change in fair value of derivative financial instruments	(99)	41
Non-cash equity grants	472	206
Deferred taxes, net	(4,597)
Changes in operating assets and liabilities
Accounts receivable	(429)	1,085
Prepaid workers' compensation and other current assets	89	51
Other assets	1,030	(303)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(269)	628
Other long term liabilities	(5)	(43)
Net cash provided by operating activities	1,665	1,805

Investing activities
Purchase of equipment and improvements	(13)	(9)
Net cash used in investing activities	(13)	(9)

Financing activities
Net repayments on bank loan payable	(951)	(1,412)
Rights offering expenses	—	(14)
Repayments of capital lease obligations	(22)	(51)
Net repayment on convertible debentures	(140)	—
Proceeds from exercise of warrants	52	—
Repurchased shares of common stock held as treasury stock	21	—
Repurchased shares of common stock subsequently canceled	(112)	—
Net cash used in financing activities	(1,152)	(1,477)

Net increase in cash and cash equivalents	500	319
Cash and cash equivalents at beginning of period	3,408	3,089
Cash and cash equivalents at end of period	$3,908	$3,408

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$124	$94
Cash paid during the period for income taxes	$—	$—
Non-cash settlement of warrants	$62	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the year ended September 30, 2014
(Amounts in thousands)

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Shares	Amount	Total Shareholders' Equity
BALANCE, September 30, 2012	9,266	$9	$75,207	$(67,442)	2	$(24)	$7,750
Director restricted stock grants	52		54				54
Issuance of shares for services			12				12
Expense related to employee stock option grants			140				140
Fees related to rights offering			(13)				(13)
Net loss				(159)			(159)
BALANCE, September 30, 2013	9,318	$9	$75,400	$(67,601)	2	$(24)	$7,784
Director restricted stock grants	80		109				109
Expense related to employee stock option grants			363				363
Exercise of convertible debentures	168	1	209				210
Exercise of warrants	54		114				114
Cancellations of shares	(52)		(112)		(2)	24	(88)
Purchase of common stock	(2)				2	(3)	(3)
Net income				5,357			5,357
BALANCE, September 30, 2014	9,566	$10	$76,083	$(62,244)	2	$(3)	$13,846

The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-K and Regulation S-K.

2. Business Overview

For more than 25 years, DLH Holdings Corp. ("DLH"), has provided professional services to the U.S. Government. Headquartered in Atlanta, Georgia, DLH employs over 1,200 skilled technicians, logisticians, engineers, healthcare and support personnel at more than 25 locations around the United States. DLH’s operating subsidiary, DLH Solutions, Inc., is organized into two broad integrated revenue streams: Healthcare Delivery Solutions and Logistics & Technical Services. Our customers, a majority of whom are within the Departments of Defense ("DoD") and Veterans Affairs ("DVA"), benefit from proven business process management processes, technical excellence and differentiation, and cost management. The remaining portion of DLH's business is comprised of customers within the Center for Disease Control and Prevention, Departments of Justice, Agriculture, Interior and Federal Emergency Management Agency, at locations throughout the United States.

DLH Holdings Corp. (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our") manages its operations from its principal executive offices at 1776 Peachtree Street, Atlanta, Georgia 30309.

Presently, the Company derives all of its revenue from agencies of the federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal years ended September 30, 2014 and 2013, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 96% of revenue for the twelve months ended September 30, 2014 and 2013. In addition, all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2014 and 2013. We believe that the credit risk associated with our receivables is limited due to the credit worthiness of these customers.

Accordingly, DLH remains dependent upon the continuation of its relationship with the DVA. As of September 30, 2014, contracts with the DVA have anticipated periods of performance ranging from approximately two to up to four years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under its current contract, we believe that our strong working relationship and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The effective date of these revisions is for reporting periods beginning after December 15, 2016, with early application not permitted. The Company is evaluating the impact of this revision.

In June 2014, the FASB issued guidance related to accounting for share-based payments for certain performance stock awards. The effective date of this guidance is for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the impact of this guidance.

In August 2014, the Financial Accounting Standards Board (FASB) issued guidance regarding management's going concern evaluations. The guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. The guidance is effective for all entities for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not believe the standard will have a material impact on our financial statement disclosures.

4. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

5. Supporting Financial Information

Accounts Receivable

		(in thousands)
		September 30,	September 30,
	Ref	2014	2013
Billed receivables		$2,569	$2,408
Unbilled receivables	(a)	9,803	9,535
Total accounts receivable		12,372	11,943
Less: Allowance for doubtful accounts	(b)	—	—
Accounts receivable, net		$12,372	$11,943

Ref (a): Includes $9.3 million related to retroactive billings submitted to incorporate the impact of relevant wage determinations on certain contracts. Revenues related to these retroactive billings were recognized in fiscal 2008 in accordance with GAAP, as follows: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, which was formalized in a contract modification (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectibility was reasonably assured based on historical practices with, and contractual requirements of, the DVA. The related direct costs, principally comprised of salaries and benefits, were accrued to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees. During the year ended September 30, 2008, DLH recognized revenues of $10.8 million revenue related to these non-recurring adjustments, of which $1.5 million was subsequently billed and collected. DLH has had ongoing interactions with the customer during fiscal 2014, and in September 2014, we submitted a claim to the DVA to seek a final determination by the DVA’s contracting officer of the amount due to DLH and immediate payment of such amount. We expect closure on this issue within the next twelve months.

Ref (b): Accounts receivable are unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. Our allowance for doubtful accounts was zero at both September 30, 2014 and 2013.

Other Current Assets

		(in thousands)
		September 30,	September 30,
	Ref	2014	2013
Workers' compensation receivable	(a)	$199	$358
Prepaid insurance expense		176	143
Other prepaid expenses		135	98
Total other current assets		$510	$599

Ref (a): As part of the Company’s discontinued PEO operations, DLH had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. DLH estimates that the remaining workers compensation receivable of approximately $0.2 million will be received within the next twelve months.

Debt Obligations

		(in thousands)
		September 30,	September 30,
	Ref	2014	2013
Bank loan payable		$—	$951
Current portion of capital lease obligation		—	22
Convertible debenture, net	(a)	—	340
Total debt obligations		$—	$1,313

Ref (a): See Note 12 regarding maturity and closure of the convertible debenture.

Accrued Payroll

		(in thousands)
		September 30,	September 30,
	Ref	2014	2013
Accrued current payroll		$2,440	$2,302
Accrued payroll related to unbilled accounts receivable		9,025	8,836
Total accrued payroll		$11,465	$11,138

Equipment and Improvements, net

		(in thousands)
		September 30,	September 30,
	Ref	2014	2013
Furniture and equipment		$139	$139
Computer equipment		126	126
Computer software		430	417
Leasehold improvements		24	24
		719	706
Less accumulated depreciation and amortization		(656)	(550)
Equipment and improvements, net	(a)	$63	$156

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Accounts Payable, Accrued Expenses, and Other Current Liabilities

		(in thousands)
		September 30,	September 30,
	Ref	2014	2013
Accounts payable		$779	$1,396
Accrued benefits		720	596
Accrued bonus and incentive compensation		693	860
Accrued workers compensation insurance		767	563
Other accrued expenses		339	534
Payroll tax accrual	(a)	1,448	1,394
Total accrued expenses and other current liabilities		$4,746	$5,343

Ref (a): From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes. These notices are predominantly related to the former PEO operations which were sold in fiscal 2003. The liability includes estimated accrued penalties and interest through the date of the financial statements totaling approximately $630 thousand.

Other Income (Expense)

		(in thousands)
		Year Ended
		September 30,
	Ref	2014	2013
Interest expense, net		$(99)	$(172)
Amortization of deferred financing costs		(10)	(177)
Change in value of derivative financial instruments	(a)	99	(42)
Other income (expense), net		6	(16)
Total other expense, net		$(4)	$(407)

Ref (a): Represents the adjustment to fair value of embedded conversion feature and warrants related to the Company's convertible debentures. Such instruments did not meet the requirements for qualified hedge accounting under GAAP.

6. Liquidity

At September 30, 2014, the Company had cash and cash equivalents of approximately $3.9 million, net working capital of approximately $0.7 million, and an accumulated deficit of approximately $(62.2) million. For the year ended September 30, 2014, the Company realized income before taxes of approximately 0.8 million, as compared to a loss before taxes of $(0.2) million for the year ended September 30, 2013.

The Company has a credit facility with a lending institution which provides a maximum amount of $6 million and includes a maximum amount available under the unbilled facility of $1 million. The current term of the credit facility expires on July 29, 2015 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. Presently, the maximum availability under this loan facility is $3 million, subject to eligible accounts receivable, excluding retroactive billings.  The interest rate on the Accounts Receivable portion of the loan was 4.0% at September 30, 2014, and 5.2% at September 30, 2013.  The interest rate on the Unbilled Accounts portion was 4.0% at September 30, 2014, and 7.2% at September 30, 2013. At September 30, 2014, our loan availability was approximately $2.5 million, comprised of a $1.4 million letter of credit reserve and $1.1 million of unused loan capacity.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.9 million as of September 30, 2014; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); (c) planned operating cash flow; and (d) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

7. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, expected settlement amounts of accounts receivable, valuation allowances established against accounts receivable and deferred tax assets, measurement of loss development on workers’ compensation claims, and the valuation of derivative financial instruments associated with debt agreements. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations.

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

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2014, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2014. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either September 30, 2014 and 2013. We report interest and penalties as a component of income tax expense. In the fiscal years ending September 30, 2014 and 2013, we recognized no interest and no penalties related to income taxes.

The Company has adequate net operating loss carryforwards to offset against any taxable income in the current period. The Company recorded a valuation allowance against its net deferred tax assets of $11.1 million and $16.0 million at September 30, 2014 and 2013, respectively. Tax years open for examination are 2010 and forward.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits held with financial institutions may exceed the $250,000 limit.

8. Stock-based compensation, equity grants, and warrants

Stock-based compensation expense

All grants of equity are presently made under the 2006 Long Term Incentive Plan. As of September 30, 2014, 0.9 million shares remained available for grant under the Plan. Options issued under the Plan are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)
		Year Ended
	Ref	September 30,
		2014	2013
DLH employees		$363	$140
Non-employee directors	(a)	109	54
Warrants to consultants	(b)	—	12
Total compensation expense		$472	$206

Ref (a): Equity grants of restricted stock to non-employee directors, in accordance with DLH compensation policy for non-employee directors. The shares vested immediately and stock expense was recognized accordingly.

Ref (b): Warrants may be issued from time-to-time to non-employee third parties in order to induce them to enter into certain transactions with the Company. The Company recognizes non-cash expense related to such activity over the estimated period of performance.

Unrecognized stock-based compensation expense

		(in thousands)
		Period Ended
		September 30,
	Ref	2014	2013
Unrecognized expense for DLH employees	(a)	$346	$92
Unrecognized expense for non-employee directors	(b)	125	150
Total unrecognized expense		$471	$242

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. This expense is expected to be recognized over the next 2.8 years, with a weighted average life of 1.2 years.

Ref (b): Unrecognized stock expense related to prior years equity grants of restricted stock to non-employee directors, based on performance criteria, in accordance with DLH compensation policy for non-employee directors. The shares will vest and expense will be recorded upon future satisfaction of specified performance.

Stock option activity for the year ended September 30, 2014:

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2012		1,363	$1.19	8.6	$140
Granted		250	$0.95
Cancelled
Options outstanding, September 30, 2013		1,613	$1.15	7.9	$388
Granted	(a)	830	$1.52
Cancelled		(63)	$1.40
Options outstanding, September 30, 2014		2,380	$1.40	7.8	$1,589

Ref (a): Option grants to DLH employees were valued using a binomial model, under the following criteria:

•	average risk free interest rates of 2.55% and 0.69% for 2014 and 2013, respectively;

•	expected volatility of 65.8% and 70.2% for 2014 and 2013, respectively;

•	contractual lives and expected lives were 10 years for both periods; and

•	no dividend yield was contemplated for either period.
The resulting average fair values were $0.76 and $0.22 for 2014 and 2013, respectively.

Stock options shares outstanding, vested and unvested for the period ended:

		(in thousands)
		Number of Shares
		September 30,
	Ref	2014	2013
Vested and exercisable	(a)	896	413
Unvested	(b)	1,484	1,200
Options outstanding		2,380	1,613

Ref (a): Weighted average exercise price of vested and exercisable shares was $1.41 and $1.61 at September 30, 2014 and 2013, respectively. Aggregate intrinsic value was $570 thousand and $49 thousand at September 30, 2014 and 2013, respectively. Weighted average contractual term was 8.0 years and 7.9 years at September 30, 2014 and 2013, respectively.

Ref (b): Certain awards vest upon satisfaction of certain performance criteria.

9. Fair Value of Financial Instruments

The Company has financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at September 30, 2014 and September 30, 2013 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.  In addition, the Company has historically presented certain common stock warrants and embedded conversion features associated with Convertible Debentures and has accounted for such derivative financial instruments at fair value. As further described in Note 12, those convertible debentures matured and the common stock warrants were exercised in the three months ended December 31, 2013.
In accordance with authoritative guidance the Company categorized its assets and liabilities based on the priority of the inputs to the valuation technique into a three-level fair value hierarchy as set forth below. The three levels of the hierarchy are defined as follows:
Level 1-Unadjusted quoted prices in active markets for identical assets or liabilities. The Company currently does not have any Level 1 financial assets or liabilities.
Level 2-Observable inputs other than quoted prices included in Level 1. Level 2 inputs include quoted prices for identical assets or liabilities in non-active markets, quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for substantially the full term of the asset or liability. The Company currently does not have any Level 2 financial assets or liabilities.
Level 3-Unobservable inputs reflecting management's own assumptions about the input used in pricing the asset or liability.
The following table presents the Company's September 30, 2014 and 2013 liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (all Level 3):

	September 30,
	2014	2013
Liability:	—	—

Derivative financial instruments	$—	$160

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

	(in thousands)
	Year Ended
	September 30, 2014
	2014	2013
Numerator:
Net income (loss)	$5,357	$(159)
Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	9,570	9,310
Effect of dilutive securities:
Stock options and restricted stock	269
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	9,839	9,310

Net income (loss) per share — basic	$0.56	$(0.02)
Net income (loss) per share — diluted	$0.54	$(0.02)

11. Commitments and Contingencies

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5
(Amounts in thousands)	Total	1 Year	Years	Years
Loan Payable (1)	$—	$—	$—	$—
Operating Leases	303	143	160	—
Total Obligations	$303	$143	$160	$—

(1)     Represents the amounts recorded in respect of the loan payable due to Presidential Financial Corporation in accordance with the loan agreement.

Retroactive Billing Adjustments

The Company continues to support the Government’s review of the detailed supporting calculations for the retroactive billings described in Note 5 and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts the Company may receive will be within the range specified above. Refer to Note 5, Accounts Receivable for further information.

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development for the years ended September 30, 2014 and 2013 was $767,000 and $563,000, respectively.

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

As of September 30, 2013, the carrying value of these derivative instruments was $160,000, derived by applying a risk-free interest rate of 1.39% for the term of the warrants and the embedded conversion features of the debentures of 5 years and 27 months respectively, with expected volatility of approximately 70%. The resulting fair market values were $0.75 per warrant and $0.43 per $1.25 of debt.

Upon maturity on October 28, 2013, the principal amount of $210,000 of convertible debentures was converted into 168,000 shares of common stock and the principal amount of $140,000 on the remaining debenture was repaid in full. In addition, in October 2013, the holders of the warrants exercised such warrants in full for 53,846 shares of common stock. A gain of $119 thousand was recognized, which represented the change in the fair value of the derivative immediately prior to conversion. Additionally, expense of $20 thousand was recorded in the three months ended December 31, 2013, related to fair valuation of the warrants. The accrued liability of $61 thousand with respect to the fair value of the warrants was reflected as additional paid in capital upon their exercise. The shares of the Company’s common stock issued upon conversion of the debentures were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The shares of the Company’s common stock issued upon exercise of the warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

13. Income Taxes

DLH accounts for income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

Due to our recent trend of positive operating results, in the fiscal year ended September 30, 2014 we realized a $4.6 million tax benefit, net, related to the release of a portion of our valuation allowance, to reflect the amount of our deferred tax asset that we expect to realize in future years. This release is based upon our current estimate of future taxable earnings based on results generated through the fiscal year ended September 30, 2014. To project taxable income in the carryforward period, we first estimated revenue for the carryforward period based on the expected performance under current contracts, plus expected changes in the contract base. Using these estimates of revenue, we assumed a proportional level of book income as was generated from the revenues recorded in the fiscal year ended September 30, 2014. We further assumed that tax goodwill amortization would continue through its 15 year life.

Using the taxable income projection, we calculated the amount of NOL utilization that would be achieved within each loss year’s carryforward period. Our estimate of future taxable income will be revised at least annually or more frequently upon the occurrence of an event which warrants a new estimate.  In the fiscal year ended September 30 2013 the Company did not recognize a tax expense or benefit.

At September 30, 2014 the Company had net operating losses of approximately $40.8 million and $29.2 million for U.S. and state tax return purposes, respectively, and unutilized tax credits of approximately $1.1 million. As a result of previous business combinations and changes in its ownership, there is a substantial amount of NOLs that are subject to annual limitations on utilization. The U.S. NOLs begin to expire in 2021 and continue to expire through 2033.

An analysis of DLH's deferred tax asset and liability is as follows:

	Year Ended
	September 30,
(amounts in thousands)	2014	2013
Current deferred income tax asset:
Net operating loss carryforwards and tax credits	$98	$—
Accrued liabilities	122	—
Valuation allowance	(136)	—
Net current deferred tax asset	$84	$—

	Year Ended
	September 30,
(amounts in thousands)	2014	2013
Deferred income tax asset (liability):
Net operating loss carry forwards and tax credits	$16,556	$16,944
Prepaid workers' compensation	273	225
Deferred rent	8	9
Accrued liabilities	336	431
Stock based compensation	646	500
Fixed and intangible assets	(2,176)	(1,989)
Other items, net	(129)	(83)
Valuation allowance	(11,001)	(16,037)
Net deferred tax asset	$4,513	$—
The significant components of the expense (benefit) for income taxes from continuing operations are summarized as follows:

	Year Ended
	September 30,
(amounts in thousands)	2014	2013
Current expense (benefit)	$7	$—
Deferred expense (benefit)	(4,604)	—
Total expense (benefit)	$(4,597)	$—

The following table indicates the significant differences between the federal statutory rate and DLH's effective tax rate for continuing operations:

	Year Ended
	September 30,
(amounts in thousands)	2014	2013
Federal statutory rate	$258	$(54)
State taxes, net	46	—
Other permanent items	6	3
Tax credits	(7)
Change in valuation allowance	(4,900)	51
	$(4,597)	$—
14. Quarterly Financial Data (Unaudited)
A summary of quarterly information is as follows (in thousands, except per share data)

	2014 Quarters
	First	Second	Third	Fourth
Net revenues	$14,477	$14,745	$15,692	$15,579
Gross profit	2,112	2,199	2,308	2,340
Income (loss) from operations	66	225	268	205
Income (loss) before income taxes	$133	$198	$251	$178
(Benefit) provision for income taxes	$—	$—	$—	$(4,597)
Net income (loss)	$133	$198	$251	$4,775
Earnings (loss) before taxes per share: (1) (2)
Basic	$0.01	$0.02	$0.03	$0.02
Diluted	$0.01	$0.02	$0.03	$0.02

Earnings (loss) per share: (1) (2)
Basic	$0.01	$0.02	$0.03	$0.50
Diluted	$0.01	$0.02	$0.03	$0.48

	2013 Quarters
	First	Second	Third	Fourth
Net revenues	$12,994	$13,007	$13,460	$14,045
Gross profit	1,788	1,771	1,975	1,964
Income (loss) from operations	(94)	9	158	173
Income (loss) before income taxes	$(128)	$(109)	$68	$9
(Benefit) provision for income taxes	$—	$—	$—	$—
Net income (loss)	$(128)	$(109)	$68	$9
Earnings (loss) before taxes per share: (1) (2)
Basic	$(0.01)	$(0.01)	$0.01	$0.00
Diluted	$(0.01)	$(0.01)	$0.01	$0.00

Earnings (loss) per share: (1) (2)
Basic	$(0.01)	$(0.01)	$0.01	$0.00
Diluted	$(0.01)	$(0.01)	$0.01	$0.00
_______________________________________________________________________________

(1)
Sum of the quarterly net income (loss) per share amounts does not equal the full fiscal year net income (loss) per share amount due to the effect of changes during the year in the number of shares outstanding.

(2)
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

15. Employee Benefit Plans
As of September 30, 2014, DLH and its subsidiaries maintain the DLH 401(k) Plan (the "401(k) Plan") , a defined contribution and supplemental pension plan for the benefit of its eligible employees. DLH may provide a discretionary matching contribution of 25% of each of the first 4% of a participant's elective contributions under the 401 (k) Plan. DLH recorded related expense of $5 in fiscal 2014 and $93 in fiscal year 2013. A participant is always fully vested in his or her elective contributions and vests in Company matching contributions over a 4 year period.
16. Subsequent Events:

On October 8, 2014, employees at our Chicago location approved the adoption of union representation for non-management employees. The vote taken is still in the process of being certified and collective bargaining has not yet occurred. Management believes that is has good relations with its employees. We do not expect this event to have a material impact to our operating results in the future.

Effective as of November 13, 2014, the Company granted an aggregate of 66,250 shares of non-restricted stock to its non-executive directors consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

Management has evaluated subsequent events through the date that the Company's financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were issued.