Form 10-Q
period 2014-12-31
DLH Holdings Corp.
filed 2015-02-04
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,631,043 shares of Common Stock, par value $.001 per share, were outstanding as of January 31, 2015.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended December 31, 2014

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share amounts)

	(unaudited)
	Three Months Ended
	December 31,
	2014	2013
Revenue	$15,682	$14,477
Direct expenses	13,149	12,365
Gross margin	2,533	2,112
General and administrative expenses	2,251	2,020
Depreciation and amortization	23	26
Income from operations	259	66
Other income (expense) net	(36)	67
Income before income taxes	223	133
Income tax expense	89	—
Net income	$134	$133

Net income per share, basic and diluted	$0.01	$0.01
Weighted average common shares outstanding
Basic	9,601	9,494
Diluted	10,048	9,549

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	(unaudited)
	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,758	$3,908
Accounts receivable, net	12,277	12,372
Deferred taxes, net	84	84
Other current assets	610	510
Total current assets	16,729	16,874
Equipment and improvements, net	134	63
Deferred taxes, net	4,424	4,513
Goodwill	8,595	8,595
Other long-term assets	17	27
Total assets	$29,899	$30,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$11,066	$11,465
Accounts payable, accrued expenses, and other current liabilities	4,570	4,746
Total current liabilities	15,636	16,211
Other long term liabilities	13	15
Total liabilities	15,649	16,226
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,634 at December 31, 2014 and 9,568 at September 30, 2014, outstanding 9,631 at December 31, 2014 and 9,566 at September 30, 2014	10	10
Additional paid-in capital	76,356	76,083
Accumulated deficit	(62,110)	(62,244)
Treasury stock, 3 shares at cost at December 31, 2014 and 2 shares at cost at September 30, 2014	(6)	(3)
Total shareholders’ equity	14,250	13,846
Total liabilities and shareholders' equity	$29,899	$30,072

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Three Months Ended
	December 31,
	2014	2013
Operating activities
Net income	$134	$133
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization including financing costs	23	36
Change in fair value of derivative financial instruments	—	(99)
Stock based compensation expense	273	217
Deferred taxes, net	89	—
Changes in operating assets and liabilities
Accounts receivable	95	(1,258)
Other current assets	(100)	(62)
Other assets	—	1,030
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(575)	(697)
Other long term assets/(liabilities)	8	(2)
Net cash used in operating activities	(53)	(702)

Investing activities
Purchase of equipment and improvements	(94)	(6)
Net cash used in investing activities	(94)	(6)

Financing activities
Net payments on bank loan payable	—	(11)
Proceeds from exercise of warrants	—	52
Repayments of capital lease obligations	—	(14)
Net repayment on convertible debentures	—	(140)
Repurchased shares of common stock held as treasury stock	(3)	(21)
Net cash used in financing activities	(3)	(134)

Net decrease in cash and cash equivalents	(150)	(842)
Cash and cash equivalents at beginning of period	3,908	3,408
Cash and cash equivalents at end of period	$3,758	$2,566

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$10	$92
Cash paid during the period for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH, HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended September 30, 2014 filed on December 10, 2014.

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

Presently, the Company derives all of its revenue from agencies of the Federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended December 31, 2014 and 2013, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 97% of revenue for the three months ended December 31, 2014 and 2013. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of December 31, 2014 and 2013. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 5, Supporting Financial Information-Accounts Receivable.

DLH remains dependent upon the continuation of its relationship with the DVA. As of December 31, 2014, awards from the DVA have anticipated periods of performance ranging from approximately two to up to four years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under its current contract, we believe that our strong working relationship and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The effective date of these revisions is for reporting periods beginning after December 15, 2016, with early application not permitted. The Company is evaluating the impact of this guidance.

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

4. Reclassifications

Certain reclassifications may be made to the prior period financial statements to conform to the current period presentation. Such reclassifications have no effect on previously reported results of operations or accumulated deficit.

5. Supporting Financial Information

Accounts Receivable

		(in thousands)
		December 31,	September 30,
	Ref	2014	2014
Billed receivables		$2,189	$2,569
Unbilled receivables	(a)	10,088	9,803
Total accounts receivable		12,277	12,372
Less: Allowance for doubtful accounts	(b)	—	—
Accounts receivable, net		$12,277	$12,372

Ref (a): Includes $9.3 million related to retroactive billings submitted to incorporate the impact of relevant wage determinations on certain contracts. Revenues related to these retroactive billings were recognized in fiscal 2008 in accordance with GAAP, as follows: (1) the Company developed and calculated an amount for such prior period services and had a contractual right to bill for such amounts under its arrangements, which was formalized in a contract modification (2) there were no remaining unfulfilled conditions for approval of such billings and (3) collectibility was reasonably assured based on historical practices with, and contractual requirements of, the DVA. The related direct costs, principally comprised of salaries and benefits, were accrued to match the recognized reimbursements from the Federal agency; upon approval, wages will be processed for payment to the employees. During the year ended September 30, 2008, DLH recognized revenues of $10.8 million revenue related to these non-recurring adjustments, of which $1.5 million was subsequently billed and collected. DLH had ongoing interactions with the customer during fiscal 2014, and we submitted a claim to the DVA in September 2014 seeking a final determination by the DVA’s contracting officer of the amount due to DLH and immediate payment of such amount. Although the timing cannot be guaranteed, at present, the Company expects to bill and collect such amounts within the next twelve months. The remaining $0.8 million and $0.5 million of unbilled accounts receivable at December 31, 2014 and September 30, 2014, respectively, relates to current operations.

Ref (b): Accounts receivable are non-interest bearing, unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. Our allowance for doubtful accounts was zero at both December 31, 2014 and September 30, 2014.

Other Current Assets

		(in thousands)
		December 31,	September 30,
	Ref	2014	2014
Workers' compensation receivable	(a)	$197	$199
Prepaid insurance expense		105	176
Other prepaid expenses		308	135
Total other current assets		$610	$510

Ref (a): As part of the Company’s discontinued PEO operations, DLH had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. DLH estimates that the remaining workers compensation receivable of approximately $0.2 million will be received within the next twelve months.

Accrued Payroll

		(in thousands)
		December 31,	September 30,
	Ref	2014	2014
Accrued current payroll		$1,890	$2,440
Accrued payroll related to unbilled accounts receivable	(a)	9,176	9,025
Total accrued payroll		$11,066	$11,465

Ref (a): Includes $8.7 million related to retroactive billings submitted to incorporate the impact of relevant wage determinations on certain contracts. The remaining $0.5 million and $0.3 million of accrued payroll for unbilled accounts receivable at December 31, 2014 and September 30, 2014, respectively, relates to current operations.

Equipment and Improvements, net

		(in thousands)
		December 31,	September 30,
	Ref	2014	2014
Furniture and equipment		$139	$139
Computer equipment		220	126
Computer software		430	430
Leasehold improvements		24	24
		813	719
Less accumulated depreciation and amortization		(679)	(656)
Equipment and improvements, net	(a)	$134	$63

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Accounts Payable, Accrued Expenses, and Other Current Liabilities

		(in thousands)
		December 31,	September 30,
	Ref	2014	2014
Accounts payable		$599	$779
Accrued benefits		816	720
Accrued bonus and incentive compensation		97	693
Accrued workers compensation insurance		1,106	767
Other accrued expenses		489	339
Payroll tax accrual	(a)	1,463	1,448
Total accrued expenses and other current liabilities		$4,570	$4,746

Ref (a): From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes. These notices are predominantly related to the former PEO operations which were sold in fiscal 2003. The liability includes estimated accrued penalties and interest totaling approximately $644 thousand.

Other Income (Expense)

		(in thousands)
		Three Months Ended
		December 31,
	Ref	2014	2014
Interest expense, net		$(24)	$(22)
Amortization of deferred financing costs		—	(10)
Change in value of financial instruments	(a)	—	99
Miscellaneous other expense, net		(12)	—
Total other income (expense), net		(36)	67

Ref (a): Represents the adjustment to fair value of embedded conversion feature and warrants related to the Company's convertible debentures. Such instruments did not meet the requirements for qualified hedge accounting under GAAP. See Note 12 regarding maturity and closure of the convertible debentures.

6. Liquidity

At December 31, 2014, the Company had cash and cash equivalents of approximately $3.8 million, net working capital of approximately $1.1 million, and an accumulated deficit of approximately $(62.1) million. For the three months ended December 31, 2014, the Company realized operating income of approximately $259 thousand and net income of approximately $134 thousand, as compared to operating income and net income of $66 thousand and $133 thousand respectively for the three months ended December 31, 2013.

The Company has a credit facility with a lending institution which provides a maximum amount of $6 million and includes a maximum amount available under the unbilled facility of $1 million. The current term of the credit facility expires on July 29, 2015 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. Presently, the maximum availability under this loan facility is $3 million, subject to eligible accounts receivable, excluding retroactive billings.  The interest rate on the Accounts Receivable portion of the loan was 4.0% at December 31, 2014, and September 30, 2014.  The interest rate on the Unbilled Accounts portion was 4.0% at December 31, 2014, and September 30, 2014. At December 31, 2014, our unused loan availability was approximately $2.6 million, comprised of a $1.4 million letter of credit reserve and $1.2 million of unused loan capacity. DLH required no borrowing on the credit facility during first quarter ended December 31, 2014.

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.8 million as of December 31, 2014; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

7. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, expected settlement amounts of accounts receivable, valuation allowances established against accounts receivable and deferred tax assets, and measurement of loss development on workers’ compensation claims. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations.

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

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2014, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2014. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. For the three months ended December 31, 2014, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill.  If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either December 31, 2014 and 2013. We report interest and penalties as a component of income tax expense. In the fiscal quarters ending December 31, 2014 and 2013, we recognized no interest and no penalties related to income taxes.

The Company has adequate net operating loss carryforwards to offset against any taxable income in the current period. The Company has deferred tax assets before valuation allowance of $15.6 million and $15.7 million as of December 31, 2014 and September 30, 2014, respectively,. We have recorded a valuation allowance of $11.1 million as of December 31, 2014 and September 30, 2014. Tax years open for examination are 2011 and forward.

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

8. Stock-based compensation, equity grants, and warrants

Stock-based compensation expense

All grants of equity are presently made under the 2006 Long Term Incentive Plan. As of December 31, 2014, 0.9 million shares remained available for grant under the Plan. Options issued under the Plan are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)
		Three Months Ended
	Ref	December 31,
		2014	2013
DLH employees		$96	$108
Non-employee directors	(a)	177	109
Total compensation expense		$273	$217

Ref (a): Equity grants of restricted stock, in accordance with DLH compensation policy for non-employee directors. The shares vested immediately and stock expense was recognized accordingly.

Unrecognized stock-based compensation expense

		(in thousands)
		Three Months Ended
		December 31,
	Ref	2014	2013
Unrecognized expense for DLH employees	(a)	$249	$201
Unrecognized expense for non-employee directors	(b)	125	150
Total unrecognized expense		$374	$351

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

Stock option activity for the three months ended December 31, 2014

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2014		2,380	$1.40	7.8	$1,589
Granted		—
Cancelled	(a)	(44)	$1.40
Options outstanding, December 31, 2014		2,336	$1.40	7.5	$1,727

Ref (a): Shares canceled upon termination of employment or expiration of period to complete performance conditions.

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		Number of Shares
		December 31,
	Ref	2014	2013
Vested and exercisable		968	463
Unvested	(a)	1,368	1,755
Options outstanding		2,336	2,218

Ref (a): Certain awards vest upon satisfaction of certain performance criteria.

9. Fair Value of Financial Instruments

The Company has financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at December 31, 2014 and September 30, 2014 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

10. Earnings Per Share

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

	(in thousands)
	Three Months Ended
	December 31,
	2014	2013
Numerator:
Net income	$134	$133
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	9,601	9,494
Effect of dilutive securities:
Stock options and restricted stock	447	55
Denominator for diluted net income per share - weighted-average outstanding shares	10,048	9,549

Net income per share - basic	$0.01	$0.01
Net income per share - diluted	$0.01	$0.01

11. Commitments and Contingencies

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3
(Amounts in thousands)	Total	1 Year	Years
Loan Payable (1)	$—	$—	$—
Operating Leases	260	122	138
Total Obligations	$260	$122	$138

(1)     Represents the amounts recorded in respect of the loan payable due to Presidential Financial Corporation in accordance with the loan agreement. As of December 31, 2014 there were no outstanding amounts.

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

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development for the periods ended December 31, 2014 and September 30, 2014 was $1.1 million and $0.8 million, respectively.

Legal Proceedings

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2014. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our 2014 Annual Report on Form 10-K.

Forward Looking Strategic Overview

DLH continues to follow federal budget, legislative and contracting trends and activities as we develop our future market strategies. In doing so, we continue to focus on the following key initiatives in an effort to broaden our position in the U.S. Government contracting market:

•
differentiate DLH offerings by delivering professional, technical, logistical, and consulting services that enable customers to achieve business value through the use of best-in-class processes. Specifically, we use SPOT-m™, DLH’s unique approach to integration of people, processes, and technology tools to measure, manage and optimize our performance at project or enterprise levels;

•
continue expansion through organic growth as a prime contractor by delivering quality services and cost effective solutions to our customers. Organic growth has contributed to a 23% increase in revenue over the past two years, from $49.2 million for fiscal year 2012 to $60.5 million for fiscal 2014, with continued revenue expansion of 8.3% during first quarter fiscal 2015 versus prior year first quarter.

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

The approximate percentage of revenue derived from our services and solutions are shown in the following table:

	Three Months Ended	Three Months Ended
Revenue Stream	December 31, 2014	December 31, 2013
Healthcare Delivery Solutions	52%	53%
Logistics &Technical Services	48%	47%

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

In December 2014 Congress approved and the President signed the "Budget of the United States Government, Fiscal Year 2015." Funding for the Department of Veterans Affairs (DVA) includes:

•
$65.3 billion in discretionary funding to provide needed care and other benefits to veterans and their families. In addition, the Budget includes $3.1 billion in estimated medical care collections, for a total budget authority of approximately $68.4 billion.

•	an additional $400 million investment in high priority capital projects to address critical safety issues, improve services, and meet increased demand for veterans’ services; and

•
addressing the VA claims backlog and improving the Department’s efficiency by investing $138.7 million in the Veterans Claims Intake Program, continuing to implement the paperless claims system, and undertaking additional efforts to provide faster and more accurate benefits claims processing and improve veterans’ access to benefits information.

This follows the Veterans Access, Choice, and Accountability Act of 2014 that was passed by both houses of Congress, and signed into law by President Obama on August 7, 2014. According to the Congressional Budget Office, the bill would result in net spending of roughly $10 billion from 2014 through 2024. Portions of the bill cover our addressable market of providing services to facilitate access to and quality of care for veterans.

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

Results of Operations for the three months ended December 31, 2014 and December 31, 2013

The following table summarizes, for the periods indicated, selected consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
Condensed Consolidated Statement of Operations:	December 31, 2014		December 31, 2013		Change
Revenues	$15,682	100.0%	14,477	100.0%	$1,205	—%
Direct expenses	13,149	83.8%	12,365	85.4%	784	(1.6)%
Gross margin	2,533	16.2%	2,112	14.6%	421	1.6%
General and administrative	2,251	14.4%	2,020	14.0%	231	0.4%
Depreciation and amortization expense	23	0.1%	26	0.2%	(3)	(0.1)%
Income from operations	259	1.7%	66	0.4%	193	1.3%
Other income (expense)	(36)	(0.2)%	67	0.5%	(103)	(0.7)%
Income before income taxes	223	1.5%	133	0.9%	90	0.6%
Income tax expense	89	0.6%	—	—%	89	0.6%
Net income	$134	0.9%	$133	0.9%	$1	—%

Net Income per share - basic	$0.01		$0.01		$—
Net Income per share - diluted	$0.01		$0.01		$—

Revenues

Fiscal year 2015 first quarter revenue was $15.7 million, an increase of $1.2 million or 8.3% over prior year first quarter. The increase in revenue is due primarily to contracts awarded in 2014 and expansion on existing contracts.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, and other direct costs. Fiscal year 2015 first quarter direct expenses increased $0.8 million, or 6.3% over prior year first quarter on higher revenue. As a percentage of revenue, direct expenses decreased (1.6)% due to improved contract performance.

Gross Margin

Fiscal year 2015 first quarter gross margin increased by $0.4 million, or 19.9%, over prior year. As a percentage of revenue, our gross margin rate of 16.2% was 1.6% improved over prior year first quarter. Favorable margin results are due principally to increased revenue over prior year, improved contract performance, continued cost controls, and higher margin on new business.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. Fiscal year 2015 first quarter G&A expenses increased $0.2 million over prior year first quarter, due principally to planned expenses related to managing and growing our contract base. As a percent of revenue, G&A expenses increased by 0.4% over prior year first quarter, and were within planned levels required to manage and continue to grow our contract base.

Depreciation and Amortization

As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets.

Income from Operations

Fiscal year 2015 first quarter income from operations of approximately $0.3 million increased approximately $0.2 million over the prior year period due to improved gross margin of $0.4 million offset by $0.2 million expenses as described above.

Other Income (Expense)

Fiscal year 2015 first quarter other expense of approximately $(36) thousand were principally comprised of interest expense and represent a variance of approximately $(103) thousand over the prior year period. The unfavorable increase is due principally to prior year having benefited from a $99 thousand non-operational gain on closure of convertible debentures and warrants during first quarter fiscal 2014, which did not recur for fiscal 2015.

Income Tax

The Company recognized tax expense in the current period at its projected annual effective tax rate. Taxes payable related to current income have been offset by a portion of the deferred tax benefit derived from net operating losses carried forward.

Net Income

Fiscal year 2015 first quarter net income was approximately $0.1 million, or $0.01 per basic and diluted share, essentially equal to the prior year period.

Other Data

We use Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”), as a supplemental non-GAAP measure of our performance. We define Adjusted EBITDA as net income plus (i) interest and other expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses — equity grants. This non-GAAP measure of our performance is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company’s Board utilize this non-GAAP measure to make decisions about the use of the Company’s resources, analyze performance between periods, develop internal projections and measure management performance. We believe that this non-GAAP measure is useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance. By providing this non-GAAP measure, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. This non-GAAP financial measure is limited in its usefulness and should be considered in addition to, and not in lieu of, US GAAP financial measures. Further, this non-GAAP measure may be unique to the Company, as it may be different from the definition of non-GAAP measures used by other companies. A reconciliation of Adjusted EBITDA with net income (loss) is as follows, shown in dollars in thousands:

	Three Months Ended
	December 31,
	2014	2013	Change
Net income	$134	$133	$1
(i) Interest and other (income) expenses, net	37	(67)	104
(ii) Provision for taxes	89	—	89
(iii) Depreciation and amortization	23	26	(3)
(iv) G&A expenses — equity grants	274	217	57
EBITDA adjusted for other non-cash charges	$557	$309	$248

EBITDA adjusted for other non-cash charges for the current three months ended December 31, 2014 was approximately $0.6 million, an increase of approximately $0.3 million over the prior year three months period. This increase is due principally to increased revenue and gross margin as described in the preceding paragraphs.

Liquidity and Capital Resources

Economic dependency

Presently, the Company derives all of its revenue from agencies of the federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended December 31, 2014 and 2013, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue.

Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 97% of revenue for the three months ended December 31, 2014 and 2013.

DLH remains dependent upon the continuation of its relationship with the DVA. As of December 31, 2014, awards from the DVA have anticipated periods of performance ranging from approximately two to up to four years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under its current contract, we believe that our strong working relationship and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

Cash position at December 31, 2014

For the three months ended December 31, 2014, the Company generated operating income of $259 thousand and net income of approximately $134 thousand. At December 31, 2014, the Company had an accumulated deficit of approximately $(62) million.

Our cash position has significantly improved during the three months ended December 31, 2014. Selected sources and uses of cash are shown in the table below, (amounts in millions):

		Three Months Ended
	Ref	12/31/14
Cash and cash equivalents	(a)	$3.8
Borrowing on line of credit	(b)	$0.0
Line of credit availability	(c)	$2.6
Adjusted EBITDA	(d)	$0.6
Cash flows from operating activities	(e)	$(0.1)
Cash flows used in investing activities	(f)	$(0.1)
Working capital (current assets minus current liabilities)	(g)	$1.1

Ref (a): At December 31, 2014, the Company had cash deposits on hand of approximately $3.8 million.

Ref (b): The Company had no borrowing on our line of credit during the first quarter ended December 31, 2014.

Ref (c): At December 31, 2014, our available loan reserves were approximately $2.6 million, comprised of approximately $1.4 million in stand by letter of credit reserve and $1.2 million of unused loan capacity.

Ref (d): Adjusted EBITDA of approximately $0.6 million represents income from operations before reductions for non cash operating expenses and depreciation.

Ref (e): Cash flows from operating activities decreased $(0.1) million in first quarter 2015 due principally to payment on accrued obligations.

Ref (f): Cash flows used in investing activities was approximately $(0.1) million for the three months ended December 31, 2014, due principally to investments in IT infrastructure. Net cash used in financing activities was immaterial for the three months ended December 31, 2014.

Ref (g): We had approximately $1.1 million in working capital at December 31, 2014, an improvement of $0.4 million for the three months ended December 31, 2014 due principally to profitable operations.

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

Management's assessment of cash and cash equivalents at December 31, 2014

Management believes, at present, that: (a) cash and cash equivalents of approximately $3.8 million as of December 31, 2014; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

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

In December 2013, the Loan Agreement was further modified to permit letters of credit to be issued under the overall credit facility, subject to availability provided by eligible billed and unbilled accounts receivable and further subject to a limit of $1.03 million. This limit was increased to $1.35 million effective May 15, 2014, with an expiration date of May 15, 2015 that will automatically extend for additional one-year periods unless either party provides written notice of non-renewal within 60 days of the annual expiration date. At December 31, 2014, available loan reserves were $2.6 million and there was no loan amount outstanding.

In March 2014, the Company further amended the Loan Agreement (the “Sixth Amendment”) pursuant to which the Lender agreed to reduce the interest rate and certain of the service fees and reduce the scope of the early termination fee.

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

Payroll Taxes

From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes. These notices are predominantly related to the former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability (approximately $1.5 million at December 31, 2014 and September 30, 2014) has been recorded in accrued expenses and other current liabilities and includes estimated accrued penalties and interest totaling approximately $0.6 million.

The Company believes it has accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. The Company may incur additional interest and may incur possible additional penalties through the future date that this obligation is settled, however, it is not currently possible to estimate what, if any, additional amount(s) may be claimed in the future, given the uncertain timing and nature of any future settlement negotiations. No payments were made in fiscal 2015 and 2014. Management believes that the ultimate resolution of these remaining payroll tax matters will not have a significant adverse effect on its financial position or future results of operations. The Company's intention is that it will in due course seek to negotiate a mutually satisfactory payment plan with the IRS, but there is no assurance that it would be successful in doing so and the Company's future cash flows and liquidity could therefore be materially affected by this matter.

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

During the year ended September 30, 2008, DLH recognized revenues of $10.8 million and direct costs of $10.1 million related to these non-recurring arrangements. At December 31, 2014 and September 30, 2014, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at December 31, 2014 and September 30, 2014.

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

The Company continues to support the Government’s review of the detailed supporting calculations for the retroactive billings and to negotiate an incremental final amount related to indirect costs and fees applied to these retroactive billings. DLH had ongoing interactions with the customer during fiscal 2014, and we submitted a claim to the DVA in September 2014 seeking a final determination by the DVA’s contracting officer of the amount due to DLH and immediate payment of such amount. Although the timing cannot be guaranteed, at present, the Company expects to bill and collect such amounts within the next twelve months. The additional indirect costs and fees are estimated to be between $0.4 million and $0.6 million. The Company has developed these estimates under the same contractual provisions applied to the sites that were settled in 2008. However, because these amounts remain subject to government review, no assurances can be given that any amounts the Company may receive will be within the range specified above.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements subsequent to, or upon the filing of our consolidated financial statements in our Annual Report as defined under SEC rules.

Contractual Obligations

Our outstanding contractual obligations are described in Note 11 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Effects of Inflation

Inflation and changing prices have not had a material effect on DLH’s net revenues and results of operations, as DLH has been able to modify its prices and cost structure to respond to inflation and changing prices.

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain.  See the information under Note 7 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2014, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 29 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended December 31, 2014. Also, there were no significant changes in our estimates associated with those policies.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2014 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

During fiscal first quarter ended December 31, 2014, the Company repurchased a total of 1,353 shares of its common stock pursuant to a trading plan entered into by the Company in September 2013. As of December 31, 2014 there is a total of $256 thousand remaining for repurchases under the program.

The following table provides certain information with respect to the status of our publicly announced stock repurchase program as of first quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	($ in thousands) Value of Shares that May Yet Be Purchased Under the Plan or Program
October 2014	—	$—	—	$—
November 2014	—	$—	—	$—
December 2014	1,353	$1.98	1,353	$256
First quarter total	1,353	$1.98	1,353	$256

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: February 4, 2015