Form 10-Q
period 2015-03-31
DLH Holdings Corp.
filed 2015-05-06
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,550,536 shares of Common Stock, par value $.001 per share, were outstanding as of April 30, 2015.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended March 31, 2015

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue	$15,893	$14,745	$31,575	$29,222
Direct expenses	13,163	12,546	26,312	24,911
Gross margin	2,730	2,199	5,263	4,311
General and administrative expenses	2,197	1,947	4,448	3,967
Depreciation and amortization	18	27	41	53
Income from operations	515	225	774	291
Other income (expense), net	(651)	(28)	(687)	39
Income (loss) before income taxes	(136)	197	87	330
Income tax expense (benefit)	(54)	—	35	—
Net income (loss)	$(82)	$197	$52	$330

Net income (loss) per share, basic and diluted	$(0.01)	$0.02	$0.01	$0.03
Weighted average common shares outstanding
Basic	9,588	9,603	9,595	9,548
Diluted	9,588	9,786	10,007	9,651

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	(unaudited)
	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,222	$3,908
Accounts receivable, net	3,231	12,372
Deferred taxes, net	84	84
Other current assets	489	510
Total current assets	8,026	16,874
Equipment and improvements, net	120	63
Deferred taxes, net	4,478	4,513
Goodwill	8,595	8,595
Other long-term assets	17	27
Total assets	$21,236	$30,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$2,824	$11,465
Accounts payable, accrued expenses, and other current liabilities	4,332	4,746
Total current liabilities	7,156	16,211
Other long term liabilities	11	15
Total liabilities	7,167	16,226
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,554 at March 31, 2015 and 9,568 at September 30, 2014; outstanding 9,554 at March 31, 2015 and 9,566 at September 30, 2014	10	10
Additional paid-in capital	76,251	76,083
Accumulated deficit	(62,192)	(62,244)
Treasury stock, 0 shares at cost at March 31, 2015 and 3 shares at cost at September 30, 2014	—	(3)
Total shareholders’ equity	14,069	13,846
Total liabilities and shareholders' equity	$21,236	$30,072

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Six Months Ended
	March 31,
	2015	2014
Operating activities
Net income	$52	$330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including financing costs	41	63
Change in fair value of derivative financial instruments	—	(99)
Stock based compensation expense	346	295
Deferred taxes, net	35	—
Settlement of retroactive payment claim, net	629	—
Changes in operating assets and liabilities
Accounts receivable	(165)	(545)
Other current assets	21	(73)
Other assets	—	1,030
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(378)	(740)
Other long term assets/(liabilities)	6	(3)
Net cash provided by operating activities	587	258

Investing activities
Purchase of equipment and improvements	(98)	(13)
Net cash used in investing activities	(98)	(13)

Financing activities
Net payments on bank loan payable	—	(375)
Proceeds from stock purchase	—	52
Repayments of capital lease obligations	—	(22)
Net repayment on convertible debentures	—	(140)
Repurchased shares of common stock held as treasury stock	—	(21)
Repurchased shares of common stock subsequently canceled	(175)	—
Net cash used in financing activities	(175)	(506)

Net increase/(decrease) in cash and cash equivalents	314	(261)
Cash and cash equivalents at beginning of period	3,908	3,408
Cash and cash equivalents at end of period	$4,222	$3,147

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$19	$106
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure for settlement of retroactive payment claim, net (See Note 5)
Reduction of accounts receivable related to retroactive payment claim	$(9,306)	$—
Reduction of accrued payroll related to retroactive wage and benefit payments	8,677	—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended September 30, 2014 filed on December 10, 2014.

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

Presently, the Company derives all of its revenue from agencies of the Federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended March 31, 2015 and 2014, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 96% and 97% of revenue for the six months ended March 31, 2015 and 2014, respectively. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of March 31, 2015 and 2014. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 5, Supporting Financial Information-Accounts Receivable.

DLH remains dependent upon the continuation of its relationship with the DVA. As of March 31, 2015, awards from the DVA have anticipated periods of performance ranging from approximately two to up to four years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under its current contracts, we believe that our strong working relationship and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with the DVA.

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

In June 2014, the FASB issued guidance related to accounting for share-based payments for certain performance stock awards. The effective date of this guidance is for annual periods and interim periods within those periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the impact of this guidance.

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

5. Supporting Financial Information

Accounts Receivable

		(in thousands)
		March 31,	September 30,
	Ref	2015	2014
Billed receivables		$2,695	$2,569

Unbilled receivables-retroactive payment claim	(a)	—	9,306
Unbilled receivables-other		536	497
Total unbilled receivables		536	9,803

Total accounts receivable		3,231	12,372
Less: Allowance for doubtful accounts	(b)	—	—
Accounts receivable, net		$3,231	$12,372

Ref (a): As previously reported, during the fiscal year ended September 30, 2008, DLH Holdings Corp. (the “Company”) accrued salaries and benefits of $10.1 million related to the estimated resolution of retroactive payment cases asserted by the Department of Labor (“DOL”). During the same period, the Company recognized revenues of $10.8 million related to expected recovery of these costs, plus estimated indirect costs, under contractual arrangements with the Department of Veterans Affairs (“DVA”). At September 30, 2014, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2014.

In September 2014, we submitted a claim to the DVA seeking a final determination and resolution of this matter. During the current quarter, we were advised that the DOL would not take further action with respect to the retroactive payment cases and that it would not object to the DVA’s resolution of this matter with the Company. As a result, we will not have any obligation for the payment of these accrued salaries and benefits. Because no retroactive wage payments will be required, we will not have any contractual recovery of costs from the DVA. Accordingly, in order to resolve this matter, on March 30, 2015, we entered into a mutual release of claims with the DVA, pursuant to which both parties agreed to fully release each other from any and all claims arising pursuant to this matter.

As a result of the closure of this issue, as a part of our reporting for the quarter ended March 31, 2015, we have removed the accruals of estimated revenue and expense which were recorded in the year ended September 30, 2008. Further, we are reporting a reduction of $9.3 million in accounts receivable, a reduction of $8.7 million in accrued liabilities for salaries to employees and related benefits, and a net charge to our earnings of approximately $629 thousand the fiscal quarter ended March 31, 2015 relating to the resolution of this matter. The net expense related to this issue is non-cash and not related to income from current operations.

Ref (b): Accounts receivable are non-interest bearing, unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. Our allowance for doubtful accounts was zero at both March 31, 2015 and September 30, 2014.

Other Current Assets

		(in thousands)
		March 31,	September 30,
	Ref	2015	2014
Workers’ compensation receivable	(a)	$39	$199
Prepaid insurance expense		42	176
Prepaid benefits		278	—
Other prepaid expenses		130	135
Other current assets		$489	$510

Ref (a): As part of the Company’s discontinued PEO operations, DLH had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. DLH estimates that the remaining workers compensation receivable of approximately $39 thousand will be received within the next twelve months.

Equipment and improvements, net

		(in thousands)
		March 31,	September 30,
	Ref	2015	2014
Furniture and equipment		$139	$139
Computer equipment		220	126
Computer software		434	430
Leasehold improvements		24	24
Total fixed assets		817	719
Less accumulated depreciation and amortization		(697)	(656)
Equipment and improvements, net	(a)	$120	$63

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Accrued Payroll

		(in thousands)
		March 31,	September 30,
	Ref	2015	2014
Accrued payroll related to billed receivables		$2,469	$2,440

Accrued payroll related to retroactive payment claim	(a)	—	8,677
Accrued payroll related to unbilled accounts receivable		355	348
Total accrued payroll related to unbilled accounts receivable		355	9,025

Total accrued payroll		$2,824	$11,465

Ref (a): Related to retroactive payment claim described above in “Accounts Receivable”.

Accounts Payable, Accrued Expenses, and Other Current Liabilities

		(in thousands)
		March 31,	September 30,
	Ref	2015	2014
Accounts payable		$107	$779
Accrued benefits		863	720
Accrued bonus and incentive compensation		353	693
Accrued workers compensation insurance		1,233	767
Other accrued expenses		298	339
Payroll tax accrual	(a)	1,478	1,448
Accounts payable, accrued expenses, and other current liabilities		$4,332	$4,746

Ref (a): From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes. These notices are predominantly related to the former PEO operations which were sold in fiscal 2003. The liability includes estimated accrued penalties and interest totaling approximately $659 thousand.

Other Income (Expense)

		(in thousands)		(in thousands)
		Three Months Ended		Six Months Ended
		March 31,		March 31,
	Ref	2015	2014	2015	2014
Interest expense, net		$(25)	$(29)	$(49)	$(51)
Amortization of deferred financing costs		—	—	—	(10)
Change in value of financial instruments	(a)	—	—	—	99
Miscellaneous other income (expense), net	(b)	(626)	1	(638)	1
Other income (expense), net		(651)	(28)	(687)	39

Ref (a): Represents the adjustment to fair value of embedded conversion feature and warrants related to the Company's convertible debentures. Such instruments did not meet the requirements for qualified hedge accounting under GAAP. See Note 12 regarding maturity and closure of the convertible debentures.

Ref (b): Current fiscal year activity reflects $629 thousand charge related to retroactive payment claim described above in “Accounts Receivable.”

6. Liquidity

At March 31, 2015, the Company had cash and cash equivalents of approximately $4.2 million, net working capital of approximately $0.9 million, and an accumulated deficit of approximately $(62) million. For the six months ended March 31, 2015, the Company realized operating income of approximately $774 thousand and net income of approximately $52 thousand, as compared to operating income and net income of $291 thousand and $330 thousand respectively for the six months ended March 31, 2014.

The Company has a credit facility with a lending institution which provides a maximum amount of $6 million. The current term of the credit facility expires on July 29, 2015 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. Presently, the maximum availability under this loan facility is $3 million, subject to eligible accounts receivable.  The interest rate on both the Accounts Receivable and Unbilled Accounts portion of the loan was 4.0% at March 31, 2015, and September 30, 2014.  At March 31, 2015, our unused loan availability was approximately $2.6 million, comprised of a $1.4 million letter of credit reserve and $1.2 million of unused loan capacity. DLH required no borrowing on the credit facility during second quarter ended March 31, 2015.

Management believes, at present, that: (a) cash and cash equivalents of approximately $4.2 million as of March 31, 2015; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

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

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2014, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2014. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. For the six months ended March 31, 2015, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill.  If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Income. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either March 31, 2015 and 2014. We report interest and penalties as a component of income tax expense. In the fiscal quarters ending March 31, 2015 and 2014, we recognized no interest and no penalties related to income taxes.

The Company has adequate net operating loss carryforwards to offset against any taxable income in the current period. The Company has deferred tax assets before valuation allowance of $15.7 million and $15.7 million as of March 31, 2015 and September 30, 2014, respectively. We have recorded a valuation allowance of $11.1 million as of March 31, 2015 and $11.1 million on September 30, 2014. Tax years open for examination are 2011 and forward.

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

8. Stock-based compensation, equity grants, and warrants

Stock-based compensation expense

All grants of equity are presently made under the 2006 Long Term Incentive Plan. As of March 31, 2015, 0.9 million shares remained available for grant under the Plan. Options issued under the Plan are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of income:

		(in thousands)		(in thousands)
		Three Months Ended		Six Months Ended
	Ref	March 31,		March 31,
		2015	2014	2015	2014
DLH employees		$72	$78	$169	$186
Non-employee directors	(a)	—	—	177	109
Total compensation expense		$72	$78	$346	$295

Ref (a): Equity grants of restricted stock, in accordance with DLH compensation policy for non-employee directors. The shares vested immediately and stock expense was recognized accordingly.

Unrecognized stock-based compensation expense

		(in thousands)
		Six Months Ended
		March 31,
	Ref	2015	2014
Unrecognized expense for DLH employees	(a)	$177	$273
Unrecognized expense for non-employee directors	(b)	125	150
Total unrecognized expense		$302	$423

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

Stock option activity for the six months ended March 31, 2015

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2014		2,380	$1.40	7.81	$1,589
Granted		—	—
Canceled	(a)	(44)	$1.40
Options outstanding, March 31, 2015		2,336	$1.40	7.29	$1,587

Ref (a): Shares canceled upon termination of employment or expiration of period to complete performance conditions.

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		Number of Shares
		March 31,
	Ref	2015	2014
Vested and exercisable		968	463
Unvested	(a)	1,368	1,692
Options outstanding		2,336	2,155

Ref (a): Certain awards vest upon satisfaction of certain performance criteria.

9. Fair Value of Financial Instruments

The Company has financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at March 31, 2015 and September 30, 2014 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

10. Earnings (Loss) Per Share

Basic earnings per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method.

	(in thousands)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$(82)	$197	$52	$330
Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	9,588	9,603	9,595	9,548
Effect of dilutive securities:
Stock options and restricted stock	—	183	412	103
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	9,588	9,786	10,007	9,651

Net income (loss) per share - basic	$(0.01)	$0.02	$0.01	$0.03
Net income (loss) per share - diluted	$(0.01)	$0.02	$0.01	$0.03

11. Commitments and Contingencies

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3
(Amounts in thousands)	Total	1 Year	Years
Loan Payable (1)	$—	$—	$—
Operating Leases	216	100	116
Total Obligations	$216	$100	$116

(1)     Represents the amounts recorded in respect of the loan payable due to Presidential Financial Corporation in accordance with the loan agreement. As of March 31, 2015 there were no outstanding amounts.

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development for the periods ended March 31, 2015 and September 30, 2014 was $1.2 million and $0.8 million, respectively.

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

During fiscal second quarter ended March 31, 2015, the Company repurchased a total of 76,600 shares of its common stock pursuant to a trading plan entered into by the Company in September 2013. As of March 31, 2015 there is a total of $85 thousand remaining for repurchases under the program.

The following table provides certain information with respect to the status of our publicly announced stock repurchase program as of second quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	($ in thousands) Value of Shares that May Yet Be Purchased Under the Plan or Program
First quarter total	1,353	$1.98	1,353	$256
January 2015	1,600	$2.01	1,600	$253
February 2015	75,000	$2.25	75,000	$85
March 2015	—	$—	—	$85
Second quarter total	76,600	$2.25	76,600	$85

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

13. Subsequent Events:

On April 6, 2015, the National Labor Relations Board affirmed the October 2014 election process in which employees at our Chicago location adopted union representation for non-management employees.    The certification of the union and collective bargaining have not yet occurred but are expected to occur shortly.  Management does not expect this event to materially impact results of operations in the future.

On April 27, 2015, the Company entered into a lease agreement (the “Lease”) with Piedmont Center, 1-4 LLC (the “Landlord”) for the premises known as Suite 700 at Three Piedmont Center, 3565 Piedmont Road, N.E. Atlanta, Georgia 30305. The rentable floor area of the demised premises is 12,275 square feet. The Lease expires 8.7 years following the “Rental Commencement Date”. The Rental Commencement Date will occur when the Landlord has substantially completed the build-out of the demised premises, including any tenant improvements. The Company currently expects the Rent Commencement Date to occur, and occupation of the demised premises to begin, during August 2015.

The Company will pay monthly base rental payments for the demised premises in the amount of $251,637.50 per annum (or $20,969.79 per month) during the first year of the lease. The base rent due under the Lease shall increase yearly based on an agreed-upon annual rate of increase and in the final year of the Lease, the monthly base rental payment will be $306,629.50 per annum (or $25,552.46 per month).

Provided that the Company complies with its obligations under the Lease, the Landlord will excuse a total $265,209.99 in rent due during the initial two (2) years of the Lease term. The monthly rent payments under the Lease include estimated operating expenses and real estate taxes, as such terms are defined in the Lease. However, the Company will make an additional payment each year if actual operating expenses exceed the Landlord’s estimate.

The Company has a right, at its option and subject to the terms of the Lease, to extend the term of the Lease for one (1) five year period at a market rate. In addition, the Landlord has agreed to provide the Company with a right of first refusal to lease additional space if the Landlord desires to lease a portion of certain adjacent premises.

On April 29, 2015, the Company entered into an extension agreement (the “Extension”) with Zachary C. Parker, its Chief Executive Officer and President, which provides for a 1 year extension of the term of his current employment agreement. Pursuant to the Extension, the Company and Mr. Parker agreed to extend the term of his current employment agreement from September 30, 2015 to the new expiration date of September 30, 2016. Pursuant to the Extension, and as contemplated by the Company’s current employment agreement with Mr. Parker, the Company agreed to pay a $50,000 cash bonus to Mr. Parker. Other than as modified by the Extension, the provisions of Mr. Parker’s current employment agreement remain in full force and effect.

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2014. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our 2014 Annual Report on Form 10-K.

Forward Looking Strategic Overview

DLH’s strategic plan is to expand our proven health services and solutions within the growing Federal health field. Primary growth markets include mission-critical DoD and VA services, such as:

•	telehealth services;

•	medication therapy management;

•	health IT solutions;

•	process management;

•	clinical systems support; and

•	healthcare delivery.

Our business expansion capture initiatives include:

•	DLH differentiators: Leverage our differentiation tools and technology to deliver high-value performance in partnership with and in support of customers, teams, and end-users including:

•
DLH ePRAT™ – a web-based, open-architecture, secure system to manage expert delivery and resourcing of the “continuum of care requirements” for combatants, veterans, and retirees. Designed to meet HIPAA, CCAC, CARF, FISMA, NIST requirements

•	DLH SPOT-m™ – a unique approach to integration of people, processes, and technology tools to measure, manage and optimize our performance at project or enterprise levels.

•
New contract vehicles: Expand our indefinite delivery/indefinite quantity (IDIQ) contract vehicles with the Federal government to capture an increased share of Federal health spending. For example, DLH submitted a team-based bid on the opportunity to participate in the next generation of the Department of Veterans Affairs’ Transformation Twenty-One Total Technology Program (T4NG). The T4NG IDIQ contract is focused mainly on management of the VA’s IT systems, health IT and telecoms. Multiple vendors are expected to share in the contract award, with a five-year base and optional five-year add-on. Winning a place on this contract would enable our team to bid on specific task orders as they are released by the DVA under the T4NG contract. The final award announcements are slated for December 2015, with period of performance expected to begin in July 2016.

•	Organic growth: Continue expansion through organic growth as a prime contractor by delivering quality services and cost effective solutions to our existing customers.

•	organic growth contributed to an 11% compound annual growth rate (CAGR) over the past two years, from $49.2 million for fiscal year 2012 to $60.5 million for fiscal 2014.

•	organic revenue growth continued during the first six months of FY2015, increasing 8.1% over the same prior year six-month period.

•
Business development team: Continue to enhance our industry knowledge and expertise by adding resources with deep health industry experience. This point of focus includes nominations to our Board, our business development leadership team, and our strategic advisers.

•	Transformative growth: A longer-term initiative to selectively review and position ourselves for potential joint ventures or a strategic acquisition.

Business Overview

DLH provides services and solutions within two broad US Government markets: healthcare and logistics. Our offerings are segregated into two revenue streams: Healthcare Delivery Solutions and Logistics & Technical Services. Our services are provided to government agencies including the Department of Veteran Affairs, the Department of Defense, and other government clients.

The approximate percentage of revenue derived from our services and solutions are shown in the following table:

	Six Months Ended	Six Months Ended
Revenue Stream	March 31, 2015	March 31, 2014
Healthcare Delivery System	52%	52%
Logistics & Technical Services	48%	48%

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

Forward Looking Business Trends

Our strategic business capture initiatives emphasize military and veterans requirements for telehealth services, medication therapy management, health IT solutions, process management, clinical systems support, and healthcare delivery. We believe these business development priorities allow us to expand within what we consider to be top national priority programs and budget areas. We will continue to target programs and agencies that we believe are likely to maintain a large addressable long-term market, in line with the following business trends:

Federal health insurance spending: According to the U.S. Department of Health & Human Services (HHS.gov), Centers for Medicare & Medicaid Services (CMS.gov), national health insurance spending is expected to reach $5.16 trillion and comprise 19.3% of Gross Domestic Product (GDP) by 2023. The Federal health expenditure projections are expected to reach $1.65 trillion by 2023, growing at a 5.0% compound annual growth rate (CAGR) from an estimated $0.9 trillion in 2014.

Telehealth trends: In April, 2015, REACH Health, Inc. released their "2015 U.S. Telemedicine Industry Benchmark Survey" conducted during late 2014 and early 2015. Among the two hundred and thirty three healthcare executives, physicians, nurses and other professionals who participated in the survey, they found that: "With a growing population of aging and unhealthy individuals, coupled with increasing shortages of specialist physicians, telemedicine is evolving from a specialty offering to a mainstream service. Nearly 60 percent of survey participants noted telemedicine as their top priority or one of their highest priorities for their healthcare organizations."

Prescription drugs spending: The IMS Institute November 2014 study “Global Outlook for Medicines Through 2018”, states that global spending on medicines is forecast to reach nearly $1.3 trillion by 2018, an increase of about 30% over the 2013 level, driven by population growth, an aging population, and improved access in emerging markets. Of developed markets, the study indicates that the U.S. will see the largest per capita spending increase from 2013 to 2018.

Department of Veterans Affairs health spending trends:

DLH continues to see stability and growth within our sector of the federal government market. In March, 2015, the President of the United States proposed a 2016 Federal budget that includes:

•	$169 billion for the Department of Veterans Affairs

•	$73.5 billion in discretionary funding, largely for healthcare

•	increase of $5.2 billion, or 7.5% above 2015 enacted level

•	$1.2 billion to expand telehealth services

In December 2014 Congress approved and the President signed the "Budget of the United States Government, Fiscal Year 2015." Funding for the Department of Veterans Affairs (DVA) includes:

•
$65.3 billion in discretionary funding to provide needed care and other benefits to veterans and their families. In addition, the Budget includes $3.1 billion in estimated medical care collections, for a total budget authority of approximately $68.4 billion;

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

Results for the three months ended March 31, 2015 and March 31, 2014

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
Consolidated Statement of Income:	March 31, 2015		March 31, 2014		Change
Revenue	$15,893	100.0%	14,745	100.0%	$1,148	—%
Direct expenses	13,163	82.8%	12,546	85.1%	617	(2.3)%
Gross margin	2,730	17.2%	2,199	14.9%	531	2.3%
General and administrative expenses	2,197	13.8%	1,947	13.2%	249	0.6%
Depreciation and amortization	18	0.1%	27	0.2%	(9)	(0.1)%
Income from operations	515	3.2%	225	1.5%	290	1.7%
Other income (expense), net	(651)	(4.1)%	(28)	(0.2)%	(623)	(3.9)%
Income (loss) before income taxes	(136)	(0.9)%	197	1.3%	(333)	(2.2)%
Income tax expense (benefit)	(54)	(0.3)%	—	—%	(54)	(0.3)%
Net income (loss)	$(82)	(0.5)%	$197	1.3%	$(279)	(1.8)%

Net income (loss) per share - basic	$(0.01)		$0.02		$(0.03)
Net income (loss) per share - diluted	$(0.01)		$0.02		$(0.03)

Revenues

Fiscal year 2015 second quarter revenue was $15.9 million, an increase of $1.1 million or 7.8% over prior year first quarter. The increase in revenue is due primarily to contracts awarded in 2014 and expansion on existing contracts.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, and other direct costs. Fiscal year 2015 second quarter direct expenses increased $0.6 million, or 4.9% over prior year second quarter on higher revenue. As a percentage of revenue, direct expenses decreased (2.3)% due to improved contract performance.

Gross Margin

Fiscal year 2015 second quarter gross margin increased by $0.5 million, or 24.1%, over prior year. As a percentage of revenue, our gross margin rate of 17.2% improved 2.3% over prior year second quarter. Favorable margin results are due principally to improved contract performance and higher margins on new business.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. Fiscal year 2015 second quarter G&A expenses increased $0.2 million over prior year second quarter, due principally to planned expenses related to managing and growing our contract base. As a percent of revenue, G&A expenses increased by 0.6% over prior year second quarter, and were within planned levels required to manage and continue to grow our contract base.

Depreciation and Amortization

As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets.

Income from Operations

Fiscal year 2015 second quarter income from operations of approximately $0.5 million increased approximately $0.3 million over the prior year period due to improved gross margin of $0.5 million offset by $0.2 million expenses as described above.

Other Income (Expense)

Fiscal year 2015 second quarter other expense of approximately $(0.7) million was principally due to the settlement of the retroactive payment claim and represents a variance of approximately $(0.6) million over the prior year period. For further information see "Retroactive Payment Claim" below.

Income Tax Expense (Benefit)

The Company recognized tax benefit in the current period at its projected annual effective tax rate. The tax benefit related to the current loss is expected to be offset by taxes payable on operating income within the annual operating period.

Net Income (Loss)

Fiscal year 2015 second quarter net loss was approximately $(0.1) million, or $(0.01) per basic and diluted share, compared to net income of $0.2 million or $0.02 per basic and diluted share in the prior year period due principally to the other expense in fiscal year 2015 second quarter. Excluding the non-cash, non-operating charge of $0.6 million related to the settlement of the retroactive payment claim, fiscal year 2015 second quarter generated net income of $0.5 million, compared to net income of $0.2 million in the prior year period.

Results for the six months ended March 31, 2015 and March 31, 2014

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Six Months Ended
Consolidated Statement of Income:	March 31, 2015		March 31, 2014		Change
Revenue	$31,575	100.0%	$29,222	100.0%	$2,353	—%
Direct expenses	26,312	83.3%	24,911	85.2%	1,401	(1.9)%
Gross margin	5,263	16.7%	4,311	14.8%	952	1.9%
General and administrative expenses	4,448	14.1%	3,967	13.6%	481	0.5%
Depreciation and amortization	41	0.1%	53	0.2%	(12)	(0.1)%
Income from operations	774	2.5%	291	1.0%	483	1.5%
Other income (expense), net	(687)	—%	39	0.1%	(726)	(0.1)%
Income before income taxes	87	0.3%	330	1.1%	(243)	(0.8)%
Income tax expense	35	0.1%	—	—%	35	0.1%
Net income	$52	0.2%	$330	1.1%	$(278)	(0.9)%

Net income per share - basic	$0.01		$0.03		$(0.02)
Net income per share - diluted	$0.01		$0.03		$(0.02)

Revenues

Fiscal year 2015 revenue for the six months ended March 31, 2015 was $31.6 million, an increase of $2.4 million or 8.1% over prior year period. The increase in revenue is due primarily to contracts awarded in 2014 and expansion on existing contracts.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, and other direct costs. Fiscal year 2015 direct expenses for the six months ended March 31, 2015 were $26.3 million, an increase of $1.4 million, or 5.6% over prior year on higher revenue. As a percentage of revenue, direct expenses decreased by (1.9)% due to improved contract performance.

Gross Margin

Gross margin for the six months ended March 31, 2015 was approximately $5.3 million, an increase of $1.0 million, or 22.1%, over prior year. As a percentage of revenue, our gross margin rate of 16.7% for the six months ended March 31, 2015 improved by 1.9% over prior year period. Favorable margin results are due principally to improved contract performance and higher margins on new business.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. Fiscal year 2015 G&A expenses for the six months ended March 31, 2015 were approximately $4.4 million, an increase of $0.5 million over prior year period, due principally to planned expenses related to managing and growing our contract base. As a percent of revenue, G&A expenses increased by 0.5% over prior year period, and were within planned levels required to manage and continue to grow our contract base.

Depreciation and Amortization

As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets.

Income from Operations

Income from operations for the six months ended March 31, 2015 was approximately $0.8 million, an increase of approximately $0.5 million over the prior year period due to improved gross margin of $1.0 million offset by $0.5 million increased G&A expenses as described above.

Other Income (Expense)

For the six months ended March 31, 2015, other expense of approximately $(0.7) million was principally due to the settlement of the retroactive payment claim and represents a variance of approximately $(0.7) million over the prior year period. For further information see "Retroactive Payment Claim" below.

Income Tax

The Company recognized tax expense in the current period at its projected annual effective tax rate. Taxes payable related to current income have been offset by a portion of the deferred tax benefit derived from net operating losses carried forward.

Net Income

Net income for the six months ended March 31, 2015 was approximately $0.1 million, or $0.01 per basic and diluted share, compared to $0.3 million or $0.03 per basic and diluted share in the prior year period, due principally to the other expense in fiscal year 2015 second quarter. Excluding the non-cash, non-operating charge of $0.6 million related to the settlement of the retroactive payment claim, the six months ended March 31, 2015 generated net income of $0.7 million, compared to net income of $0.3 million in the prior year period.

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

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2015	2014	Change	2015	2014	Change
Net income (loss)	$(82)	$197	$(279)	$52	$330	$(278)
(i) Interest and other (income) expenses (net)	651	28	623	687	(40)	727
(ii) Provision for taxes	(54)	—	(54)	35	—	35
(iii) Depreciation and amortization	18	27	(9)	41	53	(12)
(iv) G&A expenses - equity grants	72	78	(6)	346	295	51
EBITDA adjusted for other non-cash charges	$605	$330	$275	$1,161	$638	$523

EBITDA adjusted for other non-cash charges for the three and six months ended March 31, 2015 was approximately $0.6 million and $1.2 million, respectively, an increase of approximately $0.3 million and $0.5 million over the prior year three and six months period, respectively. This increase is due principally to increased revenue and gross margin as described in the preceding paragraphs.
Liquidity and Capital Resources

Economic dependency

Presently, the Company derives all of its revenue from agencies of the federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended March 31, 2015 and 2014, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 96% and 97% of revenue for the six months ended March 31, 2015 and 2014, respectively.

DLH remains dependent upon the continuation of its relationship with the DVA. As of March 31, 2015, awards from the DVA have anticipated periods of performance ranging from approximately two to up to four years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under its current contract, we believe that our strong working relationship and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

Cash position at March 31, 2015

For the six months ended March 31, 2015, the Company generated operating income of $774 thousand and net income of approximately $52 thousand. At March 31, 2015, the Company had an accumulated deficit of approximately $(62) million.

Our cash position has significantly improved during the six months ended March 31, 2015. Selected sources and uses of cash are shown in the table below, (amounts in millions):

		Six Months Ended
	Ref	03/31/15
Cash and cash equivalents	(a)	$4.2
Borrowing on line of credit	(b)	$0.0
Line of credit availability	(c)	$2.6
Adjusted EBITDA	(d)	$0.6
Cash flows from operating activities	(e)	$0.6
Cash flows used in investing activities	(f)	$(0.1)
Working capital (current assets minus current liabilities)	(g)	$0.9

Ref (a): At March 31, 2015, the Company had cash deposits on hand of approximately $4.2 million.

Ref (b): The Company had no borrowing on our line of credit during the second quarter ended March 31, 2015.

Ref (c): At March 31, 2015, our available loan reserves were approximately $2.6 million, comprised of approximately $1.4 million in stand by letter of credit reserve and $1.2 million of unused loan capacity.

Ref (d): Adjusted EBITDA of approximately $0.6 million represents income from operations before reductions for non-cash operating expenses and depreciation.

Ref (e): Cash flows from operating activities increased $0.6 million in second quarter 2015 due principally to adjusted EBITDA results.

Ref (f): Cash flows used in investing activities was approximately $(98) thousand for the six months ended March 31, 2015, due principally to investments in IT infrastructure.

Ref (g): We had approximately $0.9 million in working capital at March 31, 2015, an improvement of $0.2 million for the six months ended March 31, 2015 due principally to profitable operations.

Sources of cash and cash equivalents

The Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its asset-based credit facility. As described in greater detail below, presently, this credit facility provides us with access of up to $3 million, with provisions to increase to $6 million, subject to certain conditions. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. The Company's operations may require working capital to fund the future growth of its business model with cash required to commence new contracts, expanded business development efforts, and planned capital expenditures to support a larger customer base. In recent years, the Company has sought to finance its growing operations and capital expenditures through the sale of equity securities, convertible notes, and a rights offering. Such measures may be considered in the future if needed to fund business growth initiatives.

Management's assessment of cash and cash equivalents at March 31, 2015

Management believes, at present, that: (a) cash and cash equivalents of approximately $4.2 million as of March 31, 2015; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”), as amended, with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide an initial two (2) year secured loan facility with renewal options to DLH Solutions. The current term of the Loan Agreement expires on July 29, 2015 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. The current available line of credit maximum amount is $6 million, with an unbilled accounts facility of the Loan Agreement currently set at a maximum of $1 million. Presently, the maximum availability under this loan facility is $3 million, subject to eligible accounts receivable. The Company’s ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions, including (i) the Company's (a) demonstrated need for the increase and (b) compliance with the Loan Agreement, and (ii) the Lender’s consent, in its sole discretion, to increase the Initial Sublimit.

In December 2013, the Loan Agreement was further modified to permit letters of credit to be issued under the overall credit facility, subject to availability provided by eligible billed and unbilled accounts receivable and further subject to a limit of $1.03 million. This limit was increased to $1.35 million effective May 15, 2014, with an expiration date of May 15, 2015 that will automatically extend for additional one-year periods unless either party provides written notice of non-renewal within 60 days of the annual expiration date. At March 31, 2015, available loan reserves were $2.6 million and there was no loan amount outstanding.

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

Payroll Taxes

From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes. These notices are predominantly related to the former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability (approximately $1.5 million at March 31, 2015 and September 30, 2014) has been recorded in accrued expenses and other current liabilities and includes estimated accrued penalties and interest totaling approximately $0.7 million.

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

Retroactive Payment Claim

As previously reported, during the fiscal year ended September 30, 2008, DLH Holdings Corp. (the “Company”) accrued salaries and benefits of $10.1 million related to the estimated resolution of retroactive payment cases asserted by the Department of Labor (“DOL”). During the same period, the Company recognized revenues of $10.8 million related to expected recovery of these costs, plus estimated indirect costs, under contractual arrangements with the Department of Veterans Affairs (“DVA”). At September 30, 2014, the amount of the remaining accounts receivable with the DVA approximated $9.3 million and accrued liabilities for salaries to employees and related benefits totaled $8.7 million. The $9.3 million in accounts receivable was unbilled to the DVA at September 30, 2014.

In September 2014, we submitted a claim to the DVA seeking a final determination and resolution of this matter. During the current quarter, we were advised that the DOL would not take further action with respect to the retroactive payment cases and that it would not object to the DVA’s resolution of this matter with the Company. As a result, we will not have any obligation for the payment of these accrued salaries and benefits. Because no retroactive wage payments will be required, we will not have any contractual recovery of costs from the DVA. Accordingly, in order to resolve this matter, on March 30, 2015, we entered into a mutual release of claims with the DVA, pursuant to which both parties agreed to fully release each other from any and all claims arising pursuant to this matter.

As a result of the closure of this issue, as a part of our reporting for the quarter ended March 31, 2015, we have removed the accruals of estimated revenue and expense which were recorded in the year ended September 30, 2008. Further, as shown in the table below, we are reporting a net charge to our earnings of approximately $600,000 for the fiscal quarter ended March 31, 2015 relating to the net expense resulting from the resolution of this matter. The net expense related to this issue is non-cash and not related to income from current operations. The pre-tax impact of these adjustments to our Consolidated Statement of Income is summarized as:

(in thousands)
Reduction of accounts receivable related to retroactive payment claim	$(9,306)
Reduction of accrued payroll related to retroactive wage and benefit payments	8,677
Net other (expense)	$(629)

The unaudited pro forma financial information below reflects the impact of this event to our Consolidated Balance Sheet as of September 30, 2014, the comparable period for balance sheets in the current fiscal year reporting periods.

DLH HOLDINGS CORP. AND SUBSIDIARIES
PROFORMA CONSOLIDATED BALANCE SHEET
(Amounts in thousands except par value of shares)

	As Filed		Proforma
	September 30, 2014	Current Report	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,908		$3,908
Accounts receivable, net	12,372	$(9,306)	3,066
Deferred taxes, net	84		84
Other current assets	510		510
Total current assets	16,874	(9,306)	7,568
Equipment and improvements, net	63		63
Deferred taxes, net	4,513		4,513
Goodwill	8,595		8,595
Other long-term assets	27		27
Total assets	$30,072	$(9,306)	$20,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$11,465	$(8,677)	$2,788
Accounts payable, accrued expenses, and other current liabilities	4,746		4,746
Total current liabilities	16,211	(8,677)	7,534
Other long term liabilities	15		15
Total liabilities	16,226	(8,677)	7,549
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—		—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,568 and outstanding 9,566 at September 30, 2014	10		10
Additional paid-in capital	76,083		76,083
Accumulated deficit	(62,244)	(629)	(62,873)
Treasury stock, 2 shares at cost at September 30, 2014	(3)		(3)
Total shareholders’ equity	13,846	(629)	13,217
Total liabilities and shareholders' equity	$30,072	$(9,306)	$20,766

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 7 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2014, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 29 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended March 31, 2015. Also, there were no significant changes in our estimates associated with those policies.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During fiscal second quarter ended March 31, 2015, the Company repurchased a total of 76,600 shares of its common stock pursuant to a trading plan entered into by the Company in September 2013. As of March 31, 2015 there is a total of $85 thousand remaining for repurchases under the program.

The following table provides certain information with respect to the status of our publicly announced stock repurchase program as of second quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	($ in thousands) Value of Shares that May Yet Be Purchased Under the Plan or Program
First quarter total	1,353	$1.98	1,353	$256
January 2015	1,600	$2.01	1,600	$253
February 2015	75,000	$2.25	75,000	$85
March 2015	—	$—	—	$85
Second quarter total	76,600	$2.25	76,600	$85

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:         OTHER INFORMATION

None.

ITEM 6:        EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	2/17/15	3.1

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: May 6, 2015