Form 10-Q
period 2015-06-30
DLH Holdings Corp.
filed 2015-08-05
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,550,536 shares of Common Stock, par value $.001 per share, were outstanding as of July 31, 2015.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2015

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$16,781	$15,692	$48,357	$44,914
Direct expenses	13,743	13,384	40,055	38,295
Gross margin	3,038	2,308	8,302	6,619
General and administrative expenses	2,270	2,013	6,719	5,980
Depreciation and amortization	5	27	45	80
Income from operations	763	268	1,538	559
Other income (expense), net	(34)	(17)	(723)	23
Income before income taxes	729	251	815	582
Income tax expense	292	—	326	—
Net income	$437	$251	$489	$582

Earnings per share - basic	$0.05	$0.03	$0.05	$0.06
Earnings per share - diluted	$0.04	$0.03	$0.05	$0.06

Weighted average common shares outstanding
Basic	9,552	9,602	9,580	9,566
Diluted	9,956	9,677	9,990	9,660

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	(unaudited)
	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,738	$3,908
Accounts receivable, net	3,079	12,372
Deferred taxes, net	84	84
Other current assets	418	510
Total current assets	8,319	16,874
Equipment and improvements, net	187	63
Deferred taxes, net	4,187	4,513
Goodwill	8,595	8,595
Other long-term assets	43	27
Total assets	$21,331	$30,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$2,109	$11,465
Accounts payable, accrued expenses, and other current liabilities	4,642	4,746
Total current liabilities	6,751	16,211
Other long term liabilities	10	15
Total liabilities	6,761	16,226
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,551 at June 30, 2015 and 9,568 at September 30, 2014; outstanding 9,551 at June 30, 2015 and 9,566 at September 30, 2014	10	10
Additional paid-in capital	76,315	76,083
Accumulated deficit	(61,755)	(62,244)
Treasury stock, 0 shares at cost at June 30, 2015 and 3 shares at cost at September 30, 2014	—	(3)
Total shareholders’ equity	14,570	13,846
Total liabilities and shareholders' equity	$21,331	$30,072

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Nine Months Ended
	June 30,
	2015	2014
Operating activities
Net income	$489	$582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including financing costs	45	89
Change in fair value of derivative financial instruments	—	(99)
Stock based compensation expense	418	372
Deferred taxes, net	326	—
Settlement of retroactive payment claim, net	629	—
Changes in operating assets and liabilities
Accounts receivable	(13)	(311)
Other current assets	91	(35)
Other assets	—	1,030
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(782)	(87)
Other long term assets/liabilities	(21)	(3)
Net cash provided by operating activities	1,182	1,538

Investing activities
Purchase of equipment and improvements	(169)	(13)
Net cash used in investing activities	(169)	(13)

Financing activities
Net payments on bank loan payable	—	(951)
Proceeds from stock purchase	—	52
Repayments of capital lease obligations	—	(22)
Net repayment on convertible debentures	—	(140)
Repurchased shares of common stock held as treasury stock	—	(10)
Repurchased shares of common stock subsequently canceled	(183)	(21)
Net cash used in financing activities	(183)	(1,092)

Net increase in cash and cash equivalents	830	433
Cash and cash equivalents at beginning of period	3,908	3,408
Cash and cash equivalents at end of period	$4,738	$3,841

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$27	$116
Cash paid during the period for income taxes	$—	$—

Supplemental disclosure for settlement of retroactive payment claim, net (See Note 5)
Reduction of accounts receivable related to retroactive payment claim	$(9,306)	$—
Reduction of accrued payroll related to retroactive wage and benefit payments	8,677	—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended September 30, 2014 filed on December 10, 2014.

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

Presently, the Company derives all of its revenue from agencies of the Federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended June 30, 2015 and 2014, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 95% and 97% of revenue for the nine months ended June 30, 2015 and 2014, respectively. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of June 30, 2015 and 2014. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 5, Supporting Financial Information-Accounts Receivable.

DLH remains dependent upon the continuation of its relationship with the DVA. As of June 30, 2015, awards from the DVA have anticipated periods of performance ranging from approximately one to up to three years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under its current contracts, we believe that our strong working relationship and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with the DVA.

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

In June 2015, the Financial Accounting Standards Board (FASB) issued guidance covering a wide range of topics in the codification to make minor corrections or minor improvements.   These changes are not expected to have a significant effect on current accounting practice or create a significant administrative cost.  The guidance is effective for all entities beginning after December 15, 2015, and for annual and interim periods thereafter, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

4. Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. Such reclassifications have no effect on previously reported results of operations or accumulated deficit.

5. Supporting Financial Information

Accounts Receivable

		(in thousands)
		June 30,	September 30,
	Ref	2015	2014
Billed receivables		$2,523	$2,569

Unbilled receivables-retroactive payment claim	(a)	—	9,306
Unbilled receivables-other		556	497
Total unbilled receivables		556	9,803

Total accounts receivable		3,079	12,372
Less: Allowance for doubtful accounts	(b)	—	—
Accounts receivable, net		$3,079	$12,372

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

In September 2014, we submitted a claim to the DVA seeking a final determination and resolution of this matter. During the quarter ended March 31, 2015, we were advised that the DOL would not take further action with respect to the retroactive payment cases and that it would not object to the DVA’s resolution of this matter with the Company. As a result, we had no obligation for the payment of these accrued salaries and benefits. Because no retroactive wage payments were required, we have no contractual recovery of costs from the DVA. Accordingly, in order to resolve this matter, on March 30, 2015, we entered into a mutual release of claims with the DVA, pursuant to which both parties agreed to fully release each other from any and all claims arising pursuant to this matter.

As a result of the closure of this issue, as a part of our reporting for the quarter ended March 31, 2015, we removed the accruals of estimated revenue and expense which were recorded in the year ended September 30, 2008. Further, we reported a reduction of $9.3 million in accounts receivable, a reduction of $8.7 million in accrued liabilities for salaries to employees and related benefits, and a net charge to our earnings of approximately $629 thousand for the fiscal quarter ended March 31, 2015 relating to the resolution of this matter. The net expense related to this issue was non-cash and not related to income from current operations.

Ref (b): Accounts receivable are non-interest bearing, unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. Our allowance for doubtful accounts was zero at both June 30, 2015 and September 30, 2014.

Other Current Assets

		(in thousands)
		June 30,	September 30,
	Ref	2015	2014
Workers’ compensation receivable	(a)	$39	$199
Prepaid insurance expense		214	176
Prepaid benefits		53	—
Other prepaid expenses		112	135
Other current assets		$418	$510

Ref (a): As part of the Company’s discontinued PEO operations, DLH had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. DLH estimates that the remaining workers compensation receivable of approximately $39 thousand will be received within the next twelve months.

Equipment and improvements, net

		(in thousands)
		June 30,	September 30,
	Ref	2015	2014
Furniture and equipment		$139	$139
Computer equipment		292	126
Computer software		433	430
Leasehold improvements		24	24
Total fixed assets		888	719
Less accumulated depreciation and amortization		(701)	(656)
Equipment and improvements, net	(a)	$187	$63

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 5) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Accrued Payroll

		(in thousands)
		June 30,	September 30,
	Ref	2015	2014
Accrued payroll related to billed receivables		$1,759	$2,440

Accrued payroll related to retroactive payment claim	(a)	—	8,677
Accrued payroll related to unbilled accounts receivable		350	348
Total accrued payroll related to unbilled accounts receivable		350	9,025

Total accrued payroll		$2,109	$11,465

Ref (a): Related to retroactive payment claim described above in “Accounts Receivable”.

Accounts Payable, Accrued Expenses, and Other Current Liabilities

		(in thousands)
		June 30,	September 30,
	Ref	2015	2014
Accounts payable		$128	$779
Accrued benefits		1,026	720
Accrued bonus and incentive compensation		558	693
Accrued workers compensation insurance		1,125	767
Other accrued expenses		312	339
Payroll tax accrual	(a)	1,493	1,448
Accounts payable, accrued expenses, and other current liabilities		$4,642	$4,746

Ref (a): From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes. These notices are predominantly related to the former PEO operations which were sold in fiscal 2003. The liability includes estimated accrued penalties and interest totaling approximately $674 thousand.

Other Income (Expense)

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
	Ref	2015	2014	2015	2014
Interest expense, net		$(23)	$(24)	$(72)	$(75)
Amortization of deferred financing costs		—	—	—	(10)
Change in value of financial instruments	(a)	—	—	—	99
Miscellaneous other income (expense), net	(b)	(11)	7	(651)	9
Other income (expense), net		(34)	(17)	(723)	23

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

6. Liquidity

At June 30, 2015, the Company had cash and cash equivalents of approximately $4.7 million, net working capital of approximately $1.6 million, and an accumulated deficit of approximately $(62) million. For the nine months ended June 30, 2015, the Company realized operating income of approximately $1.5 million and net income of approximately $489 thousand, as compared to operating income and net income of $559 thousand and $582 thousand respectively for the nine months ended June 30, 2014.

The Company has a credit facility with a lending institution which provides a maximum amount of $6 million. The current term of the credit facility expires on July 29, 2016 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. Presently, the maximum availability under this loan facility is $3 million, subject to eligible accounts receivable.  The interest rate on both the Accounts Receivable and Unbilled Accounts portion of the loan was 4.0% at June 30, 2015, and September 30, 2014.  At June 30, 2015, our unused loan availability was approximately $2.5 million, comprised of a $1.4 million letter of credit reserve and $1.1 million of unused loan capacity. DLH required no borrowing on the credit facility during third quarter ended June 30, 2015.

Management believes, at present, that: (a) cash and cash equivalents of approximately $4.7 million as of June 30, 2015; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

7. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, valuation allowances established against accounts receivable and deferred tax assets, and measurement of loss development on workers’ compensation claims. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations.

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

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2014, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2014. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. For the nine months ended June 30, 2015, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill.  If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Income. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either June 30, 2015 and 2014. We report interest and penalties as a component of income tax expense. In the fiscal quarters ending June 30, 2015 and 2014, we recognized no interest and no penalties related to income taxes.

The Company has adequate net operating loss carryforwards to offset against any taxable income in the current period. The Company has deferred tax assets before valuation allowance of $15.4 million and $15.7 million as of June 30, 2015 and September 30, 2014, respectively. We have recorded a valuation allowance of $11.1 million as of June 30, 2015 and $11.1 million on September 30, 2014. Tax years open for examination are 2011 and forward.

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

8. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

All grants of equity are presently made under the 2006 Long Term Incentive Plan. As of June 30, 2015, 0.9 million shares remained available for grant under the Plan. Options issued under the Plan are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of income:

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
	Ref	June 30,		June 30,
		2015	2014	2015	2014
DLH employees		$72	$78	$241	$263
Non-employee directors	(a)	—	—	177	109
Total compensation expense		$72	$78	$418	$372

Ref (a): Equity grants of restricted stock, in accordance with DLH compensation policy for non-employee directors. The shares vested immediately and stock expense was recognized accordingly.

Unrecognized stock-based compensation expense

		(in thousands)
		Nine Months Ended
		June 30,
	Ref	2015	2014
Unrecognized expense for DLH employees	(a)	$105	$196
Unrecognized expense for non-employee directors	(b)	125	150
Total unrecognized expense		$230	$346

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

Stock option activity for the nine months ended June 30, 2015

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2014		2,380	$1.40	7.81	$1,589
Granted		—	—
Canceled	(a)	(44)	$1.40
Options outstanding, June 30 2015		2,336	$1.40	7.05	$3,128

Ref (a): Shares canceled upon termination of employment or expiration of period to complete performance conditions.

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		Number of Shares
		June 30,
	Ref	2015	2014
Vested and exercisable		968	463
Unvested	(a)	1,368	1,692
Options outstanding		2,336	2,155

Ref (a): Certain awards vest upon satisfaction of certain performance criteria.

9. Fair Value of Financial Instruments

The Company has financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at June 30, 2015 and September 30, 2014 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

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

	(in thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income	$437	$251	$489	$582
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	9,552	9,602	9,580	9,566
Effect of dilutive securities:
Stock options and restricted stock	404	75	410	94
Denominator for diluted net income per share - weighted-average outstanding shares	9,956	9,677	9,990	9,660

Earnings per share - basic	$0.05	$0.03	$0.05	$0.06
Earnings per share - diluted	$0.04	$0.03	$0.05	$0.06

11. Commitments and Contingencies

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5	More than 5
(Amounts in thousands)	Total	1 Year	Years	Years	Years
Loan Payable (1)	$—	$—	$—	$—	—
Operating Leases (2)	2,333	130	530	547	1,126
Total Obligations	$2,333	$130	$530	$547	$1,126

(1) Represents the amounts recorded in respect of the loan payable due to Presidential Financial Corporation in accordance with the loan agreement. As of June 30, 2015 there were no outstanding amounts.

(2) On April 27, 2015, as part of its facilities consolidation effort, the Company entered into a lease agreement (the “Lease”) with Piedmont Center, 1-4 LLC (the “Landlord”) for the premises known as Suite 700 at Three Piedmont Center, 3565 Piedmont Road, N.E. Atlanta, Georgia 30305. The rentable floor area of the demised premises is 12,275 square feet. The Lease expires 8.7 years following the “Rental Commencement Date”. The Rental Commencement Date will occur when the Landlord has substantially completed the build-out of the demised premises, including any tenant improvements. The Company currently expects the Rent Commencement Date to occur, and occupation of the demised premises to begin, during September 2015.

Upon occupancy, the Company will pay base rental payments for the demised premises in the amount of $20,970 per month during the first year of the lease. The base rent due under the Lease shall increase yearly based on an agreed-upon annual rate of increase and in the final year of the Lease, the base rental payment will be $25,552 per month.

Upon occupancy and conditioned upon the Company’s compliance with its obligations under the Lease, the Landlord will excuse a total of $120 thousand in rent due during the initial eight (8) months of the Lease term. Additionally, approximately 4,000 square feet of the leased premises will not be occupied, and rent will not be due, during the initial two years of the Lease term.   The monthly rent payments under the Lease include budgeted operating expenses and real estate taxes, as such terms are defined in the Lease. However, the Company will make an additional payment each year if actual operating expenses exceed the budget.

The Company has a right, at its option and subject to the terms of the Lease, to extend the term of the Lease for one (1) five year period at a market rate. In addition, the Landlord has agreed to provide the Company with a right of first refusal to lease additional space if the Landlord desires to lease a portion of certain adjacent premises.

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development for the periods ended June 30, 2015 and September 30, 2014 was $1.1 million and $0.8 million, respectively.

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

Collective Bargaining Agreement

Union representation has been certified for non-management employees at our Chicago location. The Company and the union have entered into collective bargaining discussions.  Management does not expect this agreement to materially impact results of operations in the future.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program as of third quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	($ in thousands) Value of Shares that May Yet Be Purchased Under the Plan or Program
First quarter total	1,353	$1.98	1,353	$256
Second quarter total	76,600	$2.25	76,600	$85
April 2015	3,907	$2.03	3,907	$77
May 2015	—	—	—	$77
June 2015	—	—	—	$77
Third quarter total	3,907	$2.03	3,907	$77

Convertible Debentures Financing

As has been previously disclosed, certain entities affiliated with Wynnefield Capital, Inc., the Company’s largest stockholder, owned convertible debentures in an aggregate principal amount of $350 thousand and warrants to purchase an aggregate of 53,846 shares of common stock. These instruments were issued pursuant to a debenture purchase agreement in June 2011. The warrants were exercisable at a price of $0.96 until June 2016 and the conversion rate of the convertible debentures was $1.25.

Upon maturity on October 28, 2013, the principal amount of $210 thousand of convertible debentures was converted into $168 thousand shares of common stock and the principal amount of $140 thousand on the remaining debenture was repaid in full. In addition, in October 2013, the holders of the Warrants exercised such Warrants in full for 53,846 shares of common stock. A gain of $119 thousand was recognized, which represented the change in the fair value of the derivative immediately prior to conversion. Additionally, expense of $20 thousand was recorded in the three months ended December 31, 2013, related to fair valuation of the warrants. The accrued liability of $61 thousand with respect to the fair value of the warrants was reflected as additional paid in capital upon their exercise. The shares of the Company’s common stock issued upon conversion of the debentures were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The shares of the Company’s common stock issued upon exercise of the warrants were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Forward Looking Strategic Overview

DLH’s strategic plan is to expand our proven health services and solutions within the growing Federal health field. Primary growth markets include mission-critical agency requirements (including, but not limited to, those of DoD and VA), such as:

•	behavioral health;

•	telehealth services;

•	medication therapy management;

•	health IT solutions;

•	process management;

•	case management;

•	clinical systems support; and

•	healthcare delivery.

Our business expansion capture initiatives include:

•	DLH differentiators: Leverage our differentiation tools and technology to deliver high-value performance in partnership with and in support of customers, teams, and end-users including:

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

•
New contract vehicles: Expand our indefinite delivery/indefinite quantity (IDIQ) contract vehicles with the Federal government to capture an increased share of Federal health spending. For example, DLH submitted a team-based bid on the opportunity to participate in the next generation of the Department of Veterans Affairs’ Transformation Twenty-

One Total Technology Program (T4NG). The T4NG IDIQ contract is focused mainly on management of the VA’s IT systems, health IT and telecoms. Multiple vendors are expected to share in the contract award, with a five-year base and optional five-year add-on. Winning a place on this contract would enable our team to bid on specific task orders as they are released by the DVA under the T4NG contract. The final award announcements are slated for December 2015, with period of performance expected to begin in July 2016.

•	Organic growth: Continue expansion through organic growth as a prime contractor by delivering quality services and cost effective solutions to our existing customers.

•	organic growth contributed to an 11% compound annual growth rate (CAGR) over the past two years, from $49.2 million for fiscal year 2012 to $60.5 million for fiscal 2014.

•	organic revenue growth continued during the first nine months of FY2015, increasing nearly 8.0% over the same prior year nine-month period.

•
Business development team: Continue to enhance our industry knowledge and expertise by adding resources with deep health industry experience. This point of focus includes nominations to our Board, our business development leadership team, and our strategic advisers.

•
Teaming partners: Expand our footprint in the key strategic health field by teaming with bid partners to leverage our expertise and processes to meet the growing need for treatment of service veterans and their families

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

The approximate percentage of revenue derived from our services and solutions are shown in the following table:

	Nine Months Ended	Nine Months Ended
Revenue Stream	June 30, 2015	June 30, 2014
Healthcare Delivery Solutions	53%	52%
Medical Logistics & Technical Services	47%	48%

Healthcare Delivery Solutions

Healthcare Delivery Solutions provide a broad continuum of care for our nation's servicemen/women and veterans in various settings and facilities. These include Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). Key solutions offerings include medication therapy management, access to care for behavioral health and medication therapies, case management tools and services, and clinical device research and development. We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. As more and more federal and DoD programs increase their performance-based requirements, our workforce profile of medical talent and credentials will help us to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies.

Medical Logistics & Technical Services

Medical Logistics & Technical Services draws heavily upon our proven logistics expertise and processes. DLH resources possess expertise covering a wide range of logistics, readiness and project engineering. The experience of our project personnel is diverse from operational unit level to systems and program office experience. Our core competencies include supply chain management, lifecycle management of medical devices, analytics and decision support systems and research studies and services. In addition, we provide program and project management, systems engineering and applicable information technology services, integrated logistics support (including operational systems), and readiness assessments.

Through competitively awarded contracts and task orders (including its LOGWORLD contract) DLH has developed a strong portfolio of logistics processes, personnel and tools to help its clients achieve nationally recognized awards for customer satisfaction. While the DVA is its largest customer in this area, the Company has taken steps to expand in adjacent logistics markets within DoD and other federal agencies.

Forward Looking Business Trends

Our strategic business capture initiatives emphasize military and veterans requirements for telehealth services, behavioral healthcare, medication therapy management, health IT solutions, process management, clinical systems support, and healthcare delivery. We believe these business development priorities allow us to expand within what we consider to be top national priority programs and budget areas. We will continue to target programs and agencies that we believe are likely to maintain a large addressable long-term market, in line with the following business trends:

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

Department of Veterans Affairs health spending trends: DLH continues to see critical need for expanded care within our sector of the federal government market. According to recent news releases, the number of veterans on wait lists to be treated is 50 percent higher than at the same time last year, attributed to increased demand from veterans for medical services, brought on by the opening of new centers and a combination of aging Vietnam veterans seeking care and the return of younger veterans from Iraq and Afghanistan.

As a result of rapidly expanding needs, the VA and Congress took measures in late July to redistribute budget allocations to assure adequate funding remains available to deliver key health services to veterans. While these actions are outside of the programs in which the Company is currently active, they indicate strong ongoing bipartisan support for VA operations.

Previously, the President of the United States and Congress implemented other measures further supporting VA funding initiatives, including:

In March 2015, the President of the United States proposed a 2016 Federal budget that includes:

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

Results for the three months ended June 30, 2015 and June 30, 2014

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
Consolidated Statement of Income:	June 30, 2015		June 30, 2014		Change
Revenue	$16,781	100.0%	15,692	100.0%	$1,089	—%
Direct expenses	13,743	81.9%	13,384	85.3%	359	(3.4)%
Gross margin	3,038	18.1%	2,308	14.7%	730	3.4%
General and administrative expenses	2,270	13.5%	2,013	12.8%	257	0.7%
Depreciation and amortization	5	—%	27	0.2%	(22)	(0.2)%
Income from operations	763	4.5%	268	1.7%	495	2.8%
Other income (expense), net	(34)	(0.2)%	(17)	(0.1)%	(17)	(0.1)%
Income before income taxes	729	4.3%	251	1.6%	478	2.7%
Income tax expense	292	1.7%	—	—%	292	1.7%
Net income	$437	2.6%	$251	1.6%	$186	1.0%

Earnings per share - basic	$0.05		$0.03		$0.02
Earnings per share - diluted	$0.04		$0.03		$0.01

Revenue

Fiscal year 2015 third quarter revenue was $16.8 million, an increase of $1.1 million or 6.9% over prior year third quarter. The increase in revenue is due primarily to contracts awarded in 2014 and expansion on existing contracts.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, and other direct costs. Fiscal year 2015 third quarter direct expenses increased $0.4 million, or 2.7% over prior year third quarter on higher revenue. As a percentage of revenue, direct expenses decreased (3.4)% due to improved contract performance.

Gross Margin

Fiscal year 2015 third quarter gross margin increased by $0.7 million, or 31.6%, over prior year. As a percentage of revenue, our gross margin rate of 18.1% improved 3.4% over prior year third quarter. Favorable margin results are due principally to improved contract performance and higher margins on new business.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. Fiscal year 2015 third quarter G&A expenses increased $0.3 million over prior year third quarter, due principally to planned expenses related to managing and growing our contract base. As a percent of revenue, G&A expenses increased by 0.7% over prior year third quarter, and were within planned levels required to manage and continue to grow our contract base.

Depreciation and Amortization

As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets.

Income from Operations

Fiscal year 2015 third quarter income from operations of approximately $0.8 million increased approximately $0.5 million over the prior year period due to improved gross margin of $0.7 million offset by $0.3 million expenses as described above.

Other Income (Expense)

Fiscal year 2015 third quarter other expense of approximately $(34.0) thousand was principally due to interest expense and represents a variance of approximately $(17.0) thousand over the prior year period.

Income Tax Expense

The Company recognized tax benefit in the current period at its projected annual effective tax rate. Taxes payable related to current income have been offset by a portion of the deferred tax benefit derived from net operating losses carried forward.

Net Income

Fiscal year 2015 third quarter net income was approximately $0.4 million, or $0.05 per basic share and $0.04 per diluted share, compared to net income of $0.3 million or $0.03 per basic and diluted share in the prior year period due principally to improved gross margin, offset in part by additional administrative expenses needed to grow and operate the business.

Results for the nine months ended June 30, 2015 and June 30, 2014

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Nine Months Ended
Consolidated Statement of Income:	June 30, 2015		June 30, 2014		Change
Revenue	$48,357	100.0%	$44,914	100.0%	$3,443	—%
Direct expenses	40,055	82.8%	38,295	85.3%	1,760	(2.5)%
Gross margin	8,302	17.2%	6,619	14.7%	1,683	2.5%
General and administrative expenses	6,719	13.9%	5,980	13.3%	739	0.6%
Depreciation and amortization	45	0.1%	80	0.2%	(35)	(0.1)%
Income from operations	1,538	3.2%	559	1.2%	979	2.0%
Other income (expense), net	(723)	—%	23	0.1%	(746)	(0.1)%
Income before income taxes	815	1.7%	582	1.3%	233	0.4%
Income tax expense	326	0.7%	—	—%	326	0.7%
Net income	$489	1.0%	$582	1.3%	$(93)	(0.3)%

Earnings per share - basic	$0.05		$0.06		$(0.01)
Earnings per share - diluted	$0.05		$0.06		$(0.01)

Pro forma EPS without retroactive settlement*
Earnings per share - basic	$0.09		$0.06		$0.03
Earnings per share - diluted	$0.09		$0.06		$0.03
* Adjusted to reflect impact of settlement of retroactive payments. See reconciliation to GAAP EPS below.

Revenue

Fiscal year 2015 revenue for the nine months ended June 30, 2015 was $48.4 million, an increase of $3.4 million or 7.7% over prior year period. The increase in revenue is due primarily to contracts awarded in 2014 and expansion on existing contracts.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, and other direct costs. Fiscal year 2015 direct expenses for the nine months ended June 30, 2015 were $40.1 million, an increase of $1.8 million, or 4.6% over prior year on higher revenue. As a percentage of revenue, direct expenses decreased by (2.5)% due to improved contract performance.

Gross Margin

Gross margin for the nine months ended June 30, 2015 was approximately $8.3 million, an increase of $1.7 million, or 25.4%, over prior year. As a percentage of revenue, our gross margin rate of 17.2% for the nine months ended June 30, 2015 improved by 2.5% over prior year period. Favorable margin results are due principally to improved contract performance and higher margins on new business.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. Fiscal year 2015 G&A expenses for the nine months ended June 30, 2015 were approximately $6.7 million, an increase of $0.7 million over prior year period, due principally to planned expenses related to managing and growing our contract base. As a percent of revenue, G&A expenses increased by 0.6% over prior year period, and were within planned levels required to manage and continue to grow our contract base.

Depreciation and Amortization

As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets.

Income from Operations

Income from operations for the nine months ended June 30, 2015 was approximately $1.5 million, an increase of approximately $1.0 million over the prior year period due to improved gross margin of $1.7 million offset by $0.7 million increased G&A expenses as described above.

Other Income (Expense)

For the nine months ended June 30, 2015, other expense of approximately $(0.7) million was principally due to the settlement of the retroactive payment claim and represents a variance of approximately $(0.7) million over the prior year period. For further information see "Retroactive Payment Claim" below.

Income Tax

The Company recognized tax expense in the current period at its projected annual effective tax rate. Taxes payable related to current income have been offset by a portion of the deferred tax benefit derived from net operating losses carried forward.

Net Income

Net income for the nine months ended June 30, 2015 was approximately $0.5 million, or $0.05 per basic and diluted share, compared to $0.6 million or $0.06 per basic and diluted share in the prior year period, due principally to the other expense in fiscal year 2015 third quarter. Excluding the non-cash, non-operating charge of $0.6 million ($0.4 million after-tax) related to the settlement of the retroactive payment claim, the nine months ended June 30, 2015 generated net income of $0.9 million, compared to net income of $0.6 million in the prior year period.

Reconciliation of GAAP Net Income and EPS to Pro Forma Net Income and EPS:

Resolution of the retroactive payment claim resulted in a non-cash, non-operating charge that reduced our accounts receivables by $9.3 million and our accounts payable by $8.7 million for a net charge to earnings of approximately $0.6 million ($0.4 million after-tax) for the nine months ended June 30, 2015. Management believes that showing net income and earnings per share (EPS) before the impact of the settlement of the retroactive payment claim allows for a consistent comparison of the Company’s operating performance between periods. A reconciliation of pro forma net income (in thousands) and pro forma EPS with GAAP net income (in thousands) and EPS is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$437	$251	$489	$582
Adjustment for retroactive payment claim, net	—	—	377	—
Pro Forma Net Income	$437	$251	$866	$582

EPS, fully diluted	$0.04	$0.03	$0.05	$0.06
Adjustment for retroactive payment claim, net	$—	$—	$0.04	$—
Pro forma EPS, fully diluted	$0.04	$0.03	$0.09	$0.06

Other Data

We use Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”), as a supplemental non-GAAP measure of our performance. We define Adjusted EBITDA as net income plus (i) interest and other expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses — equity grants. This non-GAAP measure of our performance is used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company’s Board utilize this non-GAAP measure to make decisions about the use of the Company’s resources, analyze performance between periods, develop internal projections and measure management performance. We believe that this non-GAAP measure is useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance. By providing this non-GAAP measure, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. This non-GAAP financial measure is limited in its usefulness and should be considered in addition to, and not in lieu of, US GAAP financial measures. Further, this non-GAAP measure may be unique to the Company, as it may be different from the definition of non-GAAP measures used by other companies. A reconciliation of Adjusted EBITDA with net income is as follows, shown in dollars in thousands:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2015	2014	Change	2015	2014	Change
Net income	$437	$251	$186	$489	$582	$(93)
(i) Interest and other (income) expenses (net)	34	17	17	723	(23)	746
(ii) Provision for taxes	292	—	292	326	—	326
(iii) Depreciation and amortization	5	27	(22)	45	80	(35)
(iv) G&A expenses - equity grants	72	78	(6)	418	372	46
EBITDA adjusted for other non-cash charges	$840	$373	$467	$2,001	$1,011	$990

EBITDA adjusted for other non-cash charges for the three and nine months ended June 30, 2015 was approximately $0.8 million and $2.0 million, respectively, an increase of approximately $0.5 million and $1.0 million over the prior year three and nine months period, respectively. This increase is due principally to increased revenue and gross margin as described in the preceding paragraphs.

Liquidity and Capital Resources

Economic dependency

Presently, the Company derives all of its revenue from agencies of the federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended June 30, 2015 and 2014, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 95% and 97% of revenue for the nine months ended June 30, 2015 and 2014, respectively.

DLH remains dependent upon the continuation of its relationship with the DVA. As of June 30, 2015, awards from the DVA have anticipated periods of performance ranging from approximately one to up to three years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under its current contract, we believe that our strong working relationship and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

Cash position at June 30, 2015

For the nine months ended June 30, 2015, the Company generated operating income of $1,538 thousand and net income of approximately $489 thousand.

Our cash position has significantly improved during the nine months ended June 30, 2015. Selected sources and uses of cash are shown in the table below, (amounts in millions):

		Nine Months Ended
	Ref	06/30/15
Cash and cash equivalents	(a)	$4.7
Borrowing on line of credit	(b)	$0.0
Line of credit availability	(c)	$2.5
Adjusted EBITDA	(d)	$0.8
Cash flows from operating activities	(e)	$1.2
Cash flows used in investing activities	(f)	$(0.2)
Working capital (current assets minus current liabilities)	(g)	$1.6

Ref (a): At June 30, 2015, the Company had cash deposits on hand of approximately $4.7 million.

Ref (b): The Company had no borrowing on our line of credit during the third quarter ended June 30, 2015.

Ref (c): At June 30, 2015, our available loan reserves were approximately $2.5 million, comprised of approximately $1.4 million in stand by letter of credit reserve and $1.1 million of unused loan capacity.

Ref (d): Adjusted EBITDA of approximately $0.8 million represents income from operations before reductions for non-cash operating expenses and depreciation.

Ref (e): Cash flows from operating activities increased $1.2 million in third quarter 2015 due principally to adjusted EBITDA results.

Ref (f): Cash flows used in investing activities was approximately $(169) thousand for the nine months ended June 30, 2015, due principally to investments in IT infrastructure.

Ref (g): We had approximately $1.6 million in working capital at June 30, 2015, an improvement of $0.9 million for the nine months ended June 30, 2015 due principally to profitable operations.

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

Management's assessment of cash and cash equivalents at June 30, 2015

Management believes, at present, that: (a) cash and cash equivalents of approximately $4.7 million as of June 30, 2015; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”), as amended, with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide an initial two (2) year secured loan facility with renewal options to DLH Solutions. The current term of the Loan Agreement expires on July 29, 2016 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. The current available line of credit maximum amount is $6 million, with an unbilled accounts facility of the Loan Agreement currently set at a maximum of $1 million. Presently, the maximum availability under this loan facility is $3 million, subject to eligible accounts receivable. The Company’s ability to borrow against the increased available credit, however, is subject to the satisfaction of certain conditions, including (i) the Company's (a) demonstrated need for the increase and (b) compliance with the Loan Agreement, and (ii) the Lender’s consent, in its sole discretion, to increase the Initial Sublimit.

In December 2013, the Loan Agreement was further modified to permit letters of credit to be issued under the overall credit facility, subject to availability provided by eligible billed and unbilled accounts receivable and further subject to a limit of $1.03 million. This limit was increased to $1.35 million effective May 15, 2014, with an expiration date of May 15, 2015 that will automatically extend for additional one-year periods unless either party provides written notice of non-renewal within 60 days of the annual expiration date. At June 30, 2015, available loan reserves were $2.5 million and there was no loan amount outstanding.

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

Payroll Taxes

From 2006 through 2009, DLH received notices from the Internal Revenue Service (“IRS”) claiming taxes, interest and penalties due related to payroll taxes. These notices are predominantly related to the former PEO operations which were sold in fiscal 2003. DLH has also received notices from the IRS reporting overpayments of taxes. Management believes that these notices are predominantly the result of misapplication of payroll tax payments between its legal entities. If not resolved favorably, the Company may incur interest and penalties. Until the sale of certain assets related to the former PEO operations, DLH operated through 17 subsidiaries, and management believes that the IRS has not correctly identified payments made through certain of the different entities, therefore leading to the notices. DLH has also received notices from the Social Security Administration claiming variances in wage reporting compared to IRS transcripts. DLH believes the notices from the Social Security Administration are directly related to the IRS notices received. DLH believes that after the IRS applies all the funds correctly, any significant interest and penalties will be abated; however, there can be no assurance that each of these matters will be resolved favorably. In settling various years for specific subsidiaries with the IRS, the Company has received refunds for those specific periods; however, as the process of settling and concluding on other periods and subsidiaries is not yet completed, the potential exists for related penalties and interest. The remaining liability (approximately $1.5 million at June 30, 2015 and September 30, 2014) has been recorded in accrued expenses and other current liabilities and includes estimated accrued penalties and interest totaling approximately $0.7 million.

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

As a result of the closure of this issue, as a part of our reporting for the quarter ended March 31, 2015, we removed the accruals of estimated revenue and expense which were recorded in the year ended September 30, 2008. Further, as shown in the table below, we reported a net charge to our earnings of approximately $629 thousand relating to the net expense resulting from the resolution of this matter. The net expense related to this issue was non-cash and not related to income from current operations. The pre-tax impact of these adjustments to our Consolidated Statement of Income is summarized as:

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

DLH HOLDINGS CORP. AND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEET
(Amounts in thousands except par value of shares)

	As Filed		Pro forma
	September 30, 2014	Current Report	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,908		$3,908
Accounts receivable, net	12,372	$(9,306)	3,066
Deferred taxes, net	84		84
Other current assets	510		510
Total current assets	16,874	(9,306)	7,568
Equipment and improvements, net	63		63
Deferred taxes, net	4,513		4,513
Goodwill	8,595		8,595
Other long-term assets	27		27
Total assets	$30,072	$(9,306)	$20,766
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$11,465	$(8,677)	$2,788
Accounts payable, accrued expenses, and other current liabilities	4,746		4,746
Total current liabilities	16,211	(8,677)	7,534
Other long term liabilities	15		15
Total liabilities	16,226	(8,677)	7,549
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—		—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,568 and outstanding 9,566 at September 30, 2014	10		10
Additional paid-in capital	76,083		76,083
Accumulated deficit	(62,244)	(629)	(62,873)
Treasury stock, 2 shares at cost at September 30, 2014	(3)		(3)
Total shareholders’ equity	13,846	(629)	13,217
Total liabilities and shareholders' equity	$30,072	$(9,306)	$20,766

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 7 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2014, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 29 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended June 30, 2015. Also, there were no significant changes in our estimates associated with those policies.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program as of third quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	($ in thousands) Value of Shares that May Yet Be Purchased Under the Plan or Program
First quarter total	1,353	$1.98	1,353	$256
Second quarter total	76,600	$2.25	76,600	$85
April 2015	3,907	$2.03	3,907	$77
May 2015	—	—	—	$77
June 2015	—	—	—	$77
Third quarter total	3,907	$2.03	3,907	$77

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

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	Lease Agreement dated April 27, 2015 between DLH Holdings Corp. and Piedmont Center, 1-4 LLC.				X

10.2	Extension Agreement dated April 29, 2015 between DLH Holdings Corp. and Zachary C. Parker.#				X

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: August 5, 2015