Form 10-K
period 2015-09-30
DLH Holdings Corp.
filed 2015-12-16
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 0-18492
DLH HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-1899798 (I.R.S. Employer Identification No.)
3565 Piedmont Road, NE Atlanta, Georgia (Address of principal executive offices)	30305 (Zip Code)
(770) 554-3545
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act

Title of Each Class	Name of Each Exchange on Which Registered
COMMON STOCK, PAR VALUE $.001 PER SHARE	THE NASDAQ STOCK MARKET, LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter March 31, 2015 $8,419,975.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: On November 30, 2015 there were 9,550,536 shares outstanding of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2015

PART I

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

ITEM 1. BUSINESS
Overview
DLH Holdings Corp. (“DLH” or the “Company” and also referred to as “we,” “us” and “our”) provides professional services and solutions to the U.S. Government. Incorporated in New Jersey, the Company principally operates through its wholly-owned subsidiary DLH Solutions, Inc. ("DLH Solutions") and is headquartered in Atlanta, Georgia. DLH employs over 1,250 skilled technicians, logisticians, engineers, health care and support personnel at more than 30 locations around the United States. DLH provides services and solutions in two major market areas: Healthcare Delivery Solutions and Logistics & Technical Services. Our government customers, a majority of whom are within the Departments of Veterans Affairs (“DVA”) and Defense (“DoD”), benefit from our proven leadership, processes, technical excellence, industry-leading productivity and affordability enhancement tools, and Lean Six Sigma-based quality improvement processes. The remaining portion of DLH’s business is comprised of customers within other Federal agencies, including the Departments of Interior, Justice, and Agriculture at locations throughout the United States.

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
Healthcare Delivery Solutions
Healthcare Delivery Solutions (HDS) is one of our strategic focus areas for expansion into healthcare and related health IT in the federal market space. Our healthcare solutions leverage a unique integration of performance measurement methodologies and tools to deliver enhanced value and productivity to our clients. HDS provides a broad continuum of care for our nation’s servicemen/women and veterans in various settings and facilities. These include Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), telehealth and virtual pharmacy centers, and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians, engineers, and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology to deliver these services.

For over a decade, DLH has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. As more and more federal and DoD programs increase their performance-based requirements, our integrated service offerings and workforce profile of medical talent and credentials have become increasingly valuable to our customers. Professional services that our customers are expected to outsource include: case management, health and injury assessment, counseling, behavioral health and traumatic brain injury management, medical devices and systems analysis, biomedical engineering, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other Federal agencies.
Logistics & Technical Services
Our Logistics & Technical Services offering draws heavily upon our proven logistics expertise and processes. DLH resources possess expertise covering a wide range of logistics, readiness, project engineering, and contingency staff augmentation. The experience of DLH Solutions’ project personnel is diverse from operational unit level to major systems and program office experience. Our core competencies include supply chain management, performance-based logistics, distribution center and inventory management, statistical process control, packaging/handling/storage and transportation, configuration management, readiness planning and supply support operations. In addition, we provide program and project management, systems engineering and applicable information technology services, reliability-maintainability-availability engineering, integrated logistics support (including operational systems), readiness assessments, training, hazardous material management, controlled substance and cold-chain management, and more. DLH Solutions also provides professional staff to the Federal government specializing in logistics, office administration, IT, and facilities/warehouse management.

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

Position and Distribution of Services and Solutions in Our Markets

Our strengths in the markets in which we compete and the manner in which we are positioned within them, are enhanced by a number of features including, but not limited to:

•	high barriers for entry into the selected healthcare and logistics markets in which we serve;

•	substantial component of our employee base possess specialized credentials and licenses;

•	over 90% of our revenue is derived from prime contracts with the US Government;

•	strong past performance record, as evidenced by our DVA customer scoring the highest in overall satisfaction in the J.D. Power National Pharmacy Study; and

•	targeted expansion is in critical national priority markets (healthcare and health IT) with Federal budget stability.

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
Competitive Landscape

Intense competition and long business development cycles are characteristics of the government and defense industry which impact our business results. For major program competition, the business acquisition cycle typically ranges from 18 to 36 months. Companies may pursue work either as prime contractor or partner with other companies in a subcontractor role. Those competing as prime contractors normally expend substantially more resources than those in subcontractor roles. We partner and compete with several large and small-business companies in pursuit of acquiring new business.
Our competitor companies include operating units within, among others: Deloitte, Leidos, Engility, CACI, Computer Sciences Corp., Lockheed Martin, and UnitedHealth.
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
Our recent and future success in this competitive landscape hinges on our ability to continue to uniquely integrate people, processes and technology tools to deliver best value solutions for our targeted clients (both government and industry partners). Due to government fiscal pressures, our ability to remain cost-competitive remains important.
Customers
Our primary customers are agencies of the U.S. Government. The majority of our contracts with our customers are fixed-price type contracts that were awarded on a best-value basis. As such, the Company has developed and continues to leverage a suite of solution offerings geared toward enhancing performance and productivity while reducing costs to its US government client.
Total revenue from all agencies of the U.S. Government accounted, either directly or indirectly, for 100% of our total revenue during the 2015 fiscal year. For the past two fiscal years, in excess of 95% of the Company's revenues have been derived from contracts with the DVA. Accordingly, DLH Solutions remains particularly dependent on the continuation of its relationship with the DVA. Within the U.S. Government, our largest customer in fiscal years 2015 and 2014 continued to be the DVA, with whom the Company held over a dozen unique contracts and/or task orders for logistics, pharmaceutical, and other medical services.
The DVA operates the nation's largest integrated health care system, with more than 1,700 hospitals, clinics, community living centers, domiciliaries, readjustment counseling centers, and other facilities. The DVA anticipates that nearly 9.4 million veterans will be enrolled in VA health care in the year 2016, and that their largest staff increase will be in medical care services.
Fiscal year 2016 is the seventh year in a row that the President has requested, and Congress has approved, a significant funding increase for DVA to meet the Nation’s obligations to our Veterans. Moreover, our DVA programs were exempt from the spending caps established under Federal government sequestration targets enacted in 2013. The DVA provides various products and services to veterans by working closely with various industry partners. These products and services include medical care, pharmaceuticals, benefits, and social programs for the veteran community throughout the country. DLH believes that our services to the DVA are connected to the core mission of that Agency.
We provide services to the U.S. Government through a variety of contract types, including fixed-price awards, indefinite delivery/indefinite quantity (IDIQ) and government wide acquisition contracts such as General Services Administration (GSA) schedule contracts, which are awarded competitively through full and open competition by the government. We currently hold multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. Our Federal supply schedule contract for professional and allied healthcare services is in effect through June 2017, and our logistics worldwide services contract is in effect through November 2017. Both Federal contract schedules are renewed on a recurring basis for a multi-year period.
DLH has held DVA mail order pharmacy and medical logistics contracts for over 15 years. Our existing DVA Consolidated Mail Order Pharmacy Healthcare contract began in November 2011 and is anticipated to run through October 2016, though these terms may be extended or bridged to allow for a competitive procurement event. The DVA is expected to recompete this contract for another five year term beginning in November 2016, if not bridged or extended, and DLH intends to aggressively pursue the renewal contract. Our existing DVA Consolidated Mail Order Pharmacy Medical Logistics contract began in December 2013, with a stated five-year period of performance ending in November 2018.
DLH continues to expand into other Federal agencies. In July 2015, the Company was awarded an IDIQ subcontract for medical products, research, and prototype development services to support the U.S. Army Medical Materiel Development Activity and the U.S. Army Medical Materiel Agency. Under this award, the Company has the opportunity to compete on task orders to provide professional and technical services to the customer. In September 2015, DLH teamed with a partner, and was awarded a contract to deliver disability-related medical evaluations for the Defense Health Agency (DHA).

Backlog

At September 30, 2015, the total backlog was approximately $146 million. Total backlog as of September 30, 2014 was approximately $184 million. Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. Backlog value is based upon contract commitments, management judgment and assumptions about the volume of services, availability of customer funding and other factors. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At September 30, 2015, our funded backlog was $50 million and our unfunded backlog was $96 million.

The value of multi-client, competitive ID/IQ awards is included in backlog computation only when a task order is awarded. The award of an IDIQ contract does not represent a firm order for services and is subject to competitive bidding. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. A number of U.S. Government programs with which we are associated are multi-year programs, and as such a substantial portion of our backlog is expected to be filled subsequent to fiscal 2016. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options.

Intellectual Property

We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. In October 2015, we registered the trademark e-PRAT®, in connection with our provision of management consulting services to optimize resource allocation. Because our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets adequate protection to ensure their continuing availability.

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
As is common in the U.S. defense industry, we are subject to business risks, including changes in the U.S. Government's procurement policies, governmental appropriations, and availability of funds. A reduction in expenditures by the U.S. Government for the services that we provide, lower margins resulting from increasingly competitive procurement policies, or a reduction in the volume of contracts or subcontracts awarded to us could materially adversely affect our business. The U.S. Government contract bid process is subject to the U.S. Federal Acquisition Regulations and is complex and sometimes lengthy. Once a bid is won and a contract awarded, there is still the possibility of a bid protest or numerous delays in implementation. All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default by unsatisfactory performance under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed and settlement of expenses and profit on the work completed prior to termination. Termination for default provisions provide for the contractor to be liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source. In addition, government contracts are subject to audits at various points in the contracting process and our contract administration and cost accounting policies and practices are also subject to oversight by government inspectors, technical specialists and auditors.
Employee Relations

As of September 30, 2015, the Company employed over 1,250 employees performing in 30 states throughout the U.S. Management believes that is has good relations with its employees. In October 2014, employees at our Chicago location approved the adoption of union representation for non-management employees. Union representation has been certified for these employees and collective bargaining discussions are ongoing. Management does not expect this agreement to materially impact results of operations.
Corporate
Our principal executive offices are located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta Georgia 30305. Our telephone number is 770.554.3545 and our website is www.dlhcorp.com. References herein to our website are provided purely as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website.
Executive Officers
Our executive officers are:

Name	Age	Positions
Zachary C. Parker	58	President, Chief Executive Officer and Director
Kathryn M. JohnBull	56	Chief Financial Officer
John F. Armstrong	66	Executive Vice President
Kevin Wilson	50	President, DLH Solutions, Inc.
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

ITEM 1A. RISK FACTORS
 As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2015, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
Risks Relating to Our Business and Our Industry
We depend on contracts with the Federal government for virtually all of our revenue and our business could be seriously harmed if the Federal government decreased or ceased doing business with us or changed its budgets or budgetary priorities.
Presently, the Company derives all of its revenue from agencies of the federal government. For the fiscal years ended September 30, 2015 and 2014, the Company derived approximately 95% and 96%, respectively, of its revenue from various contracts awarded by the DVA. Accordingly, DLH remains dependent upon the continuation of its relationship with the DVA. As of September 30, 2015, contract awards from the DVA on our Federal supply schedule contract for professional and allied healthcare services is in effect through June 2017. Our logistics worldwide services contract is in effect through November 2017. Both Federal contract schedules are renewed on a recurring basis for a multi-year period. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under these awards. Moreover, these contracts are coming up for re-compete, and there is no guarantee that DLH will be the successful bidder. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

Because we derive all of our revenue from contracts with the Federal government, the success and development of our business will continue to depend on our successful participation in Federal government contract programs. In recent years past, we have seen frequent debates regarding the scope of funding of our customers, thereby leading to budgetary uncertainty for our Federal customers. Future instances of this uncertainty may result in reduced awards, postponements in procurement of services and delays in collection of payments, which may affect our results of operations. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance. In the event the budgets or budgetary priorities of the U.S. Government entities with which we do business, particularly the DVA, are delayed, decreased or underfunded, our consolidated revenues and results of operations could be materially and adversely affected.

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

We may experience fluctuations in our revenues and operating results from period to period.

Our profitable financial results depend upon increasing our revenue while managing costs and expense. Our quarterly revenue and operating results may fluctuate significantly and unpredictably in the future. We have expended, and will continue to expend, substantial resources to enhance our health services offerings and expansion into the Federal health market. We may incur growth expenses before new business revenue is realized, thus showing lower profitability in a particular period or consecutive periods. We may be unable to achieve desired levels of revenue growth due to circumstances that are beyond our control, as already expressed regarding competition, government budgets, and the procurement process in general. Although we continue to manage our operating costs and expenses, there is no guarantee that we will significantly increase future revenue and profit in any particular future period. Revenue levels achieved from our customers, the mix of solutions that we offer and our performance on future contracts will affect our financial results.

Future legislative or government budgetary and spending changes could negatively impact our business.

U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations.

DVA programs, which accounted for approximately 95% of our revenue during the past two years, were exempt from the spending caps established under Federal government sequestration targets enacted in 2013. However, our growth into other government markets may be impacted by measures in place since March 2013, when the federal government began operating under sequestration required by the Budget Control Act of 2011 (BCA). Under sequestration, reductions in both defense and civil agency expenditures have taken place in each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2021.

On October 1, 2015, the U.S. Government began operating under a continuing resolution (CR) as a result of there being no annual appropriations bills signed into law prior to the start of the government’s Fiscal Year 2016 on that date. The CR funds the government through December 11, 2015. At the end of October 2015, the Bipartisan Budget Act of 2015 (BBA) was passed and signed into law. The legislation raises the discretionary spending caps under the BCA by $50 billion and $30 billion in the government’s Fiscal Years 2016 and 2017, respectively. Appropriation of the Fiscal 2016 federal budget, however, is pending approval by the U.S. Congress and the continuing resolution remains in effect. If appropriation funding is not passed by December 11, 2015, another short-term continuing resolution will be needed or the federal government could shut down, which could delay contract awards as well as adversely impact our future revenues and growth prospects.

Significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly may negatively impact our business and could have a material adverse effect on our financial position, results of operations or cash flows.

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

This competitive bidding process presents a number of risks, including the following: (i) we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win, and to defend those bids through any protest process; (ii) we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and (iii) we may encounter expenses and delays if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.

If a bid is won and a contract awarded, there still is the possibility of a bid protest or other delays in implementation. Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work. It can take many months to resolve protests by one or more of our competitors of contract awards we receive. The resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated, and there can be no assurance that such protest process or implementation delays will not have a material adverse effect on our financial condition or results of operations in the future.

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
Our business is regulated by complex federal procurement laws and regulations, and we are subject to periodic compliance reviews by governmental agencies.
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
Our performance on our U.S. Government contracts and our compliance with applicable laws and regulations, including submission of invoices to our customers, are subject to audit by the government. The scope of any such audits could span multiple fiscal years. If a government review or investigation uncovers illegal activities or activities not in compliance with a particular contract's terms or conditions, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, harm to our reputation, suspension of payments, fines, and suspension or debarment from doing business with Federal government agencies. Any of these events could lead to a material reduction in our revenues, cash flows and operating results. Further, as the reputation and relationships that we have established and currently maintain with government personnel and agencies are important to our ability to maintain existing business and secure new business, damage to our reputation or relationships could have a material adverse effect on our revenue and operating results.
U.S. Government contracts may be terminated at will and we may not receive the full amounts authorized under the contracts included in our backlog, which could reduce our revenue in future periods below the levels anticipated.
Many of the U.S. Government programs in which we participate as a contractor or subcontractor may extend for several years. The U.S. Government may modify, curtail or terminate its contracts and subcontracts for convenience and to the extent that a contract award contemplates one or more option years, the Government may decline to exercise such option periods. Accordingly, the maximum contract value specified under a government contract or task order awarded to us is not necessarily indicative of the revenue that we will realize under that contract. Due to our dependence on these programs, the modification, curtailment or termination of our major programs or contracts may have a material adverse effect on our results of operations and financial condition. In addition, our contracts may only be partially funded at any point during their term, and some of the work intended to be performed under such contracts will remain unfunded pending subsequent appropriations of funds to the contract by the procuring agency. Our backlog consists of funded backlog, which is based on amounts actually committed by a client for payment for goods and services, and unfunded backlog, which is based upon management's estimate of the future potential of our existing contracts and task orders, including options, to generate revenue. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.
Our business growth and profitable operations require that we develop and maintain strong relationships with other contractors with whom we partner or otherwise depend.
As we look to increase revenue from teaming ventures with other companies, we carry substantial risk in maintaining strong, trusted working relationships in order to successfully fulfill contract obligations. Teaming arrangements may include being engaged as a subcontractor to a prime contractor, engaging a subcontractor on a contract for which we are the prime contractor, or entering into a joint venture with another company. We may lack control over fulfillment of such contracts, and poor performance on the contract could impact our customer relationship, even if we perform as required. We expect to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Our revenue and operating results could differ materially and adversely from those anticipated if any such prime contractor or teammate choses to offer directly to the client services of the type that we provide or if they team with other companies to provide those services.
Our employees, or those of our teaming partners, may engage in misconduct or other improper activities which could harm our business.
We are exposed to risk from misconduct or fraud by our employees, or employees of our teaming partners. Such violations could include intentional disregard for Federal government procurement regulations, engaging in unauthorized activities, seeking reimbursement for improper expenses, or falsifying time records. Employee misconduct could also involve the improper use of our clients' sensitive or classified information and result in a serious harm to our reputation. While we have appropriate policies in effect to deter illegal activities and promote proper conduct, it is not always possible to deter employee misconduct. Precautions to prevent and detect this activity may not be effective in controlling such risks or losses, which could materially and adversely affect our business, results of operations, financial condition, cash flows, and liquidity.
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
Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2015, our CEO, CFO, Executive Vice President, and the President of DLH Solutions are under employment contracts. However, we do not maintain "key person" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.
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
We are highly dependent on the proper functioning of our information systems in operating our business. Critical information systems used in daily operations match employee resources and client assignments and track regulatory credentialing. They also perform payroll, billing and accounts receivable functions. While we have multiple back up plans for these types of contingencies, our information systems are vulnerable to fire, storm, flood, power loss, telecommunication outages, physical or software break-ins and similar events. If our information systems become inoperable, or are otherwise unavailable, these functions would have to be accomplished manually, which in turn could impact our financial viability, due to the increased cost associated with performing these functions manually.

We may have difficulty identifying and executing acquisitions on favorable terms and therefore may grow at slower than anticipated rates.

One of our key growth strategies is to selectively pursue acquisitions. Through acquisitions, we expect to be able to expand our base of federal government customers, increase the range of solutions we offer to our customers and deepen our penetration of existing markets and customers. We may encounter difficulty identifying and executing suitable acquisitions. To the extent that management is involved in identifying acquisition opportunities or integrating new acquisitions into our business, our management may be diverted from operating our core business. Without acquisitions, we may not grow as rapidly as expected, which could cause our actual results to differ materially and adversely from those anticipated.

We may encounter other risks in executing our acquisition strategy, including:

•	increased competition for acquisitions may increase the costs of our acquisitions;

•
non-discovery or non-disclosure of material liabilities during the due diligence process, including omissions by prior owners of any acquired businesses or their employees in complying with applicable laws or regulations, or their inability to fulfill their contractual obligations to the federal government or other customers; and

•	acquisition financing may not be available on reasonable terms or at all.

Any of these risks could cause our actual results to differ materially and adversely from those anticipated.

We may have difficulty integrating the operations of any companies we acquire, which could cause actual results to differ materially and adversely from those anticipated.

The success of our acquisition strategy will depend upon our ability to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen operating difficulties, absorb significant management attention and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties include the integration of personnel with disparate business backgrounds, the transition to new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies, and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key customers of acquired companies. Moreover, any acquired business may not generate the revenue or net income we expected or produce the efficiencies or cost-savings we anticipated. Any of these outcomes could cause our actual results to differ materially and adversely from those anticipated.

If our subcontractors do not perform their contractual obligations, our performance as a prime contractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially and adversely from those anticipated.

Our performance of government contracts may involve the issuance of subcontracts to other companies upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. Unsatisfactory performance by one or more of our subcontractors to deliver on a timely basis the agreed-upon supplies, perform the agreed-upon services, or appropriately manage their vendors may materially and adversely impact our ability to perform our obligations as a prime contractor.  A subcontractor’s performance deficiency could result in the government terminating our contract for default. A default termination could expose us to liability for excess costs of reprocurement by the government and have a material adverse effect on our ability to compete for future contracts and task orders. Depending upon the level of problem experienced, such problems with subcontractors could cause our actual results to differ materially and adversely from those anticipated.

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

At September 30, 2015, we had net operating losses, or NOLs, of approximately $36.8 million and $2.4 million for U.S. and state tax return purposes, respectively. Our U.S. NOLs begin to expire in 2021 and continue to expire through 2033. The tax effect of these net operating losses are offset by valuation allowances of $1.8 million as of September 30, 2015. Due to our recent trend of positive operating results, in the fiscal year ended September 30, 2015 we realized a $5.5 million tax benefit related to the release of a portion of our valuation allowance, to reflect the amount of our deferred tax asset that we expect to realize in future years. This release is based upon our current estimate of future taxable earnings based on results generated through the fiscal year ended September 30, 2015. As a result of our non-cash valuation allowance release during our fiscal year ended September 30, 2015, our U.S. tax provision expense in future periods may be at a higher effective tax rate, which will reduce our net income (or loss) and earnings (or loss) per share by a greater amount than it has in the past.

We are subject to risks associated with our secured loan facility.

Details of the revolving credit line are disclosed in Part II - Management’s Discussion and Analysis and in Note 5 to the consolidated audited financial statements included in this Annual Report on Form 10-K. The Loan Agreement requires compliance with customary covenants and contains restrictions on the Company's ability to engage in certain transactions. Further, the Loan Agreement provides for customary events of default following which the Lender may, at its option, immediately terminate the loan agreement and accelerate the repayment of any amount outstanding. The defined events of default include, among other things, a material adverse change in the Company's circumstances, or if the Lender deems itself insecure in the ability of the Company to repay its obligations, or as to the sufficiency of the collateral. In the event that any of the covenants included in the Loan Agreement were not complied with, the Lender could declare a default under the Loan Agreement, which, if not waived, could cause any amounts then outstanding to become immediately due and payable.

Risks Relating To Our Stock
Our stock price may be volatile and your investment in our common stock may suffer a decline in value.
The price of our common stock could be subject to fluctuations and may decline in the future due to risks defined herein, or general changes in market conditions such as increased interest rates, a recession, or a change in Federal spending priorities.
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
The provisions of our Articles of Incorporation and the New Jersey Business Corporation Act, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors might be willing to pay in the future for our common stock. Among other things, these provisions:

•	require certain supermajority votes; and

•	establish certain advance notice procedures for nomination of candidates for election as directors and for shareholders' proposals to be considered at shareholders' meetings.
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
Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval
As of September 30, 2015, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 55% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 46% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2. PROPERTIES
Operations and Facilities
DLH's corporate headquarters are located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta Georgia 30305. The Company also has leased office space at 1776 Peachtree Street, NW, Suite 300S, Atlanta, Georgia 30309. The former DLH leased office space at 3525 Highway 81 South Loganville, GA 30052 was vacated on August 31, 2015, with no remaining lease obligations. Employees from these two locations were co-located at our new Piedmont Road office location on August 31, 2015. These facilities provide sufficient capacity to meet demands for the foreseeable future.
In the fiscal year ended September 30, 2015, DLH's total lease expense for operations was approximately $220,000, which included the 1776 Peachtree Street location in Atlanta and the vacated premise in Loganville Georgia. Annual lease payments for our two locations, shown in the table below, are approximately $252,000 for the first lease year commencing on September 1, 2015, increasing annually to approximately $307, 000 for the ninth lease year ending on April 31, 2024. These lease amounts assume that DLH will vacate the 1776 Peachtree Street location at the end of the lease term on July 31, 2017.
The following is summary information on DLH's facilities as of September 30, 2015:

Location	Approximate Square Feet	Expiration Date

Corporate Headquarters
3565 Piedmont Road, NE, Building 3, Suite 700	12,275	4/31/2024
Atlanta, GA 30305

Additional Atlanta office location
1776 Peachtree Street, Suite 300S	3,925	7/31/2017
Atlanta, GA 30309

ITEM 3. LEGAL PROCEEDINGS

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
Market Information
The ranges of high and low sales prices for the Company's common stock for the periods indicated below are:
Common Stock

FISCAL YEAR 2015	LOW	HIGH
1st Quarter	$1.70	$3.65
2nd Quarter	$1.86	$2.50
3rd Quarter	$1.85	$2.79
4th Quarter	$2.25	$3.50

FISCAL YEAR 2014	LOW	HIGH
1st Quarter	$1.02	$1.74
2nd Quarter	$1.44	$3.50
3rd Quarter	$1.28	$2.48
4th Quarter	$1.74	$2.10
The above quotations reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On September 30, 2015, the Company's common stock had a closing price of $2.84 per share.
Dividends
The Company has not declared any cash dividends on its common stock since inception and has no present intention of paying any cash dividends on its common stock in the foreseeable future.
Approximate Number of Equity Security Holders
As of September 30, 2015, there were 9,550,536 shares of common stock outstanding held of record by 179 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees. As of December 4, 2015, the Company estimates that there are approximately 1,460 beneficial owners of its common stock.
Sales of Unregistered Securities
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.
Securities Authorized for Issuance under Equity Compensation Plans
DLH presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2015. All grants of equity securities made to executive officers and directors are presently made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information(*)
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
2006 Long Term Incentive Plan	2,324,000		$1.40	864,097
Equity Compensation Plans Not Approved by Stockholders	20,000	(1)	$2.28	—
_______________________________________________________________________________

(1)	Consists of warrants to purchase common stock issued to a consultant.

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

During fiscal fourth quarter ended September 30, 2015, the Company did not repurchase any shares of its common stock pursuant to the program. As of September 30, 2015 there is a total of $77 thousand remaining for repurchases under the program.

The following table provides certain information with respect to the status of our stock repurchase program as of fourth quarter ended September 30, 2015:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
First Quarter Total	1,353	$1.98	1,353	$256
Second Quarter Total	76,600	$2.25	76,600	$85
Third Quarter Total	3,907	$2.03	3,907	$77
July 2015	—	$—	—	$77
August 2015	—	$—	—	$77
September 2015	—	$—	—	$77
Fourth Quarter Total	—	$—	—	$77

ITEM 6. SELECTED FINANCIAL DATA
We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2015. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Forward Looking Strategic Overview

DLH’s strategic plan is to expand our proven health services and solutions within the growing Federal health field. Primary growth markets include mission-critical agency requirements (including, but not limited to, those of DoD and DVA), such as:

•	behavioral health;

•	telehealth services;

•	medication therapy management;

•	health IT commodities;

•	process management;

•	case management;

•	clinical systems support; and

•	healthcare delivery.

Our tactical business expansion capture initiatives include:

DLH differentiators: Leverage our differentiation tools and technology to deliver high-value performance in partnership with and in support of customers, teams, and end-users including:

DLH ePRAT® - a web-based, open-architecture, secure system to manage expert delivery and resourcing of the “continuum of care requirements” for military combatants, veterans, and retirees. Designed to meet HIPAA privacy rules, Commission on Accreditation of Rehabilitation Facilities (CARF), Federal Information Security Modernization Act (FISMA), and National Institute of Standards and Technology (NIST) requirements.

DLH SPOT-m™ - a unique approach to integration of people, processes, and technology tools to measure, manage and optimize our performance at project or enterprise levels.

DLH business development resources: Continue to expand our business development leadership team, strategic advisers, directors, and health industry resources to increase our opportunity to win a larger share of the Federal health market.

DLH teaming partner relationships: Continue our successful development and expansion of teaming partner relationships to broaden our service offerings in the growing Federal health market, and to provide our customers with cost benefits and efficiencies through synergies with our partners.

DLH organic growth: Continue expansion through organic growth as a prime contractor by delivering quality services and cost effective solutions to our customers. Organic growth contributed to a 10.5% compound annual growth rate (CAGR) over the past two years, from $53.5 million for fiscal year 2013 to $65.3 million for fiscal 2015.

DLH strategic growth: DLH will continue to selectively review and position ourselves for a potential joint venture or strategic acquisition.

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

The approximate percentage of revenue derived from our services and solutions are shown in the following table:

	Fiscal Year Ended	Fiscal Year Ended
Revenue Stream	September 30, 2015	September 30, 2014
Healthcare Delivery Solutions	53%	52%
Logistics & Technical Services	47%	48%

Healthcare Delivery Solutions

Healthcare Delivery Solutions provides a broad continuum of care for our nation's servicemen/women and veterans in various settings and facilities. These include Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology (including e-PRAT and SPOT-m) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. As more and more federal and DoD programs increase their performance-based requirements, DLH Solutions' workforce profile of medical talent and credentials will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumatic brain injury management, medical systems analysis, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies.

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

Forward Looking Business Trends

Our strategic business capture initiatives emphasize service members and veterans requirements for telehealth services, behavioral healthcare, medication therapy management, health IT commodities, process management, clinical systems support, and healthcare delivery. We believe these business development priorities will position DLH to expand within top national priority programs and funded areas.

DLH is encouraged by recent bipartisan and Pentagon support for our strategic addressable markets within the DoD and Department of Veterans Affairs. The DVA FY 2014-2020 Strategic Plan includes the goal to enhance and develop trusted partnerships with the DoD and the private sector, among others. We believe that our operational efficiency and expertise is well-aligned with the DVA strategic goals to manage and improve operations to deliver seamless and integrated support.

Business trends that we believe relate to our current and future growth in the Federal health services market include:

Department of Veterans Affairs (DVA) health spending trends:

DLH continues to see critical need for expanded health care solutions within our sector of the Federal health market, largely focused on the needs of veterans and their families. Fiscal year 2016 is the seventh year in a row that the President has requested, and Congress has approved, a significant funding increase for DVA to meet the Nation’s obligations to our Veterans. Moreover, DVA programs were exempt from the spending caps established under Federal government sequestration targets enacted in 2013.

The DVA operates the nation's largest integrated health care system, with more than 1,700 hospitals, clinics, community living centers, domiciliaries, readjustment counseling centers, and other facilities. The DVA anticipates that nearly 9.4 million Veterans will be enrolled in VA health care in the year 2016, and that their largest staff increase will be in medical care services. According to the DVA, the number of unique Veteran clients who use the VHA healthcare system is up almost 20% over 2009.

The DVA 2016 Budget and 2017 Advance Appropriations provisions fulfill President Obama’s promise to provide America’s veterans, their families, and survivors the care and benefits they have earned through their service, with bipartisan support from Congress. The DVA’s 2016 budget of $168.8 billion includes $70.2 billion in discretionary resources and $95.3 billion in mandatory funding. The discretionary funding represents an increase of $5.2 billion, or 7.5 percent, over the 2015 enacted level, enabling the DVA to acquire resources necessary to increase Veteran access to benefits and services, sustain progress on the disability claims backlog and for ending Veteran homelessness. Year 2017 request includes Medical Care Advance Appropriations of $63.3 billion, which is $3.3 billion (5.5%) above the 2016 budget level. Year 2017 also includes $104.0 billion in mandatory funding as a first-time Advance Appropriations for Compensation and Pensions, Readjustment Benefits, and Insurance and Indemnities.

DVA proposed “New Veterans Choice Program”

As required under the Surface Transportation and Veterans Health Care Choice Improvement Act of 2015, signed into law on July 31, 2015, the DVA sent a proposal to Congress on October 31, 2015. Entitled the New Veterans Choice Program, the DVA proposal would combine at least eight of the department’s community health care programs, including DVA Choice, into a single system designed to enhance veterans care and administration. The proposal would focus on improving five core areas in non-VA care: eligibility, access, health care networks, care coordination and provider payments. The plan would establish a single set of eligibility criteria for private care and expand access to emergency treatment and urgent care. The plan would also expand its health care network, with VA and other government health care networks serving as the core and enhanced by an improved external network of commercial and preferred providers. DLH health service offerings, and our successful working relationship with the DVA, align nicely with the proposed goals and we are closely following the legislative progress.

Federal spending increases in years 2016 and 2017:

On November 2, 2015, President Barack Obama signed into law a bipartisan budget bill that sets federal spending through fiscal years 2016 and 2017, and eases strict caps on spending by providing an additional $80 billion. The plan will lift caps on the appropriated spending passed by Congress each year by $50 billion in 2016 and $30 billion in 2017, evenly divided between defense and domestic programs. The law also increases the Pentagon's war fund by $32 billion over the next two years, evenly split between the Defense and State departments. These measures will provide stability and growth in the Federal contracting market, in general. However, appropriation of the Fiscal 2016 federal budget is pending approval by the U.S. Congress, and a continuing resolution has been in effect since October 1, 2015. If appropriation funding is not passed by December 11, 2015, another short-term continuing resolution will be needed or the federal government could shut down, which could delay contract awards and future growth prospects in other federal markets.

Department of Health and Human Services (HHS) spending trends:

HHS is the principal federal department charged with protecting the health of all Americans and providing essential human services. HHS budget authority has continued to grow during the recent tight federal budget environment, having increased from $0.96 trillion in fiscal 2014 to $1.09 trillion for fiscal 2016. According to HHS projections, national health insurance spending is expected to reach $5.43 trillion and comprise 19.6% of Gross Domestic Product (GDP) by 2024. The Federal health expenditure projections are expected to reach $1.75 trillion by 2024, growing at a 5.1% compound annual growth rate (CAGR) from an estimated $1.02 trillion in 2014.

Telehealth trends:

Telehealth is a growing and relevant market for health service providers and patients. Telehealth is a mode of delivering health care utilizing information and communication technologies to enable the diagnosis, consultation, treatment, and care management of patients by health care providers. Telehealth technologies can transform health care delivery by improving access to quality care by removing traditional barriers to health care delivery such as distance, mobility, and time constraints.

In April 2015, REACH Health, Inc. released their "2015 U.S. Telemedicine Industry Benchmark Survey" conducted during late 2014 and early 2015. Among the two hundred and thirty three healthcare executives, physicians, nurses and other professionals who participated in the survey, they found that: "With a growing population of aging and unhealthy individuals, coupled with increasing shortages of specialist physicians, telemedicine is evolving from a specialty offering to a mainstream service. Nearly 60 percent of survey participants noted telemedicine as their top priority or one of their highest priorities for their healthcare organizations."

Prescription drugs spending:

The U.S. Department of Health & Human Services National Health Expenditures Projections for 2014-2024 indicate that prescription drug spending growth is projected to average 6.3 percent annual growth from 2015 through 2024 due to improving economic conditions, changes in benefit management designed to encourage better drug adherence for people with chronic health conditions, and anticipated changing clinical guidelines designed to encourage drug therapies at earlier stages of treatment.

Large defense companies divesting from Federal services market:

Large government contractors have begun divesting from the Federal services market and increasing their focus and consolidation on advanced military products, which typically generate much higher margins than services. This trend may open up increased opportunities for smaller Federal service providers such as DLH.

Continued focus on small business participation in Federal contracting

The Federal government has an overall goal of 23% of prime contracts flowing to small business contractors, with a means of achieving these goals through the structuring of set-asides in Federal agencies requests for proposal. As a part of our growth plan, DLH may elect to team in support of these small businesses for specific pursuits that align with our strategic roadmap.

Results of Operations for Fiscal Year 2015 as Compared to Fiscal Year 2014

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Year Ended
Consolidated Statement of Operations:	September 30, 2015		September 30, 2014		Change (lower)
Revenue	$65,346	100.0%	$60,493	100.0%	$4,853	—%
Direct expenses	53,658	82.1%	51,534	85.2%	2,124	(3.1)%
Gross margin	11,688	17.9%	8,959	14.8%	2,729	3.1%
General and administrative expenses	9,137	14.0%	8,089	13.4%	1,048	0.6%
Depreciation and amortization	55	0.1%	106	0.2%	(51)	(0.1)%
Income from operations	2,496	3.8%	764	1.3%	1,732	2.5%
Other income (expense), net	744	1.1%	(4)	—%	748	1.1%
Income before income taxes	3,240	5.0%	760	1.3%	2,480	3.7%
Income tax expense(benefit)	(5,488)	(8.4)%	(4,597)	(7.6)%	891	(0.8)%
Net income	$8,728	13.4%	$5,357	8.9%	$3,371	4.5%

Income before taxes per share - basic (ref a)	$0.34		$0.08		$0.26
Income before taxes per share - diluted (ref a)	$0.32		$0.08		$0.24

Net income per share - basic	$0.91		$0.56		$0.35
Net income per share - diluted	$0.87		$0.54		$0.33

Ref (a): This is a non-GAAP measure. Net income per share for fiscal 2015 and 2014 includes a benefit from reduction of DLH's tax valuation allowance. Presentation of "Income before taxes per share" allows comparison of results excluding that impact.

Revenues

Fiscal year 2015 revenue was $65.3 million, an increase of $4.9 million or 8.0% over the prior year period. The increase in revenue is due primarily to new contract awards and expansion on current programs.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Fiscal year 2015 direct expenses were $53.7 million, an increase of approximately $2.1 million or 4.1% over the prior year period on higher revenue. As a percentage of revenue, direct expenses decreased by approximately (3.1)%, with the improvement attributable to program performance and cost management.

Gross Margin

Gross margin for the year ended September 30, 2015 was approximately $11.7 million, an increase of approximately $2.7 million or 30.5% over prior fiscal year on higher revenue and improved performance on contracts. As a percentage of revenue, our gross margin rate of 17.9% for the year ended September 30, 2015, increased by 3.1% over the prior year period. Favorable margin results are due principally to increased contribution from more complex contracts with commensurate rates of return, effective assignment of staff to deliver strong contract performance with emphasis on improving productivity through application of our DLH differentiators ePRAT® and DLH SPOT-m™, as discussed earlier in this section, and dedicated management of variable costs. We continue to focus on internal measures to control costs and improve our margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. Fiscal year 2015 G&A expenses were approximately $9.1 million, an increase of approximately of $1.0 million or 13.0% over the prior year period. The increase was due principally to managing our increased business volume, investing in business development resources, and increasing our proposal activity in pursuit of new business. Non-cash stock option expense was near even, at approximately $0.5 million for years 2015 and 2014.

As a percentage of revenue, G&A expenses were approximately 14.0% for 2015 and 13.5% for 2014, an increase of approximately 0.6% over the prior year period. Excluding non-cash stock option expense noted above, G&A expenses for fiscal year 2015 were 13.2% of revenue, an increase of 0.6% over prior year as described above.

Depreciation and Amortization

DLH, as a professional services organization, has not required significant recurring expenditures on capital equipment and other fixed assets.

Income from Operations

Income from operations for the year ended September 30, 2015 was approximately $2.5 million, an increase of approximately $1.7 million over the prior fiscal year. The increase in income in fiscal 2015 was due to improved gross margin of approximately $2.7 million offset by growth of $1.0 million in G&A expenses as described above.

Other Income, net

For the year ended September 30, 2015, other income (expense), net, was approximately $0.7 million, an improvement of approximately $0.7 million over the prior fiscal year. The current year improvement is due principally to the $1.5 million closure of the legacy payroll tax issue in fourth quarter 2015, partially offset by the $0.6 million, net, March 2015 non-cash settlement of the retroactive payment issue.

Income before Income Taxes

Income before taxes for fiscal year ended September 30, 2015 was approximately $3.2 million, an improvement of approximately $2.5 million over prior fiscal year This improvement was due principally to $1.7 million improved income from operations and $0.7 million other income, net, which includes the $1.5 million favorable closure of the legacy payroll tax issue, partially offset by the $0.6 million non-cash settlement of the retroactive payment issue in March 2015. On a non-GAAP basis, income before taxes per share basic was $0.34 per share for year ended September 30, 2015, compared to $0.08 per share for the prior year. Similarly, income before taxes per share diluted was $0.32 per share compared to $0.08 per share for the prior year. Higher per share amounts in 2015 result from increased operating margin of $1.7 million and the aforementioned other income.

Income Tax

DLH recorded a $5.5 million deferred tax benefit for fiscal year ended September 30, 2015. This represents a $0.9 million increase in tax benefit over the prior year period, which included a $4.6 million deferred tax benefit related to the release of a portion of our valuation allowance, recorded to reflect the amount of our deferred tax asset that we expect to realize in future years.

Net Income

Net income for the year ended September 30, 2015 was approximately $8.7 million or $0.91 and $0.87 per basic and diluted share, respectively, compared to approximately $5.4 million over prior year period, or $0.56 and $0.54 per basic and diluted share. The total year net income increase was $3.4 million over prior year, attributable to improved operating margin of $1.7 million, a $0.9 million increase in tax benefit for fiscal 2015, and $0.7 million net gain due principally to favorable closure of legacy payroll tax and retroactive payment claim issues.

Other Data for the Year ended 2015 and 2014

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA” for year ended September 30, 2015 was approximately $3.0 million, an increase of approximately $1.7 million, or 125.8%, over the prior fiscal year. This increase was due principally to improved gross margin of approximately $2.7 million, partially offset by expense growth of $1.0 million as previously described. Diluted earnings per share on adjusted EBITDA for the year ended September 30, 2015 was $0.30 compared to $0.14 for the year ended September 30, 2014. A reconciliation for these non-GAAP measures is provided below.

Reconciliation of GAAP net income and EPS to adjusted EBITDA and EPS on adjusted EBITDA:

We use Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA”) and “Fully-diluted EPS on adjusted EBITDA” as supplemental non-GAAP measures of our performance. We define Adjusted EBITDA as net income plus (i) interest and other expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses — equity grants. We compute EPS on adjusted EBITDA using fully diluted shares outstanding as computed for GAAP.

These non-GAAP measures of our performance are used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company’s Board utilize these non-GAAP measures to make decisions about the use of the Company’s resources, analyze performance between periods, develop internal projections and measure management performance. We believe that these non-GAAP measures are useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance. By providing these non-GAAP measures as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. A reconciliation of GAAP net income to Adjusted EBITDA and a reconciliation of fully diluted EPS on GAAP income with fully diluted EPS on adjusted EBITDA is presented below:

	Year Ended
	September 30,
($ in thousands except per share amounts)	2015	2014	Change
Net income	$8,728	$5,357	$3,371
(i) Interest and other (income) expenses (net)	(744)	4	(748)
(ii) Provision for taxes	(5,488)	(4,597)	(891)
(iii) Depreciation and amortization	55	106	(51)
(iv) G&A expenses - equity grants	479	472	7
EBITDA adjusted for other non-cash charges	$3,030	$1,342	$1,688

Weighted-average outstanding shares fully diluted	10,039	9,839	200

Fully diluted EPS on GAAP net income	$0.87	$0.54	$0.33
Adjustments to derive adjusted EBITDA EPS:
(i) Interest and other expenses, net	$(0.07)	$—	$(0.07)
(ii) Provision for income taxes	$(0.56)	$(0.46)	$(0.10)
(iii) Depreciation and amortization	$0.01	$0.01	$—
(iv) G&A expenses — equity grants	$0.05	$0.05	$—
Diluted EPS on Adjusted EBITDA	$0.30	$0.14	$0.16

Liquidity and Capital Resources

Presently, the Company derives all of its revenue from agencies of the federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal year ended September 30, 2015 and 2014, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 95% and 96% of revenue for the years ended September 30, 2015 and 2014, respectively.

Accordingly, DLH remains dependent upon the continuation of its relationship with the DVA. As of September 30, 2015, these awards from the DVA have stated periods of performance ranging from approximately one to three years. Our existing DVA Consolidated Mail Order Pharmacy Healthcare contract began in November, 2011 and is anticipated to run through October 2016, though these terms may be extended or bridged to allow for a competitive procurement event. The contract is expected to recompete for another five year term beginning in November 2016, and DLH intends to aggressively pursue the renewal contract. Our existing DVA Consolidated Mail Order Pharmacy Medical Logistics contract began in December 2013, with an anticipated five-year period of performance ending in November 2018. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide to the

DVA under these awards. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

Cash position at September 30, 2015

For the year ended September 30, 2015, the Company generated operating income of $2.5 million and net income of approximately $8.7 million.

Our cash position has significantly improved during the year ended September 30, 2015. Selected sources and uses of cash are shown in the table below, (amounts in millions):

		Year Ended
	Ref	09/30/15
Cash and cash equivalents	(a)	$5.6
Borrowing on line of credit	(b)	$0.0
Line of credit availability	(c)	$2.6
Adjusted EBITDA	(d)	$3.0
Cash flows from operating activities	(e)	$2.0
Cash flows used in investing and financing activities	(f)	$(0.3)
Working capital (current assets minus current liabilities)	(g)	$4.6

Ref (a): At September 30, 2015, the Company had cash deposits on hand of approximately $5.6 million.

Ref (b): The Company had no borrowing on our line of credit at September 30, 2015.

Ref (c): At September 30, 2015, our available loan reserves were approximately $2.6 million, comprised of approximately $1.4 million in stand by letter of credit reserve and $1.3 million of unused loan capacity.

Ref (d): Adjusted EBITDA of approximately $3.0 million represents income from operations before reductions for non-cash operating expenses and depreciation. It is an internal measure used by management to gauge the amount of cash generated from operations.

Ref (e): Cash flows from operating activities increased $2.0 million due principally to improved profitability.

Ref (f): Cash flows used in investing and financing activities for the year ended September 30, 2015 were approximately $(0.3) million due principally to approximately ($0.1) million investment in IT upgrades and build-out of our new office facilities in Atlanta and approximately ($0.2) million in repurchases of our common stock.

Ref (g): We had approximately $4.6 million in surplus working capital at September 30, 2015, a $3.9 million improvement over the prior year period. This was due principally to $3.0 million profitable cash operations, as shown in our Adjusted EBITDA table above, and net favorable closure of legacy payroll tax and retroactive payment claim issues.

Sources of cash and cash equivalents

The Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its asset-based credit facility with Presidential Financial Corporation. As described in greater detail below, presently, this credit facility provides us with access of up $3.0 million with the ability for it to increase to $6.0 million, subject to certain conditions. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. The Company's operations may require working capital to fund the future growth of its business model with expanded business development efforts, and planned capital expenditures to support a larger customer base.

Management's assessment of cash and cash equivalents at September 30, 2015

Management believes, at present, that: (a) cash and cash equivalents of approximately $5.6 million as of September 30, 2015; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); (c) planned operating cash flow; and (d) continued emphasis on cost control initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”), as amended, with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide an initial two (2) year secured loan facility with renewal options to DLH Solutions. The current term of the Loan Agreement expires on July 29, 2015 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. The current available line of credit maximum amount is $6.0 million, with an unbilled accounts facility of the Loan Agreement currently set at a maximum of $1.0 million. Presently, the maximum availability under this loan facility is $3.0 million (the "Sublimit"), subject to eligible accounts receivable, excluding retroactive billings. The Company’s ability to increase the Sublimit of its available credit is subject to the satisfaction of certain conditions, including (i) the Company's (a) demonstrated need for the increase and (b) compliance with the Loan Agreement, and (ii) the Lender’s consent, in its sole discretion, to increase the Sublimit. At September 30, 2015, our loan availability was approximately $2.64 million, comprised of a $1.35 million letter of credit reserve and $1.29 million of unused loan capacity. As of September 30, 2015, there was no outstanding loan balance.

In addition, the Loan Agreement permits letters of credit to be issued under the overall credit facility, subject to availability provided by eligible billed and unbilled accounts receivable and further subject to a limit of $1.35 million. The letter of credit had an expiration date of May 16, 2015, which was renewed for one year and will automatically extend for additional one-year periods unless either party provides written notice of non-renewal within 60 days of the annual expiration date.

DLH Solutions’ ability to request loan advances under the Loan Agreement is subject to (i) computation of DLH Solutions’ advance availability limit based on “eligible accounts receivables” (as defined in the Loan Agreement) multiplied by the “Accounts Advance Rate” established by the Lender which initially shall be 85% and may be increased or decreased by the Lender in exercise of its discretion; and (ii) compliance with the covenants and conditions of the loan. Unbilled accounts receivable are subject to a sub-facility limit of $1.0 million and an advance rate of 75%. The loan is secured by a security interest and lien on all of DLH Solutions’ cash accounts, account deposits, letters of credit and investment property, chattel paper, furniture, fixtures and equipment, instruments, investment property, general intangibles, deposit accounts, inventory, other property, all proceeds and products of the foregoing (including proceeds of any insurance policies and claims against third parties for loss of any of the foregoing) and all books and records related thereto.

The Loan Agreement has been amended, from time to time, to support the Company’s changing business requirements.
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

Payroll Taxes

In prior periods, DLH had received notices from the IRS claiming taxes, interest and penalties were due related to payroll taxes. These notices were predominantly related to the former PEO operations which were sold in fiscal year 2003. Management believed that the notices were predominantly the result of misapplication of payroll tax payments between its legal entities, but accrued for the entire estimated remaining liability, inclusive of interest and penalties through the date of the financial statements. No payments were made in fiscal years 2015 and 2014. During fiscal year ended September 30, 2015, DLH engaged tax counsel who was able to demonstrate that there were no taxes due related to this legacy issue. In September 2015, DLH received confirmation from the IRS that no taxes, interest, or penalties were due or otherwise payable.

Contractual Obligations

		Payments Due By Period
Obligations		Less than	2-3	4-5	More than 5
(Amounts in thousands)	Total	1 Year	Years	Years	Years
Loan Payable (1)	$—	$—	$—	$—	$—
Operating Leases (2)	2,298	161	530	550	1,057
Total Obligations	$2,298	$161	$530	$550	$1,057

(1)     Represents the amounts recorded in respect of the loan payable due to Presidential Financial Corporation in accordance with the loan agreement.

(2) On April 27, 2015, as part of its facilities consolidation effort, the Company entered into a lease agreement (the “Lease”) with Piedmont Center, 1-4 LLC (the “Landlord”) for the premises known as Suite 700 at Three Piedmont Center, 3565 Piedmont Road, N.E. Atlanta, Georgia 30305. The rentable floor area of the demised premises is 12,275 square feet. The Lease expires 8.7 years following the “Rental Commencement Date”. The Rental Commencement Date began on September 1, 2015.

The Company will pay base rental payments for the demised premises in the amount of $20,970 per month during the first year of the lease. The base rent due under the Lease shall increase yearly based on an agreed-upon annual rate of increase and in the final year of the Lease, the base rental payment will be $25,552 per month.

The Landlord agreed to excuse a total of $120 thousand in rent due during the initial eight (8) months of the Lease term, subject to our compliance with our obligations under the Lease. Additionally, approximately 4,000 square feet of the leased premises will not be occupied, and rent will not be due, during the initial two years of the Lease term. The monthly rent payments under the Lease include budgeted operating expenses and real estate taxes, as such terms are defined in the Lease. However, the Company will make an additional payment each year if actual operating expenses exceed the budget.

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

In September 2014, we submitted a claim to the DVA seeking a final determination and resolution of this matter. During the second quarter of fiscal year 2015, we were advised that the DOL would not take further action with respect to the retroactive payment cases and that it would not object to the DVA’s resolution of this matter with the Company. As a result, we will not have any obligation for the payment of these accrued salaries and benefits. Because no retroactive wage payments will be required, we will not have any contractual recovery of costs from the DVA. Accordingly, in order to resolve this matter, on March 30, 2015, we entered into a mutual release of claims with the DVA, pursuant to which both parties agreed to fully release each other from any and all claims arising pursuant to this matter.

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

(in thousands)

Reduction of accounts receivable related to retroactive payment claim	($9,306)
Reduction of accrued payroll related to retroactive wage and benefit payments	$8,677
Net other (expense)	($629)

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

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2015, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2015. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company has adequate net operating loss carryforwards to offset against any taxable income in the current period. The Company recorded a valuation allowance against its net deferred tax assets of $1.8 million and $11.1 million at September 30, 2015 and 2014, respectively.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this evaluation, management used the 2013 framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework on Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2015.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of our Company’s fiscal year ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2015. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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

3.6	Amendment to Amended and Restated Certificate of Incorporation of the Company filed June 25, 2012 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 26, 2012).
3.7	Amendment to Amended and Restated Certificate of Incorporation filed February 12, 2015 (filed as Annex A to the Company’s Proxy Statement dated December 31, 2014).
4.1	Specimen of the Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).

4.2		Form of Warrant Issued in October 2011 (filed as Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011).
10.1	#	Form Notice of Restricted Stock Bonus Award and Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2006).
10.2	#	Employment Agreement between the Company and Zachary C. Parker, dated February 9, 2010 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 11, 2010).
10.3	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).
10.4	†
Loan and Security Agreement, dated as of July 29, 2010, between Teamstaff Government Solutions, Inc. and Presidential Financial Corporation (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 16, 2010).

10.5		Secured Promissory Note, dated July 29, 2010, executed by TeamStaff Government Solutions, Inc.(filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 16, 2010).
10.6		Corporate Guaranty Agreement, dated July 29, 2010, executed by TeamStaff, Inc. (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 16, 2010).
10.7		Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K, filed on August 27, 2010).
10.8		Second Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation (filed as Exhibit 10.1 to Current Report on Form 8-K, filed on November 30, 2010).
10.9
Third Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation, dated February 9, 2011 (filed as Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

10.10	#	2006 Long Term Incentive Plan, as amended (filed as Exhibit A to the Proxy Statement dated July 18, 2011) with respect to the Annual Meeting of Shareholders held on August 18, 2011).
10.11	#	Amendment to Employment Agreement between the Company and Zachary C. Parker (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011).
10.12
Fourth Amendment to Secured Promissory Note and Loan and Security Agreement with Presidential Financial Corporation dated November 30, 2011 (filed as Exhibit 10.44 to Annual Report on Form 10-K for the fiscal year ended September 30, 2011).

10.13		Amendment to Secured Promissory Note and Loan Agreement dated as of May 18, 2012 (filed as Exhibit 10.1 to Current Report on Form 8-K filed May 24, 2012).
10.14	#	Employment Agreement with Kathryn M. JohnBull (filed as Exhibit 10.1 to Current Report on Form 8-K filed June 29, 2012).
10.15	#	Amendment to Employment Agreement with Zachary C. Parker (filed as Exhibit 10.1 to Current Report on Form 8-K filed November 12, 2012).
10.16	#	Employment Agreement between the Company and Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2013).
10.17	#	Employment Agreement between the Company and John F. Armstrong (filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 4, 2013).
10.18	#	2006 Long Term Incentive Plan, as amended (filed as Annex A to the Company’s Proxy Statement dated January 3, 2014).
10.19		Sixth Amendment to Secured Promissory Note and Loan Agreement (filed as Exhibit 10.1 to Current Report on Form 8-K filed April 2, 2014).
10.20	#	Amendment to Employment Agreement with Kathryn M. JohnBull (filed as Exhibit 10.1 to Current Report on Form 8-K filed September 24, 2014).
10.21	#	Amendment to Employment Agreement with Zachary C. Parker (filed on August 5, 2015 as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 5, 2015).
10.22		Lease Agreement dated April 27, 2015 between DLH Holdings Corp. and Piedmont Center, 1-4 LLC (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2015)
10.23	#	Amendment to Employment Agreement with Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2015).

10.24	#	Amendment to Employment Agreement with John F. Armstrong (filed as Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2015).
14.00		Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
21.00	*	Subsidiaries of Registrants.
23.10	*	Consent of WithumSmith+Brown, PC
31.10	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.20	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.10	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.0	*
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements Of Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements.

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
Dated: December 16, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK G. WASSERMAN	Chairman of the Board	December 16, 2015
Frederick G. Wasserman

/s/ T. STEPHEN JOHNSON	Director	December 16, 2015
T. Stephen Johnson

/s/ MARTIN J. DELANEY	Director	December 16, 2015
Martin J. Delaney

/s/ WILLIAM H. ALDERMAN	Director	December 16, 2015
William H. Alderman

/s/ AUSTIN J. YERKS III	Director	December 16, 2015
Austin J. Yerks III

/s/ ELDER GRANGER	Director	December 16, 2015
Elder Granger

/s/ ZACHARY C. PARKER	Chief Executive Officer, President and Director	December 16, 2015
Zachary C. Parker

/s/ KATHRYN M. JOHNBULL	Chief Financial Officer and Principal Accounting Officer	December 16, 2015
Kathryn M. JohnBull

DLH Holdings Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DLH Holdings Corp.
We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DLH Holdings Corp. and Subsidiaries as of September 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WITHUMSMITH+BROWN, PC
WithumSmith+Brown, PC
New York, New York
December 16, 2015

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share amounts)

	Year Ended
	September 30,
	2015	2014
Revenue	$65,346	$60,493
Direct expenses	53,658	51,534
Gross margin	11,688	8,959
General and administrative expenses	9,137	8,089
Depreciation and amortization	55	106
Income from operations	2,496	764
Total other income (expense), net	744	(4)
Income before income taxes	3,240	760
Income tax expense(benefit)	(5,488)	(4,597)
Net income	$8,728	$5,357

Earnings per share - basic	$0.91	$0.56
Earnings per share - diluted	$0.87	$0.54

Weighted average common shares outstanding
Basic	9,573	9,570
Diluted	10,039	9,839

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	September 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,558	$3,908
Accounts receivable, net	3,286	12,372
Deferred taxes, net	982	84
Other current assets	429	510
Total current assets	10,255	16,874
Equipment and improvements, net	336	63
Deferred taxes, net	9,325	4,513
Goodwill	8,595	8,595
Other long-term assets	113	27
Total assets	$28,624	$30,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$2,795	$11,465
Accounts payable, accrued expenses, and other current liabilities	2,851	4,746
Total current liabilities	5,646	16,211
Other long term liabilities	109	15
Total liabilities	5,755	16,226
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued 9,551 at September 30, 2015 and 9,568 at September 30, 2014; outstanding 9,551 at September 30, 2015 and 9,566 at September 30, 2014	10	10
Additional paid-in capital	76,375	76,083
Accumulated deficit	(53,516)	(62,244)
Treasury stock, 0 shares at cost at September 30, 2015 and 2 shares at cost at September 30, 2014	—	(3)
Total shareholders’ equity	22,869	13,846
Total liabilities and shareholders' equity	$28,624	$30,072

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	September 30,
	2015	2014
Operating activities
Net income	$8,728	$5,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including financing costs	55	116
Change in fair value of derivative financial instruments	—	(99)
Non-cash equity grants	479	472
Deferred taxes, net	(5,710)	(4,597)
Settlement of retroactive payment claim, net	629	—
Settlement of legacy payroll tax issue, net	(1,477)	—
Changes in operating assets and liabilities
Accounts receivable	(220)	(429)
Other current assets	83	89
Other assets	—	1,030
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(506)	(269)
Other long term assets/liabilities	(78)	(5)
Net cash provided by operating activities	1,983	1,665

Investing activities
Purchase of equipment and improvements	(142)	(13)
Net cash used in investing activities	(142)	(13)

Financing activities
Net payments on bank loan payable	—	(951)
Repayments of capital lease obligations	(8)	(22)
Net repayment on convertible debentures	—	(140)
Proceeds from stock purchase	—	52
Repurchased shares of common stock held as treasury stock	—	21
Repurchased shares of common stock subsequently canceled	(183)	(112)
Net cash used in financing activities	(191)	(1,152)

Net decrease in cash and cash equivalents	1,650	500
Cash and cash equivalents at beginning of period	3,908	3,408
Cash and cash equivalents at end of period	$5,558	$3,908

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$36	$124
Equipment purchases with capital leases	$187	$—
Cash paid during the period for income taxes	$—	$—
Non-cash settlement of warrants	$—	$62
Reduction of accounts receivable related to retroactive payment claim	$(9,306)	$—
Reduction of accrued payroll related to retroactive wage and benefit payments	$8,677	$—
Reduction of accrued payroll taxes related to legacy payroll tax issue	$(1,477)	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended September 30, 2015 and 2014
(Amounts in thousands)

	Common Stock		(1)		Treasury Stock		(1)
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Shares	Amount	Total Shareholders' Equity
BALANCE, September 30, 2013	9,318	$9	$75,400	$(67,601)	2	$(24)	$7,784
Director restricted stock grants	80		109	—	—	—	109
Expense related to employee stock option grants	—	—	363	—	—	—	363
Exercise of convertible debentures	168	—	209	—	—	—	210
Exercise of warrants	54	1	114	—	—	—	114
Cancellations of shares	(52)	—	(112)	—	(2)	24	(88)
Purchase of common stock	(2)	—		—	2	(3)	(3)
Net income	—	—	—	5,357	—	—	5,357
BALANCE, September 30, 2014	9,566	$10	$76,083	$(62,244)	2	$(3)	$13,846
Director restricted stock grants	66	—	177	—	—	—	177
Expense related to employee stock option grants	—	—	302	—	—	—	302
Repurchased shares of common stock subsequently canceled	(81)	—	(186)	—	(2)	3	(183)
Net income	—	—	—	8,728	—	—	8,728
BALANCE, September 30, 2015	9,551	$10	$76,375	$(53,516)	—	$—	$22,869
(1) Sum of the detail may not equal the Balance total due to rounding.
The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015

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

2. Business Overview

For more than 25 years, DLH Holdings Corp. ("DLH"), has provided professional services to the U.S. Government. Headquartered in Atlanta, Georgia, DLH employs over 1,250 skilled technicians, logisticians, engineers, healthcare and support personnel at more than 30 locations around the United States. DLH’s operating subsidiary, DLH Solutions, Inc., provides services and solutions in two major market areas: Healthcare Delivery Solutions and Logistics & Technical Services. Our government customers, a majority of whom are within the Departments of Veterans Affairs (“DVA”) and Defense (“DoD”), benefit from our proven leadership, processes, technical excellence, industry-leading productivity and affordability enhancement tools, and Lean Six Sigma-based quality improvement processes. The remaining portion of DLH’s business is comprised of customers within other Federal agencies, including the Departments of Interior, Justice, and Agriculture at locations throughout the United States.

DLH Holdings Corp. (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our") manages its operations from its principal executive offices at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta Georgia 30305.

Presently, the Company derives all of its revenue from agencies of the federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal years ended September 30, 2015 and 2014, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 95% and 96% of revenue for the twelve months ended September 30, 2015 and 2014. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2015 and 2014. We believe that the credit risk associated with our receivables is limited due to the credit worthiness of these customers.

Accordingly, DLH remains dependent upon the continuation of its relationship with the DVA. As of September 30, 2015, contracts with the DVA have anticipated periods of performance ranging from approximately one to up to three years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under its current contract, we believe that our strong working relationship and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. In August 2015, the FASB issued updated guidance deferring the effective date for all entities by one year. Public business entities should apply the guidance to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of this guidance.

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

In August 2015, the Financial Accounting Standards Board (FASB) issued guidance regarding presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, adding SEC paragraphs in conjunction with simplifying the presentation of debt issuance costs. The guidance requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. This standard is not expected to have a material impact on the Company's consolidated financial statements.

In September 2015, Financial Accounting Standards Board (FASB) issued guidance regarding business combinations for which the accounting is incomplete by the end of the reporting period in which the combination occurs, and during the measurement period have an adjustment to provisional amounts recognized. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update, with earlier application permitted for financial statements that have not been issued. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

4. Supporting Financial Information

Accounts Receivable

		(in thousands)
		September 30,	September 30,
	Ref	2015	2014
Billed receivables		$2,498	$2,569

Unbilled receivables-retroactive payment claim	(a)	—	9,306
Unbilled receivables-other		788	497
Total unbilled receivables		788	9,803

Total accounts receivable		3,286	12,372
Less: Allowance for doubtful accounts	(b)	—	—
Accounts receivable, net		$3,286	$12,372

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

Ref (b): Accounts receivable are unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. Our allowance for doubtful accounts was zero at both September 30, 2015 and 2014.

Other Current Assets

		(in thousands)
		September 30,	September 30,
	Ref	2015	2014
Workers’ compensation receivable	(a)	$29	$199
Prepaid insurance expense		156	176
Other prepaid expenses		244	135
Other current assets		$429	$510

Ref (a): As part of the Company’s discontinued PEO operations, DLH had a workers’ compensation program with Zurich American Insurance Company (“Zurich”) which covered the period from March 22, 2002 through November 16, 2003, inclusive. DLH estimates that the remaining workers compensation receivable of approximately $29 thousand will be received within the next twelve months.

Accrued Payroll

		(in thousands)
		September 30,	September 30,
	Ref	2015	2014
Accrued payroll related to billed receivables		$2,259	$2,440

Accrued payroll related to retroactive payment claim	(a)	$—	$8,677
Accrued payroll related to unbilled accounts receivable		$536	$348
Total accrued payroll related to unbilled accounts receivable	(a)	$536	$9,025

Total accrued payroll		$2,795	$11,465

Ref (a): Related to retroactive payment claim described above in “Accounts Receivable”.

Equipment and Improvements, net

		(in thousands)
		September 30,	September 30,
	Ref	2015	2014
Furniture and equipment		$197	$139
Computer equipment		162	126
Computer software		297	430
Leasehold improvements		63	24
Total fixed assets		719	719
Less accumulated depreciation and amortization		(383)	(656)
Equipment and improvements, net	(a)	$336	$63

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Accounts Payable, Accrued Expenses, and Other Current Liabilities

		(in thousands)
		September 30,	September 30,
	Ref	2015	2014
Accounts payable		$87	$779
Accrued benefits		267	720
Accrued bonus and incentive compensation		858	693
Accrued workers compensation insurance		945	767
Other accrued expenses		694	339
Payroll tax payable	(a)	—	1,448
Total Accrued expenses and other current liabilities		$2,851	$4,746

Ref (a): In prior periods, DLH had received notices from the IRS claiming taxes, interest and penalties were due related to payroll taxes. These notices were predominantly related to the former PEO operations which were sold in fiscal year 2003. During fiscal year ended September 30, 2015, DLH engaged tax counsel who was able to demonstrate that there were no taxes due related to this legacy issue. In September 2015, DLH received confirmation from the IRS that no taxes, interest, or penalties were due or otherwise payable.

Other Income (Expense)

		(in thousands)
		Year Ended
		September 30,
	Ref	2015	2014
Interest expense, net		$(80)	$(99)
Amortization of deferred financing costs		—	(10)
Change in value of financial instruments	(a)	—	99
Miscellaneous other income (expense), net	(b)	824	6
Total other income (expense), net		$744	$(4)

Ref (a): Represents the adjustment to fair value of embedded conversion feature and warrants related to the Company's convertible debentures in prior year ended September 30, 2014.

Ref (b): Current year miscellaneous other income includes $1.5 million from resolution of the legacy payroll tax issue in fourth quarter 2015, partially offset by the $0.6 million, net, March 2015 non-cash settlement of the retroactive payment issue.

5. Liquidity

At September 30, 2015, the Company had cash and cash equivalents of approximately $5.6 million, net working capital of approximately $4.6 million. For the year ended September 30, 2015, the Company realized income before taxes of approximately $3.2 million, as compared to $0.8 million for the year ended September 30, 2014.

The Company has a credit facility with a lending institution which provides a maximum amount of $6.0 million and includes a maximum amount available under the unbilled facility of $1.0 million. The current term of the credit facility expires on July 29, 2016 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. Presently, the maximum availability under this loan facility is $3.0 million, subject to eligible accounts receivable. The interest rate on the acounts receivable portion of the loan was 4.0% at September 30, 2015, and September 30, 2014.  The interest rate on the unbilled accounts portion was 4.0% at September 30, 2015, and September 30, 2014. At September 30, 2015, our loan availability was approximately $2.64 million, comprised of a $1.35 million letter of credit reserve and $1.29 million of unused loan capacity.

Management believes, at present, that: (a) cash and cash equivalents of approximately $5.6 million as of September 30, 2015; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); (c) planned operating cash flow; and (d) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

6. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, expected settlement amounts of accounts receivable, valuation allowances established against accounts receivable and deferred tax assets, measurement of loss development on workers’ compensation claims, and the valuation of derivative financial instruments associated with debt agreements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations. We account for the effect of a change in accounting estimate during the period in which the change occurs.

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

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2015, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2015. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million would be expensed in the consolidated statement of operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will not be sustained upon examination. We had no uncertain tax positions at either September 30, 2015 and 2014. We report interest and penalties as a component of income tax expense. In the fiscal years ending September 30, 2015 and 2014, we recognized no interest and no penalties related to income taxes.

The Company has adequate net operating loss carryforwards to offset against any taxable income in the current period. The Company recorded a valuation allowance against its net deferred tax assets of $1.8 million and $11.1 million at September 30, 2015 and 2014, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits held with financial institutions may exceed the $250,000 limit.

7. Stock-based compensation, equity grants, and warrants

Stock-based compensation expense

All grants of equity are presently made under the 2006 Long Term Incentive Plan. As of September 30, 2015, $0.9 million shares remained available for grant under the Plan. Options issued under the Plan are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)
		Year Ended
	Ref	September 30,
		2015	2014
DLH employees		$302	$363
Non-employee directors	(a)	177	109
Total compensation expense		$479	$472

Ref (a): Equity grants of restricted stock to non-employee directors, in accordance with DLH compensation policy for non-employee directors. The shares vested immediately and stock expense was recognized accordingly.

Unrecognized stock-based compensation expense

		(in thousands)
		Period Ended
		September 30,
	Ref	2015	2014
Unrecognized expense for DLH employees	(a)	$44	$346
Unrecognized expense for non-employee directors	(b)	96	125
Total unrecognized expense		$140	$471

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. This expense is expected to be recognized over the next 1.8 years, with a weighted average life of 1.2 years.

Ref (b): Unrecognized stock expense related to prior years equity grants of restricted stock to non-employee directors, based on performance criteria, in accordance with DLH compensation policy for non-employee directors. The shares will vest and expense will be recorded upon future satisfaction of specified performance.

Stock option activity for the year ended September 30, 2015:

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2013		1,613	$1.15	7.9	$388
Granted	(a)	830	$1.52
Canceled		(63)	$1.40
Options outstanding, September 30, 2014		2,380	$1.40	7.8	$1,589
Canceled		(56)	$1.40
Options outstanding, September 30, 2015		2,324	$1.40	6.8	$3,649

Ref (a): Option grants to DLH employees were valued using a binomial model, under the following criteria:

•	average risk free interest rates of 2.55% for 2014;

•	expected volatility of 65.8% for 2014;

•	contractual lives and expected lives were 10 years for 2014; and

•	no dividend yield was contemplated for either period.
The resulting average fair values were $0.76 for 2014. No grants new grants issued for 2015.

Stock options shares outstanding, vested and unvested for the period ended:

		(in thousands)
		Number of Shares
		September 30,
	Ref	2015	2014
Vested and exercisable	(a)	1,093	896
Unvested	(b)	1,231	1,484
Options outstanding		2,324	2,380

Ref (a): Weighted average exercise price of vested and exercisable shares was $1.40 and $1.41 at September 30, 2015 and 2014, respectively. Aggregate intrinsic value was $1.6 million and $0.6 million at September 30, 2015 and 2014, respectively. Weighted average contractual term was 7.3 years and 8.0 years at September 30, 2015 and 2014, respectively.

Ref (b): Certain awards vest upon satisfaction of certain performance criteria.

8. Fair Value of Financial Instruments

The Company has financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at September 30, 2015 and September 30, 2014 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

9. Earnings Per Share

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

		(in thousands)
		Year Ended
		September 30,
		2015	2014
Numerator:
Net income		$8,728	$5,357
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares		9,573	9,570
Effect of dilutive securities:
Stock options and restricted stock		466	269
Denominator for diluted net income per share - weighted-average outstanding shares		10,039	9,839

Net income per share - basic	(a)	$0.91	$0.56
Net income per share - diluted	(a)	$0.87	$0.54

Ref (a): For fiscal years ended September 30, 2015 and September 30, 2014, we realized a $5.5 million and $4.6 million tax benefit, respectively, related to the release of a portion of our valuation allowance to reflect the amount of our deferred tax asset that we expect to realize in future years. This resulted in an improvement of net income per share basic and diluted for both fiscal years.

10. Commitments and Contingencies

Contractual Obligations

		Payments Due By Period
Obligations		Less than	2-3	4-5	More than 5
(Amounts in thousands)	Total	1 Year	Years	Years	Years
Loan Payable (1)	$—	$—	$—	$—	$—
Operating Leases (2)	2,298	161	530	550	1,057
Total Obligations	$2,298	$161	$530	$550	$1,057

(1)     Represents the amounts recorded in respect of the loan payable due to Presidential Financial Corporation in accordance with the loan agreement.

(2) On April 27, 2015, as part of its facilities consolidation effort, the Company entered into a lease agreement (the “Lease”) with Piedmont Center, 1-4 LLC (the “Landlord”) for the premises known as Suite 700 at Three Piedmont Center, 3565 Piedmont Road, N.E. Atlanta, Georgia 30305. The rentable floor area of the demised premises is 12,275 square feet. The Lease expires 8.7 years following the “Rental Commencement Date”. The Rental Commencement Date will occur when the Landlord has substantially completed the build-out of the demised premises, including any tenant improvements. The Rental Commencement Date began on September 1, 2015.

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

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development for the years ended September 30, 2015 and 2014 was $945 thousand and $767 thousand, respectively.

Legal Proceedings

The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.

11. Income Taxes

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

DLH recorded a $5.5 million and $4.6 million benefit for income tax for fiscal year ended September 30, 2015 and 2014, respectively.The benefit related principally to the release of a portion of our valuation allowance, to reflect the amount of our deferred tax asset that we expect to realize in future years. For each fiscal year, that release was based upon our estimate of future taxable earnings based on results generated. To project taxable income in the carryforward period, we first estimated revenue for the carryforward period based on the expected performance under current contracts, plus expected changes in the contract base. Using these estimates of revenue, we assumed a proportional level of book income as was generated from the revenues recorded in each fiscal year. We further assumed that tax goodwill amortization would continue through its 15 year life.

Using the taxable income projection, we calculated the amount of NOL utilization that would be achieved within each loss year’s carryforward period. Our estimate of future taxable income will be revised at least annually or more frequently upon the occurrence of an event which warrants a new estimate.

At September 30, 2015 the Company had net operating losses of approximately $36.8 million and $2.4 million for U.S. and state tax return purposes, respectively. The NOLs begin to expire in 2021 and continue to expire through 2033. As a result of our analysis of state net operating losses, we determined that a substantial portion of those losses related to jurisdictions for which a future benefit is not anticipated. Further, we analyzed our unutilized tax credits and determined that it is not likely that we will realize a future benefit from those credits. Accordingly, we reduced our deferred tax assets in the fiscal year ended September 30, 2015 to reflect the expected realization of benefit from these tax attributes.

An analysis of DLH's deferred tax asset and liability is as follows:

	Year Ended
	September 30,
(amounts in thousands)	2015	2014
Current deferred income tax asset:
Net operating loss carryforwards and tax credits	$391	$98
Accrued liabilities	753	122
Valuation allowance	(162)	(136)
Net current deferred tax asset	$982	$84

	Year Ended
	September 30,
(amounts in thousands)	2015	2014
Deferred income tax asset (liability):
Net operating loss carry forwards and tax credits	$12,524	$16,556
Stock based compensation	767	646
Fixed and intangible assets	(2,379)	(2,176)
Other items, net	5	488
Valuation allowance	(1,592)	(11,001)
Net deferred tax asset	$9,325	$4,513
The significant components of the expense (benefit) for income taxes from continuing operations are summarized as follows:

	Year Ended
	September 30,
(amounts in thousands)	2015	2014
Current expense (benefit)	$220	$7
Deferred expense (benefit)	(5,708)	(4,604)
Total expense (benefit)	$(5,488)	$(4,597)
The following table indicates the significant differences between the federal statutory rate and DLH's effective tax rate for continuing operations:

	Year Ended
	September 30,
(amounts in thousands)	2015	2014
Federal statutory rate	$1,134	$258
State taxes, net	155	46
Other permanent items	7	6
Change in valuation allowance	(6,784)	(4,907)
	$(5,488)	$(4,597)
We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. We are no longer subject to federal income tax examinations for years before 2013 and to state and local income tax examinations by tax authorities for years before 2011.

12. Quarterly Financial Data (Unaudited)
A summary of quarterly information is as follows (in thousands, except per share data)

	2015 Quarters
	First	Second	Third	Fourth
Revenue	$15,682	$15,893	$16,781	$16,990
Gross margin	2,533	2,730	3,038	3,387
Income from operations (1)	259	515	763	958
Other income (expense), net (2)	(36)	(651)	(34)	1,466
Income (loss) before income taxes	$223	$(136)	$729	$2,424
Income tax expense(benefit) (2)	$89	$(54)	$292	(5,814)
Net income (loss)	$134	$(82)	$437	$8,238

Earnings (loss) per share: (3)
Basic	$0.01	$(0.01)	$0.05	$0.86
Diluted	$0.01	$(0.01)	$0.04	$0.82

	2014 Quarters
	First	Second	Third	Fourth
Revenue	$14,477	$14,745	$15,692	$15,579
Gross margin	2,112	2,199	2,308	2,340
Income from operations	66	225	268	205
Other income (expense), net	67	(27)	(17)	(27)
Income before income taxes	$133	$198	$251	$178
Income tax expense(benefit) (2)	$—	$—	$—	$(4,597)
Net income	$133	$198	$251	$4,775

Earnings per share: (3)
Basic	$0.01	$0.02	$0.03	$0.50
Diluted	$0.01	$0.02	$0.03	$0.48
_______________________________________________________________________________

(1) Sum of the quarterly amounts may not equal the full fiscal year due to the effect of rounding.

(2) Refer to Note 4, Supporting Financial Information, for detailed explanation of the settlement of the retroactive payment claim in second quarter 2015, favorable closure of the legacy payroll tax payable in fourth quarter 2015, and income tax benefit recorded in fourth quarter 2015 and fourth quarter 2014.

(3) Sum of the quarterly net income (loss) per share amounts may not equal the full fiscal year net income per share amount due to the effect of changes during the year in the number of shares outstanding.

13. Employee Benefit Plans
As of September 30, 2015, DLH and its subsidiaries maintain the DLH 401(k) Plan (the "401(k) Plan") , a defined contribution and supplemental pension plan for the benefit of its eligible employees. DLH may provide a discretionary matching contribution of of a participant's elective contributions under the 401 (k) Plan. DLH recorded related expense of $24.0 thousand in fiscal 2015 and $5.0 thousand in fiscal year 2014. A participant is always fully vested in his or her elective contributions and vests in Company matching contributions over a 4 year period.
14. Subsequent Events:

Management has evaluated subsequent events through the date that the Company's financial statements were issued. Based on this evaluation, the Company has determined that no subsequent events have occurred which require disclosure through the date that these financial statements were issued.