Form 10-Q
period 2015-12-31
DLH Holdings Corp.
filed 2016-02-09
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File No. 0-18492

DLH HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-1899798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3565 Piedmont Road, NE, Bldg. 3, Suite 700
Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: On January 31, 2016 there were 9,716,929 shares outstanding of common stock of the Registrant.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	(Unaudited)
	Three Months Ended
	December 31,
	2015	2014
Revenue	$16,559	$15,682
Direct expenses	13,642	13,149
Gross margin	2,917	2,533
General and administrative expenses	2,515	2,251
Depreciation and amortization	20	23
Income from operations	382	259
Total other income (expense), net	(575)	(36)
Income (loss) before income taxes	(193)	223
Income tax (benefit) expense	(77)	89
Net income (loss)	$(116)	$134

Earnings (loss) per share - basic & diluted	$(0.01)	$0.01

Weighted average common shares outstanding:
Basic	9,568	9,601
Diluted	10,082	10,048

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	(unaudited)
	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,995	$5,558
Accounts receivable, net	3,373	3,286
Deferred taxes, net	982	982
Other current assets	452	429
Total current assets	10,802	10,255
Equipment and improvements, net	336	336
Deferred taxes, net	9,439	9,325
Goodwill	8,595	8,595
Other long-term assets	50	113
Total assets	$29,222	$28,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$2,386	$2,795
Accounts payable, accrued expenses, and other current liabilities	3,668	2,851
Total current liabilities	6,054	5,646
Other long term liabilities	83	109
Total liabilities	6,137	5,755
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued and outstanding 9,717 at December 31, 2015 and 9,551 at September 30, 2015	10	10
Additional paid-in capital	76,707	76,375
Accumulated deficit	(53,632)	(53,516)
Total shareholders’ equity	23,085	22,869
Total liabilities and shareholders' equity	$29,222	$28,624

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Three Months Ended
	December 31,
	2015	2014
Operating activities
Net (loss) income	$(116)	$134
Adjustments to reconcile net (loss)/income to changes in cash from operating activities:
Depreciation and amortization including financing costs	20	23
Non-cash equity grants	332	273
Deferred taxes, net	(114)	89
Changes in operating assets and liabilities	—
Accounts receivable	(87)	95
Other current assets	(23)	(100)
Accounts payable, accrued payroll, accrued expenses, and other current liabilities	408	(575)
Other long term assets/liabilities	60	8
Net cash provided by/(used in) operating activities	480	(53)

Investing activities
Purchase of equipment and improvements	(20)	(94)
Net cash used in investing activities	(20)	(94)

Financing activities
Repayments of capital lease obligations	(23)	—
Net repayment on convertible debentures	—	(3)
Net cash used in financing activities	(23)	(3)

Net increase (decrease) in cash and cash equivalents	437	(150)
Cash and cash equivalents at beginning of period	5,558	3,908
Cash and cash equivalents at end of period	$5,995	$3,758

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$—	$10
Cash paid during the period for income taxes	$119	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015 filed on December 16, 2015.

2. Business Overview

For more than 25 years, DLH Holdings Corp. ("DLH"), has provided professional services to the U.S. Government. Headquartered in Atlanta, Georgia, DLH employs over 1,250 skilled healthcare and support personnel, technicians, logisticians, and engineers at more than 30 locations around the United States. DLH’s operating subsidiary, DLH Solutions, Inc., provides services and solutions in two major market areas: Healthcare Delivery Solutions and Logistics & Technical Services. Our government customers, a majority of whom are within the Departments of Veterans Affairs (“DVA”) and Defense (“DoD”), benefit from our proven leadership, processes, technical excellence, industry-leading productivity and affordability enhancement tools, and Lean Six Sigma-based quality improvement processes. The remaining portion of DLH’s business is comprised of customers within other Federal agencies, including the Departments of Interior, Justice, and Agriculture at locations throughout the United States.

DLH Holdings Corp. (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our") manages its operations from its principal executive offices at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta Georgia 30305.

Presently, the Company derives all of its revenue from agencies of the federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal years ended December 31, 2015 and 2014, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 95% and 97% of revenue for the three months ended December 31, 2015 and 2014, respectively. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of December 31, 2015 and 2014. We believe that the credit risk associated with our receivables is limited due to the credit worthiness of these customers.

Accordingly, DLH remains dependent upon the continuation of its relationship with the DVA. As of December 31, 2015, contracts with the DVA have anticipated periods of performance ranging from approximately one to up to three years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under its current contract, we believe that our strong working relationship and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

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

In November 2015, Financial Accounting Standards Board (FASB) issued guidance to simplify the presentation of deferred income taxes, and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the timing and method of applying this update.

4. Supporting Financial Information

Accounts Receivable

		(in thousands)
		December 31,	September 30,
	Ref	2015	2015
Billed receivables		$2,336	$2,498
Unbilled receivables		1,037	788
Total accounts receivable		3,373	3,286
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$3,373	$3,286

Ref (a): Accounts receivable are unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. Our allowance for doubtful accounts was zero at both December 31, 2015 and September 30, 2015.

Other Current Assets

		(in thousands)
		December 31,	September 30,
	Ref	2015	2015
Prepaid insurance expense		97	156
Prepaid holiday benefits		211	—
Other prepaid expenses		144	273
Other current assets		$452	$429

Accrued Payroll

		(in thousands)
		December 31,	September 30,
	Ref	2015	2015
Accrued payroll related to billed receivables		$1,664	$2,259
Accrued payroll related to unbilled accounts receivable		$722	$536
Total accrued payroll		$2,386	$2,795

Equipment and Improvements, net

		(in thousands)
		December 31,	September 30,
	Ref	2015	2015
Furniture and equipment		$197	$197
Computer equipment		182	162
Computer software		297	297
Leasehold improvements		63	63
Total fixed assets		739	719
Less accumulated depreciation and amortization		(403)	(383)
Equipment and improvements, net	(a)	$336	$336

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Accounts Payable, Accrued Expenses, and Other Current Liabilities

		(in thousands)
		December 31,	September 30,
	Ref	2015	2015
Accounts payable		$950	$87
Accrued benefits		966	267
Accrued bonus and incentive compensation	(a)	164	858
Accrued workers compensation insurance		930	945
Other accrued expenses		658	694
Total Accrued expenses and other current liabilities		$3,668	$2,851

Ref (a): Incentive compensation related to fiscal year ended September 30, 2015 was paid in December 2015.

Other Expense, net

		(in thousands)
		Three Months Ended
		December 31,
	Ref	2015	2014
Interest expense, net		$—	$(36)
Other expense, net	(a)	(575)	—
Total other expense, net		$(575)	$(36)

Ref (a): Current quarter other expense includes approximately $(0.6) million non-operational expenses related to potential business acquisition activities.

5. Liquidity

At December 31, 2015, the Company had cash and cash equivalents of approximately $6.0 million, net working capital of approximately $4.7 million. The Company has a credit facility with a lending institution which provides a maximum amount of $6.0 million and includes a maximum amount available under the unbilled facility of $1.0 million. The current term of the credit facility expires on July 29, 2016 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. Presently, the maximum availability under this loan facility is $3.0 million, subject to eligible accounts receivable. The interest rate on the accounts receivable portion of the loan was 4.0% at December 31, 2015, and December 31, 2014. The interest rate on the unbilled accounts portion was 4.0% at December 31, 2015, and December 31, 2014. At December 31, 2015, our loan availability was approximately $2.6 million, comprised of a $1.4 million letter of credit reserve and $1.2 million of unused loan capacity.

Management believes, at present, that: (a) cash and cash equivalents of approximately $6.0 million as of December 31, 2015; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); (c) planned operating cash flow; and (d) effects of cost reduction programs and initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

6. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, valuation allowances established against accounts receivable and deferred tax assets, measurement of loss development on workers’ compensation claims, and the valuation of derivative financial instruments associated with debt agreements. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill could have a material adverse effect on the Company’s financial position and results of operations. We account for the effect of a change in accounting estimate during the period in which the change occurs.

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

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2015, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of that work performed, the Company has concluded that no impairment loss was warranted at September 30, 2015. For the three months ended December 31, 2015, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill.

Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $8.6 million could be expensed in the consolidated statement of operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will not be sustained upon examination. We had no uncertain tax positions at either December 31, 2015 or 2014. We report interest and penalties as a component of income tax expense. In fiscal quarters ended December 31, 2015 and 2014, we recognized no interest and no penalties related to income taxes.

The Company has adequate net operating loss carryforwards to substantially offset any taxable income in the current period. There are current taxes payable of $37 thousand, related to Federal alternative minimum tax and to state taxes in jurisdictions for which no net operating loss carryforwards are available. The Company has deferred tax assets before valuation allowance of $12.2 million and $12.1 million at December 31, 2015 and September 30, 2015, respectively. The Company recorded a valuation allowance against its net deferred tax assets of $1.8 million and $1.8 million at December 31, 2015, and September 30, 2015, respectively.

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

7. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

All grants of equity are presently made under the 2006 Long Term Incentive Plan. As of December 31, 2015, approximately 0.8 million shares remained available for grant under the Plan. Options issued under the Plan are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of income:

		(in thousands)
		Three Months Ended
	Ref	December 31,
		2015	2014
DLH employees		$8	$96
Non-employee directors	(a)	324	177
Total compensation expense		$332	$273

Ref (a): Equity grants of restricted stock, in accordance with DLH compensation policy for non-employee directors. The shares granted in first quarter 2016 vested immediately, and stock expense of approximately $304 thousand was recognized accordingly. For the three months ended December 31, 2015, non-employee directors stock expense includes approximately $20 thousand related to prior year equity grants for which performance criteria was achieved in October 2015.

Unrecognized stock-based compensation expense

		(in thousands)
		Three Months Ended
		December 31,
	Ref	2015	2014
Unrecognized expense for DLH employees	(a)	$36	$249
Unrecognized expense for non-employee directors	(b)	76	125
Total unrecognized expense		$112	$374

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

Stock option activity for the three months ended December 31, 2015

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2015		2,324	$1.40	6.81	$3,649
Granted		—	—
Exercised	(a)	(100)	$1.23
Options outstanding, December 31, 2015		2,224	$1.40	6.49	$6,512

Ref (a): Shares exercised by an executive officer in December 2015.

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		Number of Shares
		December 31,
	Ref	2015	2014
Vested and exercisable		993	968
Unvested	(a)	1,231	1,368
Options outstanding		2,224	2,336

Ref (a): Certain awards vest upon satisfaction of certain performance criteria.

8. Fair Value of Financial Instruments

The Company has financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at December 31, 2015 and September 30, 2015 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

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

	(in thousands)
	Three Months Ended
	December 31,
	2015	2014
Numerator:
Net income (loss)	$(116)	$134
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	9,568	9,601
Effect of dilutive securities:
Stock options and restricted stock	514	447
Denominator for diluted net income per share - weighted-average outstanding shares	10,082	10,048

Net income (loss) per share - basic	$(0.01)	$0.01
Net income (loss) per share - diluted	$(0.01)	$0.01

10. Commitments and Contingencies

Contractual Obligations

		Payments Due By Period
Obligations		Less than	2-3	4-5	More than 5
(Amounts in thousands)	Total	1 Year	Years	Years	Years
Loan Payable (1)	$—	$—	$—	$—	$—
Operating Leases (2)	2,275	208	529	553	985
Total Obligations	$2,275	$208	$529	$553	$985

(1)     Represents the amounts recorded in respect of the loan payable due to Presidential Financial Corporation in accordance with the loan agreement.

(2) On April 27, 2015, as part of its facilities consolidation effort, the Company entered into a lease agreement (the “Lease”) with Piedmont Center, 1-4 LLC (the “Landlord”) for the premises known as Suite 700 at Three Piedmont Center, 3565 Piedmont Road, N.E. Atlanta, Georgia 30305. The rentable floor area of the demised premises is 12,275 square feet. The Lease expires 8.7 years following the “Rental Commencement Date” which occurred on September 1, 2015.

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

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development for the periods ended December 31, 2015 and September 30, 2015 was approximately $0.9 million.

Legal Proceedings

The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.

11. Subsequent Events:

As of January 6, 2016, approximately 547,000 additional stock options became vested and exercisable based upon satisfaction of certain performance criteria.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2015. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in the Company’s 2015 Annual Report on Form 10-K.

Forward Looking Strategic Overview

DLH’s strategic plan is to expand our proven health services and solutions within the growing Federal health field. Primary growth markets include mission-critical agency requirements (including, but not limited to, those of DoD, DVA, and HHS), such as:

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

Strategic growth: DLH will continue to actively review and position ourselves for a potential joint venture or strategic acquisition.

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

The approximate percentage of revenue derived from our services and solutions are shown in the following table:

	Three Months Ended
	December 31,
Revenue Stream	2015	2014
Healthcare Delivery Solutions % of Revenue	53%	52%
Logistics & Technical Services % of Revenue	47%	48%

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

DVA proposed “New Veterans Choice Program”

As required under the Surface Transportation and Veterans Health Care Choice Improvement Act of 2015, signed into law on July 31, 2015, the DVA sent a proposal to Congress on October 31, 2015. Entitled the New Veterans Choice Program, the DVA proposal would combine at least eight of the department’s community health care programs, including DVA Choice, into a single system designed to enhance veterans care and administration. The proposal would focus on improving five core areas in non-VA care: eligibility, access, health care networks, care coordination and provider payments. The plan would establish a single set of eligibility criteria for private care and expand access to emergency treatment and urgent care. The plan would also expand its health care network, with VA and other government health care networks serving as the core and enhanced by an improved external network of commercial and preferred providers. We believe that our health service offerings and our successful past performance with the DVA will allow us to compete effectively for opportunities within the proposed goals and we are closely following the legislative progress.

Federal spending increases in years 2016 and 2017:

On November 2, 2015, President Barack Obama signed into law a bipartisan budget bill that sets federal spending through fiscal years 2016 and 2017, and eases strict caps on spending by providing an additional $80 billion. The plan will lift caps on the appropriated spending passed by Congress each year by $50 billion in 2016 and $30 billion in 2017, evenly divided between defense and domestic programs. The law also increases the Pentagon's war fund by $32 billion over the next two years, evenly split between the Defense and State departments. These measures will provide stability and growth in the Federal contracting market, in general. Appropriation of the Fiscal 2016 federal budget was passed into law on December 18, 2015

Department of Health and Human Services (HHS) spending trends:

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

Results of Operations for the three months ended December 31, 2015 and December 31, 2014

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
Consolidated Statement of Operations:	December 31, 2015		December 31, 2014		Change (lower)
Revenue	$16,559	100.0%	$15,682	100.0%	$877	—%
Direct expenses	13,642	82.4%	13,149	83.8%	493	(1.4)%
Gross margin	2,917	17.6%	2,533	16.2%	384	1.4%
General and administrative expenses	2,515	15.2%	2,251	14.4%	264	0.8%
Depreciation and amortization	20	0.1%	23	0.1%	(3)	—%
Income from operations	382	2.3%	259	1.7%	123	0.6%
Other expense, net	(575)	(3.5)%	(36)	(0.2)%	(539)	(3.3)%
Income (loss) before income taxes	(193)	(1.2)%	223	1.4%	(416)	(2.6)%
Income tax (benefit) expense	(77)	(0.5)%	89	0.6%	(166)	(1.1)%
Net income (loss)	$(116)	(0.7)%	$134	0.9%	$(250)	(1.6)%

Net income (loss) per share - basic & diluted	$(0.01)		$0.01		$(0.02)

Revenues

For the three months ended December 31, 2015, revenue was $16.6 million, an increase of $0.9 million or 5.6% over the prior year quarter. The increase in revenue is due primarily to program management initiatives and expansion on existing contracts.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. For the three months ended December 31, 2015, direct expenses were $13.6 million, an increase of approximately $0.5 million or 3.7% over the prior year quarter on higher revenue. As a percentage of revenue, direct expenses decreased by approximately (1.4)%, with the improvement attributable to program performance and cost management.

Gross Margin

For the three months ended December 31, 2015, gross margin was approximately $2.9 million, an increase of approximately $0.4 million or 15.2% over prior year quarter on higher revenue and improved performance on contracts. As a percentage of revenue, first quarter gross margin rate of 17.6% increased by 1.4% over prior year first quarter. Favorable margin results are due principally to increased contribution from more complex contracts, and effective assignment of staff to deliver strong contract performance, with emphasis on improving productivity through application of our DLH differentiators ePRAT® and DLH SPOT-m™, as discussed earlier in this section. We continue to focus on internal measures to control costs and improve our margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. For the three months ended December 31, 2015, G&A expenses were approximately $2.5 million, an increase of approximately $0.3 million or 11.7% over the prior year quarter. The increase was due principally to managing our increased business volume and investing in business development resources. Non-cash stock option expense was $0.33 million and $0.27 million for the three months ended December 31, 2015 and 2014, respectively.

As a percentage of revenue, for the three months ended December 31, 2015, G&A expenses were approximately 15.2%, an increase of approximately 0.8% over the prior year quarter. The increase was due principally to managing our increased business volume and investing in business development resources, as previously noted.

Depreciation and Amortization

As a professional services organization, DLH has not required significant recurring expenditures on capital equipment and other fixed assets.

Income from Operations

Income from operations for the three months ended December 31, 2015, was approximately $0.4 million, an increase of approximately $0.1 million over the prior year quarter. The increase is due to improved gross margin of approximately $0.4 million, partially offset by G&A expense growth of $0.3 million, as described in the preceding paragraphs.

Other Expense, net

Other expense, net, includes interest and acquisition expenses. For the first quarter ended December 31, 2015, other expense, net, was approximately $(0.6) million, an unfavorable variance of approximately $(0.5) million over the prior year period. Consistent with our strategic growth plan, this increase is due principally to potential business acquisition activities, including advisory services, financial analysis, and legal support.

Loss before Income Taxes

For the three months ended December 31, 2015, loss before taxes was approximately $(0.2) million, an unfavorable variance of approximately $(0.4) million over the prior year first quarter. The $(0.2) million first quarter loss before income taxes is due principally to $(0.6) million other expense related to potential acquisition activities, consistent with our strategic growth plan, partially offset by $0.4 million income from operations.

Income Tax (Benefit) Expense

DLH recorded a $(0.1) million tax benefit on a $(0.2) million loss before taxes, compared to $0.1 million tax expense in the prior year period, resulting in a favorable tax variance of approximately $(0.2) million.

Net Loss

DLH incurred a net loss for the three months ended December 31, 2015 of approximately $(0.1) million, or $(0.01) per basic and diluted share, compared to net income of approximately $0.1 million, or $0.01 per basic and diluted share, in the prior year first quarter. The net loss of approximately $(0.1) million was due principally to $(0.6) million other expense related to potential acquisition activities, consistent with our strategic growth plan, partially offset by $0.4 million income from operations and an income tax benefit of $0.1 million.

Non-GAAP Financial Measures

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other items (“Adjusted EBITDA”) for first quarter ended December 31, 2015 was approximately $0.7 million, an increase of approximately $0.2 million, or 31.8%, over prior year first quarter. This increase was due principally to improved gross margin of approximately $0.4 million, partially offset by growth of cash expenses of $0.2 million. Diluted earnings per share on adjusted EBITDA for first quarter ended December 31, 2015 was $0.07 compared to $0.05 for prior year first quarter.

We use Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other items (“Adjusted EBITDA”) and “Fully-diluted EPS on adjusted EBITDA” as supplemental non-GAAP measures of our performance. We define Adjusted EBITDA as net income/(loss) adjusted to exclude (i) interest and other expenses, including acquisition expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses — equity grants. We compute EPS on adjusted EBITDA using fully diluted shares outstanding as computed for GAAP.

We exclude the following items in deriving Adjusted EBITDA:

•
Acquisition expenses are excluded because they do not relate to the ongoing operation of the existing business base and they tend to vary significantly based on the timing of proposed transactions. We believe that excluding this expense allows for improved comparability of results from period to period.

•	Equity compensation is excluded because it is non-cash in nature. We believe that excluding this expense allows for improved comparability of results from period to period.

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

Reconciliation of GAAP net income and EPS to adjusted EBITDA and EPS on adjusted EBITDA:

	Three Months Ended
	December 31,
($ in thousands except per share amounts)	2015	2014	Change
Net income (loss)	$(116)	$134	$(250)
(i) Interest and other (income) expense (net):
(i)(a) Interest and other expense	—	37	(37)
(i)(b) Acquisition expenses	575	—	575
(ii) Provision for (benefit from) taxes	(77)	89	(166)
(iii) Depreciation and amortization	20	23	(3)
(iv) G&A expenses - equity grants	332	274	58
Adjusted EBITDA	$734	$557	$177

Weighted-average outstanding shares fully diluted	10,082	10,048	34

Fully diluted EPS on GAAP net income (loss)	$(0.01)	$0.01	$(0.02)
Adjustments to derive adjusted EBITDA EPS:
(i) Interest and other expense, net:
(i)(a) Interest and other expense	$—	$—	$—
(i)(b) Acquisition expenses	$0.06	$—	$0.06
(ii) Provision for income taxes	$(0.01)	$0.01	$(0.02)
(iii) Depreciation and amortization	$—	$—	$—
(iv) G&A expenses — equity grants	$0.03	$0.03	$—
Diluted EPS on Adjusted EBITDA	$0.07	$0.05	$0.02

Liquidity and Capital Resources

Presently, the Company derives all of its revenue from agencies of the federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the three months ended December 31, 2015 and 2014, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 95% and 97% of revenue for the three months ended December 31, 2015 and 2014, respectively.

Accordingly, DLH remains dependent upon the continuation of its relationship with the DVA. As of December 31, 2015, these awards from the DVA have stated periods of performance ranging from approximately one to three years. Our existing DVA Consolidated Mail Order Pharmacy Healthcare contract began in November, 2011 and is anticipated to run through October 2016, though these terms may be extended or bridged to allow for a competitive procurement event. The contract is expected to recompete for another five year term beginning in November 2016, and DLH intends to aggressively pursue the renewal contract. Our existing DVA Consolidated Mail Order Pharmacy Medical Logistics contract began in December 2013, with an anticipated five-year period of performance ending in November 2018. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide to the

DVA under these awards. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

Cash position at December 31, 2015

For the first quarter ended December 31, 2015, the Company generated operating income of $0.4 million and incurred a net loss of approximately $(0.1) million attributed to non-operational expense described earlier in this section. At December 31, 2015, the Company had cash and cash equivalents of approximately $6.0 million, net working capital surplus of approximately $4.7 million, and no debt on our line of credit.

Our cash position continued to improve during the first quarter ended December 31, 2015. Selected sources and uses of cash are shown in the table below, (amounts in millions):

		First Quarter Ended
	Ref	12/31/15
Cash and cash equivalents	(a)	$6.0
Borrowing on line of credit	(b)	$0.0
Line of credit availability	(c)	$2.6
Adjusted EBITDA	(d)	$0.7
Cash flows from operating activities	(e)	$0.5
Cash flows used in investing and financing activities	(f)	$0.0
Working capital (current assets minus current liabilities)	(g)	$4.7

Ref (a): At December 31, 2015, the Company had cash deposits on hand of approximately $6.0 million.

Ref (b): The Company had no borrowing on our line of credit at December 31, 2015.

Ref (c): At December 31, 2015, our available loan reserves were approximately $2.6 million, comprised of approximately $1.4 million in stand by letter of credit reserve and $1.2 million of unused loan capacity.

Ref (d): Adjusted EBITDA of approximately $0.7 million represents income from operations before reductions for non-cash operating expenses and depreciation. It is an internal measure used by management to gauge the amount of cash generated from operations.

Ref (e): Cash flows from operating activities increased $0.5 million due principally to improved profitability.

Ref (f): Cash flows used in investing and financing activities for the year ended December 31, 2015 were minimal, at approximately $(0.04) million.

Ref (g): We had approximately $4.7 million in surplus working capital at December 31, 2015, a $0.1 million improvement during the first quarter of 2016. This was due principally to generating $0.7 million from profitable cash operations, as shown in our Adjusted EBITDA table above, offset by non-operational other expense of $(0.6) million as described earlier in this section.

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

Management's assessment of cash and cash equivalents at December 31, 2015

Management believes, at present, that: (a) cash and cash equivalents of approximately $6.0 million as of December 31, 2015; (b) the amount available under its line of credit (which is limited to the amount of eligible assets); (c) planned operating cash flow; and (d) continued emphasis on cost control initiatives should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”), as amended, with Presidential Financial Corporation (the “Lender”). Under the Loan Agreement, the Lender agreed to provide an initial two (2) year secured loan facility with renewal options to DLH Solutions. The current term of the Loan Agreement expires on July 29, 2016 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. The current available line of credit maximum amount is $6.0 million, with an unbilled accounts facility of the Loan Agreement currently set at a maximum of $1.0 million. Presently, the maximum availability under this loan facility is $3.0 million (the "Sublimit"), subject to eligible accounts receivable, excluding retroactive billings. The Company’s ability to increase the Sublimit of its available credit is subject to the satisfaction of certain conditions, including (i) the Company's (a) demonstrated need for the increase and (b) compliance with the Loan Agreement, and (ii) the Lender’s consent, in its sole discretion, to increase the Sublimit. At December 31, 2015, our loan availability was approximately $2.57 million, comprised of a $1.35 million letter of credit reserve and $1.22 million of unused loan capacity. As of December 31, 2015, there was no outstanding loan balance.

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

Contractual Obligations

		Payments Due By Period
Obligations		Less than	2-3	4-5	More than 5
(Amounts in thousands)	Total	1 Year	Years	Years	Years
Loan Payable (1)	$—	$—	$—	$—	$—
Operating Leases (2)	2,275	208	529	553	985
Total Obligations	$2,275	$208	$529	$553	$985

(1)     Represents the amounts recorded in respect of the loan payable due to Presidential Financial Corporation in accordance with the loan agreement.

(2) On April 27, 2015, as part of its facilities consolidation effort, the Company entered into a lease agreement (the “Lease”) with Piedmont Center, 1-4 LLC (the “Landlord”) for the premises known as Suite 700 at Three Piedmont Center, 3565 Piedmont Road, N.E. Atlanta, Georgia 30305. The rentable floor area of the demised premises is 12,275 square feet. The Lease expires 8.7 years following the “Rental Commencement Date” which occurred on September 1, 2015.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 6 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2015, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 29 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended December 31, 2015. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s first fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2015 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

During fiscal first quarter ended December 31, 2015, the Company did not repurchase any shares of its common stock pursuant to the program. As of December 31, 2015 there is a total of $77 thousand remaining for repurchases under the program.

The following table provides certain information with respect to the status of our stock repurchase program as of first quarter ended December 31, 2015:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 2015	—	$—	—	$77
November 2015	—	$—	—	$77
December 2015	—	$—	—	$77
First Quarter Total	—	$—	—	$77

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
On December 22, 2015, the Company granted an aggregate of 92,500 shares of non-restricted stock to its non-executive directors consistent with its compensation policy for non-executive directors. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: February 9, 2016