Form 10-Q
period 2016-03-31
DLH Holdings Corp.
filed 2016-05-16
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to

Commission File No. 0-18492

DLH HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

New Jersey	22-1899798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3565 Piedmont Road, NE, Building 3, Suite 700
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  9,716,929 shares of Common Stock, par value $.001 per share, were outstanding as of April 30, 2016.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended March 31, 2016

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue	$16,934	$15,893	$33,493	$31,575
Direct expenses	13,710	13,163	27,352	26,312
Gross margin	3,224	2,730	6,141	5,263
General and administrative expenses	2,513	2,197	5,028	4,448
Depreciation and amortization	22	18	42	41
Income from operations	689	515	1,071	774
Total other income (expense), net	(127)	(651)	(702)	(687)
Income (loss) before income taxes	562	(136)	369	87
Income tax expense(benefit)	225	(54)	148	35
Net income (loss)	$337	$(82)	$221	$52

Net income (loss) per share - basic	$0.04	$(0.01)	$0.02	$0.01
Net income (loss) per share - diluted	$0.03	$(0.01)	$0.02	$0.01

Weighted average common shares outstanding
Basic	9,717	9,588	9,642	9,595
Diluted	10,666	9,588	10,540	10,007

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	(unaudited)
	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,934	$5,558
Accounts receivable, net	3,354	3,286
Deferred taxes, net	982	982
Other current assets	484	429
Total current assets	11,754	10,255
Equipment and Improvements	329	336
Deferred taxes, net	9,286	9,325
Goodwill	8,595	8,595
Other long-term assets	66	113
Total assets	$30,030	$28,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued payroll	$2,617	$2,795
Accounts payable, accrued expenses, and other current liabilities	3,813	2,851
Total current liabilities	6,430	5,646
Other long term liabilities	168	109
Total liabilities	6,598	5,755
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued and outstanding 9,717 at March 31, 2016 and 9,551 at September 30, 2015	10	10
Additional paid-in capital	76,717	76,375
Accumulated deficit	(53,295)	(53,516)
Total shareholders’ equity	23,432	22,869
Total liabilities and shareholders' equity	$30,030	$28,624

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Six Months Ended
	March 31,
	2016	2015
Operating activities
Net income	$221	$52
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including financing costs	42	41
Non-cash equity grants	342	346
Deferred taxes, net	39	35
Settlement of retroactive payment claim, net	—	629
Changes in operating assets and liabilities
Accounts receivable	(68)	(165)
Other current assets	(55)	21
Accounts payable, accrued payroll, accrued expenses and other current liabilities	784	(378)
Other long term assets/liabilities	153	6
Net cash provided by operating activities	1,458	587

Investing activities
Purchase of equipment and improvements	(35)	(98)
Net cash used in investing activities	(35)	(98)

Financing activities
Repayments of capital lease obligations	(47)	—
Repurchased shares of common stock subsequently canceled	—	(175)
Net cash used in financing activities	(47)	(175)

Net increase in cash and cash equivalents	1,376	314
Cash and cash equivalents at beginning of period	5,558	3,908
Cash and cash equivalents at end of period	$6,934	$4,222

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$—	$19
Cash paid during the period for income taxes	$105	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended September 30, 2015 filed with the Securities and Exchange Commission on December 16, 2015. The consolidated financial statements include the accounts of DLH and its subsidiaries prior to the business acquisition described below since the transaction was not completed until after the period covered by the financial statements included in this Quarterly Report on Form 10-Q.

2. Business Overview

For more than 25 years, DLH Holdings Corp. ("DLH"), has provided professional services to the U.S. Government. Headquartered in Atlanta, Georgia, DLH employs over 1,250 skilled healthcare and support personnel, technicians, logisticians, and engineers at more than 30 locations around the United States. DLH’s operating subsidiary, DLH Solutions, Inc., is organized into two major market areas: Healthcare Delivery Solutions and Medical Logistics & Technical Services. Our government customers, a majority of whom are within the Departments of Veterans Affairs (“DVA”) and Defense (“DoD”), benefit from our proven leadership, processes, technical excellence, industry-leading productivity and affordability enhancement tools, and Lean Six Sigma-based quality improvement processes. The remaining portion of DLH’s business is comprised of customers within other Federal agencies, including the Departments of Interior, Justice, and Agriculture at locations throughout the United States.

DLH Holdings Corp. (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our") manages its operations from its principal executive offices at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta Georgia 30305.

Presently, the Company derives all of its revenue from agencies of the Federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended March 31, 2016 and 2015, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the DVA, at 96% of revenue for the six months ended March 31, 2016 and 2015, respectively. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of March 31, 2016 and 2015. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 4, Supporting Financial Information-Accounts Receivable.

DLH remains dependent upon the continuation of its relationship with the DVA. As of March 31, 2016, awards from the DVA have anticipated periods of performance ranging from approximately one to up to three years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to the DVA under its current contracts, we believe that our strong working relationship and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with the DVA.

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

In June 2014, the FASB issued guidance related to accounting for share-based payments for certain performance stock awards. In March 2016, the FASB issued updated guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The amendments in this update affect all entities that issue share-based payment awards to their employees. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact of this guidance.

In August 2014, the FASB issued guidance regarding management's going concern evaluations. The guidance requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. The guidance is effective for all entities for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not believe the standard will have a material impact on our financial statement disclosures.

In June 2015, the FASB issued guidance covering a wide range of topics in the codification to make minor corrections or minor improvements. These changes are not expected to have a significant effect on current accounting practice or create a significant administrative cost. The guidance is effective for all entities beginning after December 15, 2015, and for annual and interim periods thereafter, and early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In August 2015, the FASB issued guidance regarding presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements, adding SEC paragraphs in conjunction with simplifying the presentation of debt issuance costs. The guidance requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of this guidance.

In September 2015, the FASB issued guidance regarding business combinations for which the accounting is incomplete by the end of the reporting period in which the combination occurs, and during the measurement period have an adjustment to provisional amounts recognized. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update, with earlier application permitted for financial statements that have not been issued. This standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes, and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the timing and method of applying this update.

In February 2016, the FASB issued guidance intended to improve financial reporting for leasing transactions with a lease term of more than 12 months. The new guidance will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flow arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP - which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the impact of this guidance.

4. Supporting Financial Information

Accounts Receivable

		(in thousands)
		March 31,	September 30,
	Ref	2016	2015
Billed receivables		$2,289	$2,498
Unbilled receivables		1,065	788
Total accounts receivable		3,354	3,286
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$3,354	$3,286

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. Our allowance for doubtful accounts was zero at both March 31, 2016 and September 30, 2015.

Accrued Payroll

		(in thousands)
		March 31,	September 30,
	Ref	2016	2015
Accrued payroll related to billed receivables		$1,879	$2,259
Accrued payroll related to unbilled accounts receivable		738	536
Total accrued payroll		$2,617	$2,795

Other Current Assets

		(in thousands)
		March 31,	September 30,
	Ref	2016	2015
Prepaid insurance and benefits		$302	$156
Other prepaid expenses		182	273
Other current assets		$484	$429

Equipment and improvements, net

		(in thousands)
		March 31,	September 30,
	Ref	2016	2015
Furniture and equipment		$202	$197
Computer equipment		186	162
Computer software		303	297
Leasehold improvements		63	63
Total fixed assets		754	719
Less accumulated depreciation and amortization		(425)	(383)
Equipment and improvements, net	(a)	$329	$336

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Accounts Payable, Accrued Expenses, and Other Current Liabilities

		(in thousands)
		March 31,	September 30,
	Ref	2016	2015
Accounts payable		$979	$87
Accrued benefits		991	267
Accrued bonus and incentive compensation		164	858
Accrued workers compensation insurance		923	945
Other accrued expenses		756	694
Accounts payable, accrued expenses, and other current liabilities		$3,813	$2,851

Other Income (Expense)

		(in thousands)		(in thousands)
		Three Months Ended		Six Months Ended
		March 31,		March 31,
	Ref	2016	2015	2016	2015
Interest expense, net		$—	$(25)	$—	$(49)
Other expense, net	(a)	(127)	(626)	(702)	(638)
Total other income (expense), net		$(127)	$(651)	$(702)	$(687)

Ref (a): Current year primarily reflects non-operational expense related to DLH acquisition activities. Prior year primarily reflects a one-time charge related to settlement of the retroactive payment claim in March 2015.

5. Liquidity

At March 31, 2016, the Company had cash and cash equivalents of approximately $6.9 million, net working capital of approximately $5.3 million, and an accumulated deficit of approximately $(53) million. For the six months ended March 31, 2016, the Company realized operating income of approximately $1.1 million and net income of approximately $0.2 million, as compared to operating income and net income of approximately $0.8 million and $0.1 million, respectively, for the six months ended March 31, 2015.

The Company has a credit facility with a lending institution which provides a maximum amount of $6 million. The current term of the credit facility expires on July 29, 2016 and thereafter shall automatically renew on each anniversary date thereof for subsequent twelve month terms unless terminated by either party. At March 31, 2016 the maximum availability under this loan facility was $3 million, subject to eligible accounts receivable.  The interest rate on both the Accounts Receivable and Unbilled Accounts portion of the loan was 4.0% at March 31, 2016, and September 30, 2015.  At March 31, 2016, our unused loan availability was approximately $2.5 million, comprised of a $0.9 million letter of credit reserve and $1.6 million of unused loan capacity. DLH required no borrowing on the credit facility during second quarter ended March 31, 2016.

Management believes that: (a) cash and cash equivalents of approximately $6.9 million as of March 31, 2016; (b) the amount available under its line of credit that was in effect at March 31, 2016, and under its subsequent credit facility effective May 2, 2016 (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

Refer to Subsequent Events Note 11 regarding the Company's acquisition of Danya International, LLC on May 3, 2016 and its Current Report on Form 8K filed with the SEC on May 6, 2016 reporting the financing and loan arrangements.

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

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2015, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2015. For the six months ended March 31, 2016, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill.

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

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either March 31, 2016 and 2015. We report interest and penalties as a component of income tax expense. In the fiscal quarters ended March 31, 2016 and 2015, we recognized no interest and no penalties related to income taxes.

The Company has adequate net operating loss carryforwards to offset against any taxable income in the current period. The Company has deferred tax assets before valuation allowance of $12.0 million and $12.1 million as of March 31, 2016 and September 30, 2015, respectively. We have recorded a valuation allowance of 1.8 million as of March 31, 2016 and September 30, 2015. Tax years open for examination are 2011 and forward.

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

7. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

All grants of equity represented in these financial statements for the period ended March 31, 2016, were made under the 2006 Long Term Incentive Plan. The 2006 plan expired on February 25, 2016, upon shareholders' approval of the 2016 Omnibus Equity Incentive Plan. No awards have been issued under the newly adopted 2016 Plan, and as of March 31, 2016, there were 1.0 million shares available for grant.

Options issued under the 2006 Plan were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)		(in thousands)
		Three Months Ended		Six Months Ended
	Ref	March 31,		March 31,
		2016	2015	2016	2015
DLH employees		$6	$72	$14	$169
Non-employee directors	(a)	4	—	328	177
Total stock option expense		$10	$72	$342	$346

Ref (a): Equity grants of restricted stock, in accordance with DLH compensation policy for non-employee directors. The shares granted in first quarter 2016 vested immediately, and stock expense of approximately $304 thousand was recognized accordingly. For the six months ended March 31, 2016, non-employee directors stock expense includes approximately $25 thousand related to prior year equity grants for which performance criteria was achieved in October 2015.

Unrecognized stock-based compensation expense

		(in thousands)
		Six Months Ended
		March 31,
	Ref	2016	2015
Unrecognized expense for DLH employees	(a)	$30	$177
Unrecognized expense for non-employee directors	(b)	71	125
Total unrecognized expense		$101	$302

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

Stock option activity for the six months ended March 31, 2016

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2015		2,324	$1.40	6.81	$3,649
Granted
Exercised	(a)	(100)	$1.40
Options outstanding, March 31, 2016		2,224	$1.40	6.26	$5,711

Ref (a): Shares exercised by an executive officer in December 2015.

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		Number of Shares
		March 31,
	Ref	2016	2015
Vested and exercisable		1,540	968
Unvested	(a)	684	1,368
Options outstanding		2,224	2,336

Ref (a): Certain awards vest upon satisfaction of certain performance criteria.

8. Fair Value of Financial Instruments

The Company has financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at March 31, 2016 and September 30, 2015 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

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

	(in thousands)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Numerator:
Net income (loss)	337	(82)	221	52
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	9,717	9,588	9,642	9,595
Effect of dilutive securities:
Stock options and restricted stock	949	—	898	412
Denominator for diluted net income per share - weighted-average outstanding shares	10,666	9,588	10,540	10,007

Net income (loss) per share - basic	$0.04	$(0.01)	$0.02	$0.01
Net income (loss) per share - diluted	$0.03	$(0.01)	$0.02	$0.01

10. Commitments and Contingencies

Contractual Obligations

		Payments Due By Period
Obligations		Less than	1-3	4-5	More than 5
(Amounts in thousands)	Total	1 Year	Years	Years	Years
Loan Payable (1)	$—	$—	$—	$—	—
Facility Leases (2)	2,224	202	551	275	1,196
Equipment Leases (3)	117	94	23	—	—
Total Obligations	$2,341	$296	$574	$275	$1,196

(1) Represents the amounts payable on our credit facility with a lending institution. As of March 31, 2016 there were no outstanding amounts.

(2) Represents amounts committed on facility lease agreements as of March 31, 2016.

(3) Represents amounts committed on leased equipment agreements as of March 31, 2016.

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development for the periods ended March 31, 2016 and September 30, 2015 was $0.92 million and 0.95 million, respectively.

Legal Proceedings

The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.

11. Subsequent Events:

Acquisition of Danya International, LLC

On May 3, 2016, the Company acquired 100% of the equity interests of Dayna International, LLC for a purchase price of $38.75 million plus transaction expenses. The acquisition was financed through a combination of borrowings of $30.0 million under the Company’s senior credit facility described below, cash on hand of approximately $5.0 million, shares of common stock issued to the Seller with a value of $2.5 million, and $2.5 million pursuant to a subordinated loan arrangement with the

Company’s largest stockholder. After giving effect to the issuance of the shares of common stock issued to Seller at closing, Seller will beneficially own approximately 6.5% of the Company’s outstanding shares.

The acquisition of Danya International is consistent with the Company’s growth strategy, which calls for the development of new customers and service offerings both organically and through mergers and acquisitions. The Company will include the results of operations of Danya International in its financial statements for reporting periods commencing from the closing date forward.

The Company entered into a Loan Agreement (the “New Credit Agreement”), with Fifth Third Bank (the “Bank”) to establish a new credit facility to provide partial financing for the acquisition of Danya in the form of up to $35.0 million of new secured debt. The New Credit Agreement consists of (i) a secured revolving credit facility in an aggregate principal amount of up to $10.0 million (the “Revolving Credit Facility”) and (ii) a secured term loan with an aggregate principal amount of $25.0 million (the “Term Loan” and together with the Revolving Credit Facility, the “Credit Facilities”). At closing, the Company received the entire amount of the $25.0 million Term Loan and drew down $5.0 million from the Revolving Credit Facility

The Term Loan matures on May 1, 2021 and the Revolving Credit Facility matures on May 1, 2018. The Term Loan and Revolving Credit Facility bear interest at the rate of LIBOR plus a margin of 3.0%. The Credit Facilities are secured by liens on substantially all of the assets of DLH and Danya. The principal of the Term Loan is payable in fifty-nine consecutive monthly installments of $312,500 beginning in June 2016, and the balance is payable on the Term Loan maturity date.

Commencing with the fiscal year ending September 30, 2017, the Company will be required to remit to the Bank an amount of 75% of excess cash flow, as defined in the New Credit Agreement, to further reduce the outstanding principal of, and interest on, the Term Loan. The required excess cash flow payment will be reduced to 50% if the ratio of Funded Indebtedness to Adjusted EBITDA ratio is less than 2.5 to 1.0, but greater than or equal to 2.0 to 1.0. No excess cash flow payments are required if the ratio is below 2.0 to 1.0.

The New Credit Agreement contains customary covenants and events of default. The New Credit Agreement requires the Company to comply with certain financial covenants including (i) a minimum fixed charge coverage ratio of at least 1.35 to 1.0 commencing with the quarter ending June 30, 2016 and for all subsequent periods and (ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 2.99 to 1.0 at closing and thereafter a ratio ranging from 3.5 to 1.0 for the period through September 30, 2016 to 2.5 to 1.0 for the period ending September 30, 2018.

In accordance with Accounting Standards Codification 805, Business Combinations, a public entity is required to disclose pro forma information for business combinations that are material on an individual or aggregate basis that occurred in the current reporting period or that occurred subsequent to the current reporting period and before the filing of the Company’s financial statements, unless it is impracticable to do so. At the present time, management is completing its valuation of acquired assets and assumed liabilities, and expects that a majority of the purchase price will be allocated to intangible assets, including goodwill. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates.  All goodwill and intangible asset amortization related to the acquisition is expected to be deductible for income tax purposes.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2015. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our 2015 Annual Report on Form 10-K.

Strategic growth initiatives:

On May 3, 2016, we acquired Danya International, LLC (“Danya”) for a purchase price of $38.75 million. Danya provides technology-enabled program management, consulting, and digital communications solutions to federal government and other customers. We acquired Dayna, among other reasons, to expand our ability to provide complementary business services and offerings across government markets. The acquisition of Danya and related closing expenses was funded through a borrowing of $30.0 million on our newly established term loan and revolving line of credit, a $2.5 million subordinated loan from our largest shareholder, shares of our common stock with a value of $2.5 million and approximately $5.0 million of cash on hand. The consolidated financial statements include the accounts of DLH and its subsidiaries prior to this acquisition since the transaction was not completed until after the period covered by the financial statements included in this Quarterly Report on Form 10-Q.

This acquisition is in line with our strategic growth initiatives, and we intend to continue to review and position ourselves for other potential joint venture or strategic acquisition opportunities in the future as circumstances may warrant.

Market Expansion Initiatives:

DLH’s strategic plan includes expanding into adjacent federal government service markets. By maximizing the quality and efficiency of our proven health services and solutions delivered to our federal customers, we plan to pursue and capture an increased share of federal services that focus on human health, wellbeing, pharmaceutical delivery, social, and environmental sciences.

DLH is proud of our skilled, lean and effective corporate and operational teams, with our resultant low overhead cost that we believe enables us to deliver cost effective, quality results, as well as competitive bids on new and recompete Federal proposals.
We believe our further competitive advantages include:

Enabling Technology. DLH will continue to develop "enabling technology" to enhance our service offerings and solutions. We plan to continue to leverage our differentiation tools and technology to deliver efficient, high-value performance in partnership with and in support of customers, teams, and end-users. Current technology differentiators include:

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

DLH SPOT-m® - a unique approach to integration of people, processes, and technology tools to measure, manage and optimize our performance at project or enterprise levels.

Proven Quality. DVA Consolidated Mail Order Pharmacy earned J.D. Powers highest overall satisfaction score among mail order pharmacies for the past 6 years. DLH is the exclusive provider of the CMOP’s mission critical services to veterans.

Teaming partner relationships. DLH intends to continue to develop and expand our teaming partner relationships, in order to broaden our service offerings in the growing Federal health market, and to provide our customers with cost benefits and efficiencies through synergies with our partners.

Continued organic growth. Continue expansion through organic growth as a prime contractor by delivering quality services and cost effective solutions to our customers. Organic growth contributed to a 10.5% compound annual growth rate (CAGR) over the two most recent fiscal years, from $53.5 million for fiscal year 2013 to $65.3 million for fiscal 2015.

Business Overview

DLH serves clients throughout the United States as a healthcare services provider to the Federal Government in health, medical logistics and technical services. Subsequent to the second quarter financial period covered by this Quarterly Report on Form 10Q, DLH acquired privately held Danya International, a leading provider of technology-enabled program management, consulting, and digital communications solutions.

We believe this acquisition significantly enhances our capabilities and enables us to achieve multiple objectives of our growth plan. We expect to leverage our combined experience in mission-critical federal programs to focus on expanding within the federal health IT market. Danya's capabilities include managing, monitoring, and supporting large-scale healthcare and human services programs across the continuum of care and case management. Danya’s monitoring and evaluation services to the Department of Health and Human Services are critical to ensuring that education, health, and social standards are being achieved to ensure school readiness for underprivileged children. DLH provides proven, cost effective, quality professional services and solutions within the growing Federal healthcare and medical logistics market. Our market focus is service members and veterans’ requirements for telehealth, pharmaceuticals, behavioral healthcare, medication therapy management, process management, and healthcare delivery. DLH’s flagship contracts support all seven of the DVA’s Consolidated Mail Outpatient Pharmacy locations, fulfilling mission-critical services ensuring that our nation’s veterans receive prescriptions in a timely and accurate manner. Consequently, we believe that Danya complements DLH’s services with significant operational synergies that we expect will serve the existing customer base along with expanding the base to additional government agencies. Specifically, we believe Danya’s public health expertise with the CDC and the U.S. Navy will enhance DLH’s advancement into several key areas, including:

•	Medication adherence and medication therapy management solutions;

•	Telehealth research and service offerings to the Department of Defense and federal civilian agencies;

•	Health IT and information systems solutions and services; and

•	Case management system solutions and services.

Together, we believe the two companies are better positioned to execute on their respective programs and missions going forward, and are also able to leverage their combined capabilities to target larger opportunities that would have previously been unavailable to either company standalone.

DLH pre-acquisition legacy offerings have been segregated into two broad Federal markets: healthcare delivery solutions and medical logistics and technical solutions. Our services are provided to government agencies including the Department of Veteran Affairs, Defense Health Agency, Department of Interior, and others. The approximate percentage of revenue derived from DLH legacy services and solutions are shown in the following table:

	Six Months Ended
	March 31,
Federal Market Areas	2016	2015
Healthcare delivery solutions	53%	52%
Medical logistics & technical services	47%	48%
Total	100%	100%

Healthcare Delivery Solutions

Healthcare delivery solutions provides a broad continuum of care for our nation's servicemen/women and veterans in various settings and facilities. These include Military Treatment Facilities (MTFs), Medical Centers, Community-based Outpatient Clinics (CBOCs), and Pharmacy Distribution Centers (including VA Consolidated Mail-order Outpatient Pharmacy). We leverage our network of over 400 active clinicians and other healthcare workers throughout selected regions in the US, applying differentiating tools, databases and technology (including e-PRAT® and SPOT-m®) to deliver these services. For over a decade, DLH Solutions has been serving the DVA and DoD in providing qualified medical and other professionals in a variety of positions. As more and more federal and DoD programs increase their performance-based requirements, DLH Solutions' workforce profile of medical talent and credentials will help it to compete and differentiate itself in the market place. Our healthcare and medical service new business pipeline adds important credentials strategically linked to diversifying and profitably growing our Healthcare Delivery Solutions business base. Professional services have included case management, health and injury assessment, critical care, medical/surgical, emergency room/trauma center, counseling, behavioral health and traumatic brain injury management, medical systems analysis, and medical logistics. While the DVA is its largest customer in this business unit, the Company has focused on leveraging that experience in adjacent healthcare markets within DoD and other federal agencies.

Medical Logistics and Technical Services

Medical logistics and technical services draws heavily upon our proven logistics expertise and processes. DLH resources possess expertise covering a wide range of logistics, readiness and project engineering. The experience of our project personnel is diverse from operational unit level to systems and program office experience. Our core competencies include supply chain management, lifecycle management of medical devices, analytics and decision support systems and research studies and services. In addition, we provide program and project management, systems engineering and applicable information technology services, integrated logistics support (including operational systems), and readiness assessments.

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

Forward Looking Business Trends

Our strategic business capture initiatives emphasize service members and veterans' requirements for telehealth services, behavioral healthcare, medication therapy management, health IT commodities, process management, clinical systems support, and healthcare delivery. We believe these business development priorities will position DLH to expand within top national priority programs and funded areas.

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

Federal spending increases in years 2016 and 2017:

On November 2, 2015, President Barack Obama signed into law a bipartisan budget bill that sets federal spending through fiscal years 2016 and 2017, and eases strict caps on spending by providing an additional $80 billion. Appropriation of the Fiscal 2016 federal budget was passed into law on December 18, 2015. The plan lifts caps on the appropriated spending passed by Congress each year by $50 billion in 2016 and $30 billion in 2017, evenly divided between defense and domestic programs. The law also increases the Pentagon's war fund by $32 billion over the next two years, evenly split between the Defense and State departments. These measures will provide stability and growth in the Federal contracting market, in general.

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

Continued focus on small business participation in Federal contracting:

The Federal government has an overall goal of 23% of prime contracts flowing to small business contractors, with a means of achieving these goals through the structuring of set-asides in Federal agencies requests for proposal. As a part of our growth plan, DLH may elect to team in support of these small businesses for specific pursuits that align with our strategic roadmap.

Results of Operations for the three months ended March 31, 2016 and 2015

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended				Change in
Consolidated Statement of Income:	March 31, 2016		March 31, 2015		$	% of Rev
Revenue	$16,934	100.0%	$15,893	100.0%	$1,041	—%
Direct expenses	13,710	81.0%	13,163	82.8%	547	(1.8)%
Gross margin	3,224	19.0%	2,730	17.2%	494	1.8%
General and administrative expenses	2,513	14.8%	2,197	13.8%	316	1.0%
Depreciation and amortization	22	0.1%	18	0.1%	4	—%
Income from operations	689	4.1%	515	3.2%	174	0.9%
Other income (expense), net	(127)	(0.7)%	(651)	(4.1)%	524	3.4%
Income (loss) before income taxes	562	3.3%	(136)	(0.9)%	698	4.2%
Income tax expense(benefit)	225	1.3%	(54)	(0.3)%	279	1.6%
Net income (loss)	$337	2.0%	$(82)	(0.5)%	$419	2.5%

Net income (loss) per share - basic	$0.04		$(0.01)		$0.05
Net income (loss) per share - diluted	$0.03		$(0.01)		$0.04

Revenues

Revenue for the three months ended March 31, 2016 was $16.9 million, an increase of $1.0 million or 6.6% over prior year quarter. The increase in revenue is due primarily to expansion on existing contracts vehicles resulting from program management and customer satisfaction with our services.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the three months ended March 31, 2016 were $13.7 million, an increase of approximately $0.5 million, or 4.2% over prior year quarter on higher revenue. As a percentage of revenue, direct expenses decreased by approximately (1.8)% with the improvement attributable to program performance and cost management.

Gross Margin

For the three months ended March 31, 2016, gross margin was approximately $3.2 million, an increase of approximately $0.5 million or 18.1% over prior year quarter on higher revenue and improved performance on contracts. As a percentage of revenue, second quarter gross margin rate of 19.0% increased by 1.8% over prior year quarter. Favorable gross margin results are due principally to increased contribution from more complex contracts, and effective assignment of staff to deliver strong contract performance, with emphasis on improving productivity through application of our DLH differentiators ePRAT® and DLH SPOT-m®, as discussed earlier in this section. We continue to focus on internal measures to control costs and improve our gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. For the three months ended March 31, 2016, G&A expenses were approximately $2.5 million, an increase of approximately $0.3 million or 14.4% over the prior year quarter. As a percentage of revenue, G&A expenses were approximately 14.8%, an increase of approximately 1.0% over the prior year quarter. The increase in expenses was due principally to additional program and operational resources to manage and grow our business volume, and increased business development resources to pursue and capture new business opportunities.

Depreciation and Amortization

As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets.

Income from Operations

Income from operations three months ended March 31, 2016 was approximately $0.7 million, an increase of approximately $0.2 million or 33.8% over the prior year quarter. The improvement is due to increased gross margin of approximately $0.5 million, partially offset by $0.3 million expenses as described in the preceding paragraphs.

Other Expense, net

Other expense, net, for the current fiscal year includes non-operational expenses related to the acquisition of Danya International that closed on May 3, 2016. Prior year other expense, net, included interest expense and a one-time charge related to settlement of the retroactive payment claim in March 2015. For the three months ended March 31, 2016, other expense, net, was approximately $(0.1) million, a reduction of approximately $0.5 million over the prior year period which included the retroactive payment claim settlement.

Income (Loss) before Income Taxes

For the three months ended March 31, 2016, income before taxes was approximately $0.6 million, attributable to $0.7 million income from operations, partially offset by $(0.1) million other expense as described in the preceding paragraph. This represents an improvement of approximately $0.7 million over the prior year quarter, which was impacted by the March 2015 settlement of the retroactive payment claim.

Income Tax Expense

For the three months ended March 31, 2016, DLH recorded a $0.2 million provision for taxes on net income, compared to a tax (benefit) of $(0.1) million in the prior year quarter, resulting in increased tax expense of approximately $0.3 million in the current year quarter.

Net Income

Net income for the three months ended March 31, 2016 was approximately $0.3 million, or $0.04 per basic share and $0.03 per diluted share, compared to net loss of $(0.1) million, or $(0.01) per basic and diluted share, in the prior year quarter. Net income improvement of approximately $0.4 million, or $0.05 per basic share and $0.04 per diluted share, was due principally to $0.2 million increased income from operations, a $0.5 million reduction in non-operational other expense, partially offset by a $0.3 million increase in provision for taxes.

Results of Operations for the six months ended March 31, 2016 and 2015

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Six Months Ended				Change in
Consolidated Statement of Income:	March 31, 2016		March 31, 2015		$	% of Rev
Revenue	$33,493	100.0%	$31,575	100.0%	$1,918	—%
Direct expenses	27,352	81.7%	26,312	83.3%	1,040	(1.6)%
Gross margin	6,141	18.3%	5,263	16.7%	878	1.6%
General and administrative expenses	5,028	15.0%	4,448	14.1%	580	0.9%
Depreciation and amortization	42	0.1%	41	0.1%	1	—%
Income from operations	1,071	3.2%	774	2.5%	297	0.7%
Other income (expense), net	(702)	(2.1)%	(687)	(2.2)%	(15)	0.1%
Income before income taxes	369	1.1%	87	0.3%	282	0.8%
Income tax expense(benefit)	148	0.4%	35	0.1%	113	0.3%
Net income	$221	0.7%	$52	0.2%	$169	0.5%

Net income (loss) per share - basic	$0.02		$0.01		$0.01
Net income (loss) per share - diluted	$0.02		$0.01		$0.01

Revenues

Revenue for the six months ended March 31, 2016 was $33.5 million, an increase of $1.9 million or 6.1% over prior year period. The increase in revenue is due primarily to expansion on existing contracts vehicles resulting from program management and customer satisfaction with our services.

Direct Expenses

Direct expenses are generally comprised of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the six months ended March 31, 2016 were $27.4 million, an increase of $1.0 million, or 4.0% over prior year on higher revenue. As a percentage of revenue, direct expenses were 81.7%, a favorable reduction of (1.6)% attributable to program performance and cost management.

Gross Margin

Gross margin for the six months ended March 31, 2016 was approximately $6.1 million, an increase of $0.9 million, or 16.7%, over prior year period. As a percentage of revenue, our gross margin rate of 18.3% increased by 1.6% over the prior year six-month period. Favorable gross margin results are due principally to increased contribution from more complex contracts, and effective assignment of staff to deliver strong contract performance, with emphasis on improving productivity through application of our DLH differentiators ePRAT® and DLH SPOT-m®, as discussed earlier in this section. We continue to focus on internal measures to control costs and improve our gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the six months ended March 31, 2016 were approximately $5.0 million, an increase of $0.6 million over prior year period. As a percent of revenue, G&A expenses were 15.0%, an increase of approximately 0.9% over prior year period. The increase in expenses was due principally to additional program and operational resources to manage and grow our business volume, and increased business development resources to pursue and capture new business opportunities.

Depreciation and Amortization

As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets.

Income from Operations

Income from operations for the six months ended March 31, 2016 was approximately $1.1 million, an increase of approximately $0.3 million over the prior year period due to improved gross margin of $0.9 million, partially offset by $0.6 million increased G&A expenses as described above.

Other Income (Expense), net

Other expense, net, for the current year six-months period includes non-operational advisory services, financial analysis, and legal support related to the acquisition of Danya International that closed on May 3, 2016. Prior year other expense, net, included interest expense and a one-time charge related to settlement of the retroactive payment claim in March 2015. For the six months ended March 31, 2016, other expense, net, was approximately $(0.7) million, nearly even with the prior year period which included settlement of the retroactive payment claim.

Income before Income Taxes

For the six months ended March 31, 2016, income before taxes was approximately $0.4 million, an improvement of approximately $0.3 million over the prior year period attributable to increased income from operations.

Income Tax Expense

For the six months ended March 31, 2016, DLH recorded a $0.1 million provision for tax expense, an increase of approximately $0.1 million over the prior year period due to achieving higher pretax income.

Net Income

Net income for the six months ended March 31, 2016 was approximately $0.2 million, or $0.02 per basic share and diluted share, compared to prior year period net income of $0.1 million, or $0.01 per basic and diluted share. The improvement of approximately $0.2 million, or $0.01 per basic and diluted share, was due principally to $0.3 million increased income from operations, partially offset by an increased tax provision of $0.1 million on higher income.

Non-GAAP Financial Measures

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other items (“Adjusted EBITDA”) for the three months ended March 31, 2016 was approximately $0.7 million, an improvement of approximately $0.1 million, or 19.2% over the prior year three-month period. Growth is attributable to increased revenue and gross margin as previously described. Diluted earnings per share on adjusted EBITDA was $0.07 per share compared to $0.06 per share in the prior year three-month period.

Adjusted EBITDA for the six months ended March 31, 2016 was approximately $1.5 million, an improvement of approximately $0.3 million, or 25.3% over the prior year period. This increase is due principally to increased revenue and gross margin as described in the preceding paragraphs. Diluted earnings per share on adjusted EBITDA was $0.14 per share compared to $0.12 per share in the prior year six-month period.

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

We exclude the following items in deriving Adjusted EBITDA:

•
Acquisition expenses are excluded in the current year period. Settlement of the retroactive payment claim, which is non-recurring, is excluded from the prior year period. These expenditures do not relate to the ongoing operation of the existing business base, and they tend to vary significantly based on the timing of proposed transactions. We believe that segregating and excluding these expenses allow for improved comparability of results from period to period.

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

Reconciliation of GAAP net income and EPS to adjusted EBITDA and EPS on adjusted EBITDA:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2016	2015	Change	2016	2015	Change
Net income (loss)	$337	$(82)	$419	$221	$52	$169
(i) Interest and other (income) expense (net):
(i)(a) Interest and other expense	—	651	(651)	—	687	(687)
(i)(b) Acquisition expenses	127	—	127	702	—	702
(ii) Provision (benefit) for taxes	225	(54)	279	148	35	113
(iii) Depreciation and amortization	22	18	4	42	41	1
(iv) G&A expenses - equity grants	10	72	(62)	342	346	(4)
Adjusted EBITDA	$721	$605	$116	$1,455	$1,161	$294

Weighted-average outstanding shares fully diluted	10,666	9,588	1,078	10,540	10,007	533

Fully diluted EPS on GAAP net income	$0.03	$(0.01)	$0.04	$0.02	$0.01	$0.01
Adjustments to derive adjusted EBITDA EPS:
(i) Interest and other expense, net:
(i)(a) Interest and other expense	—	0.07	(0.07)	—	0.07	(0.07)
(i)(b) Acquisition expenses	0.01	—	0.01	0.07	—	0.07
(ii) Provision for income taxes	0.02	(0.01)	0.03	0.01	—	0.01
(iii) Depreciation and amortization	—	—	—	—	—	—
(iv) G&A expenses — equity grants	—	0.01	(0.01)	0.03	0.04	(0.01)
Diluted EPS on Adjusted EBITDA	$0.07	$0.06	$0.01	$0.14	$0.12	$0.02
Totals may not add due to rounding

Liquidity and Capital Resources

Presently, the Company derives all of its revenue from agencies of the federal government. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues. In each of the fiscal quarters ended March 31, 2016 and 2015, revenue from the U.S. Government accounted, either directly or indirectly, for 100% of the Company’s total revenue. Within the U.S. Government, our largest customer continues to be the Department of Veterans Affairs (DVA), at 96% of revenue for the six months ended March 31, 2016 and 2015.

DLH remains dependent upon the continuation of its relationship with the DVA. As of March 31, 2016, awards from the DVA have anticipated periods of performance ranging from approximately one to up to three years. Our existing DVA Consolidated Mail Order Pharmacy Healthcare contract began in November, 2011 and is anticipated to run through October 2016, though these terms may be extended or bridged to allow for a competitive procurement event. The contract is expected to recompete for another five-year term beginning in November 2016, and DLH intends to aggressively pursue the renewal contract. Our existing DVA Consolidated Mail Order Pharmacy Medical Logistics contract began in December 2013, with an anticipated five-year period of performance ending in November 2018. These agreements are subject to the Federal Acquisition Regulations, and there can be no assurance as to the actual amount of services that the Company will ultimately provide to the

DVA under these awards. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with the DVA.

Cash position at March 31, 2016

For the six months ended March 31, 2016, the Company generated operating income of $1.1 million and net income of approximately $0.2 million.

Our cash position continued to improve during the six months ended March 31, 2016. Selected sources and uses of cash are shown in the table below, (amounts in millions):

		Six Months Ended
	Ref	03/31/16
Cash and cash equivalents	(a)	$6.9
Borrowing on line of credit	(b)	$0.0
Line of credit availability	(c)	$2.5
Adjusted EBITDA	(d)	$1.5
Cash flows from operating activities	(e)	$1.5
Cash flows used in investing and financing activities	(f)	$(0.1)
Working capital (current assets minus current liabilities)	(g)	$5.3

Ref (a): At March 31, 2016, the Company had cash deposits on hand of approximately $6.9 million. Subsequent to the end of the fiscal quarter ended March 31, 2016, the Company completed its acquisition of Danya International, LLC and used approximately $5.0 million of available cash towards the purchase price and closing-related transaction expenses.

Ref (b): The Company had no borrowing on our line of credit during the second quarter ended March 31, 2016.

Ref (c): At March 31, 2016, our available loan reserves were approximately $2.5 million, comprised of approximately $0.9 million in stand by letter of credit reserve and $1.6 million of unused loan capacity.

Ref (d): Adjusted EBITDA of approximately $1.5 million represents income from operations before reductions for non-cash operating expenses and depreciation.

Ref (e): Cash flows from operating activities increased approximately $1.5 million for the six months ended March 31, 2016 due principally to adjusted EBITDA results.

Ref (f): Cash flows used in investing and financing activities were minimal for the six months ended March 31, 2016.

Ref (g): We had approximately $5.3 million in working capital surplus, an improvement of approximately $0.7 million for the six months ended March 31, 2016. This was due principally to generating $1.5 million from profitable cash operations, as shown in our Adjusted EBITDA table above, offset by non-operational other expense of $(0.7) million as described earlier in this section.

Sources of cash and cash equivalents

As of March 31, 2016, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its asset-based credit facility with Presidential Financial Corporation. This credit facility provided us with access of up to $3 million with the ability for it to increase to $6 million, subject to certain conditions. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. The Company's operations may require working capital to fund the future growth of its business model with expanded business development efforts, and planned capital expenditures to support a larger customer base. As described in loan and financing topics below, this credit facility was terminated in May 2016 in conjunction with the Company’s recent acquisition and new financing arrangements, including its new revolving credit facility with Fifth Third Bank.

Management's assessment of cash and cash equivalents at March 31, 2016

Management believes that: (a) cash and cash equivalents of approximately $6.9 million as of March 31, 2016; (b) the amount available under its line of credit that was in effect at March 31, 2016, and under its subsequent credit facility effective May 2, 2016 (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

Loan Facility

On July 29, 2010, DLH Solutions entered into a Loan and Security Agreement (the “Loan Agreement”), as amended, with Presidential Financial Corporation (the “Lender”). For the period ended March 31, 2016, the maximum availability under this loan facility was $3.0 million (the "Sublimit"), subject to eligible accounts receivable, excluding retroactive billings. In addition, the Loan Agreement permits letters of credit to be issued under the overall credit facility, subject to availability provided by eligible billed and unbilled accounts receivable. On March 18, 2016, DLH entered into an Amendment that reduced the Irrevocable Standby Letter of Credit to $925 thousand. At March 31, 2016, our loan availability was approximately $2.5 million, comprised of approximately $0.9 million on a letter of credit reserve and $1.6 million of unused loan capacity. As of March 31, 2016, there was no outstanding loan balance.

This credit facility and loan agreement was terminated on May 3, 2016, and replaced with financing and lending arrangements in conjunction with our May 3, 2016 acquisition of Danya International, LLC pursuant to which we borrowed $30.0 million from a secured term loan and revolving credit facility with Fifth Third Bank and $2.5 million in subordinated debt. Refer to Subsequent Events Note 11 for additional details regarding the acquisition and new financing arrangements entered into by the Company.

Financing and Loan Agreement related to Acquisition of Danya International, LLC on May 3, 2016

On May 2, 2016, the Company entered into a Loan Agreement (the “New Credit Agreement”), with Fifth Third Bank (the “Bank”) to establish a new credit facility to provide partial financing for the acquisition of Danya International, LLC in the form of up to $35.0 million of new secured debt. The New Credit Agreement consists of:

(i) a secured revolving credit facility in an aggregate principal amount of up to $10.0 million (the “Revolving Credit Facility”) and

(ii) a secured term loan with an aggregate principal amount of $25.0 million (the “Term Loan”).

The Term Loan matures on May 1, 2021 and the Revolving Credit Facility matures on May 1, 2018.

The Term Loan and Revolving Credit Facility bear interest at the rate of LIBOR plus a margin of 3.0% and the loans are secured by liens on substantially all of the assets of DLH, Danya and DLH’s other subsidiaries.

At closing, the Company received the entire amount of the $25.0 million Term Loan and drew down $5.0 million from the Revolving Credit Facility.

In addition, on May 2, 2016, the Company entered into a Note Purchase Agreement with Wynnefield Partners Small Cap Value L.P., Wynnefield Partners Small Cap Value I L.P., and Wynnefield Small Cap Value Offshore Fund, Ltd. (collectively, the “Subordinated Lenders”) pursuant to which the Company obtained financing in an aggregate amount of $2.5 million (the “Subordinated Loan”) and used such funds towards the purchase price of the acquisition. The Subordinated Lenders are entities affiliated with Wynnefield Capital, Inc., which beneficially owned, through various related entities and funds, approximately 45% of the Company’s Common Stock based on the outstanding number of shares of Common Stock immediately prior to the closing of the acquisition.

The Company issued the Subordinated Lenders subordinated notes in the aggregate principal amount of $2.5 million, which bear interest at the rate of 4.0% per annum and mature on the earlier of the 66-month anniversary of issuance or the completion by the Company of an equity financing transaction, including a rights offering, resulting in at least $2.5 million of gross proceeds. In partial consideration for the Subordinated Loan, the Company issued the Subordinated Lenders warrants to purchase an aggregate of 53,619 shares of common stock, representing 8.0% of the principal amount of the Subordinated Loan, which are exercisable for a five year period at an exercise price of $3.73 per share.

Contractual Obligations

Our outstanding contractual obligations are described in Note 10 to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 6 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2015, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 29 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the six months ended March 2016. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs, for which funds were deposited into trust for possible future payments of claims. DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material given the amount of debt subject to variable interest rates and the prime rate interest rate floors of at least 3.25% applied by the Lender under its credit facility in existence as of March 31, 2016.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2015 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. Except as set forth below, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

We have incurred significant debt in connection with our recent acquisition and we must make the scheduled principal and interest payments on the facility and maintain compliance with other debt covenants.

On May 2, 2016, we entered into a Loan Agreement (the “Loan Agreement”) with Fifth Third Bank (the “Bank”) under which the Bank agreed to provide (i) a $25.0 million senior secured term loan (the “Term Loan”) with a five year maturity date and (ii) a two (2) year revolving loan facility in an aggregate amount of up to $10.0 million (the “Revolving Loan Facility” and together with the “Term Loan”, the “Loan Agreement”). Upon closing of this financing, we received the full $25.0 million of proceeds under the Term Loan and drew $5.0 million from the Revolving Loan Facility and used such amounts in connection with the acquisition. The loan is secured by all of our assets. Interest on the loan accrues at the rate of LIBOR plus 3.0% per annum.

The Loan Agreement requires compliance with a number of financial covenants and contains restrictions on the Company’s ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens, incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. Also, the Loan Agreement requires the Company to comply with certain financial covenants including a minimum fixed charge coverage ratio and a Funded Indebtedness to Adjusted EBITDA ratio. In addition to monthly payments of the outstanding indebtedness, the Loan Agreement also requires prepayments of a percentage of excess cash flow, as defined in the Loan Agreement. Accordingly, a portion of our cash flow from operations will be dedicated to the repayment of our indebtedness.

The Loan Agreement provides for customary events of default following which the Bank may, at its option, terminate the commitments under the Loan Agreement, stop making additional credit available, declare amounts outstanding, including principal and accrued interest and fees, payable immediately, and enforce any and all rights and interests of the lenders. The defined events of default include, among other things, a payment default, covenant default or defaults on other indebtedness or judgments in excess of a stipulated amount, change of control events, suspension or disbarment from contracting with the federal government and the material inaccuracy of our representations and warranties.

If we are unable to make the scheduled principal and interest payments on the Loan Agreement or maintain compliance with other debt covenants, we may be in default under the Loan Agreement, which would likely have a material adverse effect on our business, financial condition and results of operations.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein. Refer to Subsequent Events Note 11 regarding issuance of restricted shares of common stock in the acquisition and the issuance of common stock purchase warrants to the subordinated lenders in the subordinated debt financing transaction.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program during second quarter ended March 31, 2016:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 2016	—	$—	—	$77
February 2016	—	$—	—	$77
March 2016	—	$—	—	$77
Second Quarter Total	—	$—	—	$77

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

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

2.1	Equity Purchase Agreement among the Company, Danya International LLC, DI Holdings, Inc. and the owners named therein.	8-K	5/6/16	2.1

4.1	Form of Term Note issued pursuant to the Loan Agreement.	8-K	5/6/16	4.1

4.2	Form of Revolving Credit Note issued pursuant to the Loan Agreement.	8-K	5/6/16	4.2

4.3	Form of Subordinated Promissory Note issued to Subordinated Lenders.	8-K	5/6/16	4.3

4.4	Form of Warrant issued to Subordinated Lenders.	8-K	5/6/16	4.4

10.1	Consulting Agreement between the Company and Jeffrey Hoffman.	8-K	5/6/16	10.1

10.2	Non-Competition Agreement between the Company and Jeffrey Hoffman.	8-K	5/6/16	10.2

10.3	Loan Agreement among Fifth third Bank, DLH Holdings Corp., DLH Solutions, Inc. and Danya International, LLC.	8-K	5/6/16	10.3

10.4	Form of Security Agreement entered into pursuant to the Loan Agreement.	8-K	5/6/16	10.4

10.5	Form of Pledge Agreement entered into pursuant to the Loan Agreement.	8-K	5/6/16	10.5

10.6	Note Purchase Agreement among the Company and the Subordinated Lenders.	8-K	5/6/16	10.6

10.7	Subordination Agreement among the Company, Fifth Third Bank and the Subordinated Lenders.	8-K	5/6/16	10.7

10.8#	Form of Stock Option Award Agreement under the 2016 Omnibus Equity Incentive Plan				X

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: May 16, 2016