Form 10-Q
period 2016-06-30
DLH Holdings Corp.
filed 2016-08-10
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  10,406,547 shares of Common Stock, par value $.001 per share, were outstanding as of July 31, 2016.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2016

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$24,989	$16,781	$58,482	$48,357
Direct expenses	19,533	13,743	46,885	40,055
Gross margin	5,456	3,038	11,597	8,302
General and administrative expenses	3,374	2,270	8,402	6,719
Depreciation and amortization expense	414	5	456	45
Income from operations	1,668	763	2,739	1,538
Total other income (expense), net	(374)	(34)	(1,076)	(723)
Income before income taxes	1,294	729	1,663	815
Income tax expense	518	292	666	326
Net income	$776	$437	$997	$489

Net income per share - basic	$0.08	$0.05	$0.10	$0.05
Net income per share - diluted	$0.07	$0.04	$0.09	$0.05

Weighted average common shares outstanding
Basic	10,154	9,552	9,812	9,580
Diluted	11,311	9,956	10,855	9,990

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	(unaudited)
	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,820	$5,558
Accounts receivable, net	7,276	3,286
Deferred taxes, net	982	982
Other current assets	1,299	429
Total current assets	12,377	10,255
Equipment and improvements, net	691	336
Deferred taxes, net	8,872	9,325
Goodwill and other intangible assets, net	43,009	8,595
Other long-term assets	161	113
Total assets	$65,110	$28,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current	$4,363	$—
Derivative financial instruments, at fair value	177	—
Accrued payroll	3,763	2,795
Accounts payable, accrued expenses, and other current liabilities	7,716	2,851
Total current liabilities	16,019	5,646
Debt obligations - long term	22,178	—
Other long term liabilities	150	109
Total liabilities	38,347	5,755
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued and outstanding 10,407 at June 30, 2016 and 9,551 at September 30, 2015	10	10
Additional paid-in capital	79,272	76,375
Accumulated deficit	(52,519)	(53,516)
Total shareholders’ equity	26,763	22,869
Total liabilities and shareholders' equity	$65,110	$28,624

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Nine Months Ended
	June 30,
	2016	2015
Operating activities
Net income	$997	$489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	507	45
Non-cash equity grants	384	418
Loss on retirement of equipment	3	—
Deferred taxes, net	453	326
Settlement of retroactive payment claim, net	—	629
Changes in operating assets and liabilities
Accounts receivable	(3,990)	(13)
Prepaid expenses and other current assets	(870)	91
Accounts payable, accrued payroll, accrued expenses and other current liabilities	5,833	(782)
Other long term assets/liabilities	63	(21)
Net cash from operating activities	3,380	1,182

Investing activities
Acquisition of Danya, net of cash acquired	(32,266)	—
Purchase of equipment and improvements	(462)	(169)
Net cash from investing activities	(32,728)	(169)

Financing activities
Net borrowing on senior debt	25,500	—
Net borrowing on subordinated debt	2,500	—
Deferred debt expense	(1,333)	—
Repayments of capital lease obligations	(70)	—
Proceeds from issuance of stock	13	—
Repurchased shares of common stock held as treasury stock	—	(8)
Repurchased shares of common stock subsequently canceled	—	(175)
Net cash from financing activities	26,610	(183)

Net change in cash and cash equivalents	(2,738)	830
Cash and cash equivalents at beginning of period	5,558	3,908
Cash and cash equivalents at end of period	$2,820	$4,738

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$105	$27
Cash paid during the period for income taxes	$105	$—
Non-cash equity consideration for acquisition of Danya	$2,500	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended September 30, 2015 filed with the Securities and Exchange Commission on December 16, 2015.

2. Business Overview

DLH is a full-service provider of professional healthcare and social services to government agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and other government agencies. DLH Holdings Corp. (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our") manages its operations from its principal executive offices at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta Georgia 30305. We employ over 1,400 skilled employees working in more than 30 locations throughout the United States.

On May 3, 2016, DLH acquired Danya International, LLC (“Danya”) which provides technology-enabled program management, consulting, and digital communications solutions to federal government and other customers. We acquired Danya to expand our ability to provide complementary business services and offerings across government markets. This acquisition is in line with our strategic growth initiatives, and we intend to continue to review and position ourselves for other potential joint venture or strategic acquisition opportunities in the future.

The Company operates as a single business segment. The foundations of our business offerings are now focused on three primary sources of revenue within the Federal health services market space, as follows:

•	Department of Defense and veteran health services, comprising approximately 54% of our current business base;

•	Human services and solutions, approximately 41% of our current business base; and

•	Public health and life sciences, approximately 5% of our current business base.

Presently, the Company derives 100% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our largest customer continues to be the VA, which comprised approximately 83% and 95% of revenue for the nine months ended June 30, 2016 and 2015, respectively. Additionally, HHS represents a major customer, comprising 13% of revenue for the nine months ended June 30, 2016 following the Danya acquisition. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of June 30, 2016 and 2015. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 4, Supporting Financial Information-Accounts Receivable.

As of June 30, 2016, awards from VA and HHS have anticipated periods of performance ranging from approximately one to up to four years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with VA and HHS.

3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The FASB has continued to issue periodic updates to this guidance, to further define the application of the changes. Public business entities should apply the guidance to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of this guidance.

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

4. Supporting Financial Information

Accounts receivable

		(in thousands)
		June 30,	September 30,
	Ref	2016	2015
Billed receivables		$6,117	$2,498
Unbilled receivables		1,159	788
Total accounts receivable		7,276	3,286
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$7,276	$3,286

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. Our allowance for doubtful accounts was zero at both June 30, 2016 and September 30, 2015.

Other current assets

		(in thousands)
		June 30,	September 30,
	Ref	2016	2015
Prepaid insurance and benefits		$227	$156
Due from seller, net working capital adjustment		452	—
Other prepaid expenses		620	273
Other current assets		$1,299	$429

Equipment and improvements, net

		(in thousands)
		June 30,	September 30,
	Ref	2016	2015
Furniture and equipment		$217	$197
Computer equipment		469	162
Computer software		404	297
Leasehold improvements		66	63
Total fixed assets		1,156	719
Less accumulated depreciation and amortization		(465)	(383)
Equipment and improvements, net	(a)	$691	$336

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Accrued payroll

		(in thousands)
		June 30,	September 30,
	Ref	2016	2015
Accrued payroll related to billed receivables		$2,980	$2,259
Accrued payroll related to unbilled accounts receivable		783	536
Total accrued payroll		$3,763	$2,795

Accounts payable, accrued expenses and other current liabilities

		(in thousands)
		June 30,	September 30,
	Ref	2016	2015
Accounts payable		$2,983	$87
Accrued benefits		1,152	267
Accrued bonus and incentive compensation		160	858
Accrued workers compensation insurance		805	945
Other accrued expenses		2,616	694
Accounts payable, accrued expenses, and other current liabilities	(a)	$7,716	$2,851

Debt obligations

		(in thousands)
		June 30,	September 30,
	Ref	2016	2015
Bank revolving line of credit		$813	$—
Bank term loan		24,687	—
Gross bank debt obligations		25,500	—
Less unamortized debt issuance costs		(1,288)	—
Net bank debt obligation	(a)	24,212	—
Less current portion of bank debt obligations		(4,363)	—
Long term portion of bank debt obligation		19,849	—

Subordinated debt		2,500	—
Less unamortized debt issuance costs		(171)	—
Net subordinated debt	(b)	2,329	—
Total long term debt obligations		$22,178	$—

Ref (a): Maturity of the net bank debt obligation is as follows:
Year 1		$4,363	$—
Year 2		3,555	—
Year 3		3,555	—
Year 4		3,555	—
Year 5		9,184	—
Total net bank debt obligation		$24,212	$—

Ref (b): Required maturity of the subordinated debt is beyond 5 years.

Other Income (Expense)

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
	Ref	2016	2015	2016	2015
Interest income (expense), net	(a)	$(206)	$(23)	$(206)	$(72)
Amortization of deferred financing costs	(b)	(50)	—	(50)	—
Other income (expense), net	(c)	(25)	(11)	(25)	(651)
Acquisition expense	(d)	(93)	—	(795)	—
Total other income (expense), net		$(374)	$(34)	$(1,076)	$(723)

Ref (a): Interest expense on borrowing related to acquisition of Danya
Ref (b): Amortizations of expenses related to securing financing to acquire Danya
Ref (c): Prior year reflects a one-time charge related to settlement of the retroactive payment claim in March 2015.
Ref (d): Reflects non-operational expenses related to the acquisition Danya

5. Credit Facilities

On May 3, 2016, the Company acquired 100% of the equity interests of Dayna International, LLC. We financed the acquisition, in part, through a combination of borrowings of $30.0 million under our new credit facility with Fifth Third Bank, and $2.5 million from a subordinated loan arrangement with Wynnefield Capital. Concurrent with these new lending arrangements, we terminated any existing credit facilities that DLH or its acquired subsidiary had in place.

A summary of our loan facilities and subordinated debt financing for the period ended June 30, 2016 is as follows:

	($ in Millions)
	As of June 30, 2016
Lender	Arrangement	Loan Balance	Interest	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$24.7	LIBOR* + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$0.8	LIBOR* + 3.0%	05/01/18
Wynnefield Capital	Subordinated notes (c)	$2.5	4% per annum	11/02/21
* LIBOR rate as of June 30, 2016 was 0.46%

(a) Represents the principal amounts payable on our Term Loan with Fifth Third Bank that partially funded our acquisition of Danya on May 3, 2016. The $25.0 million term loan from Fifth Third Bank was funded at closing and is secured by liens on substantially all of the assets of DLH and Danya. The principal of the Term Loan is payable in fifty-nine consecutive monthly installments of $312,500 beginning on June 1, 2016 with the remaining balance due on May 1, 2021.

The Term Loan agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain financial covenants including:

(i) a minimum fixed charge coverage ratio of at least 1.35 to 1.0 commencing with the quarter ending June 30, 2016, and for all subsequent periods, and

(ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 2.99 to 1.0 at closing and thereafter a ratio ranging from 3.5 to 1.0 for the period through September 30, 2016 to 2.5 to 1.0 for the period ending September 30, 2018.

In addition to monthly payments of the outstanding indebtedness, the loan agreement also requires prepayments of a percentage of excess cash flow, as defined in the loan agreement. Accordingly, a portion of our cash flow from operations will be dedicated to the repayment of our indebtedness. DLH is fully compliant with all covenants under the Loan Agreement with Fifth Third Bank.

(b) The secured revolving line of credit from Fifth Third Bank has a ceiling of up to $10.0 million, of which $5.0 million was drawn at closing to cover partial financing of the Danya purchase. Borrowing on the line of credit is secured by liens on substantially all of the assets of DLH and Danya. At June 30, 2016, DLH had repaid all but $0.8 million on the revolving line of credit, including the $5.0 million draw at closing, as well as interim borrowing to maintain operational cash flow during May and June.

The Company's total borrowing availability, based on eligible accounts receivables at June 30, 2016, was $6.0 million. This capacity was comprised of $0.9 million in a stand-by letter of credit, $0.8 million in borrowing on the line of credit, and unused borrowing capacity of $4.3 million.

The revolving line of credit is subject to loan covenants as described above in the Term Loan, and DLH is fully compliant with those covenants.

(c)The Company issued subordinated notes to Wynnefield Capital in the aggregate principal amount of $2.5 million with the terms described in the above table. The maturity date will accelerate upon completion of an equity financing transaction, including a rights offering currently underway, resulting in at least $2.5 million of gross proceeds. Under the note agreement, we anticipate that Wynnefield Capital will serve as a standby purchaser in connection with this rights offering, subject to the negotiation and execution of a mutually acceptable standby purchase agreement. In partial consideration for the subordinated notes, we issued Wynnefield Capital warrants to purchase 53,619 shares of common stock. Using a binomial pricing model, we valued the warrants at $177 thousand which is amortized over a period of 60 months. Given the provisions that may reduce the exercise price of these warrants in the event that other convertible securities or options have a lower price, these warrants are classified as a liability. This topic is further discussed in Note 12. Related Party Transactions.

The Company had a working capital deficit of $3.6 million as of June 30, 2016, due principally to cash provided to fund the Danya acquisition. It is our expectation that cash flow from operations will resolve that deficit.

Management believes that: (a) cash and cash equivalents of approximately $2.8 million as of June 30, 2016; (b) the amount available under its line of credit that was in effect at June 30, 2016; and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

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

Revenue Recognition

DLH’s revenue is derived from professional and other specialized service offerings to US Government agencies through a variety of contracts, some of which are fixed-price in nature and/or sourced through Federal Supply Schedules administered by the General Services Administration (“GSA”) at fixed unit rates or hourly arrangements. We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. The recognition of revenue from fixed rates is based upon objective criteria that generally do not require significant estimates. DLH recognizes and records revenue on government contracts when it is realized, or realizable, and earned. DLH considers these requirements met when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured.

Goodwill and other intangible assets

We have used the acquisition method of accounting for the Danya transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Initial estimates of this allocation are shown under Note 11 Business Combinations. On the basis of the estimated assets acquired, the Company amortized $352 thousand for the three months ended June 30, 2016.

DLH continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

At September 30, 2015, we performed a goodwill impairment evaluation on the year-end carrying value of $8.6 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2015. For the nine months ended June 30, 2016, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either June 30, 2016 and 2015. We report interest and penalties as a component of income tax expense. In the fiscal quarters ended June 30, 2016 and 2015, we recognized no interest and no penalties related to income taxes.

The Company has adequate net operating loss carryforwards to offset against any taxable income in the current period. The Company has deferred tax assets before valuation allowance of $11.6 million and $12.1 million as of June 30, 2016 and September 30, 2015, respectively. We have recorded a valuation allowance of $1.8 million as of June 30, 2016 and September 30, 2015. Tax years open for examination are 2011 and forward.

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

7. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

All grants of equity represented in these financial statements for the period ended March 31, 2016, were made under the 2006 Long Term Incentive Plan. The 2006 plan expired on February 25, 2016, upon shareholders' approval of the 2016 Omnibus Equity Incentive Plan. No awards have been issued under the newly adopted 2016 Plan, and as of June 30, 2016, there were 1.0 million shares available for grant.

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

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
	Ref	June 30,		June 30,
		2016	2015	2016	2015
DLH employees		$6	$72	$20	$241
Non-employee directors	(a)	36	—	364	177
Total stock option expense		$42	$72	$384	$418

Ref (a): Equity grants of restricted stock, in accordance with DLH compensation policy for non-employee directors. The shares granted in first quarter 2016 vested immediately, and stock expense of approximately $304 thousand was recognized accordingly. For the nine months ended June 30, 2016, non-employee directors stock expense includes approximately $60 thousand related to prior year equity grants for which performance criteria was achieved in October 2015.

Unrecognized stock-based compensation expense

		(in thousands)
		Nine Months Ended
		June 30,
	Ref	2016	2015
Unrecognized expense for DLH employees	(a)	$24	$105
Unrecognized expense for non-employee directors	(b)	36	125
Total unrecognized expense		$60	$230

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

Stock option activity for the nine months ended June 30, 2016

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2015		2,324	$1.40	6.81	$3,649
Granted		—	—	0
Exercised	(a)	(110)	$1.40
Options outstanding, June 30, 2016		2,214	$1.40	6.01	$8,365

Ref (a): Shares exercised by an executive officer in December 2015.

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		Number of Shares
		June 30,
	Ref	2016	2015
Vested and exercisable		1,680	968
Unvested	(a)	534	1,368
Options outstanding		2,214	2,336

Ref (a): Certain awards vest upon satisfaction of certain performance criteria.

8. Fair Value of Financial Instruments

In partial consideration for the subordinated debt provided by Wynnefield Capital (discussed further in Note 5), we issued warrants to purchase 53,619 shares of common stock. Using a binomial pricing model, we valued the warrants at $177,000 as of June 30, 2016.

Assumptions used in valuing the warrants included:

Risk free interest rate	1.01%
Contractual term	5 years
Dividend yield	—%
Expected lives	5 years
Expected volatility	74%
Fair value per warrant	$3.31

The Company has other financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at June 30, 2016 and September 30, 2015 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

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

	(in thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net income	776	437	997	489
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	10,154	9,552	9,812	9,580
Effect of dilutive securities:
Stock options and restricted stock	1,157	404	1,043	410
Denominator for diluted net income per share - weighted-average outstanding shares	11,311	9,956	10,855	9,990

Net income per share - basic	$0.08	$0.05	$0.10	$0.05
Net income per share - diluted	$0.07	$0.04	$0.09	$0.05

10. Commitments and Contingencies

Lease Obligations

			Payments Due By Period
Obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Facility leases	(a)	$4,417	$780	$1,731	$1,063	$843
Equipment leases	(b)	110	94	16	—	—
Total Obligations		$4,527	$874	$1,747	$1,063	$843

Ref (a): Represents amounts committed on facility lease agreements as of June 30, 2016.

Ref (b): Represents remaining amounts committed as of June 30, 2016 on a capital lease arrangement.

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development for the periods ended June 30, 2016 and September 30, 2015 was $0.81 million and 0.95 million, respectively.

Legal Proceedings

The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.

11. Business Combinations:

Acquisition of Danya International, LLC

On May 3, 2016, the Company acquired 100% of the equity interests of Dayna International, LLC for a purchase price of $38.75 million. The acquisition was financed through a combination of:

•	borrowings of $30.0 million under the Company’s senior credit facility,

•	cash on hand of approximately $3.75 million,

•	670,242 restricted shares of DLH common stock, valued at $2.5 million based on the 20 day volume-weighted average price (VWAP) of DLH stock, or $3.73 per share, and

•	$2.5 million pursuant to a subordinated loan arrangement with the Company’s largest stockholder.

After giving effect to the issuance of the shares of common stock issued to Seller at closing, Seller beneficially owns approximately 6.5% of the Company’s outstanding shares.

The acquisition of Danya International is consistent with the Company’s growth strategy, which calls for the development of new customers and service offerings both organically and through mergers and acquisitions.

We have used the acquisition method of accounting for this transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date.

The preliminary base purchase price for Danya was $38.75 million, with adjustments as necessary based on an estimated working capital excess (deficit) compared to the $3.5 million target prescribed in the acquisition agreement.

We are in the process of allocating the acquisition price to the fair value of the assets and liabilities of Danya at the acquisition date. Initial estimates of the purchase price and its allocation are shown below but may be subject to change as we complete our assessment of the acquisition date balance sheet. Based on the unaudited financial statements of Danya on May 3, 2016, we estimate total acquisition consideration and the preliminary allocation of fair value to the related assets and liabilities as follows:

(Amounts in thousands)
Preliminary base purchase price for Danya	$38,750
Estimated working capital deficit	$(310)
Estimated purchase price, net of cash acquired	$38,440

Estimated net assets acquired
Cash and cash equivalents	$4,009
Accounts receivable	5,712
Other current assets	444
Total current assets	10,165
Accounts payable and accrued expenses	(5,543)
Payroll liabilities	(1,432)
Estimated net working capital surplus	3,190
Property and equipment, net	403
Other long term assets	81
Net identifiable assets acquired	3,674
Goodwill and other intangibles	34,766
Net assets acquired	$38,440

During the three and nine months ended June 30, 2016, Danya contributed approximately $7.3 million of revenue and $0.9 million income from operations.

The following table presents certain results for the three and nine months ended June 30, 2016 and 2015 as though the acquisition of Danya had occurred on October 1, 2014. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma results presented below include amortization charges for acquired intangible assets and adjustments to interest expense incurred and exclude related acquisition expenses.

	(in thousands)		(in thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Pro forma results	2016	2015	2016	2015
Revenue	$30,411	$26,828	$92,164	$83,359
Net income	$1,416	$415	$2,618	$657

Number of shares outstanding - basic	11,123	10,933	11,051	10,961
Number of shares outstanding - diluted	12,280	11,337	12,094	11,371

Basic earnings per share	$0.13	$0.04	$0.24	$0.06
Diluted earnings per share	$0.12	$0.04	$0.22	$0.06

12. Related Party Transactions.

On May 3, 2016, the Company entered into a Consulting Services Agreement with Jeffrey Hoffman, the former owner of Danya International, LLC. Under this agreement, the Company agreed to retain the services of Mr. Hoffman as an independent contractor. The services to be provided by Mr. Hoffman consist of supporting the efficient transition of Danya’s business following the Acquisition, providing advice to ensure continuity of current operations, providing strategic advice and promoting the interests of the Company.

The monthly consulting fee paid to Mr. Hoffman is $10,000 per month. The initial term of this agreement is for twelve months, which may be extended for subsequent six-month terms up to an additional twelve months.

On May 2, 2016, the Company entered into a Note Purchase Agreement (the “Subordinated Loan”) with Wynnefield Partners Small Cap Value L.P., Wynnefield Partners Small Cap Value I L.P., and Wynnefield Small Cap Value Offshore Fund, Ltd. (collectively, the “Subordinated Lenders”) pursuant to which the Company obtained financing in an aggregate amount of $2.5 million and used such funds towards the purchase price of the acquisition of Danya. The Subordinated Lenders are entities affiliated with Wynnefield Capital, Inc., which beneficially owned, immediately prior to such agreement, through various related entities and funds, approximately 45% of the Company’s Common Stock. In partial consideration for the Subordinated Loan, the Company issued the Subordinated Lenders warrants to purchase an aggregate of 53,619 shares of common stock , representing 8% of the principal amount of the Subordinated Loan. . The Subordinated Loan bears interest at the rate of 4.0% per annum and matures on the earlier of the 66-month anniversary of issuance or the completion by the Company of an equity financing transaction, including a rights offering, resulting in at least $2.5 million of gross proceeds. The Warrants are exercisable for five years at an initial exercise price equal to $3.73. The initial exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain exclusions.

13. Subsequent Events.

As of July 20, 2016, approximately 216,000 additional stock options became vested and exercisable based upon satisfaction of certain stock price criteria.

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2015. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are considered forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Actual results could differ materially from the results contemplated or implied by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our 2015 Annual Report on Form 10-K.

Business Overview:

DLH is a full-service provider of professional healthcare and social services to government agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and other government agencies.

On May 3, 2016, DLH acquired Danya International, LLC (“Danya”). Danya provides technology-enabled program management, consulting, and digital communications solutions to federal government and other customers. We acquired Danya to enhance our federal IT systems expertise and, among other reasons, to expand our ability to provide complementary business services and offerings across government markets. This acquisition is in line with our strategic growth initiatives, and we intend to continue to review and position ourselves for other potential joint venture or strategic acquisition opportunities in the future. The results of Danya are included in our results of operations since the closing date.

The Company operates as a single business segment. We intend to pursue growth while maintaining our values of integrity and trust, performance excellence, agility, and inclusion and diversity. The foundations of our business and service offerings are now focused on three primary sources of revenue within the Federal health services market space, as described below.

DLH’s strategic plan includes expanding into adjacent federal government service markets. By maximizing the quality and efficiency of our proven health services and solutions delivered to current federal customers, we plan to pursue and capture an increased share of federal services that focus on human health, wellbeing, pharmaceutical delivery, social, and environmental sciences.

DLH is proud of our skilled, lean and effective corporate and operational teams, with our resulting low overhead cost that we believe enables us to deliver efficient, high quality results, as well as competitive bids on new and recompeted Federal proposals.

Defense & Veterans Health Solutions: DLH provides a wide range of healthcare services and delivery solutions. To enhance the medical readiness posture of our troops in combat theaters across the globe, our project managers and biomedical engineers perform state-of-the-art research and development efforts toward delivering new medical systems and devices to the battlefield. Our medical logistics support assists the uniformed services plan for fielding those systems and devices that have successfully moved through the acquisition lifecycle and achieved the appropriate technology readiness level. Our clinical services delivered to Navy installations worldwide as part of the clinical preceptorship program improves the sailor health and readiness by raising the caliber of drug and alcohol counseling to the Fleet. Service members disabled during combat are examined to determine the degree of disability to determine whether they are capable of returning to duty or transition to veteran status. DLH provides a range of case management, physical and behavioral health examinations (particularly post-traumatic stress disorder and traumatic brain injury), and associated medical administration services to enhance the assessment and transition process for military personnel readiness commands and the individual service member. As chronic medical conditions of our nation’s veteran population continue to rise, DLH is on the forefront of ensuring that over 328,000 veterans per day receive their out-patient prescriptions on time through the Department of Veteran Affairs’ award winning mail-order program. We provide system and product integration services, reliability assessments, failure mode and effects analyses, and acceptance testing services for automated pharmacy production center environments. Leveraging our lean six sigma quality management training program DLH managers, pharmacists and medical logistics resources throughout the country meet exacting quality standards, contributing to the VA program achieving top ranking by JD Power and Associates for customer service for the past six years. DLH-developed tools and processes including SPOT-mTM and e-PRATTM and its cloud-based case management system have been major contributors to differentiating the company in market. Our customers include the US Army Medical Materiel Command and its subordinate US Army Medical Research Acquisition Activity, Navy Bureau of Medicine and Surgery, the Defense Health Agency and Army Medical Command, and the Department of Veteran Affairs.

Human Services & Solutions: DLH provides a systems-based approach toward assuring that the underserved children and youth throughout the country are getting proper educational and environmental (including health, nutritional, parental, and emotional) comprehensive services during the critical formative years. Performance verification of grantees delivering such services nationwide is conducted using an evolving system of monitoring, evaluation, tracking and reporting tools against selected key performance indicators relative to school readiness. Large scale federally-funded, regionally managed, and locally delivered services demand innovative monitoring and protocol systems integration to ensure productive and cost-effective results. DLH provides the enterprise level IT system architecture design, migration plan, and operations and maintenance (including call center) to manage the implementation in support of experience subject matter experts and project management resources. The homelessness challenge impacting or service members and veterans has continued to rise. DLH has provided a range of case management services to support career transitioning, job & skills assessment, behavioral (mental health and addiction) readiness, and job preparation services for these heroes deserving our best. Customers include the Department of Health and Human Services, the Office of Head Start, and the Department of Homeland Security.

Public Health & Life Sciences: Advancing disease prevention methods and health promotion to underserved and hard to reach at-risk communities through development of strategic communication campaigns, research on emerging trends, health informatics analyses and application of best practices (including mobile, social, and interactive media) are key services provided by DLH. The company leverages evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. For our at-risk wildlife, DLH conducts biological research and surveys covering waterways in key parts of the country to protect and conserve our aquatic populations as well as manage wetlands and habitats through environmental assessments. Projects often involve highly specialized expertise and research methodologies. This work is often very seasonal with regard to resources and funding. Customers include the Department of Interior, Department of Agriculture, and the Health and Human Services' Center for Disease Control and Prevention.

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

DLH is encouraged by recent bipartisan and Pentagon support for our strategic addressable markets within the DoD and Department of Veterans Affairs. The VA FY 2014-2020 Strategic Plan includes the goal of enhancing and developing trusted partnerships across the DoD and private sector, among others. We believe that our operational efficiency and expertise is well-aligned with the VA strategic goals to manage and improve operations and to deliver seamless and integrated support.

Business trends that we believe relate to our current and future growth in the Federal health services market include the following:

Overall Federal spending increases in fiscal 2016 and 2017:

On November 2, 2015, President Obama signed into law a bipartisan budget bill that sets federal spending through fiscal years 2016 and 2017, easing strict caps on spending by $50 billion in 2016 and $30 billion in 2017, evenly divided between defense and domestic programs. The law also increases the Pentagon's war fund by $32 billion over the next two years, evenly split between the Defense and State departments. These measures provide stability and growth in the Federal contracting market, in general.

Department of Veterans Affairs (VA) health spending trends:

DLH continues to see critical need for expanded health care solutions within our sector of the Federal health market, largely focused on the needs of veterans and their families. Fiscal year 2016 is the seventh year in a row that the President has requested, and Congress has approved, a significant funding increase for VA to meet the Nation’s obligations to our Veterans. Moreover, VA programs were exempt from the spending caps established under Federal government sequestration targets enacted in 2013.

The VA operates the nation's largest integrated health care system, with more than 1,700 hospitals, clinics, community living centers, readjustment counseling centers, and other facilities. The VA anticipates that nearly 9.4 million Veterans will be enrolled in VA health care in the current year (2016), and that their largest staff increase will be in medical care services. According to the VA, the number of unique Veteran clients who use the VHA healthcare system has risen nearly 20% since 2009.

The VA 2016 Budget and 2017 Advance Appropriations provisions fulfill President Obama’s promise to provide America’s veterans, their families, and survivors the care and benefits they have earned through their service, with bipartisan support from Congress. The VA’s 2016 budget of $168.8 billion includes $70.2 billion in discretionary resources and $95.3 billion in mandatory funding. The discretionary funding represents an increase of $5.2 billion, or 7.5%, over the 2015 enacted level, enabling the VA to acquire resources necessary to increase Veteran access to benefits and services, sustain progress on the disability claims backlog and help end Veteran homelessness. The fiscal 2017 request includes Medical Care Advance Appropriations of $63.3 billion, which is $3.3 billion (5.5%) above the 2016 budgeted level. Fiscal 2017 also includes $104.0 billion in mandatory funding as a first-time Advance Appropriations for Compensation and Pensions, Readjustment Benefits, and Insurance and Indemnities.

Department of Health and Human Services (HHS) spending trends:

HHS is the principal federal department charged with protecting the health of all Americans and providing essential human services. HHS budget authority has continued to grow during the recent tight federal budget environment, having increased from $0.96 trillion in fiscal 2014 to $1.09 trillion for fiscal 2016. According to HHS projections, national health insurance spending is expected to reach $5.63 trillion and comprise 20.1% of Gross Domestic Product (GDP) by 2025. The Federal health expenditure projections are expected to reach $1.75 trillion by 2025, growing at a 4.9% compound annual growth rate (CAGR) from an estimated $1.04 trillion in 2015.

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

Prescription drugs spending:

The U.S. Department of Health & Human Services National Health Expenditures Projections for 2014-2024 indicate that prescription drug spending growth is projected to average 6.3% annually from 2015 through 2024 due to improving economic conditions, changes in benefit management designed to encourage better drug adherence for people with chronic health conditions, and anticipated changing clinical guidelines designed to encourage drug therapies at earlier stages of treatment.

Large defense companies divesting from Federal services market:

Large government contractors have begun divesting from the Federal services market to increase their focus on advanced military products, which typically generate much higher margins than services. This trend may open up increased opportunities for smaller Federal service providers such as DLH.

Continued focus on small business participation in Federal contracting:

The Federal government has an overall goal of 23% of prime contracts flowing to small business contractors, with a goal of this primarily through the use of set-asides in Federal agency RFPs (requests for proposal). As a part of our growth plan, DLH may elect to team in support of such small businesses for specific pursuits that align with our corporate growth strategy.

Results of Operations for the three months ended June 30, 2016 and 2015

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended				Change in
Consolidated Statement of Income:	June 30, 2016		June 30, 2015		$	% of Rev
Revenue	$24,989	100.0%	$16,781	100.0%	$8,208	—%
Direct expenses	19,533	78.2%	13,743	81.9%	5,790	(3.7)%
Gross margin	5,456	21.8%	3,038	18.1%	2,418	3.7%
General and administrative expenses	3,374	13.5%	2,270	13.5%	1,104	—%
Depreciation and amortization expense	414	1.7%	5	—%	409	1.7%
Income from operations	1,668	6.7%	763	4.5%	905	2.2%
Other income (expense), net	(374)	(1.5)%	(34)	(0.2)%	(340)	(1.3)%
Income before income taxes	1,294	5.2%	729	4.3%	565	0.9%
Income tax expense	518	2.1%	292	1.7%	226	0.4%
Net income	$776	3.1%	$437	2.6%	$339	0.5%

Net income per share - basic	$0.08		$0.05		$0.03
Net income per share - diluted	$0.07		$0.04		$0.03

Revenue

Revenue for the three months ended June 30, 2016 was $25.0 million, an increase of $8.2 million or 48.9% over prior year quarter. The increase in revenue is due primarily to the acquisition of Danya on May 3, 2016, and continued expansion on existing contract vehicles resulting from program management and customer satisfaction with our services.

Direct Expenses

Direct expenses generally comprise direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the three months ended June 30, 2016 were $19.5 million, an increase of approximately $5.8 million, or 42.1% over prior year quarter due principally to the acquisition of Danya and increased professional service costs attributed to expansion on existing contracts. As a percentage of revenue, direct expenses decreased by approximately (3.7)% with the improvement attributable to program performance and cost management.

Gross Margin

For the three months ended June 30, 2016, gross margin was approximately $5.5 million, an increase of approximately $2.4 million or 79.6% over prior year quarter on higher revenue and improved performance on contracts. As a percentage of revenue, third quarter gross margin rate of 21.8% increased by 370 basis points, or 3.7%, from 18.1% in the prior year quarter. Favorable gross margin results are due principally to the contribution from Danya, more complex contracts, and effective assignment of staff to deliver strong contract performance. We continue to focus on internal productivity measures to control costs and improve our gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. For the three months ended June 30, 2016, G&A expenses were approximately $3.4 million, an increase of approximately $1.1 million or 48.6% over the prior year quarter. G&A expenses were approximately 13.5% of revenue, even with the prior year quarter. The increase in expenses was due principally to the addition of Danya, and additional program and operational resources to manage and grow our business volume.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets from the acquisition of Danya. As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets. For the three months ended June 30, 2016, depreciation and amortization were approximately $0.4 million, due principally to the amortization of acquired definite-lived intangible assets.

Income from Operations

Income from operations for the three months ended June 30, 2016 was approximately $1.7 million, an increase of approximately $0.9 million or 118.6% over the prior year quarter. The improvement is due principally to the contribution from Danya, and expansion on legacy programs.

Other Expense, net

Other expense, net, includes non-operational acquisition expenses, interest expense and amortization of deferred financing costs on debt obligations, and other miscellaneous non-operational items. For the three months ended June 30, 2016, other expense, net, was approximately $(0.4) million, an increase of approximately $(0.3) million over the prior year period.

Income before Income Taxes

For the three months ended June 30, 2016, income before taxes was approximately $1.3 million, attributable to $1.7 million income from operations, partially offset by $(0.4) million other expense as described in the preceding paragraph. This represents an improvement of approximately $0.6 million over the prior year quarter, attributable to contributions from Danya and improved performance on legacy programs.

Income Tax Expense

For the three months ended June 30, 2016, DLH recorded a $0.5 million provision for taxes, an increase of approximately $0.2 million over the prior year quarter on higher earnings.

Net Income

Net income for the three months ended June 30, 2016 was approximately $0.8 million, or $0.08 per basic share and $0.07 per diluted share, an improvement of approximately $0.3 million, or $0.03 per basic share and diluted share over the prior year period. The increase was due principally to the operating contributions from the Danya transaction, net of acquisition, interest and amortization of deferred financing expenses.

Results of Operations for the nine months ended June 30, 2016 and 2015

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Nine Months Ended				Change in
Consolidated Statement of Income:	June 30, 2016		June 30, 2015		$	% of Rev
Revenue	$58,482	100.0%	$48,357	100.0%	$10,125	—%
Direct expenses	46,885	80.2%	40,055	82.8%	6,830	(2.6)%
Gross margin	11,597	19.8%	8,302	17.2%	3,295	2.6%
General and administrative expenses	8,402	14.4%	6,719	13.9%	1,683	0.5%
Depreciation and amortization expense	456	0.8%	45	0.1%	411	0.7%
Income from operations	2,739	4.7%	1,538	3.2%	1,201	1.5%
Other income (expense), net	(1,076)	(1.8)%	(723)	(1.5)%	(353)	(0.3)%
Income before income taxes	1,663	2.8%	815	1.7%	848	1.1%
Income tax expense	666	1.1%	326	0.7%	340	0.4%
Net income	$997	1.7%	$489	1.0%	$508	0.7%

Net income per share - basic	$0.10		$0.05		$0.05
Net income per share - diluted	$0.09		$0.05		$0.04

Revenue

Revenue for the nine months ended June 30, 2016 was $58.5 million, an increase of $10.1 million or 20.9% over prior year period. The increase in revenue is due primarily to the acquisition of Danya on May 3, 2016, and continued expansion on existing contract vehicles resulting from program management and customer satisfaction with our services.

Direct Expenses

Direct expenses generally comprise direct labor direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the nine months ended June 30, 2016 were $46.9 million, an increase of $6.8 million, or 17.1% over prior year due principally to the acquisition of Danya and increased professional service costs attributed to increased revenue on legacy DLH contracts. As a percentage of revenue, direct expenses were 80.2%, a favorable reduction of (2.6)% with the improvement attributable to increased contribution from Danya, more complex contracts, and effective assignment of staff to deliver strong contract performance. We continue to focus on internal productivity measures to control costs and improve our gross margin.

Gross Margin

Gross margin for the nine months ended June 30, 2016 was approximately $11.6 million, an increase of $3.3 million, or 39.7%, over prior year period. As a percentage of revenue, our gross margin rate of 19.8% increased by 260 basis points, or 2.6%, over the prior year nine-month period. Favorable gross margin results are due principally to contribution from Danya, more complex contracts, and effective assignment of staff to deliver strong contract performance. We continue to focus on internal productivity measures to control costs and improve our gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the nine months ended June 30, 2016 were approximately $8.4 million, an increase of $1.7 million or 25.0% over the prior year period. As a percent of revenue, G&A expenses were 14.4%, an increase of approximately 0.5% over prior year period. The increase in expenses was due principally to the addition of Danya, and additional program and operational resources to manage and grow our business volume.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets from the acquisition of Danya. As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets. For the nine months ended June 30, 2016, depreciation and amortization were approximately $0.5 million, due principally to the amortization of acquired definite-lived intangible assets.

Income from Operations

Income from operations for the nine months ended June 30, 2016 was approximately $2.7 million, an increase of approximately $1.2 million over the prior year period. The improvement is due principally to contribution from the acquisition of Danya, and expansion on legacy programs.

Other Income (Expense), net

Other expense, net, includes non-operational acquisition expenses, interest expense and amortization of deferred financing costs on debt obligations, and other miscellaneous non-operational items. Prior year other expense includes a one-time charge related to settlement of the retroactive payment claim in March 2015, and interest expense. For the nine months ended June 30, 2016, other expense, net, was approximately $(1.1) million, an increase of approximately $(0.4) million over the prior year period.

Income before Income Taxes

For the nine months ended June 30, 2016, income before taxes was approximately $1.7 million, an improvement of approximately $0.8 million over the prior year period. The increase is attributable to contributions from Danya and improved performance on legacy programs.

Income Tax Expense

For the nine months ended June 30, 2016, DLH recorded a $0.7 million provision for tax expense, an increase of approximately $0.3 million over the prior year period due to higher income.

Net Income

Net income for the nine months ended June 30, 2016 was approximately $1.0 million, or $0.10 per basic share and $0.09 per diluted share, an increase of approximately $0.5 million, or $0.05 per basic and $0.04 per diluted share over the prior year period. The increase was due principally to the operating contributions from the Danya transaction, net of acquisition, interest and amortization of deferred financing expenses.

Non-GAAP Financial Measures

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other items (“Adjusted EBITDA”) for the three months ended June 30, 2016 was approximately $2.1 million, an improvement of approximately $1.3 million, or 152.9% over the prior year three-month period. Growth is attributable to increased revenue and gross margin as previously described.

Adjusted EBITDA for the nine months ended June 30, 2016 was approximately $3.6 million, an improvement of approximately $1.6 million, or 78.9% over the prior year period. This increase is due principally to increased revenue and gross margin as described in the preceding paragraphs.

We use Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other items (“Adjusted EBITDA”) as a supplemental non-GAAP measures of our performance. We define Adjusted EBITDA as net income/(loss) adjusted to exclude (i) interest and other expenses, including acquisition expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses — equity grants.

We exclude the following items in deriving Adjusted EBITDA:

•
Acquisition expenses and interest expenses are excluded in the current year period. Settlement of the retroactive payment claim, which is non-recurring, is excluded from the prior year period. These expenditures do not relate to the ongoing operation of the existing business base, and they tend to vary significantly based on the timing of proposed transactions. We believe that segregating and excluding these expenses allow for improved comparability of results from period to period.

•	Equity compensation is excluded because it is non-cash in nature. We believe that excluding this expense allows for improved comparability of results from period to period.

Non-GAAP measures of our performance are presented here and used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company’s Board utilize non-GAAP measures to help make decisions about the use of the Company’s resources, analyze performance between periods, develop internal projections and measure management performance. We believe that non-GAAP measures can be useful to investors in evaluating the Company’s ongoing operating and financial results and understanding how such results compare with the Company’s historical performance. By providing non-GAAP measures as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations.

Reconciliation of GAAP net income to adjusted EBITDA, a non-GAAP measure:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2016	2015	Change	2016	2015	Change
Net income	$776	$437	$339	$997	$489	$508
(i) Interest and other (income) expense (net):
(i)(a) Interest and other expense	281	34	247	281	723	(442)
(i)(b) Acquisition expenses	93	—	93	795	—	795
(ii) Provision (benefit) for taxes	518	292	226	666	326	340
(iii) Depreciation and amortization	414	5	409	456	45	411
(iv) G&A expenses - equity grants	42	72	(30)	384	418	(34)
Adjusted EBITDA	$2,124	$840	$1,284	$3,579	$2,001	$1,578

Weighted-average outstanding shares fully diluted	11,311	9,956	1,355	10,855	9,990	865

Liquidity and Capital Resources

Presently, the Company derives 100% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our largest customer continues to be VA, which comprised approximately 83% and 95% of revenue for the nine months ended
June 30, 2016 and 2015, respectively. Additionally, HHS represents a major customer, comprising 13% of revenue for the nine months ended June 30, 2016, following the Danya acquisition. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of June 30, 2016 and 2015. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 4, Supporting Financial Information-Accounts Receivable.

As of June 30, 2016, awards from VA and HHS have anticipated periods of performance ranging from approximately one to up to four years. These agreements are subject to the Federal Acquisition Regulations. Our existing VA Consolidated Mail Outpatient Pharmacy Healthcare contract began in November, 2011 and is anticipated to run through October 2016, though these terms may be extended or bridged to allow for a competitive procurement event. The contract is expected to recompete for another five-year term beginning in November 2016, and DLH intends to aggressively pursue the renewal contract. Our existing VA Consolidated Mail Outpatient Pharmacy Medical Logistics contract began in December 2013, with an anticipated five-year period of performance ending in November 2018. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationship and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationships with VA and HHS.

Cash position at June 30, 2016

For the nine months ended June 30, 2016, the Company generated operating income of $2.7 million and net income of approximately $1.0 million.

Selected sources and uses of cash are shown in the table below for the nine months ended June 30, 2016.

(Amounts in Millions)		Nine Months Ended
	Ref	06/30/16
Cash and cash equivalents	(a)	$2.8
Borrowing on line of credit	(b)	$0.8
Unused borrowing capacity on revolving line of credit	(c)	$4.3
Adjusted EBITDA	(d)	$3.6
Cash flows from operating activities	(e)	$3.4
Cash flows used in investing and financing activities, net	(f)	$(6.1)
Working capital deficit (current assets minus current liabilities)	(g)	$(3.6)

Ref (a): At June 30, 2016, the Company had cash deposits on hand of approximately $2.8 million.

Ref (b): At June 30, 2016, DLH had repaid all but $0.8 million on the revolving line of credit, including a $5.0 million draw on May 3, 2016 to partially fund the acquisition of Danya, as well as interim borrowing to maintain operational cash flow during May and June.

Ref (c): At June 30, 2016, the Company's total borrowing availability, based on eligible accounts receivables at June 30, 2016, was $6.0 million. This capacity was comprised of $0.9 million in a stand-by letter of credit, $0.8 million in borrowing on the line of credit, and unused borrowing capacity of $4.3 million.

Ref (d): Adjusted EBITDA of approximately $3.6 million represents income from operations before reductions for non-cash operating expenses, depreciation, and amortization.

Ref (e): Cash flows from operating activities increased approximately $3.4 million for the nine months ended June 30, 2016 due principally to profitable operations partially offset by acquisition related expenses.

Ref (f): Cash flows used in investing and financing activities, net, were approximately $(6.1) million for the nine months ended June 30, 2016. This was due principally to our contribution of cash to fund our acquisition of Danya, partially offset by profitable operations.

Ref (g): We had a working capital deficit of approximately $(3.6) million as of June 30, 2016. This was due principally to cash outlays to fund our acquisition of Danya, partially offset by profitable operations.

Sources of cash and cash equivalents

As of June 30, 2016, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its secured revolving line of credit facility with Fifth Third Bank. This credit facility provides us with access of up to $10.0 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations.

Management's assessment of cash and cash equivalents at June 30, 2016

Management believes that: (a) cash and cash equivalents of approximately $2.8 million as of June 30, 2016; (b) the amount available under its line of credit that was in effect at June 30, 2016 (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

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

The Term Loan matures on May 1, 2021 and the Revolving Credit Facility matures on May 1, 2018.

The Term Loan and Revolving Credit Facility bear interest at the rate of LIBOR plus a margin of 3.0% and the loans are secured by liens on substantially all of the assets of DLH, Danya and DLH’s other subsidiaries. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 5 of the consolidated financial statements.

Concurrent with these new lending arrangements, we terminated any existing credit facilities that DLH or its acquired subsidiary had in place.

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 6 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2015, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 29 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the nine months ended June 30, 2016. Also, there were no significant changes in our estimates associated with those policies.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs, for which funds were deposited into trust for possible future payments of claims. DLH believes that its exposure to interest rate fluctuations on its debt instruments can be managed with an interest rate swap contract that it is securing

ITEM 4:         CONTROLS AND PROCEDURES

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

Changes in Internal Controls

In May 2016, we acquired Danya International, LLC (“Danya”). We have reviewed and identified the existing key controls in this entity and we are in the process of integrating this entity into our existing control environment.

With the exception of the matter noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2015 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. Except as set forth below, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 and in our Quarterly Report Form 10-Q for the fiscal quarter ended March 31, 2016.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein. Refer to Notes 11 and 12 regarding issuance of restricted shares of common stock in the acquisition and the issuance of common stock purchase warrants to the subordinated lenders in the subordinated debt financing transaction.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program during third quarter ended June 30, 2016:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 2016	—	$—	—	$77
May 2016	—	$—	—	$77
June 2016	—	$—	—	$77
Second Quarter Total	—	$—	—	$77

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Dated: August 10, 2016