Form 10-K
period 2016-09-30
DLH Holdings Corp.
filed 2016-12-09
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter March 31, 2016 $8,610,075.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: On November 30, 2016 there were 11,241,614 shares outstanding of common stock of the Registrant.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2016

PART I

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

ITEM 1. BUSINESS
Overview
DLH Holdings Corp. (“DLH” or the “Company” and also referred to as “we,” “us” and “our”) is a full-service provider of professional healthcare and social services to government agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and other government agencies. Incorporated in New Jersey in 1969, the Company principally operates through its legal entities DLH Solutions, Inc. ("DLH Solutions") and Danya International, LLC ("DLH Danya" or "Danya") and is headquartered in Atlanta, Georgia.

DLH manages its operations from its principal executive offices at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta Georgia 30305. We employ over 1,400 skilled employees working in more than 30 locations throughout the United States.

On May 3, 2016, DLH acquired Danya International, LLC (“DLH Danya” or "Danya") which provides technology-enabled program management, consulting, and digital communications solutions to federal government and other customers. We acquired Danya to expand offerings across government markets. This acquisition is in line with our strategic growth initiatives, and we intend to continue to review and position ourselves for other potential joint venture or strategic acquisition opportunities in the future.

The foundations of our business offerings are now focused on three primary sources of revenue within the Federal health services market space, as follows:

•	Department of Defense and veteran health services, comprising approximately 55% of our current business base;

•	Human services and solutions, approximately 40% of our current business base; and

•	Public health and life sciences, approximately 5% of our current business base.

Defense and veterans’ health solutions: DLH provides a wide range of healthcare services and delivery solutions to the Department of Veteran Affairs, US Army Medical Materiel Command and its subordinate US Army Medical Research Acquisition Activity, Navy Bureau of Medicine and Surgery, and the Defense Health Agency and Army Medical Command. We believe that our DLH-developed tools and processes, including SPOT-mTM and e-PRATTM, along with our cloud-based case management system have been major contributors in differentiating the company within this Federal market.

Advancing the technology readiness level of new development items is a critical priority of our federal agency customers. Our project managers and biomedical engineers perform state-of-the-art research & development, testing & evaluation, and development of new medical systems and devices intended to enhance the medical readiness of troops in combat theaters across the globe. Our medical logistics support assists the uniformed services plan for fielding these new systems and devices. We deliver clinical drug and alcohol counseling services to Navy installations worldwide as part of the clinical preceptorship program, thereby improving the sailor health and readiness. DLH provides a range of case management, physical and behavioral health examinations and associated medical administration services to enhance the assessment and transition process for military personnel readiness commands and individual service members. DLH is also engaged in efforts to alleviate homelessness among Veterans. We provide a range of professional case management services to support Veterans' transition back into the community. These services include mental health evaluations, behavioral readiness, skills assessment, career counseling, and job preparation services.

DLH is on the forefront of ensuring that veterans receive their out-patient prescriptions on time, each day, through the VA CMOP pharmacy program. The Department's Secretary recently recognized the VA's CMOP program for service excellence, citing the JD Powers ranking and noting that cost advantage has been tremendous and cost avoidance significant. More information can be found on the DLH website at www.dlhcorp.com. DLH is proud of our contributions to the VA in achieving these outstanding results. We believe that our operational efficiency and expertise is well-aligned with the VA strategic goals to manage and improve operations and to deliver seamless and integrated support; our unique capabilities and solutions help the VA optimize efficiency and help ensure program accountability as well as better service. We look forward to future opportunities to expand our offerings within the VA as they build a consolidated supply chain for all of their medical centers.

Human services and solutions: DLH provides a wide range of human services and solutions to the Department of Health and Human Services' Office of Head Start and the Department of Homeland Security. DLH provides a systems-based approach toward assuring that underserved children and youth throughout the country are getting proper educational and environmental support, including health, nutritional, parental, and behavioral services during their formative years - services that are critical to ensuring the long-term health of the nation. Performance verification of grantees delivering such services nationwide is conducted using an evolving system of monitoring, evaluation, tracking and reporting tools against selected key performance indicators relative to school readiness. Large scale federally-funded, regionally managed, and locally delivered services demand innovative monitoring and protocol systems integration to ensure productive and cost-effective results. DLH provides the enterprise-level IT system architecture design, migration plan, and ongoing maintenance (including call center) to manage the implementation using experienced subject matter experts and project management resources.

Public health and life sciences: DLH provides a wide range of services to Department of Health and Human Services' Center for Disease Control and Prevention, the Department of the Interior, and the Department of Agriculture. DLH services include advancing disease prevention methods and health promotion to underserved and hard to reach at-risk communities through development of strategic communication campaigns, research on emerging trends, health informatics analyses, and application of best practices including mobile, social, and interactive media. The company leverages evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. For at-risk wildlife, DLH conducts biological research and surveys covering waterways in key parts of the country to protect and conserve aquatic populations as well as manage wetlands and habitats through environmental assessments. Projects often involve highly specialized expertise and research methodologies. This work is often very seasonal with regard to resources and funding.
Customers
Presently, the Company derives 100% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our largest customer continues to be the VA, which comprised approximately 72% and 95% of revenue for the twelve months ended September 30, 2016 and 2015, respectively. Additionally, HHS represents a major customer, comprising 13% of revenue for the twelve months ended September 30, 2016 following the Danya acquisition. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2016 and 2015. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 4, Supporting Financial Information-Accounts Receivable.

As of September 30, 2016, duration of contract awards from the VA and HHS range from approximately one to four years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery will result in our customers retaining DLH for the full duration of the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with VA and HHS.

Through organic growth and its acquisition of Danya, DLH continues to expand into other Federal agencies to diversify its business portfolio. Our acquisition of Danya enables us to provide a greater array of services to the Federal Government and provided us with access to new federal agencies, as well as the ability to expand our current portfolio of work with agencies where both companies have existing relationships. Our expanded capabilities allow us to address more comprehensively many of the challenges faced by our target customer agencies.

Backlog

At September 30, 2016, the total backlog was approximately $233 million. Total backlog as of September 30, 2015 was approximately $146 million. Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. Backlog value is based upon contract commitments, management judgment and assumptions about the volume of services, availability of customer funding and other factors. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At September 30, 2016, our funded backlog was approximately $95 million and our unfunded backlog was $138 million.

The value of multi-client, competitive Indefinite Delivery/Indefinite Quantity ("IDIQ") contract awards is included in backlog computation only when a task order is awarded. The award of an IDIQ contract does not represent a firm order for services and is subject to competitive bidding. Generally, under an IDIQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. A number of U.S. Government programs with which we are associated are multi-year programs, and as such a substantial portion of our backlog is expected to be filled subsequent to fiscal 2017. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options.

Position and Distribution of Services and Solutions in Our Markets

Our strengths in the markets in which we compete and the manner in which we are positioned within them, are enhanced by a number of features including, but not limited to:

•	high barriers for entry into the selected markets in which we serve;

•	substantial component of our employee base possess specialized credentials and licenses;

•	over 90% of our revenue is derived from prime contracts with the US Government;

•	strong past performance record, as evidenced by our VA customer scoring the highest in overall satisfaction in the J.D. Power National Pharmacy Study over the past six years; and

•	targeted expansion in critical national priority markets with Federal budget stability.

The Company operates primarily through prime contracts awarded through full and open competition by the government. The Company has a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. The majority of our contracts are fixed-price type contracts. As such, the Company has developed and continues to leverage a suite of solution offerings geared toward enhancing performance and productivity while reducing costs to its US government clients. We also provide services under IDIQ and government wide acquisition contracts, such as General Services Administration (GSA) schedule contracts and currently hold multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for a multi-year period. We also utilize various components of Lean Six Sigma and other management techniques to achieve continuous improvement.
Competitive Landscape
Full and open competition and long business development cycles are characteristics of the government and defense industry in which we operate. For major program competition, the business acquisition cycle typically ranges from 18 to 36 months. Companies may pursue work either as prime contractor or partner with other companies in a subcontractor role. Those competing as prime contractors normally expend substantially more resources than those in subcontractor roles. We partner and compete with several large and small-business companies in pursuit of acquiring new business.

Our competitor companies include operating units within, among others: Deloitte, Booz Allen Hamilton, Leidos, CACI, CSC, Lockheed Martin, UnitedHealth, ICF International, RTI, and Westat.
DLH competes with these companies by leveraging our differentiating suite of tools and uniquely integrating people and processes resulting in highly competitive proposals and a solid track record of past performance. We compete for awards through a full and open competition on a "best-value basis". The Company draws heavily from its consistent high quality past performance ratings, proven and evolving technical differentiators, key personnel credentials and growing market recognition to compete. The Company believes that our track record, knowledge and processes with respect to government contract bidding processes represent significant competitive advantages.
Our recent and future success in this competitive landscape hinges on our ability to continue to uniquely integrate people, processes and technology tools to deliver best value solutions for our targeted clients (both government and industry partners). Additionally, our ability to remain cost-competitive remains important.
Intellectual Property

We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. DLH holds two registered trademarks, PRAT® and SPOT-m®, that optimize resource allocation and supply chain management processes in connection with our management consulting services. Because our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets adequate protection to ensure their continuing availability.

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
Employee Relations
As of September 30, 2016, the Company employed over 1,400 employees performing in over 30 locations throughout the U.S. Management believes that is has good relations with its employees. In October 2014, employees at our Chicago location approved the adoption of union representation for non-management employees. Union representation has been certified for these employees and collective bargaining discussions are ongoing. Management does not expect this agreement to materially impact results of operations.
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
Principal Executive Officers
Our principal executive officers are:

Name	Age	Positions
Zachary C. Parker	59	President, Chief Executive Officer and Director
Kathryn M. JohnBull	57	Chief Financial Officer
Kevin Wilson	51	President, DLH Solutions, Inc.

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
ITEM 1A. RISK FACTORS
 As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2016, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
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

Our largest customer continues to be the VA, which comprised approximately 72% and 95% of revenue for the twelve months ended September 30, 2016 and 2015, respectively. Additionally, HHS represents a major customer, comprising 13% of revenue for the twelve months ended September 30, 2016, after taking into account the Danya acquisition. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2016 and 2015. Accordingly, we remain dependent upon the continuation of our relationships with the VA and HHS.
We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers.

As of September 30, 2016, awards from VA and HHS have anticipated periods of performance ranging from approximately one to four years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the contract term.

Because we derive all of our revenue from contracts with the Federal government, the success and development of our business will continue to depend on our successful participation in Federal government contract programs. In recent years past, we have seen frequent debates regarding the scope of funding of our customers, thereby leading to budgetary uncertainty for our Federal customers. Future instances of this uncertainty may result in reduced awards, postponements in procurement of services and delays in collection of payments, which may affect our results of operations. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance. In the event the budgets or budgetary priorities of the U.S. Government entities with which we do business are delayed, decreased or underfunded, our consolidated revenues and results of operations could be materially and adversely affected.

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

U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. Further, congressional seats may change during election years, and the balance of spending priorities may change along with them. The election of a new President of the United States could also change Federal spending priorities. These potential shifts in spending priorities could result in lower funding for our VA and Head Start programs.

Our growth into government markets may be impacted by measures in place since March 2013, when the federal government began operating under sequestration required by the Budget Control Act of 2011 (BCA). Under sequestration, reductions in both defense and civil agency expenditures have taken place in each of the government’s fiscal years since 2013 and, unless the BCA is amended or repealed, will continue through the government’s Fiscal Year 2021.

VA programs, which accounted for approximately 72% and 95% of Company revenue for the twelve months ended September 30, 2016 and 2015, respectively, were exempt from the spending caps established under Federal government sequestration targets enacted in 2013.

A final FY2017 budget was not passed into law prior to October 1, 2016. Consequently, a continuing resolution (CR), H.R.5325 Continuing Appropriations and Military Construction, Veterans Affairs, and Related Agencies Appropriation Act, 2017, and Zika Response and Preparedness Act was passed into law on September 29, 2016. The CR provides full-year fiscal 2017 funding for the VA and military construction projects. The measure gives VA officials $74.4 billion in discretionary spending next year, a nearly 4 percent increase over fiscal 2016. The CR freezes spending at fiscal 2016 levels with an additional across-the-board cut of nearly 0.5 percent. To continue operating after the CR December 9, 2016 expiration date, Congress will need to pass, and the President will need to sign, a new CR or more comprehensive budget bill. The Company does not believe these measures will have a material impact on our current business base for fiscal year 2017, however, any delays in addressing funding may delay the timing of awards for new business.

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
We may enter into future teaming ventures with other companies, which carry risk in regards to maintaining strong, trusted working relationships in order to successfully fulfill contract obligations. Teaming arrangements may include being engaged as a subcontractor to a prime contractor, engaging a subcontractor on a contract for which we are the prime contractor, or entering into a joint venture with another company. We may lack control over fulfillment of such contracts, and poor performance on the contract could impact our customer relationship, even if we perform as required. We expect to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Our revenue and operating results could differ materially and adversely from those anticipated if any such prime contractor or teammate choses to offer directly to the client services of the type that we provide or if they team with other companies to provide those services.
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
Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2016, certain of our officers are under employment contracts. However, we do not maintain "key person" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.
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

Our systems and networks may be subject to cybersecurity breaches.

Many of our operations rely heavily upon technology systems and networks to receive, input, maintain and communicate participant and client data pertaining to the programs we manage. If our systems or networks were compromised by a security breach, we could be adversely affected by losing confidential or protected information of program participants and clients, and we could suffer reputational damage and a loss of confidence from prospective and existing clients. Similarly, if our internal networks were compromised, we could be adversely affected by the loss of proprietary, trade secret or confidential technical and financial data. The loss, theft or improper disclosure of that information could subject the Company to sanctions under the relevant laws, lawsuits from affected individuals, negative press articles and a loss of confidence from our government clients, all of which could adversely affect our existing business, future opportunities and financial condition.

We may have difficulty identifying and executing acquisitions on favorable terms and therefore may grow at slower than anticipated rates.

One of our potential paths to key growth is to selectively pursue acquisitions. Through acquisitions, we may be able to expand our base of federal government customers, increase the range of solutions we offer to our customers and deepen our penetration of existing markets and customers. We may not identify and execute suitable acquisitions. To the extent that management is involved in identifying acquisition opportunities or integrating new acquisitions into our business, our management may be diverted from operating our core business. Without acquisitions, we may not grow as rapidly otherwise, which could cause our actual results to differ materially and adversely from those anticipated.

We may encounter other risks in regard to making acquisitions, including:

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

We may have difficulty integrating the operations of companies we acquire, which could cause actual results to differ materially and adversely from those anticipated.

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

We have incurred new debt in connection with our recent acquisition and we must make the scheduled principal and interest payments on the facility and maintain compliance with other debt covenants.

On May 2, 2016, we entered into a loan agreement with Fifth Third Bank under which the bank agreed to provide (i) a $25.0 million senior secured term loan (the “Term Loan”) with a five year maturity date and (ii) a two (2) year revolving loan facility in an aggregate amount of up to $10.0 million (the “Revolving Loan Facility”). Specifics of the loan agreement are discussed in Note 5 to this report.

The loan agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. Also, the loan agreement requires us to comply with certain financial covenants including a minimum fixed charge coverage ratio and a Funded Indebtedness to Adjusted EBITDA ratio. In addition to monthly payments of the outstanding indebtedness, the loan agreement also requires prepayments of a percentage of excess cash flow, as defined in the loan agreement. Accordingly, a portion of our cash flow from operations will be dedicated to the repayment of our indebtedness.

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

At September 30, 2016, we had net operating losses, or NOLs, of approximately $36 million and $3.6 million for U.S. and state tax return purposes, respectively. Our U.S. NOLs begin to expire in 2021 and continue to expire through 2033. Due to our recent trend of positive operating results, in the fiscal year ended September 30, 2016 we realized a $0.9 million net tax benefit related to the release of a portion of our valuation allowance, to reflect the amount of our deferred tax asset that we expect to realize in future years. This release is based upon our current estimate of future taxable earnings based on results generated through the fiscal year ended September 30, 2016. As a result of our non-cash valuation allowance release during our fiscal year ended September 30, 2016, our U.S. tax provision expense in future periods may be at a higher effective tax rate, which will reduce our net income (or loss) and earnings (or loss) per share by a greater amount than it has in the past.

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
The exercise of our outstanding common stock options and warrants may depress our stock price and dilute your ownership of the company.

As of September 30, 2016, the following options and warrants were outstanding:

•
Executive and employee options to purchase 2,226 thousand shares of common stock, 1,909 thousand of which are vested and immediately exercisable. The weighted average exercise price of the outstanding stock options is $1.43 per share.

•	Warrants issued to Wynnefield Capital to purchase 53,619 shares of common stock with an exercise price of $3.73 per share.

To the extent that these securities are exercised, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of these securities can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by those securities.
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
Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval
As of September 30, 2016, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 52% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 42% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2. PROPERTIES
Operations and Facilities
DLH's corporate headquarters are located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta Georgia 30305. The Company maintains a National Capital Region office in Silver Spring, Maryland. The former Atlanta office location at 1776 Peachtree Street is no longer occupied by DLH, and is being sublet through the termination date of the lease on July 31, 2017.
In the fiscal year ended September 30, 2016, DLH's total lease expense for operations was approximately $573 thousand, which included the Silver Spring location as of May 3, 2016. Annual lease payments for all of our locations, shown in the table below, are approximately $874 thousand per year.
The following is summary information on DLH's facilities as of September 30, 2016:

		($ in thousands)
Location	Approximate Square Feet	Approximate Annual Lease Expense	Expiration Date

Corporate Headquarters
3565 Piedmont Road, NE, Building 3, Suite 700	12,275	$302	4/31/2024
Atlanta, GA 30305

National Capital Region Office
8737 Colesville Road, Suite 1100	22,400	$572	4/30/2020
Silver Spring, MD 20910

Additional Atlanta location
1776 Peachtree Street, Suite 300S	3,925	(a)	7/31/2017
Atlanta, GA 30309
Ref (a): Location is being sublet through the termination date of the lease on July 31, 2017.

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
Market Information
The ranges of high and low sales prices for the Company's common stock for the periods indicated below are:
Common Stock

FISCAL YEAR 2016	LOW	HIGH
1st Quarter	$1.89	$4.47
2nd Quarter	$2.50	$4.38
3rd Quarter	$3.51	$5.32
4th Quarter	$4.32	$5.72

FISCAL YEAR 2015	LOW	HIGH
1st Quarter	$1.70	$3.65
2nd Quarter	$1.86	$2.50
3rd Quarter	$1.85	$2.79
4th Quarter	$2.25	$3.50
The above quotations reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On September 30, 2016, the Company's common stock had a closing price of $4.69 per share.
Dividends
The Company has not declared any cash dividends on its common stock since inception and has no present intention of paying any cash dividends on its common stock in the foreseeable future.
Approximate Number of Equity Security Holders
As of September 30, 2016, there were 11,148 thousand shares of common stock outstanding held of record by approximately 174 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees. As of November 30, 2016, the Company estimates that there are approximately 1,423 beneficial owners of its common stock.
Sales of Unregistered Securities
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.

Securities Authorized for Issuance under Equity Compensation Plans
DLH presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2016. All grants of equity securities made to executive officers and directors are presently made under the 2016 Omnibus Equity Incentive Plan (the “2016 Plan”). Prior to the adoption of the 2016 Plan, awards of equity securities were made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Employee stock options	2,226,000	$1.43	1,000,000

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

During fiscal fourth quarter ended September 30, 2016, the Company did not repurchase any shares of its common stock pursuant to the program. As of September 30, 2016 there is a total of $77 thousand remaining for repurchases under the program.

The following table provides certain information with respect to the status of our stock repurchase program as of fourth quarter ended September 30, 2016:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 2016	—	$—	—	$77
August 2016	—	$—	—	$77
September 2016	—	$—	—	$77
Fourth Quarter Total	—	$—	—	$77

ITEM 6. SELECTED FINANCIAL DATA
We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2016. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Business Overview:

DLH is a provider of technology-enabled business process outsourcing and program management solutions, primarily to improve and better deploy large-scale federal health and human service initiatives. DLH is a pure-play federal contractor, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD"). On May 3, 2016, DLH acquired Danya International, LLC (“Danya”), strengthening the company’s breadth of services and significantly increasing its size. Danya provides technology-enabled program management, consulting, and digital communications services to federal government agencies. The results of Danya are included in our results of operations since the closing date.

Publicly traded with more than 1,400 employees working in over 30 locations throughout the United States, DLH was recently recognized by GovWin IQ as a top service provider in the Health Services Spending category. Currently, DLH offers services and solutions within three key areas of the health services space: Defense and Veterans Health Solutions; Human Services and Solutions; and Public Health and Life Sciences. DLH's mission is to become the most trusted provider of technology-enabled healthcare and public health services, medical logistics, and readiness enhancement services to those securing the freedom of our nation, veterans, and underserved communities. We intend to pursue growth while maintaining our values of integrity and trust, performance excellence, agility, and inclusion and diversity.

The foundations of our business offerings are now focused on three primary sources of revenue within the Federal health services market space, as follows:

•	Department of Defense and veteran health services, comprising approximately 55% of our current business base;

•	Human services and solutions, approximately 40% of our current business base; and

•	Public health and life sciences, approximately 5% of our current business base.

Forward Looking Business Trends:

DLH's mission is to become the most trusted provider of technology-enabled healthcare and public health services, medical logistics, and readiness enhancement services to active duty personnel securing the freedom of our nation, veterans, and civilian populations and communities. Our primary focus within the defense agency markets include military service members and veterans' requirements for telehealth services, behavioral healthcare, medication therapy management, health IT commodities, process management, clinical systems support, and healthcare delivery. Our primary focus within the civilian agency markets include healthcare and social programs delivery and readiness. These include compliance monitoring on large scale programs, technology-enabled program management, consulting, and digital communications solutions ensuring that education, health, and social standards are being achieved within underserved and at risk populations. We believe these business development priorities will position DLH to expand within top national priority programs and funded areas.

Overall federal spending trends in fiscal 2017:

Federal law requires that the President of the United States submit a budget proposal to Congress every February, which serves as a starting point for negotiations in Congress. The budget request shows the president’s priorities in detail. It also serves as a benchmark against which all subsequent spending legislation will be measured. The proposal begins the annual federal budget process that creates the budget for the coming fiscal year, which begins on October 1.

The President’s proposed FY2017 budget submitted in February 2016 called for $4.2 trillion in federal government spending, representing a four percent increase over fiscal 2016. Of that, $1.15 trillion was for the discretionary spending budget that Congress legislates each year and nearly $2.8 trillion would be for mandatory spending authorized by existing law. Compared to 2016, discretionary spending would decrease in every category except veterans’ benefits and labor.

A final FY2017 budget was not passed into law prior to October 1, 2016. Consequently, a continuing resolution (CR), H.R.5325 Continuing Appropriations and Military Construction, Veterans Affairs, and Related Agencies Appropriation Act, 2017, and Zika Response and Preparedness Act was passed into law on September 29, 2016. The CR provides full-year fiscal 2017 funding for the Department of Veterans Affairs and military construction projects. The measure gives VA officials $74.4 billion in discretionary spending next year, a nearly 4 percent increase over fiscal 2016. The CR freezes spending at fiscal 2016 levels with an additional across-the-board cut of nearly 0.5 percent. To continue operating after the CR December 9, 2016 expiration date, Congress will need to pass, and the President will need to sign, a new CR or more comprehensive budget bill. The Company does not believe these measures will have a material impact on our current business base for fiscal year 2017, however, any delays in addressing funding may delay the timing of awards for new business.

Department of Veterans Affairs (VA) health spending trends:

DLH continues to see a critical need for expanded health care solutions within our sector of the federal health market, largely focused on the needs of veterans and their families. The 2017 Budget and 2018 Advance Appropriations requests for VA fulfill the President’s promise to provide America’s veterans, their families, and Survivors the care and benefits they have earned through their service. Fiscal year 2017 is the eighth year in a row that the President has requested, and Congress approved, a funding increase for VA to meet the nation’s obligations to veterans. Moreover, VA programs were exempt from the spending caps established under federal government sequestration targets enacted in 2013.

The VA operates the nation's largest integrated health care system - with more than 1,700 hospitals, clinics, community living centers, readjustment counseling centers, and other facilities - serving approximately 8.76 million Veterans each year.

The VA FY 2016-2017 agency priority goals are:

•	Improve veterans’ experience with VA

•	Improve VA’s employee experience

•	Improve veterans’ access to health care

•	Improve dependency claims processing and Agency Financial Reports (AFR)

Department of Health and Human Services (HHS) priorities and spending trends:

DLH has existing contracts with multiple agencies under HHS.

HHS is the principal federal department charged with protecting the health of all Americans and providing essential human services. The FY2017 budget prioritizes core services and programs and makes targeted investments in the training and support of health care providers, innovative biomedical research, food and drug safety, mental health services, health care for Native Americans and Alaska natives, early childhood programs, and services for other vulnerable populations.

The President’s FY2017 Budget requested $82.8 billion in discretionary funding for HHS. It also requested increases in key mandatory spending areas that would help support early childhood education, fight the opioid epidemic, expand behavioral health care, and do much more. A cited HHS priority is to give all Americans the building blocks for healthy lives. Over the course of the current Administration, HHS has more than doubled access to Early Head Start services for infants and toddlers. The FY2017 budget proposed an increase of $434 million for the Head Start program and an investment in child care services to cover over 2.6 million children.

HHS budget authority has continued to grow during the recent tight federal budget environment, having increased from $0.96 trillion in fiscal 2014 to $1.09 trillion for fiscal 2016.

According to HHS projections, national health insurance spending is expected to reach $5.63 trillion and comprise 20.1% of Gross Domestic Product (GDP) by 2025. Federal health expenditures are expected to reach $1.75 trillion by 2025, growing at a 4.9% compound annual growth rate (CAGR) from an estimated $1.04 trillion in 2015.

Mental and behavioral healthcare trends:

On September 29, 2016, the Defense Health Agency (DHA) announced significant improvements and expanded access to its TRICARE mental health and substance use disorder (SUD) benefits, intended to provide individuals with a full range of available mental health and SUD treatments. According to the DHA Director of Healthcare Operations, the behavioral health of service members and their families remains a top priority. TRICARE provides a comprehensive mental health benefit to active duty personnel, retirees, and their families, including psychiatric outpatient, inpatient, partial hospitalization, and residential treatment services. According to the report, major changes are underway that will improve access to mental health and substance use disorder treatment for beneficiaries, revise beneficiary cost-shares to align with cost-shares for medical and surgical care, and reduce administrative barriers to care by streamlining the requirements for institutional providers to become authorized providers. TRICARE will expand its coverage of treatment options for substance use disorders, including opioid use disorder.  This change will provide more treatment options such as outpatient counseling and intensive outpatient programs. Once additional changes are put into effect early next year, the process for facilities to become TRICARE-authorized will be easier and faster. The revisions are intended to make mental health care and SUD treatment more community-based.

The HHS FY2017 budget proposed over $1 billion to combat the prescription opioid and heroin epidemic by expanding access to evidence-based treatment, encouraging safe prescribing practices, and getting more drugs that reverse overdoses into the hands of those who need them. HHS cited that roughly 23 percent of people with a serious mental health disorder also have a co-occurring substance use disorder. However, only about half of children and less than half of adults with diagnosable mental health disorders get the treatment they need. Despite the expansion of behavioral health coverage through the Mental Health Parity and Addiction Equity Act and the Affordable Care Act, HHS contends that more must be done and therefore requested $780 million in new resources to help close the gap.

Spending on prescription drugs:

HHS projects that prescription drug spending will grow 6.7% annually from 2016 through 2025 due to improving economic conditions, changes in benefit management designed to encourage better drug adherence for people with chronic health conditions, and anticipated changing clinical guidelines designed to encourage drug therapies at earlier stages of treatment. These projected trends align with our expertise in managing large-scale prescription drug processing and delivery solutions, and we continue to assess additional opportunities in the Federal market as they arise.

Industry consolidation among federal government contractors:

There has been active consolidation and a strong increase in M&A activity among federal government contractors over the past few years that is expected to continue into fiscal year 2017 and beyond, fueled by public companies leveraging strong balance sheets to pursue strategic acquisitions that supplement organic growth and create shareholder value. Companies often look to acquisitions that augment core capabilities, contracts, customers, market differentiators, stability, cost synergies, and higher margin and revenue streams. DLH has become active in the M&A marketplace with the acquisition of Danya in May 2016. We plan continued focus on our core capabilities, as we look at potential future strategic acquisitions to grow our business and enhance shareholder value.

Potential Small Business Teaming Opportunities

The federal government has an overall goal of 23% of prime contracts flowing to small business contractors, primarily through the use of set-asides in agency RFPs (requests for proposal). The Veterans Benefits, Health Care, and Information Technology Act of 2006 requires the Secretary of Veterans Affairs to set annual goals for contracting with service-disabled and other veteran-owned small businesses. The Act’s “Rule of Two,” provides that the Department shall award contracts by restricting competition for the contract to service-disabled or other veteran owned small businesses. To restrict competition under the Act, the contracting officer must reasonably expect that at least two of these businesses will submit offers and that the award can be made at a fair and reasonable price that offers best value to the United States. Recent Task Orders on the VA T4NG IDIQ contract have been awarded under these set-aside provisions. While this has impacted our planned expansion using the T4NG contracting vehicle, DLH may elect, from time to time, to team with other contractors in support of such small businesses set-asides for specific pursuits that align with our corporate growth strategy.

Results of Operations for Fiscal Year 2016 as Compared to Fiscal Year 2015

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Year Ended				Change in
Consolidated Statement of Operations:	September 30, 2016		September 30, 2015		$	% of Rev
Revenue	$85,602	100.0%	$65,346	100.0%	$20,256	—%
Direct expenses	67,776	79.2%	53,658	82.1%	14,118	(2.9)%
Gross margin	17,826	20.8%	11,688	17.9%	6,138	2.9%
General and administrative expenses	12,518	14.6%	9,137	14.0%	3,381	0.6%
Depreciation and amortization	1,244	1.5%	55	0.1%	1,189	1.4%
Income from operations	4,064	4.7%	2,496	3.8%	1,568	0.9%
Other income (expense), net	(1,618)	(1.9)%	744	1.1%	(2,362)	(3.0)%
Income before income taxes	2,446	2.9%	3,240	5.0%	(794)	(2.1)%
Income tax expense (benefit), net	(938)	(1.1)%	(5,488)	(8.4)%	4,550	7.3%
Net income	$3,384	4.0%	$8,728	13.4%	$(5,344)	(9.4)%

Net income per share - basic	$0.34		$0.91		$(0.57)
Net income per share - diluted	$0.30		$0.87		$(0.57)

Revenues

(Dollars in thousands)	Amount	% Change
Revenue fiscal year 2015	$65,346
Organic growth	3,525	5.4%
Acquired growth from Danya since May 3, 2016	16,731	25.6%
Revenue fiscal year 2016	$85,602	31.0%

Fiscal year 2016 revenue was $85.6 million, an increase of $20.3 million or 31.0% over the prior year period. The increase is due principally to the acquisition of Danya on May 3, 2016, which contributed $16.7 million, and $3.5 million from continued expansion on existing contract vehicles resulting from program management and customer satisfaction with our services.

Direct Expenses

Direct expenses generally comprise direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the year ended September 30, 2016 were $67.8 million, an increase of $14.1 million, or 26.3% over prior year due principally to the acquisition of Danya and increased professional service costs attributed to increased revenue on legacy DLH contracts. As a percentage of revenue, direct expenses were 79.2%, a favorable reduction of (2.9)% with the improvement attributable to increased contribution from Danya, effective program management and cost efficiencies on existing contracts, partially offset by start-up costs on new contract awards. We continue to focus on internal productivity measures to control costs and improve our gross margin.

Gross Margin

Gross margin for the year ended September 30, 2016 was approximately $17.8 million, an increase of approximately $6.1 million or 52.5% over prior fiscal year on higher revenue and improved performance on contracts. As a percentage of revenue, our gross margin rate of 20.8% increased by 290 basis points, or 2.9%, over the prior year. Favorable gross margin results are due principally to contribution from Danya, more complex contracts, and effective assignment of staff to deliver strong contract performance, partially offset by fiscal year start-up costs on new contract awards. We continue to focus on internal productivity measures to control costs and improve our gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. Fiscal year 2016 G&A expenses were approximately $12.5 million, an increase of $3.4 million or

37.0% over the prior year period. As a percent of revenue, G&A expenses were 14.6%, an increase of approximately 0.6% over prior year period. The increase in expenses was due principally to the addition of Danya, and additional program and operational resources to manage and grow our business volume.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets from the acquisition of Danya. As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets. For the twelve months ended September 30, 2016, depreciation and amortization were approximately $1.2 million, due principally to the amortization of acquired definite-lived intangible assets.

Income from Operations

Income from operations for the year ended September 30, 2016 was approximately $4.1 million, an increase of approximately $1.6 million over the prior fiscal year. The improvement is due principally to contribution from the acquisition of Danya and expansion on legacy programs, resulting in improved gross margin of $6.1 million, partially offset by expense growth of $3.4 million as described above.

Other Income (Expense), net

Other income (expense), net, typically includes items such as non-operational acquisition expenses, interest expense and amortization of deferred financing costs on debt obligations, and other one-time or non-operational items that may contribute to other income or other expense depending upon the transaction. For the year ended September 30, 2016, other expense, net, was approximately $(1.6) million compared to other income, net of $0.7 million in the prior year, resulting in an unfavorable expense increase of $(2.4) million over the prior year period. Current year other expense primarily includes non-operational pre-acquisition expenses, deferred financing and interest expense related to the acquisition of Danya in fiscal year 2016. Prior year other income, net, primarily includes a $1.5 million favorable resolution of the legacy payroll tax issue, that was partially offset by the $(0.6) million, net, non-cash settlement of the retroactive payment issue.

Income before Income Taxes

Income before taxes for fiscal year ended September 30, 2016 was approximately $2.4 million, compared to $3.2 million for the prior year; a decrease of approximately (0.8) million. The fiscal year 2016 decrease is due principally to a $(2.4) million increase in other expenses, net, as described above, that were partially offset by $1.6 million additional income generated from operations compared to the prior year.

Income Tax Expense (Benefit)

DLH recorded a $0.9 million deferred tax benefit, net, for fiscal year ended September 30, 2016. Current period includes a $1.8 million benefit from release of the valuation allowance. This represents a $4.6 million decrease in tax benefit, net, over the prior year period, which included a $6.8 million deferred tax benefit related to the release of a portion of our valuation allowance, recorded to reflect the amount of our deferred tax asset that we expect to realize in future years.

Net Income

Net income for the year ended September 30, 2016 was approximately $3.4 million or $0.34 and $0.30 per basic and diluted share, respectively, compared to approximately $8.7 million over prior year period, or $0.91 and $0.87 per basic and diluted share. The decrease of approximately $(5.3) million compared to prior year is attributable principally to: a $4.6 million decrease in tax benefit, net, compared to prior year; an increase of approximately $2.4 million other income and expense, net, as described above; partially offset by improved income generated from operations of $1.6 million during the current fiscal year.

Non-GAAP Financial Measures for Fiscal 2016 and 2015

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA” for year ended September 30, 2016 was approximately $5.8 million, an increase of approximately $2.7 million, or 90.6%, over the prior fiscal year. This increase was due principally to improved gross margin of approximately $6.1 million, partially offset by expense growth of $3.4 million as previously described.

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

Reconciliation of GAAP net income to adjusted EBITDA, a non-GAAP measure:

	Twelve Months Ended
	September 30,
	2016	2015	Change
Net income	$3,384	$8,728	$(5,344)
(i) Interest and other (income) expense (net):
(i)(a) Interest and other expense	823	(744)	1,567
(i)(b) Acquisition expenses	795	—	795
(ii) Provision (benefit) for taxes	(938)	(5,488)	4,550
(iii) Depreciation and amortization	1,244	55	1,189
(iv) G&A expenses - equity grants	466	479	(13)
Adjusted EBITDA	$5,774	$3,030	$2,744

Weighted-average outstanding shares fully diluted	11,220	10,039	1,181

During the 2016 fiscal year, DLH acquired Danya International, LLC. The Company believes that it is helpful for investors to be able to evaluate the revenue performance of DLH’s underlying business excluding the impact of acquisitions. Therefore, the Company provides organic revenue growth as a non-GAAP measure to support this objective. To calculate organic revenue growth, the Company compares current year revenue, less revenue from acquisitions, to prior year revenue. Fiscal 2016 organic revenue growth was 5.4% for the year compared to the prior year.

Liquidity and Capital Resources

Cash position at September 30, 2016

For the twelve months ended September 30, 2016, the Company generated operating income of $4.1 million and net income of approximately $3.4 million.

Selected sources and uses of cash are shown in the table below for the twelve months ended September 30, 2016.

(Amounts in Millions)		Twelve Months Ended
	Ref	09/30/16
Cash and cash equivalents	(a)	$3.4
Borrowing on line of credit	(b)	$0.0
Unused borrowing capacity on revolving line of credit	(c)	$4.1
Adjusted EBITDA	(d)	$5.8
Cash flows from operating activities	(e)	$6.0
Cash flows used in investing and financing activities, net	(f)	$(8.2)
Working capital deficit (current assets minus current liabilities)	(g)	$(3.9)

Ref (a): At September 30, 2016, the Company had cash deposits on hand of approximately $3.4 million.

Ref (b): At September 30, 2016, DLH had repaid all of the revolving line of credit, including a $5.0 million draw on May 3, 2016 to partially fund the acquisition of Danya, as well as interim borrowing to maintain operational cash flow during May and June.

Ref (c): At September 30, 2016, the Company's total borrowing availability, based on eligible accounts receivables at September 30, 2016, was $5.0 million. This capacity was comprised of $0.9 million in a stand-by letter of credit, $0.0 million in borrowing on the line of credit, and unused borrowing capacity of $4.1 million.

Ref (d): Adjusted EBITDA of approximately $5.8 million represents income from operations before reductions for non-cash operating expenses, depreciation, and amortization.

Ref (e): Cash flows from operating activities increased approximately $6.0 million for the twelve months ended September 30, 2016 due principally to profitable operations partially offset by acquisition related expenses.

Ref (f): Cash flows used in investing and financing activities, net, were approximately $(8.2) million for the twelve months ended September 30, 2016. This was due principally to our contribution of cash to fund our acquisition of Danya.

Ref (g): We had a working capital deficit of approximately $(3.9) million as of September 30, 2016. This was due principally to the current portion of debt assumed to fund our acquisition of Danya, partially offset by profitable operations.

Sources of cash and cash equivalents

As of September 30, 2016, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its secured revolving line of credit facility with Fifth Third Bank. This credit facility provides us with access of up to $10.0 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations.

Management's assessment of cash and cash equivalents at September 30, 2016

Management believes that: (a) cash and cash equivalents of approximately $3.4 million as of September 30, 2016; (b) the amount available under its line of credit that was in effect at September 30, 2016 (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

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

A summary of our loan facilities and subordinated debt financing for the period ended September 30, 2016 is as follows:

($ in Millions)
As of September 30, 2016
Lender	Arrangement	Loan Balance	Interest *	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$23.4	LIBOR + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR + 3.0%	05/01/18
Wynnefield Capital	Subordinated notes (c)	$—		Paid off 9/30/16

* Interest rate as of September 30, 2016 was 3.5%

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

(b) The secured revolving line of credit from Fifth Third Bank has a ceiling of up to $10.0 million, of which $5.0 million was drawn at closing to cover partial financing of the Danya purchase. Borrowing on the line of credit is secured by liens on substantially all of the assets of DLH and Danya. At September 30, 2016, DLH had repaid all draws on its revolving line of credit with no remaining balance.

The Company's total borrowing availability, based on eligible accounts receivables at September 30, 2016, was $5.0 million. This capacity was comprised of $0.9 million in a stand-by letter of credit and unused borrowing capacity of $4.1 million.

The revolving line of credit is subject to loan covenants as described above in the Term Loan, and DLH is fully compliant with those covenants.

(c)The Company issued subordinated notes to Wynnefield Capital in the aggregate principal amount of $2.5 million. The notes were retired on September 30, 2016 upon completion of a rights offering that resulted in $2.5 million of proceeds used to payoff the notes.

Contractual Obligations as of September 30, 2016

			Payments Due By Period
Contractual obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations	(a)	$23,438	$3,750	$7,500	$12,188	$—
Facility leases	(b)	4,584	874	1,846	988	876
Equipment capital leases	(c)	70	70	—	—	—
Equipment operating leases	(d)	510	102	204	204	—
Total Obligations		$28,602	$4,796	$9,550	$13,380	$876

Ref (a): Amounts due under a term loan agreement related to the acquisition of Danya International on May 3, 2016
Ref (b): Amounts committed on facility lease agreements
Ref (c): Remaining amounts committed on a capital lease arrangement.
Ref (d): Remaining amounts committed on operating lease arrangements.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, expected settlement amounts of accounts receivable, measurement of prepaid workers’ compensation, valuation allowances established against accounts receivable and deferred tax assets,  measurement of payroll tax contingencies, accounts payable, workers’ compensation claims, and accrued expenses and the valuation of derivative financial instruments associated with debt agreements. In addition, the Company estimates overhead charges and allocates such charges throughout the year.  Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations. For a detailed discussion on the application of these and other accounting policies, you should review the discussion under the caption Significant Accounting Policies in Note 6 of the notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

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

Business Combinations

In accordance with Accounting Standards Codification 805, "Business Combinations" ("ASC 805") the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon the respective fair values. The company utilizes estimates and in some instances, may retain the services of an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed, and contingent consideration granted. Such estimates and valuations require the Company to make significant assumptions. These assumption may include projections of future events and operating performance.

Long Lived Assets

The Company acquired certain long lived intangible assets as part of the acquisition of Danya. These assets are estimated at a fair value and amortized on a straight-line basis over their assessed useful lives. The assessed useful lives of the assets are between 4 - 9 years.

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2016, we performed a goodwill impairment evaluation. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2016. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. If an impairment write off of all the goodwill became necessary in future periods, a charge of up to $42.3 million would be expensed in the Consolidated Statement of Operations. All remaining goodwill is attributable to the DLH Solutions operating subsidiary.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company has adequate net operating loss carryforwards to offset against any taxable income in the current period. The Company recorded no valuation allowance as of September 30, 2016 and a valuation allowance of $1.8 million as of September 30, 2015.

Stock-based Equity Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a binomial option pricing model to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to capital stock.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Annual Report, and we incorporate such discussion by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs, for which funds were deposited into trust for possible future payments of claims. DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material given that the amount of our debt is subject to LIBOR plus 3.0% applied by the Lender. As of September 30, 2016 the Lender's interest rate was 3.5%.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this evaluation, management used the 2013 framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework on Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2016.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of our Company’s fiscal year ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2016. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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

Exhibit No.	Description
2.1	Equity Purchase Agreement among the Company, Danya International LLC,. DI Holdings, Inc. and the owners named therein (filed as Exhibit 2.1 to Current Report on Form 8-K filed May 6, 2016)
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).

3.2		Amended By-Laws of Registrant adopted as of May 15, 2001 (filed as Exhibit 3.4 to the Registration Statement on Form S-4 File No. 333-61730).
3.3		Amended and restated By-Laws of Registrant adopted as of August 29, 2001 (filed as Exhibit 3.5 to the Registrant's Form S-3 filed on December 27, 2001).
3.4		Amendment to By-Laws of Registrant adopted November 8, 2007 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 13, 2007).
3.5
Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit B to Definitive Proxy Statement dated March 13, 2008 as filed with the Securities and Exchange Commission).

3.6		Amendment to Amended and Restated Certificate of Incorporation of the Company filed June 25, 2012 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 26, 2012).
3.7		Amendment to Amended and Restated Certificate of Incorporation filed February 12, 2015 (filed as Annex A to the Company’s Proxy Statement dated December 31, 2014).
4.1		Specimen of the Common Stock Certificate (Exhibit 4.1 to Registration Statement on Form S-18, File No. 33-46246-NY).
4.2		Form of Term Note issued pursuant to the Loan Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K filed May 6, 2016).
4.3		Form of Revolving Credit Note issued pursuant to the Loan Agreement (filed as Exhibit 4.2 to Current Report on Form 8-K filed May 6, 2016).
4.4		Form of Subordinated Promissory Note issued to Subordinated Lenders (filed as Exhibit 4.3 to Current Report on Form 8-K filed May 6, 2016).
4.5		Form of Warrant issued to Subordinated Lenders (filed as Exhibit 4.4 to Current Report on Form 8-K filed May 6, 2016).
10.1	#	Form Notice of Restricted Stock Bonus Award and Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 10-Q filed on May 15, 2006).
10.2	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).
10.3	#	2006 Long Term Incentive Plan, as amended (filed as Exhibit A to the Proxy Statement dated July 18, 2011) with respect to the Annual Meeting of Shareholders held on August 18, 2011).
10.4	#	Employment Agreement with Kathryn M. JohnBull (filed as Exhibit 10.1 to Current Report on Form 8-K filed June 29, 2012).
10.5	#	Employment Agreement between the Company and Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2013).
10.6	#	Employment Agreement between the Company and John F. Armstrong (filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 4, 2013).
10.7	#	2006 Long Term Incentive Plan, as amended (filed as Annex A to the Company’s Proxy Statement dated January 3, 2014).
10.8	#	Amendment to Employment Agreement with Kathryn M. JohnBull (filed as Exhibit 10.1 to Current Report on Form 8-K filed September 24, 2014).
10.9		Lease Agreement dated April 27, 2015 between DLH Holdings Corp. and Piedmont Center, 1-4 LLC (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2015)
10.10	#	Amendment to Employment Agreement with Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2015).
10.11	#	Amendment to Employment Agreement with John F. Armstrong (filed as Exhibit 10.2 to Current Report on Form 8-K filed October 2, 2015).
10.12	#	2016 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated January 15, 2016).
10.13		Consulting Agreement between the Company and Jeffrey Hoffman (filed as Exhibit 10.1 to Current Report on Form 8-K filed May 6, 2016).
10.14		Non-Competition Agreement between the Company and Jeffrey Hoffman (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 6, 2016).
10.15		Loan Agreement among Fifth Third Bank, DLH Holdings Corp., DLH Solutions, Inc. and Danya International, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K filed May 6, 2016).

10.16		Form of Security Agreement entered into pursuant to the Loan Agreement (filed as Exhibit 10.4 to Current Report on Form 8-K filed May 6, 2016).
10.17		Form of Pledge Agreement entered into pursuant to the Loan Agreement (filed as Exhibit 10.5 to Current Report on Form 8-K filed May 6, 2016).
10.18		Note Purchase Agreement among the Company and the Subordinated Lenders (filed as Exhibit 10.6 to Current Report on Form 8-K filed May 6, 2016).
10.19		Subordination Agreement among the Company, Fifth Third Bank and the Subordinated Lenders (filed as Exhibit 10.7 to Current Report on Form 8-K filed May 6, 2016).
10.20	#	Form of Stock Option Award Agreement under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q filed May 16, 2016).
10.21		Standby Purchase Agreement dated August 18, 2016 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on August 19, 2016).
10.22		Registration Rights Agreement dated September 29, 2016 (filed as Exhibit 10.2 to Current Report on 8-K filed on October 4, 2016).
10.23	#	Employment Agreement between the Company and Zachary C. Parker dated September 28, 2016 (filed as Exhibit 10.1 to Current Report on 8-K filed on October 4, 2016).
14.00		Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
21.00	*	Subsidiaries of Registrants.
23.10	*	Consent of WithumSmith+Brown, PC
31.10	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.20	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.10	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.0	*
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements Of Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.
/s/ ZACHARY C. PARKER
By:	Zachary C. Parker Chief Executive Officer (Principal Executive Officer)
Dated: December 9, 2016
______________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK G. WASSERMAN	Chairman of the Board	December 9, 2016
Frederick G. Wasserman

/s/ FRANCES MURPHY	Director	December 9, 2016
Frances Murphy

/s/ MARTIN J. DELANEY	Director	December 9, 2016
Martin J. Delaney

/s/ WILLIAM H. ALDERMAN	Director	December 9, 2016
William H. Alderman

/s/ AUSTIN J. YERKS III	Director	December 9, 2016
Austin J. Yerks III

/s/ ELDER GRANGER	Director	December 9, 2016
Elder Granger

/s/ ZACHARY C. PARKER	Chief Executive Officer, President and Director	December 9, 2016
Zachary C. Parker

/s/ KATHRYN M. JOHNBULL	Chief Financial Officer and Principal Accounting Officer	December 9, 2016
Kathryn M. JohnBull

DLH Holdings Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DLH Holdings Corp.
We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DLH Holdings Corp. and Subsidiaries as of September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WITHUMSMITH+BROWN, PC
WithumSmith+Brown, PC
New York, New York
December 9, 2016

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Year Ended
	September 30,
	2016	2015
Revenue	$85,602	$65,346
Direct expenses	67,776	53,658
Gross margin	17,826	11,688
General and administrative expenses	12,518	9,137
Depreciation and amortization	1,244	55
Income from operations	4,064	2,496
Other income (expense), net	(1,618)	744
Income before income taxes	2,446	3,240
Income tax expense (benefit), net	(938)	(5,488)
Net income	$3,384	$8,728

Earnings per share - basic	$0.34	$0.91
Earnings per share - diluted	$0.30	$0.87

Weighted average common shares outstanding
Basic	9,966	9,573
Diluted	11,220	10,039

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	September 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,427	$5,558
Accounts receivable, net	6,637	3,286
Deferred taxes, net	—	982
Other current assets	542	429
Total current assets	10,606	10,255
Equipment and improvements, net	644	336
Deferred taxes, net	11,415	9,325
Goodwill and other intangible assets, net	42,304	8,595
Other long-term assets	105	113
Total assets	$65,074	$28,624
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current	$3,560	$—
Derivative financial instruments, at fair value	204	—
Accrued payroll	3,616	2,795
Accounts payable, accrued expenses, and other current liabilities	7,136	2,851
Total current liabilities	14,516	5,646
Total long term liabilities	18,782	109
Total liabilities	33,298	5,755
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued and outstanding 11,148 at September 30, 2016 and 9,551 at September 30, 2015	11	10
Additional paid-in capital	81,897	76,375
Accumulated deficit	(50,132)	(53,516)
Total shareholders’ equity	31,776	22,869
Total liabilities and shareholders' equity	$65,074	$28,624

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	September 30,
	2016	2015
Operating activities
Net income	$3,384	$8,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,244	55
Amortization of debt financing	289	—
Change in FMV of financial instruments	27	—
Stock based compensation expense	465	479
Loss on retirement of equipment	3	—
Deferred taxes, net	(1,108)	(5,710)
Settlement of retroactive payment claim, net	—	629
Settlement of legacy payroll tax issue, net	—	(1,477)
Changes in operating assets and liabilities
Accounts receivable	(3,351)	(220)
Prepaid expenses and other current assets	(113)	83
Other assets	—	—
Accounts payable, accrued payroll, accrued expenses and other current liabilities	5,106	(506)
Other long term assets/liabilities	94	(78)
Net cash provided by operating activities	6,040	1,983

Investing activities
Acquisition of Danya, net of cash acquired	(32,241)	—
Purchase of equipment and improvements	(498)	(142)
Net cash used in investing activities	(32,739)	(142)

Financing activities
Net borrowing on senior debt	23,437	—
Repayments of capital lease obligations	(94)	(8)
Payment of deferred financing costs	(1,333)	—
Proceeds from issuance of stock	2,521	—
Proceeds from stock option expense	37	—
Repurchased shares of common stock subsequently canceled	—	(183)
Net cash provided by (used in) financing activities	24,568	(191)

Net change in cash and cash equivalents	(2,131)	1,650
Cash and cash equivalents at beginning of period	5,558	3,908
Cash and cash equivalents at end of period	$3,427	$5,558

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$454	$36
Equipment purchases with capital leases	$—	$187
Cash paid during the period for income taxes	$124	$—
Reduction of accounts receivable related to retroactive payment claim	$—	$(9,306)
Reduction of accrued payroll related to retroactive wage and benefit payments	$—	$8,677
Reduction of accrued payroll taxes related to legacy payroll tax issue	$—	$(1,477)
Non-cash equity consideration for acquisition of Danya	$2,500	$—
Warrants issued in connection with subordinated debt	$177	$—
The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended September 30, 2016 and 2015
(Amounts in thousands)

	Common Stock					Treasury Stock
				Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Shares		Amount	Total Shareholders' Equity
BALANCE, September 30, 2014	9,566	$10		$76,083	$(62,244)	2		$(3)	$13,846
Director restricted stock grants	66	—		177	—	—		—	177
Expense related to employee stock option grants	—	—		302	—	—		—	302
Repurchased shares of common stock subsequently canceled	(81)	—		(186)	—	(2)		3	(183)
Net income	—	—		—	8,728	—		—	8,728
BALANCE, September 30, 2015	9,551	$10		$76,375	$(53,516)	—		$—	$22,869
Directors restricted stock grants	117			376				—	376
Expense related to employee stock				90				—	90
Issuance of stock for acquisition	670	1		2,499				—	2,500
Exercise of stock options	89			37	—	—		—	37
Exercise of stock warrants	11							—	—
Rights offering net of expense offsets	710			2,520				—	2,520
Net income					3,384			—	3,384
BALANCE as of September 30, 2016	11,148	$11	—	$81,897	$(50,132)	—	—	$—	$31,776
The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-K, Regulation S-X, and Regulation S-K.

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

On May 3, 2016, DLH acquired Danya International, LLC (“Danya”) which provides technology-enabled program management, consulting, and digital communications solutions to federal government customers. We acquired Danya to expand our ability to provide complementary business services and offerings across government markets. This acquisition is in line with our strategic growth initiatives, and we intend to continue to review and position ourselves for other potential joint venture or strategic acquisition opportunities in the future. See Note 11 of these financial statements for further discussion.

Presently, the Company derives 100% of its revenue from agencies of the Federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our largest customer continues to be the VA, which comprised approximately 72% and 95% of revenue for the twelve months ended September 30, 2016 and 2015, respectively. Additionally, HHS represents a major customer, comprising 13% of revenue for the twelve months ended September 30, 2016 following the Danya acquisition. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2016 and 2015. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 4, Supporting Financial Information-Accounts Receivable.

As of September 30, 2016, awards from VA and HHS have anticipated periods of performance ranging from approximately one to up to four years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with VA and HHS.

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

In June 2014, the FASB issued guidance related to accounting for share-based payments for certain performance stock awards. In March 2016, the FASB issued updated guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The amendments in this update affect all entities that issue share-

based payment awards to their employees. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this guidance and concluded that it will not affect the Company.

In August 2014 the FASB issued guidance related to an entity’s ability to continue as a going concern and required management to assess the company’s ability to continue as a going concern. Companies should assess any conditions known in order to determine any probability that the entity will not be able to function as a going concern. The Company has adopted this guidance and continues to assess its ability to continue as a going concern.

In April 2015 the FASB issued guidance related to debt issuance costs and treatment as a direct deduction from the carrying value or related debt, consistent with debt discounts. Amortization of debt issuance costs should be reported as interest expense. The standard should be applied retrospectively.  Based on this guidance, adjustments to financial statements consist with moving the debt issuance costs from assets to the liabilities section to offset the related debt costs. The resulting debt issuance costs are recorded as a component of interest expense. The Company has adopted this guidance for the current year end period.

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

In November 2015, the FASB issued guidance to simplify the presentation of deferred income taxes, and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has applied this guidance prospectively during the current reporting period. Refer to Note 13 of these consolidated financial statements for additional disclosures regarding deferred tax assets and liabilities.

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

4. Supporting Financial Information

Accounts receivable

		(in thousands)
		September 30,	September 30,
	Ref	2016	2015
Billed receivables		$5,265	$2,498
Unbilled receivables		1,372	788
Total accounts receivable		6,637	3,286
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$6,637	$3,286

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. Our allowance for doubtful accounts was zero at both September 30, 2016 and September 30, 2015. Our allowance for doubtful accounts is assessed based on Company policy of specific identification for aged items. The Company generally does not have delinquent receivables due to the nature of its business.

Other current assets

		(in thousands)
		September 30,	September 30,
	Ref	2016	2015
Prepaid insurance and benefits		$168	$156
Other receivables and prepaid expenses		374	273
Other current assets		$542	$429

Equipment and improvements, net

		(in thousands)
		September 30,	September 30,
	Ref	2016	2015
Furniture and equipment		$638	$197
Computer equipment		202	162
Computer software		309	297
Leasehold improvements		38	63
Total fixed assets		1,187	719
Less accumulated depreciation and amortization		(543)	(383)
Equipment and improvements, net	(a)	$644	$336

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred. Depreciation of equipment was $188 thousand as of September 30, 2016 and $55 thousand as of September 30, 2015.

Goodwill and Intangibles

			(in thousands)
			September 30, 2016
	Ref	Goodwill	Customer Relationships	Non Compete	Total
Gross Balance		$34,745	$7,247	$1,370	$43,362
Accumulated amortization		—	(993)	(65)	(1,058)
Net balance	(a)	$34,745	$6,254	$1,305	$42,304

Ref (a): Estimated amortization expense for future years:	(in thousands)
Year 1	$2,375
Year 2	2,142
Year 3	1,519
Year 4	825
Year 5	152
Thereafter	546
$7,559

Ref (a): Intangibles acquired during the acquisition of Danya included customer relationships and a covenant not to compete. The intangibles are amortized on a straight-line basis over the estimated useful lives (4- 9 years). Total amount of amortization expense for the year ended September 30, 2016 was $1 million.

Accrued payroll

		(in thousands)
		September 30,	September 30,
	Ref	2016	2015
Accrued payroll related to billed receivables		$3,616	$2,259
Accrued payroll related to unbilled accounts receivable		—	536
Total accrued payroll		$3,616	$2,795

Accounts payable, accrued expenses and other current liabilities

		(in thousands)
		September 30,	September 30,
	Ref	2016	2015
Accounts payable		$4,324	$87
Accrued benefits		1,197	267
Accrued bonus and incentive compensation		508	858
Accrued workers compensation insurance		981	945
Other accrued expenses		126	694
Accounts payable, accrued expenses, and other current liabilities		$7,136	$2,851

Debt obligations

		(in thousands)
		September 30,	September 30,
	Ref	2016	2015
Bank term loan	(a)	$23,438	$—
Less unamortized debt issuance costs		(1,222)	—
Net bank debt obligation		22,216	—
Less current portion of bank debt obligations		(3,560)	—
Long term portion of bank debt obligation		$18,656	$—

Ref (a): Maturity of the net bank debt obligation as follows, in thousands:
Year 1	$3,750
Year 2	3,750
Year 3	3,750
Year 4	3,750
Year 5	8,438
Total net bank debt obligation	$23,438

Other Income (Expense)

		(in thousands)
		Twelve Months Ended
		September 30,
	Ref	2016	2015
Interest income (expense), net	(a)	$(454)	$(80)
Amortization of deferred financing costs	(b)	(289)	—
Other income (expense), net	(c)	(80)	824
Acquisition expense	(d)	(795)	—
Other income (expense), net		$(1,618)	$744

Ref (a): Interest expense on borrowing related to the acquisition of Danya
Ref (b): Amortizations of expenses related to securing financing to acquire Danya
Ref (c): Prior year miscellaneous other income includes $1.5 million from resolution of the legacy payroll tax issue in fourth quarter 2015, partially offset by the $0.6 million, net, March 2015 non-cash settlement of the retroactive payment issue.
Ref (d): Reflects non-operational expenses related to the acquisition Danya.

5. Cash and Credit Facilities

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

A summary of our loan facilities and subordinated debt financing for the period ended September 30, 2016 is as follows:

($ in Millions)
As of September 30, 2016
Lender	Arrangement	Loan Balance	Interest *	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$23.4	LIBOR + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR + 3.0%	05/01/18
Wynnefield Capital	Subordinated notes (c)	$—		09/30/16
* Interest rate as of September 30, 2016 was 3.5%

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

(b) The secured revolving line of credit from Fifth Third Bank has a ceiling of up to $10.0 million, of which $5.0 million was drawn at closing to cover partial financing of the Danya purchase. Borrowing on the line of credit is secured by liens on substantially all of the assets of DLH and Danya. At September 30, 2016, DLH had repaid all draws on our revolving line of credit with no remaining balance.

The Company's total borrowing availability, based on eligible accounts receivables at September 30, 2016, was $5.0 million. This capacity was comprised of $0.9 million in a stand-by letter of credit and unused borrowing capacity of $4.1 million.

The revolving line of credit is subject to loan covenants as described above in the Term Loan, and DLH is fully compliant with those covenants.

(c)The Company issued subordinated notes to Wynnefield Capital in the aggregate principal amount of $2.5 million. The notes were retired on September 30, 2016 upon completion of a rights offering that resulted in $2.5 million of proceeds used to payoff the notes, in accordance with the promissory note term loan agreement and the subordinated agreement between the senior lender and Wynnefield Capital.

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

Goodwill and other intangible assets

We have used the acquisition method of accounting for the Danya transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date. The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of the acquisition date. The Company believes that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. Initial estimates of this allocation are shown under Note 11 Business Combinations. On the basis of the estimated assets acquired, the Company amortized $1.1 million for the five months since the acquisition and for the period ended September 30, 2016.

DLH continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

At September 30, 2016 we performed a goodwill impairment evaluation on the year-end carrying value of approximately million $35 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2016. For the twelve months ended September 30, 2016, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Business Combinations

In accordance with Accounting Standards Codification 805, "Business Combinations" ("ASC 805") the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon the respective fair values. The company utilizes estimates and in some instances, may retain the services of an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed, and contingent consideration granted. Such estimates and valuations require the Company to make significant assumptions. These assumption may include projections of future events and operating performance.

Long Lived Assets

The Company acquired certain long lived intangible assets as part of the acquisition of Danya. These assets are estimated at a fair value and amortized on a straight-line basis over their assessed useful lives. The assessed useful lives of the assets are between 4 - 9 years.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either September 30, 2016 and 2015. We report interest and penalties as a component of income tax expense. In the fiscal quarters ended September 30, 2016 and 2015, we recognized no interest and no penalties related to income taxes.

Stock-based Equity Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a binomial option pricing model to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to capital stock.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  Deposits held with financial institutions may exceed the $250,000 limit.

Earnings per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common stock outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities. Diluted earnings per is calculated using the treasury stock method.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

7. Stock-based compensation and equity grants

Stock-based compensation expense

All grants of equity represented in these financial statements for the period ended September 30, 2016 were made under the 2006 Long Term Incentive Plan. The 2006 plan expired on February 25, 2016, upon shareholders' approval of the 2016 Omnibus Equity Incentive Plan. Future grants of equity will be made under the 2016 Long Term Incentive Plan. As of September 30, 2016, 1.0 million shares remained available for grant under the 2016 Plan. Options issued under the Plan are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)
		Year Ended
	Ref	September 30,
		2016	2015
DLH employees		$90	$302
Non-employee directors	(a)	376	177
Total stock option expense		$466	$479

Ref (a): Equity grants of restricted stock to non-employee directors, in accordance with DLH compensation policy for non-employee directors.

Unrecognized stock-based compensation expense

		(in thousands)
		Period Ended
		September 30,
	Ref	2016	2015
Unrecognized expense for DLH employees	(a)	$18	$44
Unrecognized expense for non-employee directors	(b)	24	96
Total unrecognized expense		$42	$140

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. This expense is expected to be recognized within the next twelve months.

Ref (b): Unrecognized stock expense related to prior years equity grants of restricted stock to non-employee directors, based on performance criteria, in accordance with DLH compensation policy for non-employee directors. The shares will vest and expense will be recorded within the next twelve months.

Stock option activity for the year ended September 30, 2016:

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2014		2,380	$1.40	7.8	$1,589
Canceled		(56)	$1.40
Options outstanding, September 30, 2015		2,324	$1.40	6.8	$3,649
Granted	(a)	25	$2.80
Exercised		(123)	$1.40
Options outstanding, September 30, 2016		2,226	$1.43	5.8	$7,581

Ref (a): Option grants to DLH employees were valued using a binomial model, under the following criteria:

Risk free interest rate	1.01%
Contractual term	10 years
Dividend yield	—%
Expected lives	10 years
Expected volatility	106%
Fair value per option	$2.55

Stock options shares outstanding, vested and unvested for the period ended:

		(in thousands)
		Number of Shares
		September 30,
	Ref	2016	2015
Vested and exercisable	(a)	1,909	1,093
Unvested	(b)	317	1,231
Options outstanding		2,226	2,324

Ref (a): Weighted average exercise price of vested and exercisable shares was $1.48 and $1.40 at September 30, 2016 and 2015, respectively. Aggregate intrinsic value was $6.4 million and $1.6 million at September 30, 2016 and 2015, respectively. Weighted average contractual term was 6.0 years and 7.3 years at September 30, 2016 and 2015, respectively.

Ref (b): Certain awards vest upon satisfaction of certain performance criteria.

8. Fair Value of Financial Instruments

In partial consideration for the subordinated debt provided by Wynnefield Capital (referred to in Note 5), we issued warrants to purchase 53,619 shares of common stock. As of September 30, 2016, the warrants are outstanding and their fair value was determined to be $204 thousand. The fair value is estimated using the binomial pricing model. The fair value is subjective and is affected by the changes in inputs to the valuation model including the fair value per share of the underlying stock, the expected term of each warrant, volatility of the Company's stock, and risk free rate based on the U.S. Treasury yield curves.

Key assumptions used in the valuation of the warrants at issuance include the following:

Risk free interest rate	1.01%
Contractual term	5 years
Dividend yield	—%
Expected lives	5 years
Expected volatility	74%
Fair value per warrant	$3.31

The Company recorded a loss on the revaluation of the warrant liability of $27 thousand for the year ended September 30, 2016. The loss is recorded and classified in other income (expense) in the accompanying consolidated financial statement of operations.

Given the provisions that may reduce the exercise price of these warrants in the event that other convertible securities or options have a lower price, these warrants are classified as a liability. This topic is further discussed in Note 12. Related Party Transactions.

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three level hierarchy. These levels are:

Level 1 – Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 – Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3 – Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Observable inputs are based on market data obtained from independent sources.

The Company has issued warrants to purchase stock as described above. The fair value of the warrants was estimated by management in the absence of a readily ascertainable market value as follows:

	September 30, 2016
	Level 1	Level 2	Level 3
Warrant issued to acquire common stock	$—	$—	$204

Change in Level 3 liabilities for the year ended September 30, 2016:

	Beginning Balance	Realized/Unrealized	Purchases and	Ending Balance	Change in Unrealized (gains) losses for liabilities held at
	October 1, 2015	(Gains) Losses	Settlements	September 30, 2016	September 30, 2015
Warrant issued to acquire common stock	$—	$27	$177	$204	$27

The Company has other financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at September 30, 2016 and September 30, 2015 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

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

		(in thousands)
		Year Ended
		September 30,
		2016	2015
Numerator:
Net income		$3,384	$8,728
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares		9,966	9,573
Effect of dilutive securities:
Stock options and restricted stock		1,254	466
Denominator for diluted net income per share - weighted-average outstanding shares		11,220	10,039

Net income per share - basic	(a)	$0.34	$0.91
Net income per share - diluted	(a)	$0.30	$0.87

Ref (a): For fiscal years ended September 30, 2016 and September 30, 2015, we realized a $0.9 million and $5.5 million tax benefit, net, respectively, related to the release of a portion of our valuation allowance to reflect the amount of our deferred tax asset that we expect to realize in future years. This resulted in an improvement of net income per share basic and diluted for both fiscal years, with a significantly higher benefit in the prior year period.

10. Commitments and Contingencies

Contractual Obligations

			Payments Due By Period
Contractual obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt obligations	(a)	$23,438	$3,750	$7,500	$12,188	$—
Facility leases	(b)	$4,584	$874	$1,846	$988	$876
Equipment capital leases	(c)	70	70	—	—	—
Equipment operating leases	(d)	510	102	204	204	—
Total Contractual Obligations		$28,602	$4,796	$9,550	$13,380	$876

Ref (a): Amounts due under a term loan agreement related to the acquisition of Danya International on May 3, 2016

Ref (b): Represents amounts committed on facility lease agreements as of September 30, 2016.

Ref (c): Represents remaining amounts committed as of September 30, 2016 on a capital lease arrangement.

Ref (d): Represents remaining amounts committed as of September 30, 2016 on operating lease arrangements.

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development for the periods ended September 30, 2016 and September 30, 2015 was $0.98 million and $0.95 million, respectively.

Legal Proceedings

The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.

11. Business Combinations

In accordance with Accounting Standards Codification 805, "Business Combinations" ("ASC 805") the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon the respective fair values. The company utilizes estimates and in some instances, may retain the services of an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed, and contingent consideration granted. Such estimates and valuations require the Company to make significant assumptions. These assumption may include projections of future events and operating performance.

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

•
$2.5 million pursuant to a subordinated loan arrangement with the Company’s largest stockholder. The subordinated loan was paid off on September 30, 2016 with proceeds from an equity Rights Offering that closed on September 29, 2016.

After giving effect to the issuance of the shares of common stock issued to Seller at closing, Seller beneficially owns approximately 6.5% of the Company’s outstanding shares.

The acquisition of Danya International is consistent with the Company’s growth strategy, which calls for the development of new customers and service offerings both organically and through mergers and acquisitions.

The preliminary base purchase price for Danya was $38.75 million, with adjustments as necessary based on an estimated working capital excess compared to the threshold prescribed in the acquisition agreement.

The estimated allocation of the purchase price is shown below, based on our assessment of the acquisition date balance sheet of Danya on May 3, 2016. The Company is in the process of completing a third-party valuation of the acquired intangible assets. Once the valuation is complete, we will make any adjustments as needed.

Consideration paid for Danya acquisition included:

(Amounts in thousands)
Cash	$36,470
Common stock, fair value	2,500
Total Consideration	$38,970

(Amounts in thousands)
Net assets acquired
Cash and cash equivalents	$4,009
Accounts receivable	5,712
Other current assets	444
Total current assets	10,165
Accounts payable and accrued expenses	(5,013)
Payroll liabilities	(1,432)
Net working capital surplus	3,720
Property and equipment, net	403
Intangible assets:
Customer relationships	7,247
Covenant not to compete	1,369
Other long term assets	81
Net identifiable assets acquired	12,820
Goodwill	26,150
Net assets acquired	$38,970

During the twelve months ended September 30, 2016, Danya contributed approximately $16.7 million of revenue and $3.0 million income from operations.

The following table presents certain results for the twelve months ended September 30, 2016 and 2015 as though the acquisition of Danya had occurred on October 1, 2014. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma results presented below include amortization charges for acquired intangible assets and adjustments to interest expense incurred and exclude related acquisition expenses. The diluted earnings per share calculation takes into account as though the acquisition took place on October 1, 2014. The pro forma results also include the recognition of tax benefits from release of the valuation allowance of $1.8 million and $6.8 million for the twelve months ended September 30, 2016 and 2015, respectively. See Note 13 for further discussion.

	(in thousands)
	Twelve Months Ended
	September 30,
Pro forma results	2016	2015
Revenue	$119,245	$114,510
Net income	$5,322	$9,498

Weighted shares outstanding - basic	11,347	10,954
Weighted shares outstanding - diluted	12,601	11,420

Basic earnings per share	$0.47	$0.87
Diluted earnings per share	$0.42	$0.83

12. Related Party Transactions

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

On May 2, 2016, the Company entered into a Note Purchase Agreement (the “Subordinated Loan”) with Wynnefield Partners Small Cap Value L.P., Wynnefield Partners Small Cap Value I L.P., and Wynnefield Small Cap Value Offshore Fund, Ltd. (collectively, the “Subordinated Lenders”) pursuant to which the Company obtained financing in an aggregate amount of $2.5 million and used such funds towards the purchase price of the acquisition of Danya. The Subordinated Lenders are entities affiliated with Wynnefield Capital, Inc., which beneficially owned, immediately prior to such agreement, through various related entities and funds, approximately 42% of the Company’s Common Stock. The Subordinated Loan was repaid in full on September 30, 2016, upon completion by the Company of a rights offering which resulted in $2.5 million of proceeds to cover the loan. The notes were retired on September 30, 2016 upon completion of a rights offering, in accordance with the promissory note term loan agreement and the subordinated agreement between the senior lender and Wynnefield Capital.

In partial consideration for the Subordinated Loan, the Company issued the Subordinated Lenders warrants to purchase an aggregate of 53,619 shares of common stock , representing 8% of the principal amount of the Subordinated Loan. The Warrants are exercisable for five years at an initial exercise price equal to $3.73. The initial exercise price of the Warrants is subject to adjustment for certain customary events and includes weighted average anti-dilution protection for future issuances by the Company, subject to certain exclusions. The notes related to this transaction are discussed further in Note 8 of these financial statements.

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

DLH recorded $0.9 million and $5.5 million benefits for income tax, net, for fiscal year ended September 30, 2016 and 2015, respectively. The benefits related principally to the release of our valuation allowance, to reflect the amount of our deferred tax asset that we expect to realize in future years. For each fiscal year, that release was based upon our estimate of future taxable earnings based on results generated. To project taxable income in the future periods, we first estimated revenue for the carryforward period based on the expected performance under current contracts, plus expected changes in the contract base.

Using these estimates of revenue, we assumed a proportional level of book income as was generated from the revenues recorded in each fiscal year. We further assumed that tax goodwill amortization would continue through its 15 year life and that amortization of intangibles would continue through their respective lives.

Using the taxable income projections, we calculated the amount of net operating loss (NOL) utilization that would be achieved within each loss year’s carryforward period. Due to the acquisition of Danya during the current fiscal year, our projections of future taxable income were revised to include the expected results from the new consolidated filing group. Our estimate of future taxable income will be revised at least annually or more frequently upon the occurrence of an event which warrants a new estimate.

At September 30, 2016 the Company had net operating losses of approximately $36 million and $3.6 million for U.S. and state tax return purposes, respectively. The NOLs begin to expire in 2021 and continue to expire through 2033. We analyzed our deferred tax asset related to stock based compensation and determined that the deferred tax asset should be reduced due to various factors including the future deductibility of stock option exercises. Accordingly, we reduced our deferred tax assets in the fiscal year ended September 30, 2016 to reflect the expected realization of benefit from these tax attributes.

DLH has implemented the updated guidance for classification of deferred tax assets and liabilities, prospectively as of September 30, 2016. Accordingly, all deferred taxes are considered as noncurrent as of that date. An analysis of DLH's deferred tax asset and liability is as follows:

	Year Ended
	September 30,
(amounts in thousands)	2016	2015
Current deferred income tax asset:
Net operating loss carryforwards and tax credits	$—	$391
Accrued liabilities	—	753
Valuation allowance	—	(162)
Net current deferred tax asset	$—	$982

	Year Ended
	September 30,
(amounts in thousands)	2016	2015
Deferred income tax asset (liability):
Net operating loss carry forwards and tax credits	$12,387	$12,341
AMT credit carryforward	231	183
Stock based compensation	172	767
Fixed and intangible assets	(2,580)	(2,379)
Accrued expenses	918	—
Other items, net	287	5
Valuation allowance	—	(1,592)
Net deferred tax asset	$11,415	$9,325
The significant components of the expense (benefit) for income taxes from continuing operations are summarized as follows:

	Year Ended
	September 30,
(amounts in thousands)	2016	2015
Current expense (benefit)	$170	$220
Deferred expense (benefit)	(1,108)	(5,708)
Total expense (benefit)	$(938)	$(5,488)
The following table indicates the significant differences between the federal statutory rate and DLH's effective tax rate for continuing operations:

	Year Ended
	September 30,
(amounts in thousands)	2016	2015
Federal statutory rate	$831	$1,134
State taxes, net	71	155
Other permanent items	(86)	7
Change in valuation allowance	(1,754)	(6,784)
	$(938)	$(5,488)
We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. We are no longer subject to federal income tax examinations for years before 2013 and to state and local income tax examinations by tax authorities for years before 2012.
14. Quarterly Financial Data (Unaudited)
A summary of quarterly information is as follows (in thousands, except per share data)

	2016 Quarters (1)
	First	Second	Third	Fourth
Revenue	$16,559	$16,934	$24,989	$27,120
Gross margin	2,917	3,224	5,456	6,229
Income from operations	382	689	1,668	1,325
Other income (expense), net	(575)	(127)	(374)	(542)
Income (loss) before income taxes	(193)	$562	1,294	783
Income tax expense(benefit) (2)	(77)	$225	518	(1,604)
Net income (loss)	$(116)	$337	$776	$2,387
Earnings (loss) per share: (3)
Basic	$(0.01)	$0.03	$0.08	$0.23
Diluted	$(0.01)	$0.03	$0.07	$0.20

	2015 Quarters (1)
	First	Second	Third	Fourth
Revenue	$15,682	$15,893	$16,781	$16,990
Gross margin	2,533	2,730	3,038	3,387
Income from operations	259	515	763	958
Other income (expense), net (2)	(36)	(651)	(34)	1,466
Income before income taxes	223	(136)	729	2,424
Income tax expense(benefit) (2)	89	(54)	292	(5,814)
Net income	$134	$(82)	$437	$8,238
Earnings per share: (3)
Basic	$0.01	$(0.01)	$0.05	$0.86
Diluted	$0.01	$(0.01)	$0.04	$0.82
_______________________________________________________________________________

(1) Sum of the quarterly amounts may not equal the full fiscal year due to the effect of rounding.

(2) Refer to Note 4, Supporting Financial Information, for detailed explanation of the settlement of the retroactive payment claim in second quarter 2015, favorable closure of the legacy payroll tax payable in fourth quarter 2015, and income tax benefit recorded in fourth quarter 2016 and fourth quarter 2015.

(3) Sum of the quarterly net income (loss) per share amounts may not equal the full fiscal year net income per share amount due to the effect of changes during the year in the number of shares outstanding.

15. Employee Benefit Plans
As of September 30, 2016, DLH and its subsidiaries maintain the DLH 401(k) Plan (the "401(k) Plan") , a defined contribution and supplemental pension plan for the benefit of its eligible employees. DLH may provide a discretionary matching contribution of of a participant's elective contributions under the 401 (k) Plan. DLH recorded related expense of $142.0 thousand in fiscal 2016 and $24.0 thousand in fiscal year 2015. A participant is always fully vested in his or her elective contributions and vests in Company matching contributions over a 4 year period.
16. Subsequent Events

On November 10, 2016, an aggregate of 93,750 shares of Common Stock of the Company were issued to the non-employee members of the Company's Board of Directors, in accordance with DLH's compensation policy for non-employee directors. The shares vested immediately, and stock expense of approximately $456 thousand was recognized accordingly. This transaction will be reflected in DLH first quarter results for fiscal year 2017.

Management has evaluated subsequent events through the date that the Company's financial statements were issued. Based on this evaluation, the Company has determined that no further subsequent events have occurred which require disclosure through the date that these financial statements were issued.