Form 10-Q
period 2016-12-31
DLH Holdings Corp.
filed 2017-02-09
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,241,614 shares of Common Stock, par value $.001 per share, were outstanding as of January 31, 2017.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended December 31, 2016

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	(unaudited)
	Three Months Ended
	December 31,
	2016	2015
Revenue	$26,111	$16,559
Direct expenses	20,300	13,642
Gross margin	5,811	2,917
General and administrative expenses	4,721	2,515
Depreciation and amortization	201	20
Income from operations	889	382
Other income (expense), net	(364)	(575)
Income before income taxes	525	(193)
Income tax expense (benefit), net	201	(77)
Net income	$324	$(116)

Net income per share - basic	$0.03	$(0.01)
Net income per share - diluted	$0.03	$(0.01)

Weighted average common shares outstanding
Basic	11,201	9,568
Diluted	12,690	9,568

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	December 31, 2016	September 30, 2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,471	$3,427
Accounts receivable, net	7,292	6,637
Other current assets	625	542
Total current assets	10,388	10,606
Equipment and improvements, net	600	644
Deferred taxes, net	11,415	11,415
Goodwill and other intangible assets, net	42,438	42,304
Other long-term assets	105	105
Total assets	$64,946	$65,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current	$3,570	$3,560
Derivative financial instruments, at fair value	283	204
Accrued payroll	3,790	3,616
Accounts payable, accrued expenses, and other current liabilities	6,948	7,136
Total current liabilities	14,591	14,516
Total long term liabilities	17,768	18,782
Total liabilities	32,359	33,298
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued and outstanding 11,242 at December 31, 2016 and 11,148 at September 30, 2016	11	11
Additional paid-in capital	82,384	81,897
Accumulated deficit	(49,808)	(50,132)
Total shareholders’ equity	32,587	31,776
Total liabilities and shareholders' equity	$64,946	$65,074

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Three Months Ended
	December 31,
	2016	2015
Operating activities
Net income (loss)	$324	$(116)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	201	20
Amortization of debt financing costs	60	—
Change in fair value of derivative financial instruments	79	—
Stock based compensation expense	485	332
Deferred taxes, net	—	(114)
Changes in operating assets and liabilities
Accounts receivable	(655)	(87)
Other current assets	(83)	(23)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(199)	408
Other long term assets/liabilities	85	60
Net cash provided by operating activities	297	480

Investing activities
Acquisition of Danya, net of cash acquired	(250)	—
Purchase of equipment and improvements	(41)	(20)
Net cash used in investing activities	(291)	(20)

Financing activities
Net repayments on senior debt	(938)	—
Repayments of capital lease obligations	(24)	(23)
Net cash used in financing activities	(962)	(23)

Net change in cash and cash equivalents	(956)	437
Cash and cash equivalents at beginning of period	3,427	5,558
Cash and cash equivalents at end of period	$2,471	$5,995

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$225	$—
Cash paid during the period for income taxes	$300	$119

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended September 30, 2016 filed with the Securities and Exchange Commission on December 9, 2016.

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

On May 3, 2016, DLH acquired Danya International, LLC (“Danya”) which provides technology-enabled program management, consulting, and digital communications solutions to the federal government and other customers. We acquired Danya to expand our ability to provide complementary business services and offerings across government markets. This acquisition is in line with our strategic growth initiatives, and we intend to continue to review and position ourselves for other potential joint venture or strategic acquisition opportunities in the future.

Presently, the Company derives 100% of its revenue from agencies of the federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our largest customer continues to be the VA, which comprised approximately 61% and 95% of revenue for the three months ended December 31, 2016 and 2015, respectively. Additionally, HHS represents a major customer, comprising 29% of revenue for the three months ended December 31, 2016. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of December 31, 2016 and September 30, 2016. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 4, Supporting Financial Information-Accounts Receivable.

As of December 31, 2016, awards from VA and HHS have anticipated periods of performance of up to four years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with VA or HHS.

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

In June 2014, the FASB issued guidance related to accounting for share-based payments for certain performance stock awards. In March 2016, the FASB issued updated guidance intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The amendments in this update affect all entities that issue share-based payment awards to their employees. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this guidance and concluded that it will not significantly affect the Company.

In September 2015, the FASB issued guidance regarding business combinations for which the accounting is incomplete by the end of the reporting period in which the combination occurs, and during the measurement period have an adjustment to provisional amounts recognized. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update, with earlier application permitted for financial statements that have not been issued. Refer to Note 4 for the impact of the adoption of this guidance.

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

4. Supporting Financial Information

Accounts receivable

		(in thousands)
		December 31,	September 30,
	Ref	2016	2016
Billed receivables		$7,260	$5,265
Unbilled receivables		32	1,372
Total accounts receivable		7,292	6,637
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$7,292	$6,637

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. Our allowance for doubtful accounts was zero at both December 31, 2016 and September 30, 2016.

Other current assets

		(in thousands)
		December 31,	September 30,
	Ref	2016	2016
Prepaid insurance and benefits		$326	$168
Total other prepaid expenses		299	374
Other current assets		$625	$542

Equipment and improvements, net

		(in thousands)
		December 31,	September 30,
	Ref	2016	2016
Furniture and equipment		$651	$638
Computer equipment		209	202
Computer software		309	309
Leasehold improvements		38	38
Total fixed assets		1,207	1,187
Less accumulated depreciation and amortization		(607)	(543)
Equipment and improvements, net	(a)	$600	$644

Ref (a): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Goodwill and Intangibles

			(in thousands)
	Ref	Goodwill	Customer Relationships (a)	Non Compete Agreement (a)	Trade Name (a)	Total
Balance at September 30, 2016		$34,745	$6,254	$1,305	$—	$42,304
Measurement period adjustment	(b)	(8,756)	9,379	(890)	517	250
Amortization period adjustment	(b)		300	45	(21)	324
Accumulated amortization		—	(415)	(12)	(13)	(440)
Net balance at December 31, 2016	(c)	$25,989	$15,518	$448	$483	$42,438

Ref (a): Intangible assets subject to amortization.
Ref (b): See Note 11 for discussion on measurement and amortization period adjustments

Ref (c): Estimated amortization expense for future years:	(in thousands)
Year 1	$1,762
Year 2	1,762
Year 3	1,762
Year 4	1,762
Year 5	1,762
Thereafter	7,639
$16,449

Ref (a): Intangibles acquired during the acquisition of Danya included customer relationships, a covenant not to compete, and a trade name. The intangibles are amortized on a straight-line basis over the estimated useful lives (10 years). Net amount of amortization expense for the quarter ended December 31, 2016 was $.1 million.

Accounts payable, accrued expenses and other current liabilities

		(in thousands)
		December 31,	September 30,
	Ref	2016	2016
Accounts payable		$5,174	$4,324
Accrued benefits		1,164	1,197
Accrued bonus and incentive compensation		—	508
Accrued workers compensation insurance		610	981
Other accrued expenses		—	126
Accounts payable, accrued expenses, and other current liabilities		$6,948	$7,136

Debt obligations

		(in thousands)
		December 31,	September 30,
	Ref	2016	2016
Bank term loan	(a)	$22,500	$23,438
Gross bank debt obligations		22,500	23,438
Less unamortized debt issuance costs		(1,162)	(1,222)
Net bank debt obligation		21,338	22,216
Less current portion of bank debt obligations		(3,570)	(3,560)
Long term portion of bank debt obligation		$17,768	$18,656

Ref (a): Maturity of the bank debt is as follows:
Year 1		$3,750
Year 2		3,750
Year 3		3,750
Year 4		3,750
Year 5		7,500
Total net bank debt obligation		$22,500

Other Income (Expense)

		(in thousands)
		Three Months Ended
		December 31,
	Ref	2016	2015
Interest income (expense), net	(a)	$(225)	$—
Amortization of deferred financing costs	(b)	(60)	—
Change in fair value of derivative financial instruments		(79)	—
Other income (expense), net	(c)	—	(575)
Other income (expense), net		$(364)	$(575)

Ref (a): Interest expense on borrowing related to acquisition of Danya
Ref (b): Amortizations of expenses related to securing financing to acquire Danya
Ref (c): Other expenses in 2015 includes approximately $(0.6) million non-operational acquisition expense.

5. Credit Facilities

A summary of our loan facilities and subordinated debt financing for the period ended December 31, 2016 is as follows:

	($ in Millions)
	As of December 31, 2016
Lender	Arrangement	Loan Balance	Interest	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$22.5	LIBOR* + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	05/01/18
* LIBOR rate as of December 31, 2016 was 1%

(a) Represents the principal amounts payable on our Term Loan with Fifth Third Bank that partially funded our acquisition of Danya on May 3, 2016. The $25.0 million term loan from Fifth Third Bank was funded at closing and is secured by liens on substantially all of the assets of the Company. The principal of the Term Loan is payable in fifty-nine consecutive monthly installments of $312,500 beginning on June 1, 2016 with the remaining balance due on May 1, 2021.

The Term Loan agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. We are in compliance with all loan covenants and restrictions.

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

(b) The secured revolving line of credit from Fifth Third Bank has a ceiling of up to $10.0 million, of which $5.0 million was drawn at closing to cover partial financing of the Danya purchase. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company. At December 31, 2016, DLH had repaid all draws on our revolving line of credit with no remaining balance.

The Company's total borrowing availability, based on eligible accounts receivables at December 31, 2016, was $5.0 million. This capacity was comprised of $0.9 million in a stand-by letter of credit and unused borrowing capacity of $4.1 million.

The revolving line of credit is subject to loan covenants as described above in the Term Loan, and DLH is fully compliant with those covenants.

Management believes that: (a) cash and cash equivalents of approximately $2.5 million as of December 31, 2016; (b) the amount available under its line of credit that was in effect at December 31, 2016; and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

6. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, valuation allowances established against accounts receivable and deferred tax assets, measurement of loss development on workers’ compensation claims, and fair value of derivatives. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill could have a material adverse effect on the Company’s financial position and results of operations. We account for the effect of a change in accounting estimate during the period in which the change occurs.

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

Business Combinations

In accordance with Accounting Standards Codifications 805, "Business Combinations" ("ASC 805") the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and the liabilities assumed based upon the respective fair values. The Company utilizes some estimates and in some instances, may retain the services of an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities, assumed, and contingent considerations granted. Such estimates and valuation require the Company to make significant assumptions. These assumptions may include projections of future events and operating performance.

Goodwill and other intangible assets

We have used the acquisition method of accounting for the Danya transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date. The fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date. The Company believes the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company has finalized the fair values as of December 31, 2016. The finalized valuation allocation is shown in Note 11 Business Combinations. On the basis of the estimated assets acquired, the Company amortized $0.1 million for the three months ended December 31, 2016. The amortization was an effect of the finalized purchase price adjustment further discussed in Note 11.

DLH continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

At September 30, 2016, we performed a goodwill impairment evaluation on the year-end carrying value of $35 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2016. For the three months ended December 31, 2016, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Long Lived Assets

The Company acquired certain long lived intangibles assets as part of the acquisition of Danya. These assets are estimated at a fair value and amortized on a straight-line basis over their assessed useful lives. The assessed useful lives of the assets are 10 years.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either December 31, 2016 or September 30, 2016. We report interest and penalties as a component of income tax expense. In the fiscal quarters ended December 31, 2016 and December 31, 2015, we recognized no interest and no penalties related to income taxes.

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

Earnings (Loss) per Share

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common stock outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method. During a year with an incurred loss any shares that are anti-dilutive are not considered in the loss per share calculation.

7. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

All grants of equity represented in these financial statements through the period ended March 31, 2016, were made under the 2006 Long Term Incentive Plan. The 2006 plan expired on February 25, 2016, upon shareholders' approval of the 2016

Omnibus Equity Incentive Plan (collectively, the "Plans"). As of December 31, 2016, there were 0.9 million shares available for grant.

Options issued under the Plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)
		Three Months Ended
	Ref	December 31,
		2016	2015
DLH employees		$6	$8
Non-employee directors	(a)	479	324
Total stock option expense		$485	$332

Ref (a): Equity grants of restricted stock, in accordance with DLH compensation policy for non-employee directors. The shares granted in the first quarters of fiscal years 2016 and 2015 vested immediately, and stock expense of approximately $456 thousand and $304 thousand, respectively were recognized accordingly.

Unrecognized stock-based compensation expense

		(in thousands)
		Three Months Ended
		December 31,
	Ref	2016	2015
Unrecognized expense for DLH employees	(a)	$12	$36
Unrecognized expense for non-employee directors	(b)	8	76
Total unrecognized expense		$20	$112

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

Stock option activity for the three months ended December 31, 2016

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2016		2,226	$1.43	5.8	$7,581
Canceled		—
Granted		—		0
Exercised		—
Options outstanding, December 31, 2016		2,226	$1.43	5.6	$10,363

Stock options shares outstanding, vested and unvested for the period ended

		Number of Shares
		(in thousands)
		December 31,	September 30,
	Ref	2016	2016
Vested and exercisable		1,959	1,909
Unvested	(a)	267	317
Options outstanding		2,226	2,226

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

Level 1 - Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2 - Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3 - Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Observable inputs are based on market data obtained from independent sources.

In May 2016 we issued warrants to purchase 53,619 shares of common stock. Using a binomial pricing model, we valued the warrants at $283 thousand and $204 thousand as of December 31, 2016 and September 30, 2016, respectively.

Assumptions used in valuing the warrants included:

Risk free interest rate	1.01%
Contractual term	5 years
Dividend yield	—%
Expected lives	P4Y3M18D
Expected volatility	149%
Fair value per warrant	$5.29

The Company recorded a charge on the revaluation of the warrant liability of $79 thousand for the quarter ended December 31, 2016. The charge is recorded and classified in other income (expense) in the accompanying consolidated financial statement of operations.

The Company has issued warrants to purchase stock as described above. The fair value of the warrants was estimated by management in the absence of a readily ascertainable market value as follows:

	December 31, 2016
	Level 1	Level 2	Level 3
Warrant issued to acquire common stock	$0	$0	$283

Change in Level 3 liabilities for the year ended December 31, 2016:

	Beginning Balance	Realized/Unrealized	Purchases and	Ending Balance	Change in Realized (gains) losses for liabilities held at
	October 1, 2016	(Gains) Losses	Settlements	December 31, 2016	December 31, 2016
Warrant issued to acquire common stock	$204	$79	$—	$283	$79

The Company has other financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at December 31, 2016 and September 30, 2016 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

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

	(in thousands)
	Three Months Ended
	December 31,
	2016	2015
Numerator:
Net income (loss)	324	(116)
Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	11,201	9,568
Effect of dilutive securities:
Stock options and restricted stock	1,489	—
Denominator for diluted net income per share - weighted-average outstanding shares	12,690	9,568

Net income per share - basic	$0.03	$(0.01)
Net income per share - diluted	$0.03	$(0.01)

10. Commitments and Contingencies

			Payments Due By Period
Obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations	(a)	$22,500	$3,750	$7,500	$11,250
Facility leases	(b)	$4,422	$965	$1,824	$841	$792
Equipment capital leases	(c)	49	49	—	—	—
Equipment operating leases	(d)	485	102	204	179	—
Total Obligations		$27,456	$4,866	$9,528	$12,270	$792

Ref (a): Amounts due under term loan agreement described in Note 5.

Ref (b):Represents amounts committed on facility lease agreements as of December 31, 2016.

Ref (c): Represents remaining amounts committed as of December 31, 2016 on a capital lease arrangement.

Ref (d): Represents remaining amounts committed as of December 31, 2016 on operating lease arrangements..

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of December 31, 2016 and September 30, 2016 was $0.80 million and 0.98 million, respectively.

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

After giving effect to the issuance of the shares of common stock issued to Seller at closing, As of December 31, 2016 the Seller beneficially owns approximately 6.0% of the Company’s outstanding shares.

The acquisition of Danya International is consistent with the Company’s growth strategy, which calls for the development of new customers and service offerings both organically and through mergers and acquisitions.

We used the acquisition method of accounting for this transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date.

The total base purchase price for Danya was $38.75 million, with adjustments as necessary based on a finalized working capital calculation compared to the target prescribed in the acquisition agreement as amended. A $0.47 million working capital adjustment to the purchase price was finalized in December 2016, and the final $0.25 million payment made to the seller.

As of December 31, 2016 the Company completed it valuation of the transaction and finalized the adjustments to the estimated values recognized at September 30, 2016. Therefore the Company recognized an increase to the fair value of intangibles in the amount of $9.5 million with a corresponding decrease to goodwill. Additionally, the change to the estimated amounts resulted in a decrease in amortization of $.3 million in the current quarter. The change was based on the final valuation which calculated the value for each type of intangible asset. See Note 4 for further presentation.

We allocated total acquisition consideration and the finalized allocation of fair value to the related assets and liabilities as follows:

(Amounts in thousands)
Cash	$36,720
Common stock, fair value	2,500
Total Consideration	$39,220

(Amounts in thousands)
Net assets acquired
Cash and cash equivalents	$4,009
Accounts receivable	5,712
Other current assets	444
Total current assets	10,165
Accounts payable and accrued expenses	(5,013)
Payroll liabilities	(1,432)
Net working capital surplus	3,720

Property and equipment, net	403
Intangible assets:
Customer relationships	16,626
Covenant not to compete	480
Trade name	517
Other long term assets	81
Net identifiable assets acquired	18,107
Goodwill	17,393
Net assets acquired	$39,220

During the three months ended December 31, 2016, Danya contributed approximately $8.7 million of revenue and $0.9 million income from operations.

The following table presents certain results for the three months ended December 31, 2016 and 2015 as though the acquisition of Danya had occurred on October 1, 2014. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma results presented below include amortization charges for acquired intangible assets and adjustments to interest expense incurred and exclude related acquisition expenses.

	(in thousands)
	Three Months Ended
	December 31,
Pro forma results	2016	2015
Revenue	$26,111	$28,507
Net income	$324	$(388)

Number of shares outstanding - basic	11,201	10,949
Number of shares outstanding - diluted	12,690	10,949

Basic earnings per share	$0.03	(0.04)
Diluted earnings per share	$0.03	(0.04)

12. Related Party Transactions.

On May 3, 2016, the Company entered into a Consulting Services Agreement with Jeffrey Hoffman, the former owner of Danya International, LLC. Under this agreement, the Company agreed to retain the services of Mr. Hoffman as an independent contractor. The services provided by Mr. Hoffman consisted of supporting the efficient transition of Danya’s business following the Acquisition, providing advice to ensure continuity of current operations, providing strategic advice and promoting the interests of the Company. During the quarter ended December 31, 2016, the Company and Mr. Hoffman agreed that transition services were complete and mutually agreed to terminate the Consulting Services Agreement.

13. Subsequent Events.

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2016. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are considered forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Actual results could differ materially from the results contemplated or implied by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q and in our 2016 Annual Report on Form 10-K.

Business Overview

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

Defense and veterans’ health solutions: DLH provides a wide range of healthcare services and delivery solutions to the Department of Veteran Affairs, US Army Medical Materiel Command and its subordinate US Army Medical Research Acquisition Activity, Navy Bureau of Medicine and Surgery, and the Defense Health Agency and Army Medical Command. We believe that our DLH-developed tools and processes, including SPOT-m® and e-PRAT ®, along with our cloud-based case management system have been major contributors in differentiating the Company within this Federal market.

Advancing the technology readiness level of new development items is a critical priority of our federal agency customers. Our project managers and biomedical engineers perform state-of-the-art research and development, testing and evaluation, and development of new medical systems and devices intended to enhance the medical readiness of troops in combat theaters across the globe. Our medical logistics support assists the uniformed services plan for fielding these new systems and devices. We deliver clinical supervision to drug and alcohol counselors at Navy installations worldwide as part of the clinical preceptorship program, thereby contributing to workforce development and improving sailor health and readiness. DLH provides a range of case management, physical and behavioral health examinations and associated medical administration services to enhance the assessment and transition process for military personnel readiness commands and individual service members. DLH is also engaged in efforts to alleviate homelessness among Veterans. We provide a range of professional case management services to support Veterans' transition back into the community. These services include mental health evaluations, behavioral readiness, skills assessment, career counseling, and job preparation services.

DLH is on the forefront of ensuring that veterans receive their out-patient prescriptions on time, each day, through the VA CMOP pharmacy program. The Department's Secretary recently recognized the VA's CMOP program for service excellence, citing the JD Powers ranking and noting that cost advantage and cost avoidance has been significant. In 2016 we obtained ISO 9001-2015 Certification, further validating our quality management systems, processes and procedures. We believe that our operational efficiency and expertise is well-aligned with the VA strategic goals to manage and improve operations and to deliver seamless and integrated support; our unique capabilities and solutions help the VA optimize efficiency and help ensure program accountability as well as better service.

Human services and solutions: DLH provides a wide range of human services and solutions to the Department of Health and Human Services' Office of Head Start and the Department of Homeland Security. DLH provides a systems-based approach toward assuring that underserved children and youth throughout the country are getting proper educational and environmental support, including health, nutritional, parental, and behavioral services during their formative years - services that are critical to ensuring the long-term health of the nation. Performance verification of grantees delivering such services nationwide is conducted using an evolving system of monitoring, evaluation, tracking and reporting tools against selected key performance indicators relative to school readiness. Large scale federally-funded, regionally managed, and locally delivered services demand innovative monitoring and protocol systems integration to ensure productive and cost-effective results. DLH provides the enterprise-level IT system architecture design, migration plan, and ongoing maintenance (including call center) to support customer requirements.

Public health and life sciences: DLH provides a wide range of services to Department of Health and Human Services' Center for Disease Control and Prevention (CDC), the Department of the Interior, and the Department of Agriculture. DLH continues to serve as a trusted and proficient partner to CDC by developing communication and public health strategies to reach important populations, communities, and stakeholders to provide crucial health information for implementing positive public health outcomes. We champion communication strategies inspired by science and powered by the latest technologies to maximize social and behavioral impact. Our services include advancing disease prevention methods and health promotion through social marketing and digital strategies to impact behavior change and improve health outcomes among at-risk populations. Our commitment and ability to develop and drive strategic communication campaigns, identify and implement emerging trends and best-practices, conduct data analyses, and manage specialized public health trainings using interactive, web-based platforms is visible among our stakeholders as we enhance public health efforts. Our organization leverages evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. In support of CDC’s High-Impact HIV Prevention initiative, the Company manages up to 200 classroom trainings per year and 18 web-based eLearning courses on 26 different interventions and strategies for the HIV prevention workforce. Through our re-design and maintenance of CDC’s Every Dose Every Day mobile application for Medication Adherence, DLH puts the power in the hands of people living with HIV to improve their health outcomes and increase the prevention benefits of treatment. For at-risk wildlife, DLH conducts biological research and surveys covering waterways in key parts of the country to protect and conserve aquatic populations as well as manage wetlands and habitats through environmental assessments. Projects often involve highly specialized expertise and research methodologies. This work is often seasonal with regard to resources and funding.

Growth Strategy

Organic:

DLH plans continued focus on core outsourcing opportunities in health and human services agencies, both within current customer base and in adjacencies. Our healthcare delivery within the military and defense market has trended upward over the past several years. We plan to pursue additional healthcare opportunities for our service members, in line with the high priority the new administration has placed on upgrading and growing the U.S. military.

Acquisitive:

DLH plans to consider potential select acquisitions which would expand and strengthen its position and broaden its footprint across known market areas, particularly within the health IT market. Plans include targeting companies that serve key federal agencies where DLH has existing relationships, including the VA, DoD, HHS, and CDC.

Forward Looking Business Trends

DLH’s vision is to become the most trusted provider of technology-enabled healthcare and public health services, medical logistics, and readiness enhancement services to those service members securing the freedom of our nation, veterans, and our at-risk and underserved communities. DLH plans to continue to shape and enhance the “sustainability and readiness posture" of our military service members, veterans, and our children and families, delivering value to our customers, stakeholders, and shareholders. Below is our view of market trends as they relate to our current and future growth in the Federal health services market.

Priorities under Newly Elected President Donald Trump:

The President's broad agenda calls for increased military and domestic spending, with reduced spending on foreign programs. Most relevant to DLH’s targeted markets, the President advocates the lifting of sequestration caps in the defense sector; increasing infrastructure spending in the United States; and tightening controls on immigration.

President Trump's plan to end the defense sequester and rebuild our military, without increasing the national debt, faces similar hurdles as those experienced during the Obama administration. Democratic leaders have thus far refused to increase money for military programs unless the increases are included for other non-defense programs. Barring a spending caps fix in the next few months, Congress will need to start planning fiscal 2018 with the assumption that those funding limits will stay in place.

Federal budget outlook 2017 and 2018:

A final fiscal year 2017 budget was not passed into law by the September 30, 2016 deadline. Consequently, a continuing resolution (CR), H.R.5325 Continuing Appropriations and Military Construction, Veterans Affairs, and Related Agencies Appropriation Act, 2017, and Zika Response and Preparedness Act was passed into law on September 29, 2016, and extended through December 9, 2016. That CR provided full-year fiscal 2017 funding for the Department of Veterans Affairs and military construction projects. The measure gave VA officials $74.4 billion in discretionary spending for fiscal 2017, a nearly 4 percent increase over fiscal 2016. The CR froze spending at fiscal 2016 levels with an additional across-the-board cut of nearly 0.5 percent. On December 10, 2016, President Obama signed into law Continuing Resolution H.R.2028 - Further Continuing and Security Assistance Appropriations Act, 2017. The CR funds most federal agencies until April 28, 2017, freezing nearly all spending at current levels.

Department of Veterans Affairs (VA) health spending trends:

DLH continues to see critical need for expanded health care solutions within our sector of the Federal health market, largely focused on the needs of veterans and their families. Serving nearly nine million veterans each year, the VA operates the nation's largest integrated health care system, with more than 1,700 hospitals, clinics, community living centers, readjustment counseling centers, and other facilities.

The VA 2017 Advance Appropriations provisions enacted by former President Obama, with bipartisan support from Congress, provides America’s veterans, their families, and survivors the care and benefits they have earned through their service. The fiscal 2017 funding includes Medical Care appropriations of approximately $63.3 billion, which is $3.3 billion (5.5%) above the 2016 budgeted level. Fiscal 2017 also includes approximately $104.0 billion in mandatory funding as appropriations for Compensation and Pensions, Readjustment Benefits, and Insurance and Indemnities. The Trump administration has expressed strong support for veterans and members of the armed forces, and we look to continuing our long-term customer relationship and growth opportunities within the VA in the years ahead.

Department of Health and Human Services (HHS) spending trends:

HHS is the principal federal department charged with protecting the health of all Americans and providing essential human services. DLH has existing contracts with multiple agencies under HHS, and we are actively pursuing growth opportunities within this vital agency.

HHS spending priorities are being evaluated by the Trump administration with particular focus on the Affordable Care Act programs which are outside of our market space.

Over the course of the previous Administration, HHS more than doubled access to Early Head Start services for infants and toddlers. The FY2017 budget proposed an increase of $434 million for the Head Start program and an investment in child care services to cover over 2.6 million children. For now, funding levels remain at 2016 levels. While the new Administration’s budget priorities for HHS are evolving, Head Start has historically received strong bipartisan support.

Large defense companies divesting from Federal services market:

Large government contractors have been divesting from the Federal services market to increase their focus on advanced military products, which typically generate higher margins than services. This trend may open up increased opportunities for smaller Federal service providers such as DLH.

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

Results of Operations for the three months ended December 31, 2016 and 2015

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended				Change in
Consolidated Statement of Income:	December 31, 2016		December 31, 2015		$	% of Rev
Revenue	$26,111	100.0%	$16,559	100.0%	$9,552	—%
Direct expenses	20,300	77.7%	13,642	82.4%	6,658	(4.7)%
Gross margin	5,811	22.3%	2,917	17.6%	2,894	4.7%
General and administrative expenses	4,721	18.1%	2,515	15.2%	2,206	2.9%
Depreciation and amortization	201	0.8%	20	0.1%	181	0.7%
Income from operations	889	3.4%	382	2.3%	507	1.1%
Other income (expense), net	(364)	(1.4)%	(575)	(3.5)%	211	—%
Income (loss) before income taxes	525	2.0%	(193)	(1.2)%	718	3.2%
Income tax expense (benefit), net	201	0.8%	(77)	(0.5)%	278	1.3%
Net income	$324	1.2%	$(116)	(0.7)%	440	1.9%

Net income per share - basic	$0.03		$(0.01)		$0.04
Net income per share - diluted	$0.03		$(0.01)		$0.04

Revenue

Revenue for the three months ended December 31, 2016 was $26.1 million, an increase of $9.6 million or 57.7% over prior year period. The increase in revenue is due primarily to the acquisition of Danya on May 3, 2016, which contributed $8.7 million. The increase is also due to the continued expansion on existing contract vehicles resulting from program management and customer satisfaction with our services.

Direct Expenses

Direct expenses generally comprise direct labor direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the three months ended December 31, 2016 were $20.3 million, an increase of $6.7 million, or 48.8% over prior year due principally to the acquisition of Danya and increased professional service costs attributed to increased revenue on legacy DLH contracts. As a percentage of revenue, direct expenses were 77.7%, a favorable reduction of (4.7)% with the improvement attributable to increased contribution from Danya, more complex contracts, and effective assignment of staff to deliver strong contract performance. We continue to focus on internal productivity measures to control costs and improve our gross margin.

Gross Margin

Gross margin for the three months ended December 31, 2016 was approximately $5.8 million, an increase of $2.9 million, or 99.2%, over prior year period. As a percentage of revenue, our gross margin rate of 22.3% increased by 470 basis points, or 4.7%, over the prior year three-month period. Favorable gross margin results are due principally to contribution from Danya, more complex contracts, and effective assignment of staff to deliver strong contract performance. We continue to focus on internal productivity measures to control costs and improve our gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the three months ended December 31, 2016 were approximately $4.7 million, an increase of $2.2 million or 87.7% over the prior year period. As a percent of revenue, G&A expenses were 18.1%, an increase of approximately 2.9% over prior year period. The increase in expenses was due primarily to the acquisition of the Danya entity, and additional program and operational resources to manage and grow our business volume.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets from the acquisition of Danya. As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets. For the three months ended December 31, 2016, depreciation and amortization were approximately $0.2 million, due principally to the amortization of acquired definite-lived intangible assets.

Income from Operations

Income from operations for the three months ended December 31, 2016 was approximately $0.9 million, an increase of approximately $0.5 million over the prior year period. The improvement is due principally to contribution from the acquisition of Danya, and expansion on legacy programs.

Other Income (Expense), net

Other expense, net, includes non-operational acquisition expenses, interest expense and amortization of deferred financing costs on debt obligations, and other miscellaneous non-operational items. Prior year other expense includes acquisition expenses related to the Danya transaction. For the three months ended December 31, 2016, other expense, net, was approximately $0.3 million, a decrease of approximately $0.2 million over the prior year period.

Income before Income Taxes

For the three months ended December 31, 2016, income before taxes was approximately $0.5 million, an improvement of approximately $0.7 million over the prior year period. The increase is attributable to contributions from Danya and improved performance on legacy programs.

Income Tax Expense

For the three months ended December 31, 2016, DLH recorded a $0.2 million provision for tax expense, an increase of approximately $0.3 million over the prior year period due to higher income.

Net Income

Net income for the three months ended December 31, 2016 was approximately $0.3 million, or $0.03 per basic and diluted share, an increase of approximately $0.4 million, or $0.04 per basic and diluted share over the prior year period. The increase was due principally to the operating contributions from the Danya transaction, net of interest and amortization of deferred financing expenses.

Non-GAAP Financial Measures

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other items (“Adjusted EBITDA”) for the three months ended December 31, 2016 was approximately $1.6 million, an improvement of approximately $0.8 million, or 114.6% over the prior year three-month period. Growth is attributable to increased revenue and gross margin as previously described.

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

We exclude the following items in deriving Adjusted EBITDA:

•
Acquisition expenses are excluded in the prior year period. These expenditures related to the acquisition of Danya. We believe that segregating these expenses allow for improved comparability of results from period to period.

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

Reconciliation of GAAP net income to adjusted EBITDA, a non-GAAP measure:

	Three Months Ended
	December 31,
	2016	2015	Change
Net income (loss)	$324	$(116)	$440
(i) Interest and other (income) expense (net):
(i)(a) Interest and other expense	364	—	364
(i)(b) Acquisition expenses	—	575	(575)
(ii) Provision (benefit) for taxes	201	(77)	278
(iii) Depreciation and amortization	201	20	181
(iv) G&A expenses - equity grants	485	332	153
Adjusted EBITDA	$1,575	$734	$841

Weighted-average outstanding shares fully diluted	12,690	9,568	3,122

Liquidity and Capital Resources at December 31, 2016

For the three months ended December 31, 2016, the Company generated operating income of $0.9 million and net income of approximately $0.3 million.

Selected sources and uses of cash are shown in the table below as of the three months ended December 31, 2016.

(Amounts in Millions)		Three Months Ended
	Ref	12/31/16
Cash and cash equivalents	(a)	$2.5
Borrowing on line of credit	(b)	$0.0
Unused borrowing capacity on revolving line of credit	(c)	$4.1
Adjusted EBITDA	(d)	$1.6
Cash flows from operating activities	(e)	$0.3
Cash flows used in investing and financing activities, net	(f)	$(1.3)
Working capital deficit (current assets minus current liabilities)	(g)	$(4.2)

Ref (a): At December 31, 2016, the Company had cash deposits on hand of approximately $2.5 million.

Ref (b): At December 31, 2016, DLH had repaid all amounts on the revolving line of credit, including a $5.0 million draw on May 3, 2016 to partially fund the acquisition of Danya, as well as interim borrowing to maintain operational cash flow during May and June.

Ref (c): At December 31, 2016, the Company's total borrowing availability, based on eligible accounts receivables at December 31, 2016, was $5.0 million. This capacity was comprised of $0.9 million in a stand-by letter of credit, and unused borrowing capacity of $4.1 million.

Ref (d): Adjusted EBITDA of approximately $1.6 million represents income from operations before reductions for non-cash operating expenses, depreciation, and amortization.

Ref (e): Cash flows from operating activities increased approximately $0.3 million for the three months ended December 31, 2016 due principally to profitable operations partially offset by acquisition related expenses.

Ref (f): Cash flows used in investing and financing activities, net, were approximately $(1.3) million for the three months ended December 31, 2016. This was due principally to our repayments of debt and final payment related to the acquisition of Danya.

Ref (g): We had a working capital deficit of approximately $(4.2) million as of December 31, 2016. This was due principally to debt service to fund our acquisition of Danya, partially offset by profitable operations.

Sources of cash and cash equivalents

As of December 31, 2016, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its secured revolving line of credit facility with Fifth Third Bank. This credit facility provides us with access of up to $10.0 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations.

Management's assessment of liquidity at December 31, 2016

Management believes that: (a) cash and cash equivalents of approximately $2.5 million as of December 31, 2016; (b) the amount available under its line of credit that was in effect at December 31, 2016 (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

Loan Facility

On May 2, 2016, the Company entered into a Loan Agreement with Fifth Third Bank to establish a credit facility in the form of up to $35.0 million of secured debt. The Loan Agreement consists of:

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 6 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2016, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 26 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies in the three months ended December 31, 2016. Also, there were no significant changes in our estimates associated with those policies.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2016 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program during first quarter ended December 31, 2016:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 2016	—	$—	—	$77
November 2016	—	—	—	77
December 2016	—	—	—	77
First Quarter Total	—	$—	—	$77

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:         OTHER INFORMATION

None.

ITEM 6:        EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: February 9, 2017