Form 10-Q
period 2017-03-31
DLH Holdings Corp.
filed 2017-05-11
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,251,614 shares of Common Stock, par value $.001 per share, were outstanding as of April 30, 2017.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended March 31, 2017

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenue	$29,905	$16,934	$56,016	$33,493
Direct expenses	23,504	13,710	43,804	27,352
Gross margin	6,401	3,224	12,212	6,141
General and administrative expenses	4,008	2,513	8,729	5,028
Depreciation and amortization	554	22	755	42
Income from operations	1,839	689	2,728	1,071
Other income (expense), net	(255)	(127)	(619)	(702)
Income before income taxes	1,584	562	2,109	369
Income tax expense (benefit), net	605	225	806	148
Net income	$979	$337	$1,303	$221

Net income per share - basic	$0.09	$0.04	$0.12	$0.02
Net income per share - diluted	$0.08	$0.03	$0.10	$0.02

Weighted average common shares outstanding
Basic	11,249	9,717	11,225	9,642
Diluted	12,745	10,666	12,713	10,540

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	March 31, 2017	September 30, 2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$3,091	$3,427
Accounts receivable, net	8,871	6,637
Other current assets	757	542
Total current assets	12,719	10,606
Equipment and improvements, net	1,120	644
Deferred taxes, net	10,773	11,415
Goodwill and other intangible assets, net	41,997	42,304
Other long-term assets	105	105
Total assets	$66,714	$65,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current	$3,580	$3,560
Derivative financial instruments, at fair value	256	204
Accrued payroll	3,428	3,616
Accounts payable, accrued expenses, and other current liabilities	8,711	7,136
Total current liabilities	15,975	14,516
Total long term liabilities	17,096	18,782
Total liabilities	33,071	33,298
Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,000 shares; issued and outstanding 11,252 at March 31, 2017 and 11,148 at September 30, 2016	11	11
Additional paid-in capital	82,460	81,897
Accumulated deficit	(48,828)	(50,132)
Total shareholders’ equity	33,643	31,776
Total liabilities and shareholders' equity	$66,714	$65,074

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Six Months Ended
	March 31,
	2017	2016
Operating activities
Net income (loss)	$1,303	$221
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	755	42
Amortization of debt financing costs	127	—
Change in fair value of derivative financial instruments	52	—
Stock based compensation expense	549	342
Deferred taxes, net	642	39
Changes in operating assets and liabilities
Accounts receivable	(2,234)	(68)
Other current assets	(215)	(55)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	1,386	784
Other long term assets/liabilities	124	153
Net cash provided by operating activities	2,489	1,458

Investing activities
Acquisition of Danya, net of cash acquired	(250)	—
Purchase of equipment and improvements	(674)	(35)
Net cash used in investing activities	(924)	(35)

Financing activities
Net repayments on senior debt	(1,875)	—
Repayments of capital lease obligations	(40)	(47)
Net proceeds from issuance of stock	14	—
Net cash used in financing activities	(1,901)	(47)

Net change in cash and cash equivalents	(336)	1,376
Cash and cash equivalents at beginning of period	3,427	5,558
Cash and cash equivalents at end of period	$3,091	$6,934

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$434	$—
Cash paid during the period for income taxes	$300	$105

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended September 30, 2016 filed with the Securities and Exchange Commission on December 9, 2016.

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

On May 3, 2016, DLH acquired Danya International, LLC (“Danya”) which provides technology-enabled program management, consulting, and digital communications solutions to the federal government and other customers. We acquired Danya to expand our ability to provide complementary business services and offerings across government markets. This acquisition is in line with our strategic growth initiatives, and we intend to continue to review and position ourselves for other potential corporate transactions in the future.

Presently, the Company derives 100% of its revenue from agencies of the federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our largest customer continues to be the VA, which comprised approximately 58% and 95% of revenue for the six months ended March 31, 2017 and 2016, respectively. Additionally, HHS represents a major customer, comprising 30% of revenue for the six months ended March 31, 2017. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of March 31, 2017 and September 30, 2016. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 4, Supporting Financial Information-Accounts Receivable.

As of March 31, 2017, awards from VA and HHS have anticipated periods of performance of up to three years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with VA or HHS.

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

4. Supporting Financial Information

Accounts receivable

		(in thousands)
		March 31,	September 30,
	Ref	2017	2016
Billed receivables		$7,459	$5,265
Unbilled receivables		1,412	1,372
Total accounts receivable		8,871	6,637
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$8,871	$6,637

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. Our allowance for doubtful accounts was zero at both March 31, 2017 and September 30, 2016.

Other current assets

		(in thousands)
		March 31,	September 30,
	Ref	2017	2016
Prepaid insurance and benefits		$332	$168
Total other prepaid expenses		425	374
Other current assets		$757	$542

Equipment and improvements, net

		(in thousands)
		March 31,	September 30,
	Ref	2017	2016
Furniture and equipment		$670	$638
Computer equipment		330	202
Computer software	(a)	800	309
Leasehold improvements		38	38
Total fixed assets		1,838	1,187
Less accumulated depreciation and amortization		(718)	(543)
Equipment and improvements, net	(b)	$1,120	$644

Ref (a): The Company is in the process of configuring a new Enterprise Resource Planning system. Capitalized costs include software licenses and implementation labor related to application development. Since the asset has not been placed in service, no depreciation related to the asset has been recognized. Prior to the asset being placed in service a useful life will be determined.

Ref (b): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Goodwill and Intangibles

			(in thousands)
	Ref	Goodwill	Customer Relationships (a)	Non Compete Agreement (a)	Trade Name (a)	Total
Gross Balance at September 30, 2016		$34,745	$7,247	$1,370	$—	$43,362
Measurement period adjustment	(b)	(8,756)	9,379	(890)	517	250
Adjusted Gross Balance at March 31, 2017		$25,989	$16,626	$480	$517	$43,612

			(in thousands)
	Ref	Goodwill	Customer Relationships (a)	Non Compete Agreement (a)	Trade Name (a)	Total
Accumulated amortization at September 30, 2016		$—	$(993)	$(65)	$—	$(1,058)
Prior period amortization adjustment	(b)	—	300	45	(21)	324
Current period amortization		—	(830)	(24)	(27)	(881)
Total amortization		—	(1,523)	(44)	(48)	(1,615)
Net balance at March 31, 2017	(c)	$25,989	$15,103	$436	$469	$41,997

Ref (a): Intangible assets subject to amortization.
Ref (b): See Note 11 for discussion on measurement and amortization period adjustments

Ref (c): Estimated amortization expense for future years:	(in thousands)
Year 1	$1,762
Year 2	1,762
Year 3	1,762
Year 4	1,762
Year 5	1,762
Thereafter	7,198
$16,008

Ref (a): Intangibles acquired during the acquisition of Danya included customer relationships, a covenant not to compete, and a trade name. The intangibles are amortized on a straight-line basis over the estimated useful lives (10 years). Net amount of amortization expense for the quarter ended March 31, 2017 was $.4 million. The amortization for the six months ended March 31, 2017 was $.6 million.

Accounts payable, accrued expenses and other current liabilities

		(in thousands)
		March 31,	September 30,
	Ref	2017	2016
Accounts payable		$5,714	$4,324
Accrued benefits		1,194	1,197
Accrued bonus and incentive compensation		173	508
Accrued workers compensation insurance		1,035	981
Other accrued expenses		595	126
Accounts payable, accrued expenses, and other current liabilities		$8,711	$7,136

Debt obligations

		(in thousands)
		March 31,	September 30,
	Ref	2017	2016
Gross bank debt obligations	(a)	21,563	23,438
Less unamortized debt issuance costs		(1,095)	(1,222)
Net bank debt obligation		20,468	22,216
Less current portion of bank debt obligations		(3,580)	(3,560)
Long term portion of bank debt obligation		$16,888	$18,656

Ref (a): Maturity of the bank debt is as follows:
Year 1		$3,750
Year 2		3,750
Year 3		3,750
Year 4		3,750
Year 5		6,563
Total net bank debt obligation		$21,563

Other Income (Expense)

		(in thousands)		(in thousands)
		Three Months Ended		Six Months Ended
		March 31,		March 31,
	Ref	2017	2016	2017	2016
Interest (expense), net	(a)	$(215)	$—	$(440)	$—
Amortization of deferred financing costs	(b)	(67)	—	(127)	—
Change in fair value of derivative financial instruments		27	—	(52)
Other income (expense), net			(127)	—	(702)
Other income (expense), net		$(255)	$(127)	$(619)	$(702)

Ref (a): Interest expense on borrowing related to acquisition of Danya
Ref (b): Amortizations of expenses related to securing financing to acquire Danya

5. Credit Facilities

A summary of our loan facilities and subordinated debt financing as of March 31, 2017 is as follows:

	($ in Millions)
	As of March 31, 2017
Lender	Arrangement	Loan Balance	Interest	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$21.6	LIBOR* + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	05/01/18
* LIBOR rate as of March 31, 2017 was 1.15%

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

The Company's total borrowing availability, based on eligible accounts receivables at March 31, 2017, was $6.3 million. This capacity was comprised of $0.9 million in a stand-by letter of credit and unused borrowing capacity of $5.4 million.

The revolving line of credit is subject to loan covenants as described above in the Term Loan, and DLH is fully compliant with those covenants.

Management believes that: (a) cash and cash equivalents of approximately $3.1 million as of March 31, 2017; (b) the amount available under its line of credit that was in effect at March 31, 2017; and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

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

Goodwill and other intangible assets

We have used the acquisition method of accounting for the Danya transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date. The fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date. The Company believes the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company finalized the fair values as of December 31, 2016. The finalized valuation allocation is shown in Note 11 Business Combinations. On the basis of the estimated assets acquired, the Company amortized $0.4 million and $0.6 million for the three and six months ended March 31, 2017, respectively. Year to date amortization was affected by the finalized purchase price adjustment further discussed in Note 11.

DLH continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

At September 30, 2016, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $35 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2016. For the six months ended March 31, 2017, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Long Lived Assets

The Company acquired certain long lived intangibles assets as part of the acquisition of Danya. These assets are estimated at a fair value and amortized on a straight-line basis over their assessed useful lives. The assessed useful lives of the assets are 10 years.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either March 31, 2017 or September 30, 2016. We report interest and penalties as a component of income tax expense. In the fiscal quarters ended March 31, 2017 and March 31, 2016, we recognized no interest and no penalties related to income taxes.

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

7. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

All grants of equity represented in these financial statements through the period ended March 31, 2016, were made under the 2006 Long Term Incentive Plan. The 2006 plan expired on February 25, 2016, upon shareholders' approval of the 2016 Omnibus Equity Incentive Plan (collectively, the "Plans"). As of March 31, 2017, there were 0.5 million shares available for grant.

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

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)		(in thousands)
		Three Months Ended		Six Months Ended
	Ref	March 31,		March 31,
		2017	2016	2017	2016
DLH employees		$56	$6	$63	$14
Non-employee directors	(a)	8	4	486	328
Total stock option expense		$64	$10	$549	$342

Ref (a): Equity grants of restricted stock, in accordance with DLH compensation policy for non-employee directors. The shares granted in the first quarters of fiscal years 2016 and 2015 vested immediately, and stock expense of approximately $456 thousand and $304 thousand, respectively were recognized accordingly.

Unrecognized stock-based compensation expense

		(in thousands)
		Six Months Ended
		March 31,
	Ref	2017	2016
Unrecognized expense for DLH employees	(a)	$404	$30
Unrecognized expense for non-employee directors	(b)	8	71
Total unrecognized expense		$412	$101

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

Stock option activity for the six months ended March 31, 2017

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2016		2,226	$1.43	5.8	$7,581
Canceled		—
Granted	(a)	400	$5.94
Exercised		(10)	$3.00
Options outstanding, March 31, 2017		2,616	$3.48	6.6	$9,121

Ref (a): Options granted to DLH employees were valued using a Black Scholes calculation, under the following criteria:
•average yield rate of 2.46% was used
•contractual lives and expected lives were 10 years for all grants
•probability of exercise was based on reaching the market price
•monthly price volatility factor of 12% was used
•no dividend yield was contemplated
The resulting fair values ranged from $0.93 to $1.47, depending on the market measure of the stock price

Stock options shares outstanding, vested and unvested for the period ended

		Number of Shares
		(in thousands)
		March 31,	September 30,
	Ref	2017	2016
Vested and exercisable		1,949	1,909
Unvested	(a)	667	317
Options outstanding		2,616	2,226

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

In May 2016 we issued warrants to purchase 53,619 shares of common stock. Using a binomial pricing model, we valued the warrants at $256 thousand and $204 thousand as of March 31, 2017 and September 30, 2016, respectively.

Assumptions used in valuing the warrants as of March 31, 2017 included:

Risk free interest rate	1.68%
Contractual term	5 years
Dividend yield	—%
Expected lives	4.1 years
Expected volatility	144%
Fair value per warrant	$5.29

The Company recorded a benefit on the revaluation of the warrant liability of $27 thousand for the quarter ended March 31, 2017. For the six months ended March 31, 2017 the company recorded a charge of $52 thousand related to the revaluation of the warranty liability. The benefit is recorded and classified in other income (expense) in the accompanying consolidated statements of operations.

The Company has issued warrants to purchase stock as described above. The fair value of the warrants was estimated by management in the absence of a readily ascertainable market value as follows:

	December 31, 2016
	Level 1	Level 2	Level 3
Warrant issued to acquire common stock	$—	$—	$283

	March 31, 2017
	Level 1	Level 2	Level 3
Warrant issued to acquire common stock	$0	$0	$256

Change in Level 3 liabilities for the year ended March 31, 2017:

	Beginning Balance	Realized/Unrealized	Purchases and	Ending Balance	Change in Realized (gains) losses for liabilities held at
	September 30, 2016	(Gains) Losses	Settlements	March 31, 2017	March 31, 2017
Warrant issued to acquire common stock	$204	$52	$—	$256	$52

The Company has other financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at March 31, 2017 and September 30, 2016 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

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

	(in thousands)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Numerator:
Net income	$979	$337	$1,303	$221
Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	11,249	9,717	11,225	9,642
Effect of dilutive securities:
Stock options and restricted stock	1,496	949	1,488	898
Denominator for diluted net income per share - weighted-average outstanding shares	12,745	10,666	12,713	10,540

Net income per share - basic	$0.09	$0.04	$0.12	$0.02
Net income per share - diluted	$0.08	$0.03	$0.10	$0.02

10. Commitments and Contingencies

			Payments Due By Period
Obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations	(a)	$21,563	$3,750	$7,500	$10,313
Facility leases	(b)	$4,122	$900	$1,819	$694	$709
Equipment capital leases	(c)	24	24	—	—	—
Equipment operating leases	(d)	459	102	204	153	—
Total Obligations		$26,168	$4,776	$9,523	$11,160	$709

Ref (a): Amounts due under term loan agreement described in Note 5.

Ref (b):Represents amounts committed on facility lease agreements as of March 31, 2017.

Ref (c): Represents remaining amounts committed as of March 31, 2017 on a capital lease arrangement.

Ref (d): Represents remaining amounts committed as of March 31, 2017 on operating lease arrangements..

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of March 31, 2017 and September 30, 2016 was $1.04 million and 0.98 million, respectively.

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

As of March 31, 2017 the Seller beneficially owns approximately 6.0% of the Company’s outstanding shares.

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

As of December 31, 2016 the Company completed it valuation of the transaction and finalized the adjustments to the estimated values recognized at September 30, 2016. Therefore the Company recognized an increase to the fair value of intangibles in the amount of $9.0 million with a corresponding decrease to goodwill. Additionally, the change to the estimated amounts resulted in a decrease in amortization of $.3 million in the quarter ended December 31, 2016. The change was based on the final valuation which calculated the value for each type of intangible asset. See Note 4 for further presentation.

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

During the six months ended March 31, 2017, Danya contributed approximately $20.5 million of revenue and $1.2 million income from operations.

The following table presents certain results for the three and six months ended March 31, 2017 and 2016 as though the acquisition of Danya had occurred on October 1, 2015. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our results if the acquisition had taken place on that date. The pro forma results presented below include amortization charges for acquired intangible assets and adjustments to interest expense incurred and exclude related acquisition expenses.

	(in thousands)		(in thousands)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
Pro forma results	2017	2016	2017	2016
Revenue	$29,905	$28,987	$56,016	$57,495
Net income	$979	$821	$1,303	$426

Number of shares outstanding - basic	11,249	11,098	11,225	11,023
Number of shares outstanding - diluted	12,745	12,047	12,713	11,921

Basic earnings per share	$0.09	$0.07	$0.12	$0.04
Diluted earnings per share	$0.08	$0.07	$0.10	$0.04

12. Related Party Transactions.

The Company has determined that for the quarter ended March 31, 2017 there were no related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

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

Advancing the technology readiness level of new development items is a critical priority of our federal agency customers. Our project managers and biomedical engineers perform state-of-the-art research and development, testing and evaluation, and development of new medical systems and devices intended to enhance the medical readiness of troops in combat theaters across the globe. Our medical logistics support assists the uniformed services plan for fielding these new systems and devices. We deliver clinical supervision to drug and alcohol counselors at Navy installations worldwide as part of the clinical preceptorship program, thereby contributing to workforce development and improving sailor health and readiness. DLH provides a range of case management, physical and behavioral health examinations and associated medical administration services to enhance the assessment and transition process for military personnel readiness commands and individual service members. DLH is also engaged in efforts to alleviate homelessness among Veterans. We provide a range of professional case management services to support Veterans' transition back into the community, including mental health evaluations, behavioral readiness, skills assessment, career counseling, and job preparation services.

DLH is on the forefront of ensuring that veterans receive their out-patient prescriptions on time, each day, through the VA CMOP pharmacy program. The Department's Secretary has recognized the VA's CMOP program for service excellence, citing the JD Powers ranking and noting that cost advantage and cost avoidance has been significant. In 2016 we obtained ISO 9001-2015 Certification, further validating our quality management systems, processes and procedures. We believe that our operational efficiency and expertise is well-aligned with the VA strategic goals to manage and improve operations and to deliver seamless and integrated support; our unique capabilities and solutions help the VA optimize efficiency and help ensure program accountability as well as better service.

Human services and solutions: DLH provides a wide range of human services and solutions to the Department of Health and Human Services' Office of Head Start and the Department of Homeland Security. DLH provides a systems-based approach toward assuring that underserved children and youth throughout the country are receiving proper educational and environmental support, including health, nutritional, parental, and behavioral services during their formative years - services that are critical to ensuring the long-term health of the nation. Performance verification of grantees delivering such services nationwide is conducted using an evolving system of monitoring, evaluation, tracking and reporting tools against selected key performance indicators relative to school readiness. Large scale federally-funded, regionally managed, and locally delivered services demand innovative monitoring and protocol systems integration to ensure productive and cost-effective results. DLH provides the enterprise-level IT system architecture design, migration plan, and ongoing maintenance (including call center) to support customer requirements.

Public health and life sciences: DLH provides a wide range of services to Department of Health and Human Services' Center for Disease Control and Prevention (CDC), the Department of the Interior, and the Department of Agriculture. DLH continues to serve as a trusted and proficient partner to CDC by developing communication and public health strategies to reach important populations, communities, and stakeholders to provide crucial health information for implementing positive public health outcomes. We champion communication strategies inspired by science and powered by the latest technologies to maximize social and behavioral impact. Our services include advancing disease prevention methods and health promotion through social marketing and digital strategies to impact behavior change and improve health outcomes among at-risk populations. Our commitment and ability to develop and drive strategic communication campaigns, identify and implement emerging trends and best-practices, conduct data analyses, and manage specialized public health trainings using interactive, web-based platforms is visible among our stakeholders as we enhance public health efforts. Our organization leverages evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. In support of CDC’s High-Impact HIV Prevention initiative, the Company manages numerous training programs for the HIV prevention workforce. Through our re-design and maintenance of CDC’s Every Dose Every Day mobile application for Medication Adherence, DLH supports people living with HIV to improve their health outcomes and increase the prevention benefits of treatment. For at-risk wildlife, DLH conducts biological research and surveys covering waterways in key parts of the country to protect and conserve aquatic populations as well as manage wetlands and habitats through environmental assessments. Projects often involve highly specialized expertise and research methodologies. This work is often seasonal with regard to resources and funding.

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

Executive office priorities:

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

Federal budget outlook 2017 and 2018:

On May 5, 2017, a final fiscal year 2017 budget was passed into law. The budget includes additional funding for defense and for border security, but does not implement a number of non-defense budget cuts outlined by the President in March. Ongoing debate about budget priorities and implications to national debt are expected for the fiscal year 2018 budget.

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

Results of Operations for the Three months ended March 31, 2017 and 2016

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended				Change in
Consolidated Statement of Income:	March 31, 2017		March 31, 2016		$	% of Rev	% of $
Revenue	$29,905	100.0%	$16,934	100.0%	$12,971	—%	76.6%
Direct expenses	23,504	78.6%	13,710	81.0%	9,794	(2.4)%	71.4%
Gross margin	6,401	21.4%	3,224	19.0%	3,177	2.4%	98.5%
General and administrative expenses	4,008	13.4%	2,513	14.8%	1,495	(1.4)%	59.5%
Depreciation and amortization	554	1.9%	22	0.1%	532	1.8%	2,418.2%
Income from operations	1,839	6.1%	689	4.1%	1,150	2.0%	166.9%
Other income (expense), net	(255)	(0.9)%	(127)	(0.7)%	(128)	(0.2)%	100.8%
Income (loss) before income taxes	1,584	5.3%	562	3.3%	1,022	2.0%	181.9%
Income tax expense (benefit), net	605	2.0%	225	1.3%	380	0.7%	168.9%
Net income	$979	3.3%	$337	2.0%	642	1.3%	190.5%

Net income per share - basic	$0.09		$0.04		$0.05
Net income per share - diluted	$0.08		$0.03		$0.05

Revenue

Revenue for the three months ended March 31, 2017 was $29.9 million, an increase of $13.0 million or 76.6% over prior year period. The increase in revenue is due primarily to the acquisition of Danya on May 3, 2016, which contributed $11.8 million. The increase is also due to the continued expansion on existing contract vehicles resulting from program management and customer satisfaction with our services.

Direct Expenses

Direct expenses generally comprise direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the three months ended March 31, 2017 were $23.5 million, an increase of $9.8 million, or 71.4% over prior year due principally to the acquisition of Danya and increased professional service costs attributed to increased revenue on legacy DLH contracts. As a percentage of revenue, direct expenses were 78.6%, a favorable reduction of (2.4)%.

Gross Margin

Gross margin for the three months ended March 31, 2017 was approximately $6.4 million, an increase of $3.2 million, or 98.5%, over prior year period. As a percentage of revenue, our gross margin rate of 21.4% increased by 240 basis points, or 2.4%, over the prior year three-month period. Favorable gross margin results are due principally to contribution from Danya, more complex contracts, and effective assignment of staff to deliver strong contract performance. We continue to focus on internal productivity measures to control costs and improve our gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the three months ended March 31, 2017 were approximately $4.0 million, an increase of $1.5 million or 59.5% over the prior year period. As a percent of revenue, G&A expenses were 13.4%, a decrease of approximately (1.3)% over prior year period. The increase in expenses was due primarily to the acquisition of the Danya entity, and additional program and operational resources to manage and grow our business volume. Approximately $0.1 million of the increase in the period was due to severance expense for staff reductions based on the integration of the Danya acquisition.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets from the acquisition of Danya. As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets. For the three months ended March 31, 2017, depreciation and amortization were approximately $0.6 million, due principally to the amortization of acquired definite-lived intangible assets.

Income from Operations

Income from operations for the three months ended March 31, 2017 was approximately $1.8 million, an increase of approximately $1.2 million over the prior year period. The improvement is due principally to contribution from the acquisition of Danya, and expansion on legacy programs.

Other Income (Expense), net

Other expense, net, includes interest expense and amortization of deferred financing costs on debt obligations, and other miscellaneous non-operational items. Prior year other expense includes non-operational acquisition expenses related to the Danya transaction. For the three months ended March 31, 2017, other expense, net, was approximately $0.3 million, an increase of approximately $0.1 million over the prior year period.

Income before Income Taxes

For the three months ended March 31, 2017, income before taxes was approximately $1.6 million, an improvement of approximately $1.0 million over the prior year period. The increase is attributable to contributions from Danya and improved performance on legacy programs.

Income Tax Expense

For the three months ended March 31, 2017, DLH recorded a $0.6 million provision for tax expense, an increase of approximately $.4 million over the prior year period due to higher income.

Net Income

Net income for the three months ended March 31, 2017 was approximately $1.0 million, or $0.09 and $0.08 per basic and diluted share, respectively, an increase of approximately $0.05 per basic and diluted share over the prior year period. The increase was due principally to the operating contributions from the Danya transaction, net of interest and amortization of deferred financing expenses.

Results of Operations for the six months ended March 31, 2017 and 2016

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Six Months Ended				Change in
Consolidated Statement of Income:	March 31, 2017		March 31, 2016		$	% of Rev	% of $
Revenue	$56,016	100.0%	$33,493	100.0%	$22,523	—%	67.2%
Direct expenses	43,804	78.2%	27,352	81.7%	16,452	(3.5)%	60.1%
Gross margin	12,212	21.8%	6,141	18.3%	6,071	3.5%	98.9%
General and administrative expenses	8,729	15.6%	5,028	15.0%	3,701	0.6%	73.6%
Depreciation and amortization	755	1.3%	42	0.1%	713	1.2%	1,697.6%
Income from operations	2,728	4.9%	1,071	3.2%	1,657	1.7%	154.7%
Other income (expense), net	(619)	(1.1)%	(702)	(2.1)%	83	1.0%	(11.8)%
Income (loss) before income taxes	2,109	3.8%	369	1.1%	1,740	2.7%	471.5%
Income tax expense (benefit), net	806	1.4%	148	0.4%	658	1.0%	444.6%
Net income	$1,303	2.3%	$221	0.7%	1,082	1.6%	489.6%

Net income per share - basic	$0.12		$0.02		$0.10
Net income per share - diluted	$0.10		$0.02		$0.08

Revenue

Revenue for the six months ended March 31, 2017 was $56.0 million, an increase of $22.5 million or 67.2% over prior year period. The increase in revenue is due primarily to the acquisition of Danya on May 3, 2016, which contributed $20.5 million. The increase is also due to the continued expansion on existing contract vehicles resulting from program management and customer satisfaction with our services.

Direct Expenses

Direct expenses generally comprise direct labor direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the six months ended March 31, 2017 were $43.8 million, an increase of $16.5 million, or 60.1% over prior year due principally to the acquisition of Danya and increased professional service costs attributed to increased revenue on legacy DLH contracts. As a percentage of revenue, direct expenses were 78.2%, a favorable reduction of (3.5)%.

Gross Margin

Gross margin for the six months ended March 31, 2017 was approximately $12.2 million, an increase of $6.1 million, or 98.9%, over prior year period. As a percentage of revenue, our gross margin rate of 21.8% increased by 350 basis points, or 3.5%, over the prior year six-month period. Favorable gross margin results are due principally to contribution from Danya, more complex contracts, and effective assignment of staff to deliver strong contract performance. We continue to focus on internal productivity measures to control costs and improve our gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the six months ended March 31, 2017 were approximately $8.7 million, an increase of $3.7 million or 73.6% over the prior year period. As a percent of revenue, G&A expenses were 15.6%, an increase of approximately 0.6% over prior year period. The increase in expenses was due primarily to the acquisition of the Danya entity, and additional program and operational resources to manage and grow our business volume.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets from the acquisition of Danya. As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets. For the six months ended March 31, 2017, depreciation and amortization were approximately $0.8 million, due principally to the amortization of acquired definite-lived intangible assets.

Income from Operations

Income from operations for the six months ended March 31, 2017 was approximately $2.7 million, an increase of approximately $1.7 million over the prior year period. The improvement is due principally to contribution from the acquisition of Danya, and expansion on legacy programs.

Other Income (Expense), net

Other expense, net, includes interest expense and amortization of deferred financing costs on debt obligations, and other miscellaneous non-operational items. Prior year other expense includes non-operational acquisition expenses related to the Danya transaction. For the six months ended March 31, 2017, other expense, net, was approximately $0.6 million, a decrease of approximately $0.1 million over the prior year period.

Income before Income Taxes

For the six months ended March 31, 2017, income before taxes was approximately $2.1 million, an improvement of approximately $1.7 million over the prior year period. The increase is attributable to contributions from Danya and improved performance on legacy programs.

Income Tax Expense

For the six months ended March 31, 2017, DLH recorded a $0.8 million provision for tax expense, an increase of approximately $0.7 million over the prior year period due to higher income.

Net Income

Net income for the six months ended March 31, 2017 was approximately $1.3 million, or $0.12 and $0.10 per basic and diluted share, respectively, an increase of approximately $1.1 million or $0.10 and $0.08 per basic and diluted share over the prior year period. The increase was due principally to the operating contributions from the Danya transaction, net of interest and amortization of deferred financing expenses.

Non-GAAP Financial Measures

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other items (“Adjusted EBITDA”) for the three months ended March 31, 2017 was approximately $2.5 million, an improvement of approximately $1.7 million, or 240.8% over the prior year three-month period. Growth is attributable to increased revenue and gross margin as previously described.

Adjusted EBITDA for the six months ended March 31, 2017 was approximately $4 million, and improvement of approximately $2.6 million over the prior period. Growth is attributable to increased revenue and gross margin as previously described.

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

We exclude the following items in deriving Adjusted EBITDA:

•
Acquisition expenses are excluded in the prior year period. These expenditures related to the acquisition of Danya. We believe that segregating these expenses allows for improved comparability of results from period to period.

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

Reconciliation of GAAP net income to adjusted EBITDA, a non-GAAP measure:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2017	2016	Change	2017	2016	Change
Net income	$979	$337	$642	$1,303	$221	$1,082
(i) Interest and other (income) expense (net):
(i)(a) Interest and other expense	255	—	255	619	—	619
(i)(b) Acquisition expenses	—	127	(127)	—	702	(702)
(ii) Provision (benefit) for taxes	605	225	380	806	148	658
(iii) Depreciation and amortization	554	22	532	755	42	713
(iv) G&A expenses - equity grants	64	10	54	549	342	207
Adjusted EBITDA	$2,457	$721	$1,736	$4,032	$1,455	$2,577

Liquidity and Capital Resources at March 31, 2017

For the six months ended March 31, 2017, the Company generated operating income of $2.7 million and net income of $1.3 million.

Selected sources and uses of cash are shown in the table below as of the six months ended March 31, 2017.

(Amounts in Millions)		Six Months Ended
	Ref	03/31/17
Cash and cash equivalents	(a)	$3.1
Borrowing on line of credit	(b)	$0.0
Unused borrowing capacity on revolving line of credit	(c)	$5.4
Adjusted EBITDA	(d)	$4.0
Cash flows from operating activities	(e)	$2.5
Cash flows used in investing and financing activities, net	(f)	$(2.8)
Working capital deficit (current assets minus current liabilities)	(g)	$(3.3)

Ref (a): At March 31, 2017, the Company had cash deposits on hand of approximately $3.1 million.

Ref (b): At March 31, 2017, DLH had repaid all amounts on the revolving line of credit, including a $5.0 million draw on May 3, 2016 to partially fund the acquisition of Danya, as well as interim borrowing to maintain operational cash flow during May and June.

Ref (c): At March 31, 2017, the Company's total borrowing availability, based on eligible accounts receivables at March 31, 2017, was $6.3 million. This capacity was comprised of $0.9 million in a stand-by letter of credit, and unused borrowing capacity of $5.4 million.

Ref (d): Adjusted EBITDA of approximately $4.0 million represents income from operations before reductions for non-cash operating expenses, depreciation, and amortization.

Ref (e): Cash flows from operating activities increased approximately $2.5 million for the six months ended March 31, 2017 due principally to profitable operations partially offset by acquisition related expenses.

Ref (f): Cash flows used in investing and financing activities, net, were approximately $(2.8) million for the six months ended March 31, 2017. This was due principally to our repayments of debt and final payment related to the acquisition of Danya.

Ref (g): We had a working capital deficit of approximately $(3.3) million as of March 31, 2017. This was due principally to debt to fund our acquisition of Danya, partially offset by profitable operations.

Sources of cash and cash equivalents

As of March 31, 2017, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its secured revolving line of credit facility with Fifth Third Bank. This credit facility provides us with access of up to $10.0 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations.

Management's assessment of liquidity at March 31, 2017

Management believes that: (a) cash and cash equivalents of approximately $3.1 million as of March 31, 2017; (b) the amount available under its line of credit that was in effect at March 31, 2017 (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

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

The Term Loan matures on May 1, 2021 and the Revolving Credit Facility matures on May 1, 2018.

The Term Loan and Revolving Credit Facility bear interest at the rate of LIBOR plus a margin of 3.0% and the loans are secured by liens on substantially all of the assets of DLH, Danya and DLH’s other subsidiaries. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 5 of the consolidated financial statements. The outstanding balance of the Term Loan was $21.6 million as of March 31, 2017.

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 6 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2016, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 26 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies, or the estimates associated with those policies in the six months ended March 31, 2017.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended March 31, 2017.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program during second quarter ended March 31, 2017:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 2017	—	$—	—	$77
February 2017	—	—	—	77
March 2017	—	—	—	77
Second Quarter Total	—	$—	—	$77

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: May 11, 2017