Form 10-Q
period 2017-06-30
DLH Holdings Corp.
filed 2017-08-10
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,599,776 shares of Common Stock, par value $.001 per share, were outstanding as of July 31, 2017.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2017

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$29,256	$24,989	$85,272	$58,482
Direct expenses	22,871	19,533	66,805	46,885
Gross margin	6,385	5,456	18,467	11,597
General and administrative expenses	4,122	3,374	12,722	8,402
Depreciation and amortization	510	414	1,264	456
Income from operations	1,753	1,668	4,481	2,739
Other income (expense), net	(269)	(374)	(888)	(1,076)
Income before income taxes	1,484	1,294	3,593	1,663
Income tax expense (benefit), net	539	518	1,345	666
Net income	$945	$776	$2,248	$997

Net income per share - basic	$0.08	$0.08	$0.20	$0.10
Net income per share - diluted	$0.08	$0.07	$0.18	$0.09

Weighted average common shares outstanding
Basic	11,299	10,154	11,250	9,812
Diluted	12,445	11,311	12,417	10,855

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	June 30, 2017	September 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,601	$3,427
Accounts receivable, net	8,624	6,637
Other current assets	620	542
Total current assets	13,845	10,606
Equipment and improvements, net	1,163	644
Deferred taxes, net	10,411	11,415
Goodwill and other intangible assets, net	41,557	42,304
Other long-term assets	105	105
Total assets	$67,081	$65,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current	$3,590	$3,560
Derivative financial instruments, at fair value	253	204
Accrued payroll	3,445	3,616
Accounts payable, accrued expenses, and other current liabilities	8,826	7,136
Total current liabilities	16,114	14,516
Total long term liabilities	16,215	18,782
Total liabilities	32,329	33,298
Commitments
Shareholders' equity:
Preferred stock, $.10 par value; authorized 5,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 40,008 shares; issued and outstanding 11,590 at June 30, 2017 and 11,148 at September 30, 2016	12	11
Additional paid-in capital	82,624	81,897
Accumulated deficit	(47,884)	(50,132)
Total shareholders’ equity	34,752	31,776
Total liabilities and shareholders' equity	$67,081	$65,074

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Nine Months Ended
	June 30,
	2017	2016
Operating activities
Net income	$2,248	$997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,264	507
Amortization of debt financing costs	194	—
Change in fair value of derivative financial instruments	49	—
Stock based compensation expense	613	384
Loss on retirement of equipment	—	3
Deferred taxes, net	1,004	453
Changes in operating assets and liabilities
Accounts receivable	(1,987)	(3,990)
Other current assets	(78)	(870)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	1,519	5,833
Other long term assets/liabilities	145	63
Net cash provided by operating activities	4,971	3,380

Investing activities
Acquisition of Danya, net of cash acquired	(250)	(32,266)
Purchase of equipment and improvements	(785)	(462)
Net cash used in investing activities	(1,035)	(32,728)

Financing activities
Net (repayments) borrowings on senior debt	(2,813)	25,500
Net borrowing on subordinated debt	—	2,500
Deferred debt expense	—	(1,333)
Repayments of capital lease obligations	(62)	(70)
Proceeds from issuance of stock	113	13
Net cash used in (provided by) financing activities	(2,762)	26,610

Net change in cash and cash equivalents	1,174	(2,738)
Cash and cash equivalents at beginning of period	3,427	5,558
Cash and cash equivalents at end of period	$4,601	$2,820

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$662	$105
Cash paid during the period for income taxes	$390	$105
Non-cash equity consideration for acquisition of Danya	$—	$2,500

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017. Amounts for the periods June 30, 2017 and June 30, 2016 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended September 30, 2016 filed with the Securities and Exchange Commission on December 9, 2016.

2. Business Overview

DLH is a full-service provider of technology-enabled health and readiness enhancement services to government agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and other government agencies. DLH Holdings Corp. (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our") manages its operations from its principal executive offices in Atlanta, Georgia. We have complimentary headquarters offices in Silver Spring, Maryland. We employ over 1,400 skilled employees working in more than 30 locations throughout the United States.

On May 3, 2016, DLH acquired Danya International, LLC (“Danya”) which provides program management, information technology, consulting, training, and digital health promotion solutions to the federal government and other customers. We acquired Danya to expand our health IT capabilities, our presence in key targeted agencies, and raise our ability to compete and execute in more complex and challenging federal markets. This acquisition was in line with our strategic growth initiatives, and we intend to continue to consider other potential transactions to complement our organic growth in the future.

Presently, the Company derives 100% of its revenue from agencies of the federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our largest customer continues to be the VA, which comprised approximately 58% and 83% of revenue for the nine months ended June 30, 2017 and 2016, respectively. Additionally, HHS represents a major customer, comprising 32% of revenue for the nine months ended June 30, 2017. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of June 30, 2017 and September 30, 2016. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 4, Supporting Financial Information-Accounts Receivable.

As of June 30, 2017, awards from VA and HHS have anticipated periods of performance of up to three years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with VA or HHS.

3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance for revenue recognition. Subsequently, the FASB issued an amendment to defer for one year the effective date of the new guidance on revenue recognition, as well as issued additional clarifying amendments. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosure to help the users of the financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and is now effective commencing with our 2018 fiscal year. The guidance allows either a full retrospective or modified retrospective transition method. The Company believes that the impact of adoption will be immaterial to the financial statements.

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

In February 2016, the FASB issued new accounting guidance related to leases. This update, effective for the Company beginning October 1, 2019, will replace existing guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all lease and disclose key information about leasing arrangements. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As shown in Note 10, the Company currently has approximately $4.3 million of lease obligations that would be evaluated as the implementation of this guidance becomes effective.

4. Supporting Financial Information

Accounts receivable

		(in thousands)
		June 30,	September 30,
	Ref	2017	2016
Billed receivables		$7,046	$5,265
Unbilled receivables		1,578	1,372
Total accounts receivable		8,624	6,637
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$8,624	$6,637

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at both June 30, 2017 and September 30, 2016.

Other current assets

		(in thousands)
		June 30,	September 30,
	Ref	2017	2016
Prepaid insurance and benefits		$371	$168
Total other prepaid expenses		249	374
Other current assets		$620	$542

Equipment and improvements, net

		(in thousands)
		June 30,	September 30,
	Ref	2017	2016
Furniture and equipment		$243	$638
Computer equipment		843	202
Computer software	(a)	1,239	309
Leasehold improvements		85	38
Total fixed assets		2,410	1,187
Less accumulated depreciation and amortization		(1,247)	(543)
Equipment and improvements, net	(b)	$1,163	$644

Ref (a): The Company is in the process of configuring a new Enterprise Resource Planning system. Capitalized costs include software licenses and implementation labor related to application development. Since the asset has not been placed in service, no depreciation related to the asset has been recognized. Prior to the asset being placed in service a useful life will be determined.

Ref (b): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred. Depreciation expense for the periods ended June 30, 2017 and September 30, 2016, were $0.2 million for both periods.

Goodwill and Intangibles

			(in thousands)
	Ref	Goodwill	Customer Relationships (a)	Non Compete Agreement (a)	Trade Name (a)	Total
Gross Balance at September 30, 2016		$34,745	$7,247	$1,370	$—	$43,362
Measurement period adjustment		(8,756)	9,379	(890)	517	250
Adjusted Gross Balance at June 30, 2017		$25,989	$16,626	$480	$517	$43,612

			(in thousands)
	Ref	Goodwill	Customer Relationships (a)	Non Compete Agreement (a)	Trade Name (a)	Total
Accumulated amortization at September 30, 2016		$—	$(993)	$(65)	$—	$(1,058)
Prior period amortization adjustment		—	300	45	(21)	324
Current period amortization		—	(1,246)	(36)	(39)	(1,321)
Total accumulated amortization		—	(1,939)	(56)	(60)	(2,055)
Net balance at June 30, 2017	(b)	$25,989	$14,687	$424	$457	$41,557

Ref (a): Intangible assets subject to amortization.

Ref (b): Estimated amortization expense for future years:	(in thousands)
Year 1	$1,762
Year 2	1,762
Year 3	1,762
Year 4	1,762
Year 5	1,762
Thereafter	6,758
$15,568

Ref (a): Intangibles acquired during the acquisition of Danya included customer relationships, a covenant not to compete, and a trade name. The intangibles are amortized on a straight-line basis over the estimated useful lives (10 years). Net amount of amortization expense for the quarter ended June 30, 2017 was $.4 million. The amortization for the nine months ended June 30, 2017 was $1.0 million.

Accounts payable, accrued expenses and other current liabilities

		(in thousands)
		June 30,	September 30,
	Ref	2017	2016
Accounts payable		$5,001	$4,324
Accrued benefits		1,323	1,197
Accrued bonus and incentive compensation		305	508
Accrued workers compensation insurance		1,248	981
Other accrued expenses		949	126
Accounts payable, accrued expenses, and other current liabilities		$8,826	$7,136

Debt obligations

		(in thousands)
		June 30,	September 30,
	Ref	2017	2016
Gross bank debt obligations	(a)	20,625	23,438
Less unamortized debt issuance costs		(1,028)	(1,222)
Net bank debt obligation		19,597	22,216
Less current portion of bank debt obligations		(3,590)	(3,560)
Long term portion of bank debt obligation	(b)	$16,007	$18,656

See Note 5 for terms of bank obligation

Ref (a): Maturity of the bank debt is as follows:
Year 1		$3,750
Year 2		3,750
Year 3		3,750
Year 4		3,750
Year 5		5,625
Total net bank debt obligation		$20,625

Ref (b): Amount included in long-term liabilities.

Other Income (Expense)

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
	Ref	2017	2016	2017	2016
Interest expense, net	(a)	$(219)	$(206)	$(662)	$(206)
Amortization of deferred financing costs	(b)	(70)	(50)	(194)	(50)
Change in fair value of derivative financial instruments		3	—	(49)
Other income (expense), net		17	(118)	17	(820)
Other income (expense), net		$(269)	$(374)	$(888)	$(1,076)

Ref (a): Interest expense on borrowing related to acquisition of Danya
Ref (b): Amortizations of expenses related to securing financing to acquire Danya

5. Credit Facilities

A summary of our loan facilities and subordinated debt financing as of June 30, 2017 is as follows:

	($ in Millions)
	As of June 30, 2017
Lender	Arrangement	Loan Balance	Interest	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$20.6	LIBOR* + 3.0%	May 1, 2021
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	May 1, 2018
* LIBOR rate as of June 30, 2017 was 1.16%

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

In addition to monthly payments of the outstanding indebtedness, the loan agreement also requires prepayments of a percentage of excess cash flow, as defined in the loan agreement. Accordingly, a portion of our cash flow from operations may be dedicated to the repayment of our indebtedness.

(b) The secured revolving line of credit from Fifth Third Bank has a ceiling of up to $10.0 million, of which $5.0 million was drawn at closing to cover partial financing of the Danya purchase. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company.

The Company's total borrowing availability, based on eligible accounts receivables at June 30, 2017, was $6.7 million. This capacity was comprised of $0.9 million in a stand-by letter of credit and unused borrowing capacity of $5.8 million.

The revolving line of credit is subject to loan covenants as described above in the Term Loan, and DLH is fully compliant with those covenants.

Management believes that: (a) cash and cash equivalents of approximately $4.6 million as of June 30, 2017; (b) the amount available under its line of credit that was in effect at June 30, 2017; and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, unbilled revenues, accrued expenses, accrued earn outs payable, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair values of the Company's debt instruments approximate fair value because the underlying interest rates approximate market rates that the Company could obtain for similar instruments at the balance sheet dates.

Goodwill and other intangible assets

We have used the acquisition method of accounting for the Danya transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date. The fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date. The Company believes the information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company finalized the fair values as of December 31, 2016. On the basis of the estimated assets acquired, the Company amortized $0.4 million and $1.0 million for the three and nine months ended June 30, 2017, respectively.

DLH continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

At September 30, 2016, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $35 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2016. For the nine months ended June 30, 2017, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Long Lived Assets

The Company acquired certain long lived intangibles assets as part of the acquisition of Danya. These assets are estimated at a fair value and amortized on a straight-line basis over their assessed useful lives. The assessed useful lives of the assets are 10 years.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either June 30, 2017 or September 30, 2016. We report interest and penalties as a component of income tax expense. In the fiscal quarters ended June 30, 2017 and June 30, 2016, we recognized no interest and no penalties related to income taxes.

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

Reclassification

We present financial statements consistent with a consolidation model for all entities. In connection with ensuring that presentation among the quarters was consistent, we reclassified an amount totaling $0.1 million in our income statement from general and administrative expense to direct expenses.

7. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of June 30, 2017, there were 0.5 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
	Ref	June 30,		June 30,
		2017	2016	2017	2016
DLH employees		$55	$6	$117	$20
Non-employee directors	(a)	8	36	496	364
Total stock option expense		$63	$42	$613	$384

Ref (a): Equity grants of restricted stock, in accordance with DLH compensation policy for non-employee directors. The shares granted in the first quarters of fiscal years ending September 30, 2017 and 2016 vested immediately, and stock expense of approximately $456 thousand and $304 thousand, respectively were recognized accordingly.

Unrecognized stock-based compensation expense

		(in thousands)
		Nine Months Ended
		June 30,
	Ref	2017	2016
Unrecognized expense for DLH employees	(a)	$398	$24
Unrecognized expense for non-employee directors		—	36
Total unrecognized expense		$398	$60

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. The remaining term for the weighted average expense of these shares will be 2.5 years.

Stock option activity for the nine months ended June 30, 2017

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2016		2,226	$1.43	5.8	$7,581
Canceled		—
Granted	(a)	400	$5.94
Exercised		(397)	$3.00
Options outstanding, June 30, 2017		2,229	$3.66	6.5	$7,490

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

Stock options shares outstanding, vested and unvested for the period ended

		Number of Shares
		(in thousands)
		June 30,	September 30,
	Ref	2017	2016
Vested and exercisable		1,562	1,909
Unvested	(a)	667	317
Options outstanding		2,229	2,226

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

In May 2016 we issued warrants to purchase 53,619 shares of common stock. Using a binomial pricing model, we valued the warrants at $253 thousand and $204 thousand as of June 30, 2017 and September 30, 2016, respectively.

Assumptions used in valuing the warrants as of June 30, 2017 included:

Risk free interest rate	1.55%
Contractual term	5 years
Dividend yield	—%
Expected lives	3.8 years
Expected volatility	143%
Fair value per warrant	$5.29

The Company recorded a benefit on the revaluation of the warrant liability of $3 thousand for the quarter ended June 30, 2017. For the nine months ended June 30, 2017 the company recorded a charge of $49 thousand related to the revaluation of the warrant liability. The benefit is recorded and classified in other income (expense) in the accompanying consolidated statements of operations.

The Company has issued warrants to purchase stock as described above. The liability is classified as a Level 3 expense for all periods.

Change in Level 3 liabilities for the nine months ending June 30, 2017:

	Beginning Balance	Realized/Unrealized	Purchases and	Ending Balance	Change in Realized (gains) losses for liabilities held at
	September 30, 2016	(Gains) Losses	Settlements	June 30, 2017	June 30, 2017
Warrant issued to acquire common stock	$204	$49	$—	$253	$49

The Company has other financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at June 30, 2017 and September 30, 2016 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

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

	(in thousands)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$945	$776	$2,248	$997
Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	11,299	10,154	11,250	9,812
Effect of dilutive securities:
Stock options and restricted stock	1,146	1,157	1,167	1,043
Denominator for diluted net income per share - weighted-average outstanding shares	12,445	11,311	12,417	10,855

Net income per share - basic	$0.08	$0.08	$0.20	$0.10
Net income per share - diluted	$0.08	$0.07	$0.18	$0.09

10. Commitments

			Payments Due By Period
Obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations	(a)	$20,625	$3,750	$7,500	$9,375
Facility leases	(b)	$3,909	$914	$1,718	$648	$629
Equipment operating leases	(c)	434	102	204	128	—
Total Obligations		$24,968	$4,766	$9,422	$10,151	$629

Ref (a): Amounts due under term loan agreement described in Note 5.

Ref (b):Represents amounts committed on facility lease agreements as of June 30, 2017.

Ref (c): Represents remaining amounts committed as of June 30, 2017 on operating lease arrangements..

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of June 30, 2017 and September 30, 2016 was $1.25 million and $0.98 million, respectively.

Legal Proceedings

The Company is not aware of any pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations, financial position or cash flows.

11. Related Party Transactions.

The Company has determined that for the quarter ended June 30, 2017 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

12. Subsequent Events.

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

Business Overview

DLH is a full-service provider of technology-enabled health and readiness enhancement services to government agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and other government agencies On May 3, 2016, DLH acquired Danya International, LLC (“Danya”), strengthening the Company’s breadth of services and significantly increasing its size. Danya provides program management, information technology, consulting, training, and digital health promotion solutions to the federal government and other customers.

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

Our business offerings are now focused on three primary sources of revenue within the Federal health services market space, as follows:

•	Department of Defense and veteran health solutions, comprising approximately 55% of our current business base;

•	Human services and solutions, approximately 40% of our current business base; and

•	Public health and life sciences, approximately 5% of our current business base.

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

Our services include advancing the technology readiness level of new development items, which is a critical priority of our federal agency customers. Our project managers and biomedical engineers perform state-of-the-art research and development, testing and evaluation, and development of new medical systems and devices intended to enhance the medical readiness of troops in combat theaters across the globe. Our medical logistics support assists the uniformed services plan for fielding these new systems and devices. Further, we deliver clinical supervision to drug and alcohol counselors at Navy installations worldwide as part of the clinical preceptorship program, thereby contributing to workforce development and improving sailor health and readiness. DLH provides a range of case management, physical and behavioral health examinations and associated medical administration services to enhance the assessment and transition process for military personnel readiness commands and individual service members. DLH is also engaged in efforts to alleviate homelessness among Veterans. We provide a range of professional case management services to support Veterans' transition back into the community, including mental health evaluations, behavioral readiness, skills assessment, career counseling, and job preparation services.

DLH is on the forefront of ensuring that veterans receive their out-patient prescriptions on time, each day, through the VA CMOP pharmacy program. The Department's former Secretary has recognized the VA's CMOP program for service excellence, citing the JD Powers ranking and noting that cost advantage and cost avoidance has been significant. In 2016 we obtained ISO 9001-2015 Certification, further validating our quality management systems, processes and procedures. We believe that our operational efficiency and expertise is well-aligned with the VA strategic goals to manage and improve operations and to deliver seamless and integrated support; our unique capabilities and solutions help the VA optimize efficiency and help ensure program accountability as well as better service.

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

Public health and life sciences: DLH provides a wide range of services to Department of Health and Human Services' Center for Disease Control and Prevention (CDC), the Department of the Interior, and the Department of Agriculture. DLH continues to serve as a trusted partner to CDC by developing communication and public health strategies to reach important populations and other stakeholders to provide crucial health information for implementing positive public health outcomes. We deploy communication strategies powered by the latest technologies to maximize social and behavioral impact. Our services include advancing disease prevention methods and health promotion through social marketing and digital strategies to impact behavior change and improve health outcomes among at-risk populations. We develop and drive strategic communication campaigns, identify and implement emerging trends and best-practices, conduct data analyses, and manage specialized public health trainings using interactive, web-based platforms to enhance public health efforts. In support of CDC’s High-Impact HIV Prevention initiative, we manage numerous training programs for the HIV prevention workforce. Through our re-design and maintenance of CDC’s Every Dose Every Day mobile application for Medication Adherence, DLH supports people living with HIV to improve their health outcomes and increase the prevention benefits of treatment. For at-risk wildlife, DLH conducts biological research and surveys covering waterways in key parts of the country to protect and conserve aquatic populations as well as manage wetlands and habitats through environmental assessments. Projects often involve highly specialized expertise and research methodologies. This work is often seasonal with regard to resources and funding.

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

Executive office priorities:

The President of the United States' broad agenda calls for increased military and domestic spending, with reduced spending on foreign programs. Most relevant to DLH’s targeted markets, the President advocates the lifting of sequestration caps in the defense sector; increasing infrastructure spending in the United States; and tightening controls on immigration.

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

On July 27, 2017, the House of Representatives approved the Department of Defense Appropriations Act for the 2018 fiscal year. The bill includes funding for the VA of $182.3 billion, an increase of $5.3 billion or 3% above the 2017 budgeted amounts. The fiscal 2018 VA funding includes Medical Care appropriations of approximately $69.0 billion, which is $5.7 billion (9.0%) above the 2017 budgeted level. The Trump administration has expressed strong support for veterans and members of the armed forces, and we look to continuing our long-term customer relationship and growth opportunities within the VA in the years ahead.

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

On July 19, 2017 the House Appropriations Committee approved a draft funding bill for Labor, Health and Human Services and Education. The bill cuts funding to lower-priority programs, while targeting investments in medical research, and biodefense. The draft FY2018 funding bill proposed an increase of $24 million for the Head Start program. While the new Administration’s budget priorities for HHS are evolving, Head Start has historically received strong bipartisan support.

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

Results of Operations for the three months ended June 30, 2017 and 2016

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended				Change in
Consolidated Statement of Income:	June 30, 2017		June 30, 2016		$	% of Rev	% of $
Revenue	$29,256	100.0%	$24,989	100.0%	$4,267	—%	17.1%
Direct expenses	22,871	78.2%	19,533	78.2%	3,338	—%	17.1%
Gross margin	6,385	21.8%	5,456	21.8%	929	—%	17.0%
General and administrative expenses	4,122	14.1%	3,374	13.5%	748	0.6%	22.2%
Depreciation and amortization	510	1.7%	414	1.7%	96	—%	23.2%
Income from operations	1,753	6.0%	1,668	6.7%	85	(0.7)%	5.1%
Other income (expense), net	(269)	(0.9)%	(374)	(1.5)%	105	0.6%	(28.1)%
Income (loss) before income taxes	1,484	5.1%	1,294	5.2%	190	(0.1)%	14.7%
Income tax expense (benefit), net	539	1.8%	518	2.1%	21	(0.3)%	4.1%
Net income	$945	3.2%	$776	3.1%	169	0.1%	21.8%

Net income per share - basic	$0.08		$0.08		$—
Net income per share - diluted	$0.08		$0.07		$0.01

Revenue

Revenue for the three months ended June 30, 2017 was $29.3 million, an increase of $4.3 million or 17.1% over prior year period. The increase in revenue is due primarily to the acquisition on May 3, 2016, which contributed $10.6 million in the current year versus $7.4 million in the prior year. The increase is also due to the continued expansion on existing contract vehicles resulting from program management and customer satisfaction with our services.

Direct Expenses

Direct expenses generally comprise of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the three months ended June 30, 2017 were $22.9 million, an increase of $3.3 million, or 17.1% over prior year due principally to the acquisition and increased professional service costs attributed to increased revenue on legacy DLH contracts. As a percentage of revenue, direct expenses were 78.2%; consistent with the prior year period.

Gross Margin

Gross margin for the three months ended June 30, 2017 was approximately $6.4 million, an increase of $0.9 million, or 17.0%, over prior year period. As a percentage of revenue, our gross margin rate of 21.8% was consistent with the prior year three month period. We continue to focus on internal productivity measures to control costs and improve our gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the three months ended June 30, 2017 were approximately $4.1 million, an increase of $0.7 million or 22.2% over the prior year period. As a percent of revenue, G&A expenses were 14.1%, an increase of approximately 0.6% over prior year period. The increase in expenses was due primarily to the acquisition, and additional program and operational resources to manage and grow our business volume.

Depreciation and Amortization

This category comprises depreciation on fixed assets and the amortization of acquired definite-lived intangible assets from the acquisition. As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets. For the three months ended June 30, 2017 and June 30, 2016, depreciation and amortization were approximately $0.5 million and $0.4 million, respectively. The expenses were due principally to the amortization of acquired definite-lived intangible assets.

Income from Operations

Income from operations for the three months ended June 30, 2017 was approximately $1.8 million, an increase of approximately $0.1 million over the prior year period.

Other Income (Expense), net

Other expense, net, includes interest expense and amortization of deferred financing costs on debt obligations, and other miscellaneous non-operational items. Prior year other expense includes non-operational acquisition expenses related to the Danya transaction. For the three months ended June 30, 2017, other expense, net, was approximately $0.3 million, a decrease of approximately $0.1 million over the prior year period.

Income before Income Taxes

For the three months ended June 30, 2017, income before taxes was approximately $1.5 million, an improvement of approximately $0.2 million over the prior year period, due to improved income from operations and reduced other expenses.

Income Tax Expense

For the three months ended June 30, 2017, DLH recorded a $0.5 million provision for tax expense, which was consistent with the prior year period.

Net Income

Net income for the three months ended June 30, 2017 was approximately $0.9 million, or $0.08 per basic and diluted share, an increase of $0.2 million or $0.01 per diluted share, over the prior year period. Net income increased 22% year over year, mitigated by a 10% increase in weighted average shares outstanding.

Results of Operations for the nine months ended June 30, 2017 and 2016

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Nine Months Ended				Change in
Consolidated Statement of Income:	June 30, 2017		June 30, 2016		$	% of Rev	% of $
Revenue	$85,272	100.0%	$58,482	100.0%	$26,790	—%	45.8%
Direct expenses	66,805	78.3%	46,885	80.2%	19,920	(1.9)%	42.5%
Gross margin	18,467	21.7%	11,597	19.8%	6,870	1.9%	59.2%
General and administrative expenses	12,722	14.9%	8,402	14.4%	4,320	0.5%	51.4%
Depreciation and amortization	1,264	1.5%	456	0.8%	808	0.7%	177.2%
Income from operations	4,481	5.3%	2,739	4.7%	1,742	0.6%	63.6%
Other income (expense), net	(888)	(1.0)%	(1,076)	(1.8)%	188	0.8%	(17.5)%
Income (loss) before income taxes	3,593	4.2%	1,663	2.8%	1,930	1.4%	116.1%
Income tax expense (benefit), net	1,345	1.6%	666	1.1%	679	0.5%	102.0%
Net income	$2,248	2.6%	$997	1.7%	1,251	0.9%	125.5%

Net income per share - basic	$0.20		$0.10		$0.10
Net income per share - diluted	$0.18		$0.09		$0.09

Revenue

Revenue for the nine months ended June 30, 2017 was $85.3 million, an increase of $26.8 million or 45.8% over prior year period. The increase in revenue is due primarily to the acquisition on May 3, 2016, which contributed $31.0 million in the current year versus $7.4 million in the prior year. The increase is also due to the continued expansion on existing contract vehicles resulting from program management and customer satisfaction with our services.

Direct Expenses

Direct expenses generally comprise direct labor direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the nine months ended June 30, 2017 were $66.8 million, an increase of $19.9 million, or 42.5% over prior year due principally to the acquisition and increased professional service costs attributed to increased revenue on legacy DLH contracts. As a percentage of revenue, direct expenses were 78.3%, a favorable reduction of (1.9)%.

Gross Margin

Gross margin for the nine months ended June 30, 2017 was approximately $18.5 million, an increase of $6.9 million, or 59.2%, over the prior year period. As a percentage of revenue, our gross margin rate of 21.7% increased by 190 basis points, or 1.9%, over the prior year nine-month period. Favorable gross margin results are due principally to contribution related to the acquired entity, more complex contracts, and effective assignment of staff to deliver strong contract performance. We continue to focus on internal productivity measures to control costs and improve our gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the nine months ended June 30, 2017 were approximately $12.7 million, an increase of $4.3 million or 51.4% over the prior year period. As a percent of revenue, G&A expenses were 14.9%, an increase of approximately 0.5% over prior year period. The increase in expenses was due primarily to the acquired entity, and additional program and operational resources to manage and grow our business volume.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets from the acquisition. As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets. For the nine months ended June 30, 2017, depreciation and amortization were approximately $1.3 million, due principally to the amortization of acquired definite-lived intangible assets. For the same period in the prior year depreciation and amortization was approximately $0.5 million.

Income from Operations

Income from operations for the nine months ended June 30, 2017 was approximately $4.5 million, an increase of approximately $1.7 million over the prior year period. The improvement is due principally to contribution from the acquired entity, and expansion on legacy programs.

Other Income (Expense), net

Other expense, net, includes interest expense and amortization of deferred financing costs on debt obligations, and other miscellaneous non-operational items. Prior year other expense includes non-operational acquisition expenses related to the acquisition. For the nine months ended June 30, 2017, other expense, net, was approximately $0.9 million, a decrease of approximately $0.2 million over the prior year period.

Income before Income Taxes

For the nine months ended June 30, 2017, income before taxes was approximately $3.6 million, an improvement of approximately $1.9 million over the prior year period. The increase is attributable to the contribution from the acquisition and improved performance on legacy programs.

Income Tax Expense

For the nine months ended June 30, 2017, DLH recorded a $1.3 million provision for tax expense, an increase of approximately $0.7 million over the prior year period due to higher income before taxes.

Net Income

Net income for the nine months ended June 30, 2017 was approximately $2.2 million, or $0.20 and $0.18 per basic and diluted share, respectively, an increase of approximately $1.3 million or $0.10 and $0.09 per basic and diluted share over the prior year period. The increase was due principally to the operating contributions from the acquisition, net of interest and amortization of deferred financing expenses and purchased intangibles.

Non-GAAP Financial Measures

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other items (“Adjusted EBITDA”) for the three months ended June 30, 2017 was approximately $2.3 million, an increase of approximately $0.2 million, or 9.5% over the prior year three-month period. The increase is attributable principally to improvements in net income.

Adjusted EBITDA for the nine months ended June 30, 2017 was approximately $6.4 million, and improvement of approximately $2.8 million over the prior period. Growth is attributable to increased revenue and gross margin as previously described.

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

We exclude the following items in deriving Adjusted EBITDA:

•
Acquisition expenses are excluded in the prior year period. These expenditures related to the acquisition. We believe that segregating these expenses allows for improved comparability of results from period to period.

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

Reconciliation of GAAP net income to adjusted EBITDA, a non-GAAP measure:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Net income	$945	$776	$169	$2,248	$997	$1,251
(i) Interest and other (income) expense (net):
(i)(a) Interest and other expense	269	281	(12)	888	281	607
(i)(b) Acquisition expenses	—	93	(93)	—	795	(795)
(ii) Provision for taxes	539	518	21	1,345	666	679
(iii) Depreciation and amortization	510	414	96	1,264	456	808
(iv) G&A expenses - equity grants	63	42	21	613	384	229
Adjusted EBITDA	$2,326	$2,124	$202	$6,358	$3,579	$2,779

Sources of cash and cash equivalents

As of June 30, 2017, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its secured revolving line of credit facility with Fifth Third Bank. This credit facility provides us with access of up to $10.0 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations.

Management's assessment of liquidity at June 30, 2017

Management believes that: (a) cash and cash equivalents of approximately $4.6 million as of June 30, 2017; (b) the amount available under its line of credit that was in effect at June 30, 2017 (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

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

The Term Loan matures on May 1, 2021 and the Revolving Credit Facility matures on May 1, 2018.

The Term Loan and Revolving Credit Facility bear interest at the rate of LIBOR plus a margin of 3.0% and the loans are secured by liens on substantially all of the assets of DLH, Danya and DLH’s other subsidiaries. The provisions of the Term

Loan and Revolving Credit Facility are fully described in Note 5 of the consolidated financial statements. The outstanding balance of the Term Loan was $20.6 million as of June 30, 2017.

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 6 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2016, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 26 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies, or the estimates associated with those policies in the nine months ended June 30, 2017.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs, for which funds were deposited into trust for possible future payments of claims. DLH believes that its exposure to interest rate fluctuations on its debt instruments can be managed with an interest rate swap contract that it is securing.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended June 30, 2017.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program during third quarter ended June 30, 2017:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 2017	—	$—	—	$77
May 2017	—	—	—	77
June 2017	—	—	—	77
Third Quarter Total	—	$—	—	$77

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: August 10, 2017