Form 10-K
period 2017-09-30
DLH Holdings Corp.
filed 2017-12-12
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
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
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accountant standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter March 31, 2017 was $29,835,551.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: On November 30, 2017 there were 11,882,494 shares outstanding of common stock of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (e) under the Securities Act of 1933.
Part III of this report incorporates information by reference from the Company's definitive proxy statement, which proxy statement is due to be filed with the Securities and Exchange Commission not later than 120 days after September 30, 2017.

2

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

ITEM 1. BUSINESS
Overview
DLH Holdings Corp. (“DLH” or the “Company” and also referred to as “we,” “us” and “our”) is a full-service provider of professional healthcare and social services to government agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and other government agencies. Incorporated in New Jersey in 1969, the Company principally operates through its subsidiaries.

DLH manages its operations from its principal executive offices at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305. We employ over 1,400 skilled employees working in more than 30 locations throughout the United States.

Our business offerings are focused on three primary sources of revenue within the Federal health services market space, as follows:

•	Department of Defense and veteran health services, approximately 62% of our current business base;

•	Human services and solutions, approximately 34% of our current business base; and

•	Public health and life sciences, approximately 4% of our current business base.

Defense and veterans’ health solutions: DLH provides a wide range of healthcare services and delivery solutions to the Department of Veteran Affairs, US Army Medical Materiel Command and its subordinate US Army Medical Research Acquisition Activity, Navy Bureau of Medicine and Surgery, Defense Health Agency and Army Medical Command. We believe that our DLH-developed tools and processes, including SPOT-mTM and e-PRATTM, along with our cloud-based case management system have been major contributors in differentiating the company within this Federal market.

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

DLH is on the forefront of ensuring that veterans receive their out-patient prescriptions on time, each day, through the VA CMOP pharmacy program which has been recognized for service excellence, citing the JD Powers evaluation of mail order pharmacy for each of the past eight years. DLH is proud of our contributions to the VA in achieving these outstanding results. We believe that our operational efficiency and expertise is well-aligned with the VA strategic goals to manage and improve operations and to deliver seamless and integrated support. Our unique capabilities and solutions help the VA optimize efficiency and help ensure program accountability as well as better service.

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

Our largest customer continues to be the VA, which comprised approximately 62% and 72% of revenue for the twelve months ended September 30, 2017 and 2016, respectively. Additionally, HHS represents a major customer, comprising 34% and 13% of revenue for the twelve months ended September 30, 2017 and 2016 respectively. Substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2017 and 2016. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 4, Supporting Financial Information-Accounts Receivable.

As of September 30, 2017, duration of contract awards from the VA and HHS range from approximately one to four years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery will result in our customers retaining DLH for the full duration of the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with VA or HHS.

Backlog

At September 30, 2017, the total backlog was approximately $167 million. Total backlog as of September 30, 2016 was approximately $233 million. Backlog represents total estimated contract value of predominantly multi-year government contracts and will vary depending upon the timing of new/renewal contract awards. Backlog is based upon customer commitments that the Company believes to be firm over the remaining performance period of our contracts. While no assurances can be given that existing contracts will result in earned revenue in any future period, or at all, the Company’s major customers have historically exercised their contractual renewal options.

Backlog value is quantified from management judgment and assumptions about the volume of services based on past volum trends and current planning developed with the customer. Our backlog may consist of both funded and unfunded amounts under existing contracts including option periods. At September 30, 2017, our funded backlog was approximately $74 million and our unfunded backlog was $93 million.

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

Position and Distribution of Services and Solutions in Our Markets

Our strengths in the markets in which we compete and the manner in which we are positioned within them, are enhanced by a number of features including, but not limited to:

•	high barriers for entry into the selected markets in which we serve;

•	specialized credentials and licenses held by a substantial component of our employee base;

•	prime contractor position in contracts representing 95% of our revenue;

•	strong past performance record, as evidenced by our VA customer scoring the highest in overall satisfaction in the J.D. Power National Pharmacy Study over the past eight years; and

•	targeted expansion in critical national priority markets with Federal budget stability.

The Company operates primarily through prime contracts awarded through full and open competition by the government. The Company has a diverse mix of contract vehicles with various agencies of the United States Government, which supports our overall corporate growth strategy. The majority of our contracts are time and materials type contracts. The Company has developed and continues to leverage a suite of solution offerings in a Lean Six Sigma environment, geared toward enhancing performance and productivity while reducing costs to its US government clients. We also provide services under IDIQ and government wide acquisition contracts, such as General Services Administration (GSA) schedule contracts and currently hold multiple GSA schedule contracts, under which we provide services that constitute a significant percentage of our total revenue. These Federal contract schedules are renewed on a recurring basis for a multi-year period.

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
Our competitor and comparable companies include operating units within, among others: Booz Allen Hamilton Holding Corp., CACI International, Inc., CSRA, Inc., Engility Holdings, Inc., ICF International, Inc., Leidos Holdings, Inc., Mantech International Corp., MAXIMUS, Inc., RTI, UnitedHealth Group, Inc., VSE Corporation and Westat, Inc..
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

Intellectual Property

Because our business involves providing services to government entities, our operations generally are not substantially dependent upon obtaining and/or maintaining copyright or trademark protections, although our operations make use of such protections and benefit from them as discriminators in competition. We claim copyright, trademark and other proprietary rights in a variety of intellectual property, including each of our proprietary computer software and data products and the related documentation. DLH holds two registered trademarks, e-PRAT® and SPOT-m®, that optimize resource allocation and supply chain management processes in connection with our business process management services. We maintain a number of trade secrets that contribute to our success and competitive distinction and endeavor to accord such trade secrets adequate protection to ensure their continuing availability.

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
Employee Relations
As of September 30, 2017, the Company employed over 1,400 employees performing in over 30 locations throughout the U.S. Management believes that is has good relations with its employees. In October 2014, employees at our Chicago location approved the adoption of union representation for non-management employees. Union representation has been certified for these employees and collective bargaining discussions are ongoing. Management does not expect this agreement to materially impact results of operations.
Corporate
Our principal executive offices are located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305. Our telephone number is 770.554.3545 and our website is www.dlhcorp.com. References herein to our website are provided purely as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the website.
Principal Executive Officers
Our principal executive officers are:

Name	Age	Positions
Zachary C. Parker	60	President, Chief Executive Officer and Director
Kathryn M. JohnBull	58	Chief Financial Officer
Kevin Wilson	52	President, DLH Solutions, Inc.
Helene Fisher	53	President, Danya International, LLC.
Zachary C. Parker became Chief Executive Officer and President of DLH Holdings Corp. in February 2010. He has over 25 years of experience with the government services market, including DoD, holding several senior and executive management positions in addition to business development posts. His tenure includes approximately 19 years with Northrop Grumman, 7 years with GE Government Services (now Leidos Holdings, Inc.), and 3 and 2 years with VSE Corporation and VT Group, respectively. Prior to joining DLH, Mr. Parker held executive positions, including President and previously Executive Vice President for Business Development, within VT Group, from March 2008 to February 2010. His executive development includes the GE Crotonville Executive Development Program, Darden Executive Leadership Program, Northrop Grumman Action Leadership Program, Wharton Earned Value Management, California Institute of Technology Strategic Marketing Program, and is Lean Six Sigma Green Belt certified among other professional and technical certifications. Mr. Parker is active in both professional and community associations including the Governmental Affairs Committee and the Veteran Affairs Task Force of the Washington DC-based Professional Services Council and has served as industry co-chair of the Government/Industry Partnership Executive council. He is an advisory board member of Hero Health Hire (a non-profit entity). He has also served as board member on joint venture companies in the government services business. Mr. Parker earned his bachelor's degree from California State University, Northridge (with honors) specializing in Human Factors Engineering and has completed post-graduate studies.
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
Helene Fisher was appointed as President of our Danya International LLC subsidiary commencing on January 3, 2017. Ms. Fisher has extensive industry experience working on high profile federal government programs. Prior to joining DLH, from 2013 to December 2016 she held leadership positions with MAXIMUS Federal Solutions, LLC as Vice President/Program Director, including responsibility for operations and program performance of a major initiative for the Department of Health and Human Services and several Federal Civilian agencies. Prior to joining MAXIMUS, she held the position of Vice President, Federal Healthcare/Defense/Homeland Security Solutions with Xerox Federal Solutions, LLC from 2009 to 2012. Earlier in her career she held various senior and managerial positions with Northrop Grumman Information Systems and Lockheed Martin Enterprise Solutions & Services. Ms. Fisher holds Project Management Professional (PMP) and Information Technology Infrastructure Library (ITIL) certifications. Ms. Fisher previously served as a U.S. Army Officer, Signal Corps, Captain. She earned a Bachelor of Science degree in Mathematics/Computer Science from Prairie View A&M University, and a Master of Arts degree in Computer Information and Resources from Webster University.
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
ITEM 1A. RISK FACTORS
As provided for under the Private Securities Litigation Reform Act of 1995 ("1995 Reform Act"), we wish to caution shareholders and investors that the following important factors, among others discussed throughout this Annual Report on Form 10-K for the fiscal year ended September 30, 2017, have affected, and in some cases could affect, our actual results of operations and cause our results to differ materially from those anticipated in forward looking statements made herein. Our business, results of operations, cash flows and financial condition may be materially and adversely affected due to any of the following risks. The risks described below are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. The trading price of our common stock could decline due to any of these risks. In assessing these risks, you should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.
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

Our largest customer continues to be the VA, which comprised approximately 62% and 72% of revenue for the twelve months ended September 30, 2017 and 2016, respectively. Additionally, HHS represents a major customer, comprising 34% and 13% of revenue for the twelve months ended September 30, 2017 and 2016 respectively. Substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2017 and 2016. Accordingly, we remain dependent upon the continuation of our relationships with the VA and HHS.
We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers.

As of September 30, 2017, awards from VA and HHS have anticipated periods of performance ranging from approximately one to four years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the contract term.

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

U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. Further, congressional seats may change during election years, and the balance of spending priorities may change along with them. The election of the new President of the United States in November 2016 is also changing Federal spending priorities. These potential shifts in spending priorities could result in lower funding for our VA and Head Start programs.

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

VA programs, which accounted for approximately 62% and 72% of Company revenue for the twelve months ended September 30, 2017 and 2016, respectively, were exempt from the spending caps established under Federal government sequestration targets enacted in 2013.

A final FY2018 budget was not passed into law prior to October 1, 2017. Consequently, a continuing resolution (CR) was passed into law on September 8, 2017 and subsequently extended through December 22, 2017. The CR essentially continues funding at FY17 levels but will not allow for contracts for new services to be initiated. To continue operating after the CR December 22, 2017 expiration date, Congress will need to pass, and the President will need to sign, a new CR or more comprehensive budget bill. The Company does not believe these measures will have a material impact on our current business base for fiscal year 2018, however, any delays in addressing funding may delay in addressing funding may delay the timing of awards for new business.

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

In addition, the federal government has implemented regulations that are intended to promote its goal of supporting small business contractors. Various agencies within the federal government have policies that support small business goals, including the adoption of the “Rule of Two” by the Veterans Administration. The effect of these set-aside provisions may limit our ability to compete for prime contractor positions on programs that we have targeted for growth.

Overall, the competitive bidding process presents a number of risks, including the following: (i) we expend substantial cost and managerial time and effort to prepare bids and proposals for contracts that we may not win, and to defend those bids through any protest process; (ii) we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and (iii) we may encounter expenses and delays if our competitors protest or challenge awards of contracts to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract, and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.

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
Our success to date has resulted in part from the significant contributions of our executive officers. Our executive officers are expected to continue to make important contributions to our success. As of September 30, 2017, certain of our officers are under employment contracts. However, we do not maintain "key person" life insurance on any of our executive officers. Loss for any reason of the services of our key personnel could materially affect our operations.
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

We have incurred debt in connection with an acquisition and we must make the scheduled principal and interest payments on the facility and maintain compliance with other debt covenants.

On May 2, 2016, we entered into a loan agreement with Fifth Third Bank under which the bank agreed to provide (i) a $25.0 million senior secured term loan (the “Term Loan”) with a five year maturity date and (ii) a two (2) year revolving loan facility in an aggregate amount of up to $10 million (the “Revolving Loan Facility”). Specifics of the loan agreement are discussed in Note 5 to this report.

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

At September 30, 2017, we had net operating losses, or NOLs, of approximately $31.5 million and $1.8 million for U.S. and state tax return purposes, respectively. Our U.S. NOLs begin to expire in 2021 and continue to expire through 2033. Based upon our current estimate of future taxable earnings, we expect to fully utilize these NOLs; however future taxable income may vary significantly from our current estimate.

We may be significantly impacted by proposed tax legislation.

Subsequent to our fiscal year end, both branches of Congress passed major federal tax reform legislation.  While the exact terms of the legislation will not be finalized until the reconciliation process is completed, the resulting bill may have a material impact to our business.  The tax effects resulting from any changes in tax laws or tax rates are not permitted to be recognized until the period that includes the enactment date, which will occur when a bill is signed into law, and subjected to the full legislative process.  The Company is closely monitoring the proposed legislation and is prepared to quantify and recognize any potential impact in the period in which the legislation is enacted.

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

As of September 30, 2017, the following options and warrants were outstanding:

•
Executive and employee options to purchase 1.99 million shares of common stock, 1.33 million of which are vested and immediately exercisable. The weighted average exercise price of the outstanding stock options is $3.83 per share.

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
Our executive officers, directors and significant stockholders will be able to influence matters requiring stockholder approval
As of September 30, 2017, our executive officers, directors and largest shareholder (Wynnefield Capital, Inc. and its affiliates) own approximately 47% of our outstanding common stock. Within this amount, Wynnefield Capital, Inc. and its affiliates own approximately 37% of our outstanding common stock. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale or merger of our company and may negatively affect the market price of our common stock. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved staff comments.
ITEM 2. PROPERTIES
Operations and Facilities
DLH's corporate headquarters are located at 3565 Piedmont Road NE, Building 3 Suite 700, Atlanta, Georgia 30305. The Company maintains a National Capital Region office in Silver Spring, Maryland.
In the fiscal year ended September 30, 2017, DLH's total lease expense for operations was approximately $1.1 million.

The following is summary information on DLH's facilities as of September 30, 2017:

		($ in thousands)
Location	Approximate Square Feet	Approximate Annual Lease Expense	Expiration Date

Corporate Headquarters
3565 Piedmont Road, NE, Building 3, Suite 700	12,275	$306	4/30/2024
Atlanta, GA 30305

National Capital Region Office
8737 Colesville Road, Suite 1100	22,400	$623	4/30/2020
Silver Spring, MD 20910

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
Market Information
The ranges of high and low sales prices for the Company's common stock for the periods indicated below are:
Common Stock

FISCAL YEAR 2017	LOW	HIGH
1st Quarter	$4.47	$7.38
2nd Quarter	$4.61	$6.72
3rd Quarter	$4.10	$6.36
4th Quarter	$5.33	$6.49

FISCAL YEAR 2016	LOW	HIGH
1st Quarter	$1.89	$4.47
2nd Quarter	$2.50	$4.38
3rd Quarter	$3.51	$5.32
4th Quarter	$4.32	$5.72
The above quotations reported by Nasdaq, represent prices between dealers and do not include retail mark-ups, markdowns or commissions. Such quotations do not necessarily represent actual transactions. On September 29, 2017, the Company's common stock had a closing price of $6.48 per share.
Dividends
The Company has not declared any cash dividends on its common stock since inception and has no present intention of paying any cash dividends on its common stock in the foreseeable future.
Approximate Number of Equity Security Holders
As of September 30, 2017, there were 11,767,369 shares of common stock outstanding held of record by approximately 146 persons. The number of stockholders of record is not representative of the number of beneficial stockholders due to the fact that many shares are held by depositories, brokers, or nominees. As of September 30, 2017, the Company estimates that there are approximately 1,423 beneficial owners of its common stock.
Sales of Unregistered Securities
During the period covered by this report, the Company did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as has been reported in previous filings with the SEC or as set forth elsewhere herein.
Securities Authorized for Issuance under Equity Compensation Plans
DLH presently utilizes one shareholder-approved equity compensation plan under which it makes equity compensation awards available to officers, directors, employees and consultants. The table set forth below discloses outstanding and available awards under our equity compensation plans as of September 30, 2017. All grants of equity securities made to executive officers and directors are presently made under the 2016 Omnibus Equity Incentive Plan (the “2016 Plan”). Prior to the adoption of the 2016 Plan, awards of equity securities were made under the 2006 Long Term Incentive Plan.

Equity Compensation Plan Information
Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights (or fair value at date of grant)	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:
Employee stock options	1,993,500	$3.83	506,250

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

During fiscal fourth quarter ended September 30, 2017, the Company did not repurchase any shares of its common stock pursuant to the program. As of September 30, 2017 there is a total of $77 thousand remaining for repurchases under the program.

The following table provides certain information with respect to the status of our stock repurchase program as of fourth quarter ended September 30, 2017:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 2017	—	$—	—	$77
August 2017	—	$—	—	$77
September 2017	—	$—	—	$77
Fourth Quarter Total	—	$—	—	$77

ITEM 6. SELECTED FINANCIAL DATA
We are a "smaller reporting company" as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2017. This discussion contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Business Overview:

DLH is a provider of technology-enabled business process outsourcing and program management solutions, primarily to improve and better deploy large-scale federal health and human service initiatives. DLH derives 100% of its revenue from agencies of the Federal government, providing services to several agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), and the Department of Defense ("DoD").

Publicly traded with more than 1,400 employees working in over 30 locations throughout the United States, DLH was recently recognized by GovWin IQ as a top service provider in the Health Services Spending category.

Our business offerings are now focused on three primary sources of revenue within the Federal health services market space, as follows:

•	Department of Defense and veteran health services, approximately 62% of our current business base;

•	Human services and solutions, approximately 34% of our current business base; and

•	Public health and life sciences, approximately 4% of our current business base.

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

Federal budget outlook for fiscal 2018:

The President of the United States' broad agenda calls for increased military and, in certain cases, domestic spending, with reduced spending on foreign programs. Most relevant to DLH’s targeted markets, the President advocates the lifting of sequestration caps in the defense sector; increasing infrastructure spending in the United States; and tightening controls on immigration.

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

A final FY2018 budget was not passed into law prior to October 1, 2017. Consequently, a continuing resolution (CR), H.R. was passed into law on September 8, 2017 and subsequently extended through December 22, 2017. The CR essentially continues funding at FY17 levels but will not allow for contracts for new services to be initiated. To continue operating after the CR December 22, 2017 expiration date, Congress will need to pass, and the President will need to sign, a new CR or more comprehensive budget bill. The Company does not believe these measures will have a material impact on our current business base for fiscal year 2018, however, any delays in addressing funding may delay the timing of awards for new business.

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

On July 27, 2017, the House of Representatives approved the Department of Defense Appropriations Act for the 2018 fiscal year. The bill includes funding for the VA of $182.3 billion, an increase of $5.3 billion or 3% above the 2017 budgeted amounts. The fiscal 2018 VA funding includes Medical Care appropriations of approximately $69.0 billion, which is $5.7 billion (9.0%) above the 2017 budgeted level. The Senate Appropriations Committee approved a similar bill in July 2017. The Trump administration has expressed strong support for veterans and members of the armed forces, and we believe there is a reasonable expectation that fiscal year 2018 funding will be consistent with the House bill.

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

On July 19, 2017 the House Appropriations Committee approved a draft funding bill for Labor, Health and Human Services and Education. The bill cuts funding to lower-priority programs, while targeting investments in medical research, and biodefense. The draft FY2018 funding bill proposed an increase of $22 million for the Head Start program. The Senate Appropriations Committee proposed a similar bill, with Head Start funding held even to fiscal 2017. While the new Administration’s budget priorities for HHS are evolving, Head Start has historically received strong bipartisan support.

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

Industry consolidation among federal government contractors:

There has been active consolidation and a strong increase in M&A activity among federal government contractors over the past few years that is we expect to continue into fiscal year 2018 and beyond, fueled by public companies leveraging strong balance sheets to pursue strategic acquisitions that supplement organic growth and create shareholder value. Companies often look to acquisitions that augment core capabilities, contracts, customers, market differentiators, stability, cost synergies, and higher margin and revenue streams. We plan continued focus on our core capabilities, as we look at potential future strategic acquisitions to grow our business and enhance shareholder value.

Potential small business team opportunities:

The Federal government has an overall goal of 23% of prime contracts flowing to small business contractors, primarily through the use of set-asides in Federal agency RFPs (requests for proposal). As a part of our growth plan, DLH may elect to team in support of such small businesses for specific pursuits that align with our corporate growth strategy.

Pending federal tax legislation:

Subsequent to our fiscal year end, both branches of Congress passed major federal tax reform legislation. A key feature of this legislation is a reduction of the corporate tax rate to 20%. While the exact terms of the legislation, including the effective date of the rate reduction, are subject to the reconciliation process, the resulting bill may have a material impact to our business. We estimate that the deferred tax asset of $9.6 million on our balance sheet as of September 30, 2017 would be reduced by $3 to $4 million to reflect the rate reduction, should the bill pass as currently proposed. We would continue to derive the cash flow benefit of tax net operating losses offsetting future taxable income, though at a lower rate. The tax provision on future earnings would be similarly reduced to reflect the new corporate tax rate.

Results of Operations for Fiscal Year 2017 as Compared to Fiscal Year 2016

The following table summarizes, for the periods indicated, consolidated statements of operations data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Year Ended				Change in
Consolidated Statement of Operations:	September 30, 2017		September 30, 2016		$	% of Rev
Revenue	$115,662	100.0%	$85,602	100.0%	$30,060	—%
Direct expenses	89,812	77.7%	67,776	79.2%	22,036	(1.5)%
Gross margin	25,850	22.3%	17,826	20.8%	8,024	1.5%
General and administrative expenses	17,466	15.1%	12,518	14.6%	4,948	0.5%
Depreciation and amortization	1,754	1.5%	1,244	1.5%	510	—%
Income from operations	6,630	5.7%	4,064	4.7%	2,566	1.0%
Interest expense	(1,228)	(1.1)%	(823)	(1.0)%	(405)	(0.1)%
Acquisition cost	—	—%	(795)	(0.9)%	795	0.9%
Other income (expense), net	(1,228)	(1.1)%	(1,618)	(1.9)%	390	0.8%
Income before income taxes	5,402	4.6%	2,446	2.9%	2,956	1.7%
Income tax expense (benefit), net	2,114	1.8%	(938)	(1.1)%	3,052	2.9%
Net income	$3,288	2.8%	$3,384	4.0%	$(96)	(1.2)%

Net income per share-basic	$0.29		$0.34		$(0.05)
Net income per share-diluted	$0.27		$0.30		$(0.03)

Revenues

Fiscal year 2017 revenue was $115.7 million, an increase of $30.1 million or 35.1% over the prior year period. The increase is due principally to the full year impact of the acquisition completed in May 2016, which contributed $24.7 million and $5.4 million from continued expansion on existing contract vehicles resulting from program management and customer satisfaction with our services.

Direct Expenses

Direct expenses generally comprise direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the year ended September 30, 2017 were $89.8 million, an increase of $22.0 million, or 32.5% over prior year due principally to increased professional service costs attributed to increased revenue. As a percentage of revenue, direct expenses were 77.7%, a favorable reduction of (1.5)% with the improvement largely attributable to effective program management and cost efficiencies on existing contracts.

Gross Margin

Gross margin for the year ended September 30, 2017 was approximately $25.9 million, an increase of approximately $8.0 million or 45.0% over prior fiscal year on higher revenue and improved performance on contracts. As a percentage of revenue, our gross margin rate of 22.3% increased by 150 basis points, or 1.5%, over the prior year. Favorable gross margin results are due principally to expanded contribution from more differentiated contracts, and effective assignment of staff to deliver strong contract performance. We continue to focus on internal productivity measures to control costs and improve our gross margin.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. Fiscal year 2017 G&A expenses were approximately $17.5 million, an increase of $4.9 million or

39.5% over the prior year period. As a percent of revenue, G&A expenses were 15.1%, an increase of approximately 0.5% over prior year period. The increase in expenses reflects the impact of the 2016 acquisition as well as investment in business development and management resources to grow the Company's business.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets. As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets. For the twelve months ended September 30, 2017, depreciation and amortization were approximately $1.7 million, due principally to the amortization of acquired definite-lived intangible assets.

Income from Operations

Income from operations for the year ended September 30, 2017 was approximately $6.6 million, an increase of approximately $2.6 million over the prior fiscal year. The improvement is due principally to gross margin growth of $8.0 million, partially offset by expense growth of $4.9 million as described above.

Other Income (Expense), net

Other income (expense), net, typically includes items such as, interest expense and amortization of deferred financing costs on debt obligations, and other one-time or non-operational items that may contribute to other income or other expense depending upon the transaction. For the year ended September 30, 2017, other expense, net, was approximately $(1.2) million compared to other expense, net of $(1.6) million in the prior year, a favorable expense decrease of $0.4 million over the prior year period. Current year other expense primarily includes interest and deferred financing expenses. Prior year other expense, net, primarily includes non-operational acquisition expense, interest and deferred financing expenses.

Income before Income Taxes

Income before taxes for fiscal year ended September 30, 2017 was approximately $5.4 million, compared to $2.4 million for the prior year; an increase of approximately $3.0 million. The fiscal year 2017 increase is due principally to the increased gross margin, offset in part by increased G&A expenses.

Income Tax Expense (Benefit)

Income tax expense of $2.1 million for fiscal year ended September 30, 2017 compares to a benefit of $0.9 million in the prior year period. Prior year period included a $1.8 million deferred tax benefit related to the release of a portion of our valuation allowance, recorded to reflect the amount of our deferred tax asset that we expect to realize in future years.

Net Income

Net income for the year ended September 30, 2017 was approximately $3.3 million or $0.29 and $0.27 per basic and diluted share, respectively, compared to approximately $3.4 million for the prior year period, or $0.34 and $0.30 per basic and diluted share. While income before taxes increased by $3.0 million year over year, this increase was offset by an increase in income taxes year over year.

Non-GAAP Financial Measures for Fiscal 2017 and 2016

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other non-cash charges (“Adjusted EBITDA” for year ended September 30, 2017 was approximately $9.0 million, an increase of approximately $3.3 million, or 56.7%, over the prior fiscal year. This increase was due principally to improved gross margin of approximately $8.0 million, partially offset by expense growth of $4.9 million as previously described.

We use Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) adjusted for other items (“Adjusted EBITDA”) as a supplemental non-GAAP measures of our performance. We define Adjusted EBITDA as net income/(loss) adjusted to exclude (i) interest and other expenses, including acquisition expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation, amortization, and loss on disposition of fixed assets and (iv) G&A expenses — equity grants.

We exclude the following items in deriving Adjusted EBITDA:

•	Acquisition expenses are excluded in the prior year period. We believe that excluding these expenses allow for improved comparability of results from period to period.

•	Equity compensation is excluded because it is non-cash in nature. We believe that excluding this expense allows for improved comparability of results from period to period.

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

Reconciliation of GAAP net income to adjusted EBITDA, a non-GAAP measure:

	Twelve Months Ended
	September 30,
	2017	2016	Change
Net income	$3,288	$3,384	$(96)
(i) Interest and other (income) expense (net):
(i)(a) Interest and other expense	1,228	823	405
(i)(b) Acquisition expenses	—	795	(795)
(ii) Provision for taxes	2,114	(938)	3,052
(iii) Depreciation, amortization, and loss on fixed assets	1,754	1,244	510
(iv) G&A expenses - equity grants	662	466	196
Adjusted EBITDA	$9,046	$5,774	$3,272

Liquidity and capital management

For the twelve months ended September 30, 2017, the Company generated operating income of $6.6 million and net income of approximately $3.3 million. Cash flows from operations totaled approximately $6.5 million and $6.0 million for the years ended September 30, 2017 and 2016, respectively. Increase in cash flow from operations was due principally to increased income from operations.

We used $1.3 million and $32.7 million of cash in investing activities during fiscal 2017 and fiscal 2016, respectively. Payments in fiscal 2016 primarily relate to the acquisition of Danya International. Generally, we have relatively low capital expenditure requirements for our business, and expect these expenditures in the coming years to remain consistent with the levels reported in fiscal 2017, except as discussed above under "Forward Looking Business Trends, Industry consolidation among government contractors".

Cash used in financing activities during the fiscal year ended September 30, 2017 was $3.7 million while cash provided by financing activities was $24.6 during the fiscal year ended September 30, 2016. During the year ended September 30, 2017, we had net repayments of $3.75 million under our credit facility, compared to total borrowing of $23.4 million in fiscal 2016 2017. The change was primarily related to proceeds we received to finance our acquisition of Danya International during the fiscal year ended September 30, 2016.

Sources of cash and cash equivalents

As of September 30, 2017, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its secured revolving line of credit facility with Fifth Third Bank. This credit facility provides us with access of up to $10.0 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations.

Management's assessment of cash and cash equivalents at September 30, 2017

Management believes that: (a) cash and cash equivalents of approximately $4.9 million as of September 30, 2017; (b) the amount available under its line of credit that was in effect at September 30, 2017 (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from the date of these financial statements.

Loan Facility

A summary of our loan facilities and subordinated debt financing for the period ended September 30, 2017 is as follows:

	($ in Millions)
	As of September 30, 2017
Lender	Arrangement	Loan Balance	Interest *	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$19.7	LIBOR + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR + 3.0%	05/01/18

* Interest rate as of September 30, 2017 was 1.24%

(a) Represents the principal amounts payable on our Term Loan with Fifth Third Bank. The $25.0 million term loan from Fifth Third Bank was funded at closing and is secured by liens on substantially all of the assets of the Company. The principal of the Term Loan is payable in fifty-nine consecutive monthly installments of $312,500 beginning on June 1, 2016 with the remaining balance due on May 1, 2021.

The Term Loan agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain financial covenants including:

(i) a minimum fixed charge coverage ratio of at least 1.35 to 1.0 commencing with the quarter ending June 30, 2016, and for all subsequent periods, and

(ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 3.25 to 1.0 for the period through September 30, 2017 to 2.5 to 1.0 for the period ending September 30, 2018 through maturity. Adjusted EBITDA ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, including acquisition expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses - equity grants.

In addition to monthly payments of the outstanding indebtedness, the loan agreement also requires prepayments of a percentage of excess cash flow, as defined in the loan agreement. Accordingly, a portion of our cash flow from operations will be dedicated to the repayment of our indebtedness. DLH is fully compliant with all covenants under the Loan Agreement with Fifth Third Bank.

(b) The secured revolving line of credit from Fifth Third Bank has a ceiling of up to $10.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company.

The Company's total borrowing availability, based on eligible accounts receivables at September 30, 2017, was $9.9 million. This capacity was comprised of $0.6 million in a stand-by letter of credit and unused borrowing capacity of $9.3 million.

The revolving line of credit is subject to loan covenants as described above in the Term Loan, and DLH is fully compliant with those covenants.

Contractual Obligations as of September 30, 2017

			Payments Due By Period
Contractual obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations		$19,688	$3,750	$7,500	$8,438	$—
Facility leases		3,693	929	1,567	652	545
Equipment operating leases		77	38	39	—	—
Total Obligations		$23,458	$4,717	$9,106	$9,090	$545

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill, measurement of prepaid workers’ compensation, valuation allowances established against deferred tax assets, measurement of payroll tax contingencies, accounts payable, workers’ compensation claims, and accrued expenses and the valuation of derivative financial instruments associated with debt agreements. In addition, the Company estimates overhead charges and allocates such charges throughout the year.  Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill would have a material adverse effect on the Company’s financial position and results of operations. For a detailed discussion on the application of these and other accounting policies, you should review the discussion under the caption Significant Accounting Policies in Note 6 of the notes to our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.

Revenue Recognition

DLH’s revenue is derived from professional and other specialized service offerings to US Government agencies through a variety of contracts, some of which are fixed-price in nature and/or sourced through Federal Supply Schedules administered by the General Services Administration (“GSA”) at fixed unit rates or hourly arrangements. Revenue on time and materials contracts is recognized based on hours performed times the applicable hourly rate, plus materials and other direct costs incurred on the contract. Revenue on fixed fee for service contracts is recognized over the period of performance of the contract. Revenue on cost reimbursable contracts is recognized equal to allowable costs incurred, plus a ratable portion of the applicable fee.

We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. Our Company's current business base is 95% prime contracts and 5% subcontracts. DLH recognizes and records revenue on government contracts when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured.

Business Combinations

In accordance with Accounting Standards Codification 805, “"Business Combinations"” (“ASC 805”) the Company records acquisitions under the purchase method of accounting, under which the acquisition purchase price is allocated to the assets acquired and liabilities assumed based upon the respective fair values. The company utilizes estimates and in some instances, may retain the services of an independent third-party valuation firm to assist in determining the fair values of assets acquired, liabilities assumed, and contingent consideration granted. Such estimates and valuations require the Company to make significant assumptions. These assumption may include projections of future events and operating performance.

Goodwill

DLH continues to review its goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  At September 30, 2017, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2017. Factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations. If an impairment write-off of all the goodwill becomes necessary in future periods, a charge of up to $26.0 million would be expensed in the Consolidated Statement of Operations.

Long Lived Assets

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements.

Certain costs incurred in the implementation of our Enterprise Resource Planning (ERP) system, including implementation labor, are capitalized as computer software costs. Costs incurred outside of the implementation stage are expensed as incurred. No amortization expense is recorded until the software is placed in service, after which the costs will be amortized on a straight-line basis over the estimated useful life of the software.

Intangible assets are estimated at a fair value and amortized on a straight-line basis over their assessed useful lives. The assessed useful lives of the assets are 10 years.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. The Company has adequate net operating loss carryforwards to offset against any taxable income in the current period. The Company recorded no valuation allowance as of September 30, 2017 and September 30, 2016, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs, for which funds were deposited into trust for possible future payments of claims. DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material given that the amount of our debt is subject to LIBOR plus 3.0% applied by the Lender. As of September 30, 2017 the Lender's interest rate was 4.24%.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this evaluation, management used the 2013 framework on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework on Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2017.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of our Company’s fiscal year ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On November 9, 2017, an aggregate of 93,125 shares of Common Stock of the Company were granted to the non-employee members of the Company’s Board of Directors, in accordance with the Company’s compensation policy for non-employee directors.

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
We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. We did not waive any provisions of the code of business ethics during the year ended September 30, 2017. If we amend, or grant a waiver under, our code of business ethics that applies to our principal executive officer, principal financial or accounting officer, or persons performing similar functions, we intend to post information about such amendment or waiver on our website.
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

Exhibit No.	Description
2.1	Equity Purchase Agreement among the Company, Danya International LLC,. DI Holdings, Inc. and the owners named therein (filed as Exhibit 2.1 to Current Report on Form 8-K filed May 6, 2016)
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit A to Definitive Proxy Statement dated May 1, 2000 as filed with the Securities and Exchange Commission).
3.2	Amended By-Laws of Registrant adopted as of May 15, 2001 (filed as Exhibit 3.4 to the Registration Statement on Form S-4 File No. 333-61730).
3.3	Amended and restated By-Laws of Registrant adopted as of August 29, 2001 (filed as Exhibit 3.5 to the Registrant's Form S-3 filed on December 19, 2001).
3.4	Amendment to By-Laws of Registrant adopted November 8, 2007 (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 13, 2007).
3.5
Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit B to Definitive Proxy Statement dated March 13, 2008 as filed with the Securities and Exchange Commission).

3.6	Amendment to Amended and Restated Certificate of Incorporation of the Company filed June 25, 2012 (filed as Exhibit 3.1 to Current Report on Form 8-K filed on June 26, 2012).
3.7	Amendment to Amended and Restated Certificate of Incorporation filed February 12, 2015 (filed as Annex A to the Company’s Proxy Statement dated December 31, 2014).
4.1	Specimen of the Common Stock Certificate *
4.2	Form of Term Note issued pursuant to the Loan Agreement (filed as Exhibit 4.1 to Current Report on Form 8-K filed May 6, 2016).
4.3	Form of Revolving Credit Note issued pursuant to the Loan Agreement (filed as Exhibit 4.2 to Current Report on Form 8-K filed May 6, 2016).

4.4		Form of Warrant issued to Subordinated Lenders (filed as Exhibit 4.4 to Current Report on Form 8-K filed May 6, 2016).
10.1	#	Form of Stock Option Award under 2006 Long Term Incentive Plan (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q filed on February 16, 2010).
10.2	#	Employment Agreement between the Company and Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K dated October 3, 2013).
10.3	#	2006 Long Term Incentive Plan, as amended (filed as Annex A to the Company’s Proxy Statement dated January 3, 2014).
10.4		Lease Agreement dated April 27, 2015 between DLH Holdings Corp. and Piedmont Center, 1-4 LLC (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 5, 2015)
10.5	#	Amendment to Employment Agreement with Kevin Wilson (filed as Exhibit 10.1 to Current Report on Form 8-K filed October 2, 2015).
10.6	#	2016 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement dated January 15, 2016).
10.7		Non-Competition Agreement between the Company and Jeffrey Hoffman (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 6, 2016).
10.8		Loan Agreement among Fifth Third Bank, DLH Holdings Corp., DLH Solutions, Inc. and Danya International, LLC (filed as Exhibit 10.3 to Current Report on Form 8-K filed May 6, 2016).
10.9		Form of Security Agreement entered into pursuant to the Loan Agreement (filed as Exhibit 10.4 to Current Report on Form 8-K filed May 6, 2016).
10.10		Form of Pledge Agreement entered into pursuant to the Loan Agreement (filed as Exhibit 10.5 to Current Report on Form 8-K filed May 6, 2016).
10.11	#	Form of Stock Option Award Agreement under the 2016 Omnibus Equity Incentive Plan (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q filed May 16, 2016).
10.12		Registration Rights Agreement dated September 29, 2016 (filed as Exhibit 10.2 to Current Report on 8-K filed on October 4, 2016).
10.13	#	Employment Agreement between the Company and Zachary C. Parker dated September 28, 2016 (filed as Exhibit 10.1 to Current Report on 8-K filed on October 4, 2016).
10.14	#	Employment Agreement between the Company and Kathryn M. JohnBull dated July 5, 2017 (filed as Exhibit 10.1 to Current Report on Form 8-K filed on July, 2017).
14.00		Code of Ethics (Exhibit 14.1 to Annual Report on Form 10-K for the fiscal year ended September 30, 2003).
21.00	*	Subsidiaries of Registrants.
23.10	*	Consent of WithumSmith+Brown, PC
31.10	*	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
31.20	*	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a).
32.10	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.0	*
The following financial information from the DLH Holdings Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements Of Shareholders' Equity and, (v) the Notes to the Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DLH HOLDINGS CORP.
/s/ ZACHARY C. PARKER
By:	Zachary C. Parker Chief Executive Officer (Principal Executive Officer)
Dated: December 12, 2017
______________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ FREDERICK G. WASSERMAN	Chairman of the Board	December 12, 2017
Frederick G. Wasserman

/s/ FRANCES MURPHY	Director	December 12, 2017
Frances Murphy

/s/ MARTIN J. DELANEY	Director	December 12, 2017
Martin J. Delaney

/s/ WILLIAM H. ALDERMAN	Director	December 12, 2017
William H. Alderman

/s/ AUSTIN J. YERKS III	Director	December 12, 2017
Austin J. Yerks III

/s/ ELDER GRANGER	Director	December 12, 2017
Elder Granger

/s/ JAMES P. ALLEN	Director	December 12, 2017
James P. Allen

/s/ ZACHARY C. PARKER	Chief Executive Officer, President and Director	December 12, 2017
Zachary C. Parker

/s/ KATHRYN M. JOHNBULL	Chief Financial Officer and Principal Accounting Officer	December 12, 2017
Kathryn M. JohnBull

DLH Holdings Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DLH Holdings Corp.
We have audited the accompanying consolidated balance sheets of DLH Holdings Corp. and Subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DLH Holdings Corp. and Subsidiaries as of September 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WITHUMSMITH+BROWN, PC
WithumSmith+Brown, PC
New York, New York
December 12, 2017

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	Year Ended
	September 30,
	2017	2016
Revenue	$115,662	$85,602
Direct expenses	89,812	67,776
Gross margin	25,850	17,826
General and administrative expenses	17,466	12,518
Depreciation and amortization	1,754	1,244
Income from operations	6,630	4,064
Interest expense	(1,228)	(823)
Acquisition cost	—	(795)
Income before income taxes	5,402	2,446
Income tax expense (benefit), net	2,114	(938)
Net income	$3,288	$3,384

Earnings per share - basic	$0.29	$0.34
Earnings per share - diluted	$0.27	$0.30

Weighted average common shares outstanding
Basic	11,345	9,966
Diluted	12,352	11,220

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	September 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,930	$3,427
Accounts receivable	11,911	6,637
Other current assets	598	542
Total current assets	17,439	10,606
Equipment and improvements, net	1,391	644
Deferred taxes, net	9,639	11,415
Goodwill and other intangible assets, net	41,116	42,304
Other long-term assets	139	105
Total assets	$69,724	$65,074
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current	$3,601	$3,560
Derivative financial instruments, at fair value	306	204
Accrued payroll	3,723	3,616
Accounts payable, accrued expenses, and other current liabilities	10,895	7,136
Total current liabilities	18,525	14,516
Total long term liabilities	15,344	18,782
Total liabilities	33,869	33,298
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value; authorized 40,008 shares; issued and outstanding 11,767 at September 30, 2017 and 11,148 at September 30, 2016	12	11
Additional paid-in capital	82,687	81,897
Accumulated deficit	(46,844)	(50,132)
Total shareholders’ equity	35,855	31,776
Total liabilities and shareholders' equity	$69,724	$65,074

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended
	September 30,
	2017	2016
Operating activities
Net income	$3,288	$3,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,724	1,244
Amortization of debt financing costs as interest expense	268	289
Change in fair value of derivative financial instruments	102	27
Stock based compensation expense	662	465
Loss on retirement of equipment	31	3
Deferred taxes, net	1,776	(1,108)
Changes in operating assets and liabilities
Accounts receivable	(5,274)	(3,351)
Other current assets	(56)	(113)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	3,945	5,106
Other long term assets/liabilities	58	94
Net cash provided by operating activities	6,524	6,040

Investing activities
Acquisition net of cash acquired	(250)	(32,241)
Purchase of equipment and improvements	(1,064)	(498)
Net cash used in investing activities	(1,314)	(32,739)

Financing activities
Net (repayments) borrowings on senior debt	(3,750)	23,437
Repayments of capital lease obligations	(86)	(94)
Payment of deferred financing costs	—	(1,333)
Proceeds from issuance of stock	—	2,521
Proceeds from stock option exercise	129	37
Net cash provided by (used in) financing activities	(3,707)	24,568

Net change in cash and cash equivalents	1,503	(2,131)
Cash and cash equivalents at beginning of period	3,427	5,558
Cash and cash equivalents at end of period	$4,930	$3,427

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$883	$454
Cash paid during the period for income taxes	$337	$124
Non-cash equity consideration for acquisition	$—	$2,500
Warrants issued in connection with subordinated debt	$—	$177
The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended September 30, 2017 and 2016
(Amounts in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total Shareholders' Equity
BALANCE, September 30, 2015	9,551	$10	$76,375	$(53,516)	$22,869
Directors stock grants	117	—	376	—	376
Expense related to employee stock	—	—	90	—	90
Issuance of stock for acquisition	670	1	2,499	—	2,500
Exercise of stock options	89	—	37	—	37
Exercise of stock warrants	11	—	—	—	—
Rights offering net of expense offsets	710	—	2,520	—	2,520
Net income	—	—	—	3,384	3,384
BALANCE, September 30, 2016	11,148	$11	$81,897	$(50,132)	$31,776
Directors stock grants	103	—	521		521
Expense related to employee stock	—	—	141		141
Exercise of stock options	516	1	128	—	129
Net Income	—	—	—	3,288	3,288
BALANCE, September 30, 2017	11,767	$12	$82,687	$(46,844)	$35,855
The accompanying notes are an integral part of these consolidated financial statements

DLH HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

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

Our largest customer continues to be the VA, which comprised approximately 62% and 72% of revenue for the twelve months ended September 30, 2017 and 2016, respectively. Additionally, HHS represents a major customer, comprising 34% and 13% of revenue for the twelve months ended September 30, 2017 and 2016, respectively. Substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of September 30, 2017 and 2016. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 4, Supporting Financial Information-Accounts Receivable.

As of September 30, 2017, awards from VA and HHS have anticipated periods of performance ranging from approximately one to up to three years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with VA or HHS.

3. New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance for revenue recognition. Subsequently, the FASB issued an amendment to defer for one year the effective date of the new guidance on revenue recognition, as well as issued additional clarifying amendments. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosure to help the users of the financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and is effective for annual periods (including interim periods therein) beginning after December 15, 2017. The guidance allows either a full retrospective or modified retrospective transition method. The Company is evaluating the effects of this guidance.

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

In February 2016, the FASB issued new accounting guidance related to leases. This update, effective for the Company beginning October 1, 2019, will replace existing guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As shown in Note 10, the Company currently has approximately $3.7 million of lease obligations that would be evaluated as the implementation of this guidance becomes effective.

In January 2017, the FASB issued new accounting guidance related to goodwill. This update provides simplified testing for goodwill impairment which allows a comparison of the fair value of the reporting unit to its carrying amount, removing the prior requirement of determining fair value of all individual assets and liabilities of the reporting unit. This update is effective for the Company as of its fiscal year beginning October 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company adopted this guidance for its annual goodwill impairment tests performed for the fiscal year ended September 30, 2017.
In July 2017, the FASB issued new accounting guidance related to certain equity-linked financial instruments with down round features, such as warrants. The guidance provides for a scope exception from derivative accounting if the instruments qualify for equity classification. Should the instruments qualify for equity classification, they would no longer be considered liabilities subject to fair value measurement at each reporting period. This update is effective for the Company as of its fiscal year beginning October 1, 2019, with early adoption permitted. The Company is evaluating this guidance.

4. Supporting Financial Information

Accounts receivable

		(in thousands)
		September 30,	September 30,
	Ref	2017	2016
Billed receivables		$11,862	$5,265
Unbilled receivables		49	1,372
Total accounts receivable		11,911	6,637
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$11,911	$6,637

Ref (a): Accounts receivable are non-interest bearing, unsecured and net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. Our allowance for doubtful accounts was zero at both September 30, 2017 and September 30, 2016. Our allowance for doubtful accounts is assessed based on Company policy of specific identification for aged items. The Company generally does not have delinquent receivables due to the nature of its business.

Other current assets

		(in thousands)
		September 30,	September 30,
	Ref	2017	2016
Prepaid insurance and benefits		$240	$168
Other receivables and prepaid expenses		358	374
Other current assets		$598	$542

Equipment and improvements, net

		(in thousands)
		September 30,	September 30,
	Ref	2017	2016
Furniture and equipment		$331	$638
Computer equipment		715	202
Computer software	(a)	1,108	309
Leasehold improvements		66	38
Total fixed assets		2,220	1,187
Less accumulated depreciation and amortization		(829)	(543)
Equipment and improvements, net	(b)	$1,391	$644

Ref (a): The Company is in the process of configuring a new Enterprise Resource Planning (ERP) system. Capitalized costs include $741 thousand of software licenses and implementation labor related to application development. Since the asset has not been placed in service, no depreciation related to the asset has been recognized. Prior to the asset being placed in service a useful life will be determined.

Ref (b): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred. Depreciation of equipment was $287 thousand and $188 thousand for the years ended September 30, 2017 and September 30, 2016 respectively.

Goodwill and Intangibles

			(in thousands)

	Ref	Goodwill	Customer Relationships	Non Compete	Trade Name	Total
Gross Balance as of September 30, 2016		$34,745	$7,247	$1,370	$—	43,362
Measurement period adjustment		(8,756)	9,379	(890)	517	250
Adjusted Gross Balance at September 30, 2017		$25,989	$16,626	$480	$517	43,612

			(in thousands)
	Ref.	Goodwill	Customer Relationships (a)	Non Compete Agreement (a)	Trade Name (a)	Total
Accumulated amortization at September 30, 2016		$—	$(993)	$(65)	$—	$(1,058)
Prior period amortization adjustment		—	300	45	(21)	324
Current period amortization		—	(1,662)	(48)	(52)	(1,762)
Total accumulated amortization		—	(2,355)	(68)	(73)	(2,496)
Net balance at September 30, 2017		$25,989	$14,271	$412	$444	$41,116

The financial statements at September 30, 2016 reflected a preliminary estimate of purchase accounting, its allocation to acquired intangibles and resulting amortization. As of December 31, 2016 the Company completed its valuation of the May 2016 transaction and finalized the adjustments to the estimated values recognized at September 30, 2016. Therefore the Company recognized a net increase to the fair value of intangibles in the amount of $9.0 million with a corresponding decrease to goodwill. Additionally, the change to the estimated amounts resulted in a decrease in amortization of $0.3 million in the current period.

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. Total amount of amortization expense for the year ended September 30, 2017 was $1.4 million.

Estimated amortization expense for future years:	(in thousands)
Year 1	$1,762
Year 2	1,762
Year 3	1,762
Year 4	1,762
Year 5	1,762
Thereafter	6,317
$15,127

Accounts payable, accrued expenses and other current liabilities

	(in thousands)
	September 30,	September 30,
	2017	2016
Accounts payable	$5,205	$4,324
Accrued benefits	1,831	1,197
Accrued bonus and incentive compensation	1,544	508
Accrued workers compensation insurance	1,598	981
Other accrued expenses	717	126
Accounts payable, accrued expenses, and other current liabilities	$10,895	$7,136

Debt obligations

		(in thousands)
		September 30,	September 30,
	Ref	2017	2016
Bank term loan	(a)	$19,688	$23,438
Less unamortized debt issuance costs		(961)	(1,222)
Net bank debt obligation		18,727	22,216
Less current portion of bank debt obligations		(3,601)	(3,560)
Long term portion of bank debt obligation		$15,126	$18,656

Ref (a): Maturity of the bank debt obligation as follows, in thousands:
Year 1	$3,750
Year 2	3,750
Year 3	3,750
Year 4	8,438
Total bank debt obligation	$19,688

Interest expense

		(in thousands)
		Twelve Months Ended
		September 30,
	Ref	2017	2016
Interest expense	(a)	$(883)	$(454)
Amortization of deferred financing costs as interest expense	(b)	(268)	(289)
Change in fair value of derivative financial instruments		(102)	(27)
Other income (expense), net		25	(53)
Interest expense, net		$(1,228)	$(823)

Ref (a): Interest expense on borrowing
Ref (b): Amortizations of expenses related to securing financing

5. Cash and Credit Facilities

A summary of our loan facilities and subordinated debt financing for the period ended September 30, 2017 is as follows:

	($ in Millions)
	As of September 30, 2017
Lender	Arrangement	Loan Balance	Interest	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$19.7	LIBOR* + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	05/01/18
* LIBOR rate as of September 30, 2017 was 1.24%

(a) Represents the principal amounts payable on our Term Loan with Fifth Third Bank. The $25.0 million term loan from Fifth Third Bank is secured by liens on substantially all of the assets of the Company. The principal of the Term Loan is payable in fifty-nine consecutive monthly installments of $312,500 with the remaining balance due on May 1, 2021.

The Term Loan agreement requires compliance with a number of financial covenants and contains restrictions on our ability to engage in certain transactions. Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain financial covenants including:

(i) a minimum fixed charge coverage ratio of at least 1.35 to 1.0 commencing with the quarter ending June 30, 2016, and for all subsequent periods, and

(ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 2.99 to 1.0 at closing and thereafter a ratio ranging from 3.25 to 1.0 for the period through September 30, 2017 to 2.5 to 1.0 for the period ending September 30, 2018 through maturity. Adjusted EBITDA ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, including acquisition expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses - equity grants.

In addition to monthly payments of the outstanding indebtedness, the loan agreement also requires prepayments of a percentage of excess cash flow, as defined in the loan agreement. Accordingly, a portion of our cash flow from operations will be dedicated to the repayment of our indebtedness. DLH is fully compliant with all covenants under the Loan Agreement with Fifth Third Bank.

(b) The secured revolving line of credit from Fifth Third Bank has a ceiling of up to $10.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company.

The Company's total remaining borrowing availability, based on eligible accounts receivables at September 30, 2017, was $9.9 million. This capacity was comprised of $0.6 million in a stand-by letter of credit and unused borrowing capacity of $9.3 million.

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

Revenue Recognition

DLH’s revenue is derived from professional and other specialized service offerings to US Government agencies through a variety of contracts, some of which are fixed-price in nature and/or sourced through Federal Supply Schedules administered by the General Services Administration (“GSA”) at fixed unit rates or hourly arrangements. Revenue on time and materials contracts is recognized based on hours performed times the applicable hourly rate, plus materials and other direct costs incurred on the contract. Revenue on fixed fee for service contracts is recognized over the period of performance of the contract. Revenue on cost reimbursable contracts is recognized equal to allowable costs incurred, plus a ratable portion of the applicable fee.

We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. Our company's current business base is 95% prime contracts and 5% subcontracts. DLH recognizes and records revenue on government contracts when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured.

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

Goodwill and other intangible assets

We have used the acquisition method of accounting for the May 2016 transaction, whereby the assets acquired and liabilities assumed are recognized based upon their estimated fair values at the acquisition date. The financial statements at September 30, 2016 reflected a preliminary estimate of purchase accounting, its allocation to acquired intangibles and resulting amortization. As of December 31, 2016 the Company completed its valuation and finalized the adjustments to the estimated values recognized at September 30, 2016. Therefore the Company recognized a net increase to the fair value of intangibles in the amount of $9.0 million with a corresponding decrease to goodwill. Additionally, the change to the estimated amounts resulted in a decrease in amortization of $0.3 million in the current period.

DLH continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

At September 30, 2017 we performed a goodwill impairment evaluation on the year-end carrying value of approximately million $26 million. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2017. For the twelve months ended September 30, 2017, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Long Lived Assets

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements.

Certain costs incurred in the implementation of our Enterprise Resource Planning (ERP) system, including implementation labor, are capitalized as computer software costs. Costs incurred outside of the implementation stage are expensed as incurred. No amortization expense is recorded until the software is placed in service, after which the costs will be amortized on a straight-line basis over the estimated useful life of the software.

Intangible assets are estimated at a fair value and amortized on a straight-line basis over their assessed useful lives. The assessed useful lives of the assets are 10 years.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either September 30, 2017 and 2016. We report interest and penalties as a component of income tax expense. In the fiscal quarters ended September 30, 2017 and 2016, we recognized no interest and no penalties related to income taxes.

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

7. Stock-based compensation and equity grants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of September 30, 2017, there were 0.5 million shares available for grant under the Company's 2016 Omnibus Equity Incentive Plan.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)
		Year Ended
	Ref	September 30,
		2017	2016
DLH employees		$166	$90
Non-employee directors	(a)	496	376
Total stock option expense		$662	$466

Ref (a): Equity grants, in accordance with DLH compensation policy for non-employee directors.

Unrecognized stock-based compensation expense

		(in thousands)
		Period Ended
		September 30,
	Ref	2017	2016
Unrecognized expense for DLH employees	(a)	$299	$18
Unrecognized expense for non-employee directors	(b)	—	24
Total unrecognized expense		$299	$42

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. This expense is expected to be recognized within the next 27 months.

Ref (b): Unrecognized stock expense related to prior years equity grants of restricted stock to non-employee directors, based on performance criteria, in accordance with DLH compensation policy for non-employee directors.

Stock option activity for the year ended September 30, 2017:

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding, September 30, 2015		2,324	$1.40	6.8	$3,649
Granted	(a)	25	$2.80
Canceled		(123)	$1.40
Options outstanding, September 30, 2016		2,226	$1.40	5.8	$7,581
Granted	(a)	400	$5.94
Exercised		(632)	$1.28
Options outstanding, September 30, 2017		1,994	$3.83	6.4	$8,489

Ref (a): Option grants to DLH employees in the fiscal year ended September 30, 2017 were valued using a binomial model, under the following criteria:

	September 30,
	2017	2016
Risk free interest rate	2.46%	1.01%
Contractual term	10 years	10 years
Dividend yield	—%	—%
Expected lives	10 years	10 years
Expected volatility	144%	106%
Fair value per option	$0.93 - $1.47	$2.55

Stock options shares outstanding, vested and unvested for the period ended:

		(in thousands)
		Number of Shares
		September 30,
	Ref	2017	2016
Vested and exercisable	(a)	1,327	1,909
Unvested	(b)	667	317
Options outstanding		1,994	2,226

Ref (a): Weighted average exercise price of vested and exercisable shares was $1.45 and $1.48 at September 30, 2017 and 2016, respectively. Aggregate intrinsic value was $6.8 million and $6.4 million at September 30, 2017 and 2016, respectively. Weighted average contractual term remaining was 5.0 years and 6.0 years at September 30, 2017 and 2016, respectively.

Ref (b): Certain awards vest upon satisfaction of certain performance criteria.

8. Fair Value of Financial Instruments

In partial consideration for the subordinated debt provided by Wynnefield Capital (referred to in Note 5), we issued warrants to purchase 53,619 shares of common stock. As of September 30, 2017, the warrants are outstanding and their fair value was determined to be $306 thousand. The fair value is estimated using the binomial pricing model. The fair value is subjective and is affected by the changes in inputs to the valuation model including the fair value per share of the underlying stock, the expected term of each warrant, volatility of the Company's stock, and risk free rate based on the U.S. Treasury yield curves.

Key assumptions used in the valuation of the warrants at issuance include the following:

Risk free interest rate	1.63%
Contractual term	5 years
Dividend yield	—%
Expected lives	5 years
Expected volatility	147%
Fair value per warrant	$5.71

The Company recorded a change on the revaluation of the warrant liability of $102 thousand for the year ended September 30, 2017. The change is recorded and classified in other income (expense) in the accompanying consolidated financial statement of operations.

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

Level 2 - Observable prices that are based on inputs not quoted on active markets, but corroborated by market data. Observable inputs are based on market data obtained from independent sources.

Level 3 - Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The Company has issued warrants to purchase stock as described above. The liability is classified as a Level 3 expense for all periods.

Change in Level 3 liabilities for the year ended September 30, 2017:

	Beginning Balance	Realized/Unrealized	Purchases and	Ending Balance	Change in Unrealized (gains) losses for liabilities held at
	October 1, 2016	(Gains) Losses	Settlements	September 30, 2017	September 30, 2017
Warrant issued to acquire common stock	$204	$102	$—	$306	$102

The Company has other financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at September 30, 2017 and September 30, 2016 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

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

		(in thousands)
		Year Ended
		September 30,
		2017	2016
Numerator:
Net income		$3,288	$3,384
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares		11,345	9,966
Effect of dilutive securities:
Stock options and restricted stock		1,007	1,254
Denominator for diluted net income per share - weighted-average outstanding shares		12,352	11,220

Net income per share-basic	(a)	$0.29	$0.34
Net income per share-diluted	(a)	$0.27	$0.30

Ref (a): For fiscal year ended September 30, 2016, we realized a $0.9 million tax benefit, net, related to the release of a portion of our valuation allowance to reflect the amount of our deferred tax asset that we expect to realize in future years. This resulted in an increase of net income per share basic and diluted of $0.09 and $0.08, respectively, for the prior year period.

10. Commitments and Contingencies

Contractual Obligations as of September 30, 2017:

			Payments Due By Period
Contractual obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt obligations		$19,688	$3,750	$7,500	$8,438	$—
Facility leases		$3,693	$929	$1,567	$652	$545
Equipment operating leases		77	38	39	—	—
Total Contractual Obligations		$23,458	$4,717	$9,106	$9,090	$545

Workers Compensation

We accrue workers compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development for the periods ended September 30, 2017 and September 30, 2016 was $1.6 million and $1.0 million, respectively.

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

11. Related Party Transactions

The Company has determined that for the period ended September 30, 2017 and through the filing date of this report, there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

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

DLH recorded a $0.9 million benefit for income tax, net, for fiscal year ended September 30, 2016. The benefit related principally to the release of our valuation allowance, to reflect the amount of our deferred tax asset that we expect to realize in future years. That release was based upon our estimate of future taxable earnings based on results generated. To project taxable income in the future periods, we first estimated revenue for the carryforward period based on the expected performance under current contracts, plus expected changes in the contract base. Using these estimates of revenue, we assumed a proportional level of book income as was generated from the revenues recorded in each fiscal year. We further assumed that tax goodwill amortization would continue through its 15 year life and that amortization of intangibles would continue through their respective lives.

Using the taxable income projections, we calculated the amount of net operating loss (NOL) utilization that would be achieved within each loss year’s carryforward period. Our estimate of future taxable income is revised at least annually or more frequently upon the occurrence of an event which warrants a new estimate.

At September 30, 2017 the Company had net operating losses of approximately $31.5 million and $1.8 million for U.S. and state tax return purposes, respectively. The NOLs begin to expire in 2021 and continue to expire through 2033.

An analysis of DLH's deferred tax asset and liability is as follows:

	Year Ended
	September 30,
(amounts in thousands)	2017	2016
Deferred income tax asset (liability):
Net operating loss carry forwards and tax credits	$10,786	$12,387
AMT credit carryforward	316	231
Stock based compensation	236	172
Fixed and intangible assets	(3,243)	(2,580)
Accrued expenses	1,303	918
Other items, net	241	287
Net deferred tax asset	$9,639	$11,415
The significant components of the expense (benefit) for income taxes from continuing operations are summarized as follows:

	Year Ended
	September 30,
(amounts in thousands)	2017	2016
Current expense (benefit)	$338	$170
Deferred expense (benefit)	1,776	(1,108)
Total expense (benefit)	2,114	(938)
The following table indicates the significant differences between the federal statutory rate and DLH's effective tax rate for continuing operations:

	Year Ended
	September 30,
(amounts in thousands)	2017	2016
Federal statutory rate	$1,837	$831
State taxes, net	260	71
Other permanent items	17	(86)
Change in valuation allowance	—	(1,754)
	$2,114	$(938)
We file income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. We are no longer subject to income tax examinations for years before 2014.

13. Quarterly Financial Data (Unaudited)
A summary of quarterly information is as follows (in thousands, except per share data)

	2017 Quarters
	First	Second	Third	Fourth
Revenue	$26,111	$29,905	$29,256	$30,390
Gross margin	5,811	6,401	6,385	7,253
Income from operations	889	1,839	1,753	2,149
Other income (expense), net	(364)	(255)	(269)	(340)
Income before income taxes	525	$1,584	1,484	1,809
Income tax expense(benefit)	201	$605	539	769
Net income	$324	$979	$945	$1,040
Earnings (loss) per share:
Basic	$0.03	$0.09	$0.08	$0.09
Diluted	$0.03	$0.08	$0.08	$0.08

	2016 Quarters
	First	Second	Third (1)	Fourth
Revenue	$16,559	$16,934	$24,989	$27,120
Gross margin	2,917	3,224	5,456	6,229
Income from operations	382	689	1,668	1,325
Other expense	(575)	(127)	(374)	(542)
Income (loss) before income taxes	(193)	562	1,294	783
Income tax expense(benefit) (2)	(77)	225	518	(1,604)
Net income (loss)	$(116)	$337	$776	$2,387
Earnings (loss) per share:
Basic	$(0.01)	$0.03	$0.08	$0.23
Diluted	$(0.01)	$0.03	$0.07	$0.20
_______________________________________________________________________________

(1) Reflects impact of acquisition completed May 2016.

(2) Refer to Note 12, Income Taxes, for detailed explanation of the income tax benefit recorded in fourth quarter 2016.

14. Employee Benefit Plans
As of September 30, 2017, DLH and its subsidiaries maintain the DLH 401(k) Plan (the "401(k) Plan") , a defined contribution and supplemental pension plan for the benefit of its eligible employees. DLH may provide a discretionary matching contribution of a participant's elective contributions under the 401 (k) Plan. DLH recorded related expense of $154.4 thousand in fiscal 2017 and $142.0 thousand in fiscal year 2016. A participant is always fully vested in his or her elective contributions and vests in Company matching contributions over a four year period.
15. Subsequent Events

On November 10, 2017, an aggregate of 93,125 shares of common stock of the Company were issued to the non-employee members of the Company's Board of Directors, in accordance with DLH's compensation policy for non-employee directors. The shares vested immediately, and stock expense of approximately $563 thousand was recognized accordingly. This transaction will be reflected in the Company's first quarter results for fiscal year 2018.

On November 29-December 1, 2017, the Company granted 217,500 incentive stock options to certain executive and non-executive employees, pursuant to the Company's 2016 Omnibus Equity Incentive Plan. The options will vest and become exercisable upon the satisfaction of certain conditions.

Subsequent to our fiscal year end, both branches of Congress passed major federal tax reform legislation.  While the exact terms of the legislation will not be finalized until the reconciliation process is completed, the resulting bill may have a material impact to our business.  The tax effects resulting from any changes in tax laws or tax rates are not permitted to be recognized until the period that includes the enactment date, which will occur when a bill is signed into law, and subjected to the full legislative process.  The Company is closely monitoring the proposed legislation and is prepared to quantify and recognize any potential impact in the period in which the legislation is enacted.

Management has evaluated subsequent events through the date that the Company's financial statements were issued. Based on this evaluation, the Company has determined that no further subsequent events have occurred which require disclosure through the date that these financial statements were issued.