Form 10-Q
period 2017-12-31
DLH Holdings Corp.
filed 2018-02-13
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to

Commission File No. 0-18492

DLH HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-1899798 (I.R.S. Employer Identification No.)
3565 Piedmont Road, NE, Building 3, Suite 700 Atlanta, Georgia (Address of principal executive offices)	30305 (Zip Code)
(770) 554-1647
(Registrant’s telephone number, including area code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,882,494 shares of Common Stock, par value $.001 per share, were outstanding as of January 31, 2018.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended December 31, 2017

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	(unaudited)
	Three Months Ended
	December 31,
	2017	2016
Revenue	$30,215	$26,111
Direct expenses	23,683	20,300
Gross margin	6,532	5,811
General and administrative expenses	4,880	4,721
Depreciation and amortization	506	201
Income from operations	1,146	889
Interest expense, net	278	364
Income before income taxes	868	525
Income tax expense, net	3,719	201
Net income (loss)	$(2,851)	$324

Net income (loss) per share - basic	(0.24)	$0.03
Net income (loss) per share-diluted	(0.24)	$0.03

Weighted average common shares outstanding
Basic	11,837	11,201
Diluted	11,837	12,690

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	December 31, 2017	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,243	$4,930
Accounts receivable	12,843	11,911
Other current assets	586	598
Total current assets	16,672	17,439
Equipment and improvements, net	1,701	1,391
Deferred taxes, net	6,100	9,639
Goodwill and other intangible assets, net	40,676	41,116
Other long-term assets	139	139
Total assets	$65,288	$69,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current	$6,529	$6,518
Derivative financial instruments, at fair value	—	306
Accrued payroll	3,592	3,723
Accounts payable, accrued expenses, and other current liabilities	9,536	10,895
Total current liabilities	19,657	21,442
Total long term liabilities	11,541	12,427
Total liabilities	31,198	33,869
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value; authorized 40,000 shares; issued and outstanding 11,882 at December 31, 2017 and 11,767 at September 30, 2017	12	12
Additional paid-in capital	83,644	82,687
Accumulated deficit	(49,566)	(46,844)
Total shareholders’ equity	34,090	35,855
Total liabilities and shareholders' equity	$65,288	$69,724

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Three Months Ended
	December 31,
	2017	2016
Operating activities
Net income (loss)	$(2,851)	$324
Adjustments to reconcile net income(loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	506	201
Amortization of debt financing costs as interest expense	65	60
Change in fair value of derivative financial instruments	—	79
Stock based compensation expense	757	485
Deferred taxes, net	3,539	—
Changes in operating assets and liabilities
Accounts receivable	(931)	(655)
Other current assets	11	(83)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(1,486)	(199)
Other long term assets/liabilities	(4)	85
Net cash (used in)provided by operating activities	(394)	297

Investing activities
Acquisition net of cash acquired	—	(250)
Purchase of equipment and improvements	(375)	(41)
Net cash used in investing activities	(375)	(291)

Financing activities
Repayments on senior debt	(937)	(938)
Repayments of capital lease obligations	(5)	(24)
Proceeds from issuance of stock upon exercise of options	24	—
Net cash used in financing activities	(918)	(962)

Net change in cash and cash equivalents	(1,687)	(956)
Cash and cash equivalents at beginning of period	4,930	3,427
Cash and cash equivalents at end of period	$3,243	$2,471

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$219	$225
Cash paid during the period for income taxes	$480	$300
Derivatives, financial instruments reclassified as equity (see Note 4)	$(306)	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. Amounts as of and for the periods ended December 31, 2017 and December 31, 2016 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission on December 9, 2017.

2. Restatement of Previously Issued Financial Statements

In preparation of the Company’s condensed financial statements as of and for the three months ended December 31, 2017, the Company concluded it should correct the amount previously recorded as Debt obligations - current. In January 2018, the Company made an additional debt repayment of $2.9 million, resulting from an excess cash flow provision in its credit facility. This payment was calculated based upon the year ended September 30, 2017 operating results. As such, the $2.9 million should have been reflected within the Debt obligations - current on the Company’s Balance Sheet at September 30, 2017. In addition, the Company has concluded that based on its working capital position at June 30, 2017, it was more likely than not that an excess cash flow payment would be generated as of September 30, 2017. The Company’s estimate of the additional debt payment resulting from the projected excess cash flow provision totaling $2.2 million should have been reflected within the Debt obligations - current on the Company’s Unaudited Balance Sheet at June 30, 2017.

Funding of the excess cash flow payment from cash on hand has no impact to the Company’s net debt position, as the use of cash has an offsetting reduction to debt. From a liquidity position, the Company continues to have sufficient access to cash to support the operations of the business, through access to its revolving credit facility. The Company does not expect to make further excess cash flow payments under the provisions of the credit facility. See Note 6 for further information.

The following table summarizes the effect of the restatement to the Company’s financial statements for (i) its audited balance sheet as of September 30, 2017, and (ii) its unaudited condensed interim balance sheet as of June 30, 2017. The reclassification of an additional debt repayment resulting from an excess cash flow provision of our credit facility did not affect any previously reported operating results, net income, earnings per share, cash flows, total assets, total liabilities or stockholders equity.

	In thousands
	As Previously Reported	Adjustments	As Restated
Balance sheet as of September 30, 2017 (audited)
Debt obligations - current	$3,601	$2,917	$6,518
Total current liabilities	$18,525	$2,917	$21,442
Total long term liabilities	$15,344	$(2,917)	$12,427
Total liabilities	$33,869	$—	$33,869

Balance sheet as of June 30, 2017 (unaudited)
Debt obligations - current	$3,590	$2,154	$5,744
Total current liabilities	$16,114	$2,154	$18,268
Total long term liabilities	$16,215	$(2,154)	$14,061
Total liabilities	$32,329	$—	$32,329

3. Business Overview

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

Our largest customer continues to be the VA, which comprised approximately 66% and 61% of revenue for the three months ended December 31, 2017 and 2016, respectively. Additionally, HHS represents a major customer, comprising 32% of revenue for the three months ended December 31, 2017 and 29% for the three months ended December 31, 2016. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of December 31, 2017 and September 30, 2017. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 5, Supporting Financial Information-Accounts Receivable.

As of December 31, 2017, awards from VA and HHS have anticipated periods of performance ranging from approximately one to up to two years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with VA or HHS.

4. New Accounting Pronouncements

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

In February 2016, the FASB issued new accounting guidance related to leases. This update, effective for the Company beginning October 1, 2019, will replace existing guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As shown in Note 11, the Company currently has approximately $3.5 million of lease obligations that would be evaluated as the implementation of this guidance becomes effective.

In July 2017, the FASB issued new accounting guidance related to certain equity-linked financial instruments with down round features, such as warrants. The guidance provides for a scope exception from derivative accounting if the instruments qualify for equity classification. Should the instruments qualify for equity classification, they would no longer be considered liabilities subject to fair value measurement at each reporting period. This update is effective for the Company as of its fiscal year beginning October 1, 2019, with early adoption permitted. The Company has elected to adopt the provisions of this ASU as of December 31, 2017.

ADOPTION OF NEW ACCOUNTING STANDARD

Effective December 31, 2017, the Company adopted the provisions of Accounting Standards Update ("ASU") 2017-11, "Earning Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815). The provisions of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The fair value of a financial instrument with a down round features is now permitted to be classified as a component of stockholder's equity, as opposed to a liability as it was previously required to be reported. In addition, the recorded fair value of the financial instruments is no longer required to be subsequently revalued. Should the down round feature of the financial instrument be triggered due to a change in the underlying strike price, the change in the fair value would be treated as a dividend and as a reduction of income available to common stockholders in accordance with the guidance of ASC-260.

Prior accounting treatment In connection with issuing subordinated debt to finance its May 2, 2016 acquisition, the Company issued warrants to purchase 53,619 shares of Common Stock. These warrants contain certain pricing previsions which apply if the Company sells or issues Common Stock or Common Stock equivalents at a price that is less than the exercise price of the warrants, over the life of the warrants, excluding certain exempt issuances. In addition, these warrants may only be exercised with cash. Accordingly, the Company recognized a liability for these warrants based on their fair value as of the date of grant. The initial warrant liability recognized on the related warrants totaled $177 thousand. At each subsequent quarter end, the Company then remeasured the fair value of the warrants, and recorded the change in the warrant liability as a component of net income. As of September 30, 2017, the warrant liability was valued at $306 thousand.

Current accounting treatment.. The Company chose a modified retrospective adoption, and therefore, is recognizing the cumulative effect of the change as an adjustment to retained earnings in the period of adoption. The warrant liability has been eliminated from the Company's balance sheet for the quarterly period as of December 31, 2017. The fair value of the warrant liability has been reduced by $306 thousand by reclassifying this liability to retained earnings and additional paid in capital by $129 thousand and $177 thousand, respectively.

5. Supporting Financial Information

Accounts receivable

		(in thousands)
		December 31,	September 30,
	Ref	2017	2017
Billed receivables		$12,843	$11,862
Unbilled receivables		—	49
Total accounts receivable		12,843	11,911
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$12,843	$11,911

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at fair value, which is net of an allowance for doubtful accounts. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at both December 31, 2017 and September 30, 2017.

Other current assets

		(in thousands)
		December 31,	September 30,
	Ref	2017	2017
Prepaid insurance and benefits		$381	$240
Other receivables and prepaid expenses		205	358
Other current assets		$586	$598

Equipment and improvements, net

		(in thousands)
		December 31,	September 30,
	Ref	2017	2017
Furniture and equipment		$331	$331
Computer equipment		753	715
Computer software	(a)	1,445	1,108
Leasehold improvements		66	66
Total fixed assets		2,595	2,220
Less accumulated depreciation and amortization		(894)	(829)
Equipment and improvements, net	(b)	$1,701	$1,391

Ref (a): The Company is in the process of configuring a new Enterprise Resource Planning system. Capitalized costs include $1.0 million and $0.7 million as of December 31, 2017 and September 30, 2017, respectively, of software licenses and implementation labor related to application development. Since the asset has not been placed in service, no depreciation related to the asset has been recognized. The asset was placed in service on January 1, 2018 with an estimated useful life of 5 years.

Ref (b): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred. Depreciation of equipment was $65 thousand and $85 thousand for the three months ended December 31, 2017 and 2016 respectively.

Goodwill and Intangibles

		(in thousands)
		as of December 31, 2017
	Ref	Goodwill	Customer Relationships (a)		Non Compete Agreement (a)	Trade Name (a)	Total
Gross Balance at December 31, 2017		$25,989	$16,626		$480	$517	$43,612
Accumulated amortization at September 30, 2017		$—	$(2,355)	—	$(68)	$(73)	$(2,496)
Current period amortization		—	(416)		(12)	(12)	(440)
Total accumulated amortization		—	(2,771)		(80)	(85)	(2,936)
Net balance at December 31, 2017		$25,989	$13,855		$400	$432	$40,676

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. Total amount of amortization expense for the period ended December 31, 2017 was $0.4 million.

Estimated amortization expense for future years:	(in thousands)
Year 1	$1,762
Year 2	1,762
Year 3	1,762
Year 4	1,762
Year 5	1,762
Thereafter	5,877
$14,687

Accounts payable, accrued expenses and other current liabilities

		(in thousands)
		December 31,	September 30,
	Ref	2017	2017
Accounts payable		$4,070	$5,205
Accrued benefits		2,283	1,831
Accrued bonus and incentive compensation		721	1,544
Accrued workers compensation insurance		2,062	1,598
Other accrued expenses		400	717
Accounts payable, accrued expenses, and other current liabilities		$9,536	$10,895

Debt obligations

		(in thousands)
		December 31,	September 30,
	Ref	2017	2017
Bank term loan	(a)	$18,750	$19,688
Less unamortized debt issuance costs		(889)	(961)
Net bank debt obligation		17,861	18,727
Less current portion of bank debt obligations		(6,529)	(6,518)
Long term portion of bank debt obligation		$11,332	$12,209

Ref (a): Maturity of the bank debt obligation as follows, in thousands:
Year 1	$6,667
Year 2	3,750
Year 3	3,750
Year 4	4,583
Total bank debt obligation	$18,750

Interest expense

		(in thousands)
		Three Months Ended
		December 31,
	Ref	2017	2016
Interest expense	(a)	$(219)	$(225)
Amortization of debt financing costs as interest expense	(b)	(65)	(60)
Change in fair value of derivative financial instruments		—	(79)
Other income (expense), net		6	—
Interest expense, net		$(278)	(364)

Ref (a): Interest expense on borrowing
Ref (b): Amortizations of expenses related to securing financing

6. Credit Facilities

A summary of our loan facilities and subordinated debt financing as of December 31, 2017 is as follows:

	($ in Millions)
	As of December 31, 2017
Lender	Arrangement	Loan Balance	Interest	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$18.8	LIBOR* + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	05/01/18
*LIBOR rate as of December 31, 2017 was 1.69%

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

Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including:

(i) a minimum fixed charge coverage ratio of at least 1.35 to 1.0 commencing with the quarter ending June 30, 2016, and for all subsequent periods, and

(ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 2.99 to 1.0 at closing and thereafter a ratio ranging from 3.0 to 1.0 for the period through December 31, 2017 to 2.5 to 1.0 for the period ending September 30, 2018 through maturity. Adjusted EBITDA ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, including acquisition expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses - equity grants.

In addition to monthly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for each year in which the Funded Indebtedness to Adjusted EBITDA ratio is greater than or equal to 2.50:1.0, or (b) 50% of the Excess Cash Flow for each fiscal year in which the funded indebtedness to Adjusted EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 2.0:1.0. DLH made an excess cash flow payment of $2.9 million on January 16, 2018 (see Note 14). DLH does not expect to make any future excess cash flow payments.

(b) The secured revolving line of credit from Fifth Third Bank has a ceiling of up to $10.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company.

The Company's total borrowing availability, based on eligible accounts receivables at December 31, 2017, was $10.0 million. This capacity was comprised of $0.6 million in a stand-by letter of credit and unused borrowing capacity of $9.4 million.

The revolving line of credit is subject to loan covenants as described above in the Term Loan, and DLH is fully compliant with those covenants.

7. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, valuation allowances established against accounts receivable and deferred tax assets, excess cash flow payments on our term debt, measurement of loss development on workers’ compensation claims, and fair value of derivatives. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill could have a material adverse effect on the Company’s financial position and results of operations. We account for the effect of a change in accounting estimate during the period in which the change occurs.

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

At September 30, 2017, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $26 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2017. For the three months ended December 31, 2017, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Long Lived Assets

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either December 31, 2017 or September 30, 2017. We report interest and penalties as a component of income tax expense. In the fiscal quarters ended December 31, 2017 and September 30, 2017, we recognized no interest and no penalties related to income taxes.

Stock-based Equity Compensation

The Company uses the fair value-based method for stock-based equity compensation. Options issued are designated as either an incentive stock or a non-statutory stock option. No option may be granted with a term of more than 10 years from the date of grant. Option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued common shares. All awards to employees and non-employees are recorded at fair value on the date of the grant and expensed over the period of vesting. The Company uses a Monte Carlo simulation option pricing model to estimate the fair value of each stock option at the date of grant. Any consideration paid by the option holders to purchase shares is credited to capital stock.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Deposits held with financial institutions may exceed the $250,000 limit.

Earnings (Loss) per Share

Basic earnings per share is calculated by dividing income(loss) available to common shareholders by the weighted average number of common stock outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method.

Reclassification

We present financial statements consistent with a consolidation model for all entities. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

8. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of December 31, 2017, there were 0.2 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)
		Three Months Ended
	Ref	December 31,
		2017	2016
DLH employees		$64	$6
Non-employee directors	(a)	693	479
Total stock option expense		$757	$485

Ref (a): Equity grants of restricted stock, in accordance with DLH compensation policy for non-employee directors.

Unrecognized stock-based compensation expense

		(in thousands)
		Three Months Ended
		December 31,
	Ref	2017	2016
Unrecognized expense for DLH employees	(a)	$1,076	$12
Unrecognized expense for non-employee directors	(b)	—	8
Total unrecognized expense		$1,076	$20

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. The remaining term for the weighted average expense of these shares will be 59 months.

Ref (b): Unrecognized stock expense related to prior year's equity grants of restricted stock to non-employee directors, based on performance criteria, in accordance with DLH compensation policy for non-employee directors.

Stock option activity for the three months ended December 31, 2017

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding September 30, 2017		1,994	$3.83	6.4	8,489
Granted		217
Exercised		(25)
Options outstanding, December 31, 2017		2,186	$4.37	6.9	$7,799

Indication of Value Summary

Utilizing a volatility range of 50% along with assumptions of a 10 year term and the aforementioned 10-day stock price threshold results in an indicated range of value of the Options as follows using the Monte Carlo Method.

						Volatility
						50%
			Vesting		Expected
	Strike	Stock	Threshold	Risk-Free	Term	Calculated
Grant Date	Price	Price	Price	Rate	(Years)	Fair Value
11/29/2017	$6.46	$6.46	$12.00	2.4%	10	$3.98
12/1/2017	$6.28	$6.28	$8.00	2.4%	10	$3.87
12/1/2017	$6.28	$6.28	$10.00	2.4%	10	$3.82

Notes:
Results based on 100,000 simulations

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		Number of Shares
		December 31,
	Ref	2017	2016
Vested and exercisable	(a)	$1,302	$1,959
Unvested		884	267
Options outstanding		$2,186	$2,226

Ref (a): Certain awards vest upon satisfaction of certain performance criteria.

9. Fair Value of Financial Instruments

The Company has financial instruments, including accounts receivable, accounts payable, loan payable, notes payable, and accrued expense. Due to the short term nature of these instruments, DLH estimates that the fair value of all financial instruments at December 31, 2017 and September 30, 2017 does not differ materially from the aggregate carrying values of these financial instruments recorded in the accompanying consolidated balance sheets.

10. Earnings (Loss) Per Share

Basic earnings per share is calculated by dividing income(loss) available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share is calculated by dividing income(loss) available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method.

	Three Months Ended
	December 31,	December 31,
	2017	2016
Numerator:
Net income (loss)	$(2,851)	$324
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	11,837	11,201
Effect of dilutive securities:
Stock options and restricted stock	—	1,489
Denominator for diluted net income per share - weighted-average outstanding shares	11,837	12,690

Net income (loss) per share - basic	$(0.24)	$0.03
Net income (loss) per share-diluted	$(0.24)	$0.03

11. Commitments and Contingencies

Contractual Obligations as of December 31, 2017

			Payments Due By Period
Contractual Obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations		$18,750	$6,667	$7,500	$4,583	—
Facility leases		3,450	911	1,423	656	460
Equipment operating leases		67	35	32	—	—
Total Obligations		$22,267	$7,613	$8,955	$5,239	$460

Worker's Compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of December 31, 2017 and September 30, 2017 was $2.06 million and $1.60 million, respectively.

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

12. Related Party Transactions.

The Company has determined that for the quarter ended December 31, 2017 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act significantly reduces U.S. federal tax rates, modifies rules regarding deductibility of executive compensation, limits deductions of interest expense, and revises rules regarding usability of net operating losses.
Net loss for the quarter ended December 31, 2017 includes an aggregate net discrete tax provision of $3.4 million as a result of the 2017 Tax Act, principally associated with revaluing the benefits of our net operating loss carryforwards from the previously recognized 34% federal rate to the 21% rate enacted.

14. Subsequent Events.

On January 16, 2018 the Company made an excess cash flow payment of $2.9 million as provided in its Loan Agreement. Management has evaluated subsequent events through the date that the Company's financial statements were issued. Based on this evaluation, the Company has determined that no other subsequent events have occurred which require disclosure through the date that these financial statements were issued.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2017. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are considered forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Actual results could differ materially from the results contemplated or implied by these forward-looking statements due to a number of factors.

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

Our business offerings are now focused on three primary sources of revenue within the Federal health services market space, as follows:

•	Department of Defense and veteran health solutions, comprising approximately 66% of our current business base;

•	Human services and solutions, approximately 32% of our current business base; and

•	Public health and life sciences, approximately 2% of our current business base.

Defense and veterans’ health solutions: DLH provides a wide range of healthcare services and delivery solutions to the Department of Veteran Affairs, US Army Medical Materiel Command and its subordinate US Army Medical Research Acquisition Activity, Navy Bureau of Medicine and Surgery, Defense Health Agency and Army Medical Command. We believe that our DLH-developed tools and processes, including SPOT-m TM and e-PRAT TM , along with our cloud-based case management system have been major contributors in differentiating the company within this Federal market.

Our services include advancing the technology readiness level of new development items, which is a critical priority of our federal agency customers. Our project managers and biomedical engineers perform state-of-the-art research and development, testing and evaluation, and development of new medical systems and devices intended to enhance the medical readiness of troops in combat theaters across the globe. Our medical logistics support assists the uniformed services plan for fielding these new systems and devices. Further, we deliver clinical drug and alcohol counseling services to Navy installations worldwide as part of the clinical preceptorship program, thereby improving sailor health and readiness. DLH provides a range of case management, physical and behavioral health examinations and associated medical administration services to enhance the assessment and transition process for military personnel readiness commands and individual service members. DLH is also engaged in efforts to alleviate homelessness among Veterans. We provide a range of professional case management services to support Veterans' transition back into the community. These services include mental health evaluations, behavioral readiness, skills assessment, career counseling, and job preparation services.

DLH works to ensure that veterans receive their out-patient prescriptions on time, each day, through the VA CMOP pharmacy program which has been recognized for service excellence, citing the JD Powers evaluation of mail order pharmacy for each of the past eight years. We believe that our operational efficiency and expertise is well-aligned with the VA strategic goals to manage and improve operations and to deliver seamless and integrated support. Our unique capabilities and solutions help the VA optimize efficiency and help ensure program accountability as well as better service.

Human services and solutions: DLH provides a wide range of human services and solutions to the Department of Health and Human Services' Office of Head Start and the Department of Homeland Security. DLH provides a systems-based approach toward assuring that underserved children and youth throughout the country are getting proper educational and environmental support, including health, nutritional, parental, and behavioral services. Performance verification of grantees delivering such services nationwide is conducted using an evolving system of monitoring, evaluation, tracking and reporting tools against selected key performance indicators relative to school readiness. Large scale federally-funded, regionally managed, and locally delivered services demand innovative monitoring and protocol systems integration to ensure productive and cost-effective results. DLH provides the enterprise-level IT system architecture design, migration plan, and ongoing maintenance (including call center) to manage the implementation using experienced subject matter experts and project management resources.

Public health and life sciences: DLH provides a wide range of services to Department of Health and Human Services' Center for Disease Control and Prevention, the Department of the Interior, and the Department of Agriculture. DLH services include advancing disease prevention methods and health promotion to underserved at-risk communities through development of strategic communication campaigns, research on emerging trends, health informatics analyses, and application of best practices including mobile, social, and interactive media. The company leverages evidence-based methods and web technology to drive health equity to our most vulnerable populations through public engagement. For at-risk wildlife, DLH conducts biological research and surveys covering waterways in key parts of the country to protect and conserve aquatic populations as well as manage wetlands and habitats through environmental assessments. Projects often involve highly specialized expertise and research methodologies. This work is often very seasonal with regard to resources and funding.

Forward Looking Business Trends:

DLH's mission is to expand our position as a trusted provider of technology-enabled healthcare and public health services, medical logistics, and readiness enhancement services to active duty personnel, veterans, and civilian populations and communities. Our primary focus within the defense agency markets include military service members and veterans' requirements for telehealth services, behavioral healthcare, medication therapy management, health IT commodities, process management, clinical systems support, and healthcare delivery. Our primary focus within the civilian agency markets include healthcare and social programs delivery and readiness. These include compliance monitoring on large scale programs, technology-enabled program management, consulting, and digital communications solutions ensuring that education, health, and social standards are being achieved within underserved and at risk populations. We believe these business development priorities will position DLH to expand within top national priority programs and funded areas.

Federal budget outlook for 2018:

The President of the United States’ broad agenda calls for increased military and, in certain cases, domestic spending, with reduced spending on foreign programs. Most relevant to DLH’s targeted markets, the President advocates the lifting of sequestration caps in the defense sector; increasing infrastructure spending in the United States; and tightening controls on immigration.

A final FY2018 budget was not passed into law prior to October 1, 2017. Consequently, a continuing resolution was passed into law on September 8, 2017 and, following a brief government shutdown in January 2018, was subsequently extended through February 8, 2018. On February 9, 2018, Congress passed, and the President signed, the Bipartisan Budget Act of 2018, which provides for a further short-term continuing resolution through March 23, 2018, along with an increase in federal spending for both defense and nondefense programs by approximately $300 billion over the next two years. The Bipartisan Budget Act of 2018 also extends the debt ceiling for one year. Spending priorities under the new budget act, in addition to defense spending, including additional funds for a number of federal health programs including allocations to address the opioid crisis, extending the Children’s Health Insurance Program and investments in community health centers.

While Congress will still need to enact a more comprehensive budget bill to fund the federal government through the end of the 2018 fiscal year, the Bipartisan Budget Act provides a measure of stability and a significant increase in federal funding for non-defense programs. While further delays in addressing funding may result in another government shutdown or otherwise impede the timing of awards for new business, the Company continues to believe that its key programs benefit from bipartisan support and that federal budgetary uncertainty will not have a material impact on our current business base for fiscal year 2018.

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

Industry consolidation among federal government contractors:

There has been active consolidation and a strong increase in M&A activity among federal government contractors over the past few years that we expect to continue into fiscal year 2018 and beyond, fueled by public companies leveraging strong balance sheets. Companies often look to acquisitions that augment core capabilities, contracts, customers, market differentiators, stability, cost synergies, and higher margin and revenue streams. We plan continued focus on our core capabilities, as we look at potential future strategic acquisitions to supplement our organic growth and enhance shareholder value.

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

Restatement

In this Form 10-Q, we are restating (i) our audited consolidated balance sheet as of September 30, 2017, and (ii) our unaudited condensed consolidated balance sheet as of June 30, 2017. The reclassification of an additional debt repayment resulting from a excess cash flow provision of our credit facility did not affect any previously reported operating results, net income, earnings per share, cash flows, total assets, total liabilities or stockholders' equity.

The restatement results from a correction of the amount recorded as Debt obligations - current. In January 2018, the Company made an additional debt repayment of $2.9 million, resulting from an excess cash flow provision in its credit facility. This payment was calculated based upon the year ended September 30, 2017 operating results. As such, the $2.9 million should have been reflected within the Debt obligations - current on the Company’s Balance Sheet at September 30, 2017. In addition, the Company has concluded that based on its working capital position at June 30, 2017, it was more likely than not that an excess cash flow payment would be generated as of September 30, 2017. The Company’s estimate of the additional debt payment resulting from the projected excess cash flow provision totaling $2.2 million should have been reflected within the Debt obligations - current on the Company’s Unaudited Balance Sheet at June 30, 2017.

Funding of the excess cash flow payment from cash on hand has no impact to the Company’s net debt position, as the use of cash has an offsetting reduction to debt. From a liquidity position, the Company continues to have sufficient access to cash to support the operations of the business, through access to its revolving credit facility. The Company does not expect to make further excess cash flow payments under the provisions of the credit facility.

We have not amended our previously filed Annual Report on Form 10-K or Quarterly Report on Form 10-Q for (i) our audited consolidated balance sheet as of September 30, 2017, and (ii) our unaudited condensed consolidated balance sheet as of June 30, 2017 affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods and which has been corrected by the foregoing information in this Quarterly Report on Form 10-Q is superseded by the financial information in this Quarterly Report on Form 10-Q, as described above and in Note 2 to the consolidated financial statements filed herewith.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Results of Operations for the three months ended December 31, 2017 and 2016

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	December 31,
	2017	2016	Change
Revenue	$30,215	$26,111	$4,104
Direct expenses	23,683	20,300	3,383
Gross margin	6,532	5,811	721
General and administrative expenses	4,880	4,721	159
Depreciation and amortization	506	201	305
Income from operations	1,146	889	257
Interest expense, net	278	364	86
Income before income taxes	868	525	343
Income tax expense, net	3,719	201	3,518
Net income (loss)	$(2,851)	$324	(3,175)
Net income (loss) per share - basic	$(0.24)	$0.03	$(0.27)
Net income (loss) per share-diluted	$(0.24)	$0.03	$(0.27)

Revenue

Revenue for the three months ended December 31, 2017 was $30.2 million, an increase of $4.1 million or 15.7% over prior year period. The increase in revenue is due primarily to expansion of workload volumes on existing contracts.

Direct Expenses

Direct expenses generally comprise of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the three months ended December 31, 2017 were $23.7 million, an increase of $3.4 million, or 16.7% over prior year due principally to increased professional service costs attributed to increased revenue. As a percentage of revenue, direct expenses were 78.4%, compared with 77.7% the prior year period.

Gross Margin

Gross margin for the three months ended December 31, 2017 was approximately $6.5 million, an increase of $0.7 million, or 12.4%, over prior year period. As a percentage of revenue, our gross margin rate of 21.6% was 70 basis points lower than the prior year period, though within the expected 20-22% range for gross margins, based upon the current business.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the three months ended December 31, 2017 were approximately $4.9 million, an increase of $0.2 million or 3.4% over the prior year period. As a percent of revenue, G&A expenses were 16.2%, an improvement of approximately 190 basis points over the prior year period, as the Company achieves additional scale on integration of its corporate functions.

Depreciation and Amortization

This category comprises depreciation on fixed assets and the amortization of definite-lived intangible assets. As a professional services organization, DLH does not require significant expenditures on capital equipment and other fixed assets. For the three months ended December 31, 2017 and December 31, 2016, depreciation and amortization were approximately $0.5 million and $0.2 million, respectively. The December 31, 2016 value is net of an adjustment of depreciation expense associated with the May, 2016 acquisition.

Income from Operations

Income from operations for the three months ended December 31, 2017 was approximately $1.1 million, an increase of approximately $0.3 million over the prior year period.

Interest Expense, net

Interest expense, net, includes interest expense on the Company’s term loan and amortization of deferred financing costs on debt obligations, for the three months ended December 31, 2017, interest expense, net, was approximately $0.3 million, a decrease of approximately $0.1 million over the prior year period.

Income before Income Taxes

For the three months ended December 31, 2017, income before taxes was approximately $0.9 million, an increase of approximately $0.3 million over the prior year period, due principally to increased gross margin derived from higher revenue.

Income Tax Expense

For the three months ended December 31, 2017, DLH recorded a $3.7 million provision for tax expense, including $3.4 million related to the write-down of deferred tax assets resulting from the 2017 Tax Act enacted in December 2017.

Net Income (Loss)

Net income (loss) for the three months ended December 31, 2017 was approximately $(2.9) million, or $(0.24) per basic and diluted share, a decrease of approximately $3.2 million primarily due to the write down of deferred tax assets described above which offset the increase in revenues and related gross margins. On a Non-GAAP basis net income excluding the write down of deferred tax assets would have been $0.5 million or $0.04 per diluted share, compared to $0.3 million or $0.03 per diluted share in the prior year period.

Non-GAAP Financial Measures

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) for the three months ended December 31, 2017 was approximately $1.7 million, an increase of approximately $0.6 million, or 51.6% over the prior three months ended. The increase is attributable principally to increased gross margin from higher revenue.

The Company uses Earnings Before Interest Tax Depreciation and Amortization ("EBITDA") as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii)depreciation and amortization.

Beginning with the first quarter of fiscal year 2018, we have commenced reporting EBITDA rather than adjusted EBITDA, as a key non-GAAP financial measure of our business. We believe that due to the growth and maturation of our business, this change will improve the transparency of our business performance and increase the comparability of our results with peers. Non-GAAP measures for prior periods have been recast to conform to this change in our reporting. It is important to note that our GAAP results and presentation of GAAP metrics do not change and this change has no effect on our business, nor how we manage our business.

In addition, for the quarter ended December 31, 2017, we are also reporting for the first time our net income excluding the impact of the Tax Cut and Jobs Act of 2017 on the valuation of our deferred tax assets. On December 22, 2017, the Tax Cut and Jobs Act was enacted, which, among other things, reduced corporate tax rates and revised rules regarding the usability of net operating losses. These changes have resulted in a tax provision of $3.4 million associated with revaluing the benefit of our net operating losses. We are reporting this non-GAAP metric beginning with this quarter since applicable guidance requires that the Company's deferred tax assets must be revalued immediately.

These non-GAAP measures of our performance are used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company's Board utilize these non-GAAP measures to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections and measure managements performance. DLH believes that these non-GAAP measures are useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance. By providing this non-GAAP measure as a supplement to GAAP information, DLH believes this enhances investors understanding of its business and results of operations.

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended
	December 31,
	2017	2016	Change
Net income (loss)	$(2,851)	$324	$(3,175)
(i) Interest expense	278	364	(86)
(ii) Provision for taxes	3,719	201	3,518
(iii) Depreciation, amortization, and loss on fixed assets	506	201	305
EBITDA	$1,652	$1,090	$562

Reconciliation of GAAP net income to net income excluding the effect of write-down, a non-GAAP measure:

	Three Months Ended
	December 31,
	2017	2016	Change
Net income (loss)	$(2,851)	$324	$(3,175)
Write-down of deferred tax assets	3,365		3,365
Net income, excluding effect of write-down of deferred tax assets	$514	$324	$190

Net income (loss) per fully-diluted share	$(0.24)	0.03	$(0.27)
Write-down of deferred tax assets	0.28		0.28
Net income (loss) per fully-diluted share, excluding effect of write-down of deferred tax assets	$0.04	$0.03	$0.01

Sources of cash and cash equivalents

As of December 31, 2017, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its secured revolving line of credit facility with Fifth Third Bank. This credit facility provides us with access of up to $10.0 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations.

Management's assessment of cash and cash equivalents at December 31, 2017

Management believes that: (a) cash and cash equivalents of approximately $3.2 million as of December 31, 2017; (b) the amount available under its line of credit that was in effect at December 31, 2017 (which is limited to the amount of eligible assets); and (c) planned operating cash flow should be sufficient to support the Company's operations for twelve months from issuance of these financial statements.

Loan Facility

A summary of our loan facilities and subordinated debt financing for the period ended December 31, 2017 is as follows:

	($ in Millions)

Lender	Arrangement	Loan Balance	Interest*	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$18.8	LIBOR + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR + 3.0%	05/01/18

*Interest rate as of December 31, 2017 was 1.69%.

(a) a secured term loan with an original aggregate principal amount of $25.0 million (the “Term Loan”).

(b) a secured revolving credit facility in an aggregate principal amount of up to $10.0 million (the “Revolving Credit Facility”) and

The Term Loan matures on May 1, 2021 and the Revolving Credit Facility matures on May 1, 2018.

The Term Loan and Revolving Credit Facility bear interest at the rate of LIBOR plus a margin of 3.0% and the loans are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 6 of the consolidated financial statements.

Contractual Obligations as of December 31, 2017

			Payments Due by Period
Contractual obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations		$18,750	$6,667	$7,500	$4,583	—
Facility Leases		3,450	911	1,423	656	460
Equipment operating leases		67	35	32	—	—
Total Obligations		$22,267	$7,613	$8,955	$5,239	$460

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements subsequent to, or upon the filing of our consolidated financial statements in our Annual Report as defined under SEC rules.

Effects of Inflation

Inflation and changing prices have not had a material effect on DLH’s net revenues and results of operations, as DLH expects to be able to modify its prices and cost structure to respond to inflation and changing prices.

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 7 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2017, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 25 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies, or the estimates associated with those policies in the three months ended December 31, 2017, with the exception of the change in deferred tax assets based upon the change in projected enacted tax rates disclosed in Note 13, Income Taxes.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 4 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs, for which funds were deposited into trust for possible future payments of claims. DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material given that the amount of our debt is subject to LIBOR plus 3.0% applied by the Lender. As of December 31, 2017 the Lender's interest rate was 4.69%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during our fiscal quarter ended
December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2017 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program during first quarter ended December 31, 2017:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 2017	—	$—	—	$77
November 2017	—	—	—	77
December 2017	—	—	—	77
First Quarter Total	—	$—	—	$77

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

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: February 13, 2018