Form 10-Q
period 2018-03-31
DLH Holdings Corp.
filed 2018-05-15
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,899,494 shares of Common Stock, par value $.001 per share, were outstanding as of April 30, 2018.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended March 31, 2018

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue	$34,401	$29,905	$64,616	$56,016
Direct expenses	26,953	23,504	50,636	43,804
Gross margin	7,448	6,401	13,980	12,212
General and administrative expenses	4,684	4,008	9,564	8,729
Depreciation and amortization	560	554	1,066	755
Income from operations	2,204	1,839	3,350	2,728
Interest expense, net	261	255	539	619
Income before income taxes	1,943	1,584	2,811	2,109
Income tax expense, net	627	605	4,346	806
Net income (loss)	$1,316	$979	$(1,535)	$1,303

Net income (loss) per share - basic	$0.11	$0.09	$(0.13)	$0.12
Net income (loss) per share-diluted	$0.10	$0.08	$(0.13)	$0.10

Weighted average common shares outstanding
Basic	11,889	11,249	11,863	11,225
Diluted	12,886	12,745	11,863	12,713

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	March 31, 2018	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,586	$4,930
Accounts receivable	12,338	11,911
Other current assets	945	598
Total current assets	16,869	17,439
Equipment and improvements, net	1,795	1,391
Deferred taxes, net	5,473	9,639
Goodwill, net	25,989	25,989
Intangible assets, net	14,246	15,127
Other long-term assets	89	139
Total assets	$64,461	$69,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current	$3,622	$6,518
Derivative financial instruments, at fair value	—	306
Accrued payroll	4,645	3,723
Accounts payable, accrued expenses, and other current liabilities	9,936	10,895
Total current liabilities	18,203	21,442
Total long term liabilities	10,658	12,427
Total liabilities	28,861	33,869
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value; authorized 40,000 shares; issued and outstanding 11,899 at March 31, 2018 and 11,767 at September 30, 2017	12	12
Additional paid-in capital	83,838	82,687
Accumulated deficit	(48,250)	(46,844)
Total shareholders’ equity	35,600	35,855
Total liabilities and shareholders' equity	$64,461	$69,724

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Six Months Ended
	March 31,
	2018	2017
Operating activities
Net income (loss)	$(1,535)	$1,303
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,066	755
Amortization of debt financing costs as interest expense	132	127
Change in fair value of derivative financial instruments	—	52
Stock based compensation expense	928	549
Deferred taxes, net	4,166	642
Changes in operating assets and liabilities
Accounts receivable	(427)	(2,234)
Other current assets	(347)	(215)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	(31)	1,386
Other long term assets/liabilities	44	124
Net cash provided by operating activities	3,996	2,489

Investing activities
Acquisition, net of cash acquired	—	(250)
Purchase of equipment and improvements	(588)	(674)
Net cash used in investing activities	(588)	(924)

Financing activities
Repayments on senior debt	(4,793)	(1,875)
Repayments of capital lease obligations	(5)	(40)
Proceeds from issuance of stock upon exercise of options	46	14
Net cash used in financing activities	(4,752)	(1,901)

Net change in cash and cash equivalents	(1,344)	(336)
Cash and cash equivalents at beginning of period	4,930	3,427
Cash and cash equivalents at end of period	$3,586	$3,091

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$427	$434
Cash paid during the period for income taxes	$578	$300
Derivative warrant liability reclassified as equity	$(306)	$—
Noncash issuance of stock upon exercise of options	$25	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. Amounts as of and for the periods ended March 31, 2018 and March 31, 2017 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual report on Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission on December 9, 2017, as well as interim quarterly filing thereafter.

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

Our largest customer continues to be the VA, which comprised approximately 63% and 58% of revenue for the six months ended March 31, 2018 and 2017, respectively. Additionally, HHS, which comprised approximately 33% and 30% of revenue for the six months ended March 31, 2018 and 2017, respectively, represents a major customer. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of March 31, 2018 and September 30, 2017. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 4, Supporting Financial Information-Accounts Receivable.

As of March 31, 2018, awards from VA and HHS have anticipated periods of performance ranging from approximately six months to up to two years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the contract term. The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with VA or HHS.

3. New Accounting Pronouncements

Beginning in May 2014, the Financial Accounting Standards Board ("FASB") issued guidance for revenue recognition. Subsequently, the FASB issued an amendment to defer for one year the effective date of the new guidance on revenue recognition, as well as issued additional clarifying amendments. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosure to help the users of the financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and is effective for annual periods (including interim periods therein) beginning after December 15, 2017. The guidance allows either a full retrospective or modified retrospective transition method. The Company is evaluating the effects of this guidance. The Company will adopt the new guidance beginning October 1, 2018.

In February 2016, the FASB issued new accounting guidance related to leases. This update, effective for the Company beginning October 1, 2019, will replace existing guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. When implemented, lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As shown in Note 9, the Company currently has approximately $3.3 million of lease obligations as of March 31, 2018 that would be evaluated as the implementation of this guidance becomes effective.

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

4. Supporting Financial Information

Accounts receivable

		(in thousands)
		March 31,	September 30,
	Ref	2018	2017
Billed receivables		$11,989	$11,862
Unbilled receivables		349	49
Total accounts receivable		12,338	11,911
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$12,338	$11,911

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at both March 31, 2018 and September 30, 2017.

Other current assets

		(in thousands)
		March 31,	September 30,
	Ref	2018	2017
Prepaid insurance and benefits		$605	$240
Other receivables and prepaid expenses		340	358
Other current assets		$945	$598

Equipment and improvements, net

		(in thousands)
		March 31,	September 30,
	Ref	2018	2017
Furniture and equipment		$326	$331
Computer equipment		810	715
Computer software	(a)	1,607	1,108
Leasehold improvements		66	66
Total fixed assets		2,809	2,220
Less accumulated depreciation and amortization		(1,014)	(829)
Equipment and improvements, net	(b)	$1,795	$1,391

Ref (a): The Company implemented a new Enterprise Resource Planning system on January 1, 2018. Capitalized costs include $1.2 million and $0.7 million as of March 31, 2018 and September 30, 2017, respectively, of software licenses and implementation labor related to application development. The asset was placed in service effective as of January 1, 2018 with an estimated useful life of 5 years.

Ref (b): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred. Depreciation of equipment was $119 thousand and $85 thousand for the three months ended March 31, 2018 and 2017 respectively and $185 thousand and $170 thousand for the six months ended March 31, 2018 and 2017 respectively.

Goodwill and Intangibles

		(in thousands)
		as of March 31, 2018
	Ref	Goodwill	Customer Relationships (a)	Non Compete Agreement (a)	Trade Name (a)	Total
Gross Balance at September 30, 2017		$25,989	$16,626	$480	$517	$43,612
Accumulated amortization at September 30, 2017		—	(2,355)	(68)	(73)	(2,496)
Current period amortization		—	(831)	(24)	(26)	(881)
Total accumulated amortization		—	(3,186)	(92)	(99)	(3,377)
Net balance at March 31, 2018		$25,989	$13,440	$388	$418	$40,235

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. Total amount of amortization expense was $0.4 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

Estimated amortization expense for future years:	(in thousands)
Year 1	$1,762
Year 2	1,762
Year 3	1,762
Year 4	1,762
Year 5	1,762
Thereafter	5,436
$14,246

Accounts payable, accrued expenses and other current liabilities

		(in thousands)
		March 31,	September 30,
	Ref	2018	2017
Accounts payable		$4,914	$5,205
Accrued benefits		1,857	1,831
Accrued bonus and incentive compensation		1,029	1,544
Accrued workers compensation insurance		1,626	1,598
Other accrued expenses		510	717
Accounts payable, accrued expenses, and other current liabilities		$9,936	$10,895

Debt obligations

		(in thousands)
		March 31,	September 30,
	Ref	2018	2017
Bank term loan	(a)	$14,896	$19,688
Less unamortized debt issuance costs		(823)	(961)
Net bank debt obligation		14,073	18,727
Less current portion of bank debt obligations		(3,622)	(6,518)
Long term portion of bank debt obligation		$10,451	$12,209

Ref (a): Maturity of the bank debt obligation as follows, in thousands:
Year 1	$3,750
Year 2	3,750
Year 3	3,750
Year 4	3,646
Total bank debt obligation	$14,896

Interest expense

		(in thousands)		(in thousands)
		Three Months Ended		Six Months Ended
		March 31,		March 31,
	Ref	2018	2017	2018	2017
Interest expense	(a)	$(208)	$(215)	$(427)	$(440)
Amortization of debt financing costs as interest expense	(b)	(67)	(67)	(132)	(127)
Change in fair value of derivative financial instruments		—	27	—	(52)
Other income (expense), net		14		20	—
Interest expense, net		$(261)	(255)	$(539)	$(619)

Ref (a): Interest expense on borrowing
Ref (b): Amortizations of expenses related to securing financing

5. Credit Facilities

A summary of our loan facilities and subordinated debt financing as of March 31, 2018 is as follows:

	($ in Millions)
	As of March 31, 2018
Lender	Arrangement	Loan Balance	Interest	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$14.9	LIBOR* + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	05/01/18**
*LIBOR rate as of March 31, 2018 was 1.66%
**Extension of credit line obtained May 10, 2018 (see note 12)
(a) Represents the principal amounts payable on our Term Loan with Fifth Third Bank. The $25.0 million term loan from Fifth Third Bank was funded at closing and is secured by liens on substantially all of the assets of the Company. The principal of the Term Loan is payable in fifty-nine consecutive monthly installments of $312,500 with the remaining balance due on May 1, 2021.

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

Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including:

(i) a minimum fixed charge coverage ratio of at least 1.35 to 1.0 commencing with the quarter ending June 30, 2016, and for all subsequent periods, and

(ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 2.99 to 1.0 at closing and thereafter a ratio ranging from 3.0 to 1.0 for the period through March 31, 2018 to 2.5 to 1.0 for the period ending September 30, 2018 through maturity. Adjusted EBITDA ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, including acquisition expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses - equity grants.

In addition to monthly payments of the outstanding indebtedness, the loan agreement also requires annual payments of a percentage of excess cash flow, as defined in the loan agreement. The loan agreement states that an excess cash flow recapture payment must be made equal to (a) 75% of the excess cash flow for each year in which the Funded Indebtedness to Adjusted EBITDA ratio is greater than or equal to 2.50:1.0, or (b) 50% of the Excess Cash Flow for each fiscal year in which the funded indebtedness to Adjusted EBITDA Ratio is less than 2.50:1.0 but greater than or equal to 2.0:1.0. DLH made an excess cash flow payment of $2.9 million on January 16, 2018. DLH does not expect to make any future excess cash flow payments.

(b) The secured revolving line of credit from Fifth Third Bank has a ceiling of up to $10.0 million. Borrowing on the line of credit is secured by liens on substantially all of the assets of the Company.

The Company's total borrowing availability, based on eligible accounts receivables at March 31, 2018, was $10.0 million. This capacity was comprised of $0.6 million in a stand-by letter of credit and unused borrowing capacity of $9.4 million.

The revolving line of credit is subject to loan covenants as described above in the Term Loan, and DLH is fully compliant with those covenants.

6. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include valuation of goodwill and intangible assets, valuation allowances established against accounts receivable and deferred tax assets, excess cash flow payments on our term debt, and measurement of loss development on workers’ compensation claims. We evaluate these estimates and judgments on an ongoing basis and base our estimates on historical experience, current and expected future outcomes, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. We revise material accounting estimates if changes occur, such as more experience is acquired, additional information is obtained, or there is new information on which an estimate was or can be based. Actual results could differ from those estimates. In particular, a material reduction in the fair value of goodwill could have a material adverse effect on the Company’s financial position and results of operations. We account for the effect of a change in accounting estimate during the period in which the change occurs.

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

We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. The Company's current business base is 95% prime contracts and 5% subcontracts. DLH recognizes and records revenue on government contracts when: (a) persuasive evidence of an arrangement exists; (b) the services have been delivered to the customer; (c) the sales price is fixed or determinable and free of contingencies or significant uncertainties; and (d) collectibility is reasonably assured.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, unbilled receivables, accrued expenses, accrued earn outs payable, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair values of the Company's debt instruments approximate fair value because the underlying interest rates approximate market rates that the Company could obtain for similar instruments at the balance sheet dates.

Goodwill and other intangible assets

DLH continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

At September 30, 2017, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $26 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2017. For the six months ended March 31, 2018, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Long Lived Assets

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either March 31, 2018 or September 30, 2017. We report interest and penalties as a component of income tax expense. In the three and six months ended March 31, 2018 and March 31, 2017, we recognized no interest and no penalties related to income taxes.

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

Earnings (Loss) per Share

Basic earnings per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common stock outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities. Diluted earnings per share is calculated using the treasury stock method.

7. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of March 31, 2018, there were 1.7 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)		(in thousands)
		Three Months Ended		Six Months Ended
	Ref	March 31,		March 31,
		2018	2017	2018	2017
DLH employees		$67	$56	$131	$63
Non-employee directors	(a)	104	8	797	486
Total stock option expense		$171	$64	$928	$549

Ref (a): Equity grants of restricted stock, in accordance with DLH compensation policy for non-employee directors.

Unrecognized stock-based compensation expense

		(in thousands)
		Six Months Ended
		March 31,
	Ref	2018	2017
Unrecognized expense for DLH employees	(a)	$1,011	$404
Unrecognized expense for non-employee directors	(b)	$—	$8
Total unrecognized expense		$1,011	$412

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. The remaining term for the weighted average expense of these shares will be 56 months.

Ref (b): Unrecognized stock expense related to prior year's equity grants of restricted stock to non-employee directors, based on performance criteria, in accordance with DLH compensation policy for non-employee directors.

Stock option activity for the six months ended March 31, 2018

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding September 30, 2017		1,994	$3.83	6.4	$8,489
Granted		217	$6.33
Exercised		(42)	$1.69
Options outstanding, March 31, 2018		2,169	$4.38	6.1	$7,093

Indication of Value Summary

Utilizing a volatility range of 50% along with assumptions of a 10 year term and the aforementioned 10-day stock price threshold results in an indicated range of value of the Options as follows using the Monte Carlo Method.

						Volatility
						50%
			Vesting		Expected
	Strike	Stock	Threshold	Risk-Free	Term	Calculated
Grant Date	Price	Price	Price	Rate	(Years)	Fair Value
11/29/2017	$6.46	$6.46	$12.00	2.4%	10	$3.98
12/01/2017	$6.28	$6.28	$8.00	2.4%	10	$3.87
12/01/2017	$6.28	$6.28	$10.00	2.4%	10	$3.82

Notes:
Results based on 100,000 simulations

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		Number of Shares
		March 31,	September 30,
	Ref	2018	2017
Vested and exercisable	(a)	1,335	1,327
Unvested		834	667
Options outstanding		2,169	1,994

Ref (a): Certain awards vest upon satisfaction of certain performance criteria.

8. Earnings (Loss) Per Share

Basic earnings per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding and restricted stock grants that vested or are likely to vest during the period. Diluted earnings per share is calculated by dividing income(loss) available to common shareholders by the weighted average number of basic common shares outstanding, adjusted to reflect potentially dilutive securities. Diluted earnings (loss) per share is calculated using the treasury stock method.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$1,316	$979	$(1,535)	$1,303
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	11,889	11,249	11,863	11,225
Effect of dilutive securities:
Stock options and restricted stock	997	1,496	—	1,488
Denominator for diluted net income per share - weighted-average outstanding shares	12,886	12,745	11,863	12,713

Net income (loss) per share - basic	$0.11	$0.09	$(0.13)	$0.12
Net income (loss) per share-diluted	$0.10	$0.08	$(0.13)	$0.10

9. Commitments and Contingencies

Contractual Obligations as of March 31, 2018

			Payments Due By Period
Contractual Obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations		$14,896	$3,750	$7,500	$3,646	—
Facility leases		3,227	912	1,280	660	375
Equipment operating leases		58	26	32	—	—
Total Obligations		$18,181	$4,688	$8,812	$4,306	$375

Worker's Compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of March 31, 2018 and September 30, 2017 was $1.63 million and $1.60 million, respectively.

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

10. Related Party Transactions.

The Company has determined that for the three and six months ended March 31, 2018 and 2017 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

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
Net loss for the six months ended March 31, 2018 includes an aggregate net discrete tax provision of $3.4 million as a result of the 2017 Tax Act, principally associated with revaluing the benefits of our net operating loss carryforwards from the previously recognized 34% federal rate to the 21% rate enacted. As of March 31, 2018, the Company is reporting a $5.5 million deferred tax asset, which is presented on the balance sheet as tax long-term in the long-term assets section.

12. Subsequent Events.

On May 10, 2018, the Company, together with its wholly-owned subsidiaries, DLH Solutions, Inc. and Danya International LLC (collectively, the “Borrowers”) and Fifth Third Bank (the “Lender”) entered into an amendment to that certain Loan Agreement dated as of May 2, 2016 (the “Loan Agreement”) among the Borrowers and the Lender. The amendment to the Loan Agreement provides for a three-year extension of the maturity date of the $10.0 million revolving credit facility to May 1, 2021, so that it is coterminous with the existing secured term loan established under the Loan Agreement. In addition, the amendment provides for an increase of the aggregate face value of letters of credit which may be drawn under the revolving credit facility from $1.0 million to $2.0 million and for certain other technical modifications. The credit available to the Borrowers under the revolving credit facility is subject to certain limitations, including a borrowing base, and may be used for general working capital purposes.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2017, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances are considered forward-looking statements. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Actual results could differ materially from the results contemplated or implied by these forward-looking statements due to a number of factors.

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

Our business offerings are now focused on three primary sources of revenue within the Federal health services market space, as follows:

•	Department of Defense and veteran health solutions, comprising approximately 63% of our current business base;

•	Human services and solutions, approximately 33% of our current business base; and

•	Public health and life sciences, approximately 4% of our current business base.

Our largest customers continue to be the VA and HHS. As of March 31, 2018, awards from VA and HHS have anticipated periods of performance ranging from approximately six months to up to two years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that we will ultimately provide to VA and HHS under our current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the contract term. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers.

Defense and veterans’ health solutions: DLH provides a wide range of healthcare services and delivery solutions to the Department of Veteran Affairs, US Army Medical Materiel Command and its subordinate US Army Medical Research Acquisition Activity, Navy Bureau of Medicine and Surgery, Defense Health Agency and Army Medical Command. We believe that our DLH-developed tools and processes, including SPOT-m ® and e-PRAT ® , along with our cloud-based case management system have been major contributors in differentiating the company within this Federal market.

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

A final FY2018 budget was not passed into law prior to October 1, 2017. Consequently, a series of continuing resolutions(CRs) were passed into law including the most recent CR on March 23, 2018 which funded the government through September 30, 2018. The Bipartisan Budget Act of 2018 also extends the debt ceiling for one year. Spending priorities under the new budget act, in addition to defense spending, including additional funds for a number of federal health programs including allocations to address the opioid crisis, extending the Children’s Health Insurance Program and investments in community health centers.

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

Department of Veterans Affairs (VA) health spending trends:

DLH continues to see critical need for expanded health care solutions within our sector of the Federal health market, largely focused on the needs of veterans and their families. Serving nearly nine million veterans each year, the VA operates the nation's largest integrated health care system, with more than 1,700 hospitals, clinics, community living centers, readjustment counseling centers, and other facilities. The Trump administration has expressed strong support for veterans and members of the armed forces and we believe there is a reasonable expectation that adequate funding will continue to be provided in support of VA programs.

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

Industry consolidation among federal government contractors:

There has been active consolidation and a strong increase in merger and acquisition activity among federal government contractors over the past few years that we expect to continue into fiscal year 2018 and beyond, fueled by public companies leveraging strong balance sheets. Companies often look to acquisitions that augment core capabilities, contracts, customers, market differentiators, stability, cost synergies, and higher margin and revenue streams. We plan continued focus on our core capabilities, as we look at potential future strategic acquisitions to supplement our organic growth and enhance shareholder value.

Potential small business team opportunities:

The Federal government has an overall goal of 23% of prime contracts flowing to small business contractors, primarily through the use of set-asides in Federal agency RFPs (requests for proposal).  As previously reported, various agencies within the federal government have policies that support small business goals, including the adoption of the “Rule of Two” by the VA, which provides that the agency shall award contracts by restricting competition for the contract to service-disabled or other veteran owned small businesses. To restrict competition pursuant to this rule, the contracting officer must reasonably expect that at least two of these businesses, which are capable of delivering the services, will submit offers and that the award can be made at a fair and reasonable price that offers best value to the United States. Accordingly, the VA is authorized to award contracts following a full and open bid process when two qualifying small businesses cannot be identified. The effect of these set-aside provisions may limit our ability to compete for prime contractor positions on programs that we recompete or that we have targeted for growth. DLH may elect to team in support of such small businesses for specific pursuits that align with our corporate growth strategy.

Results of Operations for the three months ended March 31, 2018 and 2017

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	March 31, 2018		March 31, 2017		Change
Revenue	$34,401	100.0%	$29,905	100.0%	$4,496
Direct expenses	26,953	78.3%	23,504	78.6%	3,449
Gross margin	7,448	21.7%	6,401	21.4%	1,047
General and administrative expenses	4,684	13.6%	4,008	13.4%	676
Depreciation and amortization	560	1.6%	554	1.9%	6
Income from operations	2,204	6.4%	1,839	6.1%	365
Interest expense, net	261	0.8%	255	0.9%	6
Income before income taxes	1,943	5.6%	1,584	5.3%	359
Income tax expense, net	627	1.8%	605	2.0%	22
Net income (loss)	$1,316	3.8%	$979	3.3%	337
Net income (loss) per share - basic	$0.11		$0.09		$0.02
Net income (loss) per share-diluted	$0.10		$0.08		$0.02

Revenue

Revenue for the three months ended March 31, 2018 was $34.4 million, an increase of $4.5 million or 15.0% over prior year period. The increase in revenue is due primarily to expansion of workload volumes on existing contracts.

Direct Expenses

Direct expenses generally comprise of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the three months ended March 31, 2018 were $27.0 million, an increase of $3.4 million, or 14.7% over prior year due principally to increased professional service costs attributed to increased revenue. As a percentage of revenue, direct expenses were 78.3%, compared with 78.6% the prior year period.

Gross Margin

Gross margin for the three months ended March 31, 2018 was approximately $7.4 million, an increase of $1.0 million, or 16.4%, over prior year period. Our gross margin rate of 21.7% was within the expected 20-22% range for gross margins, based upon the current business.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the three months ended March 31, 2018 were approximately $4.7 million, an increase of $0.7 million or 16.9% over the prior year period due principally to the timing of incentive compensation accruals.

Depreciation and Amortization

This category comprises depreciation on fixed assets and the amortization of definite-lived intangible assets. As a professional services organization, DLH does not require significant expenditures on capital equipment and other fixed assets. For the three months ended March 31, 2018 and March 31, 2017, depreciation and amortization were approximately $0.6 million and $0.6 million, respectively.

Income from Operations

Income from operations for the three months ended March 31, 2018 was approximately $2.2 million, an increase of approximately $0.4 million over the prior year period.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations, for the three months ended March 31, 2018 and 2017, interest expense, net was approximately $0.5 million and $0.6 million, respectively.

Income before Income Taxes

For the three months ended March 31, 2018, income before taxes was approximately $1.9 million, an increase of approximately $0.4 million over the prior year period, due principally to increased gross margin derived from higher revenue offset in part by increased G&A expenses.

Income Tax Expense

For both the three months ended March 31, 2018 and 2017, DLH recorded a $0.6 million provision for tax expense. The effective tax rates were 31.6% and 38.2% for the three months ended March 31, 2018 and 2017, respectively, due to the prorated impact of the tax rate reduction from the 2017 Tax Act enacted in December 2017.

Net Income

Net income for the three months ended March 31, 2018 was approximately $1.3 million, or $0.11 per basic and diluted share, a increase of approximately $0.3 million primarily due to increased gross margin derived from higher revenue offset in part by increased G&A expenses.

Results of Operations for the six months ended March 31, 2018 and 2017

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Six Months Ended				Change in
Consolidated Statement of Income:	March 31, 2018		March 31, 2017		$
Revenue	$64,616	100.0%	$56,016	100.0%	$8,600
Direct expenses	50,636	78.4%	43,804	78.2%	6,832
Gross margin	13,980	21.6%	12,212	21.8%	1,768
General and administrative expenses	9,564	14.8%	8,729	15.6%	835
Depreciation and amortization	1,066	1.6%	755	1.3%	311
Income from operations	3,350	5.2%	2,728	4.9%	622
Interest	539	0.8%	619	1.1%	80
Income before income taxes	2,811	4.4%	2,109	3.8%	702
Income tax expense, net	4,346	6.7%	806	1.4%	3,540
Net income (loss)	$(1,535)	(2.4)%	$1,303	2.3%	(2,838)

Net income (loss) per share - basic	$(0.13)		$0.12		$(0.25)
Net income (loss) per share-diluted	$(0.13)		$0.10		$(0.23)

Revenue

Revenue for the six months ended March 31, 2018 was $64.6 million, an increase of $8.6 million or 15.4% over prior year period. The increase in revenue is due primarily to expansion of the workload volumes on existing contracts.

Direct Expenses

Direct expenses generally comprise direct labor direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the six months ended March 31, 2018 were $50.6 million, an increase of $6.8 million, or 15.6% over prior year due principally to increased professional service costs attributed to increased revenue. As a percentage of revenue, direct expenses were 78.4%, a favorable reduction of 0.2%.

Gross Margin

Gross margin for the six months ended March 31, 2018 was approximately $14.0 million, an increase of $1.8 million, or 14.5%, over prior year period. As a percentage of revenue, our gross margin rate of 21.6% was in line with the prior year period and within the expected 20-22% range for gross margins, based upon the current business.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the six months ended March 31, 2018 were approximately $9.6 million, an increase of $0.8 million or 9.6% over the prior year period. As a percent of revenue, G&A expenses were 14.8%, a decrease of 0.8% over prior year period as the company achieves greater leverage from its indirect resources.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets. As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets. For the six months ended March 31, 2018 and 2017, depreciation and amortization were approximately $1.1 million and $0.8 million, respectively, due principally to the amortization of acquired definite-lived intangible assets.

Income from Operations

Income from operations for the six months ended March 31, 2018 was approximately $3.4 million, an increase of approximately $0.6 million over the prior year period. The improvement is due principally to increased gross margin offset in part by additional G&A expenses.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations, for the three months ended March 31, 2018 and 2017, interest expense, net was approximately $0.5 million and $0.6 million, respectively.

Income before Income Taxes

For the six months ended March 31, 2018, income before taxes were approximately $2.8 million, an improvement of approximately $0.7 million over the prior year period due principally to increased gross margin derived from higher revenue offset in part by increased G&A expenses.

Income Tax Expense

For the six months ended March 31, 2018, DLH recorded a $4.3 million provision for tax expense, an increase of approximately $3.5 million, primarily driven by the $3.4 million write-down of deferred tax assets from revaluation of our net operating loss carryforwards from the previously recognized federal rate of 34% to the 21% rate in the 2017 Tax Act enacted in December 2017. Net of this write-down, tax expense was $1.0 million and $0.8 million for the six months ended March 31, 2018 and 2017, respectively. Net of the write-down, the effective tax rates were 31.6% and 38.2% for the six months ended March 31, 2018 and 2017, respectively, due to the prorated impact of the tax rate reduction from the 2017 Tax Act enacted in December 2017.

Net Income (loss)

Net loss for the six months ended March 31, 2018 was approximately $1.5 million, or $0.13 and $0.13 per basic and diluted share, respectively, a decrease of approximately $2.8 million or $0.25 and $0.23 per basic and diluted share over the prior year period. The decrease was primarily due to the write-down of deferred tax assets described above which offset the increase in revenues and related gross margins.

Non-GAAP Financial Measures

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) for the three months ended March 31, 2018 was approximately $2.8 million, an increase of approximately $0.4 million, or 15.5% over the prior year three months ended. The increase is attributable principally to increased gross margin from higher revenue.

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization (“EBITDA”) for the six months ended March 31, 2018 was approximately $4.4 million, an increase of approximately 1 million, or 26.8% over the prior year six months ended. The increase is attributable principally to increased gross margin from higher revenue.

The Company uses Earnings Before Interest Tax Depreciation and Amortization ("EBITDA") as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

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

In addition, for the six months period, we are also reporting our net income excluding the impact of the Tax Cut and Jobs Act of 2017 on the valuation of our deferred tax assets. On December 22, 2017, the Tax Cut and Jobs Act was enacted, which, among other things, reduced corporate tax rates and revised rules regarding the usability of net operating losses. These changes have resulted in a discrete charge to the first quarter tax provision of $3.4 million associated with revaluing the benefit of our net operating losses. We are reporting this non-GAAP metric to demonstrate the impact of the tax law change.

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

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2018	2017	Change	2018	2017	Change
Net income (loss)	$1,316	$979	$337	$(1,535)	$1,303	$(2,838)
(i) Interest expense	261	255	6	539	619	(80)
(ii) Provision for taxes	627	605	22	4,346	806	3,540
(iii) Depreciation, amortization	560	554	6	1,066	755	311
EBITDA	$2,764	$2,393	$371	$4,416	$3,483	$933

Reconciliation of GAAP net income to net income excluding the effect of write-down, a non-GAAP measure:

	Six Months Ended
	March 31,
	2018	2017	Change
Net income (loss)	$(1,535)	$1,303	$(2,838)
Write-down of deferred tax assets	3,365	—	3,365
Net income, excluding effect of write-down of deferred tax assets	$1,830	$1,303	$527

Net income (loss) per fully-diluted share	$(0.13)	$0.10	$(0.03)
Write-down of deferred tax assets	$0.27	—	$0.23
Net income (loss) per fully-diluted share, excluding effect of write-down of deferred tax assets	$0.14	$0.10	$0.04

Sources of cash and cash equivalents

As of March 31, 2018, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its secured revolving line of credit facility with Fifth Third Bank. This credit facility provides us with access of up to $10.0 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations and planned operating cash flow should be sufficient to support the Company's operations for twelve months from issuance of these financial statements.

Loan Facility

A summary of our loan facilities and subordinated debt financing for the period ended March 31, 2018 is as follows:

	($ in Millions)

Lender	Arrangement	Loan Balance	Interest*	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$14.9	LIBOR + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR + 3.0%	5/1/2018**

*LIBOR Interest rate as of March 31, 2018 was 1.66%.
**Maturity Date extended on May 10, 2018 to May 1, 2021

(a) a secured term loan with an original aggregate principal amount of $25.0 million (the “Term Loan”).

(b) a secured revolving credit facility in an aggregate principal amount of up to $10.0 million (the “Revolving Credit Facility”) and

The Term Loan matures on May 1, 2021 and after giving effect to the extension to the loan agreement described in Note 12 to the financial statements, the Revolving Credit Facility matures on May 1, 2021.

The Term Loan and Revolving Credit Facility bear interest at the rate of LIBOR plus a margin of 3.0% and the loans are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 5 of the consolidated financial statements.

Contractual Obligations as of March 31, 2018

			Payments Due by Period
Contractual obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations		$14,896	$3,750	$7,500	$3,646	—
Facility Leases		3,227	912	1,280	660	375
Equipment operating leases		58	26	32	—	—
Total Obligations		$18,181	$4,688	$8,812	$4,306	$375

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 6 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2017, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 25 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies, or the estimates associated with those policies in the three months ended March 31, 2018, with the exception of the change in deferred tax assets based upon the change in projected enacted tax rates disclosed in Note 11, Income Taxes.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs, for which funds were deposited into trust for possible future payments of claims. DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material given that the amount of our debt is subject to LIBOR plus 3.0% applied by the Lender. As of March 31, 2018 the Lender's interest rate was 4.66%.

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

Changes in Internal Controls

We completed the implementation of our new Enterprise Resource Planning (“ERP”) system during our fiscal quarter ended March 31, 2018. The implementation of that ERP system is expected to, among other things, improve user access security and automate a number of accounting, back office and reporting processes and activities, thereby decreasing the amount of manual processes previously required. Except for the implementation of the new ERP system, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program during second quarter ended March 31, 2018:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 2018	—	$—	—	$77
February 2018	—	—	—	77
March 2018	—	—	—	77
Second Quarter Total	—	$—	—	$77

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:         OTHER INFORMATION

None.

ITEM 6:        EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	First Amendment to Loan Agreement with Fifth Third Bank, dated May 10, 2018.	8-K	05/14/18	10.1
31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: May 15, 2018