Form 10-Q
period 2018-06-30
DLH Holdings Corp.
filed 2018-08-06
CIK 785557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  11,899,494 shares of Common Stock, par value $.001 per share, were outstanding as of July 31, 2018.

DLH HOLDINGS CORP.
FORM 10-Q
For the Quarter Ended June 30, 2018

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share amounts)

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$36,131	$29,256	$100,747	$85,272
Direct expenses	27,793	22,871	78,429	66,805
Gross margin	8,338	6,385	22,318	18,467
General and administrative expenses	5,136	4,122	14,700	12,722
Depreciation and amortization	588	510	1,654	1,264
Income from operations	2,614	1,753	5,964	4,481
Interest expense, net	262	269	801	888
Income before income taxes	2,352	1,484	5,163	3,593
Income tax expense, net	738	539	5,084	1,345
Net income	$1,614	$945	$79	$2,248

Net income per share - basic	$0.14	$0.08	$0.01	$0.20
Net income per share - diluted	$0.13	$0.08	$0.01	$0.18
Weighted average common shares outstanding
Basic	11,899	11,299	11,875	11,250
Diluted	12,884	12,445	12,872	12,417

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except par value of shares)

	June 30, 2018	September 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,590	$4,930
Accounts receivable	12,420	11,911
Other current assets	856	598
Total current assets	19,866	17,439
Equipment and improvements, net	1,630	1,391
Deferred taxes, net	4,875	9,639
Goodwill	25,989	25,989
Intangible assets, net	13,805	15,127
Other long-term assets	139	139
Total assets	$66,304	$69,724

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Debt obligations - current	$3,633	$6,518
Derivative financial instruments, at fair value	—	306
Accrued payroll	5,034	3,723
Accounts payable, accrued expenses, and other current liabilities	10,475	10,895
Total current liabilities	19,142	21,442
Total long term liabilities	9,707	12,427
Total liabilities	28,849	33,869
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value; authorized 40,000 shares; issued and outstanding 11,899 at June 30, 2018 and 11,767 at September 30, 2017	12	12
Additional paid-in capital	84,079	82,687
Accumulated deficit	(46,636)	(46,844)
Total shareholders’ equity	37,455	35,855
Total liabilities and shareholders' equity	$66,304	$69,724

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	(unaudited)
	Nine Months Ended
	June 30,
	2018	2017
Operating activities
Net income	$79	$2,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,654	1,264
Amortization of debt financing costs as interest expense	202	194
Change in fair value of derivative financial instruments	—	49
Stock based compensation expense	1,169	613
Deferred taxes, net	4,764	1,004
Changes in operating assets and liabilities
Accounts receivable	(508)	(1,987)
Other current assets	(259)	(78)
Accounts payable, accrued payroll, accrued expenses and other current liabilities	897	1,519
Other long term assets/liabilities	(5)	145
Net cash provided by operating activities	7,993	4,971

Investing activities
Acquisition, net of cash acquired	—	(250)
Purchase of equipment and improvements	(571)	(785)
Net cash used in investing activities	(571)	(1,035)

Financing activities
Repayments on senior debt	(5,730)	(2,813)
Deferred debt financing costs	(70)	—
Repayments of capital lease obligations	(8)	(62)
Proceeds from issuance of stock upon exercise of options	46	113
Net cash used in financing activities	(5,762)	(2,762)

Net change in cash and cash equivalents	1,660	1,174
Cash and cash equivalents at beginning of period	4,930	3,427
Cash and cash equivalents at end of period	$6,590	$4,601

Supplemental disclosures of cash flow information
Cash paid during the period for interest	$619	$662
Cash paid during the period for income taxes	$630	$390
Derivative warrant liability reclassified as equity	$(306)	$—
Noncash issuance of stock upon exercise of options	$25	$—

The accompanying notes are an integral part of these consolidated financial statements.

DLH HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of DLH and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018. Amounts as of and for the periods ended June 30, 2018 and June 30, 2017 are unaudited. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017 filed with the Securities and Exchange Commission on December 9, 2017, as well as interim quarterly filings thereafter.

2. Business Overview

DLH is a full-service provider of technology-enabled health and readiness enhancement services to government agencies including the Department of Veteran Affairs ("VA"), Department of Health and Human Services ("HHS"), Department of Defense ("DoD"), and other government agencies. DLH Holdings Corp. (together with its subsidiaries, "DLH" or the "Company" and also referred to as "we," "us" and "our") manages its operations from its principal executive offices in Atlanta, Georgia. We have complementary headquarters offices in Silver Spring, Maryland. We employ over 1,500 skilled employees working in more than 30 locations throughout the United States.

Presently, the Company derives 100% of its revenue from agencies of the federal government, primarily as a prime contractor but also as a subcontractor to other Federal prime contractors. A major customer is defined as a customer from whom the Company derives at least 10% of its revenues.

Our largest customer continues to be the VA, which comprised approximately 64% and 58% of revenue for the nine months ended June 30, 2018 and 2017, respectively. Additionally, HHS, which comprised approximately 34% and 32% of revenue for the nine months ended June 30, 2018 and 2017, respectively, represents a major customer. Our current contracts are within the following markets: Defense/VA (65%), Human Services and Solutions (32%) and Public Health/Life Sciences (3%); of which 97% of these contracts have been awarded on a Time and Materials basis, 2% are Cost plus Fixed Fee contracts and 1% are Firm Fixed Price contracts. In addition, substantially all accounts receivable, including unbilled accounts receivable, are from agencies of the U.S. Government as of June 30, 2018 and September 30, 2017. We generally operate as a prime contractor, but have also entered into contracts as a subcontractor. The Company's current business base is 99% prime contracts and 1% subcontracts. We believe that the credit risk associated with our receivables is limited due to the creditworthiness of these customers. See Note 4, Supporting Financial Information-Accounts Receivable.

As of June 30, 2018, awards from VA and HHS have anticipated periods of performance ranging from approximately four months to up to two years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that the Company will ultimately provide to VA and HHS under its current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the terms of the contracts.

The VA comprised approximately 64% and 58% of revenue for the nine months ended June 30, 2018 and 2017, which was derived from 16 separate contracts. Approximately 55% of the Company's current business base with the VA is derived from nine contracts which are currently operating under extensions through October 31, 2018. We expect further extensions until the procurement is completed. A single renewal request for proposal ("RFP") has currently been issued for these contracts that requires the prime contractor be a service-disabled veteran owned small business (SDVOSB), which precludes the Company from bidding on the RFP as a prime contractor. The Company has teamed to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, the Company expects to continue to perform a significant amount of the contract's volume of business.

The Company's results of operations, cash flows and financial condition would be materially adversely affected in the event that we were unable to continue our relationship with VA or HHS, or if the amount of services we provide to them was materially reduced. Given the uncertainty regarding both the outcome and the timing of the VA RFP discussed above, the Company has not reflected any current impact to its financial statements from this event.

3. New Accounting Pronouncements

Beginning in May 2014, the Financial Accounting Standards Board ("FASB") issued guidance for revenue recognition. Subsequently, the FASB issued an amendment to defer for one year the effective date of the new guidance on revenue recognition, as well as issued additional clarifying amendments. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires improved disclosure to help the users of the financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and is effective for annual periods (including interim periods therein) beginning after December 15, 2017. The guidance allows either a full retrospective or modified retrospective transition method. The Company is evaluating the effects of this guidance. The Company will adopt the new guidance beginning October 1, 2018. Given our current contract mix, where performance obligations are predominantly billed on a time and materials basis as rendered, we do not anticipate any material impact to our revenue recognition methodology or timing as a result of this new guidance.

In February 2016, the FASB issued new accounting guidance related to leases. This update, effective for the Company beginning October 1, 2019, will replace existing guidance in GAAP and will require lessees to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. When implemented, lessees and lessors will be required to recognize leases at the beginning of the earliest period presented using a modified retrospective approach. As shown in Note 9, the Company currently has approximately $3.0 million of lease obligations as of June 30, 2018 that would be evaluated as the implementation of this guidance becomes effective.

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

4. Supporting Financial Information

Accounts receivable

		(in thousands)
		June 30,	September 30,
	Ref	2018	2017
Billed receivables		$12,298	$11,862
Unbilled receivables		122	49
Total accounts receivable		12,420	11,911
Less: Allowance for doubtful accounts	(a)	—	—
Accounts receivable, net		$12,420	$11,911

Ref (a): Accounts receivable are non-interest bearing, unsecured and carried at net realizable value. We evaluate our receivables on a quarterly basis and determine whether an allowance is appropriate based on specific collection issues. No allowance for doubtful accounts was deemed necessary at either June 30, 2018 or September 30, 2017.

Other current assets

		(in thousands)
		June 30,	September 30,
	Ref	2018	2017
Prepaid insurance and benefits		$611	$240
Other receivables and prepaid expenses		245	358
Other current assets		$856	$598

Equipment and improvements, net

		(in thousands)
		June 30,	September 30,
	Ref	2018	2017
Furniture and equipment		$326	$331
Computer equipment		759	715
Computer software	(a)	1,640	1,108
Leasehold improvements		66	66
Total fixed assets		2,791	2,220
Less accumulated depreciation and amortization		(1,161)	(829)
Equipment and improvements, net	(b)	$1,630	$1,391

Ref (a): The Company implemented a new Enterprise Resource Planning system on January 1, 2018. Capitalized costs include $1.2 million and $0.7 million as of June 30, 2018 and September 30, 2017, respectively, of software licenses and implementation labor related to application development. The asset was placed in service as of January 1, 2018 with an estimated useful life of 5 years.

Ref (b): Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred. Depreciation of equipment was $147 thousand and $69 thousand for the three months ended June 30, 2018 and 2017, respectively, and $332 thousand and $239 thousand for the nine months ended June 30, 2018 and 2017, respectively.

Intangible Assets

		(in thousands)
		June 30,	September 30,
	Ref	2018	2017
Intangible assets	(a)
Customer contracts and related customer relationships		$16,626	$16,626
Covenants not to compete		480	480
Trade name		517	517
Intangible assets		17,623	17,623
Less accumulated amortization
Customer contracts and related customer relationships		(3,602)	(2,355)
Covenants not to compete		(104)	(68)
Trade name		(112)	(73)
Total accumulated amortization		(3,818)	(2,496)
Intangible assets, net		$13,805	$15,127

Ref (a): Intangible assets subject to amortization. The intangibles are amortized on a straight-line basis over their estimated useful lives of 10 years. Total amount of amortization expense was $0.4 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million and $1.0 million for the nine months ended June 30, 2018 and 2017, respectively.

Estimated amortization expense for future years:	(in thousands)
Remaining Fiscal 2018	$441
Fiscal 2019	1,762
Fiscal 2020	1,762
Fiscal 2021	1,762
Fiscal 2022	1,762
Fiscal 2023	1,762
Thereafter	4,554
$13,805

Accounts payable, accrued expenses and other current liabilities

		(in thousands)
		June 30,	September 30,
	Ref	2018	2017
Accounts payable		$3,890	$5,205
Accrued benefits		2,263	1,831
Accrued bonus and incentive compensation		1,509	1,544
Accrued workers compensation insurance		2,182	1,598
Other accrued expenses		631	717
Accounts payable, accrued expenses, and other current liabilities		$10,475	$10,895

Debt obligations

		(in thousands)
		June 30,	September 30,
	Ref	2018	2017
Bank term loan	(a)	$13,958	$19,688
Less unamortized debt issuance costs		(823)	(961)
Net bank debt obligation		13,135	18,727
Less current portion of bank debt obligations		(3,633)	(6,518)
Long term portion of bank debt obligation		$9,502	$12,209

Ref (a): Maturity of the bank debt obligation as follows, in thousands:
Year 1	$3,750
Year 2	3,750
Year 3	6,458
Total bank debt obligation	$13,958

Interest expense

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
		June 30,		June 30,
	Ref	2018	2017	2018	2017
Interest expense	(a)	$(192)	$(219)	$(619)	$(662)
Amortization of debt financing costs as interest expense	(b)	(70)	(70)	(202)	(194)
Change in fair value of derivative financial instruments		—	3	—	(49)
Other income (expense), net		—	17	20	17
Interest expense, net		$(262)	$(269)	$(801)	$(888)

Ref (a): Interest expense on borrowing
Ref (b): Amortizations of expenses related to securing financing

5. Credit Facilities

A summary of our loan facilities and subordinated debt financing as of June 30, 2018 is as follows:

	($ in Millions)
	As of June 30, 2018
Lender	Arrangement	Loan Balance	Interest	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$14.0	LIBOR* + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR* + 3.0%	05/01/21

*LIBOR rate as of June 30    , 2018 was 1.98%
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

Among other matters, we must comply with limitations on: granting liens; incurring other indebtedness; maintenance of assets; investments in other entities and extensions of credit; mergers and consolidations; and changes in nature of business. The loan agreement also requires us to comply with certain quarterly financial covenants including:

(i) a minimum fixed charge coverage ratio of at least 1.35 to 1.0 commencing with the quarter ending June 30, 2016, and for all subsequent periods, and

(ii) a Funded Indebtedness to Adjusted EBITDA ratio not exceeding the ratio of 2.99 to 1.0 at closing and thereafter a ratio ranging from 3.0 to 1.0 for the period through June 30, 2018 to 2.5 to 1.0 for the period ending September 30, 2018 through maturity. Adjusted EBITDA ratio is calculated by dividing the Company's total interest-bearing debt by net income adjusted to exclude (i) interest and other expenses, including acquisition expenses, net, (ii) provision for or benefit from income taxes, if any, (iii) depreciation and amortization, and (iv) G&A expenses - equity grants.

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

The Company's total borrowing availability, based on eligible accounts receivables at June 30, 2018, was $10.0 million. This capacity was comprised of $1.3 million in a stand-by letter of credit and unused borrowing capacity of $8.7 million.

The revolving line of credit has a maturity date of May 1, 2021 and is subject to loan covenants as described above in the Term Loan. DLH is fully compliant with those covenants.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts receivable, unbilled receivables, accrued expenses, and accounts payable approximate fair value due to the short-term nature of these instruments. The fair values of the Company's debt instruments approximate fair value because the underlying interest rates approximate market rates that the Company could obtain for similar instruments at the balance sheet dates.

Goodwill and other intangible assets

DLH continues to review its goodwill and other intangible assets for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.

At September 30, 2017, we performed a goodwill impairment evaluation on the year-end carrying value of approximately $26 million. We performed both a qualitative and quantitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2017. For the nine months ended June 30, 2018, the Company determined that no change in business conditions occurred which would have a material adverse effect on the valuation of goodwill. Notwithstanding this evaluation, factors including non-renewal of a major contract or other substantial changes in business conditions could have a material adverse effect on the valuation of goodwill in future periods and the resulting charge could be material to future periods’ results of operations.

Long Lived Assets

Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful asset lives (3 to 7 years) and the shorter of the initial lease term or estimated useful life for leasehold improvements. Maintenance and repair costs are expensed as incurred.

Income Taxes

DLH accounts for income taxes in accordance with the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the consolidated balance sheet when it is determined that it is more likely than not that the asset will be realized. This guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We account for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon the technical merits, it is "more-likely-than-not" that the position will be sustained upon examination. We had no uncertain tax positions at either June 30, 2018 or September 30, 2017. We report interest and penalties as a component of income tax expense. In the three and nine months ended June 30, 2018 and June 30, 2017, we recognized no interest and no penalties related to income taxes.

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

7. Stock-based Compensation, Equity Grants, and Warrants

Stock-based compensation expense

Options issued under equity incentive plans were designated as either an incentive stock or a non-statutory stock option. No option was granted with a term of more than 10 years from the date of grant. Exercisability of option awards may depend on achievement of certain performance measures determined by the Compensation Committee of our Board. Shares issued upon option exercise are newly issued shares. As of June 30, 2018, there were 1.7 million shares available for grant.

Stock-based compensation expense, shown in the table below, is recorded in general and administrative expenses included in our statement of operations:

		(in thousands)		(in thousands)
		Three Months Ended		Nine Months Ended
	Ref	June 30,		June 30,
		2018	2017	2018	2017
DLH employees		$68	$55	$199	$117
Non-employee directors	(a)	173	8	970	496
Total stock option expense		$241	$63	$1,169	$613

Ref (a): Equity grants of restricted stock, in accordance with DLH compensation policy for non-employee directors.

Unrecognized stock-based compensation expense

		(in thousands)
		June 30,
	Ref	2018	2017
Unrecognized expense for DLH employees	(a)	$980	$398
Unrecognized expense for non-employee directors	(b)	$—	$—
Total unrecognized expense		$980	$398

Ref (a): Compensation expense for the portion of equity awards for which the requisite service has not been rendered is recognized as the requisite service is rendered. The compensation expense for that portion of awards has been based on the grant-date fair value of those awards as calculated for recognition purposes under applicable guidance. For options that vest based on the Company’s common stock achieving and maintaining defined market prices, the Company values the awards with a binomial model that utilizes various probability factors and other criterion in establishing fair value of the grant. The related compensation expense is recognized over the derived service period determined in the valuation. The remaining term for the weighted average expense of these shares will be 53 months.

Ref (b): Unrecognized stock expense related to prior year's equity grants of restricted stock to non-employee directors, based on performance criteria, in accordance with DLH compensation policy for non-employee directors.

Stock option activity for the nine months ended June 30, 2018

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

				(in years)
				Weighted
			Weighted	Average	(in thousands)
		(in thousands)	Average	Remaining	Aggregate
		Number of	Exercise	Contractual	Intrinsic
	Ref	Shares	Price	Term	Value
Options outstanding September 30, 2017		1,994	$3.83	6.4	$8,489
Granted		217	$6.33
Exercised		(42)	$1.69
Options outstanding, June 30, 2018		2,169	$4.38	5.9	$6,514

Indication of Value Summary

Utilizing a volatility range of 50% along with assumptions of a 10 year term and the aforementioned 10-day stock price threshold results in an indicated range of value of the Options granted during the current fiscal year as follows using the Monte Carlo Method.

						Volatility
						50%
			Vesting		Expected
	Strike	Stock	Threshold	Risk-Free	Term	Calculated
Grant Date	Price	Price	Price	Rate	(Years)	Fair Value
11/29/2017	$6.46	$6.46	$12.00	2.4%	10	$3.98
12/01/2017	$6.28	$6.28	$8.00	2.4%	10	$3.87
12/01/2017	$6.28	$6.28	$10.00	2.4%	10	$3.82

Notes:
Results based on 100,000 simulations

Stock options shares outstanding, vested and unvested for the period ended

		(in thousands)
		Number of Shares
		June 30,	September 30,
	Ref	2018	2017
Vested and exercisable	(a)	1,335	1,327
Unvested		834	667
Options outstanding		2,169	1,994

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income	$1,614	$945	$79	$2,248
Denominator:
Denominator for basic net income per share - weighted-average outstanding shares	11,899	11,299	11,875	11,250
Effect of dilutive securities:
Stock options and restricted stock	985	1,146	997	1,167
Denominator for diluted net income per share - weighted-average outstanding shares	12,884	12,445	12,872	12,417

Net income per share - basic	$0.14	$0.08	$0.01	$0.20
Net income per share - diluted	$0.13	$0.08	$0.01	$0.18

9. Commitments and Contingencies

Contractual Obligations as of June 30, 2018

			Payments Due By Period
Contractual Obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations		$13,958	$3,750	$10,208	$—	$—
Facility leases		2,998	906	1,135	668	289
Equipment operating leases		48	27	21	—	—
Total Obligations		$17,004	$4,683	$11,364	$668	$289

Worker's Compensation

We accrue worker's compensation expense based on claims submitted, applying actuarial loss development factors to estimate the costs incurred but not yet recorded. Our accrued liability for claims development as of June 30, 2018 and September 30, 2017 was $2.18 million and $1.60 million, respectively.

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

10. Related Party Transactions.

The Company has determined that for the three and nine months ended June 30, 2018 and 2017 there were no significant related party transactions that have occurred which require disclosure through the date that these financial statements were issued.

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
Net income for the nine months ended June 30, 2018 includes an aggregate net discrete tax provision of $3.4 million as a result of the 2017 Tax Act, principally associated with revaluing the benefits of our net operating loss carryforwards from the previously recognized 34% federal rate to the 21% rate enacted. As of June 30, 2018, the Company is reporting a $4.9 million deferred tax asset, which is presented on the balance sheet as deferred taxes in the long-term assets section.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking and Cautionary Statements

You should read the following discussion in conjunction with the Consolidated Financial Statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2017, and in other reports we have subsequently filed with the SEC. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis are forward-looking statements that involve risks and uncertainties. Any statements that refer to expectations, projections or other characterizations of future events or circumstances or that are not statements of historical fact (including without limitation statements to the effect that the Company or its management “believes”, “expects”, “anticipates”, “plans”, “intends” and similar expressions) should be considered forward looking statements that involve risks and uncertainties which could cause actual events or DLH’s actual results to differ materially from those indicated by the forward-looking statements. Those risks and uncertainties include, but are not limited to, the following: failure to achieve contract awards in connection with re-competes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new services; changes in client budgetary priorities; government contract procurement (such as bid protest, small business set asides, loss of work due to organizational conflicts of interest, etc.) and termination risks; the ability to successfully integrate the operations of our recent and any future acquisitions; and other risks described in our SEC filings. For a discussion of such risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s periodic reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as well as interim quarterly filings thereafter. The forward-looking statements contained herein are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry and business. Such forward-looking statements are made as of the date hereof and may become outdated over time. The Company does not assume any responsibility for updating forward-looking statements.

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

Our business offerings are now focused on three primary sources of revenue within the Federal health services market space, as follows:

•	Department of Defense and veteran health solutions, comprising approximately 62% of our current business base;

•	Human services and solutions, approximately 34% of our current business base; and

•	Public health and life sciences, approximately 4% of our current business base.

Our largest customers continue to be the VA and HHS. As of June 30, 2018, contracts with VA and HHS have anticipated periods of performance ranging from approximately four months to up to two years. These agreements are subject to the Federal Acquisition Regulations. While there can be no assurance as to the actual amount of services that we will ultimately provide to VA and HHS under our current contracts, we believe that our strong working relationships and our effective service delivery support ongoing performance for the terms of the contracts. Our results of operations, cash flows and financial condition would be materially adversely affected if we were unable to continue our relationship with either of these customers, or if the amount of services we provide to them was materially reduced.

Defense and veterans’ health solutions: DLH provides a wide range of healthcare services and delivery solutions to the Department of Veteran Affairs, US Army Medical Materiel Command and its subordinate US Army Medical Research Acquisition Activity, Navy Bureau of Medicine and Surgery, Defense Health Agency and Army Medical Command. We believe that our DLH-developed tools and processes, including SPOT-m ® and e-PRAT ®, along with our cloud-based case management system have been major contributors in differentiating the company within this Federal market.

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

Federal budget outlook for 2019:

The Bipartisan Budget Act of 2018 passed on March 23, 2018 funded government operations through September 30, 2018. While appropriations work on the FY 19 federal budget is underway, it is likely that a continuing resolution will be required to continue funding after September 30. The Company continues to believe that its key programs benefit from bipartisan support and that federal budgetary uncertainty will not have a material impact on our current business base for fiscal year 2019.

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

Industry consolidation among federal government contractors:

There has been active consolidation and a strong increase in merger and acquisition activity among federal government contractors over the past few years that we expect to continue, fueled by public companies leveraging strong balance sheets. Companies often look to acquisitions that augment core capabilities, contracts, customers, market differentiators, stability, cost synergies, and higher margin and revenue streams. We plan continued focus on our core capabilities, as we look at potential future strategic acquisitions to supplement our organic growth and enhance shareholder value.

Potential Impact of Federal Contractual set-aside Laws and Regulations:

The Federal government has an overall goal of 23% of prime contracts flowing to small business contractors, primarily through the use of set-asides in Federal agency RFPs (requests for proposal). As previously reported, various agencies within the federal government have polices that support small business goals, including the adoption of the "Rule of Two" by the VA, which provides that the agency shall award contracts by restricting competition for the contract to service-disabled or other veteran owned small businesses. To restrict competition pursuant to this rule, the contacting officer must reasonably expect that at least two of these businesses, which are capable of delivering the services, will submit offers and that the award can be made at a fair and reasonable price that offers best value to the United States. When two qualifying small businesses cannot be identified, the VA may proceed to award contracts following a full and open bid process.

The VA comprised approximately 64% and 58% of revenue for the nine months ended June 30, 2018 and 2017, which was derived from 16 separate contracts. Approximately 55% of the Company's current business base with the VA is derived from nine contracts which are currently operating under extensions through October 31, 2018. We expect further extensions until the procurement is completed. A single renewal request for proposal ("RFP") has currently been issued for these contracts that requires the prime contractor be a service-disabled veteran owned small business (SDVOSB), which precludes the Company from bidding on the RFP as a prime contractor. The Company has teamed to respond to this RFP. Should the contract be awarded to an SDVOSB partner of DLH, the Company expects to continue to perform a significant amount of the contract's volume of business.

However, the award of any contract is subject to an evaluation of proposals submitted and adjudication of any and all protests filed. The Company is aware that pre-award protests have been filed on the terms of the RFP, including the determination that the work is eligible for set-aside status. The Company believes that further protests may be filed for any award announcement. Based on historical experience, the Company believes that final resolution of all protests could require an extended period of time, during which the Company expects to continue to perform as prime contractor. Should the pre-award protest review result in a decision that the scope of work is not eligible for set-aside status, or should the VA fail to receive proposals from two qualified SDVOSB companies, the Company expects that the VA would reissue the RFP on a full and open basis in which DLH can respond as a prime contractor. DLH believes that its past performance on this business and track record of successfully vying for renewals provide a competitive advantage.

Potential small business team opportunities:

While the effect of set-aside provisions may limit our ability to compete for prime contractor positions on programs that we recompete or that we have targeted for growth, DLH may elect to team in support of such small businesses for specific pursuits that align with our core markets and corporate growth strategy.

Results of Operations for the three months ended June 30, 2018 and 2017

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Three Months Ended
	June 30, 2018		June 30, 2017		Change
Revenue	$36,131	100.0%	$29,256	100.0%	$6,875
Direct expenses	27,793	76.9%	22,871	78.2%	4,922
Gross margin	8,338	23.1%	6,385	21.8%	1,953
General and administrative expenses	5,136	14.2%	4,122	14.1%	1,014
Depreciation and amortization	588	1.6%	510	1.7%	78
Income from operations	2,614	7.2%	1,753	6.0%	861
Interest expense, net	262	0.7%	269	0.9%	(7)
Income before income taxes	2,352	6.5%	1,484	5.1%	868
Income tax expense, net	738	2.0%	539	1.8%	199
Net income	$1,614	4.5%	$945	3.2%	669
Net income per share - basic	$0.14		$0.08		$0.06
Net income per share - diluted	$0.13		$0.08		$0.05

Revenue

Revenue for the three months ended June 30, 2018 was $36.1 million, an increase of $6.9 million or 23.5% over prior year period. The increase in revenue is due primarily to expansion of workload volumes on our VA and HHS contracts.

Direct Expenses

Direct expenses generally comprise of direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the three months ended June 30, 2018 were $27.8 million, an increase of $4.9 million, or 21.5% over prior year due principally to increased professional service costs attributed to increased revenue. As a percentage of revenue, direct expenses were 76.9%, compared with 78.2% the prior year period.

Gross Margin

Gross margin for the three months ended June 30, 2018 was approximately $8.3 million, an increase of $2.0 million, or 30.6%, over prior year period, largely driven by the increase in revenue.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the three months ended June 30, 2018 were approximately $5.1 million, an increase of $1.0 million or 24.6% over the prior year period due principally to increased spending on business development.

Depreciation and Amortization

This category comprises depreciation on fixed assets and the amortization of definite-lived intangible assets. As a professional services organization, DLH does not require significant expenditures on capital equipment and other fixed assets. For the three months ended June 30, 2018 and June 30, 2017, depreciation and amortization were approximately $0.6 million and $0.5 million, respectively.

Income from Operations

Income from operations for the three months ended June 30, 2018 was approximately $2.6 million, an increase of approximately $0.9 million over the prior year period, due primarily to the improved gross margin, offset in part by additional G&A expenses.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations, for the three months ended June 30, 2018 and 2017, interest expense, net was approximately $0.3 million and $0.3 million, respectively.

Income before Income Taxes

For the three months ended June 30, 2018, income before taxes was approximately $2.4 million, an increase of approximately $0.9 million over the prior year period, due principally to increased gross margin derived from higher revenue offset in part by increased G&A expenses.

Income Tax Expense

For the three months ended June 30, 2018 and 2017, DLH recorded a $0.7 million and $0.5 million provision for tax expense, respectively. The effective tax rates were 31.4% and 36.3% for the three months ended June 30, 2018 and 2017, respectively, due to the prorated impact of the tax rate reduction from the 2017 Tax Act enacted in December 2017.

Net Income

Net income for the three months ended June 30, 2018 was approximately $1.6 million, or $0.14 per basic and $0.13 per diluted share, an increase of approximately $0.7 million primarily due to increased gross margin derived from higher revenue offset in part by increased G&A expenses.

Results of Operations for the nine months ended June 30, 2018 and 2017

The following table summarizes, for the periods indicated, consolidated statements of income data expressed in dollars in thousands except for per share amounts, and as a percentage of revenue:

	Nine Months Ended				Change in
Consolidated Statement of Income:	June 30, 2018		June 30, 2017		$
Revenue	$100,747	100.0%	$85,272	100.0%	$15,475
Direct expenses	78,429	77.8%	66,805	78.3%	11,624
Gross margin	22,318	22.2%	18,467	21.7%	3,851
General and administrative expenses	14,700	14.6%	12,722	14.9%	1,978
Depreciation and amortization	1,654	1.6%	1,264	1.5%	390
Income from operations	5,964	5.9%	4,481	5.3%	1,483
Interest	801	0.8%	888	1.0%	(87)
Income before income taxes	5,163	5.1%	3,593	4.2%	1,570
Income tax expense, net	5,084	5.0%	1,345	1.6%	3,739
Net income	$79	0.1%	$2,248	2.6%	$(2,169)

Net income per share - basic	$0.01		$0.20		$(0.19)
Net income per share - diluted	$0.01		$0.18		$(0.17)

Revenue

Revenue for the nine months ended June 30, 2018 was $100.7 million, an increase of $15.5 million or 18.1% over prior year period. The increase in revenue is due primarily to expansion of the workload volumes on on our VA and HHS contracts.

Direct Expenses

Direct expenses generally comprise direct labor direct labor (including benefits), taxes and insurance, workers compensation expense, subcontract cost, and other direct costs. Direct expenses for the nine months ended June 30, 2018 were $78.4 million, an increase of $11.6 million, or 17.4% over prior year due principally to increased professional service costs attributed to increased revenue. As a percentage of revenue, direct expenses were 77.8%, a favorable reduction of 0.5%.

Gross Margin

Gross margin for the nine months ended June 30, 2018 was approximately $22.3 million, an increase of $3.9 million, or 20.9%, over prior year period, largely driven by the increase in revenue.

General and Administrative Expenses

General and administrative (“G&A”) expenses primarily relate to functions such as operations overhead, corporate management, legal, finance, accounting, contracts administration, human resources, management information systems, and business development. G&A expenses for the nine months ended June 30, 2018 were approximately $14.7 million, an increase of $2.0 million or 15.5% over the prior year period, primarily driven by growth in our business development costs.

Depreciation and Amortization

This category comprises non-cash expenditures related to depreciation on fixed assets and the amortization of acquired definite-lived intangible assets. As a professional services organization, DLH has not required significant expenditures on capital equipment and other fixed assets. For the nine months ended June 30, 2018 and 2017, depreciation and amortization were approximately $1.7 million and $1.3 million, respectively, due principally to the amortization of acquired definite-lived intangible assets.

Income from Operations

Income from operations for the nine months ended June 30, 2018 was approximately $6.0 million, an increase of approximately $1.5 million over the prior year period. The improvement is due principally to increased gross margin offset in part by additional G&A expenses.

Interest Expense, net

Interest expense, net, includes interest expense on the Company's term loan and amortization of deferred financing costs on debt obligations, for the nine months ended June 30, 2018 and 2017, interest expense, net was approximately $0.8 million and $0.9 million, respectively.

Income before Income Taxes

For the nine months ended June 30, 2018, income before taxes were approximately $5.2 million, an improvement of approximately $1.6 million over the prior year period due principally to increased gross margin derived from higher revenue offset in part by increased G&A expenses.

Income Tax Expense

For the nine months ended June 30, 2018, DLH recorded a $5.1 million provision for tax expense, an increase of approximately $3.7 million, primarily driven by the $3.4 million write-down of deferred tax assets from revaluation of our net operating loss carryforwards from the previously recognized federal rate of 34% to the 21% rate in the 2017 Tax Act enacted in December 2017. Net of this write-down, tax expense was $1.0 million and $0.8 million for the nine months ended June 30, 2018 and 2017, respectively. Net of the write-down, the effective tax rates were 33.3% and 37.4% for the nine months ended June 30, 2018 and 2017, respectively, due to the prorated impact of the tax rate reduction from the 2017 Tax Act enacted in December 2017.

Net Income

Net income for the nine months ended June 30, 2018 was approximately $0.1 million, or $0.01 and $0.01 per basic and diluted share, respectively, a decrease of approximately $2.2 million or $0.19 and $0.17 per basic and diluted share over the prior year period. The decrease was primarily due to the write-down of deferred tax assets described above which offset the increase in revenues and related gross margins.

Non-GAAP Financial Measures

On a non-GAAP basis, Earnings Before Interest Tax Depreciation and Amortization ("EBITDA") for the three months ended June 30, 2018 was approximately $3.2 million, an increase of approximately $0.9 million, or 41.5% over the prior year three months ended. The increase is attributable principally to increased gross margin from higher revenue.

On a non-GAAP basis, EBITDA for the nine months ended June 30, 2018 was approximately $7.6 million, an increase of approximately $1.9 million, or 32.6% over the prior year nine months ended. The increase is attributable principally to increased gross margin from higher revenue.

The Company uses EBITDA as a supplemental non-GAAP measure of our performance. DLH defines EBITDA as net income excluding (i) interest expense, (ii) provision for or benefit from income taxes, if any, and (iii) depreciation and amortization.

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

In addition, for the nine months period, we are also reporting our net income excluding the impact of the Tax Cut and Jobs Act of 2017 on the valuation of our deferred tax assets. On December 22, 2017, the Tax Cut and Jobs Act was enacted, which, among other things, reduced corporate tax rates and revised rules regarding the usability of net operating losses. These changes have resulted in a discrete charge to the first quarter tax provision of $3.4 million associated with revaluing the benefit of our net operating losses. We are reporting this non-GAAP metric to demonstrate the impact of the tax law change.

These non-GAAP measures of our performance are used by management to conduct and evaluate its business during its regular review of operating results for the periods presented. Management and the Company's Board utilize these non-GAAP measures to make decisions about the use of the Company's resources, analyze performance between periods, develop internal projections and measure management's performance. DLH believes that these non-GAAP measures are useful to investors in evaluating the Company's ongoing operating and financial results and understanding how such results compare with the Company's historical performance. By providing this non-GAAP measure as a supplement to GAAP information, DLH believes this enhances investors understanding of its business and results of operations.

Reconciliation of GAAP net income to EBITDA, a non-GAAP measure:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Net income	$1,614	$945	$669	$79	$2,248	$(2,169)
(i) Interest expense	262	269	(7)	801	888	(87)
(ii) Provision for taxes	738	539	199	5,084	1,345	3,739
(iii) Depreciation and amortization	588	510	78	1,654	1,265	389
EBITDA	$3,202	$2,263	$939	$7,618	$5,746	$1,872

Reconciliation of GAAP net income to net income excluding the effect of the 2017 Tax Act, a non-GAAP measure:

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Net income	$1,614	$945	$669	$79	$2,248	$(2,169)
Write-down of deferred tax assets	$—	$—	$—	$3,365	$—	$3,365
Pro-forma impact of tax rate change	$—	$145	$(145)	$—	$350	$(350)
Net income, excluding effect of the 2017 Tax Act	$1,614	$1,090	$524	$3,444	$2,598	$846

Net income per fully-diluted share	$0.13	$0.08	$0.05	$0.01	$0.18	$(0.17)
Impact of write-down of deferred tax asset	$—	$—	$—	$0.26	$—	$0.26
Pro-forma impact of tax rate change	$—	$0.01	$(0.01)	$—	$0.03	$(0.03)
Net income per fully-diluted share, excluding effect of the 2017 Tax Act	$0.13	$0.09	$0.04	$0.27	$0.21	$0.06

Sources of cash and cash equivalents

As of June 30, 2018, the Company's immediate sources of liquidity include cash and cash equivalents, accounts receivable, and access to its secured revolving line of credit facility with Fifth Third Bank. This credit facility provides us with access of up to $10.0 million, subject to certain conditions including eligible accounts receivable. The Company's present operating liabilities are largely predictable and consist of vendor and payroll related obligations. Our current investment and financing obligations are adequately covered by cash generated from profitable operations and planned operating cash flow should be sufficient to support the Company's operations for twelve months from issuance of these financial statements.

Loan Facility

A summary of our loan facilities and subordinated debt financing for the period ended June 30, 2018 is as follows:

	($ in Millions)

Lender	Arrangement	Loan Balance	Interest*	Maturity Date
Fifth Third Bank	Secured term loan $25 million ceiling (a)	$14.0	LIBOR + 3.0%	05/01/21
Fifth Third Bank	Secured revolving line of credit $10 million ceiling (b)	$—	LIBOR + 3.0%	05/01/21

*LIBOR Interest rate as of June 30, 2018 was 1.98%.

(a) a secured term loan with an original aggregate principal amount of $25.0 million (the “Term Loan”).

(b) a secured revolving credit facility in an aggregate principal amount of up to $10.0 million, subject to certain conditions including eligible accounts receivable (the “Revolving Credit Facility”).

The Term Loan matures on May 1, 2021 and after giving effect to the extension to the loan agreement described in Note 5 to the financial statements, the Revolving Credit Facility matures on May 1, 2021.

The Term Loan and Revolving Credit Facility bear interest at the rate of LIBOR plus a margin of 3.0% and the loans are secured by liens on substantially all of the assets of the Company. The provisions of the Term Loan and Revolving Credit Facility are fully described in Note 5 of the consolidated financial statements.

Contractual Obligations as of June 30, 2018

			Payments Due by Period
Contractual obligations			Next 12	2-3	4-5	More than 5
(Amounts in thousands)	Ref	Total	Months	Years	Years	Years
Debt Obligations		$13,958	$3,750	$10,208	$—	$—
Facility Leases		2,998	906	1,135	668	289
Equipment operating leases		48	27	21	—	—
Total Obligations		$17,004	$4,683	$11,364	$668	$289

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

Significant Accounting Policies and Use of Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on historical experience and assumptions that are believed to be reasonable at the time. Actual results could differ from such estimates.  Critical policies and practices are important to the portrayal of a company’s financial condition and results of operations, and may require management’s subjective judgments about the effects of matters that are uncertain. See the information under Note 6 "Significant Accounting Policies" to the consolidated financial statements in DLH’s Annual Report on Form 10-K for the year ended September 30, 2017, as well as the discussion under the caption “Critical Accounting Policies and Estimates” beginning on page 25 therein for a discussion of our critical accounting policies and estimates. DLH senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies, or the estimates associated with those policies in the three months ended June 30, 2018.

New Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 3 in the Notes to Consolidated Financial Statements elsewhere in this Quarterly Report, and we incorporate such discussion by reference.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DLH does not undertake trading practices in securities or other financial instruments and therefore does not have any material exposure to interest rate risk, foreign currency exchange rate risk, commodity price risk or other similar risks, which might otherwise result from such practices. DLH is not materially subject to fluctuations in foreign exchange rates, commodity prices or other market rates or prices from market sensitive instruments. DLH believes it does not have a material interest rate risk with respect to our prior workers’ compensation programs, for which funds were deposited into trust for possible future payments of claims. DLH does not believe the level of exposure to interest rate fluctuations on its debt instruments is material, and has determined that a 1.0% increase to the LIBOR rate would impact our interest expense by $0.1 million per year. As of June 30, 2018 the Lender's interest rate was 4.98%.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control that occurred during the fiscal quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A:      RISK FACTORS

Our operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2017 and in our other reports filed with the SEC for a discussion of the risks associated with our business, financial condition and results of operations. These factors, among others, could have a material adverse effect upon our business, results of operations, financial condition or liquidity and cause our actual results to differ materially from those contained in statements made in this report and presented elsewhere by management from time to time. The risks identified by DLH in its reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition or liquidity. Other than the risks described elsewhere in this Quarterly Report, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

The following table provides certain information with respect to the status of our publicly announced stock repurchase program during third quarter ended June 30, 2018:

				($ in thousands)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 2018	—	$—	—	$77
May 2018	—	—	—	77
June 2018	—	—	—	77
Third Quarter Total	—	$—	—	$77

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:         OTHER INFORMATION

None.

ITEM 6:        EXHIBITS

Exhibits to this report which have previously been filed with the Commission are incorporated by reference to the document referenced in the following table.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Dated	Exhibit	Herewith

10.1	First Amendment to Loan Agreement with Fifth Third Bank, dated May 10, 2018.	8-K	05/14/18	10.1
10.2	Change in Control, Severance and Covenant Agreement with Helene Fisher, dated June 4, 2018				X
31.1	Certification of Chief Executive Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

31.2	Certification of Chief Financial Officer pursuant to Section 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a)				X

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 17 CFR 240.13a-14(b) or 17 CFR 240.15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code				X

101
The following financial information from the DLH Holdings Corp. Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and, (iv) the Notes to the Consolidated Financial Statements.
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

Date: August 6, 2018